Form 10-K
period 1996-12-31
SIMON DEBARTOLO GROUP L P
filed 1997-03-31
CIK 1022344

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                        Commission file number 333-11491

                           SIMON DEBARTOLO GROUP, L.P.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           34-1755769
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

       115 WEST WASHINGTON STREET
          INDIANAPOLIS, INDIANA                                46204
(Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 636-1600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


      TITLE OF EACH CLASS
      -------------------

6 7/8% Notes due November 15, 2006

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  [x]      NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [x]

                      Documents Incorporated By Reference

Portions of the Simon DeBartolo Group, Inc.'s Proxy Statement in connection with its Annual Meeting of Shareholders, scheduled to be held May 14, 1997, are incorporated by reference in Part III.

================================================================================

                           SIMON DEBARTOLO GROUP, L.P.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996

                                TABLE OF CONTENTS

Item No.                                                                         Page No.
--------                                                                         --------


                                     Part I

1.   Business......................................................................   3
2.   Properties....................................................................   9
3.   Legal Proceedings.............................................................   30
4.   Submission of Matters to a Vote of Security Holders...........................   30


                                     Part II

5.   Market for the Registrant's Common Equity and Related Shareholder Matters.....   31
6.   Selected Financial Data.......................................................   33
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations...........................................   35
8.   Financial Statements and Supplementary Data...................................   46
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure......................................................   47

                                    Part III

10.  Directors and Executive Officers of the Registrant............................   47
11.  Executive Compensation........................................................   47
12.  Security Ownership of Certain Beneficial Owners and Management................   47
13.  Certain Relationships and Related Transactions................................   47


                                     Part IV

14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............   48


                                   SIGNATURES......................................   102

                                     PART I

ITEM 1.  BUSINESS


         BACKGROUND


         Simon DeBartolo Group, Inc. (the "Company"), a Maryland corporation, formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company completed its initial public offering of securities (the "IPO") in 1993. Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP. SDG, LP and SPG, LP are hereafter collectively referred to as the " Operating Partnership". Prior to the Merger (described below), references to the Operating Partnership refer to SPG, LP only. The Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1996, the Operating Partnership owns or holds an interest in 186 income-producing properties, which consist of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall located in 33 states (the "Properties"). The Operating Partnership also owns interests in two specialty retail centers, two value-oriented super-regional malls and one community center currently under construction and six parcels of land held for future development. At December 31, 1996, 1995 and 1994, the Company's ownership interest in the Operating Partnership was 61.4%, 61.0% and 56.4%, respectively. The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"), which manages 33 regional malls and community shopping centers not wholly-owned by the Operating Partnership and certain other properties and also engages in certain property development activities.


          THE MERGER


          On August 9, 1996 the national shopping center business of DeBartolo Realty Corporation ("DRC") was acquired for an aggregate value of $3.0 billion (the "Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and one mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. In connection with the merger, the Company changed its name to Simon DeBartolo Group, Inc.

          Further, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DeBartolo Properties Management, Inc., ("DPMI"), for $2.5 million in cash. The Operating Partnership holds substantially all of the economic interest in DPMI. The Operating Partnership holds substantially all of the economic interest in the Management Company, while substantially all of the voting stock is held by Melvin Simon, Herbert Simon and David Simon. The Management Company is accounted for using the equity method of accounting.

          For additional information concerning the Merger, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          GENERAL

          As of December 31, 1996, the Operating Partnership owned or held interests in a diversified portfolio of 186 income-producing Properties, including 113 enclosed regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall, located in 33 states. Regional malls, community centers and the remaining portfolio comprised 82%, 7.8%, and 10.2%, respectively of total rent revenues and tenant reimbursements in 1996. The Properties contain an aggregate of approximately 113.3 million square feet of GLA, of which 67.3 million square feet is owned by the Operating Partnership ("Owned GLA"). Approximately 3,200 different retailers occupy approximately 12,000 stores in the Properties. Total estimated retail sales at the Properties approached $16.7 billion in 1996.

          As of December 31, 1996, mall and freestanding Owned GLA was 84.7% leased in the regional malls and 91.6% for Owned GLA in the community shopping centers. In addition, the Operating Partnership has interests in five properties under construction in the United States, and six parcels of land held for development containing an aggregate of approximately 367 acres (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties").

          OPERATING STRATEGIES

          The Operating Partnership's primary business objectives are to increase per unit of ownership in the Operating Partnership ("Unit") cash generated from operations and the value of the Operating Partnership's properties and operations. The Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.


         LEASING. The Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.

         MANAGEMENT. Drawing upon the expertise gained through management of approximately 129 million square feet of retail and mixed-use properties, the Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities, and systematic planning and monitoring of results.

         STRATEGIC EXPANSIONS AND RENOVATIONS. A key objective of the Operating Partnership is to increase the profitability and market share of the Portfolio Properties through the completion of strategic renovations and expansions. In 1996, the Operating Partnership completed construction and opened eight expansion and/or renovation projects at Greenwood Plus in Greenwood, Indiana; Muncie Mall in Muncie, Indiana; Summit Mall in Akron, Ohio; University Park Mall in South Bend, Indiana; College Mall in Bloomington, Indiana; Century III Mall in Pittsburgh, Pennsylvania; Coral Square in Coral Springs, Florida; and The Florida Mall in Orlando, Florida.

         The Operating Partnership has a number of renovation and/or expansion projects currently under construction. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

         Development. Development activities are an ongoing part of the Operating Partnership's business. The Operating Partnership opened two new regional malls, one specialty retail center, and one value-oriented super-regional mall during 1996. The new regional malls include the 1.0 million square foot Cottonwood Mall in Albuquerque, New Mexico and the 800,000 square foot Indian River Mall in Vero Beach, Florida. The new specialty retail center is the 60,000 square foot Tower Shops in Las Vegas, Nevada and the value-oriented super-regional mall is the 1.3 million square foot Ontario Mills in Ontario, California. Cottonwood Mall is anchored by Dillard's, Foley's, JCPenney, Mervyn's and Montgomery Ward. Indian River Mall is anchored by AMC Theatres, Burdines, Dillard's, JCPenney, and Sears. Ontario Mills' anchors include: AMC Theatres, Burlington Coat Factory, JCPenney, Sports Authority and Marshall's, with a Dave & Busters under construction.

         In addition, Indian River Commons, a 265,000 square foot community shopping center opened during March 1997 in Vero Beach, Florida. The Operating Partnership owns 50% of this joint venture project, which is anchored by HomePlace, Lowe's, Office Max and Service Merchandise.



         Development activities are ongoing at several other locations including:

         o A 235,000 square foot phase II expansion of Forum in Las Vegas, in which the Operating Partnership has a 55% ownership interest, is scheduled to open in August 1997. The costs of the phase II project are being funded with a portion of the $184 million two-tranche financing facility which closed on February 23, 1996. The loan bears interest on a weighted average basis at LIBOR plus 137 basis points and matures in February 2000.

         o The Source, a 730,000 square foot value-oriented retail and entertainment development project in Westbury (Long Island), New York, is expected to open in August 1997. This new $150 million development will adjoin an existing Fortunoff store. The Operating Partnership has a total equity investment of $25.3 million in this 50%-owned joint venture project. Construction financing of $120 million closed on this property in July 1996. The loan initially bears interest at LIBOR plus 170 basis points and matures on July 16, 1999.

         o Arizona Mills, a 1,230,000 square foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $184 million value-oriented super-regional mall is expected to open in November 1997. In January 1997, the joint venture closed on a five-year $145 million construction loan with interest at LIBOR plus 150 basis points. The Operating Partnership had an $13.5 million equity investment through December 31, 1996 and a 25% ownership interest in this joint venture development.

         o Grapevine Mills, a 1,480,000 square foot retail development project in Grapevine (Dallas/Fort Worth), Texas, broke ground on July 10, 1996. This $202 million value-oriented super-regional mall development project is expected to open in October 1997. A commitment has been obtained for a four-year $157 million construction loan (plus a one-year extension) with an initial interest rate of LIBOR plus 165 basis points. The Operating Partnership has a $14 million equity commitment on this 37.5%-owned joint venture project, and made its initial contribution of $7.9 million in January 1997.

         o The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA is scheduled to open in 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $143 million project. The Operating Partnershi expects to have construction financing for the majority of the development costs of this project in place during the second quarter of 1997.

         In addition, the Operating Partnership is in the preconstruction development phase on two new community center projects, each of which is immediately adjacent to an existing regional mall in the Operating Partnership's portfolio. Lakeline Plaza, a 50%-owned joint venture development project in Austin, Texas, is scheduled to open in 1998. This approximately $39 million development is projected to open with 391,000-square-feet of GLA. Muncie Plaza, a wholly-owned project, is scheduled to open in Muncie, Indiana, in 1998. This approximately $15 million development is projected to open with 200,000-square-feet of GLA.

         The Operating Partnership also has direct or indirect interests in six other parcels of land held for development in five states totaling approximately 367 acres. Management believes the Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

         Acquisitions. In addition to the Merger, the Operating Partnership acquired additional ownership in two existing regional malls, Ross Park Mall and North East Mall, increasing its ownership in each of those malls to 100%. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for the Operating Partnership to acquire additional portfolios of shopping centers. Management also believes that its extensive experience in the shopping center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis for the transferors.



         COMPETITION



          The Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders and (iv) the size and diversity of its Properties. Management believes that the Portfolio Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the Operating Partnership to be the leader in the industry.

          All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material effect on the Operating Partnership's ability to lease space and on the level of rents the Operating Partnership can obtain.

          There are numerous commercial developers, real estate companies and other owners of real estate that compete with the Operating Partnership in its trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that the Operating Partnership and its competitors develop and manage.

          ENVIRONMENTAL MATTERS

          Substantially all of the Portfolio Properties located in the United States have been subjected to Phase I or similar environmental audits (which involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants since April 1988. Most of these audits have been conducted since January 1, 1990. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the Operating Partnership. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities, that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management, that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of environmental liability.

          ASBESTOS-CONTAINING MATERIALS. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Asbestos-containing materials in the form of spray-on fireproofing and thermal system insulation are also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the Operating Partnership in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space. Although it is difficult to assess the costs of abatement or removal of such asbestos-containing materials at this time, and no assurance can be given as to the magnitude of such costs, the Operating Partnership does not believe that such costs will be material to the Operating Partnership's financial condition or results of operation. The Operating Partnership has developed and is implementing an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials.

          UNDERGROUND STORAGE TANKS. Many of the Properties contain, or at one time contained, underground storage tanks used to store heating oil for on-site consumption or petroleum products typically related to the operations of auto service centers. Certain adjacent properties contain, or at one time contained, underground storage tanks. At present, the Operating Partnership is aware of five underground storage tanks owned and operated by the Operating Partnership, and has either begun or scheduled appropriate compliance activities in all cases. The Operating Partnership also is aware of several additional underground storage tanks operated by tenants or subtenants at the Properties, and compliance activities with respect to those underground storage tanks are expected to be completed by 1998 by the respective tenants or subtenants. Upon any such tenant's or subtenant's failure to cause such compliance activities, the Operating Partnership could become primarily responsible for such compliance.

          Site assessments at seven Properties have revealed certain soil and/or groundwater contamination associated with underground storage tanks formerly operated by third parties. All such tanks had been removed or, at one property, previously abandoned in place. The Operating Partnership is in the process of evaluating the extent of such contamination and will take appropriate action in accordance with all applicable environmental laws. Since the underground storage tanks associated with such contamination are no longer in place or in operation, the Operating Partnership does not believe that the costs to the Operating Partnership to address such contamination will be material. In addition, the Operating Partnership has begun soil and/or groundwater remediation to address minor contamination associated with other underground storage tanks currently or formerly located at certain Properties. Such remediation is being conducted in accordance with applicable environmental laws. The Operating Partnership has no reason to believe that leakage has occurred from any other underground storage tanks currently or previously located at the Properties or that the impact of any such contamination from any onsite or offsite source would be material.

          The cost of underground storage tank compliance, closure, removal and remediation activities have been reserved for and are not expected to have material adverse effect on the Operating Partnership's financial condition or results of operations.

          GENERAL COMPLIANCE. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations (see Item 3. Legal Proceedings). Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

          PROPERTIES TO BE DEVELOPED OR ACQUIRED. Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the Operating Partnership will conduct the necessary environmental due diligence consistent with past practice.

          Employees

          The Operating Partnership and its affiliates employ approximately 7,400 persons at various centers and offices throughout the United States. Approximately 675 of such employees are located at the Operating Partnership's headquarters in Indianapolis, Indiana, and approximately 3,950 of all employees are part-time.


          INSURANCE

          The Operating Partnership has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties. Management believes that such insurance provides adequate coverage.

          CORPORATE HEADQUARTERS

          The Operating Partnership's executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is (317) 636-1600.

          EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information with respect to the executive officers of the Company, which is the general partner of the Operating Partnership, as of December 31, 1996.

                      Name           Age              Position
                      ----           ---              --------
       Melvin Simon (1)              70          Co-Chairman
       Herbert Simon (1)             62          Co-Chairman
       David Simon (1)               35          Chief Executive Officer
       Richard S. Sokolov            47          President and Chief Operating Officer
       Randolph L. Foxworthy         52          Executive Vice President - Corporate Development
       William J. Garvey             58          Executive Vice President - Property Development
       James A. Napoli               50          Executive Vice President - Leasing
       John R. Neutzling             44          Executive Vice President - Property Management
       James M. Barkley              45          General Counsel; Secretary
       Stephen E. Sterrett           41          Treasurer


       (1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

          Set forth below is a summary of the business experience of the executive officers of the Company. The executive officers of the Company serve at the pleasure of the Board of Directors and have served in such capacities since the completion of the Company's IPO, with the exception of Mr. Richard Sokolov who has been President, Chief Operating Officer and a director since the Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, and Richard Sokolov, see Item 10 of this report.

          Mr. Foxworthy is the Executive Vice President - Corporate Development of the Company. He served as a Director of the Company from the IPO until the Merger. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Company since the IPO.

          Mr. Garvey is the Executive Vice President - Property Development of the Company. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

          Mr. Napoli is the Executive Vice President - Leasing of the Company. Mr. Napoli also served as Executive Vice President and Director of Leasing since he joined MSA in 1989.

          Mr. Neutzling holds the position of Executive Vice President - Property Management of the Company. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

          Mr. Barkley serves as the Company's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

          Mr. Sterrett serves as the Company's Treasurer. He joined MSA in 1989 and has held various positions with MSA.

ITEM 2.  PROPERTIES


          PORTFOLIO PROPERTIES

          The Properties generally consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 113 regional malls in the Properties range in size from approximately 210,000 to 1.5 million square feet of GLA, with 108 regional malls over 400,000 square feet. These regional malls contain in the aggregate over 10,000 occupied stores, including over 430 anchors which are mostly national retailers. As of December 31, 1996, regional malls (including specialty retail centers, and retail space in the mixed-use properties) represented 83.7% of the GLA, 79.7% of Owned GLA and 84.9% of total annualized base rent of the Properties.

          Community shopping centers are unenclosed and are generally smaller than regional malls. Most of the 65 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1996, community shopping centers represented 13.4% of the GLA, 15.6% of Owned GLA and 10.1% of the total annualized base rent of the Properties.

          The Operating Partnership also has an interest in three specialty retail centers, four mixed-use properties and one value-oriented super regional mall. The specialty retail centers contain approximately 530,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The four mixed-use properties range in size from approximately 500,000 to 1,025,000 square feet of GLA. Two of these properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. Ontario Mills is the value-oriented super regional mall. Ontario Mills contains over 1.3 million square feet of GLA, including six anchors, one of which is under construction.

          As of December 31, 1996, approximately 84.7% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use properties was leased and approximately 91.6% of Owned GLA in the community shopping centers was leased.

          Of the 186 Properties, 140 are owned 100% by the Operating Partnership (the "Wholly-Owned Properties") and the remainder are held as joint venture interests (the "Joint Venture Properties"). The Operating Partnership is the managing or co-managing general partner of all but three Joint Venture Property partnerships.

                             ADDITIONAL INFORMATION

         The following table sets forth certain information, as of December 31, 1996, regarding the Properties:

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
REGIONAL MALLS

    1. Alton Square              Fee                        100.0%        Acquired         545,376      Famous Barr, JCPenney
       Alton, IL                                                            1993                        Sears (3)

    2. Amigoland Mall            Fee                         100.0       Built 1974        560,297      Beall's, Dillard's, JCPenney
       Brownsville, TX                                                                                  Montgomery Ward

    3. Anderson Mall             Fee                         100.0       Built 1972        633,459      Gallant Belk, JCPenney
       Anderson, SC                                                                                     Sears, Uptons

    4. Aventura Mall (4)         Fee                          33.3       Built 1983        987,294      Bloomingdales (3), JCPenney
       Miami, FL                                                                                        Lord & Taylor, Macy's, Sears

    5. Avenues, The              Fee                          25.0       Built 1990      1,113,346      Dillard's, Gayfers
       Jacksonville, FL                                                                                 Sears, Parisian, JCPenney

    6. Barton Creek Square       Fee                         100.0       Built 1981      1,375,774      Dillard's (5), Foley's
       Austin, TX                                                                                       JCPenney, Sears
                                                                                                        Montgomery Ward
    7. Battlefield Mall          Fee and Ground              100.0       Built 1970      1,156,884      Dillard's, Famous Barr
       Springfield, MO           Lease (2056)                                                           Montgomery Ward, Sears
                                                                                                        JCPenney

    8. Bay Park Square           Fee                         100.0       Built 1980        641,838      Kohl's, Montgomery Ward
       Green Bay, WI                                                                                    Shopko, Elder-Beerman

    9. Bergen Mall               Fee and Ground              100.0        Acquired       1,021,198      Value City, Stern's,
       Paramus, NJ               Lease (6) (2061)                           1987                        Marshall's, Off 5th-Saks
                                                                                                        Fifth Avenue Outlet

   10. Biltmore Square           Fee                      (7) 66.7       Built 1989        495,439      Belk, Dillard's, Proffitt's
       Asheville, NC                                                                                    Goody's

   11. Boynton Beach Mall        Fee                         100.0       Built 1985      1,064,298      Burdines, Macy's, Sears
       Boynton Beach, FL                                                                                Mervyn's (8)
                                                                                                        JCPenney
   12. Broadway Square           Fee                         100.0        Acquired         570,775      Dillard's, JCPenney, Sears
       Tyler, TX                                                            1994

   13. Brunswick Square          Fee                         100.0       Built 1973        736,688      Macy's, JCPenney
       East Brunswick, NJ

   14. Castleton Square          Fee                         100.0       Built 1972      1,352,632      LS Ayres, Lazarus,
       Indianapolis, IN                                                                                 Montgomery Ward
                                                                                                        JCPenney, Sears

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
   15. Century III Mall          Fee                          50.0       Built 1979      1,287,492      Lazarus, Kaufmann's
       Pittsburgh, PA                                                                                   JCPenney, Sears, T.J. Maxx
                                                                                                        Wickes Furniture
   16. Century Mall              Fee                         100.0        Acquired         415,138      Burlington Coat Factory
       Merrillville, IN                                                     1982                        Montgomery Ward

   17. Charles Towne Square (11) Fee                         100.0       Built 1976        463,311      Montgomery Ward
       Charleston, SC                                                                                   Service Merchandise (9)
                                                                                                        (10)
   18. Chautauqua Mall           Fee                         100.0       Built 1971        420,737      The Bon Ton (3), Sears,
       Lakewood, NY                                                                                     JCPenney(3), Office Max

   19. Cheltenham Square         Fee                         100.0       Built 1981        619,838      Burlington Coat Factory
       Philadelphia, PA                                                                                 Home Depot, Value City
                                                                                                        Seaman's Furniture, Shop
                                                                                                        Rite
   20. Chesapeake Square         Fee and Ground           (7) 75.0       Built 1989        704,463      Proffitt's (8), Belk
       Chesapeake, VA            Lease (2062)                                                           JCPenney, Sears
                                                                                                        Montgomery Ward
   21. Cielo Vista Mall          Fee and Ground              100.0       Built 1974      1,194,468      Dillard's (5), JCPenney
       El Paso, TX               Lease (12) (2027)                                                      Montgomery Ward
                                                                                                        Sears
   22. Circle Centre             Property Lease               14.7       Built 1995        797,040      Nordstrom
       Indianapolis, IN          (2097)                                                                 Parisian

   23. College Mall              Fee and Ground              100.0       Built 1965        706,175      JCPenney, Lazarus
       Bloomington, IN           Lease (13) (2048)                                                      L.S. Ayres, Sears, Target

   24. Columbia Center           Fee                         100.0        Acquired         716,864      The Bon Marche, Lamonts
       Kennewick, WA                                                        1987                        JCPenney, Sears

   25. Coral Square              Fee                          50.0       Built 1984        939,182      Burdines (5), Mervyn's (8)
       Coral Springs, FL                                                                                JCPenney, Sears

   26. Cottonwood Mall           Fee                         100.0       Built 1996      1,026,956      Dillard's, Foley's,
       Albuquerque, NM                                                                                  JCPenney, Mervyn's
                                                                                                        Montgomery Ward
   27. Crossroads Mall           Fee                         100.0        Acquired         872,895      Dillard's, Sears
       Omaha, NE                                                            1994                        Younkers

   28. Crystal River Mall        Fee                         100.0       Built 1990        425,277      Belk Lindsey, Kmart
       Crystal River, FL                                                                                JCPenney, Sears

   29. DeSoto Square             Fee                         100.0       Built 1973        689,733      Burdines, JCPenney
       Bradenton, FL                                                                                    Sears, Dillard's

   30. East Towne Mall           Fee                         100.0       Built 1984        975,676      Dillard's, JCPenney
       Knoxville, TN                                                                                    Proffitt's, Sears
                                                                                                        Service Merchandise

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
   31. Eastern Hills Mall        Fee                         100.0       Built 1971        997,081      Sears, The Bon Ton
       Buffalo, NY                                                                                      JCPenney, Kaufmann's
                                                                                                        Jenss, Waccamaw
   32. Eastgate Consumer Mall    Fee                         100.0        Acquired         462,968      Burlington Coat Factory
       Indianapolis, IN                                                     1981

   33. Eastland Mall             Fee                         100.0       Built 1986        702,707      Dillard's, JCPenney
       Tulsa, OK                                                                                        Service Merchandise
                                                                                                        Mervyn's,
   34. Florida Mall, The         Fee                          50.0       Built 1986      1,119,726      Saks Fifth Avenue
       Orlando, FL                                                                                      Dillard's (5), Gayfers
                                                                                                        JCPenney, Sears
   35. Forest Mall               Fee                         100.0       Built 1973        481,937      JCPenney, Kohl's
       Fond Du Lac, WI                                                                                  Younkers, Sears

   36. Forest Village Park Mall  Fee                         100.0       Built 1980        417,322      JCPenney, Kmart
       Forestville, MD

   37. Fremont Mall              Fee                         100.0       Built 1966        211,708      1/2 Price Store, JCPenney
       Fremont, NE

   38. Glen Burnie Mall          Fee                         100.0       Built 1963        455,718      Montgomery Ward, Best Buy
       Glen Burnie, MD                                                                                  Toys "R" Us, Dick's Clothing
                                                                                                        and Sporting Goods
   39. Golden Ring Mall          Fee                         100.0       Built 1974        719,436      Caldor, Hecht's
       Baltimore, MD                                                                                    Montgomery Ward

   40. Great Lakes Mall          Fee                         100.0       Built 1961      1,292,924      Dillard's (5), Kaufmann's
       Cleveland, OH                                                                                    JCPenney, Sears

   41. Greenwood Park            Fee                         100.0        Acquired       1,273,561      JCPenney, Lazarus
        Mall                                                                1979                        L.S. Ayres, Sears
       Greenwood, IN                                                                                    Montgomery Ward
                                                                                                        Service Merchandise
   42. Gulf View Square          Fee                         100.0       Built 1980        809,813      Burdines, Dillard's
       Port Richey, FL                                                                                  Montgomery Ward
                                                                                                        JCPenney, Sears
   43. Heritage Park Mall        Fee                         100.0       Built 1978        633,902      Dillard's, Sears
       Midwest City, OK                                                                                 Montgomery Ward
                                                                                                        Service Merchandise
   44. Hutchinson Mall           Fee                         100.0       Built 1985        525,845      Dillard's, JCPenney
       Hutchinson, KS                                                                                   Sears, Wal-Mart (14)
                                                                                                        Service Merchandise
   45. Independence Center       Fee                         100.0        Acquired       1,032,042      The Jones Store Co.
       Independence, MO                                                     1994                        Dillard's, Sears, (10)

   46. Indian River Mall         Fee                          50.0       Built 1996        753,705      Burdines, Sears
       Vero Beach, FL                                                                                   JCPenney, Dillard's

   47. Ingram Park Mall          Fee                         100.0       Built 1979      1,134,475      Dillard's (5), Foley's
       San Antonio, TX                                                                                  JCPenney, Sears, Beall's

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
   48. Irving Mall               Fee                         100.0       Built 1971      1,087,878      Dillard's, Foley's,
       Irving, TX                                                                                       Marshall's, JCPenney,
                                                                                                        Mervyn's, Sears
   49. Jefferson Valley Mall     Fee                         100.0       Built 1983        589,762      Macy's, Sears
       Yorktown Heights, NY                                                                             Service Merchandise

   50. La Plaza                  Fee and Ground              100.0       Built 1976        840,448      Dillard's, JCPenney, Beall's
       McAllen, TX               Lease (6) (2040)                                                       Foley's (3), Sears
                                                                                                        Service Merchandise
                                                                                                        Joe Brand-Lady Brand
   51. Lafayette Square          Fee                         100.0       Built 1968      1,220,402      JCPenney, LS Ayres
       Indianapolis, IN                                                                                 Lazarus, Sears, Waccamaw
                                                                                                        Montgomery Ward
   52. Lakeland Square           Fee                          50.0       Built 1988        901,689      Belk Lindsey, Burdines
       Lakeland, FL                                                                                     Dillard's, Mervyn's (8)
                                                                                                        JCPenney, Sears
   53. Lakeline Mall             Fee                          50.0       Built 1995      1,102,905      Dillard's, Foley's, Sears
       N. Austin, TX                                                                                    JCPenney, Mervyn's

   54. Lima Mall                 Fee                         100.0       Built 1965        752,839      Elder-Beerman, Sears
       Lima, OH                                                                                         Lazarus, JCPenney

   55. Lincolnwood Town Center   Fee                         100.0       Built 1990        441,169      Carson Pirie Scott
       Lincolnwood, IL                                                                                  JCPenney

   56. Longview Mall             Fee                         100.0       Built 1978        617,002      Dillard's (5), JCPenney
       Longview, TX                                                                                     Sears, Wilson's, Beall's

   57. Machesney Park Mall       Fee                         100.0       Built 1979        555,863      Kohl's, JCPenney
       Rockford, IL                                                                                     Bergners, (10)

   58. Mall of the Mainland      Fee                      (7) 65.0       Built 1991        779,095      Dillard's, JCPenney, Sears
       Galveston, TX                                                                                    Palais Royal, Foley's

   59. Markland Mall             Ground Lease (2041)         100.0       Built 1968        391,394      Lazarus, Sears
       Kokomo, IN                                                                                       Target

   60. McCain Mall               Ground Lease (15)           100.0       Built 1973        776,518      Dillard's, JCPenney
       N. Little Rock, AR        (2032)                                                                 M.M. Cohn, Sears

   61. Melbourne Square          Fee                         100.0       Built 1982        734,177      Belk, Burdines
       Melbourne, FL                                                                                    Dillard's, Mervyn's (8)
                                                                                                        JCPenney
   62. Memorial Mall             Fee                         100.0       Built 1969        416,273      JCPenney, Kohl's
       Sheboygan, WI                                                                                    Sears

   63. Miami                     Fee                          60.0       Built 1982        972,441      Burdines (5), Sears
       International Mall                                                                               Mervyn's (8), JCPenney
       Miami, FL

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
   64. Midland Park Mall         Fee                         100.0       Built 1980        619,454      Dillard's (5), JCPenney
       Midland, TX                                                                                      Sears, Beall's

   65. Miller Hill Mall          Fee                         100.0       Built 1973        802,038      Glass Block, JCPenney
       Duluth, MN                                                                                       Montgomery Ward, Sears

   66. Mission Viejo Mall        Fee                         100.0       Built 1979        816,815      Macy's, Montgomery Ward
       Mission Viejo, CA                                                                                Robinsons - May (5)

   67. Mounds Mall               Ground Lease (2033)         100.0       Built 1965        407,423      Elder-Beerman, JCPenney
       Anderson, IN                                                                                     Sears

   68. Muncie Mall               Fee                         100.0       Built 1970        499,406      JCPenney, L.S. Ayres
       Muncie, IN                                                                                       Sears, Elder Beerman

   69. North East Mall           Fee                         100.0       Built 1971      1,141,585      Dillard's (5), JCPenney
       Hurst, TX                                                                                        Montgomery Ward, Sears

   70. North Towne Square        Fee                         100.0       Built 1980        750,882      Elder-Beerman, Lion
       Toledo, OH                                                                                       Montgomery Ward

   71. Northfield Square         Fee                      (7) 31.6       Built 1990        533,162      Sears, Carson Pirie Scott
       Bradley, IL                                                                                      JCPenney, Venture

   72. Northgate                 Fee                         100.0        Acquired       1,102,260      The Bon Marche, Lamonts
       Mall                                                                 1987              (16)      Nordstrom, JCPenney
       Seattle, WA

   73. Northwoods Mall           Fee                         100.0        Acquired         666,748      Famous Barr, JCPenney
       Peoria, IL                                                           1983                        Montgomery Ward

   74. Orange Park Mall          Fee                         100.0        Acquired         829,559      Dillard's, Gayfer's
       Jacksonville, FL                                                     1994                        JCPenney, Sears

   75. Paddock Mall              Fee                         100.0       Built 1980        568,082      Belk, Burdines
       Ocala, FL                                                                                        JCPenney, Sears

   76. Palm Beach Mall           Fee                          50.0       Built 1967      1,200,800      JCPenney, Sears
       West Palm Beach, FL                                                                              Lord & Taylor
                                                                                                        Mervyn's (8), Burdines
   77. Port Charlotte            Fee                      (7) 80.0       Built 1989        715,820      Burdines, Dillard's
        Town Center                                                                                     Montgomery Ward
       Port Charlotte, FL                                                                               JCPenney, Sears

   78. Prien Lake Mall           Fee and Ground              100.0       Built 1972        467,230      JCPenney
       Lake Charles, LA          Lease (6) (2025)                                                       Montgomery Ward
                                                                                                        The White House
   79. Raleigh Springs Mall      Fee and Ground              100.0       Built 1979        907,826      Dillard's, Goldsmith's
       Memphis, TN               Lease (6) (2018)                                                       JCPenney, Sears

   80. Randall Park Mall         Fee                         100.0       Built 1976      1,522,536      Dillard's, Kaufmann's
       Cleveland, OH                                                                                    JCPenney, Sears
                                                                                                        Burlington Coat Factory

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
   81. Richardson Square         Fee                         100.0       Built 1977        863,619      Dillard's, Sears
       Dallas, TX                                                                                       Montgomery Ward

   82. Richmond Mall             Fee                         100.0       Built 1966        873,619      JCPenney, Sears
       Cleveland, OH

   83. Richmond Square           Fee                         100.0       Built 1966        318,663      Dillard's (3), JCPenney
       Richmond, IN                                                                                     Sears, Office Max

   84. Rolling Oaks Mall         Fee                          49.9       Built 1988        758,834      Dillard's, Foley's
       North San Antonio, TX                                                                            Sears

   85. Ross Park Mall            Fee                      (7) 89.0       Built 1986      1,273,553      Lazarus, JCPenney
       Pittsburgh, PA                                                                                   Kaufmann's, Sears
                                                                                                        Service Merchandise
   86. St. Charles Towne Center  Fee                         100.0       Built 1990        961,698      Hecht's, JCPenney,
       Waldorf, MD                                                                                      Kohl's (3), Sears
                                                                                                        Montgomery Ward,
   87. Seminole Towne            Fee                          45.0       Built 1995      1,138,893      Burdines, Dillard's
        Center                                                                                          JCPenney, Parisian, Sears
       Sanford, FL

   88. Smith Haven Mall          Fee                          25.0        Acquired       1,340,472      Sterns, Macy's
       Lake Grove, NY                                                       1995                        Sears, JCPenney (3)

   89. South Park Mall           Fee                         100.0       Built 1975        858,891      Burlington Coat Factory
       Shreveport, LA                                                                                   Dillard's, JCPenney
                                                                                                        Montgomery Ward
                                                                                                        Stage
   90. Southtown Mall            Fee                         100.0       Built 1969        858,196      Kohl's, JCPenney, L.S. Ayres
       Ft. Wayne, IN                                                                                    Sears, Service Merchandise

   91. Southern Park Mall        Fee                         100.0       Built 1970      1,200,480      Dillard's, Kaufmann's
       Youngstown, OH                                                                                   JCPenney, Sears

   92. Southgate Mall            Fee                         100.0        Acquired         321,343      Albertson's (14), Sears
       Yuma, AZ                                                             1988                        Dillard's, JCPenney

   93. Summit Mall               Fee                         100.0       Built 1965        717,868      Kaufmann's, Dillard's
       Akron, OH                                                                                        (10)

   94. Sunland Park Mall         Fee                         100.0       Built 1988        921,001      JCPenney, Mervyn's, Sears,
       El Paso, TX                                                                                      Dillard's
                                                                                                        Montgomery Ward
   95. Tacoma Mall               Fee                         100.0        Acquired       1,282,240      The Bon Marche, Sears
       Tacoma, WA                                                           1987                        Nordstrom, JCPenney
                                                                                                        Mervyn's
   96. Tippecanoe Mall           Fee                         100.0       Built 1973        866,727      Kohl's, Lazarus, Sears
       Lafayette, IN                                                                                    L.S. Ayres, JCPenney

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
   97. Towne East Square         Fee                         100.0       Built 1975      1,151,119      Dillard's, JCPenney
       Wichita, KS                                                                                      Sears, Service Merchandise

   98. Towne West Square         Fee                         100.0       Built 1980        937,959      Dillard's, Sears, JCPenney
       Wichita, KS                                                                                      Montgomery Ward
                                                                                                        Service Merchandise
   99. Treasure Coast Square     Fee                         100.0       Built 1987        884,630      Burdines, Dillard's, Sears
       Stuart, FL                                                                                       Mervyn's (8), JCPenney

  100. Tyrone Square             Fee                         100.0       Built 1972      1,092,599      Burdines, Dillard's
       St. Petersburg, FL                                                                               JCPenney, Sears

  101. University Mall           Ground Lease (17)           100.0       Built 1967        565,431      JCPenney, M.M. Cohn
       Little Rock, AR           (2026)                                                                 Montgomery Ward

  102. University Mall           Fee                         100.0        Acquired         712,170      McRae's, JCPenney
       Pensacola, FL                                                        1994                        Sears

  103. University Park Mall      Fee                          60.0       Built 1979        940,692      LS Ayres, Hudson's
       South Bend, IN                                                                                   JCPenney, Sears
                                                                                                        Marshall Fields
  104. Upper Valley Mall         Fee                         100.0       Built 1971        750,704      Lazarus, JCPenney
       Springfield, OH                                                                                  Sears, Elder-Beerman

  105. Valle Vista Mall          Fee                         100.0       Built 1983        647,078      Dillard's, Mervyn's,
       Harlingen, TX                                                                                    Sears, JCPenney, Marshalls,
                                                                                                        Beall's
  106. Virginia Center           Fee                      (7) 70.0       Built 1991        788,481      Proffitt's (8), Hecht's
        Commons (4)                                                                                     Leggett, JCPenney
       Richmond, VA                                                                                     Sears

  107. Washington Square         Fee                         100.0       Built 1974      1,178,457      L.S. Ayres, Lazarus
       Indianapolis, IN                                                                                 Montgomery Ward
                                                                                                        JCPenney, Sears
  108. West Ridge Mall           Fee                         100.0       Built 1988      1,041,624      Dillard's, JCPenney
       Topeka, KS (18)                                                                                  Jones, Sears
                                                                                                        Montgomery Ward

  109. West Town Mall            Fee and Ground                2.0        Acquired       1,262,386      JCPenney, Sears, Parisian
       Knoxville, TN             Lease (6) (2042)                           1991                        Proffitt's, Dillard's

  110. White Oaks Mall           Fee                          77.0       Built 1977        903,581      Bergner's, Famous Barr
       Springfield, IL                                                                                  Montgomery Ward, Sears

  111. Wichita Mall              Ground Lease (2022)         100.0       Built 1969        379,461      Office Max
       Wichita, KS                                                                                      Montgomery Ward

  112. Windsor Park Mall         Fee                         100.0       Built 1976      1,095,093      Dillard's (5), JCPenney
       San Antonio, TX                                                                                  Mervyn's, Beall's
                                                                                                        Montgomery Ward
  113. Woodville Mall            Fee                         100.0       Built 1969        794,325      Andersons, Sears
       Toledo, OH                                                                                       Elder-Beerman, (10)

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------

VALUE-ORIENTED SUPER-REGIONAL MALL
     1. Ontario Mills (4)         Fee                          25.0       Built 1996      1,332,030      AMC Theatres, JCPenney
        Ontario, CA                                                                                      Burlington Coat Factory
                                                                                                         Marshall's, Sports
                                                                                                         Authority Dave & Busters
                                                                                                         (3) Group USA, IWERKS (3)
                                                                                                         American Wilderness
                                                                                                         Experience (3), T.J. Maxx
                                                                                                         Foozles, Totally for Kids
                                                                                                         Bed, Bath & Beyond Bernini
                                                                                                         - Off Rodeo Mikasa, Virgin
                                                                                                         Megastore SEGA GameWorks
                                                                                                         (3) Off 5th-Saks Fifth
                                                                                                         Avenue Outlet

SPECIALTY RETAIL CENTERS

     1. Forum Shops at            Ground Lease (2067)          60.0       Built 1992        242,031
          Caesars, The
        Las Vegas, NV

     2. Tower Shops               Space Lease (2051)           50.0       Built 1996         61,280
        Las Vegas, NV

     3. Trolley Square            Fee and Ground               90.0        Acquired         225,813
        Salt Lake City, UT        Lease (19)                                 1986


 MIXED-USE PROPERTIES

     1. Fashion Centre at         Fee                          21.0       Built 1989        988,524      Macy's
        Pentagon City, The                                                                     (20)      Nordstrom
        Arlington, VA

     2. New Orleans               Fee and Ground              100.0       Built 1988      1,024,344      Macy's
         Centre/CNG Tower         Lease (2084)                                                 (21)      Lord & Taylor
        New Orleans, LA

     3. O'Hare International      Fee                         100.0       Built 1988        495,935
         Center                                                                                (22)
        Rosemont, IL

     4. Riverway                  Fee                         100.0        Acquired         820,129
        Rosemont, IL                                                         1991              (23)

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------

COMMUNITY SHOPPING CENTERS
   1. Arvada Plaza               Ground Lease (2058)          100.0%      Built 1966         98,242      King Soopers
      Arvada, CO

   2. Aurora Plaza               Ground Lease (2058)           100.0      Built 1965        150,189      King Soopers,
      Aurora, CO                                                                                         MacFrugel's Bargains
                                                                                                         Super Saver Cinema
   3. Bloomingdale               Fee                           100.0      Built 1987        598,570      Builders Square, T.J. Maxx
       Court                                                                                             Cineplex Odeon
      Bloomingdale, IL                                                                                   Frank's Nursery, Marshalls
                                                                                                         Office Max, Wal-Mart, (10)
                                                                                                         Service Merchandise,
   4. Boardman Plaza             Fee                           100.0      Built 1951        651,257      Burlington Coat Factory
      Youngstown, OH                                                                                     Giant Eagle, T.J. Maxx
                                                                                                         Reyers Outlet, Hills, (10)
   5. Bridgeview Court           Fee                           100.0      Built 1988        280,299      Omni, Venture
      Bridgeview, IL

   6. Brightwood Plaza           Fee                           100.0      Built 1965         41,893      _
      Indianapolis, IN

   7. Bristol Plaza              Ground Lease (2029)           100.0      Built 1965        116,754      (10)
      Bristol, VA

   8. Buffalo Grove Towne Center Fee                            92.5      Built 1988        134,131      Buffalo Grove Theatres
      Buffalo Grove, IL

   9. Celina Plaza               Fee and Ground                100.0      Built 1978         32,622      General Cinema
      El Paso, TX                Lease (24) (2027)

  10. Chesapeake Center          Fee                           100.0      Built 1989        305,904      Movies 10, Phar Mor
      Chesapeake, VA                                                                                     K-Mart, Service Merchandise

  11. Cobblestone Court          Fee and Ground                 35.0      Built 1993        261,165      Dick's Sporting Goods
      Victor, NY                 Lease (13) (2038)                                                       Kmart, Office Max

  12. Cohoes Commons             Fee and Ground                100.0      Built 1984        262,964      Bryant & Stratton
      Rochester, NY              Lease (6) (2032)                                                         Business Institute
                                                                                                         Lechmere's, Xerox
  13. Countryside Plaza          Fee and Ground                100.0      Built 1977        435,543      Best Buy, Builders Square
      Countryside, IL            Lease (13) (2058)                                                       Old Country Buffet
                                                                                                         Venture, (10)
  14. Crystal Court              Fee                            35.0      Built 1989        284,741      Cub Foods, Wal-Mart
      Crystal Lake, IL                                                                                   Service Merchandise, (10)

  15. East Towne Commons         Fee                           100.0      Built 1987        180,355      Electric Avenue & More
      Knoxville, TN

  16. Eastland Plaza             Fee                           100.0      Built 1986        188,154      Marshalls, Target
      Tulsa, OK                                                                                          Toys "R" Us

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
  17. Fairfax Court              Ground Lease (2052)            26.3      Built 1992        249,285      Circuit City Superstore
      Fairfax, VA                                                                                        Montgomery Ward
                                                                                                         Today's Man
  18. Forest Plaza               Fee                           100.0      Built 1985        413,816      Builders Square, Kohl's
      Rockford, IL                                                                                       Marshalls, Michaels
                                                                                                         Office Max, T.J. Maxx
  19. Fox River Plaza            Fee                           100.0      Built 1985        324,786      Builders Square, Venture
      Elgin, IL                                                                                          Michaels (25)
                                                                                                         Service Merchandise, (10)
  20. Gaitway Plaza              Fee                            23.3      Built 1989        229,909      Books-A-Million
      Ocala, FL                                                                                          Montgomery Ward
                                                                                                         Office Depot, T.J. Maxx
  21. Great Lakes Plaza          Fee                           100.0      Built 1976        163,920      Handy Andy, Circuit City
       Cleveland, OH

  22. Great Northeast            Fee                            50.0     Acquired 1989      298,242      Sears, Phar Mor
       Plaza
      Philadelphia, PA

  23. Greenwood Plus             Fee                           100.0      Built 1979        188,480      Best Buy, Cinema I-IV
      Greenwood, IN                                                                                      Kohl's

  24. Griffith Park Plaza        Ground Lease (2060)           100.0      Built 1979        274,230      General Cinema
      Griffith, IN                                                                                       Venture

  25. Grove at Lakeland          Fee                           100.0      Built 1988        215,591      Lakeland Square 10
       Square, The                                                                                       Sports Authority
      Lakeland, FL                                                                                       Wal-Mart

  26. Hammond Square             Space Lease (2011)            100.0      Built 1974         87,705      _
      Sandy Springs, GA

  27. Highland Lakes             Fee                           100.0      Built 1991        477,324      Goodings, Marshalls
       Center                                                                                            Ross Dress for Less,
      Orlando, FL                                                                                        Movies 10, Service
                                                                                                          Merchandise
                                                                                                         Office Max, Target, (10)
  28. Ingram Plaza               Fee                           100.0      Built 1980        111,518      _
      San Antonio, TX

  29. Lake Plaza                 Fee                           100.0      Built 1986        218,208      Builders Square (9)
      Waukegan, IL                                                                                       Venture

  30. Lake View Plaza            Fee                           100.0      Built 1986        388,318      Best Buy (26), Ultra 3 (26)
      Orland Park, IL                                                                                    Linens-N-Things (26)
                                                                                                         Marshalls, Michaels (25)
                                                                                                         Omni, Pet Care Plus (26)
                                                                                                         Service Merchandise, (10)
  31. Lima Center                Fee                           100.0      Built 1978        193,279      Regal Cinema, Hills
      Lima, OH                                                                                           Service Merchandise

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
  32. Lincoln Crossing           Fee                           100.0      Built 1990        161,337      PetsMart, Wal-Mart
      O'Fallon, IL

  33. Mainland Crossing          Fee                        (7) 80.0      Built 1991        390,986      Sam's Club, Wal-Mart
      Galveston, TX                                                                                         (10)

  34. Maplewood Square           Fee                           100.0      Built 1970        130,780      Bag `N Save
      Omaha, NE

  35. Markland Plaza             Fee                           100.0      Built 1974        108,296      Service Merchandise
      Kokomo, IN

  36. Martinsville Plaza         Space Lease (2036)            100.0      Built 1967        102,162      Rose's
      Martinsville, VA

  37. Marwood Plaza              Fee                           100.0      Built 1962        105,785      Kroger
      Indianapolis, IN

  38. Matteson Plaza             Fee                           100.0      Built 1988        275,455      Dominick's, Michael's
      Matteson, IL                                                                                       Kmart, Service Merchandise

  39. Memorial Plaza             Fee                           100.0      Built 1966        129,202      Marcus Theatre
      Sheboygan, WI                                                                                      (10)

  40. Mounds Mall Cinema         Fee                           100.0      Built 1974          7,500      Kerasotes Theater
      Anderson, IN

  41. New Castle Plaza           Fee                           100.0      Built 1966         91,648      Goody's
      New Castle, IN

  42. North Ridge Plaza          Fee                           100.0      Built 1985        323,672      Builders Square (27)
      Joliet, IL                                                                                         Office Max
                                                                                                         Service Merchandise
  43. North Riverside Park Plaza Fee                           100.0      Built 1977        119,608      _
      North Riverside, IL

  44. Northland Plaza            Fee and Ground                100.0      Built 1988        205,688      Marshalls, Phar-Mor
      Columbus, OH               Lease (6) (2085)                                                        Service Merchandise

  45. Northwood Plaza            Fee                           100.0      Built 1974        211,840      Regal Cinema
      Fort Wayne, IN                                                                                     Target

  46. Park Plaza                 Fee and Ground                100.0      Built 1968        114,042      Wal-Mart (9)
      Hopkinsville, KY           Lease (6) (2039)

  47. Plaza at Buckland          Fee                            35.0      Built 1993        336,534      Toys "R" Us, Kids "R" Us
      Hills, The                                                                                         Service Merchandise
      Manchester, CT                                                                                     Lechmere, Comp USA
                                                                                                         Linens-N-Things
                                                                                                         Filene's Basement
  48. Regency Plaza              Fee                           100.0      Built 1988        277,521      Sam's Wholesale
      St. Charles, MO                                                                                    Wal-Mart

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
  49. Ridgewood Court            Fee                            35.0      Built 1993        240,843      Campo Electronics
      Jackson, MS                                                                                        Home Quarters, T.J. Maxx
                                                                                                         Service Merchandise

  50. Royal Eagle Plaza          Fee                            35.0      Built 1989        203,140      Kmart
      Coral Springs, FL                                                                                  Luxury Linens

  51. St. Charles Towne Plaza    Fee                           100.0      Built 1987        435,162      Ames, Hechinger
      Waldorf, MD                                                                                        Jo Ann Fabrics
                                                                                                         People's, T.J. Maxx
                                                                                                         Service Merchandise
                                                                                                         Shoppers Food Warehouse
  52. Teal Plaza                 Fee and Ground Lease          100.0      Built 1962        110,751      Hobby-Lobby
      Lafayette, IN              (2007) (6)                                                              (10)

  53. Terrace at The Florida     Fee                           100.0      Built 1989        332,980      J. Byrons, Marshalls
      Mall                                                                                               Service Merchandise
      Orlando, FL                                                                                        Target, Waccamaw

  54. Tippecanoe Plaza           Fee                           100.0      Built 1974         95,898      Barnes & Noble Bookseller
      Lafayette, IN                                                                                      Service Merchandise

  55. University Center          Fee                            60.0      Built 1980        150,533      Best Buy, Michaels
      South Bend, IN                                                                                     Service Merchandise

  56. Village Park Plaza         Fee                            35.0      Built 1990        503,052      Frank's Nursery, Gaylan's
      Westfield, IN                                                                                      Jo-Ann Fabrics, Kohl's
                                                                                                         Marsh, Regal Cinemas
                                                                                                         Wal-Mart
  57. Wabash Village             Ground Lease (2063)           100.0      Built 1970        124,748      Kmart
      West Lafayette, IN

  58. Washington Plaza           Fee                        (7) 85.0      Built 1976         50,302      Kids "R" Us
      Indianapolis, IN

  59. West Ridge Plaza           Fee                           100.0      Built 1988        237,650      Magic Forest, Target
      Topeka, KS                                                                                         TJ Maxx, Toys "R" Us

  60. West Town Corners          Fee                            23.3      Built 1989        384,454      PetsMart, Wal-Mart
      Altamonte Springs, FL                                                                              Service Merchandise
                                                                                                         Sports Authority, Xtra
  61. Westland Park Plaza        Fee                            23.3      Built 1989        163,154      Burlington Coat Factory
      Orange Park, FL                                                                                    PetsMart, Sports Authority

  62. White Oaks Plaza           Fee                           100.0      Built 1986        389,063      Cub Foods, Kids "R" Us
      Springfield, IL                                                                                    Kohl's, Office Max
                                                                                                         T.J. Maxx, Toys "R" Us
  63. Willow Knolls Court        Fee                            35.0      Built 1990        372,741      Kohl's, Phar-Mor
      Peoria, IL                                                                                         Sam's Wholesale Club
                                                                                                         Willow Knolls Theaters 14
  64. Wood Plaza                 Ground Lease (2045)           100.0      Built 1968         87,643      Country General
      Fort Dodge, IA

                              OWNERSHIP                THE OPERATING
                               INTEREST                PARTNERSHIP'S
                            (EXPIRATION IF              PERCENTAGE        YEAR BUILT       TOTAL
     NAME/LOCATION         GROUND LEASE) (1)            INTEREST (2)     OR ACQUIRED        GLA         ANCHORS/SPECIALTY ANCHORS
     -------------         -----------------            ------------     -----------        ---         -------------------------
  65. Yards Plaza, The           Fee                            35.0      Built 1990        273,292      Burlington Coat Factory
      Chicago, IL                                                                                        Omni Superstore
                                                                                                         Montgomery Ward
PROPERTIES UNDER CONSTRUCTION
   1. Arizona Mills              Fee                            25.0         (28)         1,230,000      Burlington Coat Factory
      Tempe, AZ                                                                                          Harkins Theater, Mikasa
                                                                                                         Oshman's Supersport
                                                                                                         Off 5th- Saks Fifth Avenue
                                                                                                          Outlet, JCPenney Outlet
                                                                                                         Mikasa, Rainforest Cafe
                                                                                                         SEGA GameWorks, Hi Health,
                                                                                                         Linens `N Things
   2. Grapevine Mills            Fee                            37.5         (28)         1,480,000      Books-A-Million
      Grapevine (Dallas/Ft.                                                                              Burlington Coat Factory
      Worth), TX                                                                                         Off 5th- Saks Fifth Avenue
                                                                                                          Outlet, JCPenney Outlet
                                                                                                         Rainforest Cafe, Group USA
                                                                                                         Bed, Bath & Beyond
                                                                                                         AMC Theatres, SEGA
                                                                                                         GameWorks
                                                                                                         American Wilderness
   3. Indian River Commons       Fee                            50.0         (29)           265,000      HomePlace, Lowe's
      Vero Beach, FL                                                                                     Office Max
                                                                                                         Service Merchandise
   4. The Source                 Fee                            50.0         (30)           730,000      Fortunoff, Nordstrom Rack
      Long Island, NY                                                                                    Circuit City, Just for Feet
                                                                                                         Off 5th- Saks Fifth Avenue
                                                                                                         Cheesecake Factory
                                                                                                         Old Navy, Loehmann's
                                                                                                         Bertolini's, Virgin
                                                                                                         Megastore
   5. The Shops at Sunset        Fee                            75.0         (31)           500,000      Nike Town, AMC Theatres
      Place,                                                                                             Virgin Megastore
      Miami, FL                                                                                          Z Gallerie, IMAX Theatre
                                                                                                         Barnes & Noble, Twin Palms


----------------------
(1) The date listed is the expiration date of the last renewal option available to the Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.
(2) The Operating Partnership's interests in some Joint Venture Properties are subject to preferences on distributions in favor of other partners.
(3)  Indicates anchor is currently under construction.
(4)  This property is managed by a third party.
(5)  This retailer operates two stores at this property.
(6) Indicates ground lease covers less than 15% of the acreage of this property.
(7) The Operating Partnership receives substantially all of the economic benefit of these properties.
(8) Indicates retailer location is currently under contract to be sold to Dillard's.
(9) Indicates anchor has closed, but is still obligated under lease agreement to pay rent.
(10) Includes an anchor space currently vacant.
(11) The Operating Partnership intends to demolish this mall and rebuild a community center and a cinema on the land during 1997.
(12) Indicates two ground leases which taken together, cover less than 50% of the acreage of the property.
(13) Indicates ground lease covers less than 50% of the acreage of the property.
(14) Indicates this anchor is currently subleasing the space to other retailers.
(15) Indicates ground lease covers all of the property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 69,876 square feet of office space.
(17) Indicates one ground lease covers substantially all of the property and a second ground lease covers the remainder.
(18) Includes outlots in which the Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the property.
(19) Indicates a ground lease covers a pedestrian walkway and steps at this property. The Operating Partnership, as ground lessee, has the right to successive five-year renewal options, except if the lessor, a public agency, determines that public right-of-way needs necessitate the locality's use of the ground lease property.
(20) Primarily retail space with approximately 167,150 square feet of office space.
(21) Primarily retail space with 487,425 square feet of office space.
(22) Primarily office space with approximately 12,800 square feet of retail space.
(23) Primarily office space with approximately 24,300 square feet of retail space.
(24) Indicates ground lease covers outparcel.
(25) Indicates anchor closed prior to December 31, 1996, but was still under lease until January 31, 1997.
(26) Subleased from TJX Companies.
(27) Lease was terminated subsequent to December 31, 1996 and is currently vacant.
(28) Scheduled to open during the fall of 1997.
(29) This property is scheduled to open during March 1997.
(30) Scheduled to open during the summer of 1997.
(31) Scheduled to open during 1998.

          LAND HELD FOR DEVELOPMENT

          The Operating Partnership has direct or indirect ownership interests in six parcels of land held for development, containing an aggregate of approximately 367 acres located in five states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the Operating Partnership's significant base of commercially zoned land, together with the Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

          The following table describes the acreage and intended use of the parcels of undeveloped land in which the Operating Partnership has an ownership interest, as well as the ownership percentage of the Operating Partnership's interest in each parcel:




                                                    OWNERSHIP
                 LOCATION         ACREAGE          INTEREST (1)
                 --------         -------          ------------

          Duluth, MN                11.17               100%
          Lafayette, IN             22.87               100%
          Little Rock, AR           97.00                50%
          Mt. Juliet, TN           109.26               100%
          Muncie, IN                33.20               100%
          Bowie, MD                 93.74               100%
                                   367.24
                                =========


          (1) The Operating Partnership has a direct ownership interest in each parcel except Duluth, MN; Mt. Juliet, TN and Muncie, IN. The Operating Partnership has the option to acquire those parcels from the Management Company.


          The Management Company has granted options to the Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in three parcels of land held for development, as indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties from their acquisition by the Management Company to the exercise date of the option. The Management Company may not sell its interest in any parcel subject to option through December 1998 without the consent of the Operating Partnership. After such period, if the Management Company notifies the Operating Partnership that it desires to sell its interest in a parcel, the Operating Partnership has 30 days to exercise its option, after which time the option expires as to such parcel. If the Operating Partnership does not exercise its option and the Management Company has not sold the parcel within one year from such notice, the Management Company must again give the Operating Partnership the right to purchase the Management Company's interest in such parcel before it sells its interest by giving the Operating Partnership notice of such intent to sell, following which notice the Operating Partnership again has 30 days to elect to purchase the Management Company's interest at a price calculated as described above.

          The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for one dollar in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof (the "Advances"). The Management Company has granted to the Operating Partnership the option to acquire (i) the Simons' partnership interest(s) and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for one dollar plus the amount of all Advances plus the amount of the outstanding secured and unsecured debt.

          JOINT VENTURES

          The Operating Partnership is a joint venture partner with a major pension fund in twelve existing community shopping centers and two regional mall

(Seminole Towne Center and The Avenues). With certain exceptions, such pension fund has a right of first refusal subject to certain conditions to enter into joint ventures with the Operating Partnership for the development of future power centers.

          The Operating Partnership has also entered into an agreement which gives the outside partner the right to sell its ownership interest in Rolling Oaks Mall to the Operating Partnership in exchange for Units of the Operating Partnership based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002.



          MORTGAGE FINANCING ON PROPERTIES


          The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain of the Unitholders other than the Company have guaranteed a portion of the property related debt in the aggregate amount of $506.4 million.

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                             (DOLLARS IN THOUSANDS)

                                                  INTEREST            FACE AMOUNT      ANNUAL DEBT      MATURITY
       PROPERTY NAME                                RATE               @ 12/31/96        SERVICE          DATE
       -------------                                ----               ----------        -------          ----
CONSOLIDATED PROPERTIES:
------------------------
Anderson Mall  (1)                                  6.74%                $19,000        $1,281 (2)      12/15/03
Barton Creek Square                                 8.10%                 63,549         5,867          12/30/99
Battlefield Mall                                    7.50%                 50,724         4,765          06/01/03
Biltmore Square                                     7.15%                 28,265         2,795          01/01/01
Bloomingdale Court  (3)                             8.75%                 29,009         2,538 (2)      12/01/00
Chesapeake Centre                                   8.44%                  6,563           554 (2)      05/15/15
Chesapeake Square                                   7.28%                 52,576         4,882          01/01/01
Cielo Vista Mall  (4)                               9.25% (5)             56,329         5,665          05/01/07
Cielo Vista Mall                                    8.13%                  2,323           376          07/01/04
College Mall  (6)                                   7.00%                 43,429         3,563          07/01/04
Columbia Shopping Center                            7.62%                 43,369         3,789          03/15/02
Crossroads Mall                                     7.75%                 41,440         3,212 (2)      07/31/02
Crystal River                                       - (7) (8)             16,000         -     (2)      01/01/01
Eastgate Consumer Mall                              - (9)                 25,429         -     (2)      12/31/98
East Towne Mall                                     -(10)                 55,000         -     (2)      09/29/98
Eastland Mall                                       - (9)                 30,000         -     (2)      11/01/97
Forest Mall  (12)                                   6.74%                 12,800           863 (2)      12/15/03
Forest Plaza  (3)                                   8.75%                 16,904         1,518 (2)      12/01/00
Forest Village Park  (1)                            6.16%                 20,600         1,269 (2)      12/15/03
Fox River Plaza  (3)                                8.75%                 12,654         1,107 (2)      12/01/00
Golden Ring Mall  (12)                              6.74%                 29,750         2,005 (2)      12/15/03
Great Lakes Mall                                    6.74%                 54,137         4,354          03/15/01
Great Lakes Mall                                    7.07%                  8,719           724          03/15/01
Greenwood Park Mall  (6)                            7.00%                 36,374         2,984          07/01/04
Grove at Lakeland Square                            8.44%                  3,750           317 (2)      05/15/15
Gulf View Square                                    8.25%                 38,600         3,185 (11)     10/01/06
Highland Lakes Plaza                                - (8) (9)             14,377         -     (2)      03/31/02
Hutchinson Mall  (12)                               8.44%                 11,523           973 (2)      10/01/02
Ingram Park Mall                                    8.10%                 49,107         4,533          12/01/99
Ingram Park Mall                                    9.63%                  7,000           674 (2)      11/01/99
Irving Mall  (4)                                    9.25 (5)              43,375         4,363          05/01/07
Jefferson Valley Mall                               -(13)                 50,000         -     (2)      01/12/00
La Plaza Mall                                       8.25%                 50,526         4,677          12/30/99
Lake View Plaza  (3)                                8.75%                 22,169         1,940 (2)      12/01/00
Lima Mall                                           7.12%                 19,412         1,619          03/15/02
Lincoln Crossing  (3)                               8.75%                    997            87 (2)      12/01/00
Lincolnwood Town Center                             -(14)                 63,000         -     (2)      01/31/98
Longview Mall  (1)                                  6.16%                 22,100         1,361 (2)      12/15/03
Mainland Crossing                                   - (8) (9)              2,226         -     (2)      03/31/02
Mainland Peripheral                                 - (7) (8)              1,290         -     (2)      12/31/01
Mall of the Mainland                                - (7) (8)             40,706         -     (2)      03/31/02
Markland Mall  (12)                                 6.74%                 10,000           675 (2)      12/15/03
Matteson Plaza  (3)                                 8.75%                 11,159           976 (2)      12/01/00
McCain Mall  (4)                                    9.25% (5)             26,304         2,646          05/01/07
Melbourne Square                                    7.42%                 40,214         3,374          02/01/05
Miami International                                 6.91%                 47,500         3,267          12/21/03
Midland Park Mall  (12)                             6.31%                 22,500         1,420 (2)      12/15/03
Miller Hill Mall  (12)                              6.74%                 34,500         2,325 (2)      12/15/03
Muncie Mall  (12)                                   6.74%                 24,000         1,618 (2)      12/15/03

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                             (DOLLARS IN THOUSANDS)

                                                  INTEREST            FACE AMOUNT      ANNUAL DEBT      MATURITY
       PROPERTY NAME                                RATE               @ 12/31/96        SERVICE          DATE
       -------------                                ----               ----------        -------          ----
CONSOLIDATED PROPERTIES:
------------------------
Muncie Mall  (12)                                   6.99%                 20,000         1,398          12/15/03
North East Mall                                    10.00%                 22,442         2,475          09/01/00
North Riverside Park Plaza                          9.38%                  4,117           452          09/01/02
North Riverside Park Plaza                         10.00%                  3,668           420          09/01/02
North Towne Square  (12)                            6.31%                 23,500         1,483 (2)      12/15/03
Northgate Mall                                      7.62%                 80,983         7,075          03/15/02
O'Hare International Center                         7.50% (15)            27,500         2,063          12/31/13
Paddock Mall                                        8.25%                 30,700         2,873 (11)     10/01/06
Port Charlotte                                      7.28%                 46,548         3,857          01/01/01
Randall Park                                        9.25%                 34,269         4,338          01/01/11
Regency Plaza  (3)                                  8.75%                  1,878           164 (2)      12/01/00
Riverway                                            -(16)                85,571         -     (2)      12/31/98
Riverway                                            -(16)                45,879         -     (2)      12/31/98
Ross Park Mall                                      6.14%                 60,000         3,684          08/15/98
South Park Mall  (1)                                7.25%                 24,748         1,791 (2)      06/15/03
St. Charles Towne Plaza  (3)                        8.75%                 30,887         2,703 (2)      12/01/00
Sunland Park Mall                                   8.63% (5)             40,149         3,773          01/01/26
Tacoma Mall                                         7.62%                 94,752         8,278          03/15/02
Terrace at The Florida Mall                         8.44%                  4,688           396          05/15/15
The Forum Shops at Caesars                          -(17)               100,000         -     (2)      02/23/00
The Forum Shops at Caesars                          -(18)                22,716         -     (2)      02/23/00
Tippecanoe Mall    (6)                              8.45%                 47,556         4,647          07/01/04
Towne East Square  (6)                              7.00%                 57,419         4,711          07/01/04
Towne West Square  (1)                              6.16%                 40,250         2,479 (2)      12/15/03
Treasure Coast Square                               7.42%                 54,581         4,571 (2)      01/01/06
Trolley Square                                      5.81%                 19,000         1,104 (2)      07/23/00 (19)
Trolley Square                                      - (9)                  3,500         -     (2)      07/23/00
Trolley Square                                      - (9)                  4,641         -     (2)      07/23/00
University Park Mall                                7.43%                 59,500         4,421 (2)      10/01/07
Valle Vista Mall  (4)                               9.25% (5)             34,837         3,504          05/01/07
West Ridge Mall                                     8.00%                 50,005         4,529          06/01/99
West Ridge Plaza  (3)                               8.75%                  4,612           404 (2)      12/01/00
White Oaks Mall                                     7.70%                 16,500         1,271 (2)      03/01/98
White Oaks Plaza  (3)                               8.75%                 12,345         1,080 (2)      12/01/00
Windsor Park Mall                                   8.00%                  8,951           811          05/01/12
Windsor Park Mall                                   8.00%                  6,009           544          06/01/00
DRC Securitized Debt - Fixed                        8.12% (20)           366,346        30,698          03/01/01
DRC Securitized Debt - Floating                     -(21) (8)             87,200         -     (2)      03/01/01
                                                                   --------------
   TOTAL PLEDGED PROPERTY INDEBTEDNESS                                 3,089,525

Simon DeBartolo Group, L.P.:
Unsecured Revolving Credit Facility                -  (22)               230,000         -     (2)      09/27/99
Unsecured Notes (34)                                6.88%                250,000        17,200          11/15/06
Putable Asset Trust Securities (34)                 6.75%                100,000         6,750          11/15/03
                                                                   --------------
   TOTAL INDEBTEDNESS-CONSOLIDATED (23)                               $3,669,525
                                                                   ==============

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                             (DOLLARS IN THOUSANDS)

                                                  INTEREST            FACE AMOUNT      ANNUAL DEBT      MATURITY
       PROPERTY NAME                                RATE               @ 12/31/96        SERVICE          DATE
       -------------                                ----               ----------        -------          ----
JOINT VENTURE PROPERTIES:
-------------------------
Aventura Mall                                       -(24)                100,000         -     (2)      08/08/98
Aventura Mall                                       -(25)                  6,700         -              05/01/97
Aventura Mall                                       7.00%                  2,500           175 (2)      05/01/97
Aventura Mall                                       -(26)                  3,563         -     (2)      03/01/97
The Avenues                                         8.36%                 59,051         5,552          05/15/03
Century III Mall                                    7.00%                    519           541          12/01/97
Century III Mall                                    6.78%                 66,000         4,475 (2)      07/01/03
Circle Centre                                       -(27)                 60,000         -     (2)      12/05/03
Cobblestone Court  (28)                             7.22%                  6,180           446 (2)      11/30/05
Coral Square                                        7.40%                 53,300         3,944          12/01/00
Crystal Court  (28)                                 7.22%                  3,570           258 (2)      11/30/05
Fairfax Court  (28)                                 7.22%                 10,320           745 (2)      11/30/05
Florida Mall                                        -(29)                 75,000         -     (2)      12/01/98
Gaitway Plaza  (28)                                 7.22%                  7,350           531 (2)      11/30/05
Great Northeast Plaza                               9.04%                 17,940         1,744          06/01/06
Indian River Mall                                   -(14)                 37,723         -     (2)      03/29/99
Lakeline Mall                                       -(30)                 68,515         -     (2)      05/16/99
Lakeland Square                                     7.26%                 53,300         3,870 (2)      12/22/03
Northfield Square                                   9.50%                 24,596         2,575          04/01/00
Ontario Mills                                       -(31)                 77,637         -     (2)      05/07/99
Palm Beach Mall                                     8.21%                 52,179         5,072          12/15/02
Ridgewood Court  (28)                               7.22%                  7,980           576 (2)      11/30/05
Royal Eagle Plaza  (28)                             7.22%                  7,920           572 (2)      11/30/05
Seminole Towne Center                               6.88%                 70,500         4,850 (2)      12/27/05
Smith Haven Mall                                    7.86%                115,000         9,039          06/01/06
The Tower Shops                                     - (7)                 15,749         -     (2)      03/13/99
The Plaza At Buckland Hills  (28)                   7.22%                 17,680         1,276 (2)      11/30/05
The Source                                          -(32)                 62,032         -              07/16/01
The Yards Plaza  (28)                               7.22%                  8,270           597 (2)      11/30/05
Village Park Plaza  (28)                            7.22%                  8,960           647 (2)      11/30/05
West Town Corners  (28)                             7.22%                 10,330           746 (2)      11/30/05
Westland Park Plaza  (28)                           7.22%                  4,950           357 (2)      11/30/05
Willow Knolls Court  (28)                           7.22%                  6,490           469 (2)      11/30/05
                                                                   --------------
   TOTAL INDEBTEDNESS-EQUITY  (33)                                    $1,121,804
                                                                   ==============


          (FOOTNOTES ON FOLLOWING PAGE)

(FOOTNOTES FOR PRECEDING PAGES)

(1) Loans secured by these five properties are cross-collateralized and cross-defaulted. The aggregate principal amount of the loans is $126,698, with an annual debt service of $8,181 and weighted average interest rate of 6.46%. Four of the loans have interest rate reset provisions available on 12/15/98 and mature 12/15/2003. The remaining loan matures on 6/15/2003. During the term of these loans, there is amortization of a portion of the principal amount.
(2) Requires monthly payments of interest only. Fixed-rate debt will reflect an amount for annual debt service.
(3)   These 10 properties are cross-defaulted.
(4) On December 31, 1996, these four properties were cross-collateralized and cross-defaulted. On January 31, 1997, the Operating Partnership closed on a restructure of these loans, which included repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature on the three remaining loans and paying down a total of $3,900 on two other Property loans with the same lender.
(5) Lender also participates in a percentage of gross revenues above a specified base.
(6) Loans secured by these four properties are cross-collateralized and cross-defaulted. The aggregate principal amount of the loans is $184,778, with an annual debt service of $15,905 and interest rate of 7.0%, except for Tippecanoe Mall, which bears interest at 8.45%. During the term of these loans, there is amortization of a portion of the principal amount.
(7)   LIBOR + 2.00%.
(8)   The Operating Partnership's share of this debt has LIBOR swapped at 4.75%.
(9)   LIBOR + 1.50%.
(10)  LIBOR + 1.125%.
(11) Loan requires monthly payments of interest only through 2/1/97, and then begins amortizing over 25 years.
(12) Loans secured by these eight properties are cross-collateralized and/or cross-defaulted. The aggregate principal amount of the loans is $188,573, with an annual debt service of $12,760, and a weighted average interest rate of 6.77%. Eight of these loans have interest reset provisions available on 12/15/98 and mature 12/15/2003. The remaining loan will mature 10/1/2002. During the term of these loans, there is amortization of a portion of the principal amount.
(13)  LIBOR + 0.55% with LIBOR capped at 8.7% through maturity.
(14)  LIBOR + 1.25%.
(15) In 1998, the lender will begin participating in a percentage of gross revenues after deduction of debt service, tenant improvement costs and leasing commissions.
(16)  LIBOR + 1.375%, LIBOR capped at 5.0% through maturity.
(17)  LIBOR + 1.00%.
(18)  LIBOR + 1.8125%.
(19)  7/23/2000 is the earliest date on which the lender may call the bonds.
(20) This is the weighted average interest rate of the securitized fixed-rate debt.
(21)  LIBOR + 0.56%, with LIBOR swapped at 4.75%.
(22) $750,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.90% and provides for different pricing based upon the Operating Partnership's investment grade rating. LIBOR is initially capped at 7.5%; however, if LIBOR should equal or exceed 8.75% between monthly reset dates, then LIBOR will be capped at 8.5% for that period only. As of 12/31/96, $510,000 was available, with an additional $10,000 reserved under a letter of credit. SDG, LP and SPG, LP are co-borrowers under this credit facility.
(23) Includes minority interest partners' share ($103,650) of total consolidated indebtedness.
(24) Bank of Tokyo CD Rate + 0.90%. To hedge the Operating Partnership's share of this debt, the Operating Partnership has swapped LIBOR at 4.75% in an amount equal to its share of this debt.
(25)  Prime Rate + 1.25%
(26)  Prime Rate.
(27) On February 18, 1997 the loan was refinanced at LIBOR +.44% with a maturity of 1/31/2004 and an initial reset date of 1/31/2001. The rate at 12/31/96 was LIBOR + 0.7%.
(28) Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0% over the then current yield of a six month treasury bill selected by the lender.
(29) Commercial Paper Rate + 0.75%, plus letter of credit fees. To hedge the Operating Partnership's share of this debt, the Operating Partnership has swapped LIBOR at 4.75% in an amount equal to its share of this debt.
(30)  LIBOR + 0.375%.
(31)  LIBOR + 2.75%.
(32)  LIBOR + 1.70%.
(33) Includes joint venture partners' share ($673,586) of total equity indebtedness.
(34) The unsecured notes and putable asset trust securities issued by SDG, LP are guaranteed by SPG, LP.

ITEM 3.  LEGAL PROCEEDINGS

          CARLO ANGOSTINELLI ET AL. V. DEBARTOLO REALTY CORP. ET AL. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The
                ---------------------------------------------------------
named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

          The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company or the Operating Partnership.

          ROEL VENTO ET AL V. TOM TAYLOR ET AL. A subsidiary of the Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor
                                                  ------------------------------
et al, in the District Court of Cameron County, Texas, in which a judgment in
-----
the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall, in Harlingen, Texas. The Operating Partnership is seeking to overturn the award and has appealed the verdict. Although the Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership.

          BROWNING-FERRIS INDUSTRIES OF ILLINOIS, ET AL. V. RICHARD TER MAAT,
ET AL. V. CRAIG J. CAIN, ET AL., CASE NO. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (a "Subsidiary") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site.

          In February 1996, the Subsidiary settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Pursuant to that settlement, the Operating Partnership agreed that it would take part in a nonbinding arbitration or mediation at sometime in the future to allocate expenses incurred in remediating the Site. No such arbitration or mediation has yet been instituted. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT AND RELATED SHAREHOLDER MATTERS

         There is no established public trading market for the Operating Partnership's Units or Preferred Units. The following table sets forth for the periods indicated, the distributions declared on the Units:


                                          DECLARED
                                        DISTRIBUTION
                                        ------------
            -------------------
              1995
            -------------------
               1st Quarter 1995            $0.4925
               2nd Quarter 1995            $0.4925
               3rd Quarter 1995            $0.4925
               4th Quarter 1995            $0.4925
            -------------------
              1996
            -------------------
               1st Quarter 1996            $0.4925
               2nd Quarter 1996            $0.4925
               3rd Quarter 1996            $0.1515 (1)
               4th Quarter 1996            $0.4925



         (1) Represents a distribution declared in the third quarter of 1996 related to the Merger, designated to align the time periods of distribution payments of the merged entities.

         On January 23, 1997, the Operating Partnership declared a distribution of $0.4925 per Unit payable on February 21, 1997 to Unit holders of record on February 7, 1997. The current annual distribution rate is $1.97 per share. As the holder of the Preferred Units, the Company is entitled to preferential distributions of cash equal to the dividends payable on its outstanding shares of preferred stock. The number of holders of Units was 136 as of March 27, 1997.

         UNREGISTERED SALES OF EQUITY SECURITIES

         On October 4, 1996, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed to the Operating Partnership in exchange for Units, the right to receive distributions relating to its 50% general partnership interest. The Units are convertible on a one-for-one basis into common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Operating Partnership and combined historical financial data of Simon Property Group (the "Predecessor" of SPG, LP). The financial statements of the Operating Partnership for the post merger periods reflect the reverse acquisition of DeBartolo Realty Partnership, L.P. by the Company using the purchase method of accounting. The financial statements for all pre-merger comparative periods reflect the financial statements of SPG, LP the predecessor for accounting purposes to SDG, LP. All references herein to the Operating Partnership are to SDG, LP or SPG, LP as the case may be. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Other data management believes is important in understanding trends in the Operating Partnership's business is also included in the table.

                                                          THE OPERATING PARTNERSHIP                        SIMON PROPERTY GROUP
                                           ---------------------------------------------------------   ----------------------------
                                                                                          FOR THE         FOR THE
                                                                                        PERIOD FROM     PERIOD FROM    FOR THE YEAR
                                                                                       DECEMBER 20 TO   JANUARY 1 TO      ENDED
                                                FOR THE YEAR ENDED DECEMBER 31,         DECEMBER 31,    DECEMBER 19,   DECEMBER 31,
                                           -----------------------------------------    ------------   -------------  -------------
                                              1996(1)        1995(1)         1994(1)        1993           1993          1992
                                              -------        -------         -------        ----           ----          ----
                                                                    (In thousands, except per Unit data)

OPERATING DATA:
    Total revenue                          $   747,704    $   553,657    $   473,676    $    18,424    $   405,869   $   400,852
    Income (loss)
    before extraordinary
     items                                     134,663        101,505         60,308          8,707          6,912       (11,692)
    Net income (loss)                          131,142         98,220         42,328        (21,774)        33,101       (11,692)
    Preferred Unit requirement                  12,694          1,490           --             --             --            --
    Net income (loss) available to
    Unitholders                            $   118,448    $    96,730    $    42,328    $   (21,774)   $    33,101   $   (11,692)

EARNINGS PER UNIT (2):

    Income before extraordinary items      $      1.02    $      1.08    $      0.71    $      0.11            N/A           N/A
    Extraordinary items                          (0.03)         (0.04)         (0.21)         (0.39)           N/A           N/A
                                           -----------    -----------    -----------    -----------
    Net income (loss)                      $      0.99    $      1.04    $      0.50    $     (0.28)           N/A           N/A
                                           ===========    ===========    ===========    ===========

    Distributions per Unit(3)              $      1.63    $      1.97    $      1.90           --              N/A           N/A
    Weighted average Units outstanding         120,182         92,666         84,509         78,447            N/A           N/A


BALANCE SHEET DATA:
    Investment properties, net             $ 5,021,949    $ 2,009,344    $ 1,829,111    $ 1,350,360                  $ 1,156,009
    Cash and cash equivalents                   64,309         62,721        105,139        110,625            N/A        42,682
    Total assets                             5,895,910      2,556,436      2,316,860      1,793,654            N/A     1,494,289
    Mortgages and other notes payable        3,681,984      1,980,759      1,938,091      1,455,884            N/A     1,711,778
    Limited Partners' interest (4)                --          908,764        909,306        843,373                         --

      Partners'/Owners' equity (deficit)   $ 1,945,174    $  (589,126)   $  (807,613)   $  (791,820)           N/A   $  (565,566)


OTHER DATA:
    Cash flow provided by (used in):
    Operating activities                   $   236,464    $   194,336    $   128,023            N/A            N/A           N/A
    Investing activities                      (199,742)      (222,679)      (266,772)           N/A            N/A           N/A
    Financing activities                       (35,134)       (14,075)       133,263            N/A            N/A           N/A

    Funds from Operations (FFO) (5)        $   281,495    $   197,909    $   167,761            N/A            N/A           N/A


NOTES

(1) NOTE 3 TO THE ACCOMPANYING FINANCIAL STATEMENTS DESCRIBES THE MERGER, WHICH OCCURRED ON AUGUST 9, 1996, AND THE 1996, 1995 AND 1994 REAL ESTATE ACQUISITIONS AND DEVELOPMENT.
(2) PER UNIT DATA IS REFLECTED ONLY FOR THE OPERATING PARTNERSHIP, BECAUSE THE HISTORICAL COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR ARE A COMBINED PRESENTATION OF PARTNERSHIPS AND CORPORATIONS.

(3) REPRESENTS DISTRIBUTIONS DECLARED IN 1996, WHICH INCLUDES A DISTRIBUTION OF $0.1515 PER UNIT DECLARED ON AUGUST 9, 1996, IN CONNECTION WITH THE MERGER, DESIGNATED TO ALIGN THE TIME PERIODS OF DISTRIBUTIONS OF THE MERGED ENTITIES. ON JANUARY 23, 1997, THE OPERATING PARTNERSHIP DECLARED A DISTRIBUTION OF $0.4925 PER UNIT PAYABLE ON FEBRUARY 21, 1997 TO UNITHOLDERS OF RECORD ON FEBRUARY 7, 1997. THE CURRENT ANNUAL DISTRIBUTION RATE IS $1.97 PER UNIT.
(4) SEE NOTE 9 FOR DISCUSSION REGARDING THE ACCOUNTING FOR LIMITED PARTNERS' INTEREST.
(5) PLEASE REFER TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR A DEFINITION OF FUNDS FROM OPERATIONS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

          OVERVIEW

          The financial results reported reflect the merger completed on August 9, 1996 (the "Merger") of Simon Property Group, Inc. and DeBartolo Realty Corporation ("DRC"), in accordance with the purchase method of accounting utilized to record the transaction valued at $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and one mixed-use property. These properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting, with the exception of West Town Mall, which is accounted for using the cost method of accounting.

          In addition, the Operating Partnership acquired several other properties through purchase, acquisition and merger throughout the comparative periods and, as result of changes in controlling interest, changed the way it accounted for several properties (using either the consolidated method of accounting or the equity method of accounting for noncontrolled joint venture entities) (the "Property Transactions"). The following is a listing of such transactions. Effective April 1, 1994, the Operating Partnership began including The Forum Shops at Caesars ("Forum") as a consolidated property due to the Operating Partnership's ability to demonstrate control. On September 1, 1994, the Operating Partnership consolidated 15 properties as a result of the merger of MSA Realty Corporation into the Company (the "MSAR Merger"). During December 1994, the Operating Partnership acquired a 100% interest in Independence Center, Orange Park Mall, Broadway Square and University Mall (Florida). On February 23, 1995, the Operating Partnership acquired an additional 50% interest in White Oaks Mall and began accounting for the property using the consolidated method of accounting. On August 1, 1995, the Operating Partnership purchased the remaining 50% ownership in Crossroads Mall and subsequently began accounting for the property using the consolidated method of accounting. On September 25, 1995, the Operating Partnership acquired the remaining 55% ownership in East Towne Mall and subsequently began accounting for the property using the consolidated method of accounting. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall and subsequently began accounting for the property using the consolidated method of accounting. (See the "Liquidity and Capital Resources" discussion for additional information regarding these transactions.)

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

          Total revenue increased $194.0 million, or 35.0%, in 1996 as compared to 1995. Of this increase, $155.7 million and $37.7 million are attributable to the Merger and the Property Transactions, respectively. The remaining increase includes net increases in minimum rent, lease settlements and miscellaneous income of $9.3 million, $1.8 million and $2.3 million, respectively, partially offset by a net decrease in tenant reimbursements of $11.8 million. The minimum rent increase results from increases of $1.50 and $0.36 in average base minimum rents per square foot for regional mall stores and community shopping centers, respectively. Regional mall store leases executed during 1996 were $4.86 per square foot greater than leases expiring; community shopping center leases were $2.02 greater.

          Total operating expenses increased $113.7 million, or 37.6%, in 1996 as compared to 1995. Of this increase, $85.1 million and $18.6 million are the result of the Merger (including $7.2 million of integration costs) and the Property Transactions, respectively. The remaining $10.0 million increase is primarily the result of a net increase in depreciation and amortization ($8.9 million).

          Interest expense increased $52.0 million, or 34.6%, to $202.2 million for 1996 as compared to $150.2 million for 1995. Of this increase, $41.1 million and $15.4 million are attributable to the Merger and the Property Transactions, respectively. In addition, the Operating Partnership realized incremental interest expenses in 1996 related to borrowings used to acquire additional ownership interests in and/or make equity investments in unconsolidated joint venture properties of $4.9 million. Offsetting these increases were interest savings realized as a result of restructuring the Operating Partnership's credit facilities, from the proceeds of the Company's 6,000,000 common share offering on April 19, 1995, and from the proceeds of the Series A preferred stock offering and a portion ($34.4 million) of the proceeds of the Series B preferred stock offering, which were used to paydown debt (described under "Financing and Debt").

          Income (loss) from unconsolidated entities increased from $1.4 million in 1995 to $9.5 million in 1996, primarily resulting from an increase in the Operating Partnership's share of the Management Company income ($9.2 million), partially offset by a decrease in its share of income from partnerships and joint ventures ($1.1 million). The increase in Management Company income is primarily the result of the Merger ($4.4 million) and the Management Company's losses in 1995 related to the settlement of a mortgage receivable ($3.9 million) and the liquidation of a partnership investment ($1.0 million).

          Extraordinary items of $3.5 million in 1996 and $3.3 million in 1995 result from costs associated with the refinancing or early extinguishment of debt.

          Net income of the Operating Partnership increased from $98.2 million in 1995 to $131.1 million in 1996, an increase of $32.9 million, for the reasons discussed above, and was allocated to the Company after considering the Preferred Unit requirement based on the Company's Partnership interest during the period.

          Preferred Unit requirement increased by $11.2 million in 1996 as a result of the Company's issuance of $100 million of 8 1/8% Series A convertible preferred stock on October 27, 1995, and $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996. The proceeds were contributed to the Operating Partnership in exchange for Preferred Units with terms identical to the preferred stock issued by the Company.


YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

          Total revenue increased $80.0 million, or 16.9%, in 1995. Of this increase, $72.8 million is attributable to the 1995 Property Transactions, and the full-year impact in 1995 of the 1994 Property Transactions. The remaining increase is primarily the result of an increase in minimum rent revenue resulting from increases of $1.25 and $0.18 in average base minimum rents per square foot for regional mall stores and community shopping centers as evidenced by leasing spreads for regional mall store and community shopping center leases executed during 1995 over those leases expiring in 1995 of $5.38 and $1.22 per square foot, respectively. These increases are partially offset by a decrease in overage rent resulting primarily from static sales in the portfolio and a decline of $1.8 million in overage rent at Texas border properties due to the devaluation of the Mexican peso. Management expects these properties to return to their prior performance level, as they have done historically after previous peso devaluations.

          Total operating expenses increased $43.1 million, or 16.6%, in 1995. Of this increase, $37.9 million, or 87.9%, is the result of the Property Transactions. Other than increases from the Property Transactions, total operating expenses experienced an increase of only 2.0%, attributable to increased depreciation and amortization derived from an increase in investment properties.

          Interest expense, excluding prior year nonrecurring interest expense, increased a net of $27.2 million, or 22.2%, to $150.2 million for 1995 as compared to $123.0 million for 1994. Of this increase, $26.5 million, or 97.4% is the result of the Property Transactions. Interest savings were realized as a result of restructuring the Operating Partnership's credit facilities and from the proceeds of the Company's 6,000,000 common share offering on April 19, 1995.

          The net gain on the sale of assets in 1995 resulted from a gain of $2.4 million on the sale of a minority partnership interest in land previously held for development in Denver, Colorado, partially offset by a loss of $0.5 million on the sale of an equity investment in Arborland Mall.

          Income (loss) from unconsolidated entities increased from a loss of $0.1 million in 1994 to income of $1.4 million in 1995, resulting from an increase in the Operating Partnership's share of income from partnerships and joint ventures, partially offset by an increase in its share of losses of the Management Company. The Operating Partnership's share of income from partnerships and joint ventures improved $4.1 million from $1.0 million in 1994 to $5.1 million in 1995. This increase is primarily attributable to gains from sales of peripheral property ($3.4 million) and the change to accounting for North East Mall using the equity method of accounting ($1.7 million). The Operating Partnership's share of the Management Company's results declined $2.6 million from an allocated net loss of $1.1 million for 1994 to an allocated net loss of $3.7 million for 1995. This decrease is the result of the Management Company's losses related to the settlement of a mortgage receivable and the liquidation of a partnership investment in 1995, partially offset by a $1.6 million increase in the Management Company's operating income.

          Extraordinary items of $3.3 million in 1995 and $18.0 million in 1994 result from costs associated with the refinancing of debt.

          Net income of the Operating Partnership after extraordinary items increased from $42.3 million for 1994 to $98.2 million for 1995, an increase of $55.9 million, for the reasons discussed above, and was allocated to the Company after considering the Preferred Unit requirement based on the Company's Partnership interest during the period.


          LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1996, the Operating Partnership's balance of unrestricted cash and cash equivalents was $64.3 million. In addition to its cash balance, the Operating Partnership has a $750 million unsecured revolving credit facility which had $510 million available after outstanding borrowings and letters of credit at December 31, 1996. As discussed below under "Financing and Debt," the Operating Partnership also has access to debt markets through various shelf registrations.

          FINANCING AND DEBT. The Operating Partnership's ratio of debt-to-market capitalization was 41.5% and 44.9% at December 31, 1996 and 1995, respectively.

          On April 11, 1996, the Operating Partnership drew $115 million on its revolving credit facility. The funds were used primarily to finance the acquisition of the remaining economic ownership interest in Ross Park Mall ($44 million) and to retire a portion of the property's debt ($54 million).

          On June 28, 1996, the Operating Partnership obtained an additional $200 million unsecured revolving credit facility. The facility bore interest at LIBOR plus 132.5 basis points and had a maturity date of August 1998. Terms for the facility were identical to the existing revolving credit facility.

          On August 9, 1996, in connection with the Merger, the Operating Partnership assumed consolidated mortgages and notes payable valued at approximately $955.7 million, a securitized debt financing (see below) of $463.7 million and $112.0 million of credit line debt and received $57.5 million in unrestricted cash and cash equivalents from DRC (the acquired company). As required by purchase accounting, the debt assumed in the Merger was reflected at current value.

          The Operating Partnership is in default on a loan where the property's cash flow is insufficient to service the $40.7 million loan (of which $6.6 million is guaranteed and $34.1 million is nonrecourse). The property and its related debt were assumed during the Merger. The Operating Partnership is continuing negotiations with the lender.

          The Operating Partnership holds securitized debt financing (the "Securitized Debt Financing") in the face amount of $453.5 million at December

31, 1996. The debt is secured by assets of 17 of the wholly-owned properties. The debt's commercial mortgage pass-through certificate covenants require the affiliate to fund into escrow reserves for renovations, repairs and maintenance and tenant allowances and to maintain minimum debt service coverage ratios (as defined) and other restrictive covenants. The affiliate has obtained an extension to the cure period for failing to comply with the covenants related to one of the properties. The lack of compliance and cure provisions relate solely to the individual property and not to the remaining properties in the Securitized Debt Financing pool. Management intends to complete any required changes within the extended cure period, which is expected to be extended until December 1998.

          On September 10, 1996, the DRC secured line of credit, which bore interest at LIBOR plus 175 basis points, was retired with proceeds from Simon Property Group, L.P.'s ("SPG, LP") two unsecured credit facilities.

          On September 27, 1996, the Company completed a $200 million public offering (the "Preferred Offering") of 8,000,000 shares of 8 3/4% Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193 million. The Company contributed the proceeds of such offering to the Operating Partnership, in exchange for Preferred Units in the Operating Partnership. The Operating Partnership used the net proceeds to repay $142.8 million of outstanding mortgage indebtedness and $34.4 million under SPG, LP's two unsecured credit facilities, $12.1 million for the acquisition of the remaining ownership of North East Mall in Hurst, Texas, and the remainder for working capital.

          Also on September 27, 1996, the Operating Partnership obtained a $750 million unsecured three-year credit facility (the "Credit Facility"), with a one-year extension at the option of the Operating Partnership, which initially bears interest at LIBOR plus 90 basis points, and retired the outstanding borrowings of SPG, LP in the aggregate principal amount of $323 million under SPG, LP's two unsecured credit facilities, which bore interest at LIBOR plus
132.5 basis points. In addition, the Credit Facility contains a $150.0 million competitive bid feature, which can further reduce interest costs. The Credit Facility increased the Operating Partnership's available capital by $150 million. SDG, LP and SPG, LP are co-borrowers under this credit facility.

          On November 21, 1996, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Operating Partnership to provide for the offering, from time to time, of up to $750 million in aggregate principal amount of nonconvertible investment-grade unsecured debt securities (the "Notes") of the Operating Partnership. The Notes issuable by SDG, LP are guaranteed by SPG, LP. On November 26, 1996, the Operating Partnership completed the sale of $250 million of Notes. The Notes bear interest semiannually at 6.875% and mature on November 15, 2006. The net proceeds of $247.5 million were used primarily to reduce the Operating Partnership's overall interest rates by retiring a $62 million mortgage loan on Boynton Beach Mall, construction loan indebtedness of $57 million relating to Cottonwood Mall, $108 million of the outstanding balance on the Credit Facility, with the remainder going into working capital. The Operating Partnership is currently finalizing the allocation of $300 million of this shelf registration to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

          In addition, SPG, LP has an effective shelf registration for $500 million of nonconvertible investment-grade debt securities. No securities have been issued under this registration statement.

          On December 6, 1996, the Operating Partnership completed a $100 million private placement of putable asset trust securities ("PATS"). The PATS bear interest at 6.75% and mature on November 15, 2003. Proceeds from the placement were used to reduce outstanding borrowings on the Credit Facility. The PATS issued by SDG, LP are guaranteed by SPG, LP.

          At December 31, 1996, the Operating Partnership had consolidated debt of $3,682.0 million, of which $2,804.7 million is fixed-rate debt and $877.3 million is variable-rate debt. As of December 31, 1996, the Operating Partnership had interest rate protection agreements related to $524.6 million of variable-rate debt, of which $130.5 million expires in April 1997.

         On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four consolidated properties. The transaction consisted of the payoff of one loan totaling $43.4 million, the buyout of the contingent interest feature on the remaining three loans for $21 million, a principal reduction of $3.9 million to be applied to two of the properties, and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

          Scheduled principal payments of mortgage indebtedness over the next five years is $1,948.9 million, with $1,720.6 million thereafter.

          ACQUISITION ACTIVITY. Prior to April 11, 1996, the Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44.0 million in cash and the assumption of the joint venture partner's share of existing debt ($57.0 million). The purchase price in excess of the net assets acquired of $49.1 million was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting. In addition, the remaining 11% ownership in Ross Park Mall was acquired by the Operating Partnership on January 21, 1997.

          As described earlier, on August 9, 1996, the Company acquired the national shopping center business of DRC. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company. This portion of the transaction was valued at approximately $923.2 million, based upon the number of DRC shares of common stock acquired (55,712,529), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, SPG changed its name to Simon DeBartolo Group, Inc. and DRC changed its name to SD Property Group, Inc.

          In connection with the Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 Units of partnership interest) of the total outstanding Units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP"), in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,614 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566.9 million). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

          It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected.

          The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use property. These properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting, with the exception of West Town Mall, which is accounted for using the cost method of accounting.

          Prior to October 4, 1996, the Operating Partnership held a 50% joint venture interest in North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, the Operating Partnership acquired for cash an additional 20% limited partnership interest in North East Mall. At the same time, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by Melvin Simon, Herbert Simon and certain of their affiliates (collectively, the "Simons") in exchange for 472,410 Units in the Operating Partnership, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Operating Partnership in exchange for Units. As a result of these transactions, the Operating Partnership owns 100% of North East Mall and accounts for it using the consolidated method of accounting.

          See Note 3 to the consolidated financial statements for details of 1995 and 1994 acquisition activity.

              DEVELOPMENT ACTIVITY. Development activities are an ongoing part of the Operating Partnership's business. The Operating Partnership opened two new regional malls, one specialty retail center and one value-oriented super-regional mall during 1996. The new regional malls include the 1.0 million square foot Cottonwood Mall in Albuquerque, New Mexico, which opened on July 31, and the 800,000 square foot Indian River Mall, which opened in Vero Beach, Florida, on November 15. The new specialty retail center is the 60,000 square foot Tower Shops in Las Vegas, Nevada, which opened in November. The value-oriented super-regional mall is the 1.3 million square foot Ontario Mills, which opened in Ontario, California, on November 14. In addition, Indian River Commons, a 265,000 square foot community shopping center opened in March 1997, in Vero Beach, Florida. Other than Cottonwood Mall, which is wholly-owned and accounted for using the consolidated method of accounting, the Operating Partnership has joint venture partners on each of the projects recently opened and accounts for them using the equity method of accounting.



          Construction also continues on the following projects:


          o The Source, a 730,000 square foot value-oriented retail and entertainment development project in Westbury (Long Island), New York, is expected to open in August 1997. This new $150 million development will adjoin an existing Fortunoff store. The Operating Partnership has a total equity investment of $25.3 million in this 50%-owned joint venture project. Construction financing of $120 million closed on this property in July 1996. The loan initially bears interest at LIBOR plus 170 basis points and matures on July 16, 1999.


          o Arizona Mills, a 1,230,000 square foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $184 million value-oriented super-regional mall is expected to open in November 1997. In January 1997, the joint venture closed on a five-year $145 million construction loan with interest at LIBOR plus 150 basis points. The Operating Partnership had an $13.5 million equity investment through December 31, 1996 and a 25% ownership interest in this joint venture development.

          o Grapevine Mills, a 1,480,000 square foot retail development project in Grapevine (Dallas/Fort Worth), Texas, broke ground on July 10, 1996. This $202 million value-oriented super-regional mall development project is expected to open in October 1997. A commitment has been obtained for a four-year $157 million construction loan (plus a one-year extension) with an initial interest rate of LIBOR plus 165 basis points. The Operating Partnership has a $14 million equity commitment on this 37.5%-owned joint venture project, and advanced its initial contribution of $7.9 million in January 1997.

          o The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA is scheduled to open in 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $143 million project. The Operating Partnership expects to have construction financing for the majority of the development costs of this project in place during the second quarter of 1997.


              In addition, the Operating Partnership is in the preconstruction development phase on two new community center projects, each of which is immediately adjacent to an existing regional mall in the portfolio. Lakeline Plaza, an approximately $39 million development, is scheduled to open in Austin, Texas, in 1998. The Operating Partnership has a 50% ownership interest in this 391,000 square foot joint venture development project. Muncie Plaza, a $16 million development project, is scheduled to open in Muncie, Indiana, in 1998. This 200,000 square foot development project is wholly-owned.

          STRATEGIC EXPANSIONS AND RENOVATIONS. A key objective of the Operating Partnership is to increase the profitability and market share of its portfolio properties through the completion of strategic renovations and expansions. In 1996, the Operating Partnership completed construction and opened eight expansion and/or renovation projects; Greenwood Plus in Greenwood, Indiana; Muncie Mall in Muncie, Indiana; Summit Mall in Akron, Ohio; University Park Mall in South Bend, Indiana; College Mall in Bloomington, Indiana; Century III Mall in Pittsburgh, Pennsylvania; Coral Square in Coral Springs, Florida; and The Florida Mall in Orlando, Florida.

          The Operating Partnership currently has three major expansion projects under construction, and is in the preconstruction development stage with two additional major expansion projects. The aggregate cost of the projects is approximately $530 million.

          o A 235,000 square foot phase II expansion of Forum in Las Vegas, in which the Operating Partnership has a 55% ownership interest, is scheduled to open in August 1997. The costs of the phase II project are being funded with a portion of the $184 million two-tranche financing facility which closed on February 23, 1996. The loan bears interest on a weighted average basis at LIBOR plus 137 basis points and matures in February 2000.

          o A 255,000 square foot small shop expansion of Aventura Mall in Miami, Florida, is scheduled to open in December 1997. The Operating Partnership has a 33% ownership interest in this project.

          o A 180,000 square foot small shop expansion of The Florida Mall in Orlando, Florida, as well as the addition of Burdines is scheduled for completion in the winter of 1998. Dillard's, Gayfers, JCPenney, and Sears are also expanding. The Operating Partnership has a 50% ownership interest in this project.

          o A 130,000 square foot small shop expansion of Mission Viejo Mall, in Mission Viejo, California, is underway along. This project also includes the addition of Nordstrom and another department store and a new food court, plus the expansion of Macy's. It is scheduled for completion in 1999.

          o A 200,000 square foot small shop expansion of North East Mall, in Hurst, Texas, also includes a renovation and is scheduled for completion in 1999. The addition of Nordstrom and another department store and a second level of small shops is part of this project as well.



          The Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction including the following, aggregating approximately $120 million:


Expected Date
of Completion       Property Name               Property Location
-------------       -------------               -----------------

March 1997          Smith Haven Mall            Lake Grove (Long Island), NY
April 1997          St. Charles Towne Center    Waldorf (Washington, D.C.), MD
July 1997           Lafayette Square            Indianapolis, IN
August 1997         Orange Park Mall            Jacksonville, FL
October 1997        Alton Square                Alton, IL
November 1997       Chautauqua Mall             Jamestown, NY
November 1997       East Towne Mall             Knoxville, TN
November 1997       Southern Park Mall          Youngstown, OH
November 1997       Richmond Square             Richmond, IN
November 1997       Northgate Mall              Seattle, WA
March 1998          West Town Mall              Knoxville, TN


          Preconstruction development continues on a number of project expansions, renovations, and anchor additions at a number of other properties as well. The Operating Partnership expects to commence construction on many of these projects in next 12 to 24 months.

          In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

          It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

          CAPITAL EXPENDITURES. Capital expenditures were $267.5 million, $135.4 million and $252.5 million for the periods ended December 31, 1996, 1995 and 1994, respectively.

                                                     1996           1995          1994
                                                   --------       --------      --------
New Developments                                    $  80.1       $   29.7     $     2.9
Renovations and Expansions                             86.3           38.9          22.7
Tenant Allowances--Retail                              24.0           17.2          10.1
Tenant Allowances--Offices                              6.1            4.3           2.5
Capital Expenditures Recoverable from Tenants          11.4            8.0           3.2
Acquisitions                                           56.1           32.5         205.2
Other                                                   3.5            4.8           5.9
                                                   --------       --------      --------
               Total                               $  267.5       $  135.4      $  252.5
                                                   ========       ========      ========

          DISTRIBUTIONS. The Operating Partnership declared distributions in 1996 and 1995 aggregating $1.63 per Unit and 1.97 per Unit, respectively. The 1996 distribution included a distribution of $0.1515 per Unit on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments of the merged entities. On January 23, 1997, the Operating Partnership declared a distribution of $0.4925 per Unit payable on February 21, 1997, to Unitholders of record on February 7, 1997. The current annual distribution rate is $1.97 per Unit. For federal income tax purposes, 64% of the 1996 distributions and 25% of the 1995 distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

          CAPITAL RESOURCES. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unit holders. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets by the Company.

          Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, together with the ability of the Company to issue shares of common stock and/or Units by the Operating Partnership, provide the means to finance certain acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

         INVESTING AND FINANCING ACTIVITIES. Cash used in investing activities for the year ended December 31, 1996, was $199.7 million, including approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall; $12.1 million for the acquisition of the remaining ownership of North East Mall in Hurst, Texas; and capital expenditures and development related costs of $195.8 million, including $40.4 million, $34.9 million, $11.1 million and $6.9 million at Cottonwood Mall, Forum, Muncie Mall, and The Shops at Sunset Place, respectively. In addition, advances to unconsolidated joint ventures totaling approximately $62.1 million includes $21.4 million, $15.0 million, $13.5 million and $3.2 million in equity contributions made to The Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. These expenditures are partially offset by net cash received from the Merger of $37.1 million, cash received from unconsolidated entities of $75.3 million, including a $28.3 million return of equity from Smith Haven Mall, and $38.6 million of note repayments received from M.S. Management Associates.

          Cash used in financing activities for the year ended December 31, 1996 was $35.1 million as compared to $14.1 million in 1995. This increase is primarily the result of an increase in distributions to Unitholders ($79.7 million), and a decrease in contributions from the Company from net proceeds from sales of common and preferred stock ($40.7 million), partially offset by a net increase in mortgage and other note borrowings ($100.7 million). The increase in distributions is primarily the result of distributions and Units issued in connection with the Merger ($30.1 million), special distributions paid in connection with the Merger ($18.4 million), increased distributions paid on the Preferred Units ($14.2 million), and additional Units issued in the comparative periods. Although the timing of distribution was realized, the distribution rate has remained at $1.97 per Unit in both periods. Increased mortgage and other note borrowings are primarily due to increased capital expenditure activities in 1996 as described in investing activities above and an increase in debt paydowns and refinancing by the Company.

          EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

          Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity.


          Total EBITDA for the properties owned in whole or through joint ventures (the "Portfolio Properties") increased from $316.5 million in 1992 to $615.3 million in 1996, representing a compound annual growth rate of 14.2%. Of this growth, $111.4 million, or 37.3%, is a result of the Merger. The remaining growth in total EBITDA reflects the addition of GLA to the Portfolio Properties through property acquisitions, developments and expansions, increased rental rates, increased tenant sales, improved occupancy levels and effective control of operating costs. During this period, the operating profit margin increased from 57.6% to 62.5%. This improvement is also primarily attributable to aggressive leasing of new and existing space and effective control of operating costs.

          The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:


                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------

                                                        1996              1995           1994          1993          1992
                                                        ----              ----           ----          ----          ----
                                                                                   (In thousands)
EBITDA of Wholly-Owned and
   consolidated Joint Venture Properties                $ 467,292      $ 343,875      $ 290,243     $ 244,397      $ 224,170
EBITDA of unconsolidated Joint Venture
   Properties                                             148,030         93,673         96,592       102,282         92,365
                                                   -------------- -------------- -------------- -------------  -------------
Total EBITDA of Portfolio Properties (1)                $ 615,322      $ 437,548      $ 386,835     $ 346,679      $ 316,535
                                                   ============== ============== ============== =============  =============
EBITDA after minority interest (2)                      $ 497,215      $ 357,158      $ 307,372     $ 256,169      $ 227,931
                                                   ============== ============== ============== =============  =============
Increase in total EBITDA from prior
   period                                                   40.6%          13.1%          11.6%          9.5%          12.1%

Increase in EBITDA after minority
   interest from prior period                               39.2%          16.2%          20.0%         12.4%           8.2%
Operating profit margin of the
   Portfolio Properties (3)                                 62.5%          63.1%          61.9%         58.6%          57.6%

          (1) EBITDA for 1996 includes the acquired properties from the Merger date forward. On a pro forma basis, assuming the Merger had occurred on January 1, 1995, EBITDA would be $805.3 million and $770.7 million in 1996 and 1995, respectively, representing a 4.5% growth.

          (2) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all Properties after distribution to the third-party joint ventures' partners.

          (3) The 1996 operating profit margin, excluding the $7.2 million Merger integration costs, is 63.2%.


          FUNDS FROM OPERATIONS ("FFO")

          FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Operating Partnership. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity. In March 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income in arriving at FFO. This modification was adopted by the Operating Partnership beginning in 1996. Additionally the FFO for prior periods has been restated to reflect the modification in order to make the amounts comparative. Under the previous definition, FFO for the years ended December 31, 1995 and 1994, was $208.3 million and $176.4 million, respectively.

          The following summarizes FFO of the Operating Partnership and reconciles income before extraordinary items to FFO for the periods presented:


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------

                                                                       1996              1995              1994
                                                                 ----------------   ---------------   ----------------
 (In thousands)
FFO of the Operating Partnership                                        $ 281,495         $ 197,909          $ 167,761
                                                                 ================   ===============   ================
Increase in FFO from prior period                                           42.2%             18.0%                N/A
                                                                 ================   ===============   ================
Reconciliation:
  Income before extraordinary items                                     $ 134,663         $ 101,505          $  60,308
Plus:
  Depreciation and amortization from consolidated properties              135,226            92,274             75,663
  The Operating Partnership's share of depreciation and
     amortization from unconsolidated affiliates                           20,159             6,466              7,251
  Merger integration costs                                                  7,236                --                 --
  The Operating Partnership's share of (gains) or losses on
     sales of real estate                                                    (88)             2,054                 --
  Unusual item                                                                 --                --             27,184
Less:
  Minority interest portion of depreciation and amortization              (3,007)           (2,900)            (2,645)
  Preferred distributions                                                (12,694)           (1,490)                 --
                                                                 ----------------   ---------------   ----------------
FFO of the Operating Partnership                                        $ 281,495         $ 197,909          $ 167,761
                                                                 ================   ===============   ================

          PORTFOLIO DATA

          Operating statistics give effect to the Merger and are based upon the business and properties of the Operating Partnership and DeBartolo Realty Corporation on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall in a category by itself. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is preparing to demolish the existing Charles Towne Square in order to convert the property into a community center.

          AGGREGATE TENANT SALES VOLUME AND SALES PER SQUARE FOOT. From 1993 to 1996, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and all reporting tenants at community shopping centers increased 9.0% from $7,268 million to $7,921 million, a compound annual growth rate of 2.9%. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

          The following illustrates the total reported sales of tenants at Owned
GLA:


                                                                ANNUAL
                                      TOTAL TENANT            PERCENTAGE
      YEAR ENDED DECEMBER 31,     SALES (IN MILLIONS)          INCREASE
      -----------------------     -------------------          --------
               1996                      $7,921                  3.6%
               1995                       7,649                  0.5
               1994                       7,611                  4.7
               1993                       7,268                  N/A



          Regional mall sales per square foot increased 5.9% in 1996 to $290 as compared to $274 in 1995. In addition, sales per square foot of reporting tenants operating for at least two consecutive years ("Comparable Sales") increased from $278 to $298, or 7.2%, from 1995 to 1996. The Operating Partnership believes its strong sales growth in 1996 is the result of its aggressive retenanting efforts and the redevelopment of many of the Portfolio Properties. Sales per square foot at the community shopping centers decreased in 1996 to $187 as compared to $194 in 1995.


          OCCUPANCY LEVELS. Occupancy levels for regional malls decreased slightly from 85.5% at December 31, 1995, to 84.7% at December 31, 1996. Occupancy levels for community shopping centers also decreased, from 93.6% at December 31, 1995, to 91.6% at December 31, 1996. The Operating Partnership believes that occupancy levels have been hampered by the magnitude of retail bankruptcies. Owned GLA has increased 30.2 million square feet from December 31, 1995, to December 31, 1996, primarily as a result of the Merger and the 1996 mall openings.


                                              Occupancy Levels
                                     ----------------------------------
                                                           Community
                                          Regional          Shopping
      YEAR ENDED DECEMBER 31,              Malls            Centers
      -----------------------              -----            -------
               1996                         84.7%             91.6%
               1995                         85.5              93.6
               1994                         85.6              93.9
               1993                         85.9              N/A


          Tenant Occupancy Costs. Tenant occupancy costs as a percentage of sales decreased from 11.6% in 1995 to 11.4% in 1996 in the regional mall portfolio. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can pay higher rent. Management believes the Operating Partnership is one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. Management believes continuing efforts to increase sales while controlling property operating expenses will continue the trend of increasing rents at the Properties.

          AVERAGE BASE RENTS. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 16.8%, from $17.70 in 1993 to $20.68 in 1996. In community shopping centers, average base rents of Owned GLA increased 7.4%, from $7.12 in 1994 to $7.65 in 1996.

          The following highlights this trend:


                                      Average Base Rent per Square Foot
                           ----------------------------------------------------
                               Mall and
                             Freestanding                   Community
                               Stores at          %          Shopping       %
 YEAR ENDED DECEMBER 31,    Regional Malls      Change       Centers      Change
 -----------------------    --------------      ------       -------      ------

                1996            $20.68           7.8%         $7.65        4.9%
                1995             19.18           4.4           7.29        2.4
                1994             18.37           3.8           7.12         N/A
                1993             17.70           5.0            N/A         N/A


          INFLATION

          Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

          However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.



          OTHER

          The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Index to Financial Statements contained in
Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                    Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          The Company is a general partner of SDG, LP and sole general partner of SPG, LP. SD Property Group, Inc., a majority owned subsidiary of the Company, is the managing general partner of SPG, LP. The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP PF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  FINANCIAL STATEMENTS                                                                     Page No.
---      ---  --------------------                                                                     --------
              SIMON DEBARTOLO GROUP, L.P.

              Report of Independent Public Accountants                                                    40

              Simon DeBartolo Group, L.P. Consolidated Balance Sheets                                     41
              as of December 31, 1996 and 1995

              Simon DeBartolo Group, L.P. Consolidated Statements of Operations for the years             42
              ended December 31, 1996, 1995 and 1994

              Simon DeBartolo Group, L.P. Consolidated Statements of Changes in Partners'                 43
              Equity for the years ended December 31, 1996, 1995 and 1994

              Simon DeBartolo Group, L.P. Consolidated Statements of Cash Flows for the years             44
              ended December 31, 1996, 1995 and 1994

              Notes to Financial Statements                                                               45

              SIMON PROPERTY GROUP, L.P. (GUARANTOR)

              Report of Independent Public Accountants                                                    40

              Simon Property Group, L.P. Consolidated Balance Sheets                                      41
              as of December 31, 1996 and 1995

              Simon Property Group, L.P. Consolidated Statements of Operations for the years              42
              ended December 31, 1996, 1995 and 1994

              Simon Property Group, L.P. Consolidated Statements of Changes in Partners'                  43
              Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

              Simon Property Group, L.P. Consolidated Statements of Cash Flows for the years              44
              ended December 31, 1996, 1995 and 1994

              Notes to Financial Statements                                                               45

              (2) FINANCIAL STATEMENT SCHEDULES

              Report of Independent Public Accountants                                                    70

              Schedule III-- Schedule of Real Estate and Accumulated Depreciation                         71

              Notes to Schedule III                                                                       74

              (3) EXHIBITS

              The Exhibit Index attached hereto is hereby incorporated by reference to this Item.         75

(b)           REPORTS ON FORM 8-K

              None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To
Simon DeBartolo Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON DeBARTOLO GROUP, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon DeBartolo Group, L.P. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




                                                ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 18, 1997

BALANCE SHEETS
SIMON DEBARTOLO GROUP, L.P. CONSOLIDATED

(Dollars in thousands, except per unit amounts)

                                                                                                         December 31,
                                                                                                  --------------------------
                                                                                                      1996          1995
                                                                                                  -----------    -----------
ASSETS:
          Investment properties, at cost                                                          $ 5,301,021    $ 2,162,161
            Less-- accumulated depreciation                                                           279,072        152,817
                                                                                                  -----------    -----------
                                                                                                    5,021,949      2,009,344
          Cash and cash equivalents                                                                    64,309         62,721
          Restricted cash                                                                               6,110           --
          Tenant receivables and accrued revenue, net                                                 166,119        144,400
          Notes receivable from Management Company and affiliate                                       75,452        102,522
          Investment in partnerships and joint ventures, at equity                                    394,409        117,332
          Deferred costs, net                                                                          91,925         81,398
          Other assets                                                                                 46,567         30,985
          Minority interest                                                                            29,070          7,734
                                                                                                  -----------    -----------
                                                                                                  ===========    ===========
                   Total assets                                                                   $ 5,895,910    $ 2,556,436
                                                                                                  ===========    ===========

LIABILITIES:
          Mortgages and other notes payable                                                       $ 3,681,984    $ 1,980,759
          Accounts payable and accrued expenses                                                       170,203        113,131
          Accrued distributions                                                                          --           48,594
          Cash distributions and losses in partnerships and joint ventures, at equity                  17,106         54,120
          Investment in Management Company and affiliates                                               8,567         20,612
          Other liabilities                                                                            72,876         19,582
                                                                                                  -----------    -----------
                   Total liabilities                                                                3,950,736      2,236,798
                                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

LIMITED PARTNERS' EQUITY INTEREST, 0 and 37,282,628 units outstanding,
  respectively, at redemption value (Note 10)                                                            --          908,764

PARTNERS' EQUITY:

          Preferred units, 12,000,000 and 4,000,000 units outstanding, respectively                   292,912         99,923

          General Partner, 96,880,415 and 55,360,195 units outstanding, respectively                1,017,333        135,710

          Limited Partner, 60,974,050 and 0 units outstanding, respectively                           640,283           --

          Adjustment to reflect Limited Partners' equity interest at redemption value (Note 10)          --         (822,072)

          Unamortized restricted stock award                                                           (5,354)        (2,687)
                                                                                                  -----------    -----------
                   Total partners' equity                                                          (1,945,174)      (589,126)
                                                                                                  -----------    -----------
                   Total liabilities and partners' equity                                         $ 5,895,910    $ 2,556,436
                                                                                                  ===========    ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF OPERATIONS
SIMON DEBARTOLO GROUP, L.P. CONSOLIDATED

(Dollars in thousands, except per unit amounts)

                                                              For the Year Ended December 31,
                                                     ---------------------------------------------
                                                       1996              1995              1994
                                                     ---------         ---------         ---------
REVENUE:
       Minimum rent                                  $ 438,089         $ 307,857         $ 255,716
       Overage rent                                     30,810            23,278            25,463
       Tenant reimbursements                           233,974           192,994           163,588
       Other income                                     44,831            29,528            28,909
                                                     ---------         ---------         ---------
            Total revenue                              747,704           553,657           473,676
                                                     ---------         ---------         ---------

EXPENSES:
       Property operating                              122,796            96,851            85,672
       Depreciation and amortization                   135,780            92,739            75,945
       Real estate taxes                                69,173            53,941            44,502
       Repairs and maintenance                          38,077            24,614            22,940
       Advertising and promotion                        24,756            18,888            17,000
       Merger integration costs                          7,236              --                --
       Provision for credit losses                       3,460             2,858             3,417
       Other                                            14,914            12,630             9,902
                                                     ---------         ---------         ---------
            Total operating expenses                   416,192           302,521           259,378
                                                     ---------         ---------         ---------
OPERATING INCOME                                       331,512           251,136           214,298

INTEREST EXPENSE                                       202,182           150,224           122,980
NON-RECURRING INTEREST EXPENSE                            --                --              27,184
                                                     ---------         ---------         ---------
INCOME BEFORE MINORITY INTEREST                        129,330           100,912            64,134

MINORITY INTEREST                                       (4,300)           (2,681)           (3,759)

GAIN ON SALE OF ASSETS, NET                                 88             1,871              --
                                                     ---------         ---------         ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                  125,118           100,102            60,375

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES               9,545             1,403               (67)
                                                     ---------         ---------         ---------
INCOME BEFORE EXTRAORDINARY ITEMS                      134,663           101,505            60,308

EXTRAORDINARY ITEMS                                     (3,521)           (3,285)          (17,980)
                                                     ---------         ---------         ---------

NET INCOME                                             131,142            98,220            42,328

PREFERRED UNIT REQUIREMENT                              12,694             1,490              --
                                                     ---------         ---------         ---------

NET INCOME AVAILABLE TO UNITHOLDERS                  $ 118,448         $  96,730         $  42,328
                                                     =========         =========         =========


NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
       General Partner                               $  72,561         $  57,781         $  23,377
       Limited Partners                              $  45,887         $  38,949         $  18,951
                                                     ---------         ---------         ---------
                                                     $ 118,448         $  96,730         $  42,328
                                                     =========         =========         =========

EARNINGS PER UNIT:
            Income before extraordinary items        $    1.02         $    1.08         $    0.71
            Extraordinary items                          (0.03)            (0.04)            (0.21)
                                                     ---------         ---------         ---------
            Net income                               $    0.99         $    1.04         $    0.50
                                                     =========         =========         =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF PARTNERS' EQUITY
  SIMON DEBARTOLO GROUP, L.P. CONSOLIDATED

(Dollars in thousands)


                                                                                                                         LIMITED
                                                                                           UNAMORTIZED       TOTAL       PARTNERS'
                                                  PREFERRED      GENERAL       LIMITED   RESTRICTED STOCK  PARTNERS'      EQUITY
                                                    UNITS        PARTNER       PARTNER        AWARD         EQUITY       INTEREST
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1993                     $      --     $ ( 791,820)  $      --     $      --     $  (791,820)  $   848,373

General Partner Contributions
     (7,462,445 units)                                             164,334                                   164,334

Adjustment to allocate net equity
      to the Operating Partnership                                 (69,650)                                  (69,650)       69,650

Adjustment to reflect limited
     partners' equity interest at
      Redemption Value (Note 10)                                   (43,579)                                  (43,579)       43,579

Net income                                                          23,377                                    23,377        18,951

Distributions                                                      (90,275)                                  (90,275)      (71,247)

                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1994                            --        (807,613)         --            --        (807,613)      909,306

General Partner Contributions
     (9,470,977 units)                                             216,545                                   216,545

Limited Partners' Contributions
     (120,000 units)                                                                                            --         (16,869)

Preferred unit contributions, net of
     issuance costs (4,000,000 units)                 99,923                                                  99,923

Acquisition of Limited Partners' interest
     and other [333,462 and (334,522)
     units, respectively]                                            5,036                                     5,036          (301)

Stock incentive program (143,311 units)                              3,608                      (3,605)            3

Amortization of stock incentive                                                                    918           918

Adjustment to allocate net equity
      of the Operating Partnership                                 (94,035)                                  (94,035)       94,035

Adjustment to reflect limited
     partners' equity interest at
     Redemption Value (Note 10)                                     42,848                                    42,848       (42,848)

Net income                                                          59,271                                    59,271        38,949

Distributions                                                     (112,022)                                 (112,022)      (73,508)

                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1995                          99,923      (686,362)         --          (2,687)     (589,126)      908,764

1996 Adjustment to reflect limited
     partners' interest at Historical
     Value (Note 10)                                               822,072        86,692                     908,764      (908,764)
                                                 -----------   -----------   -----------   -----------   -----------   -----------

                                                      99,923       135,710        86,692        (2,687)      319,638          --
                                                                                                                       ===========

Stock options exercised (372,151 units)                              8,677                                     8,677

Units issued in connection with Merger
     (37,877,965 and 23,219,012 units,
     respectively)                                                 922,379       565,448                   1,487,827

Other unit issuances (70,074 and
     472,410 units, respectively)                                    1,841           275                       2,116

Preferred units issued, net of
     issuance costs (8,000,000 units)                192,989                                                 192,989

Stock incentive program (200,030 units)                              4,751                      (4,751)         --

Amortization of stock incentive                                                                  2,084         2,084

Adjustment to allocate net equity
      of the Operating Partnership                                 (14,382)       14,382                        --

Net income                                            12,694        72,561        45,887                     131,142

Distributions                                        (12,694)     (114,142)      (72,401)                   (199,237)

Other                                                                  (62)                                      (62)

                                                 -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1996                     $   292,912   $ 1,017,333       640,283   $    (5,354)  $ 1,945,174
                                                 ===========   ===========   ===========   ===========   ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF CASH FLOWS
SIMON DEBARTOLO GROUP, L.P. CONSOLIDATED

(Dollars in thousands)


                                                                                              For the Year Ended December 31,
                                                                                      ---------------------------------------------
                                                                                          1996             1995             1994
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $   131,142      $    98,220      $    42,328
       Adjustments to reconcile net income to net cash provided
         by operating activities--
            Depreciation and amortization                                                 143,582          101,262           83,196
            Loss on extinguishments of debt                                                 3,521            3,285           17,980
            Gain on sale of assets, net                                                       (88)          (1,871)            --
            Straight-line rent                                                             (3,502)          (1,126)          (4,326)
            Minority interest                                                               4,300            2,681            3,759
            Equity in income of unconsolidated entities                                    (9,545)          (1,403)              67
       Changes in assets and liabilities--
            Tenant receivables and accrued revenue                                         (6,422)           5,502           (3,908)
            Deferred costs and other assets                                               (12,756)         (14,290)           1,099
            Accounts payable, accrued expenses and other liabilities                      (13,768)           2,076          (12,172)
                                                                                      -----------      -----------      -----------
              Net cash provided by operating activities                                   236,464          194,336          128,023
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions                                                                       (56,069)         (32,547)        (227,312)
       Capital expenditures                                                              (195,833)         (98,220)         (42,765)
       Cash from Merger and consolidation of joint ventures, net of
         Merger costs                                                                      37,053            4,346            8,924
       Decrease in restricted cash                                                          1,474             --               --
       Proceeds from sale of assets                                                           399            2,550             --
       Investments in unconsolidated entities                                             (62,096)         (77,905)          (1,056)
       Distributions from unconsolidated entities                                          36,786            6,214            5,842
       Investments in and advances to/(from) Management Company                            38,544          (27,117)         (10,405)
                                                                                      -----------      -----------      -----------
            Net cash used in investing activities                                        (199,742)        (222,679)        (266,772)
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Minority interest distributions                                                     (5,115)          (3,680)          (2,148)
       Partnership contributions                                                          201,704          242,377          106,773
       Partnership distributions                                                         (257,403)        (177,726)        (120,711)
       Mortgage and other note proceeds, net of transaction costs                       1,293,582          456,520          405,430
       Mortgage and other note principal payments                                      (1,267,902)        (531,566)        (256,081)
                                                                                      -----------      -----------      -----------
            Net cash provided by (used in) financing activities                           (35,134)         (14,075)         133,263
                                                                                      -----------      -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            1,588          (42,418)          (5,486)

CASH AND CASH EQUIVALENTS, beginning of period                                             62,721          105,139          110,625

                                                                                      ===========      ===========      ===========
CASH AND CASH EQUIVALENTS, end of period                                              $    64,309      $    62,721      $   105,139
                                                                                      ===========      ===========      ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SIMON DEBARTOLO GROUP, L.P.
                          NOTES TO FINANCIAL STATEMENTS


                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



1.  ORGANIZATION

         Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC"), The Edward J. DeBartolo Corporation and their affiliates as the result of the Merger described in Note 3.

          Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership." Prior to the Merger date, references to the Operating Partnership refer to SPG, LP only. The Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1996, the Operating Partnership owns or holds an interest in 186 income-producing properties, which consist of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in two specialty retail centers, two value-oriented super-regional malls and one community center currently under construction and six parcels of land held for future development. The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company.


          The Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1996, 231 of the approximately 650 anchor stores in the Properties were occupied by JCPenney Company, Inc., Sears Roebuck & Co. and Dillard Department Stores, Inc. An affiliate of JCPenney Company, Inc. is a limited partner in the Operating Partnership. In addition, the Chief Operating Officer of Dillard Department Stores, Inc. is a director of the Company.

2.  BASIS OF PRESENTATION


          The accompanying consolidated financial statements of the Operating Partnership include the accounts of all entities owned or controlled by the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.


          Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the Operating Partnership ("Minority Interest Properties") have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 7) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. In addition, the investment in a partnership which represents a 2% noncontrolling ownership interest in one Portfolio Property is accounted for using the cost method of accounting.


          Net operating results of the Operating Partnership are allocated after preferred distributions (see Note 10), based on its partners' ownership interests. The Company's weighted average ownership interest in the Operating Partnership during 1996, 1995 and 1994 was 61.2%, 60.3% and 55.6%, respectively. At December 31, 1996 and 1995, the Company's ownership interest was 61.4% and 61.0%, respectively.

          The following schedule identifies each Property included in the accompanying consolidated financial statements and the method of accounting utilized for each Property as of December 31, 1996:

CONSOLIDATED METHOD:
--------------------

REGIONAL MALLS
ALTON SQUARE                            GREAT LAKES MALL                        PRIEN LAKE MALL
AMIGOLAND MALL                          GREENWOOD PARK MALL                     RALEIGH SPRINGS MALL
ANDERSON MALL                           GULF VIEW SQUARE                        RANDALL PARK MALL
BARTON CREEK SQUARE                     HERITAGE PARK MALL                      RICHARDSON SQUARE
BATTLEFIELD MALL                        HUTCHINSON MALL                         RICHMOND MALL
BAY PARK SQUARE                         INDEPENDENCE CENTER                     RICHMOND SQUARE
BERGEN MALL                             INGRAM PARK MALL                        ROSS PARK MALL
BILTMORE SQUARE                         IRVING MALL                             ST. CHARLES TOWNE CENTER
BOYNTON BEACH MALL                      JEFFERSON VALLEY MALL                   SOUTH PARK MALL
BROADWAY SQUARE                         LA PLAZA MALL                           SOUTHERN PARK MALL
BRUNSWICK SQUARE                        LAFAYETTE SQUARE                        SOUTHGATE MALL
CASTLETON SQUARE                        LIMA MALL                               SOUTHTOWN MALL
CENTURY MALL                            LINCOLNWOOD TOWN CENTER                 SUMMIT MALL
CHARLES TOWNE SQUARE                    LONGVIEW MALL                           SUNLAND PARK MALL
CHAUTAUQUA MALL                         MACHESNEY PARK MALL                     TACOMA MALL
CHELTENHAM SQUARE                       MALL OF THE MAINLAND                    TIPPECANOE MALL
CHESAPEAKE SQUARE                       MARKLAND MALL                           TOWNE EAST SQUARE
CIELO VISTA MALL                        MCCAIN MALL                             TOWNE WEST SQUARE
COLLEGE MALL                            MELBOURNE SQUARE                        TREASURE COAST SQUARE
COLUMBIA CENTER                         MEMORIAL MALL                           TYRONE SQUARE
COTTONWOOD MALL                         MIAMI INTERNATIONAL MALL                UNIVERSITY MALL (ARKANSAS)
CROSSROADS MALL                         MIDLAND PARK MALL                       UNIVERSITY MALL (FLORIDA)
CRYSTAL RIVER MALL                      MILLER HILL MALL                        UNIVERSITY PARK MALL
DESOTO SQUARE                           MISSION VIEJO MALL                      UPPER VALLEY MALL
EAST TOWNE MALL                         MOUNDS MALL                             VALLE VISTA MALL
EASTERN HILLS MALL                      MUNCIE MALL                             VIRGINIA CENTER COMMONS
EASTGATE CONSUMER MALL                  NORTH EAST MALL                         WASHINGTON SQUARE
EASTLAND MALL                           NORTH TOWNE SQUARE                      WEST RIDGE MALL
FOREST MALL                             NORTHGATE MALL                          WHITE OAKS MALL
FOREST VILLAGE PARK MALL                NORTHWOODS MALL                         WICHITA MALL
FREMONT MALL                            ORANGE PARK MALL                        WINDSOR PARK MALL
GLEN BURNIE MALL                        PADDOCK MALL                            WOODVILLE MALL
GOLDEN RING MALL                        PORT CHARLOTTE TOWN CENTER

SPECIALTY RETAIL CENTERS                MIXED-USE PROPERTIES

FORUM SHOPS AT CAESARS, THE             NEW ORLEANS CENTRE
TROLLEY SQUARE                          O'HARE INTERNATIONAL CENTER
                                        RIVERWAY

COMMUNITY CENTERS
ARVADA PLAZA                            GRIFFITH PARK PLAZA                     NEW CASTLE PLAZA
AURORA PLAZA                            GROVE AT LAKELAND SQUARE, THE           NORTH RIDGE PLAZA
BLOOMINGDALE COURT                      HAMMOND SQUARE                          NORTH RIVERSIDE PARK PLAZA
BOARDMAN PLAZA                          HIGHLAND LAKES CENTER                   NORTHLAND PLAZA
BRIDGEVIEW COURT                        INGRAM PLAZA                            NORTHWOOD PLAZA
BRIGHTWOOD PLAZA                        LAKE PLAZA                              PARK PLAZA
BRISTOL PLAZA                           LAKE VIEW PLAZA                         REGENCY PLAZA
BUFFALO GROVE TOWNE CENTER              LIMA CENTER                             ST. CHARLES TOWNE PLAZA
CELINA PLAZA                            LINCOLN CROSSING                        TEAL PLAZA
CHESAPEAKE CENTER                       MAINLAND CROSSING                       TERRACE AT THE FLORIDA MALL
COHOES COMMONS                          MAPLEWOOD SQUARE                        TIPPECANOE PLAZA
COUNTRYSIDE PLAZA                       MARKLAND PLAZA                          UNIVERSITY CENTER
EAST TOWNE COMMONS                      MARTINSVILLE PLAZA                      WABASH VILLAGE
EASTLAND PLAZA                          MARWOOD PLAZA                           WASHINGTON PLAZA
FOREST PLAZA                            MATTESON PLAZA                          WEST RIDGE PLAZA
FOX RIVER PLAZA                         MEMORIAL PLAZA                          WHITE OAKS PLAZA
GREAT LAKES PLAZA                       MOUNDS MALL CINEMA                      WOOD PLAZA
GREENWOOD PLUS


EQUITY METHOD:
--------------

REGIONAL MALLS                             COMMUNITY CENTERS                          VALUE-ORIENTED SUPER-REGIONAL MALL

AVENTURA MALL                              COBBLESTONE COURT                          ONTARIO MILLS
AVENUES, THE                               CRYSTAL COURT
CENTURY III MALL                           FAIRFAX COURT                              MIXED-USE PROPERTY
CIRCLE CENTRE                              GAITWAY PLAZA                              THE FASHION CENTRE AT PENTAGON CITY
CORAL SQUARE                               GREAT NORTHEAST PLAZA
FLORIDA MALL, THE                          PLAZA AT BUCKLAND HILLS, THE               SPECIALTY RETAIL CENTER
INDIAN RIVER MALL                          RIDGEWOOD COURT                            THE TOWER SHOPS
LAKELAND SQUARE                            ROYAL EAGLE PLAZA
LAKELINE MALL                              VILLAGE PARK PLAZA
NORTHFIELD SQUARE                          WEST TOWN CORNERS
PALM BEACH MALL                            WESTLAND PARK PLAZA
ROLLING OAKS MALL                          WILLOW KNOLLS COURT
SEMINOLE TOWNE CENTER                      YARDS PLAZA, THE
SMITH HAVEN MALL

COST METHOD:
------------

REGIONAL MALL
WEST TOWN MALL


                  THE DEFICIT MINORITY INTEREST BALANCE IN THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS REPRESENTS OUTSIDE PARTNERS' INTERESTS IN THE NET EQUITY OF CERTAIN PROPERTIES. DEFICIT MINORITY INTERESTS WERE RECORDED WHEN A PARTNERSHIP AGREEMENT PROVIDED FOR THE SETTLEMENT OF DEFICIT CAPITAL ACCOUNTS BEFORE DISTRIBUTING THE PROCEEDS FROM THE SALE OF PARTNERSHIP ASSETS AND/OR FROM THE INTENT (LEGAL OR OTHERWISE) AND ABILITY OF THE PARTNER TO FUND ADDITIONAL CAPITAL CONTRIBUTIONS.

3.  MERGERS AND REAL ESTATE ACQUISITIONS AND DEVELOPMENTS

          MERGERS

          DRC. On August 9, 1996, the Company acquired the national shopping center business of DRC (the "Merger") for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and one mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 share of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. This portion of the transaction was valued at approximately $923,179, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to Simon DeBartolo Group, Inc.

          In connection with the Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,641 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.


          Upon completion of the Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became through SD Property Group, Inc. the managing general partner of SDG, LP with 24.3% (37,873,965 Units in SPG, LP) of the outstanding partnership Units in SDG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became a special limited partner in SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.


          For financial reporting purposes, the completion of the Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price has been allocated to the fair value of the assets and liabilities of DRP, LP at December 31, 1996. Certain assumptions were made which management of the General Partners believes are reasonable. Final adjustments to the purchase price allocation were not completed at December 31, 1996. While no material changes to the allocation are anticipated, changes will be recorded in 1997.

          Although the Company was the accounting acquirer, SDG, LP (formerly DRP, LP) became the primary operating partnership through which the future business of the Company will be conducted. As a result of the Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP is absorbed by public company costs and related expenses incurred by the Company. However, because the Company was the accounting acquirer and, upon completion of the Merger, acquired majority control of SDG, LP; SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods and for all pre-Merger comparative periods reflect the reverse acquisition of DRP, LP by the

Company using the purchase method of accounting, and the financial statements of SDG, LP reflect the financial statements of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

          It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected.

          MSA REALTY CORPORATION ("MSAR"). On September 1, 1994, the Company issued an additional 1,799,945 shares of common stock in conjunction with the merger of MSAR. Each outstanding share of MSAR common stock as of August 31, 1994, was converted into 0.31 shares of the Company's common stock. The acquisition price, including related transaction costs, was $48,031. The Company's investment in MSAR was contributed to the Operating Partnership for 1,799,945 Units, which increased the Company's ownership of the Operating Partnership by 1.0% to 56.4%. As a result of the acquisition, the Operating Partnership now owns 100% of fourteen centers in which it previously held a 50% interest and substantially all of the ownership interest in one community shopping center in which it held a minority interest. In addition, the Operating Partnership obtained a noncontrolling 50% interest in a regional mall. This transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $26,507 was allocated to investment properties. The Operating Partnership's interest in the assets and liabilities of these centers prior to this transaction is reflected at predecessor cost. Subsequent to September 1, 1994, each of the Properties involved in this merger was accounted for using the consolidated method of accounting.

                   ACQUISITIONS AND DEVELOPMENTS

          INDEPENDENCE CENTER. On December 1, 1994, the Operating Partnership acquired Independence Center in Independence, Missouri. Included in the purchase are approximately 47 acres of undeveloped land adjacent to the mall. Under the terms of the sale, the Operating Partnership paid $51,413, including transaction costs, funded through the use of the Operating Partnership's credit facilities.

          BROADWAY SQUARE, ORANGE PARK MALL AND UNIVERSITY MALL. On December 29, 1994, the Operating Partnership acquired Broadway Square in Tyler, Texas; Orange Park Mall in Jacksonville, Florida; and University Mall in Pensacola, Florida. Under the terms of the sale, the Operating Partnership paid $153,874, including transaction costs, funded through the use of the Operating Partnership's credit facilities. Included in the purchase price were approximately 14 acres and 10 acres of undeveloped land adjacent to Orange Park Mall and University Mall, respectively.

          WHITE OAKS MALL. At the time of the Company's initial public offering in December 1993, the Teacher's Retirement System of the State of Illinois ("TRS") held an option to put its 50% general and limited partnership interests in White Oaks Mall in Springfield, Illinois, to the Operating Partnership. TRS exercised this option on January 23, 1995, and the purchase closed February 23, 1995. The Units which TRS received upon exercise of the options were exchanged for 2,022,247 shares of common stock of the Company. The Operating Partnership now owns 77% of White Oaks Mall. The issuance of the additional shares increased the Company's ownership interest in the Operating Partnership by 1.0% to 57.6%. The White Oaks Mall transaction, valued at $45,000, was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $10,905 was allocated to investment properties. The Operating Partnership's interest in the assets and liabilities of this Property prior to this transaction is reflected at predecessor cost. Effective February 23, 1995, White Oaks Mall was being accounted for in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

         CROSSROADS MALL. Prior to July 31, 1995, the Operating Partnership held a 50% joint venture interest in Crossroads Mall in Omaha, Nebraska. On July 31, 1995, the Operating Partnership acquired the remaining 50% ownership in the Property from Melvin Simon, Herbert Simon, and certain of their affiliates (collectively, the "Simons") in exchange for 120,000 Units. The acquisition was reflected at predecessor cost. Concurrent with the acquisition, a debt restructuring was completed which included the issuance of 1,200,000 shares of common stock of the Company to the lender (New York State Teachers' Retirement System) in exchange for a $30,000 reduction of the outstanding loan balance which included accrued interest. In addition, the effective interest rate on the remaining balance of $41,400 was reduced from 10.5% to 7.75%. The loan matures on July 31, 2002. Effective July 31, 1995, Crossroads Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          THE SHOPS AT SUNSET PLACE. On August 15, 1995, the Operating Partnership acquired for $11,406 a controlling 75% joint venture interest in a redevelopment project to be named "The Shops at Sunset Place" in South Miami, Florida, using borrowings from its unsecured revolving credit facility. The Operating Partnership began construction on this 500,000 square foot development property in November 1996, and it is scheduled for completion in 1998. The Operating Partnership expects to have construction financing for the majority of the development costs of this project in place before the end of the second quarter of 1997. This project is included in the accompanying consolidated financial statements using the consolidated method of accounting.

          EAST TOWNE MALL. Prior to September 25, 1995, the Operating Partnership held a 45.0% joint venture interest in East Towne Mall in Knoxville, Tennessee. On September 25, 1995, the Operating Partnership acquired the remaining interest for $18,500 and the assumption of 55% of the $75,000 of existing mortgage debt. In connection with the transaction, the Operating Partnership refinanced the $75,000 mortgage. These transactions were funded through a new loan of $55,000 and $38,500 in borrowings from the Operating Partnership's unsecured revolving credit facility. The transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $21,982 was allocated to investment properties. Effective September 25, 1995, East Towne Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          THE SOURCE. On December 22, 1995, a joint venture, in which the Operating Partnership has a noncontrolling 50% joint venture interest acquired a development project located in Westbury (Long Island), New York, for $30,253. This transaction was initially financed using borrowings from the Operating Partnership's unsecured revolving credit facility. When construction financing of $120,000 closed on this property in July 1996, the Operating Partnership was repaid its $27,500 loan. The construction loan carries interest at LIBOR plus 170 basis points and matures on July 16, 2001. Construction commenced in February 1996 and this 730,000 square foot value-oriented retail center development is expected to open in August 1997. This joint venture is being accounted for using the equity method of accounting.

          SMITH HAVEN MALL. On December 28, 1995, a joint venture in which the Operating Partnership owns a noncontrolling 25% interest purchased Smith Haven Mall, a 1.3 million square foot regional mall located in Lake Grove (Long Island), New York, for $221,000. The Operating Partnership's contribution of $55,725 to the purchase price of $221,000 was financed using borrowings from the Operating Partnership's unsecured revolving credit facility. On June 17, 1996, the joint venture closed on a $115,000 interest-only mortgage maturing June 1, 2006. Subsequently, the Operating Partnership received a reimbursement of $28,256 of its contribution. This joint venture is being accounted for using the equity method of accounting.

          ROSS PARK MALL. Prior to April 11, 1996, the Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,074 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          COTTONWOOD MALL. Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico. This 1.0 million square foot regional mall is wholly-owned by the Operating Partnership. The development costs were financed through a $60,000 construction loan, which bore interest at the lower of the prime rate plus 25 basis points or LIBOR plus 200 basis points and had a scheduled maturity of February 1, 1999. On November 26, 1996, using proceeds from the sale of the Notes (See Note 8) the Operating Partnership retired the entire $57,000 outstanding balance.

          NORTH EAST MALL. Prior to October 4, 1996, the Operating Partnership held a 50% joint venture interest in North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, the Operating Partnership acquired for $12,100 an additional 20% limited partnership interest in North East Mall. At the same time, the Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units in the Operating Partnership, as well as the Simons' 50% general partnership interest which the Operating Partnership acquired for nominal consideration. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Operating Partnership, in exchange for Units. As a result of these transactions, the Operating Partnership owns 100% of North East Mall and accounts for it using the consolidated method of accounting.

          MILLS DEVELOPMENTS. On December 29, 1995, the Operating Partnership entered into arrangements with The Mills Corporation to develop value-oriented super-regional malls in Ontario (Los Angeles), California; Grapevine (Dallas/Fort Worth), Texas; and Tempe (Phoenix), Arizona. Ontario Mills, a 25%-owned, 1.3 million square foot super-regional mall, opened on November 14, 1996, in Ontario, California. The Operating Partnership financed its $15,000 equity commitment for this project in 1996. Grapevine Mills, a 37.5%-owned, 1.5 million square foot development project, broke ground on July 10, 1996, and is expected to open in October 1997. The Operating Partnership has a $14,000 equity commitment on this $211,000 development project. Arizona Mills, a 25%-owned, 1.2 million square foot development project, broke ground on August 1, 1996, and is expected to open in November 1997. The Operating Partnership has a $13,500 equity investment in this $183,000 development project. These projects are being accounted for using the equity method of accounting.

          JOINT VENTURE PROPERTY OPENINGS. The Operating Partnership opened three new Joint Venture Properties during 1996. Ontario Mills, described above, opened on November 14, 1996. Indian River Mall opened on November 15, 1996, in Vero Beach, Florida. The Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 750,000 square foot regional mall. The Tower Shops in Las Vegas, Nevada, also opened in November 1996. The Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 60,000 square foot specialty retail center. Each of these properties is being accounted for using the equity method of accounting.

          The Operating Partnership also opened three new regional malls during 1995. Circle Centre opened on September 8, 1995, in Indianapolis, Indiana. The Operating Partnership has a 14.7% ownership interest in this approximately 800,000 square foot regional mall. Seminole Towne Center opened on September 22, 1995, in Sanford, Florida. The Operating Partnership has a 45.0% ownership interest in this approximately 1.1 million square foot regional mall. Lakeline Mall opened on October 18, 1995, in Austin, Texas. The Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 1.1 million square foot regional mall. Each of these regional malls is being accounted for using the equity method of accounting.


               PRO FORMA

          The following unaudited pro forma summary financial information combines the consolidated results of operations of the Operating Partnership as if the Merger had occurred as of January 1, 1995, and was carried forward through December 31, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated at January 1, 1995, nor does it purport to represent the future financial position and results of operations for future periods.


                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------

                                                  1996               1995
                                            ----------------   ----------------

Revenue                                     $        956,407   $        889,714
                                            ================   ================
Net income available for unitholders                 155,007            164,534
     General Partner                                  95,128             99,708
                                            ================   ================
     Limited Partners                                 59,879             64,826
                                            ================   ================
Net income per Unit                         $           0.99   $           1.07
                                            ================   ================
Weighted average number of Units                 157,073,785        153,763,446
                                            ================   ================



4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INVESTMENT PROPERTIES

          Investment properties are recorded at the lower of cost (predecessor cost for Properties acquired from the Simons) or net realizable value. Net realizable value of investment Properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable. Impairment of investment properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements. Investment properties include costs of acquisition, development, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead.

          Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life of 10 to 45 years, resulting in an average composite life of approximately 30 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

          Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.


                  CAPITALIZED INTEREST

          Interest is capitalized on projects during periods of construction. Interest capitalized by the Operating Partnership during 1996, 1995 and 1994 was $5,831, $1,515 and $1,586, respectively.


                  DEFERRED COSTS

          Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs consist of the following:


                                                     DECEMBER 31,
                                         ------------------------------------

                                              1996                 1995
                                         ---------------      ---------------


Deferred financing costs                       $  64,931            $  68,042

Leasing costs and other                           97,380               88,094
                                         ---------------      ---------------

                                                 162,311              156,136
Less-accumulated amortization                     70,386               74,738
                                         ---------------      ---------------

       Deferred costs, net                     $  91,925            $  81,398
                                         ===============      ===============

          Included in interest expense in the accompanying Consolidated Statements of Operations is amortization of deferred financing costs of $8,434, $8,523 and $7,251 for 1996, 1995 and 1994, respectively.

                  REVENUE RECOGNITION

          The Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Overage rents are recognized when earned.

          Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

                  ALLOWANCE FOR CREDIT LOSSES

          A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1996, 1995 and 1994 was as follows:

                             Balance at         Provision           Accounts           Balance at
                             Beginning          for Credit           Written             End of
        Year Ended            of Year             Losses               Off                Year
                           -------------      ---------------     -------------      --------------

December 31, l996           $ 4,259            $ 3,460             $ (1,027)          $ 6,692
                           =============      ===============     =============      ==============

December 31, l995           $ 2,943            $ 2,858             $ (1,542)          $ 4,259
                           =============      ===============     =============      ==============

December 31, l994           $       -          $ 3,417             $   (474)          $ 2,943
                           =============      ===============     =============      ==============


                  INCOME TAXES


          As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

          Taxable income of the Operating Partnership for the years ended December 31, 1996 and 1995, is estimated to be $124,616 and was $100,915 and $44,683 for the years ended December 31, 1995 and 1994, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the Operating Partnership.

                  PER UNIT DATA

          The net income per unit is based on the weighted average number of units outstanding during the period. The weighted average number of units used in the computation for 1996, 1995 and 1994 was 120,181,895; 92,666,469; and
84,509,597 , respectively. Units held by limited partners in SDG, LP may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances (see Note 10). The outstanding stock options, the Units which are exchangeable for common stock of the Company and the preferred units, which can be converted into Units, have not been considered in the computations of per unit data as they did not have a dilutive effect.

          The Operating Partnership declared distributions in 1996 aggregating $1.63 per share. This includes a $0.1515 distribution on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments. The current annual distribution rate is $1.97 per unit. The following is a summary of distributions per unit declared in 1996 and 1995, which represented a return of capital measured using generally accepted accounting principles:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------


Distributions per Unit                                       1996                      1995

-----------------------------------------------      --------------------      ---------------------
From book net income                                              $  0.99                      $1.04
Representing return of capital                                       0.64                       0.93
                                                     --------------------      ---------------------

        Total distributions                                       $  1.63                      $1.97
                                                     ====================      =====================

          On a federal income tax basis, 64% of the 1996 distributions and 25% of the 1995 distributions represented return of capital.

                  STATEMENTS OF CASH FLOWS

          For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $6,110 as of December 31, 1996. Cash is restricted primarily for renovations, redevelopment and other activities of the 17 properties which collateralize commercial pass-through certificates (defined in Note 8). There were no restrictions on cash and cash equivalents in 1995.

          Cash paid for interest, net of any amounts capitalized, during 1996, 1995 and 1994 were $197,796, $142,345 and $140,106 respectively. The 1994 amount includes a $27,184 nonrecurring interest charge.

                  NONCASH TRANSACTIONS


          In connection with the Employee Plan of the Company (see Note 11), on March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was reserved for 50 executives, subject to the performance standards and other terms of the plan. During 1996 and 1995, 200,030 and 144,196 shares of common stock were granted, respectively, under the Stock Incentive Program. The value of these shares is being amortized pro-rata over the respective four-year vesting period. Approximately $2,084 and $918 were amortized in 1996 and 1995, respectively, relating to this program. Effective October 4, 1996, the Operating Partnership reflected North East Mall using the consolidated method of accounting. See Note 3 for certain other noncash transactions.

          Accrued and unpaid distributions as of December 31, 1996 and 1995, were $0 and $47,104, respectively. Accrued and unpaid distributions at December 31, 1995, included $1,490 related to the Series A convertible preferred units .


                  RECLASSIFICATIONS

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

5.  INVESTMENT PROPERTIES

          Investment properties consist of the following:

                                                               DECEMBER 31,
                                                  --------------------------------------

                                                        1996                     1995
                                                  -----------------      -----------------


Land                                                  $   1,003,221          $     283,722
Buildings and improvements                                4,270,244              1,860,203

                                                  -----------------      -----------------

     Total land, buildings and improvements               5,273,465              2,143,925

Furniture, fixtures and equipment                            27,556                 18,236
                                                  -----------------      -----------------

     Investment properties at cost                        5,301,021              2,162,161
Less--accumulated depreciation                              279,072                152,817
                                                  -----------------      -----------------

     Investment properties at cost, net                $  5,021,949           $  2,009,344
                                                  =================      =================




          Building and improvements include $86,461 and $40,676 of construction in progress at December 31, 1996 and 1995, respectively.

6.  INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES

          As of December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $232,927. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for 1996 was $5,127.

          Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.


                                                                                       DECEMBER 31,
                                                                          -------------------------------------

BALANCE SHEETS                                                                  1996                 1995
                                                                          ----------------      ----------------
ASSETS:
  Investment properties at cost, net                                           $ 1,887,555           $ 1,156,066
  Cash and cash equivalents                                                         61,267                52,624
  Tenant receivables                                                                58,548                35,306
  Other assets                                                                      69,365                32,626
                                                                          ----------------      ----------------
          Total assets                                                         $ 2,076,735           $ 1,276,622
                                                                          ================      ================

LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable                                            $ 1,121,804           $   410,652
  Accounts payable, accrued expenses and other liabilities                         213,394               127,322
                                                                          ----------------      ----------------
          Total liabilities                                                      1,335,198               537,974
  Partners' equity                                                                 741,537               738,648
                                                                          ----------------      ----------------
          Total liabilities and partners' equity                               $ 2,076,735           $ 1,276,622
                                                                          ================      ================

THE OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                                                $    602,084          $    290,802
                                                                          ================      ================
  Partners' equity                                                            $    144,376         $      63,212
  Add: Excess Investment                                                           232,927                    --
                                                                          ----------------      ----------------
  Operating Partnership's net Investment in joint ventures                    $    377,303         $      63,212
                                                                          ================      ================

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------

STATEMENTS OF OPERATIONS                            1996               1995                1994
                                               --------------      -------------      --------------
Revenue:
  Minimum rent                                     $  144,166          $   83,905         $   92,380
  Overage rent                                          7,872               2,754              3,655
  Tenant reimbursements                                73,492              39,500             45,440
  Other income                                         11,178              13,980             10,131
                                               --------------      --------------      -------------
          Total revenue                               236,708             140,139            151,606



OPERATING EXPENSES:
  Operating expenses and other                         88,678              46,466             55,949
  Depreciation and amortization                        50,328              26,409             26,409
                                               --------------      --------------      -------------
          Total operating expenses                    139,006              72,875             82,358
                                               --------------      --------------      -------------



OPERATING INCOME                                       97,702              67,264             69,248
INTEREST EXPENSE                                       48,918              28,685             38,124
EXTRAORDINARY ITEMS                                   (1,314)             (2,687)                 --
                                               --------------      --------------      -------------
NET INCOME                                             47,470              35,892             31,124
THIRD-PARTY INVESTORS' SHARE OF NET INCOME             38,283              30,752             30,090
                                               --------------      --------------      -------------
THE OPERATING PARTNERSHIP'S SHARE
 OF NET INCOME                                    $     9,187          $    5,140         $    1,034
AMORTIZATION OF EXCESS INVESTMENT                       5,127                  --                 --
                                               --------------      --------------      -------------
INCOME FROM UNCONSOLIDATED ENTITIES               $     4,060          $    5,140         $    1,034
                                               ==============      ==============      =============

          The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences. The Operating Partnership receives substantially all of the economic benefit of Biltmore Square, Chesapeake Square, Northfield Square and Port Charlotte Town Center, resulting from advances made to these joint ventures.

7.  INVESTMENT IN MANAGEMENT COMPANY


          The Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin, Herbert and David Simon. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 Minority Interest and Joint Venture Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Because the Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.


          In connection with the Merger, the Management Company purchased 95% of the voting stock (665 shares of common stock) of DeBartolo Property Management, Inc. ("DPMI"), a DRC management company, for $2,500 in cash. DPMI provides architectural, design, construction and other services primarily to the Properties. During 1996, DPMI formed a captive insurance company, which provided property damage and general liability insurance for certain Properties in 1996. The Operating Partnership paid a total of $2,383 to this wholly-owned subsidiary of the Management Company for insurance coverage during 1996. The Management Company accounts for both DPMI and the captive insurance company using the consolidated method of accounting.


          During 1995, the Operating Partnership advanced a net of $27,500 to the Management Company, which bears interest at 11%. The proceeds were used to acquire a $27,500 mortgage note due from The Source, in which the Operating Partnership has a noncontrolling 50% interest. In July 1996, the joint venture which owns The Source closed on a $120,000 construction loan and retired the mortgage note. The Management Company in turn repaid the Operating Partnership the $27,500 advanced in 1995. The Management Company also liquidated in 1995 its interest in a partnership investment which held a 9.8-acre parcel of land in Rosemont, Illinois. The sale of that parcel resulted in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land in Washington, D.C., for which the Management Company held a mortgage, was sold in December 1995. The Management Company forwarded $11,000 of the net proceeds from this sale to the Operating Partnership in January 1996 to reduce its outstanding loan balance. The Management Company recorded a loss in connection with this transaction of $3,949.


          Management, development and leasing fees charged to the Operating Partnership relating to the Minority Interest Properties were $6,916, $5,353 and $2,352 for the years ended December 31, 1996, 1995 and 1994, respectively. Architectural, contracting and engineering fees charged to the Operating Partnership for 1996 were $21,650. Fees for services provided by the Management Company to MSA were $4,000, $4,572 and $7,239 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in cost-sharing income and other in the Management Company's Statements of Operations.

          At December 31, 1996 and 1995, total notes receivable and advances due from the Management Company and consolidated affiliates were $75,452 and $102,522, respectively. The 1996 amount includes $11,474 due from DPMI. Unpaid interest income receivable from the Management Company at December 31, 1996 and 1995, was $0 and $84, respectively. All preferred dividends due from the Management Company were paid by December 31, 1996 and 1995. These interest and preferred dividend receivables are reflected in tenant receivables and accrued revenue in the accompanying Consolidated Balance Sheets.

          Summarized consolidated financial information of the Management Company, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of income (loss) from the Management Company follows.


                                                                                             DECEMBER 31,
                                                                                   ---------------------------------

BALANCE SHEETS                                                                         1996                 1995
                                                                                  ---------------      ---------------
ASSETS:
  Current assets                                                                      $    69,708          $    40,964
  Undeveloped land and mortgage notes                                                      16,177               45,769
  Other assets                                                                             24,378               13,813

          Total assets                                                                    110,263          $   100,546
                                                                                  ===============      ===============

LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Current liabilities                                                                 $    46,690          $    18,435
  Notes payable and advances due to the Operating Partnership at 11%, due 2008             75,452              102,522
                                                                                  ---------------      ---------------

          Total liabilities                                                               122,142              120,957
  Shareholders' deficit                                                                  (11,879)             (20,411)
                                                                                  ---------------      ---------------

          Total liabilities and shareholders' deficit                                 $   110,263          $   100,546
                                                                                  ===============      ===============

THE OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                                                        $    96,316          $    80,437
                                                                                  ===============      ===============
  Shareholders' deficit                                                               $  (13,567)          $  (20,612)
                                                                                  ===============      ===============

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------

STATEMENTS OF OPERATIONS                                      1996                 1995                 1994
                                                         ---------------      ---------------      ---------------

REVENUE:
  Management fees                                              $  20,529            $  20,106            $  18,587
  Architectural, contracting and engineering fees                 35,546                   --                   --
  Development and leasing fees                                    10,611               15,451                9,683
  Cost-sharing income and other                                   11,979                7,561               10,077
                                                         ---------------      ---------------      ---------------
          Total revenue                                           78,665               43,118               38,347



EXPENSES:
  Operating expenses and costs of construction                    60,508               31,163               27,944
  Depreciation                                                     2,852                2,275                1,406
  Interest                                                         6,232                7,694                8,623
                                                         ---------------      ---------------      ---------------
          Total expenses                                          69,592               41,132               37,973


                                                         ---------------      ---------------      ---------------

OPERATING INCOME                                                   9,073                1,986                  374
LOSS ON DISPOSITION OF ASSETS                                         --              (4,907)                   --
                                                         ---------------      ---------------      ---------------
NET INCOME (LOSS)                                                  9,073              (2,921)                  374
PREFERRED DIVIDENDS                                                1,400                1,400                1,400
                                                         ---------------      ---------------      ---------------
NET INCOME (LOSS) AVAILABLE FOR
  COMMON SHAREHOLDERS                                          $   7,673           $  (4,321)           $  (1,026)
                                                         ===============      ===============      ===============
THE OPERATING PARTNERSHIP'S SHARE
  OF NET INCOME (LOSS)                                         $   7,025           $  (3,737)           $  (1,101)
INTERCOMPANY PROFIT ELIMINATION                                    1,540                   --                   --
                                                         ---------------      ---------------      ---------------
THE OPERATING PARTNERSHIP'S SHARE
  OF NET INCOME (LOSS)                                         $   5,485           $  (3,737)           $  (1,101)
                                                         ===============      ===============      ===============

          The Operating Partnership manages all Wholly-Owned Properties and substantially all of the Minority Interest and Joint Venture Properties that were owned by DRC prior to the Merger, and, accordingly, it reimburses the Administrative Services Partnership ("ASP"), a subsidiary of the Management Company, for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees (other than direct field personnel) are employed by ASP, which is owned 1% by the Operating Partnership and 99% by the Management Company. The Management Company's Statements of Operations report costs net of amounts reimbursed by the Operating Partnership. Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Operating Partnership's share of allocated common costs was $29,262, $21,874 and $15,619 for 1996, 1995 and 1994,
respectively.

          Amounts payable by the Operating Partnership under the cost-sharing arrangement and management contracts were $3,288 and $1,175 at December 31, 1996 and 1995, respectively, and are reflected in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

8.  INDEBTEDNESS

          Mortgages and other notes payable consist of the following:


                                                                                   DECEMBER 31,
                                                                     ---------------------------------------

                                                                           1996                   1995
                                                                     -----------------      ----------------
   FIXED-RATE DEBT
   Mortgages and other notes payable, net                                 $  2,076,428           $  1,232,360

   Commercial mortgage pass-through certificates, net                          377,650                     --

   6 7/8% unsecured notes, net of $839 discount                                249,161                     --

   6 3/4% putable asset trust securities,
      including $1,472 premium                                                 101,472                     --


                                                                     -----------------      ----------------

              Total fixed-rate Debt                                          2,804,711              1,232,360

   VARIABLE-RATE DEBT

   Mortgages and other notes payable, net                                 $    561,985           $    530,000

   Credit facility                                                             230,000                196,000

   Commercial mortgage pass-through certificates, net                           85,288                     --

   Construction loan                                                                --                 22,399
                                                                     -----------------      ----------------
              Total variable-rate debt                                         877,273               748,399

                                                                     -----------------      ----------------
         Total mortgages and other notes payable                           $ 3,681,984           $ 1,980,759
                                                                     =================      ================

                  FIXED-RATE DEBT

              MORTGAGE LOANS & OTHER NOTES. The fixed-rate mortgage loans and other notes bear interest ranging from 5.81% to 10.00% (weighted average of 7.68%), require monthly payments of principal and/or interest and have various due dates through 2026 (average maturity of 6.7 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse but have partial guarantees by affiliates of approximately $506,406. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of Properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain of the Properties are subject to a provision in which the lender participates in a percentage of gross revenues above a specified base or after deduction of debt service and various expenses. Contingent interest incurred under these arrangements was $1,645, $1,929 and $1,527 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

          The Operating Partnership is currently in default on a loan where the Property's cash flow is insufficient to service the $40,700 loan (of which $6,600 is guaranteed and $34,100 is nonrecourse). The Property and its related debt were assumed during the Merger. The Operating Partnership is continuing negotiations with the lender.

                   COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES

          DeBartolo Capital Partnership ("DCP"), a Delaware general partnership whose interest is owned 100% by affiliated entities, holds commercial mortgage pass-through certificates in the face amount of $453,546 at December 31, 1996. The commercial mortgage pass-through certificates bear interest at fixed-rates from 7.59% to 9.24% (weighted average 8.12%) and are due in April 2001. The variable-rate certificates bear interest at LIBOR, subject to an interest rate swap agreement plus 56 basis points (5.31% at December 31, 1996), and are due in April 2001. The debt is secured by assets of 17 of the Wholly-Owned Properties, and the debt's commercial mortgage pass-through certificate covenants require DCP to fund into escrow reserves for renovations, repairs and maintenance and tenant allowances, and to maintain minimum debt service coverage ratios (as defined) and other restrictive covenants. DCP has obtained an extension to the cure period for a default related to one of the Properties. The default provisions relate solely to one individual Property and not to the remaining Properties in the Securitized Debt Financing pool. Management intends to complete the required changes within the extended cure period, which is expected to be extended to December 1998.

          6 7/8% UNSECURED NOTES. The nonconvertible investment-grade unsecured debt securities (the "Notes") were issued on November 21, 1996. The Notes pay interest semiannually, mature in 2006, are guaranteed by SDG, LP and SPG, LP, and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The Notes were issued under the Operating Partnership's $750,000 shelf registration which became effective in November 1996, of which $500,000 remains available.

          6 3/4% PUTABLE ASSET TRUST SECURITIES (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. The notes, pursuant to Rule 144A under the Securities Act of 1933, are guaranteed by SPG, LP and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

          $500,000 SHELF REGISTRATION. SPG, LP has a $500,000 debt shelf registration which became effective in December 1995. At December 31, 1996, no securities have been issued under this registration statement.


                   VARIABLE-RATE DEBT

          MORTGAGES AND OTHER NOTES. The variable-rate mortgage loans and other notes bear interest ranging from 5.31% to 7.59% (weighted average of 6.30% at December 31, 1996) and are due at various dates through 2002 (average maturity of 2.6 years). Certain of the Properties are subject to the collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

          CREDIT FACILITY. On September 27, 1996, the Operating Partnership obtained a $750,000 three-year unsecured facility (the "Credit Facility") which has a one-year extension available at the option of the Operating Partnership. The Credit Facility bears interest at LIBOR plus 90 basis points and is guaranteed by the Operating Partnership. The maximum and average amounts outstanding during 1996 under the Credit Facility were $438,000 and $292,350, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1996, the Credit Facility had an interest rate of 6.43%, with $510,000 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a market capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

          On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four Properties. The transaction consisted of the payoff of one loan totaling $43,375, the buyout of the contingent interest feature on all four loans for $21,000 and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

                   DEBT MATURITY AND OTHER

          As of December 31, 1996, scheduled principal repayments on indebtedness were as follows:


   1997                                               $       49,829
   1998                                                      367,699
   1999                                                      476,255
   2000                                                      395,147
   2001                                                      659,950
   Thereafter                                              1,720,645
                                                      --------------

   Total principal maturities                              3,669,525
   Net unamortized debt premiums                              12,459
                                                      --------------
   Total mortgages and other notes payable            $    3,681,984
                                                      ==============

          Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

          The unconsolidated partnerships and joint ventures have $1,121,804 and $410,652 of mortgages and other notes payable at December 31, 1996 and 1995, respectively. The Operating Partnership's share of this debt was $448,218 and $167,644 at December 31, 1996 and 1995, respectively. This debt becomes due in installments over various terms extending to January 1, 2006, with interest rates ranging from 5.72% to 9.52% (weighted average rate of 7.24% at December 31, 1996). The debt matures $15,224 in 1997, $177,168 in 1998, $261,980 in 1999,
$79,446 in 2000, $66,683 in 2001 and $521,303 thereafter.

          Net extraordinary losses of $3,521, $3,285 and $17,980 for the years ended December 31, 1996, 1995 and 1994, respectively, were incurred, resulting from the early extinguishment or refinancing of debt.

                   INTEREST RATE PROTECTION AGREEMENTS

          The Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $394,079 principal amount of debt and cap LIBOR at rates ranging from 5.0% to 8.7% through the related debt's maturity. Swap arrangements, which effectively fix the Operating Partnership's interest rate on the respective borrowings, have been entered into for $217,682 principal amount of debt, with various maturities through March 2001. Costs of the caps ($7,792) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $3,343 as of December 31, 1996. The Operating Partnership's hedging activity as a result of interest swaps and caps resulted in interest savings of $2,165 and $3,528 for the years ended December 31, 1996 and 1995, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rate.

                   FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107 requires disclosure about fair value for all financial instruments. The carrying value of variable-rate mortgages and other loans and interest rate protection agreements represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $3,000,000 and $1,375,000 at December 31, 1996 and 1995, respectively. The fair value of the interest rate protection agreements at December 31, 1996 and 1995, was $5,616 and $3,900, respectively. At December 31, 1996 and 1995, the estimated discount rates were 7.25% and 7.00%, respectively.

9.  RENTALS UNDER OPERATING LEASES

          The Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1996, are as follows:



            1997                           $      475,751
            1998                                  440,017
            1999                                  398,641
            2000                                  351,520
            2001                                  303,979
            Thereafter                          1,190,176
                                           ---------------
                                           $    3,160,084
                                           ===============


          Approximately 2.3% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the Operating Partnership.




10.                PARTNERS' EQUITY

          On October 27, 1995, the Company completed a $100,000 private placement of 4,000,000 shares of Series A preferred stock. Dividends on the preferred stock are paid quarterly at the greater of 8.125% per annum or the dividend rate payable under the underlying common stock. The holders of the preferred stock have the right to convert the preferred stock into common stock after two years at an initial conversion ratio equal to 0.9524. The Company may redeem the preferred stock after five years upon payment of premiums that decline to $25.00 per share over the following seven years. The holders of the preferred stock are entitled to vote on all matters submitted to a vote of holders of common stock, based on the number of shares of common stock into which the preferred stock can be converted. The Company contributed the proceeds to the Operating Partnership in exchange for Preferred Units. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

          On December 21, 1995, a limited partner in the Operating Partnership exchanged 121,348 Units for 121,348 shares of common stock.

          On September 27, 1996, the Company completed a $200,000 public offering (the "Preferred Offering") of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to the Operating Partnership in exchange for Preferred Units. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

                   EXCHANGE RIGHTS

          The former limited partners in the SPG, LP Partnership had the right at any time after December 1994 to exchange all or any portion of their Units for shares of common stock of the Company on a one-for-one basis or cash, as selected by the Company's Board of Directors. If the Company selects to use cash, the Company could cause SPG, LP to redeem the units. The amount of cash to be paid if the exchange right was exercised and the cash option was selected would have been based on the trading price of the Company's common stock at that time. In the periods when the Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' equity interest was excluded from partners' equity and was reflected in the consolidated balance sheet at redemption value.

          In connection with the merger, the Simon Operating Partnership agreement was amended eliminating the exchange right provision. However, the limited partners' in the SPG, LP exchanged their interest for limited partnership units in SDG, LP. SDG, LP extended rights to its limited partners' similar to the rights previously held by the limited partners of the SPG, LP. However, on November 13, 1996, an agreement was reached between the Company and SDG, LP which restricts the Company's ability to cause SDG, LP to redeem for cash the limited partners' units without contributing cash to SDG, LP as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, the Company will be deemed to have elected to acquire the limited partners' units for shares of the Company's common stock. As a result of these arrangements, the limited partners' equity interest in the Operating Partnership has been included as partners' equity at historical carrying value. Previous adjustments to exclude limited partners' equity interest from partners' equity have been reversed.

          The Operating Partnership has the right to issue Units and Preferred Units under certain circumstances. As of December 31, 1996, the Company has reserved 60,974,050 shares of common stock for issuance upon the exchange of Units.

11. STOCK OPTION PLANS

          The Company and the Operating Partnership adopted an Employee Stock Plan (the "Employee Plan"). The Company also adopted a Director Stock Option Plan (the "Director Plan" and, together with the Employee Plan, the "Stock Option Plans") for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 4,595,000 shares of common stock under the Employee Plan and 100,000 shares of common stock under the Director Plan. If stock options granted in connection with the Stock Option Plans are exercised at any time or from time to time, the partnership agreement requires the Company to sell to the Operating Partnership, at fair market value, shares of the Company's common stock sufficient to satisfy the exercised stock options. The Company also is obligated to purchase Units for cash in an amount equal to the fair market value of such shares.

                  EMPLOYEE PLAN

          The Employee Plan is currently administered by the Company's Compensation Committee (the "Committee"). During the ten-year period following the adoption of the Employee Plan, the Committee may, subject to the terms of the Employee Plan and in certain instances subject to board approval, grant to key employees (including officers and directors who are employees) of the Operating Partnership or its "affiliates" (as defined in the Employee Plan) the following types of awards: stock options (including options with a reload feature), stock appreciation rights, performance units and shares of restricted or unrestricted common stock. Awards granted under the Employee Plan become exercisable over the period determined by the Committee. The exercise price of an option may not be less than the fair market value of the shares of the common stock on the date of grant. The options vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The options expire ten years from the date of grant.

                  DIRECTOR PLAN

          Directors of the Company who are not also employees of the Company or its "affiliates" (as defined in the Director Plan) participate in the Director Plan. Under the Director Plan, each eligible director is automatically granted options ("Director Options") to purchase 5,000 shares of common stock upon the director's initial election to the Board of Directors and 3,000 shares of common stock upon each reelection of the director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Company's common stock on the date of grant. Director Options become exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Company occurs and will remain exercisable through the tenth anniversary of the date of grant (the "Expiration Date"). Prior to their Expiration Dates, Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

          SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements. The impact on pro forma net income and earnings per share as a result of applying the intrinsic value method was not material.

          Information relating to the Stock Option Plans from January 1, 1994 through December 31, 1996 is as follows:

                                                               DIRECTOR PLAN                      EMPLOYEE PLAN
                                                      -------------------------------    --------------------------------

                                                                         OPTION PRICE                       OPTION PRICE
                                                         OPTIONS          PER SHARE           OPTIONS        PER SHARE
                                                      --------------   ---------------   ---------------  ---------------
SHARES UNDER OPTION AT JANUARY 1, 1994                        25,000          $  22.25           735,000         $  22.25

GRANTED                                                       15,000             27.00         1,363,272    23.44 - 25.25

EXERCISED                                                          -                 -                 -                -

FORFEITED                                                          -                 -          (28,125)            23.44
                                                      --------------   ---------------   ---------------  ---------------

SHARES UNDER OPTION AT DECEMBER 31, 1994                      40,000    22.25 - 27.00          2,070,147    22.25 - 25.25

GRANTED                                                       15,000         24.94 (1)                 -                -

EXERCISED                                                          -                 -           (6,876)            23.44

FORFEITED                                                          -                 -          (49,137)    23.44 - 25.25

SHARES UNDER OPTION AT DECEMBER 31, 1995                      55,000   $22.25 - 27.00          2,014,134   $22.25 - 25.25

GRANTED                                                       40,000         24.37 (1)                 -                -

EXERCISED                                                    (5,000)             24.75         (367,151)    24.88 - 30.75

FORFEITED                                                          -                 -          (24,000)    23.44 - 25.25

SHARES UNDER OPTION AT DECEMBER 31, 1996                      90,000   $22.25 - 27.38          1,622,983   $22.25 - 25.25
                                                      ==============   ===============   ===============  ===============

OPTIONS EXERCISABLE AT DECEMBER 31, 1996                      50,000     $24.59 (1)            1,496,117    $22.97 (1)
                                                      ==============   ===============   ===============  ===============

SHARES AVAILABLE FOR GRANT AT DECEMBER 31, 1996                5,000                           1,597,990
                                                      ==============                     ===============

         (1) Represents the average price.

                  STOCK INCENTIVE PROGRAMS

Two stock incentive programs are currently in effect.

         In October 1994, under the Employee Plan of the Company and the Operating Partnership, the Company's Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which restricted stock award shares have been granted to certain employees at no cost. The outstanding restricted stock award shares vest in four installments of 25% each on January 1 of each year following the year in which the restricted shares are awarded. The cost of restricted stock awards, based on the stock's fair market value at the determination dates, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

         In March 1995, an aggregate of 1,000,000 shares of restricted stock was allocated to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program. During 1996 and 1995, 200,030 and 144,196 shares of common stock, respectively, were granted under the Stock Incentive Program. Approximately $2,084 and $918 relating to this program were amortized in 1996 and 1995, respectively.

         Under the terms of the second stock incentive plan, which was originated by DRC prior to the Merger (the "DRC Plan"), 2,108,000 shares of common stock are available for grant, subject to certain performance standards and other terms of the plan. A total of 1,865,240 shares of common stock have been approved by the Compensation Committee of the Board of Directors. The DRC Plan was recently amended so that its terms and conditions are substantially the same as those of the Stock Incentive Program.

12.  EMPLOYEE BENEFIT PLANS


          The Operating Partnership and affiliated entities currently maintain two tax-qualified retirement 401(k) savings plans. The second plan is in place as a result of the Merger. The two plans will be merged into one plan effective in 1997. Under the plans, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and one plan provides annual contributions of 3% of eligible employees' compensation. The Operating Partnership contributed $2,350, $1,716 and $1,628 to the plans in 1996, 1995 and 1994, respectively.


          Except for the 401(k) plans, the Operating Partnership offers no other postretirement or postemployment benefits to its employees.

13.  COMMITMENTS AND CONTINGENCIES

                  LITIGATION

          CARLO ANGOSTINELLI ET AL. V. DEBARTOLO REALTY CORP. ET AL. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The
                ---------------------------------------------------------
named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

          The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

          ROEL VENTO ET AL. V. TOM TAYLOR ET AL. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al. v. Tom Taylor et al., in
                                   -------------------------------------
the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall, in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company.


          The Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Operating Partnership 's financial position or results of operations.


                  FINANCING COMMITMENTS

          The Operating Partnership has agreed to equity funding commitments of $14,000 and $31,103 relating to the construction of Grapevine Mills and The Source , respectively. The Operating Partnership had satisfied $24,241 of its commitment on The Source at December 31, 1996.


                  LEASE COMMITMENTS

                  As of December 31, 1996, a total of 29 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2087. These ground leases generally require payments by the Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the Operating Partnership for the years ended December 31, 1996, 1995 and 1994, was $8,506, $6,700 and $5,808, respectively.

          Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:


         1997                           $      6,153
         1998                                  6,146
         1999                                  6,152
         2000                                  6,162
         2001                                  6,057
         Thereafter                          364,756
                                    ----------------

                                          $  395,426
                                    ================

                  ENVIRONMENTAL MATTERS


          Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Operating Partnership's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.


                  OTHER

          The Operating Partnership's partner in Rolling Oaks Mall has the right to transfer its ownership interest to the Operating Partnership in exchange for Units based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002. Rolling Oaks Mall is a Joint Venture Property accounted for using the equity method of accounting.


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)


Summarized quarterly 1996 and 1995 data is as follows:

                                           First              Second             Third              Fourth
                                          Quarter            Quarter            Quarter            Quarter             Total

                                       --------------     --------------     --------------     --------------     --------------
             1996
---------------------------------
Total revenue                             $  139,444         $  143,761         $  202,436         $  262,063         $  747,704
Operating income                              61,073             63,051             82,715            124,673            331,512

Income before extraordinary
 items                                        21,271             21,934             20,296             51,426            114,927

Net income available to
 unitholders                                  21,536             21,937             24,085             50,890            118,448
Net income before extraordinary
 items per unit                                 0.23               0.23               0.20               0.33               1.02

Net income per unit                       $     0.23         $     0.23         $     0.18         $     0.32         $     0.99



             1995
---------------------------------
Total revenue                             $  129,490         $  130,765         $  138,042         $  155,360         $  553,657
Operating income                              58,865             58,115             64,191             69,965            251,136

Income before extraordinary
 items                                        22,207             23,528             26,946             27,334            100,015

Net income available to
 unitholders                                  22,207             23,280              24,310            26,933             96,730
Net income before extraordinary
 items per unit                                 0.26               0.25               0.28               0.29               1.08

Net income per unit                    $        0.26      $        0.25      $        0.25      $        0.28      $        1.04



          Primarily due to the cyclical nature of earnings available for units and the issuance of 37,873,965 additional units in connection with the Merger, the sum of the quarterly earnings per unit in 1996 varies from the annual earnings per unit .

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon DeBartolo Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON PROPERTY GROUP, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




                                           ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 18, 1997

BALANCE SHEETS
SIMON PROPERTY GROUP, L.P. CONSOLIDATED

(Dollars in thousands, except per unit amounts)

                                                                                               December 31,
                                                                                        -------------------------
                                                                                           1996           1995
                                                                                        -----------   -----------
ASSETS:
          Investment properties, at cost                                                $ 2,467,779   $ 2,162,161
            Less-- accumulated depreciation                                                 238,167       152,817
                                                                                        -----------   -----------
                                                                                          2,229,612     2,009,344
          Cash and cash equivalents                                                          50,009        62,721
          Tenant receivables and accrued revenue, net                                       136,496       144,400
          Notes receivable from Management Company                                           63,978       102,522
          Investment in partnerships and joint ventures, at equity                          139,711       117,332
          Deferred costs, net                                                                84,295        81,398
          Other assets                                                                       45,370        30,985
          Minority interest                                                                   9,712         7,734
                                                                                        -----------   -----------
                                                                                        ===========   ===========
                   Total assets                                                         $ 2,759,183   $ 2,556,436
                                                                                        ===========   ===========

LIABILITIES:
          Mortgages and other notes payable                                             $ 2,042,254   $ 1,980,759
          Advances from Simon DeBartolo Group, L.P.                                         259,382          --
          Accounts payable and accrued expenses                                             113,027       113,131
          Accrued distributions                                                                --          48,594
          Cash distributions and losses in partnerships and joint ventures, at equity        17,106        54,120
          Investment in Management Company and affiliates                                    18,519        20,612
          Minority interest                                                                  12,128          --
          Other liabilities                                                                  42,139        19,582
                                                                                        -----------   -----------
                   Total liabilities                                                      2,504,555     2,236,798
                                                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

LIMITED PARTNERS' EQUITY INTEREST, 0 and 37,282,628 units outstanding,
  respectively, at redemption value (Note 10)                                                  --         908,764

PARTNERS' EQUITY (DEFICIT) (Notes 3 and 10):

          Preferred units, 4,000,000 units authorized, issued and outstanding                99,923        99,923

          General Partner, 958,429 and 58,360,195 units outstanding, respectively             1,601       135,710

          Special Limited Partner, 95,356,834 and 0 units outstanding, respectively         158,458          --

          Adjustment to reflect Limited Partners' equity interest at redemption value          --        (822,072)

          Unamortized restricted stock award                                                 (5,354)        2,687
                                                                                        -----------   -----------
                   Total partners' equity (deficit)                                         254,628      (589,126)
                                                                                        -----------   -----------
                                                                                        ===========   ===========
                   Total liabilities and partners' equity (deficit)                     $ 2,759,183   $ 2,556,436
                                                                                        ===========   ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF OPERATIONS
SIMON PROPERTY GROUP, L.P. CONSOLIDATED

(Dollars in thousands, except per unit amounts)

                                                                       For the Year Ended December 31,
                                                                    -------------------------------------
                                                                       1996          1995          1994
                                                                    ---------     ---------     ---------
REVENUE:
       Minimum rent                                                 $ 339,120       307,857       255,716
       Overage rent                                                    23,300        23,278        25,463
       Tenant reimbursements                                          194,507       192,994       163,588
       Other income                                                    34,977        29,528        28,809
                                                                    ---------     ---------     ---------
            Total revenue                                             591,904       553,657       473,676
                                                                    ---------     ---------     ---------

EXPENSES:
       Property operating                                             104,643        96,851        85,672
       Depreciation and amortization                                  108,435        92,739        75,945
       Real estate taxes                                               55,597        53,941        44,502
       Repairs and maintenance                                         25,361        24,614        22,940
       Advertising and promotion                                       21,119        18,888        17,000
       Provision for credit losses                                      2,991         2,858         3,417
       Other                                                           12,937        12,630         9,902
                                                                    ---------     ---------     ---------
            Total operating expenses                                  331,083       302,521       259,378
                                                                    ---------     ---------     ---------
OPERATING INCOME                                                      260,821       251,136       214,298

INTEREST EXPENSE                                                      162,485       150,224       122,980
NON-RECURRING INTEREST EXPENSE                                           --            --          27,184
                                                                    ---------     ---------     ---------
INCOME BEFORE MINORITY INTEREST                                        98,336       100,912        64,134

MINORITY INTEREST                                                      (2,748)       (2,681)       (3,759)

GAIN ON SALE OF ASSETS, NET                                                88         1,871          --
                                                                    ---------     ---------     ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES                                  95,676       100,102        60,375

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES                              5,223         1,403           (67)
                                                                    ---------     ---------     ---------

INCOME BEFORE EXTRAORDINARY ITEMS                                     100,899       101,505        60,308

EXTRAORDINARY ITEMS                                                    (3,723)       (3,285)      (17,980)
                                                                    ---------     ---------     ---------

NET INCOME                                                             97,176        98,220        42,328

PREFERRED UNIT REQUIREMENT                                              8,125         1,490          --
                                                                    ---------     ---------     ---------

NET INCOME AVAILABLE TO UNITHOLDERS                                 $  89,051     $  96,730     $  42,328
                                                                    =========     =========     =========

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
       General Partner                                              $  31,125     $  57,781     $  23,377
       Limited Partners                                                57,926        38,949        18,951
                                                                    =========     =========     =========
                                                                    $  89,051     $  96,730     $  42,328
                                                                    =========     =========     =========
EARNINGS PER UNIT:
            Income before extraordinary items                       $    0.97     $    1.08     $    0.71
            Extraordinary items                                         (0.04)        (0.04)        (0.21)
                                                                    ---------     ---------     ---------
            Net income                                              $    0.93     $    1.04     $    0.50
                                                                    =========     =========     =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  SIMON PROPERTY GROUP, L.P. CONSOLIDATED

(Dollars in thousands)



                                                                                                                         LIMITED
                                                                               SPECIAL     UNAMORTIZED       TOTAL       PARTNERS'
                                                  PREFERRED      GENERAL       LIMITED   RESTRICTED STOCK  PARTNERS'      EQUITY
                                                    UNITS        PARTNER       PARTNER        AWARD         EQUITY       INTEREST
                                                 -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1993                         $  --      ($791,820)      $   --       $   --       $(791,820)       $848,373

General Partner Contributions
     (7,462,445 units)                                            164,334                                   164,334

Adjustment to allocate net equity                                 (69,650)                                  (69,650)         69,650


Adjustment to reflect limited
 partners' equity interest at
 Redemption Value (Note 10)                                       (43,579)                                  (43,579)         43,579

Net income                                                         23,377                                    23,377          18,951

Distributions                                                     (90,275)                                  (90,275)        (71,247)

                                                    ---------  -----------  -------------  -----------  ------------  --------------
BALANCE AT DECEMBER 31, 1994                            --       (807,613)           --           --       (807,613)        909,306

General Partner Contributions
     (9,470,977 units)                                            216,545                                   216,545

Limited Partners' Contributions
     (120,000 units)                                                                                           --           (16,869)

Preferred unit contributions,
 net of issuance costs
 (4,000,000 units)                                    99,923                                                 99,923

Acquisition of Limited Partners'
 interest and other [333,462 and
 (334,522) units, respectively]                                     5,036                                     5,036            (301)

Stock incentive program (143,311 units)                             3,608                      (3,605)            3

Amortization of stock incentive                                                                   918           918

Adjustment to allocate net equity                                 (94,035)                                  (94,035)         94,035


Adjustment to reflect limited
 partners' equity interest at
 Redemption Value (Note 10)                                        42,848                                    42,848         (42,848)

Net income                                                         59,271                                    59,271          38,949

Distributions                                                    (112,022)                                 (112,022)        (73,508)

                                                    ---------  -----------  -------------  -----------  ------------  --------------
BALANCE AT DECEMBER 31, 1995                          99,923     (686,362)           --        (2,687)     (589,126)        908,764

Transfer of limited partners'
 interest to equity at
 Historical Value (Note 10)                                       822,072         86,692                    908,764        (908,764)
                                                    ---------  -----------  -------------  -----------  ------------  --------------

                                                      99,923      135,710         86,692       (2,687)      319,638            --
                                                                                                                      ==============

Unit issuances (472,410 units)                                                       275                        275

Stock incentive program (200,030 units)                             4,751                      (4,751)         --

Amortization of stock incentive                                                                 2,084         2,084

Adjustment to allocate net equity                                (102,897)       102,897                       --


Net income                                             8,125       31,125         57,926                     97,176

Distributions                                         (8,125)     (67,026)       (89,332)                  (164,483)

Other                                                                 (62)                                      (62)

                                                    ---------  -----------  -------------  -----------  ------------
BALANCE AT DECEMBER 31, 1996                         $99,923    $   1,601       $158,458     $ (5,354)    $ 254,628
                                                    =========  ===========  =============  ===========  ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF CASH FLOWS
SIMON PROPERTY GROUP, L.P. CONSOLIDATED

(Dollars in thousands)



                                                                                  For the Year Ended December 31,
                                                                         ---------------------------------------------
                                                                             1996            1995             1994
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $    97,176      $    98,220      $    42,328
       Adjustments to reconcile net income to net cash provided
         by operating activities--
            Depreciation and amortization                                    116,846          101,262           83,196
            Loss on extinguishments of debt                                    3,723            3,285           17,980
            Gain on sale of assets, net                                          (88)          (1,871)            --
            Straight-line rent                                                  (469)          (1,126)          (4,326)
            Minority interest                                                  2,748            2,681            3,759
            Equity in income of unconsolidated entities                       (5,223)          (1,403)              67
       Changes in assets and liabilities--
            Tenant receivables and accrued revenue                             7,501            5,502           (3,908)
            Deferred costs and other assets                                  (13,736)         (14,290)           1,099
            Accounts payable, accrued expenses and other liabilities          (3,537)           2,076          (12,172)
                                                                         -----------      -----------      -----------
              Net cash provided by operating activities                      204,941          194,336          128,023
                                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions                                                          (43,941)         (32,547)        (227,312)
       Capital expenditures                                                 (151,842)         (98,220)         (42,765)
       Cash from acquisitions and consolidation of joint ventures              2,033            4,346            8,924
       Proceeds from sale of assets                                              399            2,550             --
       Investments in unconsolidated entities                                (57,281)         (77,905)          (1,056)
       Distributions from unconsolidated entities                             35,754            6,214            5,842
       Investments in and advances to/(from) Management Company               38,544          (27,117)         (10,405)
                                                                         -----------      -----------      -----------
            Net cash used in investing activities                           (176,334)        (222,679)        (266,772)
                                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from public offering, net                                        (62)            --               --
       Advances from affiliate                                               259,382             --               --
       Minority interest distributions                                        (4,755)          (3,680)          (2,148)
       Partnership contributions                                                --            242,377          106,773
       Partnership distributions                                            (213,078)        (177,726)        (120,711)
       Mortgage and other note proceeds, net of transaction costs            936,051          456,520          405,430
       Mortgage and other note principal payments                         (1,018,857)        (531,566)        (256,081)
                                                                         -----------      -----------      -----------
            Net cash provided by (used in) financing activities              (41,319)         (14,075)         133,263
                                                                         -----------      -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (12,712)         (42,418)          (5,486)

CASH AND CASH EQUIVALENTS, beginning of period                                62,721          105,139          110,625

                                                                         -----------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                 $    50,009      $    62,721      $   105,139
                                                                         ===========      ===========      ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           SIMON PROPERTY GROUP, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


1.  ORGANIZATION

         Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC"), The Edward J. DeBartolo Corporation and their affiliates as the result of the Merger described in Note 3.

          As of December 31, 1996, Simon Property Group, L.P. ("SPG, LP" or the "Simon Operating Partnership") was a subsidiary partnership of Simon DeBartolo Group, L.P. ("SDG, LP"). The Simon Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1996, the Simon Operating Partnership owns or holds an interest in 124 income-producing properties, which consist of 63 regional malls, 54 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall in 30 states (the "Properties"). The Simon Operating Partnership also owns interests in two specialty retail centers and two value-oriented super-regional malls five parcels of land held for future development. The Simon Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company.

          The Simon Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Simon Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1996, 131 of the approximately 438 anchor stores in the Properties were occupied by JCPenney Company, Inc., Sears Roebuck & Co. and Dillard Department Stores, Inc. An affiliate of JCPenney Company, Inc. is a limited partner in the Simon Operating Partnership. In addition, the Chief Operating Officer of Dillard Department Stores, Inc. is a director of the Company.

2.  BASIS OF PRESENTATION

          The accompanying consolidated financial statements of the Simon Operating Partnership include the accounts of all entities owned or controlled by the Simon Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

          Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the Simon Operating Partnership ("Minority Interest Properties") have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests (" Joint Venture Properties") and the investment in the Management Company (see Note 7) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

          Effective April 1, 1994, the Simon Operating Partnership demonstrated its ability to control the operating activities of The Forum Shops at Caesars ("Forum"). Subsequent to April 1, 1994, Forum is included in the accompanying financial statements using the consolidated method of accounting. Prior to the demonstration of control, Forum was reflected in the accompanying financial statements using the equity method of accounting.

          Effective July 1, 1995, the Simon Operating Partnership relinquished its ability to solely direct certain activities related to the control of North East Mall. As a result, the Property was no longer consolidated.

          Net operating results of the Simon Operating Partnership are allocated after preferred distributions (see Note 10), based on its partners' ownership interests. The Company's direct and indirect weighted average ownership interest in the Simon Operating Partnership during 1996, 1995 and 1994 was 61.0%, 60.3% and 55.6%, respectively. At December 31, 1996 and 1995, the Company's ownership interest was 60.8% and 61.0%, respectively.

          The following schedule identifies each Property included in the accompanying consolidated financial statements and the method of accounting utilized for each Property as of December 31, 1996:

CONSOLIDATED METHOD:
--------------------

REGIONAL MALLS

ALTON SQUARE                                NORTH TOWNE SQUARE                          NORTHWOODS MALL
AMIGOLAND MALL                              HERITAGE PARK MALL                          ORANGE PARK MALL
ANDERSON MALL                               HUTCHINSON MALL                             PRIEN LAKE MALL
BARTON CREEK SQUARE                         INDEPENDENCE CENTER                         ROSS PARK MALL
BATTLEFIELD MALL                            INGRAM PARK MALL                            ST. CHARLES TOWNE CENTER
BROADWAY SQUARE                             IRVING MALL                                 SOUTH PARK MALL
CENTURY MALL                                JEFFERSON VALLEY MALL                       SOUTHGATE MALL
CHARLES TOWNE SQUARE                        LA PLAZA MALL                               SOUTHTOWN MALL
CIELO VISTA MALL                            LINCOLNWOOD TOWN CENTER                     SUNLAND PARK MALL
COLLEGE MALL                                LONGVIEW MALL                               TIPPECANOE MALL
COTTONWOOD MALL                             MACHESNEY PARK MALL                         TOWNE EAST SQUARE
CROSSROADS MALL                             MARKLAND MALL                               TOWNE WEST SQUARE
EAST TOWNE MALL                             MCCAIN MALL                                 UNIVERSITY MALL (ARKANSAS)
EASTGATE CONSUMER MALL                      MEMORIAL MALL                               UNIVERSITY MALL (FLORIDA)
EASTLAND MALL                               MIDLAND PARK MALL                           VALLE VISTA MALL
FOREST MALL                                 MILLER HILL MALL                            WEST RIDGE MALL
FOREST VILLAGE PARK MALL                    MOUNDS MALL                                 WHITE OAKS MALL
FREMONT MALL                                MUNCIE MALL                                 WICHITA MALL
GOLDEN RING MALL                            NORTH EAST MALL                             WINDSOR PARK MALL
GREENWOOD PARK MALL



SPECIALTY RETAIL CENTERS                    MIXED-USE PROPERTIES

FORUM SHOPS AT CAESARS, THE                 O'HARE INTERNATIONAL CENTER
TROLLEY SQUARE                              RIVERWAY



COMMUNITY CENTERS

ARVADA PLAZA                                GREENWOOD PLUS                              NEW CASTLE PLAZA
AURORA PLAZA                                GRIFFITH PARK PLAZA                         NORTH RIDGE PLAZA
BLOOMINGDALE COURT                          HAMMOND SQUARE                              NORTH RIVERSIDE PARK PLAZA
BRIDGEVIEW COURT                            INGRAM PLAZA                                NORTHLAND PLAZA
BRIGHTWOOD PLAZA                            LAKE PLAZA                                  NORTHWOOD PLAZA
BRISTOL PLAZA                               LAKE VIEW PLAZA                             PARK PLAZA
BUFFALO GROVE TOWNE CENTER                  LINCOLN CROSSING                            REGENCY PLAZA
CELINA PLAZA                                MAPLEWOOD SQUARE                            ST. CHARLES TOWNE PLAZA
COHOES COMMONS                              MARKLAND PLAZA                              TEAL PLAZA
COUNTRYSIDE PLAZA                           MARTINSVILLE PLAZA                          TIPPECANOE PLAZA
EAST TOWNE COMMONS                          MARWOOD PLAZA                               WABASH VILLAGE
EASTLAND PLAZA                              MATTESON PLAZA                              WEST RIDGE PLAZA
FOREST PLAZA                                MEMORIAL PLAZA                              WHITE OAKS PLAZA
FOX RIVER PLAZA                             MOUNDS MALL CINEMA                          WOOD PLAZA

EQUITY METHOD:
--------------

REGIONAL MALLS                              COMMUNITY CENTERS                           VALUE-ORIENTED SUPER-REGIONAL MALL
Circle Centre                               Cobblestone Court                           Ontario Mills
Lakeline Mall                               Crystal Court
Rolling Oaks Mall                           Fairfax Court                               MIXED-USE PROPERTY
Seminole Towne Center                       Gaitway Plaza                               The Fashion Centre at Pentagon City
Smith Haven Mall                            Plaza at Buckland Hills, The
                                            Ridgewood Court                             SPECIALTY RETAIL CENTER
                                            Royal Eagle Plaza                           The Tower Shops
                                            Village Park Plaza
                                            West Town Corners
                                            Westland Park Plaza
                                            Willow Knolls Court
                                            Yards Plaza, The

                  The deficit minority interest balance in the accompanying Consolidated Balance Sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

3.  MERGERS AND REAL ESTATE ACQUISITIONS AND DEVELOPMENTS

                   MERGERS

          DRC. On August 9, 1996, the Company acquired the national shopping center business of DRC (the "Merger") for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and one mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 share of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. This portion of the transaction was valued at approximately $923,179, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to Simon DeBartolo Group, Inc.

          In connection with the Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,641 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

          Upon completion of the Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became through SD Property Group, Inc. the managing general partner of SDG, LP with 24.3% (37,873,965 Units in SPG, LP) of the outstanding partnership Units in SDG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became the special limited partner in SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

          For financial reporting purposes, the completion of the Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price has been allocated to the fair value of the assets and liabilities of DRP, LP at December 31, 1996. Certain assumptions were made which management of the General Partners believes are reasonable. Final adjustments to the purchase price allocation were not completed at December 31, 1996. While no material changes to the allocation are anticipated, changes will be recorded in 1997.

          Although the Company was the accounting acquirer, SDG, LP (formerly DRP, LP) became the primary operating partnership through which the future business of the Company will be conducted. As a result of the Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP is absorbed by public company costs and related expenses incurred by the Company. However, because the Company was the accounting acquirer and, upon completion of the Merger, acquired majority control of SDG, LP; SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by the Company using the purchase method of accounting and for all pre-Merger comparative periods, and the financial statements of SDG, LP reflect the financial statements of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

          It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected.

          MSA REALTY CORPORATION ("MSAR"). On September 1, 1994, the Company issued an additional 1,799,945 shares of common stock in conjunction with the merger of MSAR. Each outstanding share of MSAR common stock as of August 31, 1994, was converted into 0.31 shares of the Company's common stock. The acquisition price, including related transaction costs, was $48,031. The Company's investment in MSAR was contributed to the Simon Operating Partnership for 1,799,945 Units, which increased the Company's ownership of the Simon Operating Partnership by 1.0% to 56.4%. As a result of the acquisition, the Simon Operating Partnership now owns 100% of fourteen centers in which it previously held a 50% interest and substantially all of the ownership interest in one community shopping center in which it held a minority interest. In addition, the Simon Operating Partnership obtained a noncontrolling 50% interest in a regional mall. This transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $26,507 was allocated to investment properties. The Simon Operating Partnership's interest in the assets and liabilities of these centers prior to this transaction is reflected at predecessor cost. Subsequent to September 1, 1994, each of the Properties involved in this merger was accounted for using the consolidated method of accounting.

                   ACQUISITIONS AND DEVELOPMENTS

          INDEPENDENCE CENTER. On December 1, 1994, the Simon Operating Partnership acquired Independence Center in Independence, Missouri. Included in the purchase are approximately 47 acres of undeveloped land adjacent to the mall. Under the terms of the sale, the Simon Operating Partnership paid $51,413, including transaction costs, funded through the use of the Simon Operating Partnership's credit facilities.

          BROADWAY SQUARE, ORANGE PARK MALL AND UNIVERSITY MALL. On December 29, 1994, the Simon Operating Partnership acquired Broadway Square in Tyler, Texas; Orange Park Mall in Jacksonville, Florida; and University Mall in Pensacola, Florida. Under the terms of the sale, the Simon Operating Partnership paid $153,874, including transaction costs, funded through the use of the Simon Operating Partnership's credit facilities. Included in the purchase price were approximately 14 acres and 10 acres of undeveloped land adjacent to Orange Park Mall and University Mall, respectively.

          WHITE OAKS MALL. At the time of the Company's initial public offering in December 1993, the Teacher's Retirement System of the State of Illinois ("TRS") held an option to put its 50% general and limited partnership interests in White Oaks Mall in Springfield, Illinois, to the Simon Operating Partnership. TRS exercised this option on January 23, 1995, and the purchase closed February 23, 1995. The Units which TRS received upon exercise of the options were exchanged for 2,022,247 shares of common stock of the Company. The Simon Operating Partnership now owns 77% of White Oaks Mall. The issuance of the additional shares increased the Company's ownership interest in the Simon Operating Partnership by 1.0% to 57.6%. The White Oaks Mall transaction, valued at $45,000, was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $10,905 was allocated to investment properties. The Simon Operating Partnership's interest in the assets and liabilities of this Property prior to this transaction is reflected at predecessor cost. Effective February 23, 1995, White Oaks Mall was being accounted for in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          CROSSROADS MALL. Prior to July 31, 1995, the Simon Operating Partnership held a 50% joint venture interest in Crossroads Mall in Omaha, Nebraska. On July 31, 1995, the Simon Operating Partnership acquired the remaining 50% ownership in the Property from Melvin Simon, Herbert Simon, and certain of their affiliates (collectively, the "Simons") in exchange for 120,000 Units. The acquisition was reflected at predecessor cost. Concurrent with the acquisition, a debt restructuring was completed which included the issuance of 1,200,000 shares of common stock of the Company to the lender (New York State Teachers' Retirement System) in exchange for a $30,000 reduction of the outstanding loan balance which included accrued interest. In addition, the effective interest rate on the remaining balance of $41,400 was reduced from 10.5% to 7.75%. The loan matures on July 31, 2002. Effective July 31, 1995, Crossroads Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          THE SHOPS AT SUNSET PLACE. On August 15, 1995, the Simon Operating Partnership acquired for $11,406 a controlling 75% joint venture interest in a redevelopment project to be named "The Shops at Sunset Place" in South Miami, Florida, using borrowings from its unsecured revolving credit facility. The Simon Operating Partnership began construction on this 500,000 square foot development property in November 1996, and it is scheduled for completion in 1998. The Simon Operating Partnership expects to have construction financing for the majority of the development costs of this project in place before the end of the second quarter of 1997. This project is included in the accompanying consolidated financial statements using the consolidated method of accounting.

          EAST TOWNE MALL. Prior to September 25, 1995, the Simon Operating Partnership held a 45.0% joint venture interest in East Towne Mall in Knoxville, Tennessee. On September 25, 1995, the Simon Operating Partnership acquired the remaining interest for $18,500 and the assumption of 55% of the $75,000 of existing mortgage debt. In connection with the transaction, the Simon Operating Partnership refinanced the $75,000 mortgage. These transactions were funded through a new loan of $55,000 and $38,500 in borrowings from the Simon Operating Partnership's unsecured revolving credit facility. The transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $21,982 was allocated to investment properties. Effective September 25, 1995, East Towne Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          THE SOURCE. On December 22, 1995, a joint venture, in which the Simon Operating Partnership has a noncontrolling 50% joint venture interest acquired a development project located in Westbury (Long Island), New York, for $30,253. This transaction was initially financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. When construction financing of $120,000 closed on this property in July 1996, the Simon Operating Partnership was repaid its $27,500 loan. The construction loan carries interest at LIBOR plus 170 basis points and matures on July 16, 2001. Construction commenced in February 1996 and this 730,000 square foot value-oriented retail center development is expected to open in August 1997. This joint venture is being accounted for using the equity method of accounting.

          SMITH HAVEN MALL. On December 28, 1995, a joint venture in which the Simon Operating Partnership owns a noncontrolling 25% interest, purchased Smith Haven Mall, a 1.3 million square foot regional mall located in Lake Grove (Long Island), New York, for $221,000. The Simon Operating Partnership's contribution of $55,725 to the purchase price of $221,000 was financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. On June 17, 1996, the joint venture closed on a $115,000 interest-only mortgage maturing June 1, 2006. Subsequently, the Simon Operating Partnership received a reimbursement of $28,256 of its contribution. This joint venture is being accounted for using the equity method of accounting.

          ROSS PARK MALL. Prior to April 11, 1996, the Simon Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Simon Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,074 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

          COTTONWOOD MALL. Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico. This 1.0 million square foot regional mall is wholly-owned by the Simon Operating Partnership. The development costs were financed through a $60,000 construction loan, which bore interest at the lower of the prime rate plus 25 basis points or LIBOR plus 200 basis points and had a scheduled maturity of February 1, 1999. On November 26, 1996, using proceeds from the sale of the Notes (See Note 8) the Simon Operating Partnership retired the entire $57,000 outstanding balance.

          NORTH EAST MALL. Prior to October 4, 1996, the Simon Operating Partnership held the right to receive 50% of the Partnership results of North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, the SDG, LP acquired for $12,100 an additional 20% limited partnership interest in North East Mall. At the same time, the Simon Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units in the Simon Operating Partnership, as well as the Simons' 50% general partnership interest. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Simon Operating Partnership, in exchange for Units. As a result of these transactions, the Simon Operating Partnership owns 80% of North East Mall and accounts for it using the consolidated method of accounting. SDG, LP owns the remaining 20%.

          MILLS DEVELOPMENTS. On December 29, 1995, the Simon Operating Partnership entered into arrangements with The Mills Corporation to develop value-oriented super-regional malls in Ontario (Los Angeles), California; Grapevine (Dallas/Fort Worth), Texas; and Tempe (Phoenix), Arizona. Ontario Mills, a 25%-owned, 1.3 million square foot super-regional mall, opened on November 14, 1996, in Ontario, California. The Simon Operating Partnership financed its $15,000 equity commitment for this project in 1996. Grapevine Mills, a 37.5%-owned, 1.5 million square foot development project, broke ground on July 10, 1996, and is expected to open in October 1997. The Simon Operating Partnership has a $14,000 equity commitment on this $211,000 development project. Arizona Mills, a 25%-owned, 1.2 million square foot development project, broke ground on August 1, 1996, and is expected to open in November 1997. The Simon Operating Partnership has a $13,500 equity investment in this $183,000 development project. These projects are being accounted for using the equity method of accounting.

          JOINT VENTURE PROPERTY OPENINGS. The Simon Operating Partnership opened two new Joint Venture Properties during 1996. Ontario Mills, described above, opened on November 14, 1996, and the Tower Shops in Las Vegas, Nevada opened in November 1996. The Simon Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 60,000 square foot specialty retail center. These properties are being accounted for using the equity method of accounting.

          The Simon Operating Partnership also opened three new regional malls during 1995. Circle Centre opened on September 8, 1995, in Indianapolis, Indiana. The Simon Operating Partnership has a 14.7% ownership interest in this approximately 800,000 square foot regional mall. Seminole Towne Center opened on September 22, 1995, in Sanford, Florida. The Simon Operating Partnership has a 45.0% ownership interest in this approximately 1.1 million square foot regional mall. Lakeline Mall opened on October 18, 1995, in Austin, Texas. The Simon Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 1.1 million square foot regional mall. Each of these regional malls is being accounted for using the equity method of accounting.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INVESTMENT PROPERTIES

          Investment properties are recorded at the lower of cost (predecessor cost for Properties acquired from the Simons) or net realizable value. Net realizable value of investment properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable. Impairment of investment properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Simon Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements. Investment properties include costs of acquisition, development, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead.

          Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life of 10 to 45 years, resulting in an average composite life of approximately 30 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

          Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

                  CAPITALIZED INTEREST

          Interest is capitalized on projects during periods of construction. Interest capitalized by the Simon Operating Partnership during 1996, 1995 and 1994 was $5,156, $1,515 and $1,586, respectively.

                  DEFERRED COSTS

          Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs consist of the following:

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                       1996                 1995
                                                  ---------------      ---------------
Deferred financing costs                                $  59,968            $  68,042

Leasing costs and other                                    94,103               88,094
                                                  ---------------      ---------------

                                                          154,071              156,136
Less-accumulated amortization                              69,776               74,738
                                                  ---------------      ---------------

       Deferred costs, net                              $  84,295            $  81,398
                                                  ===============      ===============


          Included in interest expense in the accompanying Consolidated Statements of Operations is amortization of deferred financing costs of $8,418, $8,523 and $7,251 for 1996, 1995 and 1994, respectively.

                  REVENUE RECOGNITION

          The Simon Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Overage rents are recognized when earned.

          Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

                  ALLOWANCE FOR CREDIT LOSSES

          A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1996, 1995 and 1994 was as follows:

                            Balance at           Provision           Accounts          Balance at
                            Beginning            for Credit          Written            End of
        Year Ended           of Year               Losses              Off               Year
                           -------------      ---------------     -------------      --------------
December 31, l996           $ 4,259            $ 2,991             $ (1,027)          $ 6,223

                           =============      ===============     =============      ==============

December 31, l995           $ 2,943            $ 2,858             $ (1,542)          $ 4,259
                           =============      ===============     =============      ==============

December 31, l994           $       -          $ 3,417             $   (474)          $ 2,943
                           =============      ===============     =============      ==============



                  INCOME TAXES

          As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

          Taxable income of the Simon Operating Partnership for the year ended December 31, 1996, is estimated to be $100,228 and was $100,915 and $44,683 for the years ended 1995 and 1994, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Simon Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the Simon Operating Partnership.

                  PER UNIT DATA

          The net income per unit is based on the weighted average number of units outstanding during the period. The weighted average number of units used in the computation for 1996, 1995 and 1994 was 95,913,460; 92,666,469; and
84,509,597, respectively. The stock options outstanding under the Stock Option Plan (see note 10) and the Preferred Units have not been considered in the computations of per unit data, as they did not have a dilutive effect.

          It is the Simon Operating Partnership's policy, to accrue distributions when they are declared. The Simon Operating Partnership declared distributions in 1996 aggregating $1.63 per unit. The 1996 distributions include a $0.1515 distribution on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments of the merged entities. The current annual distribution rate is $1.97 per share. The following is a summary of distributions per unit declared in 1996 and 1995, which represented a return of capital measured using generally accepted accounting principles:


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------
Distributions per Unit                                       1996                      1995
-----------------------------------------------      --------------------      ---------------------
From book net income                                              $  0.93                      $1.04
Representing return of capital                                       0.70                       0.93
                                                     --------------------      ---------------------
        Total distributions                                       $  1.63                      $1.97
                                                     ====================      =====================


          On a federal income tax basis, 64% of the 1996 distributions and 25% of the 1995 distributions represented return of capital.

                  STATEMENTS OF CASH FLOWS

          For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities.

          Cash paid for interest, net of any amounts capitalized, during 1996, 1995 and 1994 were $161,133, $142,345 and $140,106 respectively. The 1994 amount includes a $27,184 nonrecurring interest charge.

                  NONCASH TRANSACTIONS

          The following is a summary of significant non-cash transactions.

          As described in Note 2, effective April 1, 1994, the Simon Operating Partnership reflected Forum using the consolidated method of accounting.

          As described in Note 3, on September 1, 1994, the Simon Operating Partnership issued 1,799,945 Units in conjunction with the merger of MSAR. On February 23, 1995, the Simon Operating Partnership issued 2,022,247 Units in connection with the acquisition of an additional joint venture interest in White Oaks Mall. On July 31, 1995, the Simon Operating Partnership issued 120,000 Units in exchange for the Simons' 50% interest in Crossroads Mall. The Simon Operating Partnership issued 1,200,000 Units of common stock in connection with the reduction of the outstanding loan and accrued interest at Crossroads Mall. Effective October 4, 1996, the Simon Operating Partnership reflected North East Mall using the consolidated method of accounting.

          Accrued and unpaid distributions as of December 31, 1996 and 1995 were $0 and $47,104, respectively. Accrued and unpaid distributions at December 31, 1995, included $1,490 on the preferred units.

                  RECLASSIFICATIONS

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

5.  INVESTMENT PROPERTIES

          Investment properties consist of the following:

                                                                   DECEMBER 31,
                                                    ----------------------------------------
                                                         1996                     1995
                                                   -----------------      -----------------
 Land                                                  $     312,683          $     283,722
 Buildings and improvements                                2,131,475              1,860,203
                                                   -----------------      -----------------
      Total land, buildings and improvements               2,444,158              2,143,925
 Furniture, fixtures and equipment                            23,621                 18,236
                                                   -----------------      -----------------
      Investment properties at cost                        2,467,779              2,162,161
 Less--accumulated depreciation                             (238,167)                152,817
                                                   -----------------      -----------------
      Investment properties at cost, net                $  2,229,612           $  2,009,344
                                                   =================      =================


          Building and improvements include $74,500 and $40,676 of construction in progress at December 31, 1996 and 1995, respectively.

6.  INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES

          Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the Simon Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.

                                                                                        DECEMBER 31,
                                                                          -------------------------------------
BALANCE SHEETS                                                                  1996                 1995
                                                                          ----------------      ---------------
ASSETS:
  Investment properties at cost, net                                           $ 1,328,600           $ 1,156,066
  Cash and cash equivalents                                                         41,270                52,624
  Tenant receivables                                                                37,067                35,306
  Other assets                                                                      54,981                32,626
                                                                           ---------------       ---------------
           Total assets                                                        $ 1,461,918           $ 1,276,622
                                                                           ===============       ===============


LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable                                              $ 569,433           $   410,652
  Accounts payable, accrued expenses and other liabilities                         161,552               127,322
                                                                           ---------------       ---------------
           Total liabilities                                                       730,985               537,974
  Partners' equity                                                                 730,933               738,648
                                                                           ---------------       ---------------
          Total liabilities and partners' equity                               $ 1,461,918           $ 1,276,622
                                                                          ================      ================

THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                                                 $   340,449           $   290,802
                                                                          ================      ================

Investment in partnerships and joint ventures, at equity                       $   139,711           $   117,332
    Cash distribution and losses in partnerships and joint
    ventures, at equity                                                            (17,106)              (54,120)
   Partners' equity                                                            $   122,605           $    63,212
                                                                          ================      ================



                                                                         FOR THE YEAR ENDED DECEMBER 31,

                                                              -----------------------------------------------------
STATEMENTS OF OPERATIONS                                           1996               1995                1994
                                                              --------------      -------------      --------------
Revenue:
  Minimum rent                                                   $   110,221          $   83,905         $   92,380
  Overage rent                                                         3,890               2,754              3,655
  Tenant reimbursements                                               53,909              39,500             45,440
  Other income                                                        10,206              13,980             10,131
                                                              --------------      --------------      -------------
          Total revenue                                              178,226             140,139            151,606


OPERATING EXPENSES:
  Operating expenses and other                                        68,421              46,466             55,949
  Depreciation and amortization                                       41,839              26,409             26,409
                                                              --------------      --------------      -------------
          Total operating expenses                                   110,260              72,875             82,358
                                                              --------------      --------------      -------------




OPERATING INCOME                                                      67,966              67,264             69,248
INTEREST EXPENSE                                                      30,823              28,685             38,124
EXTRAORDINARY ITEMS                                                  (1,314)             (2,687)                 --
                                                              --------------      --------------      -------------
NET INCOME                                                            35,829              35,892             31,124
THIRD-PARTY INVESTORS' SHARE OF NET INCOME                            31,717              30,752             30,090
                                                              --------------      --------------      -------------
THE SIMON OPERATING PARTNERSHIP'S SHARE
 NET INCOME                                                      $     4,112          $    5,140         $    1,034
                                                              ==============      ==============      =============


          The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

7.  INVESTMENT IN MANAGEMENT COMPANY

          The Simon Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by the Simons. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 Minority Interest and Joint Venture Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Because the Simon Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.

          In connection with the Merger, the Management Company purchased 95% of the voting stock (665 shares of common stock) of DeBartolo Property Management, Inc. ("DPMI"), a DRC management company, for $2,500 in cash. DPMI provides architectural, design, construction and other services primarily to the Properties. During 1996, DPMI formed a captive insurance company, which provided property damage and general liability insurance to certain DeBartolo Properties in 1996. SDG, LP paid a total of $2,383 to this wholly-owned subsidiary of the Management Company for insurance coverage during 1996. The Management Company accounts for both DPMI and the captive insurance company using the consolidated method of accounting.

          During 1995, the Simon Operating Partnership advanced a net of $27,500 to the Management Company, which bears interest at 11%. The proceeds were used to acquire a $27,500 mortgage note due from The Source, in which the Simon Operating Partnership has a noncontrolling 50% interest. In July 1996, the joint venture which owns The Source closed on a $120,000 construction loan and retired the mortgage note. The Management Company in turn repaid the Simon Operating Partnership the $27,500 advanced in 1995. The Management Company also liquidated in 1995 its interest in a partnership investment which held a 9.8-acre parcel of land in Rosemont, Illinois. The sale of that parcel resulted in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land in Washington, D.C., for which the Management Company held a mortgage, was sold in December 1995. The Management Company forwarded $11,000 of the net proceeds from this sale to the Simon Operating Partnership in January 1996 to reduce its outstanding loan balance. The Management Company recorded a loss in 1995 in connection with this transaction of $3,949.

          Management, development and leasing fees charged to the Simon Operating Partnership and SDG, LP relating to Minority Interest Properties were $6,916, $5,353 and $2,352 for the years ended December 31, 1996, 1995 and 1994, respectively. Architectural, contracting and engineering fees charged to the Simon Operating Partnership and SDG, LP for 1996 were $21,650. Fees for services provided by the Management Company to MSA were $4,000, $4,572 and $7,239 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in cost-sharing income and other in the Management Company's Statements of Operations.

          At December 31, 1996 and 1995, total notes receivable and advances due from the Management Company and consolidated affiliates were $63,978 and $102,522, respectively. Unpaid interest income receivable from the Management Company at December 31, 1996 and 1995, was $0 and $84, respectively. All preferred dividends due from the Management Company were paid by December 31, 1996 and 1995. Interest and preferred dividend receivables, if any, are reflected in tenant receivables and accrued revenue in the accompanying Consolidated Balance Sheets.

          Summarized consolidated financial information of the Management Company, accounted for using the equity method, and a summary of the Simon Operating Partnership's investment in and share of income (loss) from the Management Company follows.


                                                                                                     DECEMBER 31,
                                                                                         ------------------------------------
BALANCE SHEETS                                                                                1996                 1995
                                                                                         ---------------      ---------------
ASSETS:
  Current assets                                                                         $        69,708      $        40,964
  Undeveloped land and mortgage notes                                                             16,177               45,769
  Other assets                                                                                    24,378               13,813
                                                                                         ---------------      ---------------
          Total assets                                                                   $       110,263      $       100,546
                                                                                         ===============      ===============

LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Current liabilities                                                                    $        46,690      $        18,435
  Notes payable and advances due to Simon Operating Partnership at 11%, due 2008                  63,978              102,522
  SDG, LP Advances and minority interest in DPMI                                                  17,601                   --
                                                                                         ---------------      ---------------
          Total liabilities                                                                      128,269              120,957
  Shareholders' deficit                                                                         (18,006)             (20,411)
                                                                                         ---------------      ---------------
          Total liabilities and shareholders' deficit                                    $       110,263      $       100,546
                                                                                         ===============      ===============

THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                                                           $        96,316      $        80,437
                                                                                         ===============      ===============

  Shareholders' deficit                                                                  $      (18,519)      $      (20,612)
                                                                                         ===============      ===============


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
STATEMENTS OF OPERATIONS                                      1996                 1995                 1994
                                                         ---------------      ---------------      ---------------
REVENUE:
  Management fees                                              $  20,529            $  20,106            $  18,587
  Architectural, contracting and engineering fees                 35,546                   --                   --
  Development and leasing fees                                    10,611               15,451                9,683
  Cost-sharing income and other                                   11,979                7,561               10,077
                                                         ---------------      ---------------      ---------------
          Total revenue                                           78,665               43,118               38,347

EXPENSES:
  Operating expenses and costs of construction                    60,508               31,163               27,944
  Depreciation                                                     2,852                2,275                1,406
  Interest                                                         6,232                7,694                8,623
                                                         ---------------      ---------------      ---------------
          Total expenses                                          69,592               41,132               37,973
                                                         ---------------      ---------------      ---------------

OPERATING INCOME                                                   9,073                1,986                  374
LOSS ON DISPOSITION OF ASSETS                                         --              (4,907)                   --
                                                         ---------------      ---------------      ---------------
NET INCOME (LOSS)                                                  9,073              (2,921)                  374
PREFERRED DIVIDENDS                                                1,400                1,400                1,400
                                                         ---------------      ---------------      ---------------
NET INCOME (LOSS) AVAILABLE FOR
  COMMON SHAREHOLDERS                                          $   7,673           $  (4,321)           $  (1,026)
                                                         ===============      ===============      ===============

THE SIMON OPERATING PARTNERSHIP'S SHARE
  OF NET INCOME (LOSS)                                         $   2,093           $  (3,737)           $  (1,101)
INTERCOMPANY PROFIT ELIMINATION                                      982                   --                   --
                                                         ---------------      ---------------      ---------------

THE SIMON OPERATING PARTNERSHIP'S SHARE
  OF NET INCOME (LOSS)                                         $   1,111           $  (3,737)           $  (1,101)
                                                         ===============      ===============      ===============


          The Simon Operating Partnership manages all of its wholly owned properties. SDG, LP manages all Wholly-Owned Properties and substantially all of the Minority Interest and Joint Venture Properties that were owned by DRC prior to the Merger. Accordingly, they reimburse the Administrative Services Partnership ("ASP"), a subsidiary of the Management Company, for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees (other than direct field personnel) are employed by ASP which is owned 1% by the Simon Operating Partnership and 99% by the Management Company. The Management Company's Statements of Operations report costs net of amounts reimbursed by the Simon Operating Partnership. Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Simon Operating Partnership and SDG, LP's share of allocated common costs was $29,262, $21,874 and $15,619 for 1996, 1995 and 1994,
respectively.

          Amounts receivable from the Simon Operating Partnership and SDG, LP under the cost-sharing arrangement and management contracts were $3,288 and $1,175 at December 31, 1996 and 1995, respectively.

8.  INDEBTEDNESS

          Mortgages and other notes payable consist of the following:

                                                                                   DECEMBER 31,
                                                                     ---------------------------------------
                                                                           1996                   1995
                                                                     -----------------      ----------------
   FIXED-RATE DEBT
   ---------------
   Mortgages and other notes payable, net                                 $  1,326,518           $  1,232,360
                                                                     -----------------      ----------------
              Total fixed-rate Debt                                          1,326,518              1,232,360


   VARIABLE-RATE DEBT
   ------------------
   Mortgages and other notes payable, net                                 $    485,736           $    530,000

   Credit facility                                                             230,000                196,000

   Construction loan                                                                --                 22,399
                                                                     -----------------      ----------------
              Total variable-rate debt                                         715,736               748,399
                                                                     -----------------      ----------------
         Total mortgages and other notes payable                          $  2,042,254           $ 1,980,759
                                                                     =================      ================


                  FIXED-RATE DEBT

              MORTGAGE LOANS & OTHER NOTES. The fixed-rate mortgage loans and other notes bear interest ranging from 5.81% to 10.00% (weighted average of 7.75%), require monthly payments of principal and/or interest and have various due dates through 2026 (average maturity of 6.8 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse but have partial guarantees by affiliates of approximately $398,906. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Certain of the Properties are subject to a provision in which the lender participates in a percentage of gross revenues above a specified base or after deduction of debt service and various expenses. Contingent interest incurred under these arrangements was $1,645, $1,929 and $1,527 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.



          $500,000 SHELF REGISTRATION. SPG, LP has a $500,000 debt shelf registration which became effective December 1995. At December 31, 1996, no securities have been issued under this registration statement.

                   VARIABLE-RATE DEBT

          MORTGAGES AND OTHER NOTES. The variable-rate mortgage loans and other notes bear interest ranging from 6.05% to 7.59% (weighted average of 6.66% at December 31, 1996) and are due at various dates through 2000 (average maturity of 2.2 years). Certain of the Properties are subject to the collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

          CREDIT FACILITY. On September 27, 1996, the SPG, LP and SDG, LP obtained a $750,000 three-year unsecured facility (the "Credit Facility") which has a one-year extension available at the option of SPG, LP and SDG, LP. The Credit Facility bears interest at LIBOR plus 90 basis points and is guaranteed by SPG, LP and SDG, LP. The maximum and average amounts outstanding during 1996 under the Credit Facility were $438,000 and $292,350, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1996, the Credit Facility had an interest rate of 6.43%, with $510,000 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a market capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

                   DEBT MATURITY AND OTHER

          As of December 31, 1996, scheduled principal repayments on indebtedness were as follows:


         1997                                      $      40,777
         1998                                            357,873
         1999                                            457,261
         2000                                            383,457
         2001                                             14,585
         Thereafter                                      788,301

                                                   -------------


         Total mortgages and other notes payable   $   2,042,254

                                                   =============


          Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

          The unconsolidated partnerships and joint ventures have $569,433 and $410,652 of mortgages and other notes payable at December 31, 1996 and 1995, respectively. The Simon Operating Partnership's share of this debt was $193,310 and $167,644 at December 31, 1996 and 1995, respectively. This debt becomes due in installments over various terms extending into 2006, with interest rates ranging from 6.03% to 8.20% (weighted average rate of 7.14% at December 31, 1996). The debt matures $0 in 1997, $0 in 1998, $221,900 in 1999, $119 in 2000,
$64,252 in 2001 and $283,162 thereafter.

          Net extraordinary losses of $3,723, $3,285 and $17,980 for the years ended December 31, 1996, 1995 and 1994, respectively, were incurred, resulting from the early extinguishment or refinancing of debt.

          6 7/8% UNSECURED NOTES. Nonconvertible investment-grade unsecured debt securities (the "Notes") were issued by SDG, LP on November 21, 1996. The Notes pay interest semiannually, mature in 2006, and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The Notes were issued under SDG, LP's $750,000 shelf registration which became effective in November 1996, of which $500,000 remains available. Notes issued under this shelf registration are guaranteed by Simon Operating Partnership.

          6 3/4% PUTABLE ASSET TRUST SECURITIES (PATS). The $100,000 of PATS, issued by SDG, LP in December 1996, pay interest semiannually and mature in 2003. These securities contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios and are guaranteed by Simon Operating Partnership.

          On January 31, 1997, the Simon Operating Partnership completed a refinancing transaction involving debt on four Properties. The transaction consisted of the payoff of one loan totaling $43,375, the buyout of the contingent interest feature on all four loans for $21,000 and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

                   INTEREST RATE PROTECTION AGREEMENTS

          The Simon Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $394,079 principal amount of debt and cap LIBOR at rates ranging from 5.0% to 8.7% through the related debt's maturity. Costs of the caps ($7,792) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $3,343 as of December 31, 1996. The Simon Operating Partnership's hedging activity as a result of interest swaps and caps resulted in interest savings of $1,553 and $3,528 for the years ended December 31, 1996 and 1995, respectively. This did not materially impact the Simon Operating Partnership's weighted average borrowing rate.

                   FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107 requires disclosure about fair value for all financial instruments. The carrying value of variable-rate mortgages and other loans and interest rate protection agreements represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $1,752,000 and $1,375,000 at December 31, 1996 and 1995, respectively. The fair value of the interest rate protection agreements at December 31, 1996 and 1995, was $3,158 and $3,900, respectively. At December 31, 1996 and 1995, the estimated discount rates were 7.25% and 7.00%, respectively.


                   ADVANCES FROM SDG, LP


          Net advances due SDG, LP of $259,382 result from debt and equity instruments issued by SDG, LP for which a portion of the proceeds were advanced to the Simon Operating Partnership to retire mortgages and other notes payable and amounts outstanding under the Credit Facility. The Simon Operating Partnership has recognized interest costs based on the terms of the instruments issued by SDG, LP.

9.  RENTALS UNDER OPERATING LEASES

          The Simon Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1996, are as follows:


              1997                                $   292,871
              1998                                    275,085
              1999                                    249,075
              2000                                    219,372
              2001                                    186,613
              Thereafter                              696,959
                                              ---------------
                                                   $1,919,975
                                              ===============


          Approximately 2.64% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the Simon Operating Partnership.

10.  PARTNERS' EQUITY

          In January 1995, the Company filed a shelf registration with the Securities and Exchange Commission covering 15,000,000 shares of common stock. In April 1995, 6,000,000 of these shares were sold in an underwritten offering. In May 1995, the underwriters closed on a portion (241,854 shares) of the over-allotment option granted them in connection with the above offering. Proceeds from these transactions were contributed to the Simon Operating Partnership in exchange for 6,241,854 Units and subsequently were used to repay debt.

          On February 10, 1995, one of the Simon Operating Partnership's limited partners exchanged its 212,114 Units for 212,114 shares of common stock.

          On October 27, 1995, the Company completed a $100,000 private placement of 4,000,000 shares of Series A preferred stock. Dividends on the preferred stock are paid quarterly at the greater of 8.125% per annum or the dividend rate payable under the underlying common stock. The holders of the preferred stock have the right to convert the preferred stock into common stock after two years at an initial conversion ratio equal to 0.9524. The Company may redeem the preferred stock after five years upon payment of premiums that decline to $25.00 per share over the following seven years. The holders of the preferred stock are entitled to vote on all matters submitted to a vote of holders of common stock, based on the number of shares of common stock into which the preferred stock can be converted. The Company contributed the proceeds to the Simon Operating Partnership in exchange for Preferred Units. The Simon Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

          On December 21, 1995, a limited partner in the Simon Operating Partnership exchanged 121,348 Units for 121,348 shares of common stock.

          On September 27, 1996, the Company completed a $200,000 public offering (the "Preferred Offering") of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to SDG, LP in exchange for Preferred Units. SDG, LP pays a preferred distribution to the Company equal to the dividends paid on the preferred stock. SDG, LP loaned a portion of the proceeds ($34,400) to the Simon Operating Partnership which used the advanced proceeds to reduce outstanding debt.

                   EXCHANGE RIGHTS

          The former limited partners in the Simon Operating Partnership had the right at any time after December 1994 to exchange all or any portion of their Units for shares of common stock of the Company on a one-for-one basis or cash, as selected by the Company's Board of Directors. If the Company had selected to use cash, the Company could cause the Simon Operating Partnership to redeem the Units. The amount of cash to be paid if the exchange right was exercised and the cash option was selected would have been based on the trading price of the Company's common stock at that time. In the periods when the Simon Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' equity interest was excluded from partners' equity and was reflected in the consolidated balance sheet at redemption value.

          In connection with the merger, the Simon Operating Partnership agreement was amended eliminating the exchange right provision. Accordingly, the limited partners' equity interest in the Simon Operating Partnership has been included as partners' equity at historical carrying value. Previous transfers of limited partners' equity interest from partners' equity have been reversed. This reversal occurred in the financial statements of the Simon Operating Partnership, effective August 9, 1996.

11.  STOCK OPTION PLANS

          The Company and the Simon Operating Partnership adopted an Employee Stock Plan (the "Employee Plan"). The Company also adopted a Director Stock Option Plan (the "Director Plan" and, together with the Employee Plan, the "Stock Option Plans") for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 4,595,000 shares of common stock under the Employee Plan and 100,000 shares of common stock under the Director Plan. If stock options granted in connection with the Stock Option Plans are exercised at any time or from time to time, the partnership agreement requires the Company to sell to the Simon Operating Partnership, at fair market value, shares of the Company's common stock sufficient to satisfy the exercised stock options. The Company also is obligated to purchase Units for cash in an amount equal to the fair market value of such shares.

                  EMPLOYEE PLAN

          The Employee Plan is currently administered by the Company's Compensation Committee (the "Committee"). During the ten-year period following the adoption of the Employee Plan, the Committee may, subject to the terms of the Employee Plan and in certain instances subject to board approval, grant to key employees (including officers and directors who are employees) of the Simon Operating Partnership or its "affiliates" (as defined in the Employee Plan) the following types of awards: stock options (including options with a reload feature), stock appreciation rights, performance units and shares of restricted or unrestricted common stock. Awards granted under the Employee Plan become exercisable over the period determined by the Committee. The exercise price of an option may not be less than the fair market value of the shares of the common stock on the date of grant. The options vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The options expire ten years from the date of grant.

                  DIRECTOR PLAN

          Directors of the Company who are not also employees of the Company or its "affiliates" (as defined in the Director Plan) participate in the Director Plan. Under the Director Plan, each eligible director is automatically granted options ("Director Options") to purchase 5,000 shares of common stock upon the director's initial election to the Board of Directors and 3,000 shares of common stock upon each reelection of the director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Company's common stock on the date of grant. Director Options become exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Company occurs and will remain exercisable through the tenth anniversary of the date of grant (the "Expiration Date"). Prior to their Expiration Dates, Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

          SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. The Simon Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements. The impact on pro forma net income and earnings per share as a result of applying the intrinsic value method was not material.

          Information relating to the Stock Option Plans from January 1, 1994 through December 31, 1996 is as follows:

                                                               DIRECTOR PLAN                      EMPLOYEE PLAN
                                                      -------------------------------    -------------------------------
                                                                         OPTION PRICE                       OPTION PRICE
                                                         OPTIONS          PER SHARE          OPTIONS         PER SHARE
                                                      --------------   ---------------   ---------------  ---------------
SHARES UNDER OPTION AT JANUARY 1, 1994                        25,000          $  22.25           735,000         $  22.25

GRANTED                                                       15,000             27.00         1,363,272    23.44 - 25.25

EXERCISED                                                          -                 -                 -                -

FORFEITED                                                          -                 -          (28,125)            23.44

                                                      --------------   ---------------   ---------------  ---------------

SHARES UNDER OPTION AT DECEMBER 31, 1994                      40,000    22.25 - 27.00          2,070,147    22.25 - 25.25

GRANTED                                                       15,000         24.94 (1)                 -                -

EXERCISED                                                          -                 -           (6,876)            23.44

FORFEITED                                                          -                 -          (49,137)    23.44 - 25.25

SHARES UNDER OPTION AT DECEMBER 31, 1995                      55,000   $22.25 - 27.00          2,014,134   $22.25 - 25.25

GRANTED                                                       40,000         24.37 (1)                 -                -

EXERCISED                                                    (5,000)             24.75         (367,151)    24.88 - 30.75

FORFEITED                                                          -                 -          (24,000)    23.44 - 25.25

SHARES UNDER OPTION AT DECEMBER 31, 1996                      90,000   $22.25 - 27.38          1,622,983   $22.25 - 25.25
                                                      ==============   ===============   ===============  ===============
OPTIONS EXERCISABLE AT DECEMBER 31, 1996                      50,000     $24.59 (1)            1,496,117    $22.97 (1)
                                                      ==============   ===============   ===============  ===============
SHARES AVAILABLE FOR GRANT AT DECEMBER 31, 1996                5,000                           1,597,990
                                                      ==============                     ===============


          (1) REPRESENTS THE AVERAGE PRICE.


                  STOCK INCENTIVE PROGRAM

         In October 1994, under the Employee Plan of the Company and the Simon Operating Partnership, the Company's Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which restricted stock award shares have been granted to certain employees at no cost. The outstanding restricted stock award shares vest in four installments of 25% each on January 1 of each year following the year in which the restricted shares are awarded. The cost of restricted stock awards, based on the stock's fair market value at the determination dates, is charged to partners' equity and subsequently amortized against earnings of the Simon Operating Partnership over the vesting period.

         In March 1995, an aggregate of 1,000,000 shares of restricted stock was allocated to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program. During 1996 and 1995, 200,030 and 144,196 shares of common stock, respectively, were granted under the Stock Incentive Program. Approximately $2,084 and $918 relating to this program were amortized in 1996 and 1995, respectively.


12.  EMPLOYEE BENEFIT PLANS

          The Simon Operating Partnership and affiliated entities currently maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and one plan provides annual contributions of 3% of eligible employees' compensation. The Simon Operating Partnership contributed $2,123, $1,716 and $1,628 to the plans in 1996, 1995 and 1994, respectively.

          Except for the 401(k) plan, the Company offers no other postretirement or postemployment benefits to its employees.

13.  COMMITMENTS AND CONTINGENCIES

                  LITIGATION

          CARLO ANGOSTINELLI ET AL. V. DEBARTOLO REALTY CORP. ET AL. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

          The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

          ROEL VENTO ET AL. V. TOM TAYLOR ET AL. An affiliate of the Simon Operating Partnership is a defendant in litigation entitled Roel Vento et al. v.
                                                            -------------------
Tom Taylor et al., in the District Court of Cameron County, Texas, in which a
----------------
judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Simon Operating Partnership is seeking to overturn the award and has appealed the verdict. Although the Simon Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company or the Simon Operating Partnership.

          The Company or the Simon Operating Partnership currently are not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Company's or the Simon Operating Partnership's financial position or results of operations.

                  FINANCING COMMITMENTS

          The Simon Operating Partnership has agreed to equity funding commitments of $14,000 and $31,103 relating to the construction of Grapevine Mills and The Source, respectively. The Simon Operating Partnership had satisfied $24,241 of its commitment on The Source at December 31, 1996.

                  LEASE COMMITMENTS

                  As of December 31, 1996, a total of 25 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2087. These ground leases generally require payments by the Simon Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense including contingent rent incurred by the Simon Operating Partnership for the years ended December 31, 1996, 1995 and 1994, was $7,497, $6,700 and $5,808, respectively.

          Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:


              1997                       $      3,806
              1998                              3,799
              1999                              3,805
              2000                              3,815
              2001                              3,710
              Thereafter                      141,495
                                         ------------
                                         $    160,430
                                         ============


                  ENVIRONMENTAL MATTERS

          Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Simon Operating Partnership's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

                  OTHER

          The Simon Operating Partnership's partner in Rolling Oaks Mall has the right to transfer its ownership interest to the Simon Operating Partnership in exchange for Units based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002. Rolling Oaks Mall is a Joint Venture Property accounted for using the equity method of accounting.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly 1996 and 1995 data is as follows:

                                             First              Second             Third              Fourth
                                            Quarter            Quarter            Quarter            Quarter             Total
                                         --------------     --------------     --------------     --------------     --------------
               1996
-----------------------------------
  Total revenue                              $  139,444         $  143,761         $  146,396         $  162,303         $  591,904
  Operating income                               61,073             63,051             63,001             73,696            260,821
  Income before extraordinary items
                                                 21,801             21,937             20,396             28,640             92,774
  Net income available to Unitholders
                                                 21,536             21,937             17,866             27,712             89,051
  Net income before extraordinary
    items per Unit                                 0.23               0.23               0.21               0.30               0.97
  Net income per Unit                        $     0.23         $     0.23         $     0.19         $     0.29         $     0.93

               1995
-----------------------------------

  Total revenue                             $  129,490         $  130,765         $  138,042         $  155,360         $  553,657
  Operating income                              58,865             58,115             64,191             69,965            251,136
  Income before extraordinary items
                                                22,207             23,528             26,946             27,334            100,015
  Net income available to Unitholders
                                                22,207             23,280             24,310             26,933             96,730
  Net income before extraordinary
    items per Unit                                0.26               0.25               0.28               0.29               1.08
  Net income per Unit                       $     0.26         $     0.25         $     0.25         $     0.28         $     1.04

          Primarily due to the cyclical nature of earnings to unitholders, the sum of the quarterly earnings per unit in 1996 varies from the annual earnings per unit.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SIMON DEBARTOLO GROUP, L.P.

                                       BY SIMON DEBARTOLO GROUP, INC.


                                       By  /s/ David Simon
                                           ---------------------------
                                           David Simon
                                           Chief Executive Officer

March 11, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                        Capacity                                         Date
/s/ David Simon                                  Chief Executive Officer                          March 11, 1997
-------------------------------------
David Simon                                      and Director (Principal Executive Officer)

/s/ Herbert Simon                                Co-Chairman of the Board of Directors            March 11, 1997
-------------------------------------
Herbert Simon

/s/ Melvin Simon                                  Co-Chairman of the Board of Directors           March 11, 1997
-------------------------------------
Melvin Simon

/s/ Richard Sokolov                              President, Chief Operating Officer               March 11, 1997
-------------------------------------
Richard Sokolov                                  and Director

/s/ Edward J. DeBartolo, Jr.                     Director                                         March 11, 1997
-------------------------------------
Edward J. DeBartolo, Jr.

/s/ M. Denise DeBartolo York                     Director                                         March 11, 1997
-------------------------------------
M. Denise DeBartolo York

/s/ Birch Bayh                                   Director                                         March 11, 1997
-------------------------------------
Birch Bayh

/s/ William T. Dillard, II                       Director                                         March 11, 1997
-------------------------------------
William T. Dillard, II

/s/ G. William Miller                            Director                                         March 11, 1997
-------------------------------------
G. William Miller

/s/ Fredrick W. Petri                            Director                                         March 11, 1997
-------------------------------------
Fredrick W. Petri

/s/ Terry S. Prindiville                         Director                                         March 11, 1997
-------------------------------------
Terry S. Prindiville

/s/ J. Albert Smith                              Director                                         March 11, 1997
-------------------------------------
J. Albert Smith

/s/ Philip J. Ward                               Director                                         March 11, 1997
-------------------------------------
Philip J. Ward

/s/ Stephen E. Sterrett                          Treasurer (Principal Financial Officer)          March 11, 1997
-------------------------------------
Stephen E. Sterrett

/s/ Dennis L. Cavanagh                           Senior Vice President, Financial Services        March 11, 1997
-------------------------------------
Dennis L. Cavanagh                               (Principal Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SCHEDULE




To Simon DeBartolo Group, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON DeBARTOLO GROUP, L.P. included in this Form 10-K, and have issued our report thereon dated February 18, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule is the responsibility of Simon DeBartolo Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
February 18, 1997

                          SIMON DEBARTOLO GROUP, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1996 SCHEDULE III

                             (DOLLARS IN THOUSANDS)

                                                         COST CAPITALIZED      GROSS AMOUNTS
                                                           SUBSEQUENT TO     WHICH CARRIED AT
                                      INITIAL COST          ACQUISITION      CLOSE OF PERIOD
                                 ---------------------  ------------------  ------------------
                                         BUILDINGS AND       BUILDINGS AND       BUILDINGS AND             ACCUMULATED     DATE OF
NAME, LOCATION      ENCUMBRANCES   LAND   IMPROVEMENTS  LAND  IMPROVEMENTS  LAND  IMPROVEMENTS     TOTAL  DEPRECIATION  CONSTRUCTION
--------------      ------------   ----   ------------  ----  ------------  ----  ------------     -----  ------------  ------------
REGIONAL MALLS
Alton Square, Alton,
 IL                    $      0  $    154   $  7,641  $     0 $  1,174    $    154   $  8,815    $  8,969    $    917  1993 (Note 3)
Amigoland Mall,
 Brownsville, TX              0     1,045      4,518        0      875       1,045      5,393       6,438       1,085  1974
Anderson Mall,
 Anderson, SC            19,000     1,838     18,122    1,363    1,785       3,201     19,907      23,108       2,752  1972
Barton Creek Square,
 Austin, TX              63,549     4,413     20,699      771   15,849       5,184     36,548      41,732       4,058  1981
Battlefield Mall,
 Springfield, MO         50,724     4,040     29,783    3,225   29,388       7,265     59,171      66,436       6,980  1976
Bay Park Square,
 Green Bay, WI           11,961     6,997     25,623        0        0       6,997     25,623      32,620         310  1996 (Note 4)
Bergen Mall,
 Paramus, NJ                  0    11,020     92,541        0    3,962      11,020     96,503     107,523         686  1996 (Note 4)
Biltmore Square,
 Asheville, NC           28,265    10,907     19,315        0       78      10,907     19,393      30,300         234  1996 (Note 4)
Boynton Beach Mall,
 Boynton Beach, FL            0    33,758     67,710        0       26      33,758     67,736     101,494         836  1996 (Note 4)
Broadway Square,
 Tyler, TX                    0    11,470     32,450        0    1,327      11,470     33,777      45,247       2,042  1994 (Note 3)
Brunswick Square,
 East Brunswick, NJ      22,927     8,436     55,838        0      373       8,436     56,211      64,647         674  1996 (Note 4)
Castleton Square,
 Indianapolis, IN             0    45,011     80,963        0       93      45,011     81,056     126,067         981  1996 (Note 4)
Century Consumer
 Mall, Merrillville,          0
 IN                           0     2,190      9,589        0    1,314       2,190     10,903      13,093       2,054  1992 (Note 3)
Charles Town Square,
 Charleston, SC               0       539      2,825      500      530       1,039      3,355       4,394         575  1976
Chautauqua Mall,
 Lakewood, NY             4,984     3,258      9,659        0    2,499       3,258     12,158      15,416         111  1996 (Note 4)
Cheltenham Square,
 Philadelphia, PA        16,945    14,226     43,799        0        0      14,226     43,799      58,025         528  1996 (Note 4)
Chesapeake Square,
 Chesapeake, VA          52,576    11,533     70,461        0        5      11,533     70,466      81,999         847  1996 (Note 4)
Cielo Vista Mall,
 El Paso, TX             58,652     1,307     18,512      608   12,621       1,915     31,133      33,048       5,267  1974
College Mall,
 Bloomington, IN         43,429     1,012     16,245      722   16,298       1,734     32,543      34,277       4,790  1965
Columbia Center,
 Kennewick, WA           43,369    27,170     58,185        0      517      27,170     58,702      85,872         742  1996 (Note 4)
Cottonwood Mall,
 Albuquerque, NM              0         0          0   12,555   69,173      12,555     69,173      81,728       1,337  1993
Crossroads Mall,
 Omaha, NE               41,440       884     37,293      409   21,636       1,293     58,929      60,222       2,619  1994 (Note 3)
Crystal River Mall,
 Crystal River, FL       16,000    11,679     14,252        0      228      11,679     14,480      26,159         171  1996 (Note 4)
DeSoto Square,
 Bradenton, FL           40,869     9,531     52,716        0    2,050       9,531     54,766      64,297         641  1996 (Note 4)
East Towne Mall,
 Knoxville, TN           55,000     5,269     22,965    3,699   20,083       8,968     43,048      52,016       2,216  1984
Eastern Hills Mall,
 Buffalo, NY             40,869    15,444     47,604        0       77      15,444     47,681      63,125         604  1996 (Note 4)
Eastgate Consumer
 Mall, Indianapolis,
 IN                      25,429       425      4,722      187    2,826         612      7,548       8,160       2,683  1991 (Note 3)
Eastland Mall,
 Tulsa, OK               30,000     3,124     24,035      518    5,692       3,642     29,727      33,369       3,341  1986
Forest Mall,
 Fond Du Lac, WI         12,800       754      4,498        0      903         754      5,401       6,155       1,035  1973
Forest Village Park,
 Forestville, MD         20,600     1,212      4,625      757    3,401       1,969      8,026       9,995       1,171  1980
Fremont Mall,
 Fremont, NE                  0        26      1,280      265    1,718         291      2,998       3,289         237  1983
Glen Burnie Mall,
 Glen Burnie, MD          6,978     7,422     22,878        0        0       7,422     22,878      30,300         275  1996 (Note 4)
Golden Ring Mall,
 Baltimore, MD           29,750     1,130      8,955      572    8,436       1,702     17,391      19,093       2,486  1974 (Note 3)
Great Lakes Mall,
 Cleveland, OH           62,856    14,608    100,362        0      318      14,608    100,680     115,288       1,216  1996 (Note 4)
Greenwood Park Mall,
 Greenwood, IN           36,374     2,606     23,500    5,275   50,895       7,881     74,395      82,276       8,648  1977
Gulf View Square,
 Port Richey, FL         38,600    13,689     39,997        0       11      13,689     40,008      53,697         481  1996 (Note 4)
Heritage Park,
 Midwest City, OK             0       598      6,213        0      705         598      6,918       7,516       1,118  1978
Hutchinson Mall,
 Hutchison, KS           11,523     1,777     18,427        0    2,174       1,777     20,601      22,378       2,753  1985

                                                         COST CAPITALIZED      GROSS AMOUNTS
                                                           SUBSEQUENT TO     WHICH CARRIED AT
                                      INITIAL COST          ACQUISITION      CLOSE OF PERIOD
                                 ---------------------  ------------------  ------------------
                                         BUILDINGS AND       BUILDINGS AND       BUILDINGS AND             ACCUMULATED     DATE OF
NAME, LOCATION      ENCUMBRANCES   LAND   IMPROVEMENTS  LAND  IMPROVEMENTS  LAND  IMPROVEMENTS     TOTAL  DEPRECIATION  CONSTRUCTION
--------------      ------------   ----   ------------  ----  ------------  ----  ------------     -----  ------------  ------------
Independence Center,
 Independence, MO             0     5,539     45,822        0    2,080       5,539     47,902      53,441       2,838  1994 (Note 3)
Ingram Park Mall,
 San Antonio, TX         56,107       820     17,182      169   11,562         989     28,744      29,733       4,167  1979
Irving Mall,
 Irving, TX              43,375     6,736     17,479    2,533   10,673       9,269     28,152      37,421       4,966  1971
Jefferson Valley
 Mall, Yorktown, NY      50,000     4,869     30,304        0    2,649       4,869     32,953      37,822       4,240  1983
La Plaza,
 McAllen, TX             50,526     2,194      9,828        0    2,042       2,194     11,870      14,064       1,571  1976
Lafayette Square,
 Indianapolis, IN             0    25,546     43,294        0    1,988      25,546     45,282      70,828         483  1996 (Note 4)
Lima Mall,
 Lima, OH                19,412     7,910     35,495        0      219       7,910     35,714      43,624         431  1996 (Note 4)
Lincolnwood Town
 Center,
 Lincolnwood, IL         63,000    11,197     63,490       28        0      11,225     63,490      74,715       5,926  1990
Longview Mall,
 Longview, TX            22,100       278      3,602      124    2,437         402      6,039       6,441       1,208  1978
Machesney Park Mall,
 Rockford, IL                 0       613      7,460      120    3,025         733     10,485      11,218       1,683  1979
Mall of the
 Mainland,
 Galveston, TX           40,706     1,861      4,708        0        0       1,861      4,708       6,569          57  1996 (Note 4)
Markland Mall,
 Kokomo, IN              10,000         0      7,568        0      901           0      8,469       8,469         913  1983
Mc Cain Mall,
 N. Little Rock, AR      26,304         0      9,515        0    5,303           0     14,818      14,818       2,856  1973
Melbourne Square,
 Melbourne, FL           40,214    20,552     51,110        0       48      20,552     51,158      71,710         616  1996 (Note 4)
Memorial Mall,
 Sheboygan, WI                0       175      4,881        0      624         175      5,505       5,680         740  1980
Miami International
 Mall, Miami, FL         47,500    18,685     69,959        0       22      18,685     69,981      88,666       9,104  1996 (Note 4)
Midland Park Mall,
 Midland, TX             22,500       704      9,613        0    2,510         704     12,123      12,827       1,996  1980
Miller Hill Mall,
 Duluth, MN              34,500     2,537     18,114        0    1,522       2,537     19,636      22,173       2,556  1973
Mission Viejo Mall,
 Mission Viejo, CA            0     9,139     54,445        0    9,595       9,139     64,040      73,179         701  1996 (Note 4)
Mounds Mall,
 Anderson, IN                 0         0      2,689        0    1,536           0      4,225       4,225         681  1964
Muncie Mall,
 Muncie, IN              44,000       210      5,964        0   12,906         210     18,870      19,080       1,434  1975
North East Mall,
 Hurst, TX               22,442     1,440     13,473      784   15,447       2,224     28,920      31,144         369  1996 (Note 4)
North Towne Square,
 Toledo, OH              23,500       579      8,382        0    1,411         579      9,793      10,372       2,205  1980
Northgate Shopping
 Center, Seattle         80,983    89,991     57,873        0      283      89,991     58,156     148,147         699  1996 (Note 4)
Northwoods Mall,
 Peoria, IL                   0     1,202     12,779    1,449   17,574       2,651     30,353      33,004       4,484  1983 (Note 3)
Orange Park Mall,
 Orange Park, FL              0    13,345     65,173        0    2,241      13,345     67,414      80,759       3,881  1994 (Note 3)
Paddock Mall,
 Ocala, FL               30,700    20,420     30,490        0       32      20,420     30,522      50,942         368  1996 (Note 4)
Port Charlotte Town
 Center, Port
 Charlotte, FL           46,548     5,561     59,381        0        9       5,561     59,390      64,951         715  1996 (Note 4)
Prien Lake Mall,
 Lake Charles, LA             0     1,926      2,829      725    3,338       2,651      6,167       8,818         821  1972
Raleigh Springs
 Mall, Memphis, TN       24,921     9,137     28,604        0       34       9,137     28,638      37,775         339  1996 (Note 4)
Randall Park Mall,
 Cleveland, OH           34,269     4,421     52,456        0      480       4,421     52,936      57,357         650  1996 (Note 4)
Richardson Square,
 Dallas, TX              15,948     4,867      6,329        0      101       4,867      6,430      11,297         101  1996 (Note 4)
Richmond Mall,
 Cleveland, OH                0     2,666     12,112        0        2       2,666     12,114      14,780         146  1996 (Note 4)
Richmond Square,
 Richmond, IN             6,977     4,309     11,343        0      488       4,309     11,831      16,140         137  1996 (Note 4)
Ross Park Mall,
 Pittsburgh, PA          60,000    15,269     50,995    9,617   40,162      24,886     91,157     116,043       2,554  1996 (Note 4)
South Park Mall,
 Shreveport, LA          24,748       855     13,691       74    2,193         929     15,884      16,813       2,682  1975
Southern Park Mall,
 Youngstown, OH          55,822    16,982     77,774       97    2,792      17,079     80,566      97,645         947  1996 (Note 4)
Southgate Mall,
 Yuma, AZ                     0     1,817      7,974        0    2,826       1,817     10,800      12,617       1,282  1988 (Note 3)
Southtown Mall,
 Ft. Wayne, IN                0     2,059     13,288        0      959       2,059     14,247      16,306       3,395  1969

                                                         COST CAPITALIZED      GROSS AMOUNTS
                                                           SUBSEQUENT TO     WHICH CARRIED AT
                                      INITIAL COST          ACQUISITION      CLOSE OF PERIOD
                                 ---------------------  ------------------  ------------------
                                         BUILDINGS AND       BUILDINGS AND       BUILDINGS AND             ACCUMULATED     DATE OF
NAME, LOCATION      ENCUMBRANCES   LAND   IMPROVEMENTS  LAND  IMPROVEMENTS  LAND  IMPROVEMENTS     TOTAL  DEPRECIATION  CONSTRUCTION
--------------      ------------   ----   ------------  ----  ------------  ----  ------------     -----  ------------  ------------
St Charles Towne
 Center Waldorf, MD           0     9,328     52,974    1,180    8,786      10,508     61,760      72,268       7,909  1990
Summit Mall,
 Akron, OH               29,904    25,037     45,036        0    7,106      25,037     52,142      77,179         493  1996 (Note 4)
Sunland Park Mall,
 El Paso, TX             40,149     2,896     28,900        0    1,664       2,896     30,564      33,460       4,771  1988
Tacoma Mall,
 Tacoma, WA              94,752    39,504    125,826        0      859      39,504    126,685     166,189       1,520  1996 (Note 4)
Tippecanoe Mall,
 Lafayette, IN           47,556     4,320      8,474    5,355   30,307       9,675     38,781      48,456       4,500  1973
Towne East Square,
 Wichita, KS             57,419     9,495     18,479    2,042    7,134      11,537     25,613      37,150       4,540  1975
Towne West Square,
 Wichita, KS             40,250       988     21,203       76    3,493       1,064     24,696      25,760       4,050  1980
Treasure Coast
 Square, Stuart, FL      54,581    11,124     73,108        0        0      11,124     73,108      84,232         882  1996 (Note 4)
Tyrone Square,
 St. Petersburg, FL      68,780    15,638    120,962        0      125      15,638    121,087     136,725       1,442  1996 (Note 4)
University Mall,
 Little Rock, AR              0       123     17,411        0      320         123     17,731      17,854       2,824  1967
University Mall,
 Pensacola, FL                0     4,741     26,657        0    1,113       4,741     27,770      32,511       1,636  1994 (Note 3)
University Park
  Mall, South
  Bend, IN               59,500    15,105     61,466        0    4,019      15,105     65,485      80,590       6,587  1996 (Note 4)
Upper Valley Mall,
 Springfield, OH         27,911     8,422     38,745        0      153       8,422     38,898      47,320         473  1996 (Note 4)
Valle Vista Mall,
 Harlingen, TX           34,837     1,398     17,266      372    6,692       1,770     23,958      25,728       3,161  1983
Virginia Center
 Commons                      0     9,765     64,285        0      397       9,765     64,682      74,447         449  1996 (Note 4)
Washington Square,
 Indianapolis, IN        42,861    20,146     41,248        0      218      20,146     41,466      61,612         505  1996 (Note 4)
West Ridge Mall,
 Topeka, KS              50,005     5,775     34,132      197    2,317       5,972     36,449      42,421       4,573  1988
White Oaks Mall,
 Springfield, IL         16,500     3,024     35,692    1,153   12,835       4,177     48,527      52,704       3,269  1977
Wichita Mall,
 Wichita, KS                  0         0      4,535        0      384           0      4,919       4,919         865  1981
Windsor Park Mall,
 San Antonio, TX         14,960     1,194     16,940      130    3,197       1,324     20,137      21,461       3,087  1976
Woodville Mall,
 Toledo, OH                   0     1,830      4,454        0        0       1,830      4,454       6,284          54  1996 (Note 4)
COMMUNITY SHOPPING
 CENTERS
Arvada Plaza,
 Arvada, CO                   0        70        342        0      581          70        923         993         119  1966
Aurora Plaza,
 Aurora, CO                   0        35      5,754        0      908          35      6,662       6,697       1,009  1966
Bloomingdale Court,
 Bloomingdale, IL        29,009     9,735     26,184        0      648       9,735     26,832      36,567       2,209  1987
Boardman Plaza,
 Youngstown, OH          13,955     8,189     26,355        0      134       8,189     26,489      34,678         318  1996 (Note 4)
Bridgeview Court,
 Bridgeview, IL               0       308      3,638        0        0         308      3,638       3,946         383  1988
Brightwood Plaza,
 Indianapolis, IN             0        65        128        0      208          65        336         401          61  1965
Bristol Plaza,
 Bristol, VA                  0        61        325        0       21          61        346         407          94  1966
Buffalo Grove Towne
 Center,
 Buffalo Grove, IL            0     2,044      6,602        0      209       2,044      6,811       8,855         225  1988
Celina Plaza,
 El Paso, TX                  0       138        815        0       13         138        828         966         108  1977
Chesapeake Center,
 Chesapeake, VA           6,563     5,500     12,279        0       23       5,500     12,302      17,802         148  1996 (Note 4)
Cohoes Commons,
 Rochester, NY                0     1,698      8,426        0       51       1,698      8,477      10,175       1,282  1984
Countryside Plaza,
 Countryside, IL              0     1,243      8,507        0      481       1,243      8,988      10,231       1,410  1977
East Towne Commons,
 Knoxville, TN                0     3,921      5,345        0    1,604       3,921      6,949      10,870         632  1990
Eastland Plaza,
 Tulsa, OK                    0       908      3,709        0       29         908      3,738       4,646         374  1987
Forest Plaza,
 Rockford, IL            16,904     4,270     16,818      453      364       4,723     17,182      21,905       1,231  1985
Fox River Plaza,
 Elgin, IL               12,654     2,907      9,453        0       60       2,907      9,513      12,420         716  1985
Great Lakes Plaza,
 Cleveland, OH                0     1,027      2,025        0      925       1,027      2,950       3,977          26  1996 (Note 4)
Greenwood Plus,
 Greenwood, IN                0     1,350      1,792        0    3,914       1,350      5,706       7,056         507  1979 (Note 3)

                                                         COST CAPITALIZED      GROSS AMOUNTS
                                                           SUBSEQUENT TO     WHICH CARRIED AT
                                      INITIAL COST          ACQUISITION      CLOSE OF PERIOD
                                 ---------------------  ------------------  ------------------
                                         BUILDINGS AND       BUILDINGS AND       BUILDINGS AND             ACCUMULATED     DATE OF
NAME, LOCATION      ENCUMBRANCES   LAND   IMPROVEMENTS  LAND  IMPROVEMENTS  LAND  IMPROVEMENTS     TOTAL  DEPRECIATION  CONSTRUCTION
--------------      ------------   ----   ------------  ----  ------------  ----  ------------     -----  ------------  ------------
Griffith Park Plaza,
 Griffith, IN                 0         0      2,412        0       93           0      2,505       2,505         398  1979
Grove at Lakeland
 Square, The,
 Lakeland, FL             3,750     5,237      6,016        0       42       5,237      6,058      11,295          73  1996 (Note 4)
Hammond Square,
 Sandy Springs, GA            0         0         27        0        1           0         28          28           4  1974
Highland Lakes
 Center, Orlando, FL     14,377    13,950     18,490        0        6      13,950     18,496      32,446         223  1996 (Note 4)
Ingram Plaza,
 San Antonio, TX              0       421      1,802        4       22         425      1,824       2,249         338  1980
Lake Plaza,
 Waukegan, IL                 0     2,868      6,420        0      203       2,868      6,623       9,491         445  1986
Lake View Plaza,
 Orland Park, IL         22,169     4,775     17,586        0      256       4,775     17,842      22,617       1,239  1986
Lima Center
 Lima, OH                     0     1,808      5,151        0        0       1,808      5,151       6,959          58  1996 (Note 4)
Lincoln Crossing,
 O'Fallon, IL               997     1,079      2,692        0       36       1,079      2,728       3,807         329  1990
Mainland Crossing,
 Galveston, TX            3,516     1,850      1,737        0        2       1,850      1,739       3,589          82  1996 (Note 4)
Maplewood Square,
 Omaha, NE                    0       466      1,249        0       42         466      1,291       1,757         220  1987
Markland Plaza,
 Kokomo, IN                   0       210      1,258        0      356         210      1,614       1,824         282  1975
Martinsville Plaza,
 Martinsville, VA             0         0        584        0       45           0        629         629         199  1980
Marwood Plaza,
 Indianapolis, IN             0        52      3,597        0       82          52      3,679       3,731         402  1962
Matteson Plaza,
 Matteson, IL            11,159     1,830      9,737        0    1,496       1,830     11,233      13,063         813  1988
Memorial Plaza,
 Sheboygan, WI                0       250        436        0      129         250        565         815         156  1966
Mounds Mall Cinema,
 Anderson, IN                 0        88        158        0        1          88        159         247          30  1975
New Castle Plaza,
 New Castle, IN               0       128      1,621        0      426         128      2,047       2,175         337  1966
North Ridge Plaza,
 Joliet, IL                   0     2,831      7,699        0       30       2,831      7,729      10,560         653  1985
North Riverside Park
 Plaza,
 N. Riverside, IL         7,785     1,062      2,490        0      195       1,062      2,685       3,747         454  1977
Northland Plaza,
 Columbus, OH                 0     4,490      8,893        0      271       4,490      9,164      13,654         602  1988
Northwood Plaza,
 Fort Wayne, IN               0       304      2,922        0      330         304      3,252       3,556         494  1977
Park Plaza,
 Hopkinsville, KY             0       300      1,572        0       24         300      1,596       1,896         224  1968
Regency Plaza, St.
 Charles, MO              1,878       616      4,963        0      126         616      5,089       5,705         319  1988
St. Charles Towne
 Plaza, Waldorf, MD      30,887     8,835     18,993        0        0       8,835     18,993      27,828       1,412  1987
Teal Plaza,
 Lafayette, IN                0        99        878        0       93          99        971       1,070          96  1986
Terrace at The
 Florida Mall,
 Orlando, FL              4,688     5,647      4,126        0      930       5,647      5,056      10,703          57  1996 (Note 4)
Tippecanoe Plaza,
 Lafayette, IN                0       265        440      305    3,315         570      3,755       4,325         355  1962
University Center,
 South Bend, IN               0     2,388      5,214        0        3       2,388      5,217       7,605       1,031  1996 (Note 4)
Wabash Village,
 West Lafayette, IN           0         0        976        0       58           0      1,034       1,034         175  1976
Washington Plaza,
 Indianapolis, IN             0       942      1,697        0        0         942      1,697       2,639         233  1996 (Note 4)
West Ridge Plaza,
 Topeka, KS               4,612     1,491      4,620        0      508       1,491      5,128       6,619         310  1988
White Oaks Plaza,
 Springfield, IL         12,345     3,265     14,267        0      154       3,265     14,421      17,686       1,022  1986
Wood Plaza,
 Fort Dodge, IA               0        45        380        0      701          45      1,081       1,126         158  1967
SPECIALTY RETAIL
 CENTERS
The Forum Shops at
 Caesars,
 Las Vegas, NV          122,716         0     72,866        0   39,931           0    112,797     112,797       8,220  1992
Trolley Square,
 Salt Lake City, UT      27,141     4,899     27,539      263      639       5,162     28,178      33,340       2,968  1986 (Note 3)
MIXED-USE PROPERTIES
New Orleans Centre,
 New Orleans, LA         20,934     3,769     41,231        0      701       3,769     41,932      45,701         491  1996 (Note 4)

                                                         COST CAPITALIZED      GROSS AMOUNTS
                                                           SUBSEQUENT TO     WHICH CARRIED AT
                                      INITIAL COST          ACQUISITION      CLOSE OF PERIOD
                                 ---------------------  ------------------  ------------------
                                         BUILDINGS AND       BUILDINGS AND       BUILDINGS AND             ACCUMULATED     DATE OF
NAME, LOCATION      ENCUMBRANCES   LAND   IMPROVEMENTS  LAND  IMPROVEMENTS  LAND  IMPROVEMENTS     TOTAL  DEPRECIATION  CONSTRUCTION
--------------      ------------   ----   ------------  ----  ------------  ----  ------------     -----  ------------  ------------
O Hare International
 Center,
 Rosemont, IL            27,500       172     60,287        1    8,210         173     68,497      68,670      11,270  1986
Riverway,
 Rosemont, IL           131,450     8,738    129,175       16    5,886       8,754    135,061     143,815      21,580  1988
DEVELOPMENT PROJECTS
Bowie Town Center,
 Bowie, MD                          6,000          0        0       11       6,000          11      6,011           0  1996 (Note 4)
Indian River
  Peripheral,
  Vero Beach, FL                      826          0        0       57         826          57        883           0  1996 (Note 4)
The Shops at Sunset
 Place,
 South Miami, FL              0    11,898      3,210      399   12,960      12,297     16,170      28,467           0  1995
Other                         0         0        674        0      884           0      1,558       1,558           0  1995

                     ----------  -------------------  ----------------  ---------------------  ----------  ----------
                     $3,089,525  $944,129 $3,648,643  $59,092 $621,601  $1,003,221 $4,270,244  $5,273,465  $  270,637
                     ==========  ===================  ================  =====================  ==========  ==========

                           SIMON DEBARTOLO GROUP, L.P.

                  NOTES TO SCHEDULE III AS OF DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)



(1)       Reconciliation of Real Estate Properties:

          The changes in real estate assets for the years ended December 31, 1996 and 1995 are as follows:


                                                                            1996                   1995
                                                                      ------------------      -----------------
BALANCE, BEGINNING OF YEAR                                                    $2,143,925             $1,887,122

             ACQUISITIONS                                                      2,843,287                 32,547
             IMPROVEMENTS                                                        224,605                 73,097
             DISPOSALS                                                           (19,579)               (12,722)
             CONSOLIDATION                                                        81,227                163,881
                                                                      ------------------      -----------------
 BALANCE, CLOSE OF YEAR                                                       $5,273,465             $2,143,925
                                                                      ==================      =================


         The aggregate net book value for federal income tax purposes as of December 31, 1996 was $3,161,185.


(2)      Reconciliation of Accumulated Depreciation:

         The changes in accumulated depreciation and amortization for the years ended December 31, 1996 and 1995 are as follows:

                                                                1996                1995
                                                         -----------------    ----------------
Balance, beginning of year                                      $ 147,341          $   68,222

Carryover of minority partners' interest in                        13,505                  --
accumulated depreciation of DeBartolo Properties
Depreciation expense                                              120,565              79,126
Disposals                                                         (10,774)                 (7)
                                                         -----------------    ----------------
Balance, close of year                                          $ 270,637           $ 147,341
                                                         =================    ================



         Depreciation of Simon DeBartolo Group, L.P.'s investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:


         Buildings - typically 35 years
         Improvements - shorter of lease term or useful life

(3)      Initial cost represents net book value at December 20, 1993.


(4) Not developed/constructed by the Simons or the DeBartolos. The date of construction represents acquisition date.

                                            INDEX TO EXHIBITS

 EXHIBITS

2.1           Agreement and Plan of Merger among SPG, Sub and DRC, dated as of
                March 26, 1996, as amended (included as Annex I to the Prospectus/Joint Proxy Statement filed as part of Form S-4 of Simon Property Group, Inc. (Registration No. 333-06933)
****3.3       Articles Supplementary with respect to the Series B Preferred
                Stock of the Company to the Amended and Restated Charter.
*4.1          Secured Promissory Note and Open-End Mortgage and Security
                Agreement from Simon Property Group, L.P. in favor of Principal Mutual Life Insurance Company (Pool 1).
*4.2          Secured Promissory Note and Open-End Mortgage and Security
                Agreement from Simon Property Group, L.P. in favor of Principal Mutual Life Insurance Company (Pool 2).
****4.3       Credit Agreement dated as of September 27, 1996 among the
                Operating Partnership and Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Chase Manhattan Bank as Lead Agents.
*9.1          Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand.
10.1          Fifth Amended and Restated Limited Partnership Agreement of
                Simon DeBartolo Group, L.P. (Incorporated by Reference to
                Exhibit 10.1.1 of the Company's Form S-4 (Registration No. 333-06933))
10.2          Third Amended and Restated Agreement of Limited Partnership of
                Simon Property Group, L.P. (Incorporated by Reference to
                Exhibit 10.1.2 of the Company's Form S-4 (Registration No. 333-06933))
*10.3         Noncompetition Agreement dated as of December 1, 1993 between the Company and each of Melvin Simon and Herbert Simon.
*10.4         Noncompetition Agreement dated as of December 1, 1993 between the Company and David Simon.
*10.5         Restriction and Noncompetition Agreement dated as of December 1,
                1993 among the Company and the Management Companies.
*10.6         Simon Property Group, L.P. Employee Stock Plan.
*10.7         Simon DeBartolo Group, Inc. Director Stock Option Plan.
****10.8      Restated Indemnity Agreement dated as of August 9, 1996 between the Company and its directors and officers.
*10.9         Option Agreement to acquire the Excluded Retail Properties.
                (Previously filed as Exhibit 10.10.)
*10.10        Option Agreement to acquire the Excluded Properties--Land.
                (Previously filed as Exhibit 10.11.)
*10.11        Registration Rights Agreement dated as of December 1, 1993 between the Company, certain Limited Partners and certain other parties. (Previously filed as Exhibit 10.12.)
*10.12        Option Agreements dated as of December 1, 1993 between the
                Management Company and Simon Property Group, L.P. (Previously filed as Exhibit 10.20.)
*10.13        Option Agreement dated as of December 1, 1993 to acquire
                Development Land. (Previously filed as Exhibit 10.22.)
*10.14        Option Agreement dated December 1, 1993 between the Management
                Company and Simon Property Group, L.P. (Previously filed as
                Exhibit 10.25.)
*10.15        Option Agreement dated December 1, 1993 between Simon
                Enterprises, Inc. and Simon Property Group, L.P. (Previously filed as Exhibit 10.26.)
*10.16        Lock-Up Agreement dated December 20, 1993 between MSA and Simon
                Property Group, L.P. (Previously filed as Exhibit 10.27.)
***10.17      Operating Agreement of Summit Mall Company, L.L.C. dated
                February 23, 1995.
***10.18      Series A Preferred Stock Purchase Agreement between the Company and Algemeen Burgerlijk Pensioenfonds dated as of October 27, 1995.

10.19         Partnership Agreement of DeBartolo Capital Partnership (the
                "Financing Partnership") (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(b).)
10.20         Amended and Restated Articles of Incorporation of DPMI
                (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(c).)
10.21         Amended and Restated Code of Regulations of DPMI (Incorporated
                by reference to the 1994 DRC Form 10-K Exhibit 10(d).)
10.22         Assignment and Assumption of Management, Leasing and Development
                Agreements between DPMI and DRP, LP (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.14.)
10.23         Assignment and Assumption of Corporate Services Agreement DPMI
                and DRP, LP (Incorporated by reference to the 1995 DRC Form 10-K
                Exhibit 10.15.)
10.24         Bill of Sale between DPMI and DRP, LP (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.16.)
10.25         First Amendment to the Corporate Services Agreement between DRC and DPMI (Incorporated by reference to the 1995 DRC Form 10-K
                Exhibit 10.17.)
10.26         Service Agreement between EJDC and DPMI (Incorporated by
                reference to the 1994 DRC Form 10-K Exhibit 10.(f).)
10.27         Master Services Agreement between DRP, LP and DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(g).)
10.28         First Amendment to Master Services Agreement between DRP, LP and
                DPMI (Incorporated by reference to the 1995 DRC Form 10-K
                Exhibit 10.20.)
10.29         Restated Master Services Agreement between the Financing
                Partnership and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.22.)
10.30         Master Services Agreement between the Financing Partnership and
                DRP, LP (Incorporated by reference to the 1995 DRC Form 10-K
                Exhibit 10.23.)
10.31         Form of Mortgage or Securitized Debt Financing (Incorporated by
                reference to the 1994 DRC Form 10-K Exhibit 10(i).)
10.32         Loan Agreement for Securitized Debt Financing (Incorporated by
                reference to the 1994 DRC Form 10-K Exhibit 10(j).)
10.33         DRC 1994 Stock Incentive Plan (Incorporated by reference to the
                1994 DRC Form 10-K Exhibit 10(k).)
10.34         Purchase Option and Right of First Refusal Agreement between
                DRP, LP and Edward J. DeBartolo (for Northfield Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(o).)
10.35         Indemnification Agreement between DRC and its directors and officers (Incorporated by reference to the 1994 DRC Form 10-K
                Exhibit 10(u).)
10.36         Amendment to Indemnification Agreement between DRP, LP and the directors and officers of DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.49.)
10.37         Indemnification Agreement between DRP, LP and the directors and officers of DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.50.)
10.38         Indemnification Agreement between DPMI and its directors and officers (Incorporated by reference to the 1995 DRC Form 10-K
                Exhibit 10.51.)
10.39         Form of Partnership Interest Exchange Agreement among DRC; DRP,
                LP; and certain DeBartolo Employees (Relating to November 29, 1993 Private Placement) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(ac)(1).)
10.40         Form of Partnership Interest Exchange Agreement among DRC; DRP,
                LP; and certain DeBartolo Employees (Relating to April 1, 1994 Private Placement) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(ac)(2).)
10.41         Form of Partnership Interest Purchase Agreement with Amendment among DRC and certain DeBartolo Employees (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(ad).)
10.42         Letter Agreement regarding Access to Confidential Information among DRC; DRP, LP; and EJDC (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(ae).)

10.43         Office Lease between DRP, LP and an affiliate of EJDC
                (Southwoods Executive Center) (Incorporated by reference to the
                1995 DRC Form 10-K Exhibit 10.69.)
10.44         Sublease between DRP, LP and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.70.)
10.45         Purchase Option and Right of First Refusal Agreement between
                DRP, LP and Robinson Mall, Inc. (for The Mall at Robinson Town
                Center) (Incorporated by reference to the 1994 DRC Form 10-K
                Exhibit 10(p)(1).)
10.46         Purchase Option and Right of First Refusal Agreement between
                DRP, LP and EJDC (for SouthPark Center Development Site)
                (Incorporated by reference to the 1994 DRC Form 10-K Exhibit
                10(p)(2).)
10.47         Purchase Option and Right of First Refusal Agreement between
                DRP, LP and Washington Mall Associates (for Washington,
                Pennsylvania Site) (Incorporated by reference to the 1994 DRC
                Form 10-K Exhibit 10(p)(3).)
10.48         Purchase Option and Right of First Offer Agreement between DRP,
                LP and Cutler Ridge Mall, Inc. (for Cutler Ridge Mall)
                (Incorporated by reference to the 1994 DRC Form 10-K Exhibit
                10(q)(1).)
10.49         Purchase Option and Right of First Offer Agreement between DRP,
                LP and Almonte, Inc. (for Red Bird Mall) (Incorporated by
                reference to the 1994 DRC Form 10-K Exhibit 10(q)(2).)
10.50         Purchase Option and Right of First Refusal Agreement between
                DRP, LP and DeBartolo-Stow Associates (for University Town
                Center) (Incorporated by reference to the 1994 DRC Form 10-K
                Exhibit 10(r).)
10.51         Acquisition Option Agreement between DRP, LP and Coral Square
                Associates (for Coral Square) (Incorporated by reference to the
                1994 DRC Form 10-K Exhibit 10(s)(1).)
10.52         Acquisition Option Agreement between DRP, LP and Lakeland Square
                Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(2).)
****10.53     Amended and Restated Articles of Incorporation of SD Property
                Group, Inc.
****10.54     Amended and Restated Regulations of SD Property Group, Inc.
****10.55     Indemnity Agreement by and between the Company and its new
                Directors, dated as of August 9, 1996
****10.56     Contribution Agreement, dated as of June 25, 1996, by and among
                DRC and the former limited partners of SPG, LP., excluding JCP
                Realty, Inc. and Brandywine Realty, Inc.
****10.57     JCP Contribution Agreement, dated as of August 8, 1996, by and among DRC and JCP Realty, Inc., and Brandywine Realty, Inc.
****10.58     Subscription Agreement by and between Day Acquisition Corp., and the Purchaser (as defined in this Exhibit)
****10.59     Amendment to Service Agreement dated as of August 9, 1996, between EJDC and DPMI
****10.60     Registration Rights Agreement (the "Agreement"), dated as of
                August 9, 1996, by and among the "Simon Family Members" (As defined in the Agreement), SPG, Inc., JCP Realty, Inc.,
                Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo
                Sr., Edward J. DeBartolo, Jr., Marie Denise DeBartolo York,
                and the Trusts and other entities listed on Schedule 2 of the
                Agreement, and any of their respective successors-in-interest and permitted assigns.
****10.61       Fourth Amendment to Purchase Option Agreement, dated as of July
                15, 1996, between JCP Realty, Inc., and DRP, LP.
****21.1      List of Subsidiaries of the Company.
23.1          Consent of Arthur Andersen LLP.
****99.1      Agreement dated November 13, 1996 between Simon DeBartolo Group,
                Inc. and Simon DeBartolo Group, L.P. (Incorporated by reference to Amendment No. 3 of Form S-3 filed by Simon
                DeBartolo Group, L.P. and Simon Property Group, L.P. on
                November 20, 1996 under Registration No. 333-11491)

      * Incorporated by reference to the exhibit with the same number (or as indicated) that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1993.

     ** Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.

    *** Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1995.

  **** Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1996.