Form 10-K/A
period 1996-12-31
SIMON DEBARTOLO GROUP L P
filed 1997-05-08
CIK 1022344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                               (Amendment No. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1996
                       Commission file number 333-11491

                          SIMON DeBARTOLO GROUP, L.P.
            (Exact name of registrant as specified in its charter)

              Delaware                            34-1755769
    (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification No.)

     115 West Washington Street
       Indianapolis, Indiana                        46204
  (Address of principal executive                 (Zip Code)
              offices)

      Registrant's telephone number, including area code:  (317) 636-1600

       Securities registered pursuant to Section 12 (b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:


  Title of each class

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

     Simon DeBartolo Group, L.P. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997. This amendment includes the financial data schedule as Exhibit 27, as required by Item 601(c) of Regulation S-K.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SIMON DeBARTOLO GROUP, L.P.
                                By: Simon DeBartolo Group, Inc.,
                                   General Partner

                                By /s/ James M. Barkley
                                   ----------------------
                                   James M. Barkley
                                   Secretary/General Counsel

May 6, 1997