Form 10-Q
period 1997-03-31
SIMON DEBARTOLO GROUP L P
filed 1997-05-15
CIK 1022344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


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

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)

                                                   March 31,   December 31,
                                                     1997           1996
ASSETS:                                           ----------    -----------
Investment properties, at cost                    $5,353,235     $5,301,021
  Less _ accumulated depreciation                    315,572        279,072
                                                  ----------    -----------
                                                   5,037,663      5,021,949
Cash and cash equivalents                             41,946         64,309
Restricted cash                                        4,422          6,110
Tenant receivables and accrued revenue, net          165,863        166,119
Notes and advances receivable from Management
Company and affiliate                                 90,157         75,452
Investment in partnerships and joint ventures, at
equity                                               404,192        394,409
Deferred costs, net                                   87,006         91,925
Other assets                                          49,579         46,567
Minority interest                                     28,068         29,070
                                                  ----------    -----------
Total assets                                      $5,908,896     $5,895,910
                                                  ==========     ==========
LIABILITIES:
Mortgages and other indebtedness                  $3,746,992     $3,681,984
Accounts payable and accrued expenses                181,711        170,203
Cash distributions and losses in partnerships and
joint ventures, at equity                             18,289         17,106
Investment in Management Company and affiliates        7,980          8,567
Other liabilities                                     68,191         72,876
                                                  ----------    -----------
Total liabilities                                  4,023,163      3,950,736
                                                  ----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 12,000,000 units outstanding        292,912        292,912

General Partner, 97,534,311 and 96,880,415 units
outstanding, respectively                            992,142      1,017,333

Limited Partner, 60,974,050 units outstanding        620,267        640,283

Unamortized restricted stock award                  (19,588)        (5,354)
                                                  ----------    -----------
Total partners' equity                             1,885,733      1,945,174
                                                  ----------    -----------
Total liabilities and partners' equity            $5,908,896     $5,895,910
                                                  ==========     ==========


The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)


                                                For the Three Months
                                                  Ended March 31,
                                                 1997         1996
                                               ---------   ---------
REVENUE:
Minimum rent                                   $ 148,019   $  78,454
Overage rent                                       7,515       4,967
Tenant reimbursements                             75,823      46,985
Other income                                      11,057       9,038
                                               ---------   ---------
Total revenue                                    242,414     139,444
                                               ---------   ---------
EXPENSES:
Property operating                                42,668      24,847
Depreciation and amortization                     43,354      24,672
Real estate taxes                                 24,761      13,829
Repairs and maintenance                            9,949       7,073
Advertising and promotion                          5,213       4,194
Provision for credit losses                          975       1,497
Other                                              3,788       2,259
                                               ---------   ---------
Total operating expenses                         130,708      78,371
                                               ---------   ---------
OPERATING INCOME                                 111,706      61,073

INTEREST EXPENSE                                  67,918      38,566
                                               ---------   ---------
INCOME BEFORE MINORITY INTEREST                   43,788      22,507

MINORITY INTEREST                                (1,484)       (503)
GAIN ON SALE OF ASSET, NET                            37          --
                                               ---------   ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES             42,341      22,004

INCOME FROM UNCONSOLIDATED ENTITIES                  721       1,828
                                               ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS                 43,062      23,832

EXTRAORDINARY ITEMS                             (23,247)       (265)
                                               ---------   ---------
NET INCOME                                        19,815      23,567

GENERAL PARTNER PREFERRED UNIT REQUIREMENT       (6,406)     (2,031)
                                               ---------   ---------
NET INCOME AVAILABLE TO UNITHOLDERS            $  13,409   $  21,536
                                               =========   =========
NET INCOME AVAILABLE TO UNITHOLDERS
ATTRIBUTABLE TO:
General Partner                                $   8,233   $  13,154
Limited Partners                                   5,176       8,382
                                               ---------   ---------
                                               $  13,409   $  21,536
                                               =========   =========
EARNINGS PER COMMON SHARE:
Income before extraordinary items              $    0.23   $    0.23
Extraordinary items                               (0.15)          --
                                               ---------   ---------
Net income                                     $    0.08   $    0.23
                                               =========   =========

The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and dollars in thousands)

                                                      For the Three Months
                                                        Ended March 31,
                                                         1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:                  ---------    ---------
  Net income                                           $  19,815    $  23,567
Adjustments to reconcile net income to net
cash provided by operating activities_
Depreciation and amortization                             45,322       26,728
Extraordinary items                                       23,247          265
Gain on sale of assets, net                                 (37)           --
Straight-line rent                                       (1,842)          137
Minority interest                                          1,484          503
Equity in income of unconsolidated entities                (721)      (1,828)
Changes in assets and liabilities_
Tenant receivables and accrued revenue                     3,478        5,883
Deferred costs and other assets                          (6,238)          115
Accounts payable, accrued expenses and other
liabilities                                                5,009     (16,122)
                                                       ---------    ---------
  Net cash provided by operating activities               89,517       39,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (51,156)     (25,249)
Decrease in restricted cash                                1,688           --
Proceeds from sale of assets                                 599           --
Investments in and advances to
unconsolidated entities                                 (29,014)      (5,093)
Distributions from unconsolidated entities                 5,843       11,772
                                                       ---------    ---------
Net cash used in investing activities                   (72,040)     (18,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions                                  2,961           --
Minority interest distributions                          (1,346)      (1,649)
Partnership distributions                               (84,167)     (50,625)
Mortgage and other indebtedness proceeds, net of
transaction costs                                        117,958      105,568
Mortgage and other indebtedness principal payments      (54,246)     (91,548)
Other refinancing transaction                           (21,000)           --
                                                       ---------    ---------
Net cash used in financing activities                   (39,840)     (38,254)
                                                       ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                   (22,363)     (17,576)

CASH AND CASH EQUIVALENTS, beginning of period            64,309       62,721
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, end of period               $  41,946    $  45,145
                                                       =========    =========
The accompanying notes are an integral part of these statements.

                          SIMON DEBARTOLO GROUP, L.P.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Dollars in thousands)


NOTE 1 - ORGANIZATION

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT"). On August 9, 1996 (the "Merger date"), the Company acquired, through merger (the "Merger") the national shopping center business of DeBartolo Realty Corporation ("DRC") (See Note 4).

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership." Prior to the Merger date, references to the Operating Partnership refer to SPG, LP only. The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 1997, the Operating Partnership owned or held an interest in 186 income-producing properties, consisting of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in four properties under construction, seven parcels of land held for future development and substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"
- See Note 7).

NOTE 2 - BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon DeBartolo Group, L.P. Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the Operating Partnership include all accounts of all entities owned or controlled by the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Operating PartnershipCompany's assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. The Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in the Management Company are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. In addition, the Operating Partnership held a 2% noncontrolling ownership interest in one Property which is accounted for using the cost method of accounting.

     Net operating results of the Operating Partnership are allocated after preferred distributions, based on its partners' ownership interests. The Company's weighted average ownership interest in the Operating Partnership for the three months ended March 31, 1997 and 1996 was 61.4% and 61.1%, respectively. The Company owned 61.5% and 61.4% of the Operating Partnership as of March 31, 1997 and December 31, 1996, respectively.

NOTE 3 - RECLASSIFICATIONS

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

NOTE 4 -THE MERGER

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

          PRO FORMA

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Operating Partnership as if the Merger and the issuances of $200,000 of Series B cumulative preferred stock ("Series B" preferred stock), $100,000 of 6 3/4% putable asset trust securities ("PATS"), and $250,000 of 6 7/8% unsecured notes (the "Notes"), as described in the Operating Partnership's 1996 Form 10-K, had occurred as of January 1, 1996, and were carried forward through March 31, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger and the issuances of the Notes, PATS and Series B preferred stock had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                       1996
                                                  ---------------
Revenue                                              $   228,720
Net income available to holders of common units           40,249
Net income per unit                                  $      0.26
Weighted average number of units outstanding         156,761,781

NOTE 5 - CASH FLOW INFORMATION

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1997 was $61,366, as compared to $37,612 for the same period in 1996. All accrued distributions had been paid as of March 31, 1997 and December 31, 1996.

NOTE 6 - PER UNIT DATA

     Per unit data is based on the weighted average number of units of ownership in the Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of Units used in the computation for the three months ended March 31, 1997 and 1996 was 157,951,481 and 95,664,804, respectively.
Units of ownership in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. The outstanding stock options and the Preferred Units have not been included in the computations of per Unit data as they did not have a dilutive effect.

NOTE 7 - INVESTMENT IN UNCONSOLIDATED ENTITIES

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                    March 31,    December 31,
BALANCE SHEETS                                         1997           1996
ASSETS:                                              ----------     ----------
  Investment properties at cost, net                 $1,905,416     $1,887,555
  Cash and cash equivalents                              72,536         61,267
  Tenant receivables                                     56,611         58,548
  Other assets                                           74,191         69,365
                                                     ----------     ----------
          Total assets                               $2,108,754     $2,076,735
                                                     ==========     ==========
LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable                  $1,175,010     $1,121,804
  Accounts payable, accrued expenses and other
 liabilities                                            174,686        213,394
                                                     ----------     ----------
          Total liabilities                           1,349,696      1,335,198
  Partners' equity                                      759,058        741,537
                                                     ----------     ----------
          Total liabilities and partners' equity     $2,108,754     $2,076,735
                                                     ==========     ==========
THE OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                       $  616,585     $  602,084
                                                     ==========     ==========
  Partners' equity                                   $  155,883     $  144,376
  Add: Excess Investment                                230,020        232,927
                                                     ----------     ----------
  Operating Partnership's net Investment in Joint
 Ventures                                            $  385,903     $  377,303
                                                     ==========     ==========

                                                    For the Three Months
                                                      Ended March 31,
                                                  -----------------------
 STATEMENTS OF OPERATIONS                              1997        1996

 REVENUE:                                            ---------   ---------
   Minimum rent                                       $ 52,455    $ 27,964
   Overage rent                                          1,691         762
   Tenant reimbursements                                25,232      14,069
   Other income                                          1,697       4,769
                                                     ---------   ---------
           Total revenue                                81,075      47,564

 OPERATING EXPENSES:
   Operating expenses and other                         30,794      17,568
   Depreciation and amortization                        17,999      10,670
                                                     ---------   ---------
           Total operating expenses                     48,793      28,238
                                                     ---------   ---------

 OPERATING INCOME                                       32,282      19,326
 INTEREST EXPENSE                                       21,089       7,847
 EXTRAORDINARY LOSS                                        858           0
                                                     ---------   ---------
 NET INCOME                                          $  10,335   $  11,479
                                                     =========   =========
 THIRD-PARTY INVESTORS' SHARE OF NET INCOME              7,294      10,022
                                                     ---------   ---------
 THE OPERATING PARTNERSHIP'S SHARE OF NET INCOME         3,041       1,457
 AMORTIZATION OF EXCESS INVESTMENT                     (2,907)           0
                                                     ---------   ---------
 INCOME FROM UNCONSOLIDATED ENTITIES                 $     134   $   1,457
                                                     =========   =========

     As of March 31, 1997 and December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $230,020 and $232,927, respectively. This Excess Investment, which resulted primarily from the Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three months ended March 31, 1997 was $2,907.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $587 and $371 for the three month periods ended March 31, 1997 and 1996, respectively.

NOTE 8 - DEBT

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Operating Partnership's unsecured revolving credit facility, resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     At March 31, 1997, the Operating Partnership had consolidated debt of $3,746,992, of which $2,753,668 was fixed-rate debt and $993,324 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1997 and December 31, 1996 was $464,677 and $448,218, respectively. As of March 31, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $652,936 and $524,561 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $613 and $453 for the three months ended March 31, 1997 and 1996, respectively.

     On April 14, 1997, the Operating Partnership obtained improvements to its unsecured revolving line of credit (the "Credit Line"). The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150,000 to $300,000.

     The Operating Partnership is currently finalizing the allocation of $300,000 of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

NOTE 8 - PARTNERS' EQUITY

     The following table summarizes the change in the Operating Partnership's partners' equity since December 31, 1996.
                                                                      Unamor-
                                                                       tized
                                                                    Restricted     Total
                                Preferred   General     Limited        Stock     Partners'
                                  Units     Partner     Partner        Award      Equity
                               ----------  ----------  ----------   ----------  ----------
Balance at December 31, 1996   $  292,912  $1,017,333  $  640,283   $  (5,354)  $1,945,174

Units issued in connection
with stock incentive program
(503,648 Units)                                15,739                 (15,739)           -

Other Units issuances (146,347
Units)                                          3,406                                3,406

Amortization of stock
incentive                                                                1,505       1,505

Adjustment to allocate net
equity of the Operating
Partnership                                   (4,838)       4,838                        -

Net income                          6,406       8,233       5,176                   19,815

Distributions                     (6,406)    (47,731)    (30,030)                 (84,167)
                               ----------  ----------  ----------   ----------  ----------
Balance at March 31, 1997      $  292,912  $  992,142  $  620,267   $ (19,588)  $1,885,733
                               ==========  ==========  ==========   ==========  ==========

STOCK INCENTIVE PROGRAMS

     Under the terms of the Operating Partnership's Stock Incentive Programs (the "Plans"), eligible executives receive restricted stock, subject to performance standards, vesting requirements and other terms of the Plans. On March 26, 1997, the compensation committee of the board of directors of the Company approved the issuance of 507,549 shares under the Plans. As of March 31, 1997, there were total of 850,890 shares issued under the Plans, with 391,870 shares remaining available for issuance, subject to applicable performance standards and other terms of the Plans. The value of shares issued under the Plans is being amortized pro-rata over their respective four-year vesting periods. Approximately $1,505 and $521 have been amortized for the three-month periods ended March 31, 1997 and 1996, respectively.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

     The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Operating Partnership is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Operating Partnership to predict the outcome of this litigation at this stage based on the information known to the Operating Partnership to date, the Operating Partnership does not expect this action will have a material adverse effect on the Operating Partnership.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Operating Partnership is seeking to overturn the award and has appealed the verdict. Although the Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership.

     The Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Operating Partnership's financial position or results of operations.

=============================================================================
Consolidated Condensed Financial Statements of Simon Property Group, L.P. (Guarantor)
=============================================================================

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)



                                              March 31,  December 31,
                                                  1997         1996
ASSETS:
Investment properties, at cost                 $2,498,799   $2,467,779
  Less _ accumulated depreciation                 258,509      238,167
                                                2,240,290    2,229,612
Cash and cash equivalents                          35,367       50,009
Tenant receivables and accrued revenue, net       136,054      136,496
Notes and advances receivable from Management
Company                                            78,683       63,978
Investment in partnerships and joint ventures,
at equity                                         149,349      139,711
Deferred costs, net                                79,665       84,295
Other assets                                       41,103       45,370
Minority interest                                   9,462        9,712
Total assets                                   $2,769,973   $2,759,183

LIABILITIES:
Mortgages and other indebtedness               $2,111,875   $2,042,254
Advances from Simon DeBartolo Group, L.P.         267,966      259,382
Accounts payable and accrued expenses             101,759      113,027
Cash distributions and losses in partnerships
and joint ventures, at equity                      18,056       17,106
Investment in Management Company and affiliates
                                                   17,932       18,519
Minority interest held by affiliates               74,881       12,128
Other liabilities                                  34,594       42,139
Total liabilities                               2,627,063    2,504,555

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 4,000,000 units authorized,
issued and outstanding                             99,923       99,923

General Partner, 958,429 units outstanding            478        1,601

Special Limited Partner, 95,356,834 units
outstanding                                        47,342      158,458

Unamortized restricted stock award                (4,833)      (5,354)
Total partners' equity                            142,910      254,628
Total liabilities and partners' equity         $2,769,973   $2,759,183



The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)

                                             For the Three Months
                                                Ended March 31,
                                              1997         1996

REVENUE:
Minimum rent                                   $ 86,489     $ 78,454
Overage rent                                      4,900        4,967
Tenant reimbursements                            51,639       46,985
Other income                                      4,994        9,038
Total revenue                                   148,022      139,444

EXPENSES:
Property operating                               27,376       24,847
Depreciation and amortization                    26,473       24,672
Real estate taxes                                15,241       13,829
Repairs and maintenance                           6,553        7,073
Advertising and promotion                         3,491        4,194
Provision for credit losses                       1,288        1,497
Other                                             1,488        2,259
Total operating expenses                         81,910       78,371

OPERATING INCOME                                 66,112       61,073

INTEREST EXPENSE                                 43,016       38,566
INCOME BEFORE MINORITY INTEREST                  23,096       22,507

MINORITY INTEREST (Including affiliates'
share of $1,902 in 1997)                          1,170        (503)

GAIN ON SALE OF ASSETS, NET                          37           --
INCOME BEFORE UNCONSOLIDATED ENTITIES            24,303       22,004

INCOME FROM UNCONSOLIDATED ENTITIES               1,774        1,828

INCOME BEFORE EXTRAORDINARY ITEMS                26,077       23,832

EXTRAORDINARY ITEMS                            (23,247)        (265)

NET INCOME                                        2,830       23,567

PREFERRED UNIT REQUIREMENT                        2,031        2,031

NET INCOME AVAILABLE TO UNITHOLDERS             $   799     $ 21,536

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                                 $     8     $ 13,154
Limited Partners                                    791        8,382
                                                $   799     $ 21,536
EARNINGS PER UNIT:
Income before extraordinary items               $  0.25     $   0.23
Extraordinary items                              (0.24)           --
Net income                                      $  0.01     $   0.23


       The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

                                                For the Three Months
                                                  Ended March 31,
                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 2,830      $23,567
Adjustments to reconcile net income to net
cash provided by operating activities_
Depreciation and amortization                       28,494       26,728
Loss on extinguishments of debt                     23,247          265
Gain on sale of assets, net                           (37)           --
Straight-line rent                                    (58)          137
Minority interest                                  (1,170)          503
Equity in income of unconsolidated entities        (1,774)      (1,828)
Changes in assets and liabilities_
Tenant receivables and accrued revenue               1,021        5,883
Deferred costs and other assets                        802          115
Accounts payable, accrued expenses and other
liabilities                                       (18,813)     (16,122)
  Net cash provided by operating activities         34,542       39,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (31,626)     (25,249)
Proceeds from sale of assets                           599           --
Investments in and advances to
unconsolidated entities                           (27,303)      (5,093)
Distributions from unconsolidated entities           4,467       11,772
Net cash used in investing activities             (53,863)     (18,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate                              8,584           --
Minority interest distributions                    (1,664)      (1,649)
Partnership distributions                         (49,466)     (50,625)
 Mortgage and other indebtedness proceeds,
 net of transaction costs                          117,958      105,568
 Mortgage and other indebtedness principal
 payments                                         (49,733)     (91,548)
Other refinancing transaction                     (21,000)           --
  Net cash provided by (used in) financing
   activities                                        4,679     (38,254)

DECREASE IN CASH AND CASH EQUIVALENTS             (14,642)     (17,576)

   CASH AND CASH EQUIVALENTS, beginning
   of period                                       50,009       62,721

  CASH AND CASH EQUIVALENTS, end of period        $35,367      $45,145

                          SIMON PROPERTY GROUP, L.P.

        Notes to Unaudited Consolidated Condensed Financial Statements

                            (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT"). On August 9, 1996 (the "Merger date"), the Company acquired, through a merger (the "Merger"), the national shopping center business of DeBartolo Realty Corporation ("DRC"). (See Note 4.)

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP" or the "Simon Operating Partnership") is a subsidiary partnership of SDG, LP and of the Company. The Simon Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 1997, the Simon Operating Partnership owned or held an interest in 123 income-producing properties, consisting of 63 regional malls, 53 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall in 30 states (the "Properties").
The Simon Operating Partnership also owns interests in two specialty retail centers and two value oriented super-regional malls under construction and five parcels of land held for future development. The Simon Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). - (See Note 7.) The Company indirectly owned 60.8% of the Simon Operating Partnership as of March 31, 1997 and December 31, 1996.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997, are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996, audited financial statements and notes thereto included in the Simon Property Group, L.P. Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the Simon Operating Partnership include all accounts of the entities owned or controlled by the Simon Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Simon Operating Partnership's assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the Simon Operating Partnership have been consolidated. The Simon Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in the Management Company are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net operating results of the Simon Operating Partnership are allocated after distributions based on its partners' ownership interests. The Company's weighted average indirect ownership interest in the Simon Operating Partnership for the three months ended March 31, 1997 and 1996 was 60.8% and 61.1%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

Note 4 -The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail gross leasable area ("GLA") and 558,636 of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting. As a result of the merger, the Simon Operating Partnership became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SPG, LP is absorbed by public company costs and related expenses incurred by the Company.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by the Simon Operating Partnership. In connection therewith, the Simon Operating Partnership transferred partnership interests in certain properties ranging from 1.0% to 49.5% in the form of a distribution to the partners of the Simon Operating Partnership, SDG, LP and the Company. The distribution of the partnership interests in the certain properties has been reflected for financial reporting purposes as of January 1, 1997. The distribution was determined based on the historical cost value of the partnership interests transferred, which aggregated $65,603. The interest in the properties now held directly by SDG, LP and the Company is reflected as minority interest held by affiliates in the accompanying financial statements.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1997, was $37,247, as compared to $37,612 for the same period in 1996. All accrued distributions had been paid as of March 31, 1997 and December 31, 1996.

Note 6 - Per Unit Data

     Per unit data is based on the weighted average number of units of partnership interest in the Simon Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of units used in the computation for the three months ended March 31, 1997 and 1996 was 96,315,263 and 86,757,624, respectively. Additionally, Preferred Units may be converted into common stock of the Company. The outstanding stock options and Preferred Units have not been included in the computations of per Unit data as they did not have a dilutive effect.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                               March 31,   December 31,
BALANCE SHEETS                                    1997          1996
Assets:                                         ----------    ----------
Investment properties at cost, net              $1,389,597    $1,328,600
Cash and cash equivalents                           56,213        41,270
Tenant receivables                                  36,285        37,067
Other assets                                        56,390        54,981
                                                ----------    ----------
Total assets                                    $1,538,485    $1,461,918
                                                ==========    ==========
Liabilities and Partners' Equity:
Mortgages and other notes payable               $  663,530    $  569,433
Accounts payable, accrued expenses and other
 liabilities                                       126,721       161,552
                                                ----------    ----------
Total liabilities                                  790,251       730,985
Partners' equity                                   748,234       730,933
                                                ----------    ----------
Total liabilities and partners' equity          $1,538,485    $1,461,918
                                                ==========    ==========
The Simon Operating Partnership's Share of:
Total assets                                    $  350,839    $  340,449
                                                ==========    ==========
Investment in partnerships and joint
 ventures, at equity                            $  149,349    $  139,711
Cash distributions and losses in partnerships
 and joint ventures, at equity                    (18,056)      (17,106)
                                                ----------    ----------
Partners' equity                                $  131,293    $  122,605
                                                ==========    ==========

                                                 For the Three Months
                                                    Ended March 31,
                                               -----------------------
STATEMENTS OF OPERATIONS                          1997         1996
Revenue:                                        ---------    ---------
  Minimum rent                                  $  30,303     $ 27,964
  Overage rent                                        869          762
  Tenant reimbursements                            14,000       14,069
  Other income                                      1,335        4,769
                                                ---------    ---------
          Total revenue                            46,507       47,564

Operating Expenses:
  Operating expenses and other                     17,678       17,568
  Depreciation and amortization                    11,910       10,670
                                                ---------    ---------
          Total operating expenses                 29,588       28,238
                                                ---------    ---------
Operating Income                                   16,919       19,326
Interest Expense                                    9,426        7,847
Extraordinary Loss                                    858            0
Net Income                                      $   6,635    $  11,479
                                                =========    =========
Third-Party Investors' Share of Net Income          5,448       10,022
                                                ---------    ---------
The Simon Operating Partnership's Share of Net
 Income                                         $   1,187    $   1,457
                                                =========    =========

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Simon Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $587 and $371 for the three-month periods ended March 31, 1997 and 1996, respectively.

Note 8 - Debt

     On January 31, 1997, the Simon Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the financing transaction which included the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Credit Line (as refined below), resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     At March 31, 1997, the Simon Operating Partnership had consolidated debt of $2,111,875, of which $1,280,015 was fixed-rate debt and $831,860 was variable-rate debt. As of March 31, 1997 and December 31, 1996, the Simon Operating Partnership had interest-rate protection agreements related to $435,254 and $306,879 principal amount of debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest-rate protection agreements, interest savings were $230 and $453 for the three months ended March 31, 1997 and 1996, respectively. The Simon Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1997 and December 31, 1996 was $207,261 and $193,310, respectively.

     On April 14, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, obtained improvements to its unsecured revolving credit facility (the "Credit Line"). The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150,000 to $300,000.

     SDG, LP is currently finalizing the allocation of $300,000 of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program. Debt issued under this shelf registration is guaranteed by the Simon Operating Partnership.

     Net advances due SDG, LP of $268,574 result primarily from debt and equity instruments issued by SDG, LP for which a portion of the proceeds were advanced to the Simon Operating Partnership to retire mortgages and other indebtedness and amounts under the Credit Line. The Simon Operating Partnership has recognized interest costs based on the terms of the instruments issued by SDG, LP.

Note 9 - Partners' Equity

     The following table summarizes the change in the Simon Operating Partnership's partners' equity since December 31, 1996.

                                                                  Unamor-
                                                                   tized
                                                       Special   Restricted    Total
                                 Preferred   General   Limited     Stock     Partners'
                                   Units     Partner   Partner     Award      Equity
                                 ---------   ---------  ---------  ----------  ---------
Balance at December 31, 1996     $  99,923   $   1,601  $ 158,458  $  (5,354)  $ 254,628

Amortization of stock incentive                                           521        521

Adjustment to allocate net equity
of the Simon Operating
Partnership                                        (3)          3                      -

Net income                           2,031           8        791                   2830

Distributions                      (2,031)     (1,128)  (111,910)              (115,069)
                                 ---------   ---------  ---------  ----------  ---------
Balance at March 31, 1997        $  99,923   $     478  $  47,342  $   (4833)  $ 142,910
                                 =========   =========  =========  ==========  =========

Note 10 - Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

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

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Simon Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Simon Operating Partnership is seeking to overturn the award and has appealed the verdict. Although the Simon Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company or the Simon Operating Partnership.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     OVERVIEW

     The financial results reported reflect the Merger of the Company and DRC, in accordance with the purchase method of accounting utilized to record the transaction, valued at $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

     In addition, the Operating Partnership acquired additional interest in two regional malls and opened one consolidated regional mall during the comparative periods (the "Property Transactions"). The following is a description of such transactions. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall in Pittsburgh, Pennsylvania, and subsequently began accounting for the Property using the consolidated method of accounting. On July 31, 1996, the Operating Partnership opened Cottonwood Mall in Albuquerque, New Mexico. The Operating Partnership owns 100% of this regional mall and accounts for it using the consolidated method of accounting. On October 4, 1996, the Operating Partnership acquired the remaining interest in North East Mall and subsequently began accounting for the Property using the consolidated method of accounting.

     RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1997 vs. the Three Months Ended March 31, 1996

     Total revenue increased $103.0 million or 73.8% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($93.9 million) and the Property Transactions ($11.2 million).

     Total operating expenses increased $52.3 million, or 66.8%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($47.8 million) and the Property Transactions ($6.1 million).

     Interest expense increased $29.4 million, or 76.1% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($26.0 million) and the Property Transactions ($4.1 million).

     Income from unconsolidated entities decreased $1.1 million for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease is primarily due to the amortization of the Operating Partnership's excess investment in unconsolidated joint ventures acquired in the Merger ($2.9 million), partially offset by its share of income from these acquired joint ventures ($1.9 million).

     The loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and the write-off of mortgage costs associated with these loans.

     Net income was $19.8 million for the three months ended March 31, 1997, as compared to $23.6 million for the same period in 1996, reflecting a decrease of $3.8 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     The Preferred Unit requirement increased by $4.4 million to $6.4 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996. The proceeds of which were contributed to the Operating Partnership in exchange for Preferred Units with terms identical to the Series B Cumulative redeemable preferred stock issued by the Company.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $41.9 million. In addition to its cash balance, the Operating Partnership has a $750 million Credit Line with $414 million available after outstanding borrowings and letters of credit. The Company and the Operating Partnership also have access to public equity and debt markets through various shelf registrations.

     Financing and Debt. The Operating Partnership's ratio of consolidated debt-to-market capitalization was 42.4% at March 31, 1997.

     At March 31, 1997, the Operating Partnership had consolidated debt of $3,747 million, of which $2,754 million was fixed-rate debt and $993 million was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1997 and December 31, 1996 was $465 million and $448 million, respectively. As of March 31, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $653 million and $525 million of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     On April 14, 1997, the Operating Partnership obtained improvements to its Credit Line. The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150 million to $300 million.

     The Operating Partnership is currently finalizing the allocation of $300 million of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1997, the Operating Partnership opened Indian River Commons, a 265,000 square foot community shopping center in Vero Beach, Florida. This 50%- owned joint venture is accounted for using the equity method of accounting.

     Construction also continues on the following development projects: The Source, a $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA, is expected to open in August 1997 in Westbury (Long Island), New York. Arizona Mills, a $184 million retail development project containing 1,230,000 square feet of GLA, is expected to open in November 1997 in Tempe, Arizona. Grapevine Mills, a $202 million retail development project containing 1,480,000 square feet of GLA, is expected to open in October 1997 in Grapevine (Dallas/Fort Worth), Texas. The Shops at Sunset Place, a $143 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, is scheduled to open in 1998 in South Miami, Florida.

     In addition, the Operating Partnership is in the preconstruction development phase on two new community center projects at an aggregate cost of $54 million. Each of these projects is immediately adjacent to existing regional mall Properties.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. The Operating Partnership's share of the projected costs to fund these projects in 1997 is approximately $325 million. It is anticipated that these costs will be financed principally with the Credit Line, project-specific indebtedness, access to debt and equity markets, and cash flow from operations.

     Distributions. During the first quarter of 1997, the Operating Partnership paid a distribution of $0.4925 per Unit to Unitholders of record on February 7, 1997. On May 6, 1997, the Operating Partnership declared a distribution of $0.505 per Unit, an increase of $.0125 per Unit over the previous distribution. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, the Operating Partnership paid Preferred Unit distributions to the Company of $0.5078 for each share of the Company's Series A preferred stock and $0.5469 for each share of Series B preferred stock during the first quarter of 1997.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with tax requirements applicable to REITs. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity sold in the public markets.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Line, and existing debt and equity shelf registrations with the Securities and Exchange Commission, provide the means to finance certain acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     INVESTING AND FINANCING ACTIVITIES

     Cash flows from investing activities for the three months ended March 31, 1997 included, $51.2 million of capital expenditures, which included $9.2 million for the acquisition of the land for the construction of Northeast Plaza, construction costs of $8.9 million and $4.8 million at Forum phase II and The Shops at Sunset Place, respectively, and renovation and expansion costs of approximately $15 million, with the remainder primarily being made up of tenant allowances. In addition, investments in unconsolidated entities of $14.3 million included $7.9 million to Grapevine Mills and $2.6 million to The Source.

     Cash flows from financing activities for the three months ended March 31, 1997 included distributions of $84.2 million, net borrowings of $63.7 million primarily used to fund development activity, and $21.0 million for the acquisition of a contingent interest feature on four mortgage loans.

     EBITDA-EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of liquidity.

     Total EBITDA for the Properties increased from $115.7 million for the three months ended March 31, 1996 to $205.3 million for the same period in 1997, representing a growth rate of 77.4%. This increase is primarily attributable to the Merger ($84.0 million) and the Properties opened or acquired during 1996 and 1997 ($8.7 million). During this period, operating profit margin increased from 61.9% to 63.5%.

     FFO-FUNDS FROM OPERATIONS

     FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance.
FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                                              For the Three Months
                                                Ended March 31,
                                            -----------------------
                                                1997        1996
(In thousands)                               ----------  ----------
FFO                                            $ 87,939    $ 48,680
                                             ==========  ==========
Reconciliation:
Income before extraordinary items              $ 43,062    $ 23,832
Plus:
Depreciation and amortization from
consolidated Properties                          43,312      24,537
The Operating Partnership's share of
depreciation, and amortization from
unconsolidated affiliates                         8,858       3,032
Less:
Gain on the sale of real estate                    (37)         N/A
Minority interest portion of depreciation and
amortization                                      (850)       (690)
Preferred dividends                             (6,406)     (2,031)
                                             ----------  ----------
FFO                                            $ 87,939    $ 48,680
                                             ==========  ==========
FFO allocable to the Company                   $ 53,992    $ 29,727
                                              ==========  ==========

     PORTFOLIO DATA

     Operating statistics give effect to the Merger and are based upon the business and Properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall in a category by itself. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is converting Charles Towne Square into a community center.

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1997 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls for GLA owned by the Operating Partnership ("Owned GLA") increased 3.8% from $1,377 million to $1,429 million. Total reported sales for all stores at the community shopping centers for Owned GLA decreased 2.5% from $319 million to $311 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls increased 0.8% to 84.3% at March 31, 1997 as compared to 83.5% at March 31, 1996 . Occupancy levels for community shopping centers decreased slightly from 91.8% at March 31, 1996 to 91.7% at March 31, 1997. Total GLA has increased 4.0 million square feet from March 31, 1996 to March 31, 1997, primarily as a result of the July 1996 opening of Cottonwood Mall, the November 1996 openings of Ontario Mills, the Tower Shops and Indian River Mall, and the March 1997 opening of Indian River Commons, partially offset by the March 1997 sale of Bristol Plaza.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 4.5%, from $19.95 at March 31, 1996 to $20.84 as of March 31, 1997. In community shopping centers, average base rents per square foot of Owned GLA increased 4.7%, from $7.37 to $7.72 during this same period.

     INFLATION

     Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

    Exhibit No.                                        Description

    4.4*    First Amendment to Credit Agreement dated as of April 14, 1997

* Incorporated by reference to the corresponding exhibit included in the Company's Form 10-Q for the period ended March 31, 1997.

          (b) Reports on Form 8-K - None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SIMON DEBARTOLO GROUP, L.P.
                              BY: SIMON DEBARTOLO GROUP, INC.,
                                   GENERAL PARTNER


DATE:  MAY 15, 1997           /S/ STEPHEN E. STERRETT
                              ------------------------
                              STEPHEN E. STERRETT,
                              TREASURER
                              (PRINCIPAL FINANCIAL OFFICER)



DATE:  MAY 15, 1997           /S/ DENNIS CAVANAGH
                              ------------------------
                             DENNIS CAVANAGH,
                             SENIOR VICE PRESIDENT OF FINANCIAL SERVICES
                             (PRINCIPAL ACCOUNTING OFFICER)