Form 10-Q
period 1997-06-30
SIMON DEBARTOLO GROUP L P
filed 1997-08-14
CIK 1022344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


Commission file number 333-11491


                          SIMON DeBARTOLO GROUP, L.P.
            (Exact name of registrant as specified in its charter)


               Delaware                           34-1755769
  ----------------------------------         --------------------
     (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)          Identification No.)

      115 West Washington Street
         Indianapolis, Indiana                       46204
  ----------------------------------         --------------------
(Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X] NO    [  ]

                          SIMON DeBARTOLO GROUP, L.P.
                                   FORM 10-Q

                                     INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 1997 and December 31, 1996                3

         Consolidated Condensed Statements of
         Operations for the three-month and six-month
         periods ended June 30, 1997 and 1996               4

         Consolidated Condensed Statements of Cash
         Flows for the six-month periods ended June
         30, 1997 and 1996                                  5

         Notes to Unaudited Consolidated Condensed
         Financial Statements                               6

    Simon Property Group, L.P. (Guarantor)


         Consolidated Condensed Balance Sheets as of
         June 30, 1997 and December 31, 1996               13

         Consolidated Condensed Statements of
         Operations for the three-month and six-month
         periods ended June 30, 1997 and 1996              14

         Consolidated Condensed Statements of Cash
         Flows for the six-month periods ended June
         30, 1997 and 1996                                 15

         Notes to Unaudited Consolidated Condensed
         Financial Statements                              16


          Item 2:  Management's Discussion and
          Analysis of Financial Condition and Results
          of Operations                                    22

Part II - Other Information

    Items 1 through 6                                       29

Signatures                                                  30

SIMON DeBARTOLO GROUP, L. P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)

                                                June 30,   December 31,
                                                  1997         1996
ASSETS:                                         ----------   ----------
Investment properties, at cost                  $5,446,684   $5,301,021
  Less _ accumulated depreciation                  358,928      279,072
                                                ----------   ----------
                                                 5,087,756    5,021,949
Cash and cash equivalents                           44,946       64,309
Restricted cash                                     33,414        6,110
Tenant receivables and accrued revenue, net        165,375      166,119
Notes and advances receivable from Management
Company and affiliate                               90,209       75,452
Investment in partnerships and joint ventures,
at equity                                          403,090      394,409
Other investments                                   50,000            -
Deferred costs and other assets                    143,871      138,492
Minority interest                                   27,773       29,070
                                                ----------   ----------
Total assets                                    $6,046,434   $5,895,910
                                                ==========   ==========
LIABILITIES:
Mortgages and other indebtedness                $3,928,662   $3,681,984
Accounts payable and accrued expenses              177,064      170,203
Cash distributions and losses in partnerships
and joint ventures, at equity                       19,264       17,106
Investment in Management Company and affiliates
                                                     6,658        8,567
Other liabilities                                   63,996       72,876
                                                ----------   ----------
Total liabilities                                4,195,644    3,950,736

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:

Preferred units, 12,000,000 units outstanding      292,912      292,912

General Partner, 97,656,615 and 96,880,415 units
outstanding, respectively                          970,228    1,017,333

Limited Partner, 60,974,050 units outstanding      605,841      640,283

Unamortized restricted stock award                (18,191)      (5,354)

                                                ----------   ----------
Total partners' equity                           1,850,790    1,945,174
                                                ----------   ----------
Total liabilities and partners' equity          $6,046,434   $5,895,910
                                                ==========   ==========

   The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L. P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)

                                          For the Three           For the Six
                                           Months Ended           Months Ended
                                             June 30,               June 30,
                                      ---------------------  ---------------------
                                        1997        1996       1997        1996
                                      ---------   ---------  ---------   ---------
REVENUE:
Minimum rent                           $149,354    $ 81,484   $297,373    $159,938
Overage rent                             10,049       5,784     17,564      10,751
Tenant reimbursements                    74,208      47,241    150,031      94,226
Other income                             11,444       9,251     22,501      18,289
                                      ---------   ---------  ---------   ---------
Total revenue                           245,055     143,760    487,469     283,204
                                      ---------   ---------  ---------   ---------
EXPENSES:
Property operating                       41,357      25,759     84,025      50,606
Depreciation and amortization            44,129      26,635     87,483      51,307
Real estate taxes                        24,589      14,535     49,350      28,364
Repairs and maintenance                   7,597       5,468     17,546      12,541
Advertising and promotion                 6,687       4,703     11,900       8,897
Provision for credit losses               1,850         254      2,825       1,751
Other                                     4,391       3,355      8,179       5,614
                                      ---------   ---------  ---------   ---------
Total operating expenses                130,600      80,709    261,308     159,080
                                      ---------   ---------  ---------   ---------
OPERATING INCOME                        114,455      63,051    226,161     124,124

INTEREST EXPENSE                         67,076      40,568    134,994      79,134
                                      ---------   ---------  ---------   ---------
INCOME BEFORE MINORITY INTEREST          47,379      22,483     91,167      44,990

MINORITY INTEREST                         (741)       (672)    (2,225)     (1,175)
GAIN ON SALE OF ASSET, NET                 (17)           0         20           0
                                      ---------   ---------  ---------   ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES    46,621      21,811     88,962      43,815

INCOME FROM UNCONSOLIDATED ENTITIES       1,792       2,157      2,513       3,985
                                      ---------   ---------  ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS        48,413      23,968     91,475      47,800

EXTRAORDINARY ITEMS                     (1,467)           0   (24,714)       (265)
                                      ---------   ---------  ---------   ---------
NET INCOME                               46,946      23,968     66,761      47,535

GENERAL PARTNER PREFERRED UNIT
REQUIREMENT                             (6,407)     (2,031)   (12,813)     (4,062)
                                      ---------   ---------  ---------   ---------
NET INCOME AVAILABLE TO UNITHOLDERS    $ 40,539    $ 21,937   $ 53,948    $ 43,473
                                      =========   =========  =========   =========
NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                        $ 24,951    $ 13,412   $ 33,184    $ 26,566
Limited Partners                         15,588       8,525     20,764      16,907
                                      ---------   ---------  ---------   ---------
                                       $ 40,539    $ 21,937   $ 53,948    $ 43,473
                                      =========   =========  =========   =========
EARNINGS PER UNIT:
Income before extraordinary items      $   0.27    $   0.23   $   0.50    $   0.45
Extraordinary items                      (0.01)        0.00     (0.16)        0.00
                                      ---------   ---------  ---------   ---------
Net income                             $   0.26    $   0.23   $   0.34    $   0.45
                                      =========   =========  =========   =========
The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L. P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited and dollars in thousands)


                                                For the Six Months
                                                   Ended June 30,
                                                  1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  66,761    $  47,535
Adjustments to reconcile net income to net
   cash provided by operating activities_
Extraordinary items                                24,714          265
Equity in income of unconsolidated entities
                                                  (2,513)      (3,985)
Gain on sale of assets, net                          (20)            0
Minority interest                                   2,225        1,175
Depreciation and amortization                      90,961       55,303
Straight-line rent                                (3,461)          506
Changes in assets and liabilities_
Tenant receivables and accrued revenue              7,104        5,889
Deferred costs and other assets                   (8,370)      (3,171)
Accounts payable, accrued expenses and other
liabilities                                       (5,347)     (12,883)
  Net cash provided by operating activities
                                                  172,054       90,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                             -     (43,941)
Capital expenditures                            (142,327)     (51,578)
Cash from consolidation of joint venture                -        1,695
Increase in restricted cash                      (27,304)            -
Proceeds from sale of assets                          599            -
Investments in and advances to
   unconsolidated entities                       (39,887)      (9,123)
Distributions from unconsolidated entities         19,211       32,937
Other investing activities                       (55,400)            -
Net cash used in investing activities           (245,108)     (70,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net
                                                    5,920         (62)
Minority interest distributions                   (1,792)      (2,770)
Partnership distributions                       (170,646)     (97,827)
Mortgage and other indebtedness proceeds,
net of transaction costs                          590,798      230,085
Mortgage and other indebtedness principal
payments                                        (349,589)    (147,215)
Other refinancing transaction                    (21,000)            -
Net cash provided by (used in) financing
activities                                         53,691     (17,789)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      (19,363)        2,835

CASH AND CASH EQUIVALENTS, beginning of
period                                             64,309       62,721

CASH AND CASH EQUIVALENTS, end of period        $  44,946    $  65,556


The accompanying notes are an integral part of these statements.

                          SIMON DeBARTOLO GROUP, L.P.

        Notes to Unaudited Consolidated Condensed Financial Statements

                            (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of Simon DeBartolo Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. ("SPG, LP") is a subsidiary partnership of SDG, LP and of the Company. SDG, LP and SPG, LP are hereafter collectively referred to as the "Operating Partnership." On August 9, 1996 (the "Merger Date"), the Company acquired, through merger (the "Merger") the national shopping center business of DeBartolo Realty Corporation ("DRC") (See Note 4). Prior to the Merger Date, references to the Operating Partnership refer to SPG, LP only. The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1997, the Operating Partnership owned or held an interest in 186 income-producing properties, consisting of 113 regional malls, 65 community shopping centers, three specialty retail centers, four mixed-use properties and one value-oriented super-regional mall in 33 states (the "Properties"). The Operating Partnership also owns interests in six properties under construction, six parcels of land held for future development and substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"
- See Note 7).

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon DeBartolo
Group, L.P. Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the Operating Partnership include all accounts of all entities owned or controlled by the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Operating Partnership's assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. The Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in the Management Company are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. In addition, the Operating Partnership held a 2% noncontrolling ownership interest in West Town Mall, which is accounted for using the cost method of accounting. On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall. Effective July 10, 1997, the property is being accounted for using the equity method of accounting (See Note 12).

     Net operating results of the Operating Partnership are allocated after preferred distributions, based on its partners' ownership interests. The Company's weighted average ownership interest in the Operating Partnership for the three-month periods ended June 30, 1997 and 1996 was 61.6% and 61.1%, respectively. The Company's weighted average ownership interest in the Operating Partnership for the six-month periods ended June 30, 1997 and 1996 was 61.5% and 61.1%, respectively. The Company owned 61.6% and 61.4% of the Operating Partnership as of June 30, 1997 and December 31, 1996.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

Note 4 -The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of approximately $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 square feet of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

          Pro Forma

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Operating Partnership as if the Merger had occurred as of January 1, 1996, and was carried forward through June 30, 1996. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Merger had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                         Six Months
                                                      Ended June 30,
                                                           1996
                                                      ---------------
Revenue                                                    $  461,536
Net income available to unitholders                            79,541
Net income per unit                                        $     0.51
Weighted average number of units outstanding              156,850,806

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1997 was $136,657, as compared to $75,908 for the same period in 1996. All accrued distributions had been paid as of June 30, 1997 and December 31, 1996.

Note 6 - Per Unit Data

     Per unit data is based on the weighted average number of units of ownership in the Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of Units used in the computation for the three months ended June 30, 1997 and 1996 was 158,566,712 and 95,842,853, respectively. The weighted average number of Units used in the computation for the six months ended June 30, 1997 and 1996 was 158,260,924 and 95,753,829, respectively.
Units of ownership in the Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. The outstanding stock options and the Preferred Units have not been included in the computations of per Unit data as they did not have a dilutive effect.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                              June 30,     December 31,
BALANCE SHEETS                                  1997           1996
Assets:                                      ----------    ------------
  Investment properties at cost, net         $2,018,421      $1,887,555
  Cash and cash equivalents                      62,563          61,267
  Tenant receivables                             65,996          58,548
  Other assets                                   56,714          69,365
                                             ----------    ------------
Total assets                                 $2,203,694      $2,076,735
                                             ==========    ============
Liabilities and Partners' Equity:
  Mortgages and other indebtedness           $1,274,586      $1,121,804
  Accounts payable, accrued expenses and
other liabilities                               155,606         213,394
                                             ----------    ------------
Total liabilities                             1,430,192       1,335,198
  Partners' equity                              773,502         741,537
                                             ----------    ------------
Total liabilities and partners' equity       $2,203,694      $2,076,735
                                             ==========    ============
The Operating Partnership's Share of:
  Total assets                               $  651,677      $  602,084
                                             ==========    ============
  Partners' equity                           $  156,868      $  144,376
  Add: Excess Investment (See below)            226,958         232,927
                                             ----------    ------------
  Operating Partnership's net Investment in
Joint Ventures                              $  383,826      $  377,303
                                             ==========    ============

                                      For the three        For the six months
                                      months ended              ended
                                        June 30,               June 30,
                                    -------------------    -------------------
STATEMENTS OF OPERATIONS              1997       1996       1997       1996
                                    --------   --------    --------   --------
Revenue:
  Minimum rent                      $ 53,749   $ 25,876    $106,204   $ 53,840
  Overage rent                         1,623        927       3,314      1,689
  Tenant reimbursements               24,346     13,380      49,578     27,448
  Other income                         5,666      1,653       7,363      6,422
                                    --------   --------    --------   --------
     Total revenue                    85,384     41,836     166,459     89,399

Operating Expenses:
  Operating expenses and other        30,121     15,282      60,915     32,849
  Depreciation and amortization       17,062      9,916      35,061     20,586
                                    --------   --------    --------   --------
     Total operating expenses         47,183     25,198      95,976     53,435
                                    --------   --------    --------   --------
Operating Income                      38,201     16,638      70,483     35,964
Interest Expense                      20,489      6,287      41,578     14,134
Extraordinary Losses                     324          -       1,182          -
                                    --------   --------    --------   --------
Net Income                            17,388     10,351      27,723     21,830
Third Party Investors' Share of Net
Income                                13,083      8,676      20,377     18,698
                                    --------   --------    --------   --------
The Operating Partnership's Share
of Net Income                       $  4,305   $  1,675    $  7,346   $  3,132
Amortization of Excess Investment
(See below)                          (3,062)          -     (5,969)          -
                                    --------   --------    --------   --------
Income from Unconsolidated Entitie  $  1,243   $  1,675    $  1,377   $  3,132
                                    ========   ========    ========   ========

     As of June 30, 1997 and December 31, 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $226,958 and $232,927, respectively. This Excess Investment, which resulted primarily from the Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month and six-month periods ended June 30, 1997 was $3,062 and $5,969, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other non-owned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $549 and $482 for the three-month periods ended June 30, 1997 and 1996, respectively, and was $1,136 and $853 for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 8 - Other Investment

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for $50,000 using borrowings from the Operating Partnership's Credit Facility (See below). The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.

Note 9 - Debt

     On January 31, 1997, the Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Credit Facility (See below), resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     On April 14, 1997, the Operating Partnership obtained improvements to its $750,000 unsecured revolving credit facility (the "Credit Facility"), which has an initial maturity of September 1999, subject to an automatic one-year extension. The Credit Facility agreement was amended to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.75%. In addition, the Credit Facility's competitive bid feature, which has further reduced interest costs, was increased from $150,000 to $300,000.

     On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100,000 of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of approximately $99,000 from this sale were used primarily to pay down the Credit Facility.

     Also on May 15, 1997, the Operating Partnership refinanced approximately $140,000 in existing debt on The Forum Shops at Caesar's. The new debt consists of three classes of notes totaling $180,000, with $90,000 bearing interest at 7.125% and $90,000 bearing interest at LIBOR plus 0.30%, all of which mature on May 15, 2004. Approximately $40,000 of the borrowings were placed in escrow to pay for construction costs required in connection with the expansion of this project, which is scheduled to open on August 28, 1997. As of June 30, 1997, $28,539 remains in escrow, which is reflected in restricted cash in the accompanying consolidated condensed balance sheet.

     On June 5, 1997, the Operating Partnership closed a $115,000 construction loan for The Shops at Sunset Place. The loan initially bears interest at LIBOR plus 1.25% and matures on June 30, 2000, with two one-year extensions available, contingent upon certain conditions and subject to extension fees.

     On June 30, 1997, the Operating Partnership closed an unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were used to retire an existing $55,000 mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%.

     At June 30, 1997, the Operating Partnership had consolidated debt of $3,928,662, of which $2,938,157 was fixed-rate debt and $990,505 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1997 and December 31, 1996 was $498,726 and $448,218, respectively. As of June 30, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $476,575 and $524,561 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $473 and $359 for the three months ended June 30, 1997 and 1996, respectively, and $1,086 and $812 for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 10 - Partners' Equity

     The following table summarizes the change in the Operating Partnership's partners' equity since December 31, 1996.


                                 Preferred    General    Limited   Unamortized   Total
                                   Units      Partner    Partner   Restricted   Partners'
                                                                   Stock Award   Equity
                                                                      Award
                                 ---------   ----------  ---------  ----------  ----------
Balance at December 31, 1996     $ 292,912   $1,017,333  $ 640,283  $  (5,354)  $1,945,174

Units issued in connection with
stock incentive program
(507,549 Units)                                  15,861               (15,861)           -

Other Units issuances
  (268,651 Units)                                 6,477                              6,477

Amortization of stock incentive                                          3,024       3,024

Adjustment to allocate net equity
of the Operating Partnership
                                                (5,616)      5,616                       -

Net income                          12,813       33,184     20,764                  66,761

Distributions                     (12,813)     (97,011)   (60,822)               (170,646)
                                 ---------   ----------  ---------  ----------  ----------
Balance at June 30, 1997         $ 292,912   $  970,228  $ 605,841  $ (18,191)  $1,850,790
                                 =========   ==========  =========  ==========  ==========

          Stock Incentive Programs

     Under the terms of the Company's Stock Incentive Programs (the "Plans"), eligible executives receive restricted stock, subject to performance standards, vesting requirements and other terms of the Plans. On March 26, 1997, the compensation committee of the board of directors of the Company approved the issuance of 507,549 shares under the Plans. As of June 30, 1997, there were total of 850,890 shares issued under the Plans, with 391,870 shares remaining available for issuance, subject to applicable performance standards and other terms of the Plans. The value of shares issued under the Plans is being amortized pro-rata over their respective four-year vesting periods. Approximately $3,024 and $1,042 have been amortized for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 11 -  Commitments and Contingencies

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

     The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

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

Note 12 - Significant Subsequent Events

Series C Preferred Shares

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% of the liquidation preference per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to the Operating Partnership in exchange for Preferred Units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the proceeds to increase its ownership interest in West Town Mall (See below), to pay down the Credit Facility and for general working capital purposes.

West Town Mall

     On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall in Knoxville, Tennessee for $69,930. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%. Effective July 10, 1997, the property is being accounted for using the equity method of accounting. It was previously accounted for using the cost method.

Debt Securities Offering

     On July 17, 1997, the Operating Partnership completed a $250,000 public offering of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100,000 at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150,000 at 7% with a maturity of July 15, 2009. The Notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Notes were issued under the Operating Partnership's $750,000 debt shelf registration.

Dadeland Mall

     On August 8, 1997, an affiliate of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square foot super-regional mall in Miami, Florida. Dadeland Mall is a dominant mall in its trade area with small shop sales of $649 per square foot in 1996 and leased and committed occupancy of 94%. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock. The remaining portion of the purchase price was financed using borrowings from the Credit Facility.
This joint venture will be accounted for using the equity method of accounting.

Shelf Registration

     On August 13, 1997, the Operating Partnership filed a shelf registration statement with the SEC to provide for the offering, from time to time, of up to $1,000,000 aggregate public offering price of unsecured debt securities of the Operating Partnership. The net proceeds of such offerings may be used to fund acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by the Operating Partnership. Any securities issued under this registration would be guaranteed by SPG, LP, although management has no immediate plans to issue securities under the program.

                          SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
         (Unaudited and dollars in thousands, except per unit amounts)

                                                 June 30,   December 31,
                                                   1997         1996
                                                -----------    -----------
ASSETS:
Investment properties, at cost                  $2,563,974     $2,467,779
  Less _ accumulated depreciation                  285,706        238,167
                                                -----------    -----------
                                                 2,278,268      2,229,612
Cash and cash equivalents                           27,324         50,009
Restricted cash                                     28,539              0
Tenant receivables and accrued revenue, net        132,690        136,496
Notes and advances receivable from Management
Company                                             78,735         63,978
Investment in partnerships and joint ventures,
at equity                                          150,708        139,711
Deferred costs and other assets                    138,349        129,665
Minority interest                                    9,602          9,712
                                                -----------    -----------
Total assets                                    $2,844,215     $2,759,183
                                                ===========    ===========
LIABILITIES:
Mortgages and other indebtedness                $2,141,302     $2,042,254
Advances from Simon DeBartolo Group, L.P.          339,338        259,382
Accounts payable and accrued expenses              115,482        113,027
Cash distributions and losses in partnerships
and joint ventures, at equity                       19,054         17,106
Investment in Management Company and affiliates
                                                    16,610         18,519
Minority interest held by affiliates                67,235         12,128
Other liabilities                                   32,696         42,139
                                                -----------    -----------
Total liabilities                                2,731,717      2,504,555
                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 4,000,000 units authorized,
issued and outstanding                              99,923         99,923

General Partner, 958,429 units outstanding             169          1,601

Special Limited Partner, 95,356,834 units
outstanding                                         16,718        158,458

Unamortized restricted stock award                 (4,312)        (5,354)
                                                -----------    -----------
Total partners' equity                             112,498        254,628
                                                -----------    -----------
Total liabilities and partners' equity          $2,844,215     $2,759,183
                                                ===========    ===========

   The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)


                                       For the Three         For the Six
                                        Months Ended         Months Ended
                                          June 30,             June 30,
                                    -------------------   -------------------
                                       1997      1996       1997       1996
                                    --------- ---------   ---------  --------
REVENUE:
Minimum rent                        $ 87,521   $ 81,484   $174,010   $159,938
Overage rent                           6,460      5,784     11,360     10,751
Tenant reimbursements                 50,499     47,241    102,138     94,226
Other income                           8,881      9,251     13,875     18,289
                                    --------- ---------  ---------  ---------
Total revenue                        153,361    143,760    301,383    283,204
                                    --------- ---------  ---------  ---------

EXPENSES:
Property operating                    26,460     25,759     53,836     50,606
Depreciation and amortization         27,321     26,635     53,794     51,307
Real estate taxes                     15,170     14,535     30,411     28,364
Repairs and maintenance                5,315      5,468     11,868     12,541
Advertising and promotion              4,541      4,703      8,032      8,897
Provision for credit losses              904        254      2,192      1,751
Other                                  3,394      3,355      4,882      5,614
                                    --------- ---------  ---------  ---------
Total operating expenses              83,105     80,709    165,015    159,080
                                    --------- ---------  ---------  ---------
OPERATING INCOME                      70,256     63,051    136,368    124,124

INTEREST EXPENSE                      42,858     40,568     85,874     79,134
                                    --------- ---------  ---------  ---------
INCOME BEFORE MINORITY INTEREST       27,398     22,483     50,494     44,990

MINORITY INTEREST                    (7,563)      (672)    (6,393)    (1,175)
GAIN ON SALE OF ASSETS, NET             (17)          0         20          0
                                    --------- ---------  ---------  ---------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                              19,818     21,811    44,121     43,815

INCOME FROM UNCONSOLIDATED ENTITIES    1,387      2,157      3,161      3,985
                                    --------- ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEMS     21,205     23,968     47,282     47,800

EXTRAORDINARY ITEMS                  (1,467)          0   (24,714)      (265)
                                    --------- ---------  ---------  ---------
NET INCOME                            19,738     23,968     22,568     47,535

PREFERRED UNIT REQUIREMENT           (2,032)    (2,031)    (4,063)    (4,062)
                                    --------- ---------  ---------  ---------
NET INCOME AVAILABLE TO UNITHOLDERS $ 17,706   $ 21,937   $ 18,505   $ 43,473
                                    ========= =========  =========  =========

NET INCOME AVAILABLE TO UNITHOLDERS
ATTRIBUTABLE TO:
General Partner                     $    177   $ 13,412   $    185   $ 26,566
Limited Partners                      17,529      8,525     18,320     16,907
                                    --------- ---------  ---------  ---------
                                    $ 17,706   $ 21,937   $ 18,505   $ 43,473
                                    ========= =========  =========  =========
EARNINGS PER UNIT:
Income before extraordinary items   $   0.20   $   0.23   $   0.45   $   0.45
Extraordinary items                   (0.02)       0.00     (0.26)       0.00
                                    --------- ---------  ---------  ---------
Net income                          $   0.18   $   0.23   $   0.19   $   0.45
                                    ========= =========  =========  =========


The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)


                                                    For the Six Months
                                                       Ended June 30,
                                                  -----------------------
                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:             ----------   ----------
  Net income                                        $ 22,568     $ 47,535

Adjustments to reconcile net income to net cash
provided by operating activities_
Depreciation and amortization                         57,618       55,303
Loss on extinguishments of debt                       24,714          265
Gain on sale of assets, net                             (20)            0
Straight-line rent                                     (103)          506
Minority interest                                      6,393        1,175
Equity in income of unconsolidated entities          (3,161)      (3,985)
Changes in assets and liabilities_
Tenant receivables and accrued revenue                 4,951        5,889
Deferred costs and other assets                     (10,310)      (3,171)
Accounts payable, accrued expenses and other
liabilities                                          (6,986)     (12,883)
                                                  ----------   ----------
  Net cash provided by operating activities           95,664       90,634
                                                  ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                                0     (43,941)
Capital expenditures                                (96,818)     (51,578)
Cash from consolidation of joint venture                   0        1,695
Increase in restricted cash                         (28,539)            0
Proceeds from sale of assets                             599            0
Investments in and advances to unconsolidated
entities                                            (37,117)      (9,123)
Distributions from unconsolidated entities            13,932       32,937
Other investing activity                             (5,400)            0
                                                  ----------   ----------
Net cash used in investing activities              (153,343)     (70,010)
                                                  ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock, net               0         (62)
Minority interest distributions                     (17,013)      (2,770)
Partnership distributions                          (100,137)     (97,827)
Mortgage and other indebtedness proceeds, net
of transaction costs                                 435,798      230,085
Mortgage and other indebtedness principal
payments                                           (342,610)    (147,215)
Advances from affiliate                               79,956            0
Other refinancing transaction                       (21,000)            0
                                                  ----------   ----------
Net cash provided by (used in) financing
activities                                            34,994     (17,789)
                                                  ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         (22,685)        2,835

CASH AND CASH EQUIVALENTS, beginning of period        50,009       62,721
                                                  ----------   ----------
CASH AND CASH EQUIVALENTS, end of period            $ 27,324     $ 65,556
                                                  ==========   ==========

The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.

        Notes to Unaudited Consolidated Condensed Financial Statements

                            (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of Simon DeBartolo Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. ("SPG, LP" or the "Simon Operating Partnership") is a subsidiary partnership of SDG, LP and of the Company. On August 9, 1996 (the "Merger Date"), the Company acquired, through merger (the "Merger") the national shopping center business of DeBartolo Realty Corporation ("DRC") (See Note 4). The Simon Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1997, the Simon Operating Partnership owned or held an interest in 123 income-producing properties, consisting of 63 regional malls, 53 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall in 30 states (the "Properties"). The Simon Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company") - (See Note 7.)

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon Property Group, L.P. Annual Report on Form 10-K.

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

     Net operating results of the Simon Operating Partnership are allocated after preferred distributions, based on its partners' remaining ownership interests. The Company's remaining weighted average ownership interest in the Simon Operating Partnership for the three-month periods ended June 30, 1997 and 1996 was 60.8% and 61.1%, respectively. The Company's remaining weighted average ownership interest in the Simon Operating Partnership for the six-month periods ended June 30, 1997 and 1996 was 60.8% and 61.1%, respectively. The Company indirectly owned 60.8% of the Simon Operating Partnership as of June 30, 1997 and December 31, 1996.

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

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by the Simon Operating Partnership. In connection therewith, the Simon Operating Partnership transferred partnership interests in certain properties ranging from 1.0% to 49.5% in the form of a distribution to the partners of the Simon Operating Partnership, SDG, LP and the Company. The distribution of the partnership interests in the certain properties has been reflected for financial reporting purposes as of January 1, 1997. The distribution was determined based on the historical cost value of the partnership interests transferred, which aggregated $65,603. The interest in the properties now held directly by SDG, LP and the Company was $67,235 as of June 30, 1997, and is reflected as minority interest held by affiliates in the accompanying consolidated condensed balance sheets. Earnings related to these minority interests held by SDG, LP and the Company for the three-month and six-month periods ended June 30, 1997 were $7,262 and $5,360, respectively.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1997 was $86,809, as compared to $75,908 for the same period in 1996. All accrued distributions had been paid as of June 30, 1997 and December 31, 1996.

Note 6 - Per Unit Data

     Per unit data is based on the weighted average number of units of partnership interest in the Simon Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of units used in the computation for the three months ended June 30, 1997 and 1996 was 96,315,263 and 95,842,853, respectively. The weighted average number of Units used in the computation for the six months ended June 30, 1997 and 1996 was 96,315,263 and 95,753,829, respectively. Additionally, Preferred Units may be converted into common stock of the Company. The outstanding stock options and Preferred Units have not been included in the computations of per Unit data as they did not have a dilutive effect.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                 June 30,      December 31,
BALANCE SHEETS                                     1997           1996
Assets:                                         ----------     ------------
 Investment properties at cost, net             $1,429,975       $1,328,600
 Cash and cash equivalents                          48,999           41,270
 Tenant receivables                                 43,419           37,067
 Other assets                                       38,348           54,981
                                                ----------     ------------
     Total assets                               $1,560,741       $1,461,918
                                                ==========     ============
Liabilities and Partners' Equity:
 Mortgages and other indebtedness               $  697,769       $  569,433
 Accounts payable, accrued expenses and other
liabilities                                        102,095          161,552
                                                ----------     ------------
     Total liabilities                             799,864          730,985
 Partners' equity                                  760,877          730,933
                                                ----------     ------------
     Total liabilities and partners' equity     $1,560,741       $1,461,918
                                                ==========     ============
The Simon Operating Partnership's Share of:
 Total assets                                   $  378,786       $  340,449
                                                ==========     ============
 Investment in partnerships and joint ventures,
at equity                                       $  150,708       $  139,711
 Cash distributions and losses in partnerships
and joint ventures, at equity                     (19,054)         (17,106)
                                                ----------     ------------
 Partners' equity                               $  131,654       $  122,605
                                                ==========     ============

                                       For the three     For the six months
                                       months ended             ended
                                         June 30,             June 30,
                                    ------------------   ------------------
STATEMENTS OF OPERATIONS              1997       1996      1997       1996
                                    --------   --------  --------   --------
Revenue:
  Minimum rent                      $ 30,230   $ 25,876  $ 60,533   $ 53,840
  Overage rent                           321        927     1,190      1,689
  Tenant reimbursements               13,697     13,380    27,697     27,448
  Other income                         2,970      1,653     4,305      6,422
                                    --------   --------  --------   --------
   Total revenue                      47,218     41,836    93,725     89,399

Operating Expenses:
  Operating expenses and other        17,919     15,282    35,597     32,849
  Depreciation and amortization       11,061      9,916    22,971     20,586
                                    --------   --------  --------   --------
   Total operating expenses           28,980     25,198    58,568     53,435
                                    --------   --------  --------   --------
Operating Income                      18,238     16,638    35,157     35,964
Interest Expense                       9,899      6,287    19,325     14,134
Extraordinary Losses                     324          -     1,182          -
                                    --------   --------  --------   --------
Net Income                             8,015     10,351    14,650     21,830
Third Party Investors' Share of Net
Income                                 7,177      8,676    12,625     18,698
                                    --------   --------  --------   --------
The Simon Operating Partnership's
Share of Net Income
                                    $    838   $  1,675  $  2,025   $  3,132
                                    ========   ========  ========   ========

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Simon Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $549 and $482 for the three-month periods ended June 30, 1997 and 1996, respectively, and was $1,136 and $853 for the six-month periods ended June 30, 1997 and 1996, respectively.

Note 8 - Debt

     On January 31, 1997, the Simon Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the financing transaction which included the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Credit Facility (as defined below), resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     On April 14, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, obtained improvements to its unsecured revolving credit facility (the "Credit Facility"). The Credit Facility agreement was amended to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.75%. In addition, the Credit Facility's competitive bid feature, which can further reduce interest costs, was increased from $150,000 to $300,000.

     On May 15, 1997, SDG, LP established a Medium-Term Note ("MTN") program. On June 24, 1997, SDG, LP completed the sale of $100,000 of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of approximately $99,000 from this sale were used primarily to pay down the Credit Facility. These notes are guaranteed by the Simon Operating Partnership.

     Also on May 15, 1997, approximately $140,000 in existing debt on The Forum Shops at Caesar's was refinanced. The new debt consists of three classes of notes totaling $180,000, with $90,000 bearing interest at 7.125% and $90,000 bearing interest at LIBOR plus 0.30%, all of which mature on May 15, 2004. Approximately $40,000 of the borrowings were placed in escrow to pay for construction costs required in connection with the expansion of this project, which is scheduled to open on August 28, 1997. As of June 30, 1997, $28,539 remains in escrow, which is reflected in restricted cash in the accompanying consolidated condensed balance sheet.

     On June 30, 1997, SDG, LP closed an unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were advanced to SPG, LP and used to retire an existing $55,000 mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%.

     At June 30, 1997, the Simon Operating Partnership had consolidated debt of $2,141,302, of which $1,368,093 was fixed-rate debt and $773,209 was variable-rate debt. As of June 30, 1997 and December 31, 1996, the Simon Operating Partnership had interest-rate protection agreements related to $289,374 and $306,879 principal amount of debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $76 and $359 for the three months ended June 30, 1997 and 1996, respectively, and $306 and $812 for the six-month periods ended June 30, 1997 and 1996, respectively. The Simon Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1997 and December 31, 1996 was $234,700 and $193,310, respectively.

     Net advances due SDG, LP of $339,338 result primarily from debt and equity instruments issued by SDG, LP for which a portion of the proceeds were advanced to the Simon Operating Partnership to retire mortgages and other indebtedness and amounts under the Credit Facility. The Simon Operating Partnership has recognized interest costs based on the terms of the instruments issued by SDG, LP.

Note 9 - Partners' Equity

     The following table summarizes the change in the Simon Operating Partnership's partners' equity since December 31, 1996.

                                                  Special   Unamortized    Total
                           Preferred   General    Limited    Restricted  Partners'
                             Units     Partner    Partner   Stock Award   Equity
                           ---------  ---------  ---------  -----------  ---------
Balance at
 December 31, 1996         $  99,923  $   1,601   $158,458   $  (5,354)  $ 254,628

Amortization of stock
incentive                                                         1,042      1,042

Adjustment to allocate net
equity of the Simon
Operating Partnership                       (5)          5                       -

Net income                     4,063        185     18,320                  22,568

Distributions                (4,063)    (1,612)  (160,065)               (165,740)
                           ---------  ---------  ---------  -----------  ---------
Balance at June 30, 1997   $  99,923  $     169   $ 16,718   $  (4,312)  $ 112,498
                           =========  =========  =========  ===========  =========

Note 10 - Commitments and Contingencies

          Litigation

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

Note 11 - Significant Subsequent Events

Series C Preferred Shares

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% of the liquidation preference per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to SDG, LP in exchange for Preferred Units, the economic terms of which are substantially identical to the Series C Preferred Shares. SDG, LP used the proceeds to increase its ownership interest in West Town Mall, to pay down the Credit Facility and for general working capital purposes.

Debt Securities Offering

     On July 17, 1997, SDG, LP completed a $250,000 public offering of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100,000 at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150,000 at 7% with a maturity of July 15, 2009. The Notes, which are guaranteed by SPG, LP, pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Notes were issued under SDG, LP's $750,000 debt shelf registration.

Shelf Registration

     On August 13, 1997, SDG, LP filed a shelf registration statement with the SEC to provide for the offering, from time to time, of up to $1,000,000 aggregate public offering price of unsecured debt securities of SDG, LP. The net proceeds of such offerings may be used to fund acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by SDG, LP. Any securities issued under this registration would be guaranteed by SPG, LP, although management has no immediate plans to issue securities under the program.

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

     Overview

     The financial results reported subsequent to August 9, 1996 reflect the Merger of the Company and DRC, in accordance with the purchase method of accounting utilized to record the transaction, valued at approximately $3.0 billion. The Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting.

     In addition, the Operating Partnership acquired additional interest in two regional malls and opened one regional mall during the comparative periods (the "Property Transactions"). The following is a description of such transactions. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall in Pittsburgh, Pennsylvania, and subsequently began accounting for the Property using the consolidated method of accounting. On July 31, 1996, the Operating Partnership opened Cottonwood Mall in Albuquerque, New Mexico. The Operating Partnership owns 100% of this regional mall and accounts for it using the consolidated method of accounting. On October 4, 1996, the Operating Partnership acquired the remaining interest in North East Mall and subsequently began accounting for the Property using the consolidated method of accounting.

     Results of Operations

For the Three Months Ended June 30, 1997 vs. the Three Months Ended June 30,
1996

     Total revenue increased $101.3 million or 70.5% for the three months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($91.9 million) and the Property Transactions ($7.5 million). Excluding these transactions, total revenues increased $1.8 million, which includes a $1.6 million increase in minimum rent, a $0.9 million increase in overage rent, and a $1.1 million increase in tenant reimbursements, partially offset by a $1.8 million decrease in other income. The $1.6 million increase in minimum rents results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The $1.8 million decrease in other income is primarily the result of an adjustment recorded in the prior year to reflect the collectability of notes receivable ($2.0 million).

     Total operating expenses increased $49.9 million, or 61.8%, for the three months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($48.3 million) and the Property Transactions ($3.6 million).

     Interest expense increased $26.5 million, or 65.3% for the three months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($25.7 million) and the Property Transactions ($1.6 million).

     Net income was $46.9 million for the three months ended June 30, 1997, as compared to $24.0 million for the same period in 1996, reflecting an increase of $23.0 million, for the reasons discussed above, and was allocated to the Company based on the Units and Preferred Units owned by the Company during the period, and to the remaining Unitholders based upon their respective ownership interests.

     The Preferred Unit requirement increased by $4.4 million to $6.4 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996. The proceeds of which were contributed to the Operating Partnership in exchange for Preferred Units with economic terms substantially identical to the Series B Cumulative redeemable preferred stock issued by the Company.

For the Six Months Ended June 30, 1997 vs. the Six Months Ended June 30, 1996

     Total revenue increased $204.3 million or 72.1% for the six months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($185.8 million) and the Property Transactions ($18.7 million). Excluding these transactions, total revenues decreased $0.3 million, which includes a $3.3 million increase in minimum rent, a $0.7 million increase in overage rent, and a $1.7 million increase in tenant reimbursements, partially offset by a $6.0 million decrease in other income. The $3.3 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $1.3 million increase in rents from tenants operating under license agreements. The $6.0 million decrease in other income is primarily the result of an adjustment recorded in the prior year to reflect the collectability of notes receivable ($2.0 million) and decreases in lease settlement income ($2.2 million) and interest income ($1.7 million).

     Total operating expenses increased $102.2 million, or 64.3%, for the six months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($96.0 million) and the Property Transactions ($9.7 million).

     Interest expense increased $55.9 million, or 70.6% for the six months ended June 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Merger ($51.7 million) and the Property Transactions ($5.7 million).

     The $24.7 million loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and write-off of mortgage costs associated with early extinguishments of debt.

     Net income was $66.8 million for the six months ended June 30, 1997, as compared to $47.5 million for the same period in 1996, reflecting an increase of $19.2 million, for the reasons discussed above, and was allocated to the Company based on the Units and Preferred Units owned by the Company during the period, and to the remaining Unitholders based upon their respective ownership interests.

     The Preferred Unit distributions increased by $8.8 million to $12.8 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996. The proceeds of which were contributed to the Operating Partnership in exchange for Preferred Units with economic terms substantially identical to the Series B Cumulative redeemable preferred stock issued by the Company.

     Liquidity and Capital Resources

     As of June 30, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $44.9 million. In addition to its cash balance, the Operating Partnership has a $750 million Credit Facility with approximately $379 million available after outstanding borrowings and letters of credit. Subsequent to June 30, 1997, net reductions of $180 million have been made to the Credit Facility, including paydowns from the net proceeds of the Series C Preferred Shares offering, which were contributed by the Company in exchange for preferred units, and from the net proceeds of the Notes offering, partially offset by a borrowing to finance the acquisition of Dadeland Mall (See below). Consequently, as of August 11, 1997, the amount of borrowing availability under the Credit Facility was approximately $559 million. The Company and the Operating Partnership also have access to public and private equity and debt markets.

     Acquisitions. On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for approximately $50 million using borrowings from the Credit Facility. The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States.

     On July 10, 1997, the Operating Partnership acquired a 48% interest in West Town Mall in Knoxville, Tennessee for $69.9 million. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%.

Effective July 10, 1997, the property is being accounted for using the equity method of accounting. It was previously accounted for using the cost method.

     On August 8, 1997, an affiliate of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square foot super-regional mall in Miami, Florida. Dadeland Mall is a dominant mall in its trade area with small shop sales of $649 per square foot in 1996 and leased and committed occupancy of 94%. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock. The remaining portion of the purchase price was financed using borrowings from the Credit Facility.
This joint venture will be accounted for using the equity method of accounting.

     Financing and Debt. The Operating Partnership's ratio of consolidated debt-to-market capitalization was 42.2% at June 30, 1997.

     At June 30, 1997, the Operating Partnership had consolidated debt of $3,929 million, of which $2,938 million was fixed-rate debt and $991 million was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1997 and December 31, 1996 was $499 million and $448 million, respectively. As of June 30, 1997 and December 31, 1996, the Operating Partnership had interest-rate protection agreements related to $477 million and $525 million of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     On April 14, 1997, the Operating Partnership obtained improvements to its Credit Facility. The Credit Facility agreement was amended to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.75%. In addition, the Credit Facility's competitive bid feature, which has further reduced interest costs, was increased from $150 million to $300 million.

     On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100 million of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of this sale were used primarily to pay down the Credit Facility.

     Additionally, on May 15, 1997, the Operating Partnership refinanced approximately $140 million in existing debt on The Forum Shops at Caesar's.
The new debt consists of three classes of notes totaling $180 million, with $90 million bearing interest at 7.125% and the other $90 million bearing interest at LIBOR plus 0.3 %, all of which will mature on May 15, 2004. Approximately $40 million of the borrowings were placed in escrow to pay for construction costs required in connection with the development of the expansion of this project, which is scheduled to open on August 28, 1997. As of June 30, 1997, $28.5 million remains in escrow.

     On June 5, 1997, the Operating Partnership closed a $115 million construction loan for The Shops at Sunset Place. The loan initially bears interest at LIBOR plus 1.25% and matures on June 30, 2000, with two one-year extensions available.

     On June 30, 1997, the Operating Partnership closed an unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were used to retire an existing $55 million mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%.

     On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% of the liquidation preference per annum. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Share have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146 million to the Operating Partnership in exchange for preferred units, the economic terms of which are substantially identical to the Series C Preferred Shares. The Operating Partnership used the net proceeds for the purchase of additional ownership interest in West Town Mall, to pay down the Credit Facility and for general working capital purposes.

On July 17, 1997, the Operating Partnership completed a $250 million public offering, of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100 million at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150 million at 7% with a maturity of July 15, 2009. The Notes pay interest semi-annually, are guaranteed by SPG, LP, and contain covenants relating to minimum leverage,

EBITDA and unencumbered EBITDA ratios. The Notes were issued under the Operating Partnership's $750 million debt shelf registration. Up to $150 million in additional debt securities may currently be issued under this registration, however the Operating Partnership is in the process of amending this registration to increase its capacity to $180 million..

     In addition, on August 13, 1997, the Operating Partnership filed a shelf registration statement with the SEC to provide for the offering, from time to time, of up to $1 billion aggregate public offering price of unsecured debt securities of the Operating Partnership. The net proceeds of such offerings may be used to fund acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by the Operating Partnership. Any securities issued under this registration would be guaranteed by SPG, LP, although management has no immediate plans to issue securities under the program.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1997, the Operating Partnership opened Indian River Commons, a 265,000 square foot community shopping center in Vero Beach, Florida. This 50%- owned joint venture is accounted for using the equity method of accounting.

     Construction also continues on the following development projects: The Source, an approximately $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA, is expected to open in September 1997 in Westbury (Long Island), New York. Arizona Mills, an approximately $190 million retail development project containing 1.2 million square feet of GLA, is expected to open in November 1997 in Tempe, Arizona. Grapevine Mills, an approximately $200 million retail development project containing approximately 1.4 million square feet of GLA, is expected to open in October 1997 in Grapevine (Dallas/Fort Worth), Texas. The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, is scheduled to open in 1998 in South Miami, Florida.

     In addition, the Operating Partnership has begun construction on two new community center projects at an aggregate cost of approximately $50 million. Muncie Plaza, a wholly-owned project, is scheduled to open in April of 1998 in Muncie, Indiana. Lakeline Plaza, a 50%-owned joint venture project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas. Each of these projects is immediately adjacent to existing regional mall Properties.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. The Operating Partnership's share of the projected costs to fund these projects for the year 1997 is approximately $300 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. Included in investment properties at June 30, 1997 is $213.5 million of construction in progress.

     Distributions. During the first quarter of 1997, the Operating Partnership paid a distribution of $0.4925 per Unit to Unitholders of record on February 7, 1997. On each of May 6, 1997 and July 28, 1997, the Operating Partnership declared distributions of $0.505 per Unit, an increase of $.0125 per Unit over the previous distributions. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, Preferred Unit distributions of $1.0156 per Series A Preferred Unit and $1.0938 per Series B Preferred Unit were paid during the first six months of 1997.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders in accordance with tax requirements applicable to REITs. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity sold in the public markets.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, and securities which may be issued under existing debt and equity shelf registrations are sufficient to finance likely acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities

     Cash flows from investing activities for the six months ended June 30, 1997 included, $142.3 million of capital expenditures, which included construction costs of $35.6 million, including $15.0 million at The Shops at Sunset Place and $9.2 million for the acquisition of the land for the construction of North East Plaza. Also included in capital expenditures is renovation and expansion costs of approximately $81.4 million and tenant costs and other operational capital expenditures of approximately $25.3 million. The $27.3 million net increase in restricted cash relates primarily to an escrow for costs associated with the expansion of Forum. In addition, investments in and advances to unconsolidated entities of $39.9 million included $14.8 million, $14.0 million and $6.2 million to the Management Company, Grapevine Mills and The Source, respectively. Other investments includes $50 million for the purchase of Chelsea stock and $5.4 million to purchase bonds.

     Cash flows from financing activities for the six months ended June 30, 1997 included distributions of $170.6 million, net borrowings of $241.2 million primarily used to fund development and other investment activity, and $21.0 million for the acquisition of a contingent interest feature on four mortgage loans.

     EBITDA_Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

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

     Total EBITDA for the Properties increased from $232.0 million for the six months ended June 30, 1996 to $419.2 million for the same period in 1997, representing a growth rate of 80.7%. This increase is primarily attributable to the Merger ($177.0 million) and the Properties opened during 1996 and 1997 ($19.9 million). During this period, operating profit margin increased from 62.3% to 64.1%.

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

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                                  For the Three Months  For the Six Months
                                     Ended June 30,       Ended June 30,
                                     1997      1996        1997      1996
(In thousands)
FFO of the Operating Partnership   $ 93,285   $ 50,532   $181,224   $ 99,212

Reconciliation:
Income of the Operating Partnership
before extraordinary items
                                   $ 48,413   $ 23,968   $ 91,475   $ 47,800
Plus:
Depreciation and amortization from
consolidated Properties              43,774     26,501     87,086     51,038
The Operating Partnership's share
of depreciation, and amortization
from unconsolidated affiliates
                                      9,152      2,918     18,010      5,950
Less:
Gain on the sale of real estate          17        N/A       (20)        N/A
Minority interest portion of
depreciation, amortization and
extraordinary items                 (1,664)      (824)    (2,514)    (1,514)
Preferred dividends                 (6,407)    (2,031)   (12,813)    (4,062)
                                   --------   --------   --------   --------

FFO of the Operating Partnership   $ 93,285   $ 50,532   $181,224   $ 99,212
                                   ========   ========   ========   ========

     Portfolio Data

     Operating statistics give effect to the Merger and are based upon the business and Properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Ontario Mills and Charles Towne Square. Ontario Mills is a new value-oriented super-regional mall which management believes is not comparable to the remaining Properties. The Operating Partnership intends to create a separate reporting category for its Mills Properties in 1997, following the expected openings of Grapevine Mills and Arizona Mills. The Operating Partnership is converting Charles Towne Square into a community center.

     Aggregate Tenant Sales Volume. For the six months ended June 30, 1997 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls for GLA owned by the Operating Partnership ("Owned GLA") increased 4.2% from $2,785 million to $2,902 million. Total reported sales for all stores at the community shopping centers for Owned GLA decreased 2.4% from $668 million to $652 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls increased 1.8% to 85.2% at June 30, 1997 as compared to 83.4% at June 30, 1996 . Occupancy levels for community shopping centers increased from 91.8% at June 30, 1996 to 92.4% at June 30, 1997. Total GLA has increased 3.9 million square feet from June 30, 1996 to June 30, 1997, primarily as a result of the July 1996 opening of Cottonwood Mall, the November 1996 openings of Ontario Mills, the Tower Shops and Indian River Mall, and the March 1997 opening of Indian River Commons, partially offset by the March 1997 sale of Bristol Plaza.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 3.8%, from $20.18 at June 30, 1996 to $20.94 as of June 30, 1997. In community shopping centers, average base rents per square foot of Owned GLA increased 4.2%, from $7.44 to $7.75 during this same period.

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

Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               One Form 8-K was filed during the current period.

               On May 16, 1997 under Item 5 - Other Events, the Operating Partnership reported that it established a program for the issuance from time to time of up to $300 million aggregate principal amount of Medium Term Notes, and reported certain details regarding the program. In addition, under Item 7, the Operating Partnership provided as exhibits, certain documents relating to the establishment of the program.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SIMON DEBARTOLO GROUP, L.P.
                                     By: SIMON DEBARTOLO GROUP, Inc.
                                        General Partner


Date: August 14, 1997                /s/ Stephen E. Sterrett,
                                     ------------------------
                                     Senior Vice President and Treasurer
                                     (Principal Financial Officer)



Date: August 14, 1997
                                    /s/ John Dahl,
                                    -----------------------
                                    Senior Vice President and
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)