Form 10-Q/A
period 1997-09-30
SIMON DEBARTOLO GROUP L P
filed 1998-02-24
CIK 1022344

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549


				FORM 10-Q/A

			     (Amendment No. 1)


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

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)

							     September 30,    December 31,
								1997             1996
							     -------------    ------------
ASSETS:
Investment properties, at cost                               $ 5,521,523      $ 5,301,021
  Less _ accumulated depreciation                                403,741          279,072
							      -----------     ------------
							       5,117,782        5,021,949
 Acquisition of The Retail Property Trust (Note 4)             1,086,526               --
 Cash and cash equivalents                                        50,879           64,309
 Restricted cash                                                  14,939            6,110
 Tenant receivables and accrued revenue, net                     177,563          166,119
 Notes and advances receivable from Management Company and
 affiliate                                                        96,142           75,452
Investment in partnerships and joint ventures, at equity         620,624          394,409
Other investments                                                 58,803               --
Deferred costs and other assets                                  156,319          138,492
Minority interest                                                 27,383           29,070
							     ------------     ------------
Total assets                                                 $ 7,406,960      $ 5,895,910
							     ============     ============

LIABILITIES:
Mortgages and other indebtedness                             $ 4,720,885      $ 3,681,984
Accrued acquisition costs                                        212,429               --
Accounts payable and accrued expenses                            186,939          170,203
Cash distributions and losses in partnerships and joint
ventures,at equity                                                19,730           17,106
Investment in Management Company and affiliates                    2,971            8,567
Other liabilities                                                 68,793           72,876
							     ------------     ------------
Total liabilities                                              5,211,747        3,950,736
							     ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' EQUITY:

Preferred units, 15,000,000 and 12,000,000 units
 outstanding, respectively                                       439,090          292,912

General Partner, 103,663,845 and 96,880,415 units
outstanding,respectively                                       1,114,835        1,017,333

Limited Partner, 61,009,648 and 60,974,050 units
outstanding,respectively                                         656,117          640,283

Unamortized restricted stock award                              (14,829)          (5,354)

Total partners' equity                                         2,195,213        1,945,174
							     ------------     ------------
Total liabilities and partners' equity                       $ 7,406,960      $ 5,895,910
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

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)


				      For the Three Months   For the Nine Months
				      Ended September 30,    Ended September 30,
				     ---------------------   --------------------
				     ---------   ---------   ---------   --------
					1997        1996       1997         1996
				     ---------   ---------   ---------   --------

REVENUE:
Minimum rent                          $152,320    $117,375    $449,693    $277,313
Overage rent                             8,650       6,987      26,214      17,738
Tenant reimbursements                   81,413      63,512     231,444     157,738
Other income                            17,400      14,562      39,901      32,851
				     ---------   ---------   ---------   ---------
Total revenue                          259,783     202,436     747,252     485,640
				     ---------   ---------   ---------   ---------

EXPENSES:
Property operating                      46,203      35,002     130,228      85,608
Depreciation and amortization           48,185      37,606     135,668      88,913
Real estate taxes                       23,816      19,676      73,166      48,040
Repairs and maintenance                 11,107      10,005      28,653      22,546
Advertising and promotion                8,396       5,542      20,296      14,439
Merger integration costs                    --       7,236          --       7,236
Provision for (recovery of) credit
losses                                   (135)       1,116       2,690       2,867
Other                                    4,639       3,538      12,818       9,152
				     ---------   ---------   ---------   ---------
Total operating expenses               142,211     119,721     403,519     278,801
				     ---------   ---------   ---------   ---------

OPERATING INCOME                       117,572      82,715     343,733     206,839

INTEREST EXPENSE                        68,940      56,212     203,934     135,346
				     ---------   ---------   ---------   ---------
INCOME BEFORE MINORITY INTEREST         48,632      26,503     139,799      71,493

MINORITY INTEREST                      (1,423)     (1,219)     (3,648)     (2,394)
GAINS ON SALES OF ASSETS, NET               --          88          20          88
				     ---------   ---------   ---------   ---------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                                47,209      25,372     136,171      69,187

INCOME FROM UNCONSOLIDATED
ENTITIES                                 7,077       3,467       9,590       7,452
				     ---------   ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS       54,286      28,839     145,761      76,639


EXTRAORDINARY ITEMS                       27,215     (2,530)       2,501     (2,795)
				       ---------   ---------   ---------   ---------
NET INCOME                                81,501      26,309     148,262      73,844

GENERAL PARTNER PREFERRED UNIT
REQUIREMENT                              (9,101)     (2,224)    (21,914)     (6,286)
				       ---------   ---------   ---------   ---------
NET INCOME AVAILABLE TO UNITHOLDERS     $ 72,400    $ 24,085    $126,348    $ 67,558
				       =========   =========   =========   =========

NET INCOME AVAILABLE TO UNITHOLDERS
ATTRIBUTABLE TO:
General Partner                         $ 44,642    $ 14,784    $ 77,826    $ 41,350
Limited Partners                          27,758       9,301      48,522      26,208
				       ---------   ---------   ---------   ---------
					$ 72,400    $ 24,085   $ 126,348    $ 67,558
				       =========   =========   =========   =========

EARNINGS PER COMMON UNIT:
Income before extraordinary items         $ 0.28      $ 0.20      $ 0.78      $ 0.65
Extraordinary items                         0.17      (0.02)        0.02      (0.02)
				       ---------   ---------   ---------   ---------
Net income                                $ 0.45      $ 0.18      $ 0.80      $ 0.63
				       =========   =========   =========   =========
The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)
								   For the Nine Months Ended
									 September 30,
								   --------------------------
								       1997          1996
								   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 148,262      $ 73,844
Adjustments to reconcile net income to net cash provided
by operating activities-
Extraordinary items                                                     (2,501)         2,795
Equity in income of unconsolidated entities                             (9,590)       (7,452)
Gains on sales of assets, net                                              (20)          (88)
Minority interest                                                         3,648         2,394
Depreciation and amortization                                           140,927        94,976
Straight-line rent                                                      (6,378)         1,754
Changes in assets and liabilities-
Tenant receivables and accrued revenue                                  (1,341)         9,034
Deferred costs and other assets                                        (18,906)       (4,200)
Accounts payable, accrued expenses and other liabilities                  8,151      (29,767)
								      ---------    ----------
  Net cash provided by operating activities                             262,252       143,290
								      ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                          (736,600)      (43,941)
Capital expenditures                                                  (219,672)     (112,419)
Cash from consolidation of joint venture                                     --        66,736
Increase in restricted cash                                             (8,829)            --
Proceeds from sale of assets                                                599           399
Investments in and advances to unconsolidated entities                 (63,656)      (54,442)
Distributions from unconsolidated entities                               22,199        45,403
Loan repayment from Management Company                                       --        38,553
Other investing activities                                             (55,400)            --
								   ------------  ------------
Net cash used in investing activities                               (1,061,359)      (59,711)
								   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions                                               327,101       195,205
Minority interest distributions                                         (2,825)       (3,810)
Partnership distributions                                             (259,895)     (171,346)
Mortgage and other indebtedness proceeds, net of transaction costs    1,595,202       272,945
Mortgage and other indebtedness principal payments                    (852,906)     (346,719)
Other refinancing transaction                                          (21,000)            --
								   ------------  ------------
Net cash provided by (used in) financing activities                     785,677      (53,725)
								   ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (13,430)        29,854

CASH AND CASH EQUIVALENTS, beginning of period                           64,309        62,721
								   ------------  ------------
CASH AND CASH EQUIVALENTS, end of period                               $ 50,879      $ 92,575
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

							  Unamortized   Total
				   Preferred    General     Limited   Restricted     Partners'
				     Units      Partner     Partner  Stock Award      Equity
				   ---------  -----------  --------  -----------    ----------

Balance at December 31, 1996       $292,912   $1,017,333   $640,283    $(5,354)     $1,945,174

Units issued in connection with
stock incentive program
(458,884 Units)                                   14,339               (14,339)             --

Series C Preferred Units
(3,000,000 Units)                   146,178                                            146,178

Other Units issuances
(6,360,144 Units)                                200,726      1,101                    201,827

Amortization of stock incentive                                           4,864          4,864

Unrealized gain on investment                      5,542      3,261                      8,803

Adjustment to allocate net
equity of the Operating
Partnership                                     (54,582)     54,582                         --

Net income                           21,914       77,826     48,522                    148,262

Distributions                      (21,914)    (146,349)   (91,632)                  (259,895)

				  ---------   ----------   --------   ----------    ----------
Balance at September 30, 1997      $439,090   $1,114,835   $656,117   $(14,829)     $2,195,213
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

     Total operating expenses increased $22.5 million, or 18.8%, for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($14.6 million), and the Property Transactions ($2.3 million).

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

     Net Income was $81.5 million for the three months ended September 30, 1997, as compared to $26.3 million for the same period in 1996, reflecting an increase of $55.2 million, for the reasons discussed above, and was allocated to the Company based on the Units and Preferred Units owned by the Company during the period, and to the remaining Unitholders based upon their respective ownership interests.

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

     Total operating expenses increased $124.7 million, or 44.7%, for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Merger ($113.5 million), the Property Transactions ($12.0 million).

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

     Net Income was $148.3 million for the nine months ended September 30, 1997, as compared to $73.8 million for the same period in 1996, reflecting an increase of $74.4 million, for the reasons discussed above, and was allocated to the Company based on the Units and Preferred Units owned by the Company during the period, and to the remaining Unitholders based upon their respective ownership interests.

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

     The following summarizes FFO of the Operating Partnership and reconciles net income to FFO for the periods presented:

			     For the Three Months   For the Nine Months
			      Ended September 30,   Ended September 30,
			      --------   --------   --------   --------
				1997       1996       1997       1996
			      --------   --------   --------   --------
(In thousands)
FFO                           $102,189    $74,270    $283,413  $173,482
			      ========   ========    ========  ========
Reconciliation:
Income before extraordinary
items                          $54,286    $28,839    $145,761   $76,639
Plus:
Depreciation and amortization
from consolidated Properties    47,981     37,469     135,067    88,507

The Operating Partnership's
share of depreciation and
amortization from
unconsolidated affiliates        9,995      3,775      28,005     9,725
Merger integration costs           N/A      7,236         N/A     7,236
Less:
Gain on the sale of real
estate                              --       (88)        (20)      (88)
Minority interest portion of
depreciation, amortization
and extraordinary items          (972)      (737)     (3,486)   (2,251)
Preferred distributions        (9,101)    (2,224)    (21,914)   (6,286)
			      --------   --------    --------  --------
FFO                           $102,189    $74,270    $283,413  $173,482
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


				     SIMON DEBARTOLO GROUP, L.P.
				     By: Simon DeBartolo Group, Inc.
					General Partner

Principal Financial Officers:

Date: February 18, 1998  /s/ Stephen E. Sterrett  /s/James R.Giuliano, III
			 Stephen E. Sterrett,     James R. Giuliano, III,
			 Senior Vice President    Senior Vice President
			 and Treasurer


Principal Accounting Officer:

Date: February 18, 1998                /s/ John Dahl
				       John Dahl,
				       Senior Vice President and
				       Chief Accounting Officer