Form 10-K
period 1997-12-31
SIMON DEBARTOLO GROUP L P
filed 1998-03-31
CIK 1022344

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

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

    Securities registered pursuant to Section 12 (g) of the Act: None
--------------------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [x]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

                   Documents Incorporated By Reference

Portions of Simon DeBartolo Group, Inc.'s Proxy Statement in connection with its Annual Meeting of Shareholders are incorporated by reference in
Part III.
============================================================================

                      SIMON DeBARTOLO GROUP, L.P.
                      Annual Report on Form 10-K
                           December 31, 1997

                           TABLE OF CONTENTS

Item No.                                                      Page No.

                                Part I

  1.Business                                                     3
  2.Properties                                                   9
  3.Legal Proceedings                                            32
  4.Submission of Matters to a Vote of Security Holders          32

                                Part II

  5.Market for the Registrant and Related Unitholder Matters     33
  6.Selected Financial Data                                      34
  7.Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          35
  7A. Quantitative and Qualitative Disclosure About Market Risk  47
  8.Financial Statements and Supplementary Data                  47
  9.Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosure                                      47
                               Part III

  10. Directors and Executive Officers of the Registrant         48
  11. Executive Compensation                                     48
  12. Security Ownership of Certain Beneficial Owners
      and Management                                             48
  13. Certain Relationships and Related Transactions             48

                                Part IV

  14. Exhibits, Financial Statements, Schedules and Reports
      on Form 8-K                                                49


                          SIGNATURES                             75

                                PART I

Item 1. Business

     Background

     Simon DeBartolo Group, L.P. ("the Operating Partnership"or "SDG, LP"), a Delaware limited partnership, is a majority owned subsidiary of Simon DeBartolo Group, Inc. (the "Company"), a Maryland corporation, formerly known as Simon Property Group, Inc. The Company is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers.

     As of December 31, 1997, the Operating Partnership owns or holds an interest in 202 income-producing properties, which consist of 120 regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional mall located in 33 states (the "Properties"). The Operating Partnership also owns interests in one specialty retail center and two community centers currently under construction and nine parcels of land either in preconstruction development or held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"), while substantially all of the voting stock is held by Melvin Simon, Herbert Simon and David Simon. The Management Company manages Properties generally not wholly-owned by the Operating Partnership and certain other properties, and also engages in certain property development activities. The Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties.

     The DRC Merger

     On August 9, 1996, the national shopping center business of DeBartolo Realty Corporation ("DRC") was acquired for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, the Company changed its name to Simon DeBartolo Group, Inc. In addition, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DPMI, for $2.5 million in cash.

     For additional information concerning the DRC Merger, please see
Note 3 to the consolidated financial statements.

     The Partnership Merger

     On December 31, 1997, Simon Property Group, L.P., a Delaware limited partnership ("SPG, LP"), merged (the "Partnership Merger") into the Operating Partnership. Prior to the Partnership Merger, the Operating Partnership and the Company held all of the partnership interests of SPG, LP, which held interests in certain of the Portfolio Properties. As a result of the Partnership Merger, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company. Prior to the DRC Merger, references to the Operating Partnership refer to SPG, LP only.

     Definitive Merger Agreement

     The Company, Corporate Property Investors ("CPI") and Corporate Realty Consultants, Inc. ("CRC") entered into an Agreement and Plan of Merger, dated as of February 18, 1998 (the "Merger Agreement"), pursuant to which a subsidiary of CPI shall be merged with and into the Company (the "Merger"). Upon consummation of the Merger, CPI will be renamed and holders of the Company's common stock will receive shares of CPI common stock on a one-for-one basis and beneficial interests in shares of CRC common stock. Based upon the capitalization of the Company and CPI as of December 31, 1997, the Company's stockholders would own in the aggregate approximately 67% of the outstanding shares of the new entity's common stock. Even though the Company's stockholders will receive shares of common stock of a new entity, substantially all the members of the current Board of Directors and senior management of the Company will be members of the new Board of Directors and senior management of the new entity. All of the Company's policies, including investment and financing policies, and practices are expected to continue as the new entity's policies and practices.

     The Merger Agreement provides that prior to the Merger each holder of CPI common stock will receive consideration of $179 per share, consisting of a dividend of : (i) the Cash Amount (as defined below); (ii) 1.0818 shares of CPI common stock; and (iii) 0.19 shares of CPI 6.5% convertible preferred stock. The "Cash Amount" is equal to $90.00 per share of CPI common stock, subject to adjustment as follows: (i) if the Market Price (as defined below) for the Company's common stock at the effective time of the Merger exceeds $38.67, then the Cash Amount shall be reduces by an amount equal to such excess multiplied by 2.0818 and (ii) if the Market Price for the Company's common stock at the effective time of the Merger is less than $28.58, then the Cash Amount shall be increased by an amount equal to such deficiency multiplied by 2.0818. The "Market Price" shall be the average of the closing prices per share for the Company's common stock on the New York Stock Exchange for the 20 consecutive trading days ending on the fifth trading day prior to the effective time of the Merger.

     The transaction is expected to be consummated during the third quarter of 1998 and is subject to the approval of the Company's stockholders, as well as customary regulatory and other conditions. The requisite number of CPI stockholders already have agreed to approve the transaction. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which appears as
Exhibit 10.1 to the Company's Form 8-K dated February 19, 1998 and is incorporated herein by reference.

     General

     As of December 31, 1997, the Operating Partnership owned or held interests in a diversified portfolio of 202 income-producing Properties, including 120 enclosed regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use Properties and three value-oriented super-regional malls, located in 33 states. Regional malls, community centers and the remaining portfolio comprised 82.8%, 8.3%, and 8.9%, respectively of total rent revenues and tenant reimbursements in 1997. The value-oriented super-regional malls are not included in consolidated rent revenues and tenant reimbursements as they are each accounted for using the equity method of accounting. The Properties contain an aggregate of approximately 128.8 million square feet of GLA, of which 78.0 million square feet is owned by the Operating Partnership ("Owned GLA"). Approximately 3,600 different retailers occupy more than 14,000 stores in the Properties. Total estimated retail sales at the Properties exceeded $25 billion in 1997.

     Operating Strategies

     The Operating Partnership's primary business objectives are to increase cash generated from operations per unit of partnership interest in the Operating Partnership ("Unit") and the value of the Operating
Partnership's Properties and operations. The Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

     Leasing. The Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.

    Management. Drawing upon the expertise gained through management of approximately 140 million square feet of GLA of retail and mixed-use Properties, the Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities, and systematic planning and monitoring of results.

    Acquisitions. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for the Operating Partnership to acquire additional portfolios of shopping centers and increase operating profit margins. Management also believes that its extensive experience in the shopping center business, access to capital markets, national operating scope, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis for the transferors.

    During 1997, the Operating Partnership, through the acquisition of The Retail Property Trust ("RPT"), and other related transactions, acquired a portfolio of ten wholly-owned Properties and one 50%-owned Property comprising approximately twelve million square feet of GLA in eight states. RPT is also a REIT. In addition, the Operating Partnership made several other single-Property ownership acquisitions in 1997. The Operating Partnership acquired a 50% ownership interest in Dadeland Mall and an additional 48% ownership interest in West Town Mall, increasing its ownership in that Property to 50%. In addition, the Operating Partnership acquired The Fashion Mall at Keystone at the Crossing, a 597,000 square-foot regional mall, along with an adjacent community center. Also acquired in 1997 was the remaining 30% ownership interest in Virginia Center Commons. On December 29, 1997, the Operating Partnership formed a joint venture partnership with The Macerich Company ("Macerich") to acquire a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA. This transaction closed on February 27, 1998, with the Operating Partnership assuming leasing and management responsibilities for six of the regional malls and Macerich assuming leasing and management for the remaining properties.

    Development. The Operating Partnership's focus is to selectively develop new Properties in major metropolitan areas that exhibit strong population and economic growth. During 1997, the Operating Partnership opened one new regional mall, two value-oriented super-regional malls and one new community shopping center. On September 5, 1997, the Operating Partnership opened The Source, a 730,000 square-foot regional mall in Westbury (Long Island), New York. On October 31, 1997 the Operating Partnership opened Grapevine Mills, a 1.2 million square-foot value-oriented super-regional mall in Grapevine (Dallas/Fort Worth), Texas, and on November 20, 1997, the Operating Partnership opened Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall in Tempe, Arizona. In March 1997, the Operating Partnership opened Indian River Commons, a 260,000 square-foot community shopping center in Vero Beach, Florida, which is immediately adjacent to an existing regional mall Property.

    Development activities are ongoing at several other locations including the following projects, which have an aggregate construction cost of approximately $200 million:

     * The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October of 1998 in South Miami, Florida.
     * Muncie Plaza, a 196,000 square-foot community center project, is scheduled to open in April of 1998 in Muncie, Indiana, adjacent to Muncie Mall.
     * Lakeline Plaza, a 380,000 square-foot community center project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas, adjacent to Lakeline Mall.

    The Operating Partnership also has direct or indirect interests in nine other parcels of land either in preconstruction development or being held for future development in eight states totaling approximately 677 acres. Management believes the Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

    The Operating Partnership is in the preconstruction development phase on one new value-oriented super-regional mall, a factory outlet center and one new community center project. Concord Mills, an approximately $200 million development, is scheduled to open in 1999. This 1.4 million square-foot value-oriented super-regional mall development project is 50%-owned by the Operating Partnership. Houston Premium Outlets is a 462,000 square-foot factory outlet project in Houston, Texas. This approximately $89 million project, of which the Operating Partnership has a 50% ownership interest in, is scheduled to begin construction in 1998 and open in 1999. The Shops at North East Mall, which is immediately adjacent to an existing regional mall in the Company's portfolio, is an approximately $55 million development. This 391,000 square-foot wholly-owned development project is scheduled to open in Hurst, Texas, in 1999.

    Strategic Expansions and Renovations. A key objective of the Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1997, the Operating Partnership completed construction and opened fourteen expansion and/or renovation projects: Alton Square in Alton, Illinois; Aventura Mall in Miami, Florida; Chautauqua Mall in Jamestown, New York; Columbia Center in Kennewick, Washington; The Forum Shops at Caesar's in Las Vegas, Nevada; Knoxville Center in Knoxville, Tennessee; La Plaza in McAllen, Texas; Muncie Mall in Muncie, Indiana; Northfield Square in Bradley, Illinois; Northgate Mall in Seattle, Washington; Orange Park Mall in Jacksonville, Florida; Paddock Mall in Ocala, Florida; Richmond Square in Richmond, Indiana; and Southern Park Mall in Youngstown, Ohio.

    The Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     Competition

     The Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) through the mall marketing initiatives of Simon Brand Ventures, which the Operating Partnership believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the Operating Partnership to be the leader in the industry.

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

     Environmental Matters

     General Compliance. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances (see Item 3. Legal Proceedings). Substantially all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the Operating Partnership. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities; that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management; that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of additional environmental liability.

     Asbestos-containing materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. Management believes the presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the Operating Partnership in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

     Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained underground storage tanks used to store waste oils or other petroleum products primarily related to the operation of auto service center establishments. All such tanks had been removed or previously abandoned in place and filled with inert materials in accordance with applicable environmental laws. Site assessments have revealed seven Properties contain certain soil and/or groundwater contamination associated with such tanks. Subsurface investigations (Phase II assessments) and remediation work are either ongoing or scheduled to be conducted at such Properties. The costs of remediation with respect to such matters have not been and are not expected to be material.

     Properties to be Developed or Acquired. Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the Operating Partnership will conduct environmental due diligence consistent with past practice.

     Employees

     The Operating Partnership and its affiliates employ approximately, 6,300 persons at various centers and offices throughout the United States. Approximately 730 of such employees are located at the Operating Partnership's headquarters in Indianapolis, Indiana, and approximately 3,400 of all employees are part-time.

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

     Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of the Company, which is one of the general partners of the Operating Partnership, as of December 31, 1997.

          Name           Age        Position

   Melvin Simon (1)      71     Co-Chairman
   Herbert Simon (1)     63     Co-Chairman
   David Simon (1)       36     Chief Executive Officer
   Richard S. Sokolov    48     President and Chief Operating Officer
   Randolph L. Foxworthy 53     Executive Vice President -
                                Corporate Development
   William J. Garvey     59     Executive Vice President -
                                Property Development
   James A. Napoli       51     Executive Vice President - Leasing
   John R. Neutzling     45     Executive Vice President -
                                Property Management
   James M. Barkley      46     General Counsel; Secretary
   Stephen E. Sterrett   42     Treasurer
   John Rulli            41     Senior Vice President - Human
                                Resources & Corporate Operations
   James R. Giuliano,    40     Senior Vice President
   III

   (1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of the Company and SD Property Group, Inc. The executive officers serve at the pleasure of the Board of Directors and have served in such capacities since the formation of the Company in 1993, with the exception of Mr. Sokolov and Mr. Giuliano who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, and Richard Sokolov, see Item 10 of this report.

     Mr. Foxworthy is the Executive Vice President - Corporate
Development of the Company. Mr. Foxworthy joined Melvin Simon &
Associates, Inc. ("MSA") in 1980 and has been an Executive Vice
President in charge of Corporate Development of MSA since 1986 and has held the same position with the Company since its formation in 1993.

     Mr. Garvey is the Executive Vice President - Property Development of the Company. Mr. Garvey, who was Executive Vice President and
Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

     Mr. Napoli is the Executive Vice President - Leasing of the
Company. Mr. Napoli also served as Executive Vice President and
Director of Leasing of MSA, which he joined in 1989.

     Mr. Neutzling is the Executive Vice President - Property Management of the Company. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

     Mr. Barkley serves as the Company's General Counsel and
Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

     Mr. Sterrett serves as the Company's Treasurer. He joined MSA in 1989 and has held various positions with MSA.

     Mr. Rulli holds the position of Senior Vice President - Human Resources and Corporate Operations. He joined MSA in 1988 and has held various positions with MSA.

     Mr. Giuliano has served as Senior Vice President since the DRC Merger. He joined DRC in 1993, where he served as Senior Vice
President and Chief Financial Officer up to the DRC Merger.

     The foregoing persons also hold the same offices with SD Property Group, Inc., the managing general partner of the Operating Partnership.

Item 2. Properties

     Portfolio Properties

     The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 120 regional malls in the Properties range in size from approximately 200,000 to 1.6 million square feet of GLA, with 116 regional malls over 400,000 square feet. These regional malls contain in the aggregate nearly 11,600 occupied stores, including 480 anchors which are mostly national retailers. As of December 31, 1997, regional malls (including specialty retail centers, and retail space in the mixed-use Properties) represented 81.8% of total GLA, 76.5% of Owned GLA and 81.5% of total annualized base rent of the Properties.

     Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 72 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types:
(i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1997, community shopping centers represented 13.5% of total GLA, 16.1% of Owned GLA and 8.7% of the total annualized base rent of the Properties.

     The Operating Partnership also has an interest in three specialty retail centers, four mixed-use Properties and three value-oriented super-regional malls. The specialty retail centers contain approximately 760,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The four mixed-use Properties range in size from approximately 500,000 to 1,025,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. The value-oriented super-regional malls are each joint venture partnerships ranging in size from approximately 1,160,000 to 1,330,000 square feet of GLA. These include Arizona Mills, Grapevine Mills and Ontario Mills. These Properties combine retail outlets, manufacturers, off-price stores and other value-oriented tenants. As of December 31, 1997, value-oriented super-regional malls represented 2.9% of total GLA, 4.6% of Owned GLA and 5.6% of the total annualized base rent of the Properties.

     As of December 31, 1997, approximately 87.3% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 93.8% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.3% of Owned GLA in the community shopping centers was leased.

     Of the 202 Properties, 154 are owned 100% by the Operating
Partnership and the remainder are held as joint venture interests. The Operating Partnership is the managing or co-managing general partner of all but eight of the Properties held as joint venture interests.

                            Additional Information

     The following table sets forth certain information, as of December 31, 1997, regarding the Properties:

                                         The Operating
                      Ownership          Partnership's
                 Interest (Expiration     Percentage         Year Built or        Total
  Name/Location      if Lease)(1)         Interest(2)          Acquired            GLA        Anchors/Specialty/Anchors


REGIONAL MALLS

1.  Alton Square          Fee                100.0               Acquired        641,145         Famous Barr, JCPenney,
    Alton, IL                                                      1993                          Sears

2.  Amigoland Mall        Fee                100.0                 Built         560,318         Beall's, Dillard's, JCPenney,
    Brownsville, TX                                                1974                          Montgomery Ward

3.  Anderson Mall         Fee                100.0                 Built         637,872         Gallant Belk, JCPenney,
    Anderson, SC                                                   1972                          Sears, Uptons

4.  Aventura Mall(3)      Fee                 33.3                 Built       1,459,397         AMC Theatre (4), Bloomingdales,
    Miami, FL                                                      1983                          Burdines (4), JCPenney, Lord &
                                                                                                 Taylor, Macy's, Sears

5.  Avenues, The          Fee                 25.0                 Built       1,113,651         Dillard's, Gayfers,
    Jacksonville, FL                                               1990                          Sears, Parisian, JCPenney


6.  Barton Creek          Fee                100.0                 Built       1,374,794         Dillard's (5), Foley's,
    Square                                                         1981                          JCPenney, Sears,
    Austin, TX                                                                                   Montgomery Ward

7.  Battlefield          Fee and Ground      100.0                 Built       1,156,592         Dillard's, Famous Barr,
    Mall                 Lease (2056)                              1970                          Montgomery Ward, Sears,
    Springfield, MO                                                                              JCPenney

8.  Bay Park Square      Fee                 100.0                 Built         641,929         Kohl's, Montgomery Ward,
    Green Bay, WI                                                  1980                          Shopko, Elder-Beerman

9.  Bergen Mall          Fee and Ground      100.0               Acquired      1,013,718         Value City, Stern's,
    Paramus, NJ          Lease (6)(2061)                           1987                          Marshall's, Off 5th-Saks Fifth
                                                                                                Avenue Outlet

10. Biltmore Square      Fee              (7) 66.7                 Built         494,436         Belk, Dillard's, Proffitt's,
    Asheville, NC                                                  1989                          Goody's

11. Boynton Beach Mall   Fee                 100.0                 Built       1,064,072         Burdines, Macy's, Sears,
    Boynton Beach, FL                                              1985                          Dillard's (4) (5)
                                                                                JCPenney


12. Broadway Square      Fee                 100.0               Acquired        571,429         Dillard's, JCPenney, Sears
    Tyler, TX                                                      1994

13. Brunswick Square     Fee                 100.0                 Built         736,479         Brunswick Square Movies,
    East Brunswick, NJ                                             1973                          Macy's, JCPenney



14. Castleton Square     Fee                 100.0                 Built       1,352,729         LS Ayres, Lazarus, Montgomery
    Indianapolis, IN                                               1972                          Ward (8), JCPenney, Sears

15. Century III Mall     Fee                  50.0                 Built       1,287,251       Lazarus, Kaufmann's, JCPenney
    Pittsburgh, PA                                                 1979                        Sears, T.J. Maxx, Wickes
                                                                                               Furniture




16. Charlottesville    Ground Lease           50.0          Acquired             573,614       Belk, JCPenney, Sears
    Fashion Square      (2076)                               1997                              Stone & Thomas
    Charlottesville, VA

17. Chautauqua Mall      Fee                 100.0           Built               428,285       The Bon Ton (4), Sears,
    Jamestown, NY                                            1971                              JCPenney, Office Max

18. Cheltenham Square    Fee                 100.0           Built               624,790       Burlington Coat Factory,
    Philadelphia, PA                                         1981                              Movies at Cheltenham, Home
                                                                                               Depot, Value City,
                                                                                               Seaman's Furniture, Shop Rite
19. Chesapeake Square    Fee and Ground    (7)75.0           Built               704,463       Dillard's, Belk, JCPenney, Sears,
    Chesapeake, VA       Lease (2062)                        1989                              Montgomery Ward


20. Cielo Vista Mall     Fee and Ground      100.0           Built             1,196,102       Dillard's (5), JCPenney, Montgomery
    El Paso, TX          Lease (9)(2027)                     1974                              Ward, Sears


21. Circle Centre        Property Lease       14.7           Built               793,234       Nordstrom, Parisian,
    Indianapolis, IN     (2097)                              1995                              United Artists


22. College Mall         Fee and Ground      100.0           Built               707,220       JCPenney, Lazarus,
    Bloomington, IN      Lease (10)(2048)                    1965                              L.S. Ayres, Sears, Target


23. Columbia Center      Fee                 100.0         Acquired              772,894       Barnes & Noble,
    Kennewick, WA                                            1987                              The Bon Marche, Lamonts,
                                                                                               JCPenney, Sears
24. Coral Square         Fee                  50.0           Built               941,370       Burdines (5), Dillard's,
    Coral Springs, FL                                        1984                              JCPenney, Sears

25. Cottonwood Mall      Fee                 100.0           Built             1,022,835       Dillard's, Foley's,
    Albuquerque, NM                                          1996                              JCPenney, Mervyn's,
                                                                                               Montgomery Ward
                                                                                               United Artists

26. Crossroads Mall      Fee                 100.0         Acquired              871,356       Dillard's, Sears,
    Omaha, NE                                                1994                              Younkers

27. Crystal River Mall   Fee                 100.0           Built               425,277       Belk, Kmart,
    Crystal River, FL                                        1990                              JCPenney, Regal Cinema,
                                                                                               Sears

28. Dadeland Mall        Fee                  50.0         Acquired            1,403,416       Burdine's, Burdine's Home
    Miami, FL                                                1997                              Gallery, JCPenney, Limited
                                                                                               Lord & Taylor, Saks Fifth
                                                                                               Avenue
29. DeSoto Square        Fee                 100.0           Built               686,408       Burdines, JCPenney,
    Bradenton, FL                                            1973                              Sears, Dillard's

30. Eastern Hills Mall   Fee                 100.0           Built               997,172       Sears, The Bon Ton,
    Buffalo, NY                                              1971                              JCPenney, Kaufmann's,
                                                                                               Burlington Coat Factory (4),
                                                                                               Waccamaw (11)
31. Eastland Mall        Fee                 100.0           Built               702,496       Dillard's, General Cinema,
    Tulsa, OK                                                1986                              JCPenney, Mervyn's,
                                                                                               Service Merchandise
32. Edison Mall          Fee                 100.0         Acquired              987,103       Burdines (5), Dillard's,
    Fort Meyers, FL                                          1997                              JCPenney, Sears

33. Fashion Mall at     Ground Lease         100.0         Acquired              651,671       Jacobsons, Parisian
    Keystone at the     (2067)                               1997
    Crossing, The
    Indianapolis, IN

34. Florida Mall, The    Fee                 50.0            Built              1,119,871      Burdines (4), Dillard's (5),
    Orlando, FL                                              1986                              Gayfers, JCPenney, Saks Fifth
                                                                                               Avenue, Sears
35. Forest Mall          Fee                100.0            Built                484,131      JCPenney, Kohl's,
    Fond Du Lac, WI                                          1973                              Younkers, Sears, Staples

36. Forest Village       Fee                100.0            Built                417,344      JCPenney, Kmart
    Park Mall                                                1980
    Forestville, MD

37. Fremont Mall         Fee                100.0            Built                199,266      1/2 Price Store, JCPenney
    Fremont, NE                                              1966

38. Golden Ring Mall     Fee                100.0            Built                719,625      Caldor, Hecht's,
    Baltimore, MD                                            1974                              Montgomery Ward,
                                                                                               United Artists
39. Great Lakes Mall     Fee                100.0            Built              1,295,872      Dillard's (5), Great Lakes
    Cleveland, OH                                            1961                              Mall Theatres, Kaufmann's,
                                                                                               JCPenney, Sears
40. Greenwood Park       Fee                100.0          Acquired             1,273,258      JCPenney, Lazarus,
     Mall                                                    1979                              L.S. Ayres, Sears,
    Greenwood, IN                                                                              Montgomery Ward (8),
                                                                                               Service Merchandise
41. Gulf View Square     Fee                100.0            Built                809,913      Burdines, Dillard's,
    Port Richey, FL                                          1980                              Montgomery Ward,
                                                                                               JCPenney, Sears
42. Heritage Park Mall   Fee                100.0            Built                634,178      Dillard's, Sears,
    Midwest City, OK                                         1978                              Montgomery Ward,
                                                                                               Service Merchandise
43. Hutchinson Mall      Fee                100.0            Built                525,702      Cinema 8, Dillard's,
    Hutchinson, KS                                           1985                              JCPenney,
                                                                                               Sears, Wal-Mart (12),
                                                                                               Service Merchandise
44. Independence Center  Fee                100.0           Acquired            1,030,462      The Jones Store Co.,
    Independence, MO                                          1994                             Dillard's, Sears

45. Indian River Mall    Fee                 50.0            Built                749,613      AMC Theatre, Burdines, Sears,
    Vero Beach, FL                                           1996                              JCPenney, Dillard's

46. Ingram Park Mall     Fee                100.0            Built              1,133,183      Dillard's (5), Foley's,
    San Antonio, TX                                          1979                              JCPenney, Sears, Beall's

47. Irving Mall          Fee                100.0            Built              1,040,628      Barnes & Noble (4),
    Irving, TX                                               1971                              Dillard's, Foley's,
                                                                                               General Cinema (4) JCPenney,
                                                                                               Mervyn's, Sears,
48. Jefferson Valley     Fee                100.0            Built                 589,601     Macy's, Sears,
    Mall                                                     1983                              Service Merchandise
    Yorktown Heights, NY

49. Knoxville Center     Fee                100.0            Built                 970,673     Dillard's, JCPenney,
    Knoxville, TN                                            1984                              Proffitt's, Sears,
                                                                                               Service Merchandise
50. La Plaza            Fee and Ground      100.0            Built                 987,645     Dillard's, JCPenney, Beall's,
    McAllen, TX         Lease (6)(2040)                      1976                              Foley's, Sears,
                                                                                               Service Merchandise,
                                                                                               Joe Brand-Lady Brand

51. Lafayette Square     Fee                100.0            Built               1,220,043     JCPenney, LS Ayres, Sears,
    Indianapolis, IN                                         1968                              Lazarus, Waccamaw,
                                                                                               Montgomery Ward (11)
52. Laguna Hills Mall    Fee                100.0           Acquired               812,581     JCPenney,
    Laguna Hills, CA                                          1997                             Macy's, Sears

53. Lakeland Square      Fee                 50.0            Built                 900,556     Belk, Burdines,
    Lakeland, FL                                             1988                              Dillard's (5),
                                                                                               JCPenney, Sears
54. Lakeline Mall        Fee                 50.0(14)        Built               1,102,670     Dillard's, Foley's, Sears,
    N. Austin, TX                                            1995                              JCPenney, Mervyn's, United
                                                                                               Artists

55. Lima Mall            Fee                100.0            Built                 753,127     Elder-Beerman, Sears,
    Lima, OH                                                 1965                              Lazarus, JCPenney

56. Lincolnwood Town     Fee                100.0            Built                 441,085     Carson Pirie Scott,
    Center                                                   1990                              JCPenney
    Lincolnwood, IL

57. Longview Mall        Fee                100.0            Built                 617,025     Dillard's (5), JCPenney,
    Longview, TX                                             1978                              Sears, Service Merchandise,
                                                                                               Beall's
58. Machesney Park Mall  Fee                100.0            Built                 555,860     Kohl's, JCPenney,
    Rockford, IL                                             1979                              Bergners, (13)

59. Markland Mall        Ground Lease       100.0            Built                 391,284     Lazarus, Sears,
    Kokomo, IN           (2041)                              1968                              Target

60. McCain Mall          Ground Lease       100.0            Built                 776,516     Dillard's, JCPenney,
    N. Little Rock, AR   (15)(2032)                          1973                              M.M. Cohn, Sears


61. Melbourne Square     Fee                100.0            Built                 734,323     Belk, Burdines,
    Melbourne, FL                                            1982                              Dillard's (5), JCPenney

62. Memorial Mall        Fee                100.0            Built                 416,698     JCPenney, Kohl's,
    Sheboygan, WI                                            1969                              Sears

63. Menlo Park Mall      Fee                100.0          Acquired              1,296,127     Macy's, Nordstrom,
    Edison, New Jersey                                       1997                     (16)     Cineplex Odeon

64. Miami                Fee                 60.0            Built                 972,296     Burdines (5), Sears,
    International Mall                                       1982                              Dillard's, JCPenney
    Miami, FL

65. Midland Park Mall    Fee                100.0            Built                 618,924     Dillard's (5), JCPenney,
    Midland, TX                                              1980                              Sears, Beall's

66. Miller Hill Mall     Fee                100.0            Built                 801,511     Glass Block, JCPenney,
    Duluth, MN                                               1973                              Montgomery Ward, Sears

67. Mission Viejo Mall   Fee                100.0            Built                 817,167     Macy's,
    Mission Viejo, CA                                        1979                              Robinsons - May (5),
                                                                                               Nordstrom (4)
68. Mounds Mall          Ground Lease       100.0            Built                 407,233     Elder-Beerman, JCPenney,
    Anderson, IN         (2033)                              1965                              Sears

69. Muncie Mall          Fee                100.0            Built                 658,672     JCPenney, L.S. Ayres,
    Muncie, IN                                               1970                              Sears, Elder Beerman, (5)

70. North East Mall      Fee                100.0            Built               1,142,147     Dillard's (5), JCPenney,
    Hurst, TX                                                1971                              Montgomery Ward, Sears

71. North Towne Square   Fee                100.0            Built                 761,659     Lion, Montgomery Ward, (13)
    Toledo, OH                                               1980

72. Northfield Square    Fee              (7)31.6            Built                 558,420     Cinemark Movies 10, Carson
    Bradley, IL                                              1990                              Pirie Scott, JCPenney, Sears,
                                                                                               Venture
73. Northgate Mall       Fee                100.0          Acquired              1,123,787     The Bon Marche, Lamonts,
    Seattle, WA                                              1987                     (17)     Nordstrom, JCPenney

74. Northwoods Mall      Fee                100.0          Acquired                667,937     Famous Barr, JCPenney,
    Peoria, IL                                               1983                              Sears (4)

75. Oak Court Mall       Fee                100.0          Acquired                847,964     Dillard's (5), Goldsmith's
    Memphis, TN                                              1997                     (18)

76. Orange Park Mall     Fee                100.0          Acquired                916,174     AMC 24 Theatre, Dillard's,
    Jacksonville, FL                                         1994                              Gayfer's, JCPenney, Sears

77. Orland Square        Fee                100.0          Acquired              1,224,962     Carson Pirie Scott, JCPenney,
    Orland Park, IL                                          1997                              Marshall Field, Plitt
                                                                                               Theatres, Sears
78. Paddock Mall         Fee                100.0            Built                 559,414     Belk, Burdines,
    Ocala, FL                                                1980                              JCPenney, Sears

79. Palm Beach Mall     Fee                  50.0            Built               1,200,692     JCPenney, Sears,
    West Palm Beach, FL                                      1967                              Lord & Taylor,
                                                                                               Dillards, Burdines
80. Port Charlotte      Ground Lease      (7)80.0            Built                 716,149     Burdines, Dillard's,
     Town Center        (2064)                               1989                              Montgomery Ward,
    Port Charlotte, FL                                                                         JCPenney, Regal Cinema (4),
                                                                                               Sears
81. Prien Lake Mall     Fee and Ground      100.0            Built                 455,550     Dillards (4), JCPenney,
    Lake Charles, LA    Lease (6)(2025)                      1972                              Montgomery Ward,
                                                                                               Sears (4), The White House


82. Promenade, The      Fee                 100.0          Acquired                600,437     Macy's, Macy's Home,
    Woodland Hills, CA                                       1997                              AMC Theatre

83. Raleigh Springs     Fee and Ground      100.0           Built                  907,976     Dillard's, Goldsmith's
    Mall                Lease (6)(2018)                     1979                               JCPenney, Sears
    Memphis, TN



84. Randall Park Mall   Fee                 100.0           Built                1,572,080     Dillard's, Kaufmann's,
    Cleveland, OH                                           1976                               LaSalle Interiors (5),
                                                                                               JCPenney, Sears,
                                                                                               Burlington Coat Factory
85. Richardson Square   Fee                 100.0           Built                  723,365     Barnes & Noble, Dillard's,
    Dallas, TX                                              1977                               Ross Dress for Less (4),
                                                                                               Sears, Stein Mart (4),
                                                                                               Montgomery Ward
86. Richmond Town      Fee                  100.0           Built                  872,989     JCPenney, Kaufmann's (4),
    Square                                                  1966                               Sears, Sony Theatres
    Cleveland, OH

87. Richmond Square    Fee                  100.0           Built                  393,388     Dillard's, JCPenney,
    Richmond, IN                                            1966                               Sears, Office Max

88. River Oaks Center  Fee                  100.0         Acquired               1,341,165     Carson Pirie Scott,
    Calumet City, IL                                        1997                      (19)     Cineplex Odeon, JCPenney,
                                                                                               Marshall Field, Sears
89. Rolling Oaks Mall  Fee                   49.9           Built                   758,939    Dillard's, Foley's,
    North San Antonio, TX                                   1988                               Sears

90. Ross Park Mall     Fee               (7)100.0           Built                 1,274,883    Lazarus, JCPenney,
    Pittsburgh, PA                                          1986                               Kaufmann's, Sears,
                                                                                               Service Merchandise
91. St. Charles Towne  Fee                  100.0           Built                 1,053,244    Cineplex Odeon, Hecht's,
    Center                                                  1990                               JCPenney, Kohl's, Sears,
    Waldorf, MD                                                                                Montgomery Ward,


92. Seminole Towne     Fee                   45.0           Built                 1,153,861    Burdines, Dillard's,
     Center                                                 1995                               JCPenney, Parisian, Sears
    Sanford, FL                                                                                United Artists

93. Smith Haven Mall   Fee                   25.0         Acquired                1,341,959    Sterns, Macy's,
    Lake Grove, NY                                          1995                               Sears, JCPenney

94. Source, The        Fee                   50.0           Built                   732,820    ABC Home, Cheesecake Factory,
    Long Island, NY                                         1997                               Circuit City, Fortunoff,
                                                                                               Loehmann's, Nordstrom Rack,
                                                                                               Off 5th- Saks Fifth Avenue,
                                                                                               Old Navy, Rainforest Cafe,
                                                                                               Virgin Megastore
95. South Hills        Fee                  100.0         Acquired                1,107,269    Carmike Cinemas, Kaufmann's,
    Village                                                 1997                               Lazarus, Sears
    Pittsburgh, PA

96. South Park Mall    Fee                  100.0           Built                   857,337    Burlington Coat Factory,
    Shreveport, LA                                          1975                               Dillard's, JCPenney,
                                                                                               Montgomery Ward,
                                                                                               Regal Cinema, Stage
97. Southtown Mall     Fee                  100.0           Built                   858,202    Kohl's, JCPenney (11),
    Ft. Wayne, IN                                           1969                               L.S. Ayres (11), Sears,
                                                                                               Service Merchandise (11)
98. Southern Park Mall Fee                  100.0           Built                 1,210,446    Dillard's, Kaufmann's,
    Youngstown, OH                                          1970                               JCPenney, Sears

99. Southgate Mall     Fee                  100.0         Acquired                  321,336    Albertson's (12), Sears,
    Yuma, AZ                                                1988                               Dillard's, JCPenney

100. Summit Mall       Fee                   100.0          Built                    717,774   Kaufmann's, Dillard's (5) (4)
     Akron, OH                                              1965

101. Sunland Park Mall Fee                   100.0          Built                    920,882   General Cinemas, JCPenney,
     El Paso, TX                                            1988                               Mervyn's, Sears, Dillard's,
                                                                                               Montgomery Ward
102. Tacoma Mall       Fee                   100.0        Acquired                 1,280,841   The Bon Marche, Sears,
     Tacoma, WA                                             1987                               Nordstrom, JCPenney,
                                                                                               Mervyn's, Plitt Theatres
103. Tippecanoe Mall   Fee                   100.0          Built                    865,341   Kohl's, Lazarus, Sears,
     Lafayette, IN                                          1973                               L.S. Ayres, JCPenney

104. Towne East Square Fee                   100.0          Built                  1,152,772   Dillard's, JCPenney,
     Wichita, KS                                            1975                               Sears, Service Merchandise

105. Towne West Square  Fee                  100.0          Built                    938,536   Dillard's, Sears, JCPenney,
     Wichita, KS                                            1980                               Montgomery Ward,
                                                                                               Service Merchandise
106. Treasure Coast Square  Fee              100.0          Built                    884,720   Burdines, Dillard's (5),
     Jenson Beach, FL                                       1987                               Sears,
                                                                                               JCPenney

107. Tyrone Square          Fee              100.0          Built                  1,091,641   Burdines, Dillard's,
     St. Petersburg, FL                                     1972                               JCPenney, Sears

108. University Mall       Ground Lease      100.0          Built                    565,953   JCPenney, M.M. Cohn,
     Little Rock, AR      (20)(2026)                        1967                               Montgomery Ward


109. University Mall          Fee           100.0         Acquired                  711,327    McRae's, JCPenney,
     Pensacola, FL                                          1994                               Sears, United Artists

110. University Park Mall     Fee            60.0          Built                    941,094    LS Ayres, JCPenney, Sears,
     South Bend, IN                                        1979                                Marshall Fields

111. Upper Valley Mall        Fee           100.0          Built                    751,062    Lazarus, JCPenney,
     Springfield, OH                                       1971                                Sears, Elder-Beerman

112. Valle Vista Mall         Fee           100.0          Built                    647,603     Dillard's, Mervyn's,
     Harlingen, TX                                         1983                                 Sears, JCPenney, Marshalls,
                                                                                                Beall's
113. Virginia Center          Fee          100.0           Built                    791,130     Belk, Dillard's, Hecht's,
     Commons                                               1991                                 JCPenney, Sears
     Richmond, VA

114. Washington Square        Fee          100.0           Built                  1,172,130     L.S. Ayres, Lazarus,
     Indianapolis, IN                                      1974                                 Montgomery Ward (11),
                                                                                                JCPenney, Sears
115. West Ridge Mall          Fee          100.0           Built                  1,040,337     Dillard's, JCPenney,
     Topeka, KS (21)                                       1988                                 Jones, Sears,
                                                                                                Montgomery Ward

116. West Town Mall           Fee            50.0         Acquired                 1,337,046    Dillard's, JCPenney,
     Knoxville, TN                                          1991                                Parisian, Proffitt's,
                                                                                                Regal Cinema (4), Sears

117. Westchester, The (3)     Fee            50.0          Acquired                  827,470    Neiman Marcus, Nordstrom
     (22)                                                    1997
     White Plains, NY

118. White Oaks Mall          Fee            77.0            Built                   904,127    Bergner's, Famous Barr,
     Springfield, IL                                         1977                               Montgomery Ward, Sears

119. Windsor Park Mall        Fee           100.0            Built                 1,095,248    Dillard's (5), JCPenney,
     San Antonio, TX                                         1976                               Mervyn's, Beall's,
                                                                                                Montgomery Ward
120. Woodville Mall           Fee          100.0            Built                    794,005    Andersons, Sears,
     Toledo, OH                                             1969                                Elder-Beerman, (13)

VALUE-ORIENTED REGIONAL MALLS

1. Arizona Mills(3)           Fee           26.3            Built                  1,157,159    Burlington Coat Factory,
                                                            1997                                Harkins Theater, Mikasa,
                                                                                                Oshman's Supersport, Off
                                                                                                5th- Saks Fifth Avenue Outlet,
                                                                                                JCPenney Outlet, Mikasa,
                                                                                                Rainforest Cafe, GameWorks,
                                                                                                Hi Health, Linens `N Things
2. Grapevine Mills (3)        Fee           37.5            Built                  1,213,779    Books-A-Million,
   Grapevine (Dallas/Ft.                                    1997                                Burlington Coat Factory,
   Worth), TX                                                                                   Off 5th- Saks, Fifth Avenue
                                                                                                Outlet, JCPenney Outlet,
                                                                                                Rainforest Cafe, Group USA,
                                                                                                Bed, Bath & Beyond, AMC Theatres,
                                                                                                GameWorks, American
                                                                                                 Wilderness (4)

3. Ontario Mills             Fee          25.0              Built                  1,326,284
   (3)                                                      1996                                JCPenney Outlet,
   Ontario, CA                                                                                  Burlington Coat Factory,
                                                                                                Marshall's, Sports
                                                                                                Authority, Dave & Busters,
                                                                                                Group USA, IWERKS, American
                                                                                                Wilderness Experience, T.J.Maxx,
                                                                                                Foozles, Totally for Kids, Bed,
                                                                                                Bath &  Beyond, Off Rodeo, Mikasa,
                                                                                                Virgin, GameWorks, Off
                                                                                                5th-Saks Fifth Avenue Outlet

SPECIALTY RETAIL CENTERS
-------------------------
 1. Forum Shops at  Ground         (23)  Built     477,584    -
     Caesars, The   Lease                 1992
    Las Vegas, NV   (2050)
 2. Tower Shops,    Space          50.0  Built      59,810    -
     The            Lease                 1996
    Las Vegas, NV   (2051)
 3. Trolley Square  Fee and        90.0 Acquired   223,793    -
    Salt Lake City, Ground                1986
     UT             Lease (24)

MIXED-USE PROPERTIES
--------------------
 1. Fashion Centre  Fee            21.0  Built     988,517    Lowe's Theatres,
     at Pentagon                          1989        (25)    Macy's,
     City, The                                                Nordstrom
    Arlington, VA

 2. New Orleans     Fee and       100.0    Built 1,023,690    Macy's,
     Centre/CNG     Ground                  1988      (26)    Lord & Taylor
     Tower          Lease
    New Orleans, LA (2084)

 3. O'Hare          Fee           100.0  Built     496,058    -
     International                        1988        (27)
     Center
    Rosemont, IL

 4. Riverway        Fee           100.0 Acquired   818,278    -
    Rosemont, IL                          1991        (28)

COMMUNITY SHOPPING CENTERS
--------------------------
 1. Arvada Plaza    Fee          100.0%  Built      96,831    King Soopers
    Arvada, CO                            1966

 2. Aurora Plaza    Ground        100.0  Built     150,209    King Soopers,
    Aurora, CO      Lease                 1965                MacFrugel's
                    (2058)                                    Bargains,
                                                              Super Saver
                                                              Cinema
 3. Bloomingdale    Fee           100.0  Built     598,521    Builders Square,
     Court                                1987                T.J. Maxx,
    Bloomingdale,                                             Cineplex Odeon,
     IL                                                       Frank's Nursery,
                                                              Marshalls,
                                                              Office Max, Old
                                                              Navy,
                                                              Service
                                                              Merchandise,
                                                              Wal-Mart, (13)
 4. Boardman Plaza  Fee           100.0  Built     651,181    Burlington Coat
    Youngstown, OH                        1951                Factory,
                                                              Giant Eagle,
                                                              Stein Mart,
                                                              T.J. Maxx,
                                                              Reyers Outlet
                                                              Hills
 5. Bridgeview      Fee           100.0  Built     280,299    Omni, Venture
     Court                                1988
    Bridgeview, IL

 6. Brightwood      Fee           100.0  Built      41,893    Revco Drug,
     Plaza                                1965                Safeway
    Indianapolis,
     IN

 7. Buffalo Grove   Fee            92.5  Built     134,131    Buffalo Grove
     Towne Center                         1988                Theatres
    Buffalo Grove,
     IL

 8. Celina Plaza    Fee and       100.0  Built      32,622    General Cinema
    El Paso, TX     Ground                1978
                    Lease (29)
                    (2027)

 9. Century Mall    Fee           100.0 Acquired   415,245    Burlington Coat
     (30)                                 1982                Factory,
    Merrillville,                                             Montgomery Ward
     IN

10. Charles Towne   Fee           100.0  Built     130,399    Montgomery Ward,
     Square (31)                          1976                Regal Cinema (4)
    Charleston, SC

11. Chesapeake      Fee           100.0  Built     305,904    Movies 10, Phar
     Center                               1989                Mor,
    Chesapeake, VA                                            K-Mart, Service
                                                              Merchandise
12. Cobblestone     Fee and        35.0  Built     261,107    Dick's Sporting
     Court          Ground                1993                Goods,
    Victor, NY      Lease (10)                                Kmart, Office
                    (2038)                                    Max
13. Cohoes Commons  Fee and       100.0  Built     262,959    Bryant &
    Rochester, NY   Ground                1984                Stratton
                    Lease (6)                                  Business
                    (2032)                                    Institute,
                                                              Cohoes,
                                                              Xerox (32)
14. Countryside     Fee and       100.0  Built     435,543    Best Buy,
     Plaza          Ground                1977                Builders Square,
    Countryside, IL Lease (10)                                Frank's Nursery,
                    (2058)                                    Old Country
                                                              Buffet,
                                                              Venture, (13)
15. Crystal Court   Fee            35.0  Built     284,816    Cub Foods,
    Crystal Lake,                         1989                Wal-Mart,
     IL                                                       Service
                                                              Merchandise,
                                                              (13)
16. Eastgate        Fee           100.0 Acquired   462,510    Builder's
     Consumer Mall                        1981                Square,
     (30)                                                     Burlington Coat
    Indianapolis,                                             Factory, Cub
     IN                                                       Foods,
                                                              General Cinema
17. Eastland Plaza  Fee           100.0  Built     188,229    Marshalls,
    Tulsa, OK                             1986                Target,
                                                              Toys "R" Us
18. Fairfax Court   Ground         26.3  Built     249,305    Circuit City
    Fairfax, VA     Lease                 1992                Superstore,
                    (2052)                                    Montgomery Ward,
                                                              Today's Man
19. Forest Plaza    Fee           100.0  Built     422,689    Builders Square
    Rockford, IL                          1985                (12), Kohl's,
                                                              Marshalls,
                                                              Factory Card
                                                              Outlet, Office
                                                              Max,
                                                              T.J. Maxx
20. Fox River Plaza Fee           100.0  Built     324,956    Builders Square,
    Elgin, IL                             1985                Venture,
                                                              Service
                                                              Merchandise,
                                                              (13) (13)
21. Gaitway Plaza   Fee            23.3  Built     229,909    Books-A-Million,
    Ocala, FL                             1989                Montgomery Ward,
                                                              Office Depot,
                                                              T.J. Maxx
22. Glen Burnie     Fee           100.0  Built     459,219    Montgomery Ward,
     Mall (30)                            1963                Best Buy, Toys
    Glen Burnie, MD                                           "R" Us, Dick's
                                                              Clothing and
                                                              Sporting Goods
23. Great Lakes     Fee           100.0  Built     163,919    Best Buy,
     Plaza                                1976                Circuit City,
     Cleveland, OH                                            Home Place,
                                                              Michael's
24. Great Northeast Fee            50.0 Acquired   298,242    Sears, Phar Mor
     Plaza                                1989
    Philadelphia,
     PA

25. Greenwood Plus  Fee           100.0  Built     226,297    Best Buy, Cinema
    Greenwood, IN                         1979                I-IV,
                                                              Kohl's
26. Griffith Park   Ground        100.0  Built     274,230    General Cinema,
     Plaza          Lease                 1979                Service
    Griffith, IN    (2060)                                    Merchandise,
                                                              Venture
27. Grove at        Fee           100.0  Built     215,591    Lakeland Square
     Lakeland                             1988                10 Theatre,
     Square, The                                              Sports
    Lakeland, FL                                              Authority,
                                                              Wal-Mart
28. Hammond Square  Space         100.0  Built      87,705    Burlington Coat
    Sandy Springs,  Lease                 1974                Factory,
     GA             (2011)                                    Service
                                                              Merchandise
29. Highland Lakes  Fee           100.0  Built     477,324    Bed, Bath &
     Center                               1991                Beyond,
    Orlando, FL                                               Goodings,
                                                              Marshalls,
                                                              Ross Dress for
                                                              Less,
                                                              Movies 12,
                                                              Service
                                                               Merchandise,
                                                              Office Max,
                                                              Target
30. Indian River    Fee            50.0  Built     263,507    HomePlace,
     Commons                              1997                Lowe's,
    Vero Beach, FL                                            Office Max
                                                              Service
                                                              Merchandise
31. Ingram Plaza    Fee           100.0  Built     111,518    _
    San Antonio, TX                       1980

32. Keystone        Ground        100.0 Acquired    29,140    _
     Shoppes        Lease                 1997
    Indianapolis,   (2067)
     IN

33. Knoxville       Fee           100.0  Built     180,463    Circuit City,
     Commons                              1987                Office Max, (13)
    Knoxville, TN

34. Lake Plaza      Fee           100.0  Built     218,208    Builders Square
    Waukegan, IL                          1986                (11),
                                                              Venture
35. Lake View Plaza Fee           100.0  Built     388,358    Best Buy (33),
    Orland Park, IL                       1986                Dominick's,
                                                              Ultra 3 (33),
                                                              Factory Card
                                                              Outlet,
                                                              Linens-N-Things
                                                              (33),
                                                              Marshalls,
                                                              Pet Care
                                                              Plus (33),
                                                              Service
                                                              Merchandise,
                                                              (13)
36. Lima Center     Fee           100.0  Built     201,154    Regal Cinema,
    Lima, OH                              1978                Hills,
                                                              Service
                                                              Merchandise
37. Lincoln         Fee           100.0  Built     161,337    PetsMart,
     Crossing                             1990                Wal-Mart
    O'Fallon, IL

38. Mainland        Fee             (7)  Built     390,986    Sam's Club, Wal-
     Crossing                      80.0   1991                Mart,
    Galveston, TX                                             Hobby Lobby

39. Maplewood       Fee           100.0  Built     130,780    Bag `N Save, Big
     Square                               1970                Lots
    Omaha, NE

40. Markland Plaza  Fee           100.0  Built     108,296    Service
    Kokomo, IN                            1974                Merchandise,
                                                              Spiece
41. Martinsville    Space         100.0  Built     102,162    Food Lion,
     Plaza          Lease                 1967                Rose's
    Martinsville,   (2036)
     VA

42. Marwood Plaza   Fee           100.0  Built     105,785    Kroger, Revco
    Indianapolis,                         1962                Drug
     IN

43. Matteson Plaza  Fee           100.0  Built     275,455    Dominick's,
    Matteson, IL                          1988                Michael's Arts &
                                                              Crafts, Kmart,
                                                              Service
                                                              Merchandise
44. Memorial Plaza  Fee           100.0  Built     129,202    Dunham's
    Sheboygan, WI                         1966                Sporting Goods,
                                                              Marcus Theatre,
                                                              Office Max
                                                              (13)
45. Mounds Mall     Fee           100.0  Built       7,500    Kerasotes
     Cinema                               1974                Theater
    Anderson, IN

46. New Castle      Fee           100.0  Built      91,648    Goody's
     Plaza                                1966
    New Castle, IN

47. North Ridge     Fee           100.0  Built     323,672
     Plaza                                1985                Hobby Lobby, The
    Joliet, IL                                                TJX
                                                              Companies(12),
                                                              Service
                                                              Merchandise
48. North Riverside Fee           100.0  Built     119,608    Dominick's
     Park Plaza                           1977
    North
     Riverside, IL

49. Northland Plaza Fee and       100.0  Built     205,775    Marshalls,
    Columbus, OH    Ground                1988                Phar-Mor,
                    Lease (6)                                 Service
                    (2085)                                    Merchandise
50. Northwood Plaza Fee           100.0  Built     211,840    Kroger, Target,
    Fort Wayne, IN                        1974                (13)

51. Park Plaza      Fee and       100.0  Built     114,458    Wal-Mart (11)
    Hopkinsville,   Ground                1968
     KY             Lease (6)
                    (2039)
52. Plaza at        Fee            35.0  Built     337,966    Toys "R" Us,
     Buckland                             1993                Kids "R" Us,
    Hills, The                                                Service
    Manchester, CT                                            Merchandise,
                                                              Comp USA,
                                                              Linens-N-Thing',
                                                              Filene's
                                                              Basement, (13)
53. Regency Plaza   Fee           100.0  Built     277,521    Sam's Wholesale,
    St. Charles, MO                       1988                Wal-Mart

54. Ridgewood Court Fee            35.0  Built     240,843    Home Quarters,
    Jackson, MS                           1993                T.J. Maxx,
                                                              Service
                                                              Merchandise,
                                                              (13)

55. Royal Eagle     Fee            35.0  Built     203,140    Kmart,
     Plaza                                1989                Stein Mart
    Coral Springs,
     FL

56. Sherwood        Fee           100.0 Acquired   187,000    _
     Gardens (34)                         1997
    Salinas, CA

57. St. Charles     Fee           100.0  Built     435,035    Ames, Hechinger,
     Towne Plaza                          1987                Jo Ann Fabrics,
    Waldorf, MD                                               CVS, T.J. Maxx,
                                                              Service
                                                              Merchandise,
                                                              Shoppers Food
                                                              Warehouse
58. Teal Plaza      Fee and       100.0  Built     100,831    Circuit City
    Lafayette, IN   Ground                1962                (4), Hobby-
                    Lease                                     Lobby, The Pep
                    (2007) (6)                                Boys (4)
59. Terrace at The  Fee           100.0  Built     332,980    J.J. Byrons
     Florida Mall                         1989                (11), Marshalls,
    Orlando, FL                                               Service
                                                              Merchandise,
                                                              Target, Waccamaw
60. Tippecanoe      Fee           100.0  Built      94,739    Barnes & Noble
     Plaza                                1974                Bookseller,
    Lafayette, IN                                             Service
                                                              Merchandise
61. University      Fee            60.0  Built     150,548    Best Buy,
     Center                               1980                Michaels,
    South Bend, IN                                            Service
                                                              Merchandise
62. Village Park    Fee            35.0  Built     503,052    Frank's Nursery,
     Plaza                                1990                Gaylan's,
    Westfield, IN                                             Jo-Ann Fabrics,
                                                              Kohl's,
                                                              Marsh, Regal
                                                              Cinemas,
                                                              Wal-Mart
63. Wabash Village  Ground        100.0  Built     124,748    Kmart
    West Lafayette, Lease                 1970
     IN             (2063)

64. Washington      Fee             (7)  Built      50,302    Kids "R" Us
     Plaza                         85.0   1976
    Indianapolis,
     IN

65. West Ridge      Fee           100.0  Built     237,650    Magic Forest,
     Plaza                                1988                Target,
    Topeka, KS                                                TJ Maxx, Toys
                                                              "R" Us
66. West Town       Fee            23.3  Built     384,832    PetsMart,
     Corners                              1989                Wal-Mart,
    Altamonte                                                 Service
     Springs, FL                                              Merchandise,
                                                              Sports
                                                              Authority, (13)
67. Westland Park   Fee            23.3  Built     163,154    Burlington Coat
     Plaza                                1989                Factory,
    Orange Park, FL                                           PetsMart, Sports
                                                              Authority
68. White Oaks      Fee           100.0  Built     389,063    Cub Foods, Kids
     Plaza                                1986                "R" Us,
    Springfield, IL                                           Kohl's, Office
                                                              Max,
                                                              T.J. Maxx, Toys
                                                              "R" Us
69. Wichita Mall    Ground        100.0  Built     379,461    Cinema III,
     (30)           Lease                 1969                Office Max,
    Wichita, KS     (2022)                                    Montgomery Ward

70. Willow Knolls   Fee            35.0  Built     383,230    Kohl's,
     Court                                1990                Phar-Mor,
    Peoria, IL                                                Sam's Wholesale
                                                              Club,
                                                              Willow Knolls
                                                              Theaters 14
71. Wood Plaza      Ground        100.0  Built      94,993    Country General
    Fort Dodge, IA  Lease                 1968
                    (2045)
72. Yards Plaza,    Fee            35.0  Built     273,097    Burlington Coat
     The                                  1990                Factory,
    Chicago, IL                                               Omni Superstore,
                                                              Montgomery Ward

PROPERTIES UNDER CONSTRUCTION
-----------------------------
 1. Lakeline Plaza  Fee            50.0   (35)     381,000    Linens `N
    Austin, TX                     (14)                       Things, Office
                                                              Max, Old Navy,
                                                              Ross Dress for
                                                              Less, T.J. Maxx,
                                                              Party City, Toys
                                                              "R" Us
 2. Muncie Plaza    Fee           100.0   (36)     195,500    Factory Card
    Muncie, IN                                                Outlet, Kohl's,
                                                              OfficeMax, Shoe
                                                              Carnival,
                                                              T.J. Maxx
 3. Shops at Sunset Fee            75.0   (37)     500,000    Nike Town, AMC
     Place, The                                               Theatres Virgin
    Miami, FL                                                 Megastore,
                                                              Z Gallerie, IMAX
                                                              Theatre, Barnes
                                                              & Noble, Twin
                                                              Palms

 (1) The  date  listed  is  the  expiration date of  the  last  renewal  option available to the Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.
 (2) The Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners.
 (3) This property is managed by a third party.
 (4) Indicates anchor is currently under construction.
 (5) This retailer operates two stores at this property.
 (6) Indicates  ground  lease  covers less than 15%  of  the  acreage  of  this property.
 (7) The Operating Partnership receives substantially all of the economic benefit of these properties.
 (8) Retailer vacated subsequent to December 31, 1997 and the space was sold to Von Maur, which is scheduled to open in the fourth quarter of 1998.
 (9) Indicates two ground leases which taken together, cover less than 50% of the acreage of the property
(10) Indicates  ground  lease  covers less than  50%  of  the  acreage  of  the property.
(11) Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement
(12) Indicates  this  anchor  is  currently  subleasing  the  space  to   other
     retailers.
(13) Includes an anchor space currently vacant.
(14) Effective January 30, 1998, the Operating Partnership acquired an additional 15% interest in Lakeline Mall and Lakeline Plaza.
(15) Indicates ground lease covers all of the property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 54,884 square feet of office space.
(17) Primarily retail space with approximately 69,876 square feet of office space.
(18) Primarily retail space with approximately 126,190 square feet of office space.
(19) Primarily retail space with approximately 70,991 square feet of office space.
(20) Indicates one ground lease covers substantially all of the property and a second ground lease covers the remainder.
(21) Includes outlots in which the Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the property.
(22) The Operating Partnership purchased the management contract on this property during 1998.
(23) The Operating Partnership owns 60% of the original phase of this Property and 55% of phase II, which opened in August 1997.
(24) Indicates a ground lease covers a pedestrian walkway and steps at this property. The Operating Partnership, as ground lessee, has the right to successive five-year renewal options, subject to specified exceptions.
(25) Primarily retail space with approximately 167,150 square feet of office space.
(26) Primarily retail space with 486,723 square feet of office space.
(27) Primarily office space with approximately 12,800 square feet of retail space.
(28) Primarily office space with approximately 24,300 square feet of retail space.
(29) Indicates ground lease covers outparcel.
(30) Effective December 31, 1997, Eastgate Consumer Mall, Glen Burnie Mall, Century Mall and Wichita Mall have been reclassified as community centers. These Properties are currently being operated and marketed to tenant operations which are typically included in community centers.
(31) The Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(32) Lease was terminated subsequent to December 31, 1997.
(33) Subleased from TJX Companies.
(34) This Property was sold in 1998.
(35) Phase I is scheduled to open during May 1998 and phase II is scheduled to open during November 1998.
(36) This center is scheduled to open during April 1998, however the OfficeMax and T.J. Maxx opened in 1997.
(37) Scheduled to open during October 1998.

     Land Held for Development

     The Operating Partnership has direct or indirect ownership interests in nine parcels of land either in preconstruction development or being held for future development, containing an aggregate of approximately 677 acres located in eight states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the Operating Partnership's significant base of commercially zoned land, together with the Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

     The following table describes the acreage of the parcels of land either in preconstruction development or being held for future development in which the Operating Partnership has an ownership interest, as well as the ownership percentage of the Operating
Partnership's interest in each parcel:

                                              Ownership
                Location           Acreage    Interest (1)

               Bowie, MD            93.74       100%
               Concord, NC         187.48        50%
               Duluth, MN           11.17       100%
               Hurst, TX            36.09       100%
               Lafayette, IN        22.87       100%
               Little Rock, AR      97.00        50%
               Mt. Juliet, TN      109.26       100%
               Sanford, FL          77.24      22.5%
               Miami, FL            41.71        60%
                                 --------
                                   676.56
                                 ========

     (1) The Operating Partnership has a direct ownership interest in each parcel except Duluth, MN and Mt. Juliet, TN. The Operating Partnership has the option to acquire those parcels from the Management Company.

     The Management Company has granted options to the Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in the two parcels of land held for development, indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties. The Management Company may not sell its interest in any parcel subject to option through December 1998 without the consent of the Operating Partnership, and thereafter, may only sell its interest subject to certain notice and first purchase rights of the Operating Partnership.

     The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for nominal consideration in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof. The Management Company has granted to the Operating Partnership the option to acquire (i) the Simons' partnership interests and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for nominal consideration plus the amount of all advances and outstanding debt.

     Joint Ventures

     At certain of the Properties held as joint-ventures, the Operating Partnership and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

     Mortgage Financing on Properties

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $583.2 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)


                                                                              Annual
                                        Interest            Face Amount        Debt          Maturity
          Property Name                   Rate              at 12/31/97       Service          Date
--------------------------------        --------            -----------      ---------       --------

Consolidated Properties:
------------------------
Secured Indebtness

Anderson Mall                      (1)     6.57%              $  19,000       $  1,248 (2)   9/15/02
Barton Creek Square                        8.10%                 62,868          5,867       12/30/99
Battlefield Mall                           7.50%                 49,730          4,765       6/1/03
Biltmore Square                            7.15%                 27,534          2,795       1/1/01
Bloomingdale Court                 (3)     8.75%                 29,009          2,538 (2)   12/1/00
Chesapeake Center                          8.44%                  6,563            554 (2)   5/15/15
Chesapeake Square                          7.28%                 49,490          4,883       1/1/01
Cielo Vista Mall - 1               (4)     9.38%                 55,615          5,828       5/1/07
Cielo Vista Mall - 2                       8.13%                  2,323            189 (2)   7/1/04
College Mall                       (5)     7.00%                 42,936          3,563       7/1/04
Columbia Center                            7.62%                 42,867          3,789       3/15/02
Crossroads Mall                            7.75%                 41,440          3,212 (2)   7/31/02
Crystal River                              7.72% (6)             16,000          1,235 (2)   1/1/01
Eastgate Consumer Mall                     6.00% (7)  (8)        22,929          1,376 (2)   12/31/98
Eastland Mall                              7.22% (9)             30,000          2,166 (2)   3/1/98
Edison Mall                                6.37% (10) (11)       41,000          2,611 (2)   3/19/98
Forest Mall                        (1)     6.57%                 12,800            841 (2)   9/15/02
Forest Plaza                       (3)     8.75%                 16,904          1,479 (2)   12/1/00
Forest Village Park Mall           (1)     6.57%                 20,600          1,353 (2)   9/15/02
Forum Phase I - Class A-1                  7.13%                 46,997          3,349 (2)   5/15/04
Forum Phase I - Class A-2                  6.02% (12) (13)       44,385          2,671 (2)   5/15/04
Forum Phase II - Class A-1                 7.13%                 43,004          3,064 (2)   5/15/04
Forum Phase II - Class A-2                 6.02% (12) (13)       40,614          2,444 (2)   5/15/04
Fox River Plaza                    (3)     8.75%                 12,654          1,107 (2)   12/1/00
Golden Ring Mall                   (1)     6.57%                 29,750          1,955 (2)   9/15/02
Great Lakes Mall - 1                       6.74%                 53,410          4,354       3/1/01
Great Lakes Mall - 2                       7.07%                  8,608            724       3/1/99
Greenwood Park Mall                (5)     7.00%                 35,960          2,984       7/1/04
Grove at Lakeland Square, The              8.44%                  3,750            317 (2)   5/15/15
Gulf View Square                           8.25%                 38,157          3,652       10/1/06
Highland Lakes Center                      7.22% (9)             14,377          1,038 (2)   3/1/02
Hutchinson Mall                    (1)     8.44%                 11,523            973 (2)   10/1/02
Ingram Park Mall - 1                       8.10%                 48,580          4,533       12/1/99
Ingram Park Mall - 2                       9.63%                  7,000            674 (2)   11/1/99
Jefferson Valley Mall                      6.27% (14) (15)       50,000          3,134 (2)   1/12/00
Keystone at the Crossing                   7.85%                 64,772          5,085       7/1/27
La Plaza Mall                              8.25%                 50,044          4,677       12/30/99
Lake View Plaza                    (3)     8.75%                 22,169          1,940 (2)   12/1/00
Lima Mall - 1                              7.12%                 14,377          1,215       3/1/02
Lima Mall - 2                              7.12%                  4,789            405       3/1/02
Lincoln Crossing                   (3)     8.75%                    997             87 (2)   12/1/00
Longview Mall                      (1)     6.57%                 22,100          1,452 (2)   9/15/02
Mainland Crossing                          7.22% (9)              2,226            161 (2)   3/31/02
Markland Mall                      (1)     6.57%                 10,000            657 (2)   9/15/02
Matteson Plaza                     (3)     8.75%                 11,159            976 (2)   12/1/00
McCain Mall                        (4)     9.38%                 26,059          2,721       5/1/07
Melbourne Square                           7.42%                 39,841          3,374       2/1/05
Miami International Mall                   6.91%                 47,009          3,758       12/21/03
Midland Park Mall                  (1)     6.57%                 22,500          1,478 (2)   9/15/02
North East Mall                           10.00%                 22,201          2,475       9/1/00
North Riverside Park Plaza - 1             9.38%                  4,054            452       9/1/02
North Riverside Park Plaza - 2            10.00%                  3,617            420       9/1/02
North Towne Square                 (1)     6.57%                 23,500          1,544 (2)   9/15/02
Northgate Shopping Center                  7.62%                 80,046          7,075       3/15/02
Orland Square                              7.74% (16) (17)       50,000          3,871 (2)   9/1/01
Paddock Mall                               8.25%                 30,347          2,905       10/1/06
Port Charlotte Town Center                 7.28%                 46,102          3,857       1/1/01
Randall Park Mall                          9.25%                 33,879          4,338       1/1/11
Regency Plaza                      (3)     8.75%                  1,878            164 (2)   12/1/00
River Oaks Center                          8.67%                 32,500          2,818 (2)   6/1/02
Riverway - 1                               6.38% (18) (8)        85,571          5,455 (2)   12/31/98

Riverway - 2                               6.38% (18) (8)        45,880          2,925 (2)   12/31/98
Ross Park Mall                             6.14%                 60,000          3,684 (2)   8/15/98
Shops at Sunset Place, The                 6.97% (19)            23,546          1,641 (2)   6/30/00
South Park Mall                    (1)     7.25%                 24,748          1,794 (2)   6/15/03
St. Charles Towne Plaza            (3)     8.75%                 30,742          2,690 (2)   12/1/00
Sunland Park Mall                  (20)    8.63%                 39,855          3,773       1/1/26
Tacoma Mall                                7.62%                 93,656          8,278       3/15/02
Terrace at Florida Mall, The               8.44%                  4,688            396 (2)   5/15/15
Tippecanoe Mall                    (5)     8.45%                 46,961          4,647       7/1/04
Towne East Square                  (5)     7.00%                 56,767          4,711       7/1/04
Treasure Coast Square                      7.42%                 53,953          4,714       1/1/06
Trolley Square - 1                         5.81%                 19,000          1,104 (2)   7/23/00  (21)
Trolley Square - 2                         7.22% (9)              4,641            335 (2)   7/23/00  (21)
Trolley Square - 3                         7.22% (9)              3,500            253 (2)   7/23/00  (21)
University Park Mall                       7.43%                 59,500          4,421 (2)   10/1/07
Valle Vista Mall                   (4)     9.38%                 34,514          3,604       5/1/07
West Ridge Plaza                   (3)     8.75%                  4,612            404 (2)   12/1/00
White Oaks Mall - 55%/50%                  7.70%                 16,500          1,271 (2)   3/1/98
White Oaks Plaza                   (3)     8.75%                 12,345          1,080 (2)   12/1/00
Windsor Park Mall - 1                      8.00%                  5,948            544       6/1/00
Windsor Park Mall - 2                      8.00%                  8,863            811       5/1/12
Cross - Collateralized Mortgages   (22)    7.27%                175,000         12,720 (2)   12/19/04
Cross - Collateralized Mortgages   (22)    6.08% (23) (24)       50,000          3,042 (2)   12/19/04
                                                             ----------
Total Secured Indebtedness                                  $ 2,705,333

Unsecured Indebtness

Simon DeBartolo Group, L.P.:
Unsecured Revolving Credit
  Facility                         (25)    6.56%                952,000         62,490 (2)   9/27/99
Unsecured Notes                            6.88%                250,000         17,188 (26)  11/15/06
Putable Asset Trust Securities             6.75%                100,000          6,750 (26)  11/15/03
Medium Term Notes                          7.13%                100,000          7,125 (26)  6/24/05
Medium Term Notes                          7.13%                180,000         12,825 (26)  9/20/07
Unsecured Term Loan                        6.47% (27)            70,000          4,528 (2)   9/25/98
Unsecured Term Loan                        6.47% (28)            63,000          4,075 (2)   1/31/99
Unsecured Notes                            6.75%                100,000          6,750 (26)  7/15/04
Unsecured Notes                            7.00%                150,000         10,500 (26)  7/15/09
Unsecured Notes                            6.88%                150,000         10,313 (26)  10/27/05
                                                            -----------
                                                              2,115,000

Shopping Center Associates:
Unsecured Notes                            6.75%                150,000         10,125 (26)  1/15/04
Unsecured Notes                            7.63%                110,000          8,388 (26)  5/15/05
                                                            -----------
                                                                260,000

Total Unsecured Indebtedness                                 $2,375,000
                                                            -----------
Total Indebtedness-Consolidated                              $5,080,333 (29)
                                                            ===========

Joint Venture Properties (30):
------------------------------

Arizona Mills                              7.02% (31) (13)      121,991          8,562 (2)   2/1/02
Aventura Mall - 1                          7.68% (32)           100,000          7,680 (2)   8/8/98
Aventura Mall - 2                          9.75% (33)             5,500          1,678       8/8/98
Aventura Mall - 3                          6.82% (34)            43,766          2,984 (2)   8/8/98
Avenues, The                               8.36%                 58,408          5,555       5/15/03
Century III Mall                           6.78%                 66,000          4,475 (2)   7/1/03
Circle Centre Mall                         6.16% (35) (36)       60,000          3,695 (2)   1/31/04
Cobblestone Court                          7.22% (37)             6,180            446 (2)   11/30/05
Coral Square                               7.40%                 53,300          3,944 (2)   12/1/00
Crystal Court                              7.22% (37)             3,570            258 (2)   11/30/05
Dadeland Mall                              6.42% (38)           140,000          8,986 (2)   12/10/99
Fairfax Court                              7.22% (37)            10,320            745 (2)   11/30/05
Florida Mall, The                          8.65% (39)            75,000          6,488 (2)   12/1/98
Gaitway Plaza                              7.22% (37)             7,350            531 (2)   11/30/05
Grapevine Mills                            7.07% (40)           112,096          7,924 (2)   4/25/01
Great Northeast Plaza                      9.04%                 17,812          1,744       6/1/06
Indian River Commons                       7.58%                  8,399            637 (41)  11/1/04
Indian River Mall                          7.58%                 46,602          3,532 (41)  11/1/04
Lakeland Square                            7.26%                 52,961          4,368       12/22/03
Lakeline Mall                              7.65%                 73,620          6,300       5/1/07
Lakeline Plaza - 1                         6.09% (42)            14,000            853 (2)   6/6/02
Northfield Square                          9.52%                 24,330          2,575       4/1/00
Ontario Mills - 1                          7.37% (7)  (43)       50,000          3,685 (2)   5/7/02
Ontario Mills - 2                          7.21% (7)  (44)       20,000          1,442 (2)   5/7/02
Ontario Mills - 3                          7.46% (19) (44)       50,000          3,730 (2)   5/7/02
Ontario Mills - 4                          0.00% (45)             4,450              0 (2)   12/28/09
Palm Beach Mall                            8.21%                 51,360          5,072       12/15/02
Plaza at Buckland Hills, The               7.22% (37)            17,680          1,276 (2)   11/30/05
Ridgewood Court                            7.22% (37)             7,980            576 (2)   11/30/05
Royal Eagle Plaza                          7.22% (37)             7,920            572 (2)   11/30/05
Seminole Towne Center                      6.88%                 70,500          4,850 (2)   1/1/06
Smith Haven Mall                           7.86%                115,000          9,039 (2)   6/1/06
Source, The                                7.07% (40)           108,428          7,665 (2)   7/16/01
Tower Shops, The                           7.72% (6)             15,755          1,216 (2)   3/13/99
Village Park Plaza                         7.22% (37)             8,960            647 (2)   11/30/05
West Town Corners                          7.22% (37)            10,330            746 (2)   11/30/05
West Town Mall                             6.90%                 76,000          5,244 (2)   5/1/08
Westchester, The                           8.74%                153,234         14,478       9/1/05
Westland Park Plaza                        7.22% (37)             4,950            357 (2)   11/30/05
Willow Knolls Court                        7.22% (37)             6,490            469 (2)   11/30/05
Yards Plaza, The                           7.22% (37)             8,270            597 (2)   11/30/05
                                                            -----------
Total Joint Venture Properties
   Indebtedness                                              $1,888,512 (46)
                                                            ===========



 (1)  Loans secured by these ten properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $196,521, with an annual debt service of $13,295, and weighted average interest rate of 6.77%.  The interest rate and maturity date of eight of these loans were reset in October 1997 and all ten  require monthly payments of interest only.
 (2)  Requires monthly payments of interest only.
 (3)  These ten properties are cross-defaulted.
 (4)  On January 31, 1997, the Operating Partnership closed on a restructure of these loans, which included repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature and paying down a total of $3,900 on two other Property loans with the same lender.
 (5)  Loans secured by these four properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $182,624, with an annual debt service of $15,905, and an interest rate of  7.0% except for Tippecanoe Mall, which bears interest at 8.45%.  During the term of these loans, there is amortization of a portion of the principal amount.
 (6)  LIBOR + 2.000%.
 (7)  LIBOR + 1.000%.
 (8)  LIBOR Capped at 5.000%.
 (9)  LIBOR + 1.500%.
(10)  LIBOR + 0.650%.
(11)  LIBOR Capped at 8.350%.
(12)  LIBOR + 0.300%.
(13)  LIBOR Capped at 9.500%. On January 6, 1998, through an interest rate protection agreement, the interest rate was effectively fixed at an all-in-one fixed rate of 6.19%
(14)  LIBOR + 0.550%.
(15)  LIBOR Capped at 8.700%.
(16)  LIBOR + 0.500%.
(17)  LIBOR Swapped at 7.242%.
(18)  LIBOR + 1.375%.
(19)  LIBOR + 1.250%.
(20)  Lender also participates in a percentage of gross revenues above a specified base.
(21)  July 23, 2000 is the earliest date on which the lender may call the bonds.
(22)  On September 2, 1997, a refinancing was completed of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties.
      The refinancing was funded, in part, with the proceeds of this $225 million loan,  which is secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza,
      Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square
      and West Ridge Mall).
(23)  LIBOR + 0.365%.
(24)  Minimum LIBOR Cap at 12.553%.
(25)  $1,250,000 unsecured revolving credit facility.  Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the Operating Partnership's investment grade rating.  As of
        12/31/97 $284,300 was available, after outstanding borrowings and letters of credit.
(26)  Requires semi-annual payments of interest only.
(27)  LIBOR + 0.750%. In March of 1998, the interest rate was reduced to LIBOR + 0.65%.
(28)  LIBOR + 0.750%. In January 1998, through an interst rate protection agreement, the interest rate was effectively fixed at 6.14% through maturity.
(29)  Includes minority interest partners' share ($132,824) of total consolidated indebtedness.
(30)  As defined in the accompanying consolidated financial statments, Joint Venture Properties are those accounted for using the equity method of accounting.
(31)  LIBOR + 1.300%.
(32)  Bank of Tokyo CD Rate + 0.900%.
(33)  PRIME + 1.250%.
(34)  LIBOR + 1.100%.
(35)  LIBOR + 0.440%.
(36)  LIBOR Capped at 8.810%.
(37)  Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0%
        over the then current yield of a six month treasury bill selected by the lender.
(38)  LIBOR + 0.700%.
(39)  Commercial Paper rate + 0.750%.
(40)  LIBOR + 1.350%.
(41)  Loans require monthly interest payments only until they begin amortizing November, 2000.
(42)  LIBOR + 0.375%.
(43)  LIBOR Swapped at 6.370%.
(44)  LIBOR Swapped at 6.210%.
(45)  Beginning January 2000, this note will bear interest at 6.00%.
(46)  Includes outside partners' share ($1,117,736) of indebtedness.

Item 3. Legal Proceedings

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the appeal is pending. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, it is not expected that this action will have a material adverse effect on the Company or the Operating Partnership.

     Roel Vento et al v. Tom Taylor et al. A subsidiary of the Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7.8 million has been entered against all defendants. This judgment includes approximately $6.5 million of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Operating Partnership is seeking to overturn the award and has appealed the verdict. The Operating Partnership's appeal is pending. Although the Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership.

     Browning-Ferris Industries of Illinois, et al. v. Richard Ter
Maat, et al. v. Craig J. Cain, et al., Case No. 92 C 20259. On April
4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third-Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (a predecessor to the Operating Partnership) (the "Affiliate") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental response, Compensation and Liability Act of 1980, 42 U.S.C. section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-
Party Plaintiffs in connection with the claims asserted by Browning-
Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site. In February 1996, the Affiliate settled this pending litigation by the payment of $40,000 to the original
Plaintiffs. Pursuant to that settlement, the Operating Partnership agreed that it would take part in a nonbinding arbitration or mediation at sometime in the future to allocate expenses incurred in remediating the Site. No such arbitration or mediation has yet been instituted. In addition, the Operating Partnership has made a demand upon its insurer for indemnification with respect to the claims asserted against the Operating Partnership in this matter. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                 PART II

Item 5. Market for Registrant and Related Unitholder Matters

     There is no established public trading market for the Operating Partnership's Units or preferred units (all of which are owned by the Company). The following table sets forth for the periods indicated, the distributions declared on the Units:

                                     Declared
                                   Distribution
                      1996
                 1st Quarter 1996    $0.4925
                 2nd Quarter 1996    $0.4925
                 3rd Quarter 1996    $0.1515(1)
                 4th Quarter 1996    $0.4925

                      1997
                 1st Quarter 1997    $0.4925
                 2nd Quarter 1997    $0.5050
                 3rd Quarter 1997    $0.5050
                 4th Quarter 1997    $0.5050

     (1) Represents a distribution declared in the third quarter of 1996 related to the DRC Merger, designated to align the time periods of distribution payments of the merged entities. The current annual distribution rate is $2.02 per Unit.

     Holders

     The number of holders of Units was 132 as of March 6, 1998.

     Unregistered Sales of Equity Securities

     The Operating Partnership did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 1997, except as follows: On November 14, 1997, the Operating Partnership issued 841,114 Units in connection with the acquisition of the remaining ownership interest of SCA. (see Note 3 to the financial statements) The foregoing transaction was exempt from registration under the Act in reliance on Section 4(2).

Item 6. Selected Financial Data

     The following table sets forth selected consolidated financial data for the Operating Partnership and combined historical financial data of Simon Property Group (the "Predecessor" of SPG, LP). The financial statements of the Operating Partnership for the periods after the DRC Merger reflect the reverse acquisition of DeBartolo Realty Partnership, L.P. by the Company using the purchase method of accounting. The financial statements for all pre-merger comparative periods reflect the financial statements of SPG, LP the predecessor for accounting purposes to SDG, LP. All references herein to the Operating Partnership are to SDG, LP or SPG, LP as the case may be. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Other data management believes is important in understanding trends in the Operating Partnership's business is also included in the table.

                                   The Operating Partnership                         Predecessor
                          --------------------------------------------------------   -----------
                                                                       December 20 to  January 1 to
                                For the Year Ended December 3l,        December 31,    December 19,
                         1997(1)       1996(1)     1995(1)     1994        1993           1993
                        --------      --------    --------   --------    --------       --------
OPERATING DATA:                          (in thousands, except per Unit data)
Total revenue         $ 1,054,167    $ 747,704   $ 553,657  $ 473,676   $ 18,424        $ 405,869
Income before
extraordinary
 items                    203,133      134,663     101,505     60,308      8,707            6,912
Net income (loss)
available to
 Unitholders          $   173,943    $  118,448   $  96,730  $  42,328   $(21,774)       $  33,101

BASIC EARNINGS PER
UNIT (2):
Income before
extraordinary items   $      1.08    $    1.02   $    1.08   $   0.71    $   0.11            N/A
Extraordinary items            --        (0.03)      (0.04)     (0.21)      (0.39)           N/A
                        -----------    ---------  ----------  ---------  -------------
Net income (loss)        $   1.08    $    0.99   $    1.04   $   0.50    $  (0.28)           N/A
                        ===========    =========  ==========  =========   ============
Weighted average Units
outstanding               161,023      120,182      92,666     84,510       78,447           N/A

DILUTED EARNINGS PER
UNIT (2):
Income before
extraordinary items      $   1.08    $    1.01   $    1.08   $   0.71    $    0.11           N/A
Extraordinary items            --        (0.03)      (0.04)     (0.21)       (0.39)          N/A
                        -----------   ----------  ----------  ---------  -------------
Net income (loss)        $   1.08    $    0.98   $    1.04   $   0.50    $   (0.28)          N/A
                        ===========   ==========  ==========  =========  =============
Diluted weighted
average Units
outstanding               161,407      120,317      92,776     84,712        78,454          N/A

Distributions per Unit
(3)                          2.01         1.63        1.97       1.90            --          N/A

BALANCE SHEET DATA:
Cash and cash
equivalents               109,699       64,309      62,721    105,139       110,625          N/A
Total assets            7,662,667    5,895,910   2,556,436  2,316,860     1,793,654          N/A
Mortgages and other
indebtedness            5,077,990    3,681,984   1,980,759  1,938,091     1,455,884          N/A
Limited partners'
interest (4)                   _            _      908,764     909,306       843,373          N/A
Partners' equity
(deficit)             $2,251,299  $ 1,945,174  $ (589,126) $ (807,613)  $  (791,820)         N/A

OTHER DATA:
Cash flow provided
(used in):
Operating activities   $  370,907  $   236,464   $ 194,336   $ 128,023           N/A         N/A
Investing activities  (1,243,804)    (199,742)   (222,679)   (266,772)           N/A         N/A
Financing activities      918,287     (35,134)    (14,075)     133,263           N/A         N/A
Funds from Operations
(FFO) (5)             $  415,128   $  281,495   $ 197,909   $ 167,761            N/A         N/A
                        ===========   ========   =========   =========

Notes
(1) Note 3 to the accompanying financial statements describes the DRC Merger, which occurred on August 9, 1996, and the 1997, 1996, and 1995 real estate acquisitions and development.
(2) Per Unit data is reflected only for the Operating Partnership, because the historical combined financial statements of the Predecessor are a combined presentation of partnerships and corporations.
(3) Represents distributions declared per period. A distribution of $0.1515 per Unit was declared on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per Unit.
(4) See Note 11 for discussion regarding the accounting for Limited Partners' Interest.
(5) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of Funds from Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward -looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     Overview

     The financial results reported reflect the merger completed on August 9, 1996 (the "DRC Merger") of Simon
Property Group, Inc. and DeBartolo Realty Corporation
("DRC"), in accordance with the purchase method of accounting, valued at $3.0 billion. The DRC Merger resulted in the addition of 49 regional malls, 11 community centers and 1 mixed-use property. These properties included
47,052,267 square feet of retail space gross leasable area
("GLA") and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA now owns interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of ten of the eleven SCA properties, and 50% of the remaining property.

     In addition, the Operating Partnership acquired ownership interests in or commenced operations of several other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting (the "Property Transactions"). The following is a listing of such transactions: On February 23, 1995, the Operating Partnership acquired an additional 50% interest in White Oaks Mall, increasing its ownership to 77%. On August 1, 1995, the Operating Partnership purchased the remaining 50% ownership in Crossroads Mall. On September 25, 1995, the Operating Partnership acquired the remaining 55% ownership in Knoxville Center. On April 11, 1996, the Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall. On July 31, 1996, the Operating Partnership opened the wholly-owned Cottonwood Mall in Albuquerque, New Mexico. On August 29, 1997, the Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. (see "Liquidity and Capital Resources" for additional information regarding these transactions.)

Results of Operations

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

     Total revenue increased $306.5 million or 41.0% in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($234.1 million), the RPT acquisition ($30.6 million) and the Property Transactions ($28.4 million). Excluding these transactions, total revenues increased $13.4 million, which includes a $15.4 million increase in minimum rent and a $7.1 million increase in tenant reimbursements, partially offset by a $7.5 million decrease in other income. The $15.4 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.4 million increase in rents from tenants operating under license agreements. The

$7.1 million increase in tenant reimbursements is partially offset by a net increase in recoverable expenses. The $7.5 million decrease in other income is primarily the result of decreases in lease settlement income ($3.0 million), interest income ($1.3 million) and gains from sales of peripheral properties ($1.7 million).

     Total operating expenses increased $160.9 million, or 38.7%, in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($113.5 million), the RPT acquisition ($15.9 million), the Property Transactions ($17.3 million), and the increase in depreciation and amortization ($10.1 million), primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

     Interest expense increased $85.6 million, or 42.4% in 1997 as compared to 1996. This increase is primarily as a result of the DRC Merger ($61.1 million), the RPT acquisition ($13.9 million) and the Property Transactions
($9.1 million).

     The $0.1 million gain from extraordinary items in 1997 is the net result of gains realized on the forgiveness of debt ($31.1 million) and the write-off of net unamortized debt premiums ($8.4 million), partially offset by the acquisition of the contingent interest feature on four loans ($21.0 million) and prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt ($18.4 million). The $3.5 million extraordinary loss in 1996 is the result of write-offs of mortgage costs associated with early extinguishments of debt.

     Income (loss) from unconsolidated entities increased from $9.5 million in 1996 to $19.2 million in 1997, resulting from an increase in the Operating Partnership's share of M.S. Management Associates Inc.'s (the "Management Company") income ($5.0 million) and an increase in its share of income from partnerships and joint ventures ($4.6 million). The increase in Management Company income is primarily the result of income realized through marketing initiatives ($2.0 million) and the Operating Partnership's share of the Management Company's gains on sales of peripheral property ($1.9 million). The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the DRC Merger ($4.9 million), the RPT acquisition ($3.2 million), and the nonconsolidated joint-venture Properties acquired or commencing operations during 1997 ($5.0 million), partially offset by the increase in the amortization of the excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.8 million).

     Net income was $203.2 million in 1997, as compared to $131.1 million in 1996, reflecting an increase of $72.0 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating
Partnership during the period.

     Preferred unit requirement increased by $16.6 million to $29.2 million in 1997 as a result of the Company's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium RateSM
Preferred Stock on July 9, 1997. The net proceeds from the preferred stock issuances were contributed to the Operating
Partnership in exchange for preferred units of partnership interest ("Preferred Units") with terms substantially identical to the preferred stock issued by the Company. This increase was partially offset by a reduction in preferred distributions ($2.0 million) resulting from the conversion of the $100 million 8 1/8% Series A Preferred Units into 3,809,523 units of partnership interest of the Operating Partnership ("Units") on November 11, 1997.

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Total revenue increased $194.0 million, or 35.0%, in 1996 as compared to 1995. Of this increase, $155.7 million and $37.7 million are attributable to the DRC Merger and the Property Transactions, respectively. The remaining increase includes net increases in minimum rent, lease settlements and miscellaneous income of $9.3 million, $1.8 million and $2.3 million, respectively, partially offset by a net decrease in tenant reimbursements of $11.8 million. The minimum rent increase results from increases of $1.50 and $0.36 in average base minimum rents per square foot for regional mall stores and community shopping centers, respectively. Regional mall store leases executed during 1996 were $4.86 per square foot greater than leases expiring; community shopping center leases were $2.02 greater.

     Total operating expenses increased $113.7 million, or 37.6%, in 1996 as compared to 1995. Of this increase, $85.1 million and $18.6 million are the result of the DRC Merger
(including $7.2 million of integration costs) and the Property Transactions, respectively. The remaining $10.0 million increase is primarily the result of a net increase in depreciation and amortization ($8.9 million).

     Interest expense increased $52.0 million, or 34.6%, to $202.2 million for 1996 as compared to $150.2 million for 1995. Of this increase, $41.1 million and $15.4 million are attributable to the DRC Merger and the Property

Transactions, respectively. In addition, the Operating Partnership realized incremental interest expenses in 1996 related to borrowings used to acquire additional ownership interests in and/or make equity investments in unconsolidated joint venture properties of $4.9 million. Offsetting these increases were interest savings realized as a result of restructuring the Operating Partnership's credit facilities, from the proceeds of the Company's 6,000,000 share common stock offering on April 19, 1995, and from the proceeds of the Series A preferred stock offering and a portion ($34.4 million) of the proceeds of the Series B preferred stock offering, which were used to pay down debt (described under "Financing and Debt").

     Income (loss) from unconsolidated entities increased from $1.4 million in 1995 to $9.5 million in 1996, primarily resulting from an increase in the Operating Partnership's share of the Management Company income ($9.2 million), partially offset by a decrease in its share of income from partnerships and joint ventures ($1.1 million). The increase in Management Company income is primarily the result of the DRC Merger ($4.4 million) and the Management Company's losses in 1995 related to the settlement of a mortgage receivable ($3.9 million) and the liquidation of a partnership investment ($1.0 million).

     Extraordinary items of $3.5 million in 1996 and $3.3 million in 1995 result from write-offs of mortgage costs associated with early extinguishments of debt.

     Net income increased from $98.2 million in 1995 to $131.1 million in 1996, an increase of $32.9 million, for the reasons discussed above, and was allocated to the Company based on the Company's ownership interest during the period.

     Preferred Unit requirement increased by $11.2 million in 1996 as a result of the Company's issuance of $100 million of 8 1/8% Series A convertible preferred stock on October 27, 1995, and $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996, the proceeds of which were contributed to the Operating
Partnership in exchange for Preferred Units with terms substantially identical to the preferred stock issued by the Company.

     Liquidity and Capital Resources

     As of December 31, 1997, the Operating Partnership's balance of unrestricted cash and cash equivalents was $109.7 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $284.3 million available after outstanding borrowings and letters of credit at December 31, 1997. The Operating Partnership and the Company also have access to public equity and debt markets. The Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued. The Company has an equity shelf registration statement currently effective, under which $950 million in equity securities may be issued.

     Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

     Sensitivity Analysis. The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments is primarily dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1997, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $14 million, and would decrease the fair value of debt by approximately $505 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $14 million, and would increase the fair value of debt by approximately $683 million.

     Financing and Debt

     At December 31, 1997, the Operating Partnership had consolidated debt of $5,078.0 million, of which $3,467.6 million is fixed-rate debt bearing interest at a weighted average rate of 7.4% and $1,610.4 million is variable-rate debt bearing interest at a weighted average rate of 6.4%. As of December 31, 1997, the Operating Partnership had interest rate protection agreements related to $430.4 million of consolidated variable-rate debt. In addition, interest rate protection agreements which effectively fix the interest rates on an additional $148 million of consolidated variable-rate debt were obtained in January of 1998. The Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $1.6 million for the year ended December
31, 1997. This did not materially impact the Operating
Partnership's weighted average borrowing rates.

     Scheduled principal payments of consolidated mortgage indebtedness over the next five years is $2,638 million, with $2,442 million thereafter. The Operating Partnership's ratio of consolidated debt-to-market capitalization was 46.0% and 41.5% at December 31, 1997 and 1996, respectively.

The following summarizes significant financing and refinancing transactions completed in 1997:

     Secured Indebtedness. On January 31, 1997, the
Operating Partnership completed a refinancing transaction involving debt on four wholly-owned Properties. The transaction consisted of the payoff of one loan totaling
$43.4 million, a restatement of the interest rate on the three remaining loans, the acquisition of the contingent interest feature on all four loans for $21.0 million, and $3.9 million of principal reductions on two additional loans. This transaction, which was funded using the Credit
Facility, resulted in an extraordinary loss of $23.2 million, including the write-off of deferred mortgage costs of $2.2 million.

     On May 15, 1997, the Operating Partnership refinanced approximately $140 million in existing debt on The Forum Shops at Caesar's. The new debt consists of three classes of notes totaling $180 million, with $90 million bearing interest at 7.125% and the other $90 million bearing interest at LIBOR plus 0.30%, all of which will mature on May 15, 2004. Approximately $40 million of the borrowings were placed in escrow to pay for construction costs required in connection with the development of the expansion of this project, which opened on August 29, 1997. As of December 31, 1997, $8.6 million remains in escrow.

     On June 5, 1997, the Operating Partnership closed a $115 million construction loan for The Shops at Sunset Place. The loan initially bears interest at LIBOR plus 1.25% and matures on June 30, 2000, with two one-year extensions available.

     On September 2, 1997, the Operating Partnership completed a refinancing of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties. The Operating Partnership funded this refinancing with the proceeds of a $225 million secured loan and borrowings of $294 million under the Credit Facility, which were later reduced with the proceeds from the sale of $180 million of notes issued on September 10, 1997, as described below. Subsequently, on December 22, 1997, the Operating Partnership retired the $225 million secured loan with the net proceeds from a $225 million series of multiclass mortgage pass-through certificates.
This new facility includes six classes of certificates cross-collaterallized by the same seven Properties as the original $225 million secured loan and matures on December 19, 2004. Five of the six classes covering $175 million bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50 million class bearing interest at LIBOR plus 0.365%.

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

     Credit Facility. During 1997, the Operating Partnership obtained several improvements to its Credit Facility. The Credit Facility agreement was amended to increase the borrowing limit to $1.25 billion and reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.65%. In addition, the Credit Facility's competitive bid feature, which has further reduced interest costs, was increased from $150 million to $625 million.

     Medium Term Notes. On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100 million of notes under the MTN program. The notes sold bear interest at 7.125% and have a stated maturity of June 24, 2005. The net proceeds of this sale were used primarily to pay down the Credit Facility. On September 10, 1997, the Operating Partnership issued an additional $180 million principal amount of notes under its MTN program, which mature on September 20, 2007 and bear interest at 7.125% per annum. The Operating Partnership used the net proceeds of this offering to pay down the borrowings made under the Credit Facility.

     Equity Financings. On July 9, 1997 the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. The Company intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Company contributed the net proceeds of this offering of approximately $146 million to the Operating Partnership in exchange for preferred units with terms identical to the Series C Preferred Shares. The Operating Partnership used the net proceeds for the purchase of additional ownership interest in West Town Mall, to pay down the Credit Facility and for general working capital purposes.

     During 1997, the Company and the Operating Partnership issued 8,051,924 additional shares of common stock and 876,712 additional Units, respectively, in public and private offerings, at prices ranging from $30.09 to $33.25 per share/Unit, and generating net proceeds of approximately $286 million. The proceeds of such offerings were used primarily to acquire additional ownership interests in Properties and to repay existing indebtedness.

     Unsecured Notes. On July 17, 1997, the Operating Partnership completed a $250 million public offering, of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities. The first tranche was for $100 million at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150 million at 7% with a maturity of July 15, 2009. The notes pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios.

     On October 15, 1997, the SEC declared effective the Operating Partnership's registration statement, which provides for the offering, from time to time, of up to $1 billion aggregate public offering price of nonconvertible investment grade unsecured debt securities of the Operating Partnership. The net proceeds of such offerings may be used to fund property acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by the Operating Partnership. Subsequently, on October 22, 1997, the Operating Partnership completed the sale of $150 million of its eight-year non-convertible senior unsecured debt securities under this new $1 billion debt shelf registration. The notes bear interest at 6 7/8%, and mature on October 27, 2005. The notes pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. The Operating Partnership used $114.8 million of the net proceeds of approximately $147 million, along with an escrow refund of approximately $4 million to retire existing mortgages on Miller Hill Mall, Muncie Mall, and Towne West Square, with the remaining proceeds going to reduce the amount outstanding on the Credit Facility.

     Other. During 1997, in connection with the RPT acquisition, the Operating Partnership assumed consolidated mortgages of $123.5 million, unsecured debt totaling $275.0 million and a pro-rata share of joint venture mortgage indebtedness of $76.8 million.

     Acquisitions and Investment

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for approximately $50 million using borrowings from the Credit Facility. The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock, and had a market value of $53.8 million at December 31, 1997. In connection with this transaction the Operating Partnership and Chelsea have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States.

     On July 10, 1997, the Operating Partnership acquired an additional 48% interest in West Town Mall in Knoxville, Tennessee for $67.4 million and 35,598 Units valued at approximately $1.1 million. This transaction increased the Operating Partnership's ownership of West Town Mall to 50%.

     On August 8, 1997, a subsidiary of the Operating Partnership acquired a 50% interest in a trust that owns Dadeland Mall, a 1.4 million square-foot super-regional mall in Miami, Florida for approximately $128 million. A portion of the purchase price was paid in the form of 658,707 shares of the Company's common stock, valued at approximately $20 million. The remaining portion of the purchase price was financed using borrowings from the Credit Facility.

     As described previously, during 1997 the Operating Partnership completed the purchase of RPT and its subsidiary SCA, which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA now owns interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. The Operating Partnership now owns 100% of ten of the eleven SCA properties acquired, and a noncontrolling 50% interest in the remaining property. The total cost for the acquisition of RPT and related transactions is estimated at $1.3 billion, including shares of the Company's common stock valued at approximately $50 million, Units valued at approximately $25.3 million, the assumption of $398.5 million of consolidated indebtedness and the Operating Partnership's $76.8 million pro rata share of joint venture indebtedness.

     On December 29, 1997, the Operating Partnership formed a joint venture partnership with The Macerich Company ("Macerich") to acquire a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA. This transaction closed on February 27, 1998 at a total purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls. The Operating Partnership funded its share of the cash due at closing with a new six-month $242.0 million unsecured loan which bears interest at 6.42%. The Operating Partnership owns 50% of this joint venture.

     On December 30, 1997, the Operating Partnership acquired The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million, including the assumption of a $64.8 million mortgage. These Properties are wholly-owned by the Operating Partnership.

     On December 31, 1997, the Operating Partnership acquired the remaining 30% ownership interest in Virginia
Center Commons as well as the management contract on that Property for a total of $2.3 million. The Operating
Partnership now owns 100% of this Property.

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for $87.3 million, which included the assumption of a $28.9 million mortgage and 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     See Note 3 to the consolidated financial statements for 1996 and 1995 acquisition activity.

     Development Activity

     Development activities are an ongoing part of the Operating Partnership's business. The Operating Partnership opened one new regional mall, two value-oriented super-regional malls and one new community shopping center during 1997. On September 5, 1997, the Operating Partnership opened The Source, a 730,000 square-foot regional mall in Westbury (Long Island), New York. On October 31, 1997 the Operating Partnership opened Grapevine Mills, a 1.2 million square feet value-oriented super-regional mall in Grapevine (Dallas/Fort Worth), Texas, and on November 20, 1997, the Operating Partnership opened Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall in Tempe, Arizona. In March 1997, the Operating Partnership opened Indian River Commons, a 260,000 square-foot community shopping center in Vero Beach, Florida, which is immediately adjacent to an existing regional mall Property. The Operating Partnership has joint venture partners on each of these Properties and accounts for them using the equity method of accounting.

     Construction also continues on the following projects:

  * The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October of 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $149 million project. Construction financing of $115 million closed on this property in June 1997. The loan initially bears interest at LIBOR plus 125 basis points and matures on June 30, 2000.

  * Muncie Plaza, a 196,000 square-foot community center project, is scheduled to open in April of 1998 in Muncie, Indiana, adjacent to Muncie Mall. This approximately $14 million project is wholly-owned by the Operating
       Partnership.

  * Lakeline Plaza, a 380,000 square-foot community center project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas, adjacent to Lakeline Mall. On January 30, 1998, the Operating Partnership increased its ownership interest in this approximately $34 million project from 50% to 65%.

     In addition, the Operating Partnership is in the preconstruction development phase on a new value-oriented super-regional mall, a factory outlet center and a new community center project. Concord Mills, an approximately $200 million development, is scheduled to open in 1999. This 1,400,000 square-foot value-oriented super-regional mall development project is 50%-owned by the Operating Partnership. Houston Premium Outlets is a 462,000 square-foot factory outlet project in Houston, Texas. This approximately $89 million project, of which the Operating Partnership has a 50% ownership interest in, is scheduled to begin construction in 1998 and open in 1999. The Shops at North East Mall, an approximately $55 million development, which is immediately adjacent to North East Mall, an existing regional mall in the Company's portfolio, is scheduled to open in Hurst, Texas, in 1999. This 391,000 square-foot development project is wholly-owned by the Operating Partnership.

     Strategic Expansions and Renovations

     A key objective of the Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1997, the Operating Partnership completed construction and opened fourteen major expansion and/or renovation projects: Alton Square in Alton, Illinois; Aventura Mall in Miami, Florida; Chautauqua Mall in Jamestown, New York; Columbia Center in Kennewick, Washington; The Forum Shops at Caesar's in Las Vegas, Nevada; Knoxville Center in Knoxville, Tennessee; La Plaza in McAllen, Texas; Muncie Mall in Muncie, Indiana; Northfield Square in Bradley, Illinois; Northgate Mall in Seattle, Washington; Orange Park Mall in Jacksonville, Florida; Paddock Mall in Ocala, Florida; Richmond Square in Richmond, Indiana; and Southern Park Mall in Youngstown, Ohio.

     The Operating Partnership currently has four major expansion projects under construction, and is in the preconstruction development stage with two additional major expansion projects. The aggregate cost of the projects is approximately $208 million.

   * A 255,000 square-foot small shop expansion and the addition of a 24-screen AMC Theatre complex to Aventura Mall in Miami, Florida, are scheduled to open in March 1998. Lord & Taylor, Macy's, JCPenney and Sears are also expanding at this Property. In addition, the Operating Partnership added a Bloomingdales to this project in November of 1997. The Operating Partnership has a 33% ownership interest in this project.

   *     A 180,000 square-foot small shop expansion of The
       Florida Mall in Orlando, Florida, as well as the addition of Burdines, is scheduled for completion in the winter of 1999. The Operating Partnership has a 50% ownership interest in this project. Dillard's, Gayfers, JCPenney and Sears are also expanding.
   * A 68,000 square-foot small shop expansion of Prien Lake Mall in Lake Charles, Louisiana, as well as the addition of Dillard's and Sears, is scheduled for completion in the winter of 1998. The Operating Partnership owns 100% of Prien Lake Mall.

     The Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction aggregating approximately $105 million, of which the Operating Partnership's share is approximately $100 million. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. The Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     It is anticipated that these projects will be financed principally with access to debt and equity markets, existing credit facilities and cash flow from operations.

     Capital Expenditures

     Capital expenditures, excluding acquisitions, were
$330.9 million, $211.4 million and $102.9 million for the periods ended December 31, 1997, 1996 and 1995, respectively.
                                      1997      1996      1995
                                      ----      ----      ----
        New Developments            $ 79.9    $ 80.1    $ 29.7
        Renovations and Expansions   196.6      86.3      38.9
        Tenant Allowances--Retail     36.7      24.0      17.2
        Tenant Allowances--Offices     1.2       6.1       4.3
        Capital Expenditures
        Recoverable from Tenants      12.9      11.4       8.0
        Other                          3.6       3.5       4.8
                                    -------   -------   -------
            Total                  $ 330.9    $211.4    $102.9
                                   ========   =======   =======

     Distributions

     The Operating Partnership declared distributions on its Units in 1997 aggregating $2.01 per Unit. On January 23, 1998, the Operating Partnership declared a distribution of $0.5050 per Unit payable on February 20, 1998, to Unitholders of record on February 6, 1998. The current annual distribution rate is $2.02 per Unit. For federal income tax purposes, 35% of the 1997 Unit distributions and 64% of the 1996 Unit distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

     Investing and Financing Activities

     Cash used in investing activities for the year ended December 31, 1997 of $1,243.8 million is primarily the result of acquisitions of $980.4 million, $305.2 million of capital expenditures, advances to the Management Company of $18.4 million and other investing activities of $55.4 million, including $50.0 million for the purchase of Chelsea stock, partially offset by net distributions from unconsolidated entities of $97.7 million and cash received from the acquisition of RPT of $19.7 million. Cash paid for acquisitions includes $745.5 million for the RPT acquisition and related transactions, $108.0 million for Dadeland Mall, $66.3 million for West Town Mall and $60.6 million for the acquisition of The Fashion Mall at Keystone at the Crossing and Keystone Shoppes. Capital expenditures includes development costs of $62.6 million, including $31.0 million at The Shops at Sunset Place, $11.3 million at Muncie Plaza, $7.0 million at Cottonwood Mall and $11.2 million for the acquisition of the land ($9.2 million) and other development costs ($2.0 million) at The Shops at North East Mall. Also included in capital expenditures is renovation and expansion costs of approximately $191.6 million, including $34.7 million, $15.6 million, $15.1 million, $12.2 million, and $10.6 million for the phase II expansion of Forum Shops at Caesar's, Miami International Mall, Northgate Mall, Charles Towne Square and Knoxville Center, respectively, and tenant costs and other operational capital expenditures of approximately $51.0 million. Net distributions from unconsolidated entities is primarily due to reimbursements of $70.1 million and $38.8 million from Dadeland Mall and West Town Mall, respectively, as a result of mortgages obtained on those Properties during 1997.

     Cash received from financing activities for the year ended December 31, 1997 of $918.3 million includes contributions from the Company of the net proceeds from the sales its common stock and Series C preferred stock of $344.4 million and net borrowings of $945.5 million, partially offset by partnership distributions of $350.4 million and $21.0 million for the retirement of a contingent interest feature on four mortgage loans. Net borrowings were used primarily to fund the acquisition of RPT and the related transactions ($757.0 million), other acquisitions ($180.0 million) and development and investment activity.

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

     Total EBITDA for the Properties increased from $346.7 million in 1993 to $940.0 million in 1997, representing a compound annual growth rate of 28.3%. Of this growth, $336.8 million, or 56.8%, is a result of the DRC Merger and $34.5 million or 5.8% is a result of the RPT acquisition. The remaining growth in total EBITDA reflects the addition of GLA to the Portfolio Properties through property acquisitions, developments and expansions, increased rental rates, increased tenant sales, improved occupancy levels and effective control of operating costs. During this period, the operating profit margin increased from 58.6% to 64.4%. This improvement is also primarily attributable to aggressive leasing of new and existing space and effective control of operating costs.

     The following summarizes total EBITDA for the Portfolio
Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:

                                    For the Year Ended December 31,
                             1997      1996       1995      1994      1993
                           -------- ---------   --------  --------  --------
                                            (in thousands)
EBITDA of consolidated
Properties                 $677,930   $467,292  $343,875  $290,243  $244,397
EBITDA of
unconsolidated
Properties                  262,098    148,030    93,673    96,592   102,282
                           --------  ---------  --------  --------  --------
Total EBITDA of
Portfolio Properties
(1)                        $940,028   $615,322  $437,548  $386,835  $346,679
                           ========   ========  ========  ========  ========
EBITDA after minority
interest (2)               $746,842   $497,215  $357,158  $307,372  $256,169
                           ========   ========  ========  ========  ========
Increase in total
EBITDA from prior
period                        52.8%      40.6%     13.1%     11.6%      9.5%
Increase in EBITDA
after minority interest
from prior period
                              50.2%      39.2%     16.2%     20.0%     12.4%
Operating profit margin
of the Portfolio
Properties                    64.4%  62.5% (3)     63.1%     61.9%     58.6%

    (1) On a pro forma basis, assuming the DRC Merger and the RPT acquisition and related transactions had occurred on January 1, 1996, EBITDA would be $1,019 million and $911 million in 1997 and 1996, respectively, representing an 11.8% growth.

    (2) EBITDA after minority interest represents earnings before interest, taxes, depreciation and amortization for all Properties after distribution to the third-party joint ventures' partners.

    (3) The 1996 operating profit margin, excluding the $7.2 million merger integration costs, is 63.2%.

     Funds from Operations ("FFO")

     FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Operating Partnership.
FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity. In March 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income in arriving at FFO. This modification was adopted by the Operating Partnership beginning in 1996. Additionally the FFO for prior periods has been restated to reflect the modification in order to make the amounts comparative. Under the previous definition, FFO for the year ended December 31, 1995 was $208.3 million.

     The following summarizes FFO of the Operating Partnership and reconciles income before extraordinary items to FFO for the periods presented:

                                        For the Year Ended December 31,
                                          1997       1996        1995
                                         -------    -------     -------
  (in thousands)
   FFO of the Operating Partnership     $415,128   $281,495      $197,909
                                        ========   ========      ========
   Increase in FFO from prior period       47.5%      42.2%         18.0%
                                        ========   ========      ========
   Reconciliation:
   Income before extraordinary items    $203,133   $134,663      $101,505
   Plus:
    Depreciation and amortization
    from consolidated properties         200,084    135,226        92,274
    The Operating Partnership's share
    of depreciation and amortization
    and extraordinary items from
    unconsolidated affiliates             46,760     20,159         6,466
    Merger integration costs                  --      7,236            --
    The Operating Partnership's share
    of (gains) or losses on sales of
    real estate                             (20)       (88)         2,054
   Less:
    Minority interest portion of
    depreciation, and amortization
    and extraordinary items              (5,581)    (3,007)       (2,900)
    Preferred Unit requirement          (29,248)   (12,694)       (1,490)
                                        --------   --------      --------
   FFO of the Operating Partnership     $415,128   $281,495     $ 197,909
                                        ========   ========      ========

     Portfolio Data

     Operating statistics give effect to the DRC Merger and are based upon the business and properties of the Operating Partnership and DRC on a combined basis for all periods presented. The purpose of this presentation is to provide a more comparable set of statistics on the portfolio as a whole. The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopment. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume and Sales per Square Foot. From 1994 to 1997, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased 25.3% from $7,611 million to $9,539 million, a compound annual growth rate of 7.8%. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     The following illustrates the total reported sales of tenants at Owned GLA:

                                                        Annual
                                   Total Tenant       Percentage
  Year Ended December 31,       Sales (in millions)    Increase

  1997                                $ 9,539            20.4%
  1996                                  7,921             3.6
  1995                                  7,649             0.5
  1994                                  7,611             4.7

     Regional mall sales per square foot increased 8.8% in 1997 to $315 as compared to $290 in 1996. In addition, sales per square foot of reporting tenants operating for at least two consecutive years ("Comparable Sales") increased from $298 to $318, or 6.7%, from 1996 to 1997. The Operating Partnership believes its strong sales growth in 1997 is the result of its aggressive retenanting efforts and the redevelopment of many of the Properties. Sales per square foot at the community shopping centers decreased in 1997 to $183 as compared to $187 in 1996. Sales statistics for value-oriented super-regional malls are not provided as this category is comprised of new malls with insufficient history to provide meaningful comparisons.

     Occupancy Levels. Occupancy levels for regional malls increased from 84.7% at December 31, 1996, to 87.3% at December 31, 1997. Occupancy levels for value-oriented super-regional malls was 93.8% at December 31, 1997. Occupancy levels for community shopping centers decreased slightly, from 91.6% at December 31, 1996, to 91.3% at December 31, 1997. Owned GLA has increased 10.7 million square feet from December 31, 1996, to December 31, 1997, primarily as a result of the RPT acquisition, the acquisitions of Dadeland Mall, The Fashion Center at Keystone at the Crossing, and Keystone Shoppes and the 1997 Property openings.

                                          Occupancy Levels
                                           Value-Oriented  Community
                                Regional      Regional      Shopping
              December 31,       Malls         Malls        Centers

                  1997             87.3%        93.8%         91.3%
                  1996             84.7         N/A           91.6
                  1995             85.5         N/A           93.6
                  1994             85.6         N/A           93.9

     Tenant Occupancy Costs. Tenant occupancy costs as a percentage of sales increased slightly from 11.4% in 1996 to 11.5% in 1997 in the regional mall portfolio, excluding the SCA Properties. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can pay higher rent. Management believes the Operating Partnership is one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. Management believes continuing efforts to increase sales while controlling property operating expenses will continue the trend of increasing rents at the Properties.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 28.7%, from $18.37 in 1994 to $23.65 in 1997. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.20 in 1997. In community shopping centers, average base rents of Owned GLA increased 4.5%, from $7.12 in 1994 to $7.44 in 1997.

     The following highlights this trend:

                                   Average Base Rent per Square Foot
                                   Mall and Freestanding Stores at:          Community
                                                 %    Value-Oriented    %     Shopping    %
     Year Ended December 31,  Regional Malls   Change Regional Malls  Change  Centers  Change

                1997             $23.65        14.4%      $16.20      N/A      $7.44   (2.7%)
                1996              20.68         7.8        N/A        N/A       7.65     4.9
                1995              19.18         4.4        N/A        N/A       7.29     2.4
                1994              18.37         3.8        N/A        N/A       7.12     N/A

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

     Year 2000 Costs

     Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits would always be "19". Unless corrected, this shortcut would cause problems when the century date occurs. On that date, some computer programs may misinterpret the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, or stop processing altogether.

     To help facilitate the Operating Partnership's continued growth, substantially all of the computer systems and applications in use in its home office in Indianapolis have been, or are in the process of being, upgraded and modified. The Operating Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in its home office. The Operating Partnership continues to evaluate what effect, if any the Year 2000 Issue might have at its Portfolio Properties. The Operating Partnership anticipates that the process of reviewing this issue at the Portfolio Properties and the implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Operating Partnership does not expect to be material. Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Operating Partnership.

     Definitive Merger Agreement

     Effective February 18, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed in the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

     Seasonality

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

     Reference is made to Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources".

Item 8. Financial Statements and Supplementary Data

     Reference is made to the Index to Financial Statements contained in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                               PART III

Item 10. Directors and Executive Officers of the Registrant

     The general partners of the Operating Partnership are the Company and SD Property Group, Inc., a majority owned subsidiary of the Company. SD Property Group, Inc. is the managing general partner of the Operating Partnership. The directors and executive officers of the Company also hold the same offices with SD Property Group, Inc. The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

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

                                PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
8-K

(a)  (1)  Financial Statements                                        Page No.

       Report of Independent Public Accountants                         50

       Simon DeBartolo Group, L.P. Consolidated Balance Sheets          51
       as of December 31, 1997 and 1996

       Simon DeBartolo Group, L.P. Consolidated Statements of
Operations for the years                                                52
       ended December 31, 1997, 1996 and 1995

       Simon DeBartolo Group, L.P. Consolidated Statements of Changes
       in Partners'                                                     53
       Equity for the years ended December 31, 1997, 1996
       and 1995

       Simon DeBartolo Group, L.P. Consolidated Statements of Cash
Flows for the years                                                     54
       ended December 31, 1997, 1996 and 1995

       Notes to Financial Statements                                    55

       (2)                      Financial Statement Schedules

       Report of Independent Public Accountants                         77

       Schedule III _ Schedule of Real Estate and Accumulated
Depreciation                                                            78

       Notes to Schedule III                                            82

       (3)                                           Exhibits

       The Exhibit Index attached hereto is hereby incorporated by
reference to this Item.                                                 83

(b)    Reports on Form 8-K

       Two Forms 8-K were filed during the fourth quarter ended December 31, 1997.

       On October 14, 1997. Under Item 5 - Other Events, the Operating Partnership reported that it completed its cash tender offer to purchase all of the outstanding beneficial interests in The Retail
       Property Trust. In addition, under Item 7 -
       Financial Statements and Exhibits, the Operating
       Partnership included, as an exhibit, a press release which outlined additional information regarding the offer.

       On October 27, 1997. Under Item 5 - Other Events, the Operating Partnership reported the offering and sale of $150 million aggregate principal amount of its 6 7/8% Notes due October 27, 2005. In addition, under Item 7 - Financial Statements and Exhibits, the Operating Partnership made available, in the form of exhibits, certain documents relating to the issuance of these notes.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon DeBartolo Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON DeBARTOLO GROUP, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon DeBartolo Group, L.P. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 17, 1998


Balance Sheets
Simon DeBartolo Group, L.P. Consolidated
(Dollars in thousands, except per unit amounts)


                                                                   December 31,   December 31,
                                                                       1997           1996
                                                                  -------------  -------------
ASSETS:
Investment properties, at cost                                       $6,867,354     $5,301,021
 Less _ accumulated depreciation                                        461,792        279,072
                                                                  -------------  -------------
                                                                      6,405,562      5,021,949
Cash and cash equivalents                                               109,699         64,309
Restricted cash                                                           8,553          6,110
Tenant receivables and accrued revenue, net                             188,359        166,119
Notes and advances receivable from Management Company and
affiliate                                                                93,809         75,452
Investment in partnerships and joint ventures, at equity                612,140        394,409
Investment in Management Company and affiliates                           3,192              0
Other investment                                                         53,785              0
Deferred costs and other assets                                         164,413        138,492
Minority interest                                                        23,155         29,070
                                                                  -------------  -------------
Total assets                                                         $7,662,667     $5,895,910
                                                                  =============  =============

LIABILITIES:
Mortgages and other indebtedness                                     $5,077,990     $3,681,984
Accounts payable and accrued expenses                                   245,121        170,203
Cash distributions and losses in partnerships and joint ventures,
at equity                                                                20,563         17,106
Investment in Management Company and affiliates                               0          8,567
Other liabilities                                                        67,694         72,876
                                                                  -------------  -------------
Total liabilities                                                     5,411,368      3,950,736
                                                                  -------------  -------------

COMMITMENTS AND CONTINGENCIES (Note 14)

PARTNERS' EQUITY:

Preferred units, 11,000,000 and 12,000,000 units outstanding,
respectively                                                            339,061        292,912

General Partner, 109,643,001 and 96,880,415 units outstanding,
respectively                                                          1,231,031      1,017,333

Limited Partners, 61,850,762 and 60,974,050 units outstanding,
respectively                                                            694,437        640,283

Unamortized restricted stock award                                     (13,230)        (5,354)
                                                                  -------------  -------------
Total partners' equity                                                2,251,299      1,945,174
                                                                  -------------  -------------
Total liabilities and partners' equity                               $7,662,667     $5,895,910
                                                                  =============  =============


   The accompanying notes are an integral part of these statements

Statements of Operations
 Simon DeBartolo Group, L.P. Consolidated

(Dollars in thousands, except per unit amounts)


                                      For the Year Ended December 31,
                                       1997        1996      1995
                                     ---------   ---------  ---------
REVENUE:
Minimum rent                         $641,352    $438,089   $307,857
Overage rent                           38,810      30,810     23,278
Tenant reimbursements                 322,416     233,974    192,994
Other income                           51,589      44,831     29,528
                                    ---------   ---------  ---------
Total revenue                       1,054,167     747,704    553,657
                                    ---------   ---------  ---------

EXPENSES:
Property operating                    176,846     129,094     96,851
Depreciation and amortization         200,900     135,780     92,739
Real estate taxes                      98,830      69,173     53,941
Repairs and maintenance                43,000      31,779     24,614
Advertising and promotion              32,891      24,756     18,888
Merger integration costs                    0       7,236          0
Provision for credit losses             5,992       3,460      2,858
Other                                  18,678      14,914     12,630
                                     ---------   ---------  ---------
Total operating expenses              577,137     416,192    302,521
                                     ---------   ---------  ---------

OPERATING INCOME                      477,030     331,512    251,136

INTEREST EXPENSE                      287,823     202,182    150,224
                                     ---------   ---------  ---------
INCOME BEFORE MINORITY INTEREST       189,207     129,330    100,912

MINORITY INTEREST                     (5,270)     (4,300)    (2,681)
GAINS ON SALES OF ASSETS, NET             20          88      1,871
                                     ---------   ---------  ---------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                              183,957     125,118    100,102

INCOME FROM UNCONSOLIDATED
ENTITIES                               19,176       9,545      1,403
                                    ---------   ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEMS     203,133     134,663    101,505


EXTRAORDINARY ITEMS                        58     (3,521)    (3,285)
                                     ---------   ---------  ---------
NET INCOME                            203,191     131,142     98,220

PREFERRED UNIT REQUIREMENT           (29,248)    (12,694)    (1,490)
                                     ---------   ---------  ---------

NET INCOME AVAILABLE TO
UNITHOLDERS                          $173,943    $118,448    $96,730
                                     =========   =========  =========

NET INCOME AVAILABLE TO
UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                      $107,989     $72,561    $57,781
Limited Partners                       65,954      45,887     38,949
                                     ---------   ---------  ---------
                                     $173,943    $118,448    $96,730
                                     =========   =========  =========

BASIC EARNINGS PER UNIT:
Income before extraordinary
items                                   $1.08       $1.02      $1.08
Extraordinary items                      0.00      (0.03)     (0.04)
                                     ---------   ---------  ---------
Net income                              $1.08       $0.99      $1.04
                                     =========   =========  =========

DILUTED EARNINGS PER UNIT:
Income before extraordinary
items                                   $1.08       $1.01      $1.08
Extraordinary items                      0.00      (0.03)     (0.04)
                                     ---------   ---------  ---------
Net income                              $1.08       $0.98      $1.04
                                     =========   =========  =========



The accompanying notes are an integral part of these statements.

Statements of Partners' Equity
Simon DeBartolo Group, L.P. Consolidated

(Dollars in thousands)

                                                                  Unamort-
                                                                    ized                  Limited
                                                                 Restricted     Total    Partners'
                                  Preferred General    Limited      Stock     Partners'   Equity
                                    Units   Partner    Partner      Award      Equity    Interest
                                 --------- ---------- ----------  ---------- ---------- ----------
Balance at December 31, 1994            $0 ($807,613)         $0          $0 ($807,613)   $909,306

General Partner Contributions
 (9,470,977 units)                            216,545                           216,545

Preferred unit contributions,
 net of issuance costs
 (4,000,000 units)                  99,923                                       99,923

Acquisition of Limited Partners'
 interest and other(333,462 and
 334,522 units, respectively)                   5,036                             5,036      (301)

Stock incentive program (143,311
 units)                                         3,608                (3,605)          3

Amortization of stock incentive                                          918        918

Adjustment to allocate net
 equity of the Operating
 Partnership                                 (94,035)                          (94,035)     94,035

Adjustment to reflect limited
 partners' equity interest at
 Redemption Value (Note 10)                    42,848                            42,848   (42,848)

Net income                           1,490     57,781                            59,271     38,949

Distributions                      (1,490)  (110,532)                         (112,022)   (73,508)
                                 --------- ---------- ----------  ---------- ---------- ----------
Balance at December 31, 1995        99,923  (686,362)          0     (2,687)  (589,126)    908,764
1996 Adjustment to reflect
limited partners' interest at
Historical Value (Note 10)                    822,072     86,692                908,764  (908,764)
                                 --------- ---------- ----------  ---------- ---------- ----------
                                    99,923    135,710     86,692     (2,687)    319,638          0
General Partner Contributions
 (373,992 units)                               10,518                            10,518

Units issued in connection with
 Merger (37,877,965 and
 23,219,012 units, respectively)              922,379    565,448              1,487,827

Other unit issuances (472,410
 units)                                                      275                    275

Preferred units issued, net of
 issuance costs(8,000,000 units)   192,989                                      192,989

Stock incentive program (200,030
 units)                                         4,751                (4,751)          0

Amortization of stock incentive                                        2,084      2,084

Adjustment to allocate net
 equity  of the Operating
 Partnership                                 (14,382)     14,382                      0

Net income                          12,694     72,561     45,887                131,142

Distributions                     (12,694)  (114,142)   (72,401)              (199,237)

Other                                            (62)                              (62)
                                 --------- ---------- ----------  ---------- ----------
Balance at December 31, 1996       292,912  1,017,333    640,283     (5,354)  1,945,174
General Partner Contributions
 (6,311,273 units)                            200,920                           200,920

Units issued in connection with
 acquisitions (2,193,037 and
 876,712, respectively)                        70,000     26,408                 96,408

Stock incentive program (448,753
 units)                                        14,016               (13,262)        754

Amortization of stock incentive                                        5,386      5,386

Preferred units issued, net of
 issuance costs (3,000,000
 units)                            146,072                                      146,072

Conversion of 4,000,000 Series A

Preferred units into 3,809,523
 common units                     (99,923)     99,923                                 0

Adjustment to allocate net
 equity  of the Operating
 Partnership                                 (82,869)     82,869                      0

Unrealized gain on marketable
 securities                                     2,420      1,365                  3,785

Net income                          29,248    107,989     65,954                203,191

Distributions                     (29,248)  (198,701)  (122,442)              (350,391)
                                 --------- ---------- ----------  ---------- ----------
Balance at December 31, 1997      $339,061 $1,231,031   $694,437   ($13,230) $2,251,299
                                 ========= ========== ==========  ========== ==========

The accompanying notes are an integral part of these statements.

Statements of Cash Flows
Simon DeBartolo Group, L.P. Consolidated

 (Dollars in thousands)



                                               For the Year Ended December 31,
                                               1997          1996         1995
                                          -----------    -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  203,191     $  131,142    $ 98,220
Adjustments to reconcile net income to
  net cash provided
  by operating activities_
Depreciation and amortization                208,539        143,582     101,262
Extraordinary items                             (58)          3,521       3,285
Gains on sales of assets, net                   (20)           (88)     (1,871)
Straight-line rent                           (9,769)        (3,502)     (1,126)
Minority interest                              5,270          4,300       2,681
Equity in income of unconsolidated
entities                                    (19,176)        (9,545)     (1,403)
Changes in assets and liabilities_
Tenant receivables and accrued revenue      (23,284)        (6,422)       5,502
Deferred costs and other assets             (30,203)       (12,756)    (14,290)
Accounts payable, accrued expenses and
other liabilities                             36,417       (13,768)       2,076
                                         ------------   ------------  ----------
  Net cash provided by operating
activities                                   370,907        236,464     194,336
                                         ------------   ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                               (980,427)       (56,069)    (88,272)
Capital expenditures                       (305,178)      (195,833)    (98,220)
Cash from DRC Merger, acquisitions and
consolidation of joint ventures, net          19,744         37,053       4,346

Change in restricted cash                    (2,443)         1,474          --
Proceeds from sale of assets                     599            399       2,550
Investments in unconsolidated entities      (47,204)       (62,096)    (22,180)
Distributions from unconsolidated
entities                                     144,862         36,786       6,214
 Investments in and advances (to)/from
                    Management Company      (18,357)        38,544     (27,117)
Other investing activities                  (55,400)             --          --
                                         -----------    -----------  ----------
Net cash used in investing activities    (1,243,804)      (199,742)   (222,679)
                                        ------------   ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions                    344,438        201,704     242,377
Partnership distributions                  (350,391)      (257,403)   (177,726)
Minority interest distributions, net           (219)        (5,115)     (3,680)
 Mortgage and other note proceeds, net
                  of transaction costs     2,976,222      1,293,582     456,520
Mortgage and other note principal
payments                                 (2,030,763)    (1,267,902)   (531,566)
Other refinancing transaction               (21,000)            --          --
                                        ------------   ------------  ----------
        Net cash provided by (used in)
                  financing activities       918,287       (35,134)    (14,075)
                                        ------------   ------------  ----------

  INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                              45,390          1,588    (42,418)

  CASH AND CASH EQUIVALENTS, beginning
  of period                                   64,309         62,721     105,139

                                         ------------   ------------  ----------
CASH AND CASH EQUIVALENTS, end of
period                                    $  109,699     $   64,309    $ 62,721
                                           ==========     ==========  ==========
 The accompanying notes are an integral part of these statements.

                      SIMON DeBARTOLO GROUP, L.P.
                     NOTES TO FINANCIAL STATEMENTS

           (Dollars in thousands, except per share/unit amounts)


1. Organization

     Simon DeBartolo Group, L.P. ("the Operating Partnership") is a subsidiary partnership of Simon DeBartolo Group, Inc. ("the Company"). The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community centers. The Company, formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty
Corporation ("DRC"), The Edward J. DeBartolo Corporation and their affiliates as the result of the DRC Merger. (see Note 3)


     On December 31, 1997, Simon Property Group, L.P., a Delaware limited partnership ("SPG, LP"), merged (the "Partnership Merger") into the Operating Partnership. Prior to the Partnership Merger, the Operating
Partnership and the Company held all of the partnership interests of SPG, LP, which held interests in certain of the Portfolio Properties
(as defined below). As a result of the Partnership Merger, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company (described below).

     As of December 31, 1997, the Operating Partnership owns or holds an interest in 202 income-producing properties, which consist of 120 regional malls, 72 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls in 33 states (the "Properties"). The Operating Partnership also owns interests in one specialty retail center and two community centers currently under construction and nine parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1997 and 1996, the Company's ownership interest in the Operating Partnership was 63.9% and 61.4%, respectively. The Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company.

     The Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1997, 248 of the approximately 715 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the Operating Partnership and the Chief Operating Officer of another of these retailers is a director of the Company.

2. Basis of Presentation

     The accompanying consolidated financial statements of the Operating Partnership include all accounts of all entities owned or controlled by the Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Operating Partnership's assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the Operating Partnership ("Minority Interest Properties") are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 7) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net operating results of the Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' ownership interests. The Company's weighted average ownership interest in the Operating Partnership during 1997, 1996 and 1995 was 62.1%, 61.2% and 60.3%, respectively. At December 31, 1997 and 1996, the Company's ownership interest was 63.9% and 61.4%, respectively.

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

3. The DRC Merger and Real Estate Acquisitions and Developments

          The DRC Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 shares of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. This portion of the transaction was valued at approximately $923,179, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to Simon DeBartolo Group, Inc.

     In connection with the DRC Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest
("Units") in SPG, LP to the operating partnership of DRC, DeBartolo
Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units") (see Note 11). The Company retained a 50.5% partnership interest (48,400,641 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The
Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged
(34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

     Upon completion of the DRC Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became the managing general partner of SPG, LP with 24.3% (37,873,965 Units in SPG, LP) of the outstanding partnership Units in SPG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became a special limited partner in SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the DRC Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

     For financial reporting purposes, the completion of the DRC Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price was allocated to the fair value of the assets and liabilities. Final adjustments to the purchase price allocation were not completed until 1997, however no material changes were recorded in 1997.

     Although the Company was the accounting acquirer, SDG, LP (formerly DRP, LP) became the primary operating partnership through which the business of the Company is being conducted. As a result of the DRC Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP was absorbed by public Company costs and related expenses incurred by the Company. However, because the Company was the accounting acquirer and, upon completion of the DRC Merger, acquired majority control of SDG, LP; SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by the Company and for all pre-Merger comparative periods, the financial statements of SDG, LP reflect the financial statements of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

     As described in Note 1, on December 31, 1997, SPG, LP merged into the Operating Partnership and as a result, the Operating Partnership now directly or indirectly owns or holds interests in all of the Portfolio Properties and directly holds substantially all of the economic interest in the Management Company.

          Acquisitions

     On January 26, 1998, the Operating Partnership acquired a regional mall in Pensacola, Florida for $87,283, which included Units valued at $55,523 and the assumption of $28,935 of mortgage indebtedness.

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA now owns interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. At the completion of these transactions, the Operating Partnership now owns 100% of ten of the eleven SCA properties, and a noncontrolling 50% ownership interest in the remaining property. The total cost for the acquisition of RPT and related transactions is estimated at $1,300,000, which includes shares of common stock of the Company valued at approximately $50,000, Units valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness and the Operating Partnership's pro rata share of joint venture indebtedness of $76,750. Final adjustments to the purchase price allocation were not completed at December 31, 1997. While no material changes to the allocation are anticipated, changes will be recorded in 1998.

     Also in 1997, the Operating Partnership acquired a 100% ownership interest in the Fashion Mall at Keystone at the Crossing, along with an adjacent community center, the remaining 30% ownership interest and management contract of Virginia Center Commons, a noncontrolling 50% ownership of Dadeland Mall and an additional noncontrolling 48% ownership interest of West Town Mall, increasing its total ownership interest to 50%. The Operating Partnership paid an aggregate purchase price of approximately $322,000 for these Properties, which included Units valued at $1,100, common stock of the Company valued at approximately $20,000 and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash.

     In 1996, the Operating Partnership acquired the remaining 50% ownership interest in two regional malls at an aggregate purchase price of $113,100 plus 472,410 Units.

     During 1995, the Operating Partnership acquired the remaining ownership interest in two regional malls, an additional controlling 50% interest in a third mall and a controlling 75% ownership interest in a joint venture redevelopment project. The aggregate purchase price for the regional mall interests acquired included $18,500; 2,142,247 Units; and the assumption of $41,250 of mortgage indebtedness. The 75% interest in the redevelopment project was acquired for $11,406.

     Developments

     During 1997, the Operating Partnership opened four new Joint Venture Properties at an aggregate cost of approximately $550,000 (of which the Operating Partnership's share was approximately $206,000):
Indian River Commons, an approximately 260,000 square-foot community center, which is immediately adjacent to an existing regional mall Property, opened in March of 1997; The Source, an approximately 730,000 square-foot regional mall opened in September; Grapevine Mills, a 1.2 million square-foot value-oriented super-regional mall, opened in October; and Arizona Mills, a 1.2 million square-foot value-oriented super-regional mall, opened in November.

     During 1996, the Operating Partnership opened one new approximately $75,000 Wholly-Owned Property and three Joint Venture Properties at an aggregate cost of approximately $250,000 (of which the Operating Partnership's share was approximately $83,000):
Cottonwood Mall, an approximately 750,000 square-foot wholly-owned regional mall opened in July; Ontario Mills, an approximately 1.3 million square-foot value oriented super-regional mall, opened in November; Indian River Mall, an approximately 750,000 square-foot regional mall, also opened in November; and The Tower Shops, an approximately 60,000 square-foot specialty retail center, opened in November as well.

     The Operating Partnership also opened three new Joint Venture Properties during 1995 at an aggregate cost of approximately $370,000 (of which the Operating Partnership's share was approximately $133,000): Circle Centre, an approximately 800,000 square-foot regional mall, opened in September; Seminole Towne Center, an approximately 1.1 million square-foot regional mall, also opened in September; and Lakeline Mall, an approximately 1.1 million square-foot regional mall, opened in October.

          Pro Forma

     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Operating Partnership as if the DRC Merger and the RPT acquisition had occurred as of January 1, 1996, and were carried forward through December 31, 1997. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the DRC Merger and the RPT acquisition had been consummated at January 1, 1996, nor does it purport to represent the future financial position and results of operations for future periods.

                                                Year Ended December 31,
                                               ------------------------
                                                   1997         1996
                                               -----------  -----------
Revenue                                        $ 1,172,082  $ 1,099,903

Net income available for Unitholders
attributable to:
General Partner                                   103,118       86,845
Limited Partners                                   63,006       54,690
                                              -----------  -----------
  Total                                       $   166,124  $   141,535
                                              ===========  ===========
Net income per Unit                           $      1.02  $      0.89
                                              ===========  ===========
Net income per Unit - assuming dilution       $      1.02  $      0.89
                                              ===========  ===========
Weighted average number of Units outstanding  163,186,832  159,449,229
                                              ===========  ===========
Weighted average number of Units outstanding
- assuming dilution                           163,570,896  159,584,761
                                              ===========  ===========

4. Summary of Significant Accounting Policies

          Investment Properties

     Investment Properties are recorded at the lower of cost (predecessor cost for Properties acquired from Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons")) or net realizable value. Net realizable value of investment Properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements.

     Investment Properties include costs of acquisitions, development and predevelopment, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead. Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life, which is generally 35 years or the term of the applicable tenant's lease in the case of tenant inducements. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

          Capitalized Interest

     Interest is capitalized on projects during periods of construction. Interest capitalized by the Operating Partnership during 1997, 1996 and 1995 was $11,589, $5,831 and $1,515, respectively.

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

                                                December 31,
                                               1997      1996
                                              -------   -------

            Deferred financing costs         $ 72,348  $ 64,931
            Leasing costs and other           121,060    97,380
                                              -------   -------
                                              193,408   162,311
            Less accumulated amortization      87,666    70,386
                                              -------  --------

                 Deferred costs, net        $ 105,742  $ 91,925
                                            =========  ========

     Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $8,338, $8,434 and $8,523 for 1997, 1996 and 1995, respectively, and has been reduced by amortization of debt premiums and discounts of $699, $632 and $0 for 1997, 1996 and 1995, respectively.

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

          Allowance for Credit Losses

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1997, 1996 and 1995 was as follows:


                         Balance at     Provision    Accounts    Balance
          Year Ended      Beginning    for Credit    Written    at End of
                           of Year       Losses        Off         Year
                         -----------   ----------    --------   ----------

       December 31, l997     $ 7,918       $ 5,992    $ (106)     $ 13,804
                         ===========    ==========   ========    =========

       December 31, l996     $ 5,485       $ 3,460   $(1,027)     $  7,918
                         ===========    ==========   ========    =========

       December 31, l995     $ 4,169       $ 2,858   $(1,542)     $  5,485
                          ==========      ========   ========    =========


          Income Taxes

     As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     Taxable income of the Operating Partnership for the year ended December 31, 1997, is estimated to be $160,000 and was $164,008 and $100,915 for the years ended 1996 and 1995, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the Operating Partnership.

          Per Unit Data

     The Operating Partnership adopted SFAS No. 128 (Earnings Per
Share) in the current period. Basic earnings per Unit is based on the weighted average number of Units outstanding during the period. The weighted average number of Units used in the computation for 1997, 1996 and 1995 was 161,022,887; 120,181,895; and 92,666,469,
respectively. In accordance with SFAS No. 128, diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The diluted weighted average number of Units used in the computation for 1997, 1996 and 1995 was 161,406,951; 120,317,426; and 92,776,083,
respectively. Units may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances and therefore are not dilutive (see Note 11). The Preferred Units have not been considered in the computations of diluted earnings per Unit for any of the periods presented, as they did not have a dilutive effect. Accordingly, the increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the Operating Partnership is due entirely to the effect of outstanding options under both the Employee
Plan and the Director Plan (see Note 12). There were no changes in earnings from basic earnings per Unit to diluted earnings per Unit for any of the periods presented.

     It is the Operating Partnership's policy to accrue distributions when they are declared. The Operating Partnership declared distributions in 1997 aggregating $2.01 per Unit. In 1996 accrued distributions totaled $1.63 per Unit, which included a $0.1515 distribution on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per Unit. The following is a summary of distributions per Unit declared in 1997 and 1996, which represented a return of capital measured using generally accepted accounting principles:

                                     For the Year Ended December 31,
                                     -------------------------------
  Distributions per Unit                1997                1996
  --------------------------------    --------            --------
  From book net income                 $  1.08             $  0.99
  Representing return of capital          0.93                0.64
                                      --------            --------
     Total distributions               $  2.01             $  1.63
                                      ========            ========

     On a federal income tax basis, 35% of the 1997 distributions and 64% of the 1996 distributions represented return of capital.

          Statements of Cash Flows

     For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $8,553 and $6,110 as of December 31, 1997 and 1996, respectively. Cash is restricted at December 31, 1997 primarily to pay for construction costs for the phase II expansion of The Forum Shops at Caesar's, and in 1996 cash was restricted primarily for renovations, redevelopment and other activities of the 17 properties which collateralized the commercial pass-through certificates that were retired in 1997 (see Note 9).

     Cash paid for interest, net of any amounts capitalized, during 1997, 1996 and 1995 were $282,501; $197,796; and $142,345, respectively.

          Noncash Transactions

     Please refer to Notes 3 and 11 for a discussion of noncash transactions.

          Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
These reclassifications have no impact on net operating results previously reported.

5. Investment Properties

     Investment properties consist of the following:

                                                      December 31,
                                                -----------------------
                                                   1997         1996
                                                ----------   ----------

     Land                                       $1,253,953    $1,003,221
     Buildings and improvements                  5,560,112     4,270,244

     Total land, buildings and improvements      6,814,065     5,273,465

     Furniture, fixtures and equipment              53,289        27,556

     Investment properties at cost               6,867,354     5,301,021
     Less_accumulated depreciation                 461,792       279,072

     Investment properties at cost, net         $6,405,562    $5,021,949



     Building and improvements includes $158,609 and $86,461 of construction in progress at December 31, 1997 and 1996, respectively.

6. Investment in Partnerships and Joint Ventures

     As of December 31, 1997 and 1996, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was approximately $364,119 and $232,927, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1997 and 1996 was $13,878 and $5,127, respectively.

     Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.

                                                December 31,
 BALANCE SHEETS                               1997         1996
                                           ----------   ----------
 Assets:
  Investment properties at cost, net       $2,734,686   $1,887,555
  Cash and cash equivalents                   101,582       61,267
  Tenant receivables                           87,008       58,548
  Other assets                                 71,873       69,365
                                           ----------   ----------
           Total assets                    $2,995,149   $2,076,735
                                           ==========   ==========
 Liabilities and Partners' Equity:
  Mortgages and other notes payable        $1,888,512   $1,121,804
  Accounts payable, accrued expenses and
 other liabilities                            212,543      213,394
                                           ----------   ----------
           Total liabilities                2,101,055    1,335,198
   Partners' equity                           894,094      741,537
                                           ----------   ----------
           Total liabilities and
   partners' equity                        $2,995,149   $2,076,735
                                           ==========   ==========
 The Operating Partnership's Share of:
  Total assets                             $1,009,691   $  602,084
                                           ==========   ==========
  Partners' equity                         $  227,458   $  144,376
  Add: Excess Investment                      364,119      232,927
                                           ----------   ----------
  Operating Partnership's net Investment
 in Joint Ventures                         $  591,577   $  377,303
                                           ==========   ==========


                                    For the Year Ended December 31,
 STATEMENTS OF OPERATIONS             1997        1996       1995
                                    ---------   --------   --------
 Revenue:
   Minimum rent                      $256,100   $144,166    $ 83,905
   Overage rent                        10,510      7,872       2,754
   Tenant reimbursements              120,380     73,492      39,500
   Other income                        19,364     11,178      13,980
                                    ---------   --------    --------
           Total revenue              406,354    236,708     140,139

 Operating Expenses:
   Operating expenses and other       144,256     88,678      46,466
   Depreciation and amortization       85,423     50,328      26,409
                                    ---------   --------    --------
           Total operating
 expenses                             229,679    139,006      72,875
                                    ---------   --------    --------
 Operating Income                     176,675     97,702      67,264
 Interest Expense                      96,675     48,918      28,685
 Extraordinary Items                  (1,925)    (1,314)     (2,687)
                                    ---------   --------    --------
 Net Income                         $  78,075   $ 47,470    $ 35,892
                                    =========   ========    ========
 Third-Party Investors' Share of
 Net Income                            55,507     38,283      30,752
                                    ---------   --------    --------
 The Operating Partnership's Share
  of Net Income                     $  22,568   $  9,187    $  5,140
 Amortization of Excess Investment     13,878      5,127          --
                                    ---------   --------    --------
 Income from Unconsolidated
 Entities                           $   8,690   $  4,060    $  5,140
                                    =========   ========    ========

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

7. Investment in Management Company

     The Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one Wholly-Owned Property and 27 Minority Interest and Joint Venture Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Because the Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.

     In connection with the DRC Merger, the Management Company purchased 95% of the voting stock (665 shares of common stock) of DeBartolo Properties Management, Inc. ("DPMI"), a DRC management company, for $2,500 in cash. DPMI provides architectural, design, construction and other services primarily to the Properties. During 1996, DPMI formed a captive insurance company, which provided property damage and general liability insurance for certain Properties in 1997 and 1996. The Operating Partnership paid a total of $9,628 and $2,383 to this wholly-owned subsidiary of the Management Company for insurance coverage during 1997 and 1996, respectively. The Management Company accounts for both DPMI and the captive insurance company using the consolidated method of accounting.

     During 1995, the Management Company liquidated its interest in a partnership investment which held a 9.8-acre parcel of land, resulting in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land, for which the Management Company held a mortgage, was sold in December 1995, resulting in a loss of $3,949 for the Management Company.

     Management, development and leasing fees charged to the Operating Partnership relating to the Minority Interest Properties were $8,343, $6,916 and $5,353 for the years ended December 31, 1997, 1996 and 1995, respectively. Architectural, contracting and engineering fees charged to the Operating Partnership for 1997 and 1996 were $67,258 and $21,650, respectively. Fees for services provided by the Management Company to MSA were $3,073, $4,000 and $4,572 for the years ended December 31, 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996, total notes receivable and advances due from the Management Company and consolidated affiliates were $93,809 and $75,452, respectively, which included $11,474 due from DPMI in 1997 and 1996. Unpaid interest income receivable from the Management Company at December 31, 1997 and 1996, was $485 and $0, respectively. All preferred dividends due from the Management Company were paid by December 31, 1997 and 1996.

     Summarized consolidated financial information of the Management Company and a summary of the Operating Partnership's investment in and share of income (loss) from the Management Company follows.


                                                       December 31,
BALANCE SHEET DATA:                                 1997          1996
                                                 ---------     ---------

Total assets                                     $ 137,750     $ 110,263
Notes payable  to the Operating Partnership
at 11%, due 2008                                    66,859        63,978
Shareholders' equity (deficit)                         482      (11,879)

The Operating Partnership's Share of:
  Total assets                                   $ 128,596     $  96,316
                                                 =========     =========
  Shareholders' equity (deficit)                 $   3,088     $(13,567)
                                                 =========     =========

                                       For the Year Ended December 31,
OPERATING DATA:                          1997        1996       1995
                                       --------     -------    --------
Total revenue                            85,542      78,665      43,118
Operating Income                         13,766       9,073       1,986
                                       --------     -------    --------
Net Income (Loss) Available for
  Common Shareholders                   $12,366     $ 7,673    $(4,321)
                                       ========     =======    ========
The Operating Partnership's Share of
Net Income (Loss) after intercompany
profit elimination                      $10,486     $ 5,485    $(3,737)
                                       ========     =======    ========

     The Operating Partnership manages substantially all Wholly-Owned Properties and substantially all of the Minority Interest and Joint Venture Properties that were owned by DRC prior to the DRC Merger, and, accordingly, it reimburses the Administrative Services Partnership ("ASP"), a subsidiary of the Management Company, for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees (other than direct field personnel) are employed by ASP which is owned 1% by the Operating Partnership and 99% by the Management Company. The Management Company records costs net of amounts reimbursed by the Operating Partnership. Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Operating Partnership's share of allocated common costs was $35,341, $29,262 and $21,874 for 1997, 1996 and 1995, respectively.

     Amounts payable by the Operating Partnership under the cost-sharing arrangement and management contracts were $1,725 and $3,288 at December 31, 1997 and 1996, respectively, and are reflected in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

8. Other Investment

     On June 16, 1997, the Operating Partnership purchased 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, for $50,000 using borrowings from the Operating Partnership's Credit Facility (see below). The shares purchased represent approximately 9.2% of Chelsea's outstanding common stock. In addition, the Operating Partnership and Chelsea announced that they have formed a strategic alliance to develop and acquire manufacturer's outlet shopping centers with 500,000 square feet or more of GLA in the United States. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Operating
Partnership's shares of Chelsea stock are classified as `available-for-sale securities'. Accordingly, the investment is being reflected at its market value of $53,785, as of December 31, 1997, in the accompanying consolidated balance sheets in other investments. Management currently does not intend to sell these securities. The unrealized gain of $3,785 is reflected in partners' equity.

9. Indebtedness

     Mortgages and other notes payable consist of the following:

                                                December 31,
                                             1997          1996
                                          -----------   ----------
    Fixed-Rate Debt
    ---------------

    Mortgages, net                         $2,006,552   $2,076,428

    Unsecured public notes, net               905,547      249,161

    Medium-term notes, net                    279,229           --

    Commercial mortgage pass-through
     certificates, net                        175,000      377,650

    6 3/4% Putable Asset Trust
     Securities, net                          101,297      101,472

                                          -----------   ----------
       Total fixed-rate debt                3,467,625    2,804,711

    Variable-Rate Debt
    ------------------

    Mortgages, net                            451,820      561,985

    Credit facility                           952,000      230,000

    Unsecured term loans                      133,000           --

    Commercial mortgage pass-through
     certificates, net                         50,000       85,288

    Construction loan                          23,545           --

                                            ---------      -------
  Total variable-rate debt                  1,610,365      877,273
                                            ---------     --------
     Total mortgages and other notes
     payable                              $ 5,077,990   $3,681,984
                                          ===========   ==========

          Fixed-Rate Debt

     Mortgage Loans & Other Notes. The fixed-rate mortgage loans bear interest ranging from 5.81% to 10.00% (weighted average of 7.71% at December 31, 1997), require monthly payments of principal and/or interest and have various due dates through 2027 (average maturity of 6.5 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse and certain ones have partial guarantees by affiliates of approximately $583,158. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

     Unsecured Notes. The Operating Partnership has consolidated nonconvertible investment-grade unsecured debt securities aggregating $905,547 (the "Notes") at December 31, 1997. The Notes pay interest semiannually, and bear interest rates ranging from 6.75% to 7.625% (weighted average of 6.95%), and have various due dates through 2009 (average maturity of 8.2 years). Certain of the Notes are guaranteed by the Operating Partnership and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

     The Operating Partnership currently has $850,000 remaining available for issuance on its debt shelf registration statement.

     Medium-Term Notes. On May 15, 1997, the Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the Operating Partnership completed the sale of $100,000 of notes under the MTN program, which bear interest at 7.125% and have a stated maturity of June 24, 2005. On September 10, 1997, the Operating

Partnership issued an additional $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The net proceeds from each of these sales were used primarily to pay down the Credit Facility (defined below).

     Commercial Mortgage Pass-Through Certificates. Prior to September 2, 1997, DeBartolo Capital Partnership ("DCP"), a Delaware general partnership whose interest is owned 100% by affiliated entities, held commercial mortgage pass-through certificates in the face amount of approximately $453,000. This debt was secured by assets of 17 of the Wholly-Owned Properties. On September 2, 1997, the Operating Partnership refinanced these certificates along with a $48,000 mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties.

     The Operating Partnership subsequently issued a series of six classes of commercial mortgage pass-through certificates cross-collaterallized by seven of such Properties, which matures on December 19, 2004. Five of the six classes totaling $175,000 bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50,000 class bearing interest at LIBOR plus 0.365%. In addition, the Operating Partnership used the net proceeds from the sale of the $180,000 MTN's described above and net borrowings under the Credit Facility of approximately $114,000 to retire the original certificates and the $48,000 mortgage loan.

     6 3/4% Putable Asset Trust Securities (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. These notes contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

          Variable-Rate Debt

     Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 6.00% to 7.74% (weighted average of 6.58% at December 31, 1997) and are due at various dates through 2004 (average maturity of 2.5 years). Certain of the Properties are subject to collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

     Credit Facility. The Operating Partnership has a $1,250,000 unsecured revolving credit facility (the "Credit Facility") which initially matures in September of 1999, with a one-year extension available at the option of the Operating Partnership. The Credit Facility bears interest at LIBOR plus 65 basis points. The maximum and average amounts outstanding during 1997 under the Credit Facility were $952,000 and $461,362, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1997, the Credit Facility had an effective interest rate of 6.56%, with $284,300 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

     Unsecured Term Loans. The Operating Partnership has two unsecured term loans outstanding at December 31, 1997. On June 30, 1997, the Operating Partnership closed a $70,000 unsecured term loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. On September 17, 1997, the Operating Partnership retired a $63,000 mortgage loan secured by Lincolnwood Towne Center with a second unsecured term loan, which bears interest at LIBOR plus 0.75% and matures on January 31, 1999.

          Debt Maturity and Other

     As of December 31, 1997, scheduled principal repayments on indebtedness were as follows:

             1998                           $  390,835
             1999                            1,209,011
             2000                              291,740
             2001                              250,091
             2002                              496,321
             Thereafter                      2,442,335
                                            ----------

             Total principal maturities      5,080,333
             Net unamortized debt premiums     (2,343)
                                            ----------
             Total mortgages and other
             notes payable                  $5,077,990
                                            ==========

     Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

     The unconsolidated partnerships and joint ventures have $1,888,512 and $1,121,804 of mortgages and other notes payable at December 31, 1997 and 1996, respectively. The Operating Partnership's share of this debt was $770,776 and $448,218 at December 31, 1997 and 1996, respectively. This debt becomes due in installments over various terms extending to December 28, 2009, with interest rates ranging from 6.09% to 9.75% (weighted average rate of 7.34% at December 31, 1997). The debt matures $228,626 in 1998; $20,490 in 1999; $222,076 in 2000;
$228,475 in 2001; $310,681 in 2002; and $878,164 thereafter.

     The $58 net extraordinary gain in 1997 results from a $31,136 gain realized on the forgiveness of debt and an $8,409 gain from write-offs of net unamortized debt premiums, partially offset by the $21,000 acquisition of the contingent interest feature on four loans, and $18,487 of prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt. In addition, net extraordinary losses resulting from the early extinguishment or refinancing of debt of $3,521 and $3,285 were incurred for the years ended December 31, 1996 and 1995, respectively.

          Interest Rate Protection Agreements

     The Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $380,379 principal amount of consolidated debt and cap LIBOR at rates ranging from 5.0% to 16.765% through the related debt's maturity. One swap arrangement, which effectively fixes the Operating Partnership's interest rates on the respective borrowings, has been entered into for $50,000 principal amount of consolidated debt, which matures September
2001. In addition, interest rate protection agreements which effectively fix the interest rates on an additional $148,000 of consolidated variable-rate debt were obtained in January of 1998. Costs of the caps ($7,580) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $2,006 as of December 31, 1997. The Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest savings of $1,586, $2,165 and $3,528 for the years ended December 31, 1997, 1996 and 1995, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rate.

          Fair Value of Financial Instruments

     The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $3,900,000 and $3,000,000 at December 31, 1997 and 1996, respectively. The fair value of the interest rate protection agreements at December 31, 1997 and 1996, was ($692) and $5,616, respectively. At December 31, 1997 and 1996, the estimated discount rates were 6.66% and 7.25%, respectively.

10. Rentals under Operating Leases

     The Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1997, are as follows:

               1998                     $  623,652
               1999                        580,561
               2000                        521,398
               2001                        469,331
               2002                        420,169
               Thereafter                1,768,777
                                        ----------
                                        $4,383,888
                                        ==========

     Approximately 2.9% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the Operating Partnership.

11. Partners' Equity

     As described in Note 3, in connection with the DRC Merger on August 9, 1996, the Operating Partnership issued 37,877,965 Units to its non-managing general partner, the Company, and 23,219,012 Units to limited partners.

     On September 19, 1997, the Company issued 4,500,000 shares of its common stock in a public offering. The Company contributed the net proceeds of approximately $146,800 to the Operating Partnership in exchange for an equal number of Units. The Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

     On November 11, 1997, the Operating Partnership issued 3,809,523 Units upon the conversion of all of the outstanding 8.125% Series A Preferred Units.

     On September 27, 1996, the Company completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock("Series B Preferred Stock"), generating net proceeds of approximately $193,000. Dividends on the Series B Preferred Stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the Series B Preferred Stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The
Company contributed the proceeds to the Operating Partnership in exchange for Preferred Units, the economic terms of which are substantially identical to the Series B Preferred Stock. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the Series B Preferred Stock.

     On July 9, 1997, the Company sold 3,000,000 shares of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Stock") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. The Company intends to redeem the Series C Preferred Stock prior to October 1, 2012. The Series C Preferred Stock is not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Stock may be redeemed at the option of the Company in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Stock may only be paid from the sale proceeds of other capital stock of the Company, which may include other classes or series of preferred stock. Additionally, the Series C Preferred Stock has no stated maturity and is not subject to any mandatory redemption provisions, nor is it convertible into any other securities of the Company. The Company contributed the net proceeds of this offering of approximately $146,000 to the Operating Partnership in exchange for Preferred Units, the economic terms of which are substantially identical to the Series C Preferred Stock.
The Operating Partnership used the proceeds to increase its ownership interest in West Town Mall (see Note 3), to pay down the Credit Facility and for general working capital purposes. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the Series C Preferred Stock.

          Exchange Rights

     The former limited partners in SPG, LP had the right at any time after December 1994 to exchange all or any portion of their units for shares of common stock of the Company on a one-for-one basis or cash, as selected by the Company's Board of Director. If the Company had selected to use cash, the Company would have caused SPG, LP to redeem the Units. The amount of cash to be paid if the exchange right was exercised and the cash option was selected would have been based on the trading price of the Company's common stock at that time. In the periods when the Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' equity interest was excluded from partners' equity and was reflected in the consolidated balance sheet at redemption value.

     In connection with the DRC Merger, the Operating Partnership agreement was amended eliminating the exchange right provision. However, the limited partners in SPG, LP exchanged their interest for Units in the Operating Partnership. The Operating Partnership extended rights to its limited partners similar to the rights previously held by the limited partners of SPG, LP. However, on November 13, 1996, an agreement was reached between the Company and the Operating Partnership which restricts the Company's ability to cause the Operating Partnership to redeem for cash the limited partners' units without contributing cash to the Operating Partnership as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, the Company will be deemed to have elected to acquire the limited partners' units for shares of the Company's common stock. As a result of these arrangements, the limited partners' equity interest in the Operating
Partnership has been included as partners' equity at historical carrying value. Previous adjustments to exclude limited partners' equity interest from partners' equity have been reversed.

     The Operating Partnership has the right to issue Units and Preferred Units under certain circumstances. As of December 31, 1997, the Company has reserved 61,850,762 shares of common stock for issuance upon the exchange of Units.

12. Stock Option Plans

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

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per Unit as if the fair value method had been applied. The Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. The impact on pro forma net income and earnings per Unit as a result of applying the fair value method was not material.

     Information relating to the Stock Option Plans from January 1, 1995 through December 31, 1997 is as follows:

                                    Director Plan              Employee Plan

                                        Option Price              Option Price
                             Options     per Share      Options     per Share
                             -------    ------------   --------   -------------
Shares under option at
December 31, 1994            40,000      $22.25 -     2,070,147     $22.25 -
                                          $ 27.00                    $ 25.25

Granted                      15,000       24.9375         --           N/A

Exercised                      --             --        (6,876)      23.44

Forfeited                      --             --       (49,137)      23.60 (1)

                            -------    -----------     --------     -----------
Shares under option at
December 31, 1995            55,000  $22.25 - 27.00  2,014,134  $22.25 - 25.25

Granted                      44,080       23.50 (1)         --             N/A

Exercised                   (5,000)           22.25  (367,151)       23.33 (1)

Forfeited                   (9,000)       25.52 (1)   (24,000)       24.21 (1)

                            --------  -------------   ---------  --------------
Shares under option at
December 31, 1996            85,080   $15 - 27.38    1,622,983  $22.25 - 25.25
                            --------  --------------  ---------  --------------
Granted                       9,000         29.3125         --             N/A

Exercised                   (8,000)       23.62 (1)  (361,902)       23.29 (1)

Forfeited                        --             N/A   (13,484)       23.99 (1)

                            --------  -------------   ---------  --------------
Shares under option at
December 31, 1997            86,080     $15 - 27.38    1,247,597  $22.25 - 25.25
                            ========  ==============  =========   =============
Options exercisable at
December 31, 1997            77,080    23.96 (1)     1,247,597    $22.90 (1)
                            ========  ==============  =========  ==============
Shares available for
grant at December 31, 1997      920                   1,611,474
                            ========                  =========

     (1) Represents the weighted average price.

          Stock Incentive Programs

Two stock incentive programs are currently in effect.

     In October 1994, under the Employee Plan of the Company and the Operating Partnership, the Company's Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which shares of restricted common stock of the Company were granted to certain employees at no cost to those employees. A percentage of each of these restricted stock grants can be earned and awarded each year if the Company attains certain growth targets measured in Funds From Operations, as those growth targets may be established by the Company's Compensation Committee from time to time. Any restricted stock earned and awarded vests in four installments of 25% each on January 1 of each year following the year in which the restricted stock is deemed earned and awarded.

     In 1994, and prior to the DRC Merger, DRC also established a five-year stock incentive program (the "DRC Plan") under which shares of restricted common stock were granted to certain DRC employees at no cost to those employees. The DRC Plan also provided that this restricted stock would be earned and awarded based upon DRC's attainment of certain economic goals established by the Compensation Committee of DRC's Board of Directors. At the time of the DRC Merger, the Company and the Operating Partnership agreed to assume the terms and conditions of the DRC Plan and the economic criteria upon which restricted stock under both the Stock Incentive Program and the DRC Plan would be deemed earned and awarded were aligned with one another. Further, other terms and conditions of the DRC Plan and Stock
Incentive Program were modified so that beginning with calendar year 1996, the terms and conditions of these two programs are substantially the same. It should be noted that the terms and conditions concerning vesting of the restricted stock grant to the Company's President and Chief Operating Officer, a former DRC employee, are different from those established by the DRC Plan and are specifically set forth in the employment contract between the Company and such individual.

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of the DRC Plan. During 1997, 1996 and 1995, a total of 448,753; 200,030; and 144,196 shares of common stock of the Company, respectively, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Approximately $5,386; $2,084; and $918 relating to these programs were amortized in 1997, 1996 and 1995, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

13. Employee Benefit Plan

     The Operating Partnership and affiliated entities maintain a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 3% of eligible employees' compensation. The Operating Partnership contributed $2,727; $2,350; and $1,716 to the plans in 1997, 1996 and 1995, respectively.

     Except for the 401(k) plan, the Operating Partnership offers no other postretirement or postemployment benefits to its employees.

14. Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the appeal is pending. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, it is not expected that this action will have a material adverse effect on the Company or the Operating Partnership.

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

          Lease Commitments

     As of December 31, 1997, a total of 31 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2087. These ground leases generally require payments by the Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the Operating Partnership for the years ended December 31, 1997, 1996 and 1995, was $10,511, $8,506 and
$6,700, respectively.

     Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

                  1998                    $   7,208
                  1999                        7,218
                  2000                        7,280
                  2001                        7,378
                  2002                        7,658
                  Thereafter                492,270
                                          ---------
                                          $ 529,012
                                          =========

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

15. Quarterly Financial Data (Unaudited)

Summarized quarterly 1997 and 1996 data is as follows:

                                First        Second         Third          Fourth
                               Quarter       Quarter      Quarter (1)      Quarter         Total
                              ----------     ----------   ------------   -----------     ----------

            1997
---------------------------
Total revenue                  $  242,414       $245,055     $  259,783       $310,222    $1,057,474
Operating income                  111,706        114,455        117,572        133,297       477,030
Income before extraordinary
items                              43,062         48,413         54,286         57,372       203,133
Net income available to
Unitholders                        13,409         40,539         72,400         47,595       173,943
Net income before
extraordinary items per Unit
(2)                                  0.23           0.27           0.28           0.29          1.08
Net income per Unit (2)              0.08           0.26           0.45           0.28          1.08
Weighted Average Units
Outstanding                   157,946,908    158,494,224    159,795,424    167,760,629   161,022,887
Net income before
extraordinary items per Unit
- assuming dilution (2)              0.23           0.27           0.28           0.29          1.08
Net income per Unit - assuming                                     0.45
dilution (2)                     $   0.08   $       0.26                          0.28   $      1.08
Weighted Average Units
Outstanding - Assuming
Dilution                      158,343,827    158,337,889    160,180,477    168,146,728   161,406,951

            1996
Total revenue                  $  139,444     $  143,761     $  202,436      $  262,063     $ 747,704
Operating income                   61,073         63,051         82,715         124,673       331,512
Income before extraordinary        23,832         23,968         28,839          58,024       134,663
items
Net income available to            21,536         21,937         24,085          50,890       118,448
Unitholders
Net income before
extraordinary items per Unit
(2)                                  0.23           0.23           0.20            0.33          1.02
Net income per Unit (2)              0.23           0.23           0.18            0.32          0.99
Weighted Average Units
Outstanding                    95,664,804     95,842,853    131,056,267     157,632,609   120,181,895
Net income before
extraordinary items per  Unit
- assuming dilution (2)              0.23           0.23           0.20            0.33          1.01
Net income per Unit - assuming
dilution (2)                    $    0.23    $      0.23   $       0.18   $        0.32   $      0.98
Weighted Average Units
Outstanding - Assuming
Dilution                       95,686,946      95,882,210    131,174,020     157,946,730   120,317,426

     (1)  The third quarter of 1997 reflects the amounts as amended in Form
          10-Q/A.
     (2) Primarily due to the cyclical nature of earnings available to Unitholders and the issuance of additional Units during the periods, the sum of the quarterly earnings per Unit varies from the annual earnings per Unit.

16. Subsequent Events (Unaudited)

         Proposed CPI Merger

     Effective February 18, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed by the end of the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

         Macerich Partnership

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls.

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

                                   SIMON DeBARTOLO GROUP, L.P.
                                   By: Simon DeBartolo Group, Inc.
                                       General Partner

                                   By   /s/ David Simon
                                        David Simon
                                        Chief Executive Officer

March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Capacity                         Date

/s/ David Simon                 Chief Executive Officer       March 18, 1998
David Simon                     and Director (Principal
                                Executive Officer)

/s/ Herbert Simon               Co-Chairman of the Board of   March 18, 1998
Herbert Simon                   Directors


/s/ Melvin Simon                Co-Chairman of the Board of   March 18, 1998
Melvin Simon                    Directors


/s/ Richard Sokolov             President, Chief Operating    March 18, 1998
Richard Sokolov                 Officer and Director

/s/ Edward J. DeBartolo, Jr.    Director                      March 18, 1998
Edward J. DeBartolo, Jr.

/s/ M. Denise DeBartolo York    Director                      March 18, 1998
M. Denise DeBartolo York

/s/ Birch Bayh                  Director                      March 18, 1998
Birch Bayh

/s/ William T. Dillard, II      Director                      March 18, 1998
William T. Dillard, II

/s/ G. William Miller           Director                      March 18, 1998
G. William Miller

/s/ Fredrick W. Petri           Director                      March 18, 1998
Fredrick W. Petri

/s/ Terry S. Prindiville Sr.    Director                      March 18, 1998
Terry S. Prindiville Sr.

/s/ J. Albert Smith             Director                      March 18, 1998
J. Albert Smith

/s/ Philip J. Ward              Director                      March 18, 1998
Philip J. Ward

/s/ John Dahl                  Senior Vice President          March 18, 1998
John Dahl                      (Principal Accounting
                               Officer)

Principal Financial Officers:

/s/ Stephen E. Sterrett        Treasurer                      March 18, 1998
Stephen E. Sterrett

/s/ James R. Giuliano III      Senior Vice President          March 18, 1998
James R. Giuliano III

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON SCHEDULE



To Simon DeBartolo Group, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON DeBARTOLO GROUP, L.P. included in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 1997, is the responsibility of the Operating Partnership's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 17, 1998

SIMON DeBARTOLO GROUP, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1997                                                                                           SCHEDULE III

(Dollars in thousands)
                                                             Cost Capitalized   Gross Amounts At
                                                            Subsequent to     Which Carried At
                                          Initial Cost       Acquisition       Close of Period
                                       --------------------  ----------------  -------------------
                                                Buildings             Build-            Buildings               Accum-
                                                   and              ings and              and                  ulated
                             Encum-               Improv-             Improv-             Improv-                Depre-  Date of
Name, Location              brances      Land      ements    Land     ements    Land      ements      Total    ciation  Construction
REGIONAL MALLS
------------------------- ---------- ----------  ---------- ------- -------- ---------- ---------- ---------- -------- -------------
Alton Square, Alton, IL           $0       $154      $7,641      $0  $11,825       $154    $19,466    $19,620   $1,508 1993 (Note 3)
Amigoland Mall,                    0      1,045       4,518       0      986      1,045      5,504      6,549    1,426 1974
Brownsville, TX
Anderson Mall, Anderson, SC   19,000      1,838      18,122   1,363    2,197      3,201     20,319     23,520    3,698 1972
Barton Creek Square,          62,868      4,413      20,699     771   18,893      5,184     39,592     44,776    6,659 1981
Austin, TX
Battlefield Mall,             49,730      4,040      29,783   3,225   32,636      7,265     62,419     69,684    9,131 1976
Springfield, MO
Bay Park Square, Green Bay,   24,848      6,997      25,623       0      193      6,997     25,816     32,813    1,051 1996 (Note 4)
WI
Bergen Mall, Paramus, NJ           0     11,020      92,541       0    4,569     11,020     97,110    108,130    3,471 1996 (Note 4)
Biltmore Square, Asheville,   27,534     10,907      19,315       0      793     10,907     20,108     31,015      831 1996 (Note 4)
NC
Boynton Beach Mall, Boynton        0     33,758      67,710       0    1,789     33,758     69,499    103,257    2,805 1996 (Note 4)
Beach, FL
Broadway Square, Tyler, TX         0     11,470      32,450       0    1,586     11,470     34,036     45,506    3,133 1994 (Note 3)
Brunswick Square, East             0      8,436      55,838       0      935      8,436     56,773     65,209    2,284 1996 (Note 4)
Brunswick, NJ
Castleton Square,                  0     45,011      80,963       0    1,234     45,011     82,197    127,208    3,309 1996 (Note 4)
Indianapolis, IN
Charlottesville Fashion            0          0      55,115       0        0          0     55,115     55,115      393 1997 (Note 4)
Square, Charlottesville,
VA
Chautauqua Mall, Jamestown,        0      3,258       9,641       0   10,106      3,258     19,747     23,005      474 1996 (Note 4)
NY
Cheltenham Square,            34,226     14,226      43,799       0    1,371     14,226     45,170     59,396    1,883 1996 (Note 4)
Philadelphia, PA
Chesapeake Square,            49,490     11,533      70,461       0      398     11,533     70,859     82,392    2,866 1996 (Note 4)
Chesapeake, VA
Cielo Vista Mall, El Paso,    57,938      1,307      18,512     608   13,461      1,915     31,973     33,888    7,087 1974
TX
College Mall, Bloomington,    42,936      1,012      16,245     722   16,995      1,734     33,240     34,974    6,530 1965
IN
Columbia Center, Kennewick,   42,867     27,170      58,185       0    4,522     27,170     62,707     89,877    2,416 1996 (Note 4)
WA
Cottonwood Mall,                   0     14,010      69,173       0      983     14,010     70,156     84,166    5,507 1993
Albuquerque, NM
Crossroads Mall, Omaha, NE    41,440        884      37,293     409   22,290      1,293     59,583     60,876    4,547 1994 (Note 3)
Crystal River Mall, Crystal   16,000     11,679      14,252       0    2,376     11,679     16,628     28,307      574 1996 (Note 4)
River, FL
DeSoto Square, Bradenton,     38,880      9,531      52,716       0    2,658      9,531     55,374     64,905    2,235 1996 (Note 4)
FL
Eastern Hills Mall,                0     15,444      47,604       0      468     15,444     48,072     63,516    1,952 1996 (Note 4)
Buffalo, NY
Eastland Mall, Tulsa, OK      30,000      3,124      24,035     518    6,106      3,642     30,141     33,783    4,525 1986
Edison Mall, Fort Myers, FL   41,000     13,618     108,215       0        0     13,618    108,215    121,833      773 1997 (Note 4)
Fashion Mall at Keystone at   64,772          0     112,952       0        0          0    112,952    112,952        0 1997 (Note 4)
the Crossing,
Indianapolis, IN
Forest Mall, Fond Du Lac,     12,800        754       4,498       0    2,334        754      6,832      7,586    1,431 1973
WI
Forest Village Park,          20,600      1,212       4,625     757    3,694      1,969      8,319     10,288    1,562 1980
Forestville, MD
Fremont Mall, Fremont, NE          0         26       1,280     265    2,156        291      3,436      3,727      392 1983
Golden Ring Mall,             29,750      1,130       8,955     572    8,459      1,702     17,414     19,116    3,523 1974 (Note 3)
Baltimore, MD
Great Lakes Mall,             62,018     14,608     100,362       0    2,166     14,608    102,528    117,136    4,152 1996 (Note 4)
Cleveland, OH
Greenwood Park Mall,          35,960      2,606      23,500   5,275   52,357      7,881     75,857     83,738   11,534 1977
Greenwood, IN
Gulf View Square, Port        38,157     13,689      39,997       0      401     13,689     40,398     54,087    1,633 1996 (Note 4)
Richey, FL
Heritage Park, Midwest             0        598       6,213       0    1,487        598      7,700      8,298    1,581 1978
City, OK
Hutchinson Mall, Hutchison,   11,523      1,777      18,427       0    2,903      1,777     21,330     23,107    3,658 1985
KS
Independence Center,               0      5,539      45,822       0    2,888      5,539     48,710     54,249    4,386 1994 (Note 3)
Independence, MO
Ingram Park Mall, San         55,580        820      17,182     169   13,083        989     30,265     31,254    5,832 1979
Antonio, TX
Irving Mall, Irving, TX            0      6,736      17,479   2,539   12,858      9,275     30,337     39,612    7,248 1971
Jefferson Valley Mall,
Yorktown
     Heights, NY              50,000      4,869      30,304       0    2,910      4,869     33,214     38,083    5,690 1983
Knoxville Center,                  0      5,269      22,965   3,712   30,601      8,981     53,566     62,547    4,064 1984
Knoxville, TN
La Plaza, McAllen, TX         50,044      2,194       9,828       0    2,763      2,194     12,591     14,785    2,157 1976
Lafayette Square,                  0     25,546      43,294       0    4,503     25,546     47,797     73,343    1,813 1996 (Note 4)
Indianapolis, IN
Laguna Hills Mall, Laguna          0     28,074      56,436       0        0     28,074     56,436     84,510      401 1997 (Note 4)
Hills, CA
Lima Mall, Lima, OH           19,166      7,910      35,495       0      586      7,910     36,081     43,991    1,476 1996 (Note 4)
Lincolnwood Town Center,           0     11,197      63,490      28      138     11,225     63,628     74,853    8,583 1990
Lincolnwood, IL
Longview Mall, Longview, TX   22,100        278       3,602     124    3,459        402      7,061      7,463    1,679 1978
Machesney Park Mall,               0        613       7,460     120    3,101        733     10,561     11,294    2,319 1979
Rockford, IL
Markland Mall, Kokomo, IN     10,000          0       7,568       0    1,111          0      8,679      8,679    1,317 1983
Mc Cain Mall, N. Little       26,059          0       9,515       0    6,326          0     15,841     15,841    3,873 1973
Rock, AR
Melbourne Square,             39,841     20,552      51,110       0    1,439     20,552     52,549     73,101    2,096 1996 (Note 4)
Melbourne, FL
Memorial Mall, Sheboygan,          0        175       4,881       0      784        175      5,665      5,840    1,025 1980
WI
Menlo Park Mall, Edison, NJ              65,684     225,131       0        0     65,684    225,131    290,815    1,606 1997 (Note 4)
Miami International Mall,     47,009     18,685      69,959  12,687    3,146     31,372     73,105    104,477   13,352 1996 (Note 4)
Miami, FL
Midland Park Mall, Midland,   22,500        704       9,613       0    4,646        704     14,259     14,963    2,818 1980
TX
Miller Hill Mall, Duluth,          0      2,537      18,114       0    1,893      2,537     20,007     22,544    3,443 1973
MN
Mission Viejo Mall, Mission        0      9,139      54,445       0   12,536      9,139     66,981     76,120    2,206 1996 (Note 4)
Viejo, CA
Mounds Mall, Anderson, IN          0          0       2,689       0    1,702          0      4,391      4,391    1,077 1964
Muncie Mall, Muncie, IN            0        210       5,964      49   18,913        259     24,877     25,136    2,152 1975
North East Mall, Hurst, TX    22,201      1,440      13,473     784   16,158      2,224     29,631     31,855    1,942 1996 (Note 4)
North Towne Square, Toledo,   23,500        579       8,382       0    1,798        579     10,180     10,759    3,156 1980
OH
Northgate Mall, Seattle, WA   80,046     89,991      57,873       0   15,802     89,991     73,675    163,666    2,471 1996 (Note 4)
Northwoods Mall, Peoria, IL        0      1,202      12,779   1,449   19,429      2,651     32,208     34,859    6,078 1983 (Note 3)
Oak Court Mall, Memphis, TN              15,673      57,392       0        0     15,673     57,392     73,065      410 1997 (Note 4)
Orange Park Mall,                  0     13,345      65,173       0   10,759     13,345     75,932     89,277    5,986 1994 (Note 3)
Jacksonville, FL
Orland Square, Orland Park,   50,000     36,770     131,054       0        0     36,770    131,054    167,824      545 1997 (Note 4)
IL
Paddock Mall, Ocala, FL       30,347     20,420      30,490       0    3,713     20,420     34,203     54,623    1,265 1996 (Note 4)
Port Charlotte Town Center,
 Port Charlotte, FL           46,102      5,561      59,381       0       34      5,561     59,415     64,976    2,404 1996 (Note 4)
Prien Lake Mall, Lake              0      1,926       2,829     731   11,386      2,657     14,215     16,872    1,187 1972
Charles, LA
Promenade,  Woodland Hills,        0     13,072      14,487       0        0     13,072     14,487     27,559      103 1997 (Note 4)
CA
Raleigh Springs Mall,              0      9,137      28,604       0      554      9,137     29,158     38,295    1,193 1996 (Note 4)
Memphis, TN
Randall Park Mall,            33,879      4,421      52,456       0    2,106      4,421     54,562     58,983    2,170 1996 (Note 4)
Cleveland, OH
Richardson Square, Dallas,         0      4,867       6,329   1,075    1,866      5,942      8,195     14,137      353 1996 (Note 4)
TX
Richmond Square, Richmond,         0      3,410      11,343       0    7,928      3,410     19,271     22,681      566 1996 (Note 4)
IN
Richmond Towne Square,             0      2,666      12,112       0    1,050      2,666     13,162     15,828      490 1996 (Note 4)
Cleveland, OH
River Oaks Center, Calumet    32,500     30,884     102,357       0        0     30,884    102,357    133,241      413 1997 (Note 4)
City, IL
Ross Park Mall, Pittsburgh,   60,000     14,557      50,995   9,617   46,014     24,174     97,009    121,183    6,089 1996 (Note 4)
PA
South Hills Village,               0     23,453     126,887       0        0     23,453    126,887    150,340      302 1997 (Note 4)
Pittsburgh, PA
South Park Mall,              24,748        855      13,691      74    2,531        929     16,222     17,151    3,615 1975
Shreveport, LA
Southern Park Mall,                0     16,982      77,774      97   11,506     17,079     89,280    106,359    3,387 1996 (Note 4)
Youngstown, OH
Southgate Mall, Yuma, AZ           0      1,817       7,974       0    2,969      1,817     10,943     12,760    1,741 1988 (Note 3)
Southtown Mall, Ft. Wayne,         0      2,059      13,288       0      974      2,059     14,262     16,321    6,244 1969
IN
St Charles Towne Center            0      9,328      52,974   1,180    9,412     10,508     62,386     72,894   10,611 1990
Waldorf, MD
Summit Mall, Akron, OH             0     25,037      45,036       0    9,551     25,037     54,587     79,624    2,133 1996 (Note 4)
Sunland Park Mall, El Paso,   39,855      2,896      28,900       0    2,291      2,896     31,191     34,087    6,571 1988
TX
Tacoma Mall, Tacoma, WA       93,656     39,504     125,826       0    2,441     39,504    128,267    167,771    5,177 1996 (Note 4)
Tippecanoe Mall, Lafayette,   46,961      4,320       8,474   5,517   31,314      9,837     39,788     49,625    6,816 1973
IN
Towne East Square, Wichita,   56,767      9,495      18,479   2,042    8,372     11,537     26,851     38,388    6,082 1975
KS
Towne West Square, Wichita,        0        988      21,203      76    4,584      1,064     25,787     26,851    5,477 1980
KS
Treasure Coast Square,        53,953     11,124      73,108       0    1,296     11,124     74,404     85,528    2,972 1996 (Note 4)
Jenson Beach, FL
Tyrone Square, St.                 0     15,638     120,962       0    1,418     15,638    122,380    138,018    4,939 1996 (Note 4)
Petersburg, FL
University Mall, Little            0        123      17,411       0      714        123     18,125     18,248    3,815 1967
Rock, AR
University Mall, Pensacola,        0      4,741      26,657       0    1,700      4,741     28,357     33,098    2,610 1994 (Note 3)
FL
University Park Mall, South   59,500     15,105      61,466       0    6,539     15,105     68,005     83,110   14,721 1996 (Note 4)
Bend, IN
Upper Valley Mall,            30,940      8,422      38,745       0      439      8,422     39,184     47,606    1,607 1996 (Note 4)
Springfield, OH
Valle Vista Mall,             34,514      1,398      17,266     372    6,899      1,770     24,165     25,935    4,305 1983
Harlingen, TX
Virginia Center Commons,           0      9,765      63,098   1,839      397     11,604     63,495     75,099    2,853 1996 (Note 4)
Richmond, VA
Washington Square,            33,541     20,146      41,248       0      546     20,146     41,794     61,940    1,703 1996 (Note 4)
Indianapolis, IN
West Ridge Mall, Topeka, KS   44,288      5,775      34,132     197    3,892      5,972     38,024     43,996    6,070 1988
White Oaks Mall,              16,500      3,024      35,692   1,153   13,579      4,177     49,271     53,448    5,088 1977
Springfield, IL
Windsor Park Mall, San        14,811      1,194      16,940     130    3,285      1,324     20,225     21,549    4,189 1976
Antonio, TX
Woodville Mall, Toledo, OH         0      1,830       4,454       0      339      1,830      4,793      6,623      221 1996 (Note 4)
COMMUNITY SHOPPING CENTERS
-------------------------
Arvada Plaza, Arvada, CO           0         70         342     608      581        678        923      1,601      207 1966
Aurora Plaza, Aurora, CO           0         35       5,754       0    1,004         35      6,758      6,793    1,381 1966
Bloomingdale Court,           29,009      9,735      26,184       0    1,323      9,735     27,507     37,242    3,218 1987
Bloomingdale, IL
Boardman Plaza, Youngstown,   18,277      8,189      26,355       0    1,479      8,189     27,834     36,023    1,087 1996 (Note 4)
OH
Bridgeview Court,                  0        308       3,638       0       50        308      3,688      3,996      596 1988
Bridgeview, IL
Brightwood Plaza,                  0         65         128       0      256         65        384        449       93 1965
Indianapolis, IN
Buffalo Grove Towne Center,
Buffalo
     Grove, IL                     0      2,044       6,602       0      270      2,044      6,872      8,916      468 1988
Celina Plaza, El Paso, TX          0        138         815       0       13        138        828        966      144 1977
Century Mall, Merrillville,        0      2,190       9,589       0    1,376      2,190     10,965     13,155    2,792 1992 (Note 3)
IN
Charles Towne Square,              0        446       1,768     500    8,655        946     10,423     11,369        0 1976
Charleston, SC
Chesapeake Center,             6,563      5,500      12,279       0       23      5,500     12,302     17,802      498 1996 (Note 4)
Chesapeake, VA
Cohoes Commons, Rochester,         0      1,698       8,426       0       80      1,698      8,506     10,204    1,765 1984
NY
Countryside Plaza,                 0      1,243       8,507       0      548      1,243      9,055     10,298    1,856 1977
Countryside, IL
Eastgate Consumer Mall,       22,929        425       4,722     187    2,868        612      7,590      8,202    2,935 1991 (Note 3)
Indianapolis, IN
Eastland Plaza, Tulsa, OK          0        908       3,709       0       11        908      3,720      4,628      506 1987
Forest Plaza, Rockford, IL    16,904      4,270      16,818     453      455      4,723     17,273     21,996    1,782 1985
Fox River Plaza, Elgin, IL    12,654      2,907       9,453       0       60      2,907      9,513     12,420    1,016 1985
Glen Burnie Mall, Glen             0      7,422      22,778       0    2,265      7,422     25,043     32,465      930 1996 (Note 4)
Burnie, MD
Great Lakes Plaza,                 0      1,027       2,025       0    3,073      1,027      5,098      6,125      226 1996 (Note 4)
Cleveland, OH
Greenwood Plus, Greenwood,         0      1,350       1,792       0    4,221      1,350      6,013      7,363      766 1979 (Note 3)
IN
Griffith Park Plaza,               0          0       2,412       0      110          0      2,522      2,522      533 1979
Griffith, IN
Grove at Lakeland Square,      3,750      5,237       6,016       0      892      5,237      6,908     12,145      305 1996 (Note 4)
The, Lakeland, FL
Hammond Square, Sandy              0          0          27       0        1          0         28         28        5 1974
Springs, GA
Highland Lakes Center,        14,377     13,950      18,490       0      314     13,950     18,804     32,754      769 1996 (Note 4)
Orlando, FL
Ingram Plaza, San Antonio,         0        421       1,802       4       22        425      1,824      2,249      449 1980
TX
Keystone Shoppes ,                 0          0      12,550       0        0          0     12,550     12,550        0 1997 (Note 4)
Indianapolis, IN
Knoxville Commons,                 0      3,730       5,345       0    1,608      3,730      6,953     10,683      869 1990
Knoxville, TN
Lake Plaza, Waukegan, IL           0      2,868       6,420       0      267      2,868      6,687      9,555      654 1986
Lake View Plaza, Orland       22,169      4,775      17,586       0      445      4,775     18,031     22,806    1,806 1986
Park, IL
Lima Center Lima, OH               0      1,808       5,151       0        9      1,808      5,160      6,968      204 1996 (Note 4)
Lincoln Crossing, O'Fallon,      997      1,079       2,692       0      268      1,079      2,960      4,039      408 1990
IL
Mainland Crossing,             2,226      1,850       1,737       0      124      1,850      1,861      3,711       81 1996 (Note 4)
Galveston, TX
Maplewood Square, Omaha, NE        0        466       1,249       0      157        466      1,406      1,872      303 1987
Markland Plaza, Kokomo, IN         0        210       1,258       0      475        210      1,733      1,943      385 1975
Martinsville Plaza,                0          0         584       0       45          0        629        629      266 1980
Martinsville, VA
Marwood Plaza,                     0         52       3,597       0      107         52      3,704      3,756      558 1962
Indianapolis, IN
Matteson Plaza, Matteson,     11,159      1,830       9,737       0    1,557      1,830     11,294     13,124    1,218 1988
IL

Memorial Plaza, Sheboygan,         0        250         436       0      871        250      1,307      1,557      230 1966
WI
Mounds Mall Cinema,                0         88         158       0        1         88        159        247       40 1975
Anderson, IN
New Castle Plaza, New              0        128       1,621       0      547        128      2,168      2,296      460 1966
Castle, IN
North Ridge Plaza, Joliet,         0      2,831       7,699       0      374      2,831      8,073     10,904      898 1985
IL
North Riverside Park Plaza,
     N. Riverside, IL          7,671      1,062       2,490       0      254      1,062      2,744      3,806      617 1977
Northland Plaza, Columbus,         0      4,490       8,893       0      360      4,490      9,253     13,743      897 1988
OH
Northwood Plaza, Fort              0        304       2,922       0      362        304      3,284      3,588      670 1977
Wayne, IN
Park Plaza, Hopkinsville,          0        300       1,572       0       24        300      1,596      1,896      299 1968
KY
Regency Plaza, St. Charles,    1,878        616       4,963       0      150        616      5,113      5,729      478 1988
MO
Sherwood Gardens, Salinas,         0          0       9,106       0        0          0      9,106      9,106      136 1997 (Note 4)
CA
St. Charles Towne Plaza,      30,742      8,780      18,993       0      117      8,780     19,110     27,890    2,067 1987
Waldorf, MD
Teal Plaza, Lafayette, IN          0         99         878       0    2,712         99      3,590      3,689      148 1986
Terrace at The Florida         4,688      5,647       4,126       0      956      5,647      5,082     10,729      272 1996 (Note 4)
Mall, Orlando, FL
Tippecanoe Plaza,                  0        265         440     305    4,728        570      5,168      5,738      579 1962
Lafayette, IN
University Center, South           0      2,388       5,214       0       46      2,388      5,260      7,648    2,197 1996 (Note 4)
Bend, IN
Wabash Village, West               0          0         976       0      203          0      1,179      1,179      232 1976
Lafayette, IN
Washington Plaza,                  0        942       1,697       0        0        942      1,697      2,639      434 1996 (Note 4)
Indianapolis, IN
West Ridge Plaza, Topeka,      4,612      1,491       4,620       0      508      1,491      5,128      6,619      504 1988
KS
White Oaks Plaza,             12,345      3,265      14,267       0      188      3,265     14,455     17,720    1,460 1986
Springfield, IL
Wichita Mall, Wichita, KS          0          0       4,535       0    1,635          0      6,170      6,170    1,184 1981
Wood Plaza, Fort Dodge, IA         0         45         380       0      760         45      1,140      1,185      216 1967

SPECIALTY RETAIL CENTERS
------------------------
The Forum Shops at Caesars,
     Las Vegas, NV           175,000          0      72,866       0   57,655          0    130,521    130,521   12,508 1992
Trolley Square, Salt Lake     27,141      4,899      27,539     263    3,661      5,162     31,200     36,362    4,353 1986 (Note 3)
City, UT

MIXED-USE PROPERTIES
------------------------
New Orleans Centre/CNG
Plaza,
     New Orleans, LA               0      3,679      41,231       0      725      3,679     41,956     45,635    1,670 1996 (Note 4)
O Hare International
Center,
     Rosemont, IL                  0        125      60,287       1    8,796        126     69,083     69,209   14,771 1986
Riverway, Rosemont, IL       131,451      8,738     129,175      16    6,560      8,754    135,735    144,489   28,737 1988

DEVELOPMENT PROJECTS
-------------------------
Bowie Town Center, Bowie,                 6,000         570       0        0      6,000        570      6,570        0
MD
Indian River Peripheral,                    826          57       0        0        826         57        883        0 1996 (Note 4)
Vero Beach, FL
Muncie Plaza, Muncie, IN                    625      10,626                         625     10,626     11,251        0
North East Plaza, Hurst, TX               8,988       2,198       0        0      8,988      2,198     11,186        0
The Shops at Sunset Place,
     Miami, FL                23,546     12,297      68,111       0        0     12,297     68,111     80,408        0
Victoria Ward, Honolulu, HI        0          0       1,400       0        0          0      1,400      1,400        0
Waterford Lakes, Orlando,          0          0       1,114       0        0          0      1,114      1,114        0
FL
Other                              0          0         314       0        0          0        314        314
                          ---------- ----------  ---------- ------- -------- ---------- ---------- ----------  --------
                          $2,705,333 $1,191,370  $4,802,609 $62,583 $757,503 $1,253,953 $5,560,112 $6,814,065  $448,353
                          ========== ==========  ========== ======= ======== ========== ========== ==========  ========

                      SIMON DeBARTOLO GROUP, L.P.

             NOTES TO SCHEDULE III AS OF DECEMBER 31, 1997

                        (Dollars in thousands)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1997 and 1996 are as follows:


                                        1997          1996

Balance, beginning of year            $5,273,465   $2,143,925
Acquisitions                           1,238,909    2,843,287
Improvements                             312,558      224,605
Disposals                               (10,867)     (19,579)
Consolidation                                 --       81,227
                                      ----------   ----------
Balance, close of year                $6,814,065   $5,273,465
                                      ==========   ==========

     The aggregate net book value for federal income tax purposes as of December 31, 1997 was $4,745,605.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1997 and 1996 are as follows:


                                                 1997        1996

Balance, beginning of year                     $ 270,637   $ 147,341
Carryover of minority partners' interest
in accumulated depreciation of
DeBartolo Properties                                  --      13,505
Depreciation expense                             183,357     120,565
Disposals                                        (5,641)    (10,774)
                                               ---------   ---------
Balance, close of year                         $ 448,353   $ 270,637
                                               =========   =========


     Depreciation of the Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements - typically 35 years
     Tenant Inducements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by the Operating Partnership or the Simons. The date of construction represents acquisition date.

                           INDEX TO EXHIBITS

Exhibits                                                                    Page

2.1         Agreement and Plan of Merger among SPG, Sub and
            DRC, dated as of March 26, 1996, as amended
            (included as Annex I to the Prospectus/Joint
            Proxy Statement filed as part of Form S-4 of
            Simon Property Group, Inc. (Registration No.
            333-06933))
2.2         Amendment and supplement to Offer to Purchase
            for Cash all Outstanding Beneficial Interests
            in The Retail Property Trust (incorporated by
            reference to Exhibit 99.1 of the Form 8-K filed
            by the Operating Partnership on September 12,
            1997)
2.3 (d)     Merger agreement between SDG, LP and SPG, LP
2.4 (d)     Purchase and Sale Agreement between the The
            Equitable Life Assurance Society of the United
            States and SM Portfolio Partners
2.5         Agreement and Plan of Merger among the Company
            and Corporate Property Investors and Corporate
            Realty Consultants, Inc. (incorporated by
            reference to Exhibit 10.1 in the Form 8-K filed
            by the Company on February 24, 1998)
3.1 (c)     Amended and Restated Charter
3.2 (c)     Amended and Restated Bylaws, incorporated by
            reference to Annex VIII of the Company's
            Schedule 14A on May 8, 1996.
3.3 (c)     Articles Supplementary with respect to the
            Series B Preferred Stock of the Company to the
            Amended and Restated Charter.
3.4         Articles Supplementary with respect to the
            Series C Preferred Stock of the Company to the
            Amended and Restated Charter. (incorporated by
            reference to Exhibit 4.1 of the Form 8-K filed
            by the Company on July 8, 1997)
3.5 (d)     Articles Supplementary with respect to the
            conversion of the Series A Preferred Stock of
            the Company into Common Stock.
4.2 (a)     Secured Promissory Note and Open-End Mortgage
            and Security Agreement from Simon Property
            Group, L.P. in favor of Principal Mutual Life
            Insurance Company (Pool 2).
4.3 (d)     Second Amended and Restated Credit Agreement
            dated as of December 22, 1997 among the
            Operating Partnership and Morgan Guaranty Trust
            Company of New York, Union Bank of Switzerland
            and Chase Manhattan Bank as Lead Agents.
9.1 (a)     Voting Trust Agreement, Voting Agreement and
            Proxy between MSA, on the one hand, and Melvin
            Simon, Herbert Simon and David Simon, on the
            other hand.
10.1        Fifth Amended and Restated Limited Partnership
            Agreement of Simon DeBartolo Group, L.P.
            (Incorporated by Reference to Exhibit 10.1.1 of
            the Company's Form S-4 (Registration No. 333-
            06933))
10.3 (a)    Noncompetition Agreement dated as of December
            1, 1993 between the Company and each of Melvin
            Simon and Herbert Simon.
10.4 (a)    Noncompetition Agreement dated as of December
            1, 1993 between the Company and David Simon.
10.5 (a)    Restriction and Noncompetition Agreement dated
            as of December 1, 1993 among the Company and
            the Management Companies.
10.6 (a)    Simon Property Group, L.P. Employee Stock Plan.
10.7 (a)    Simon DeBartolo Group, Inc. Director Stock
            Option Plan.
10.8 (c)    Restated Indemnity Agreement dated as of August
            9, 1996 between the Company and its directors
            and officers.
10.9 (a)    Option Agreement to acquire the Excluded Retail
            Properties. (Previously filed as Exhibit
            10.10.)
10.10 (a)   Option Agreement to acquire the Excluded PropertiesLand.
            (Previously filed as Exhibit 10.11.)
10.11 (a)   Registration Rights Agreement dated as of December 1, 1993 between the Company, certain Limited Partners and certain other parties.
            (Previously filed as Exhibit 10.12.)
10.12 (a)   Option Agreements dated as of December 1, 1993 between the
            Management Company and Simon Property Group, L.P. (Previously
            filed as Exhibit 10.20.)
10.13 (a)   Option Agreement dated as of December 1, 1993 to acquire
            Development Land. (Previously filed as Exhibit 10.22.)
10.14 (a)   Option Agreement dated December 1, 1993 between the Management
            Company and Simon Property Group, L.P. (Previously filed as
            Exhibit 10.25.)
10.15 (a)   Option Agreement dated December 1, 1993 between Simon Enterprises,
            Inc. and Simon Property Group, L.P. (Previously filed as Exhibit
            10.26.)
10.16 (a)   Lock-Up Agreement dated December 20, 1993 between MSA and Simon
            Property Group, L.P. (Previously filed as Exhibit 10.27.)
10.17 (b)   Operating Agreement of Summit Mall Company, L.L.C. dated February
            23, 1995.
10.19       Partnership Agreement of DeBartolo Capital
            Partnership (the "Financing Partnership")
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10(b).)
10.20       Amended and Restated Articles of Incorporation
            of DPMI (Incorporated by reference to the 1994
            DRC Form 10-K Exhibit 10(c).)
10.21       Amended and Restated Code of Regulations of
            DPMI (Incorporated by reference to the 1994 DRC
            Form 10-K Exhibit 10(d).)
10.25       First Amendment to the Corporate Services
            Agreement between DRC and DPMI (Incorporated by
            reference to the 1995 DRC Form 10-K Exhibit
            10.17.)
10.26       Service Agreement between EJDC and DPMI
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10.(f).)
10.27       Master Services Agreement between DRP, LP and
            DPMI (Incorporated by reference to the 1994 DRC
            Form 10-K Exhibit 10(g).)
10.28       First Amendment to Master Services Agreement
            between DRP, LP and DPMI (Incorporated by
            reference to the 1995 DRC Form 10-K Exhibit
            10.20.)
10.33       DRC 1994 Stock Incentive Plan (Incorporated by
            reference to the 1994 DRC Form 10-K Exhibit
            10(k).)
10.34       Purchase Option and Right of First Refusal
            Agreement between DRP, LP and Edward J.
            DeBartolo (for Northfield Square) (Incorporated
            by reference to the 1994 DRC Form 10-K Exhibit
            10(o).)
10.35       Indemnification Agreement between DRC and its
            directors and officers (Incorporated by
            reference to the 1994 DRC Form 10-K Exhibit
            10(u).)
10.36       Amendment to Indemnification Agreement between
            DRP, LP and the directors and officers of DPMI
            (Incorporated by reference to the 1995 DRC Form
            10-K Exhibit 10.49.)
10.37       Indemnification Agreement between DRP, LP and
            the directors and officers of DPMI
            (Incorporated by reference to the 1995 DRC Form
            10-K Exhibit 10.50.)
10.38       Indemnification Agreement between DPMI and its
            directors and officers (Incorporated by
            reference to the 1995 DRC Form 10-K Exhibit
            10.51.)
10.43       Office Lease between DRP, LP and an affiliate
            of EJDC (Southwoods Executive Center)
            (Incorporated by reference to the 1995 DRC Form
            10-K Exhibit 10.69.)
10.44       Sublease between DRP, LP and DPMI (Incorporated
            by reference to the 1995 DRC Form 10-K Exhibit
            10.70.)
10.45       Purchase Option and Right of First Refusal
10.46       Purchase Option and Right of First Refusal
            Agreement between DRP, LP and EJDC (for
            SouthPark Center Development Site)
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10(p)(2).)
10.47       Purchase Option and Right of First Refusal
            Agreement between DRP, LP and Washington Mall
            Associates (for Washington, Pennsylvania Site)
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10(p)(3).)
10.48       Purchase Option and Right of First Offer
            Agreement between DRP, LP and Cutler Ridge
            Mall, Inc. (for Cutler Ridge Mall)
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10(q)(1).)
10.49       Purchase Option and Right of First Offer
            Agreement between DRP, LP and Almonte, Inc.
            (for Red Bird Mall) (Incorporated by reference
            to the 1994 DRC Form 10-K Exhibit 10(q)(2).)
10.50       Purchase Option and Right of First Refusal
            Agreement between DRP, LP and DeBartolo-Stow
            Associates (for University Town Center)
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10(r).)
10.51       Acquisition Option Agreement between DRP, LP
            and Coral Square Associates (for Coral Square)
            (Incorporated by reference to the 1994 DRC Form
            10-K Exhibit 10(s)(1).)
10.52       Acquisition Option Agreement between DRP, LP
            and Lakeland Square Associates (for Lakeland
            Square) (Incorporated by reference to the 1994
            DRC Form 10-K Exhibit 10(s)(2).)
10.53 (c)   Amended and Restated Articles of Incorporation of SD Property
            Group, Inc.
10.54 (c)   Amended and Restated Regulations of SD Property Group, Inc.
10.55 (c)   Indemnity Agreement by and between the Company and its new
            Directors, dated as of August 9, 1996
10.56 (c)   Contribution Agreement, dated as of June 25, 1996, by and among
            DRC and the
            former limited partners of SPG, LP., excluding JCP Realty, Inc.
            and Brandywine Realty, Inc.
10.57 (c)   JCP Contribution Agreement, dated as of August 8, 1996, by and among DRC and JCP Realty, Inc., and Brandywine Realty, Inc.
10.58 (c)   Subscription Agreement by and between Day Acquisition Corp., and the Purchaser (as defined in this Exhibit)
10.59 (c)   Amendment to Service Agreement dated as of August 9, 1996, between
            EJDC and DPMI
10.60 (c)   Registration Rights Agreement (the "Agreement"), dated as of
            August 9, 1996, by and among the "Simon Family Members" (As defined in the Agreement), SPG, Inc., JCP Realty, Inc., Brandywine
            Realty, Inc., and the Estate of Edward J. DeBartolo Sr., Edward
            J. DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts
            and other entities listed on Schedule 2 of the Agreement, and any of their respective successors-in-interest and permitted assigns.
10.61 (c)   Fourth Amendment to Purchase Option Agreement, dated as of July
            15, 1996, between JCP Realty, Inc., and DRP, LP.
10.62 (d)   Partnership Agreement of SM Portfolio Limited Partnership
10.63 (d)   Limited Partnership Agreement of SDG Macerich Properties, L.P.
10.64 (d)   Agreement of Limited Partnership of Simon Capital Limited
            Partnership
21.1        List of Subsidiaries of the Company.                              86
23.1        Consent of Arthur Andersen LLP.                                   87
99.1        Agreement dated November 13, 1996 between Simon
            DeBartolo Group, Inc. and Simon DeBartolo
            Group, L.P. (Incorporated by reference to Amendment No. 3 of Form S-3 filed by Simon
            DeBartolo Group, L.P. and Simon Property Group,
            L.P. on November 20, 1996 under Registration
            No. 333-11491)

    (a) Incorporated by reference to the exhibit with the same number (or as indicated) that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1993.

    (b) Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1995.

    (c) Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1996.

    (d) Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1997.

============================================================================
                                                            EXHIBIT 21.1

                      List of Subsidiaries of the Company

List of Subsidiary                               Jurisdiction

Charles Mall Company Limited Partnership             Maryland
DeBartolo Capital Partnership                        Delaware
DeBartolo Properties, Inc.                           Delaware
DeBartolo Properties II, Inc.                        Delaware
DeBartolo Properties III, Inc.                       Delaware
East Towne Mall Company Limited Partnership         Tennessee
Forestville Associates                               Maryland
Forum Finance Corp                                   Delaware
Golden Ring Mall Company Limited Partnership          Indiana
Jefferson Valley Mall Limited Partnership            Delaware
Knoxville Developers Limited Partnership              Indiana
The Retail Property Trust                       Massachusetts
Shopping Center Associates                           Delaware
Simon Property Group (Delaware), Inc.                Delaware
Simon Property Group (Illinois), L.P.                Illinois
Simon Property Group (Texas), L.P.                      Texas
SD Property Group, Inc.                                  Ohio
SDG Properties VII, Inc.                             Delaware
SDG Dadeland Associates, Inc.                        Delaware
SDG Dadeland Developers, Inc.                        Delaware
SDG EQ Associates, Inc.                              Delaware
SDG Orland, Inc.                                     Delaware

============================================================================
                                                            EXHIBIT 23.1



               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into Simon DeBartolo Group, Inc.'s (formerly Simon Property Group, Inc.)
previously filed Registration Statement File Nos. 33-79884, 33-87764, 33-87766, 333-06933, 333-43235, 333-33627 and 333-43681.





                                   ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
March 19, 1998