Form 10-K/A
period 1997-12-31
SIMON DEBARTOLO GROUP L P
filed 1998-04-20
CIK 1022344

1


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
                       Commission file number 333-11491

                          SIMON DeBARTOLO GROUP, L.P.
            (Exact name of registrant as specified in its charter)

               Delaware                           34-1755769
    ------------------------------            -------------------
     (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)          Identification No.)

      115 West Washington Street
         Indianapolis, Indiana                       46204
----------------------------------------          ----------
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

                      Documents Incorporated By Reference

Portions of Simon DeBartolo Group, Inc.'s Form 10-K/A (Amendment No. 1) are incorporated by reference in Part III.

Simon DeBartolo Group, L.P. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 31, 1998, by revising the information required by Part III (Items 10, 11, 12 and 13), as attached hereto.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              SIMON DeBARTOLO GROUP, L.P.
                                              By: Simon DeBartolo Group, Inc.
                                                  General Partner

                                              By: /s/ James M. Barkley
                                                  --------------------
                                                  James M. Barkley,
                                                  Secretary/General Counsel

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

     The general partners of the Operating Partnership are the Company and SD Property Group, Inc., a majority owned subsidiary of the Company. SD Property Group, Inc. is the managing general partner of the Operating Partnership. The directors and executive officers of the Company also hold the same offices with SD Property Group, Inc. The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 1) and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 1).

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 1).


Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 1).