Form 10-Q
period 1998-03-31
SIMON DEBARTOLO GROUP L P
filed 1998-05-15
CIK 1022344

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


Commission file number 333-11491


                       SIMON DeBARTOLO GROUP, L.P.
         (Exact name of registrant as specified in its charter)


                  Delaware                  34-1755769
          ------------------------      ------------------
               (State or other           (I.R.S. Employer
                jurisdiction
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
          ------------------------      ------------------
            (Address of principal           (Zip Code)
             executive offices)


   Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  [x]  NO
[ ]

                       SIMON DeBARTOLO GROUP, L.P.
                                FORM 10-Q

                                  INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets
         as of March 31, 1998 and December 31,
         1997                                              3

         Consolidated Condensed Statements of
         Operations for the three-month
         periods ended March 31, 1998 and 1997             4

         Consolidated Condensed Statements of
         Cash Flows for the three-month
         periods ended March 31, 1998 and 1997             5

         Notes to Unaudited Consolidated
         Condensed Financial Statements                    6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                           13

Part II - Other Information

    Items 1 through 6                                     19

Signatures                                                20

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands)
                                                      March 31,    December 31,
                                                         1998          1997
                                                      ----------    ----------
ASSETS:
Investment properties, at cost                        $6,996,960    $ 6,867,354
  Less - accumulated depreciation                        501,522        461,792
                                                      ----------    -----------

                                                       6,495,438      6,405,562
Cash and cash equivalents                                101,997        109,699
Restricted cash                                            5,531          8,553
Tenant receivables and accrued revenue, net              179,371        188,359
Notes and advances receivable from Management Company
and affiliate                                             97,783         93,809
Investment in partnerships and joint ventures, at
equity                                                   830,483        612,140
Investment in Management Company and affiliates            4,963          3,192
Other investment                                          52,113         53,785
Deferred costs and other assets                          164,157        164,413
Minority interest                                         24,972         23,155
                                                       ---------     ----------
Total assets                                          $7,956,808    $ 7,662,667
                                                      ==========    ===========

LIABILITIES:
Mortgages and other indebtedness                      $5,329,707    $ 5,077,990
Accounts payable and accrued expenses                    243,050        245,121
Cash distributions and losses in partnerships and
joint ventures, at equity                                 22,392         20,563
Other liabilities                                         86,210         67,694
                                                      ----------    -----------
Total liabilities                                      5,681,359      5,411,368
                                                       ---------    -----------

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 11,000,000 units outstanding            339,128        339,061

General Partners, 109,694,509 and 109,643,001 units
outstanding, respectively                              1,229,940      1,231,031

Limited Partners, 64,059,705 and 61,850,762 units
outstanding, respectively                                718,264        694,437

Unamortized restricted stock award                      (11,883)       (13,230)
                                                        ---------    ----------
Total partners' equity
Total liabilities and partners' equity                 2,275,449      2,251,299
                                                        ---------    ----------
                                                      $7,956,808    $ 7,662,667
                                                       ==========    ==========

The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)

                                   For the Three Months
                                       Ended March 31,
                                     1998         1997
                                   ---------    ---------
REVENUE:
Minimum rent                       $ 184,460    $ 148,019
Overage rent                           9,782        7,515
Tenant reimbursements                 90,160       75,823
Other income                          15,855       11,057
                                  ----------   ----------
Total revenue                        300,257      242,414
                                  ----------   ----------

EXPENSES:
Property operating                    49,779       42,668
Depreciation and amortization         58,305       43,354
Real estate taxes                     30,195       24,761
Repairs and maintenance               11,895        9,949
Advertising and promotion              8,101        5,213
Provision for credit losses            2,722          975
Other                                  5,593        3,788
                                  ----------   ----------
Total operating expenses             166,590      130,708
                                  ----------   ----------

OPERATING INCOME                     133,667      111,706

INTEREST EXPENSE                      91,910       67,918
                                  ----------    ---------
INCOME BEFORE MINORITY INTEREST       41,757       43,788

MINORITY INTEREST                    (1,442)      (1,484)
GAIN ON SALE OF ASSET, NET                --           37
                                  ----------   ----------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                              40,315       42,341

INCOME FROM UNCONSOLIDATED
ENTITIES                               4,809          721
INCOME BEFORE EXTRAORDINARY ITEMS     45,124       43,062


EXTRAORDINARY ITEMS                       --     (23,247)
                                  ----------   ----------
NET INCOME                            45,124        9,815

PREFERRED UNIT REQUIREMENT           (7,334)      (6,406)
                                  ----------   ----------

NET INCOME AVAILABLE TO
UNITHOLDERS                        $ 37,790     $ 13,409
                                  ==========   ==========

NET INCOME AVAILABLE TO
UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                     $ 23,948      $ 8,233
Limited Partners                      13,842        5,176
                                  ----------   ----------
                                    $ 37,790     $ 13,409
                                  ==========   ==========
BASIC EARNINGS PER UNIT:
Income before extraordinary items     $ 0.22       $ 0.23
Extraordinary items                       --       (0.15)
                                  ----------   ----------
Net income                            $ 0.22       $ 0.08
                                  ==========   ==========

DILUTED EARNINGS PER UNIT:
Income before extraordinary items     $ 0.22       $ 0.23
Extraordinary items                       --       (0.15)
                                  ----------   ----------
Net income                            $ 0.22       $ 0.08
                                  ==========   ==========

The accompanying notes are an integral part of these statements.

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)
                                                      For the Three
                                                  Months Ended March 31,
                                                   1998            1997
                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 45,124       $ 19,815
Adjustments to reconcile net income to net
cash provided
  by operating activities-
Depreciation and amortization                        60,424         45,322
Extraordinary items                                      --         23,247
Gain on sale of asset, net                               --           (37)
Straight-line rent                                  (1,676)        (1,842)
Minority interest                                     1,442          1,484
Equity in income of unconsolidated entities         (4,809)          (721)
Changes in assets and liabilities-
Tenant receivables and accrued revenue               10,654          3,478
Deferred costs and other assets                     (3,077)        (6,238)
Accounts payable, accrued expenses and other
liabilities                                          11,390          5,009
                                                 ----------     ----------
  Net cash provided by operating activities         119,472         89,517
                                                -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                      (242,956)             --
Capital expenditures                               (61,199)       (51,156)
Change in restricted cash                             3,022          1,688
Cash from acquisitions                                  931             --
Net proceeds from sales of assets                     9,280            599
Investments in unconsolidated entities              (3,644)       (29,014)
Distributions from unconsolidated entities           47,059          5,843
Investments in and advances to Management
Company                                             (3,974)             --
                                                 ----------     ----------
Net cash used in investing activities             (251,481)       (72,040)
                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions                               494          2,961
Partnership distributions                          (94,101)       (84,167)
Minority interest distributions                     (3,259)        (1,346)
Mortgage and other note proceeds, net of
transaction costs                                   296,995        117,958
Mortgage and other note principal payments         (75,822)       (54,246)
Other refinancing transaction                            --       (21,000)
                                                -----------     ----------
Net cash provided by (used in) financing
activities                                          124,307       (39,840)
                                                 ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS               (7,702)       (22,363)

CASH AND CASH EQUIVALENTS, beginning of
period                                              109,699         64,309

                                                 ----------     ----------
CASH AND CASH EQUIVALENTS, end of period          $ 101,997      $  41,946
                                                 ==========     ==========

The accompanying notes are an integral part of these statements.

                       SIMON DeBARTOLO GROUP, L.P.

     Notes to Unaudited Consolidated Condensed Financial Statements

                         (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, L.P. (the "Operating Partnership") is a subsidiary partnership of Simon DeBartolo Group, Inc. (the "Company"). The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. The Company is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On August 9, 1996, the Company acquired, through merger (the "DRC Merger"), the national shopping center business of DeBartolo Realty Corporation ("DRC").

     As of March 31, 1998, the Operating Partnership owned or held an interest in 217 income-producing properties, which consisted of 133 regional malls, 74 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls in 34 states (the "Properties"). The Operating Partnership also owned interests in one specialty retail center and two community centers under construction, an additional two community centers in the final stages of preconstruction development and seven parcels of land held for future development. In addition, the Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" - See Note 7). The Company owned 63.1% and 63.9% of the Operating Partnership as of March 31, 1998 and December 31, 1997, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.
These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto included in the Simon DeBartolo Group, L.P. Annual Report, as amended, on Form 10-K/A.

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

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 65.0% ownership interests and the investment in the Management Company are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's remaining weighted average ownership interest in the Operating Partnership for the three-month periods ended March 31, 1998 and 1997 was 63.4% and 61.4%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation. These reclassification have no impact on the net operating results previously recorded.

Note 4 - Acquisitions and Development

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87,300, which included the assumption of a $28,935 mortgage and the issuance of 1,713,016 units of ownership interest in the Operating Partnership ("Units"), valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional 15% ownership interests in Lakeline Mall and Lakeline Plaza for 191,634 Units valued at approximately $6,300. The acquisition increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 65%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300,000 unsecured revolving credit facility, which bears interest at LIBOR plus 0.65% and matures on August 27, 1998.

     Also in the first quarter of 1998, the Operating Partnership opened the approximately $13,300 Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square-foot community center. In addition, the approximately $34,000 Lakeline Plaza opened in April 1998 in Austin, Texas. The Operating Partnership owns 65% of this 381,000 square-foot community center. Each of these new community centers is adjacent to an existing regional mall in the Operating Partnership's portfolio.

          Pro Forma

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. Additionally, on February 2, 1998, the Operating Partnership sold the community center for $9,550. At the completion of these transactions, the Operating Partnership now owns 100% of nine of the ten SCA properties, and a noncontrolling 50% ownership interest in the remaining property. Final adjustments to the purchase price allocation were not completed at March 31, 1998. While no material changes to the allocation are anticipated, additional changes will be recorded in 1998.

     The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of the Operating Partnership as if the RPT acquisition had occurred as of January 1, 1997, and was carried forward through March 31, 1997. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the RPT acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                              Three Months
                                           Ended March 31, 1997
                                            -------------------
Revenue                                         $   279,130
Net income available for Unitholders
attributable to:
General Partner                                      20,681
Limited Partners                                     12,978
                                               ------------
  Total                                         $    33,659
                                               ============
Net income per Unit                             $      0.21
                                               ============
Net income per Unit - assuming dilution         $      0.21
                                               ============
Weighted average number of Units outstanding
                                                160,322,352
                                                ===========
Weighted average number of Units outstanding
- assuming dilution                             160,719,271

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1998 was $80,690, as compared to $60,701 for the same period in 1997. All accrued distributions had been paid as of March 31, 1998 and December 31, 1997. See Notes 4 and 9 for information about non-cash transactions during the three months ended March 31, 1998.

Note 6 - Per Unit Data

     In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended March 31, 1998 and 1997 was 173,084,147 and 157,946,908, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended March 31, 1998 and 1997 was 173,471,294 and 158,343,827,
respectively. The Operating Partnership's 4,000,000 Series A preferred Units have not been considered in the computations of diluted earnings per Unit for any of the periods presented, as they did not have a dilutive effect. On November 11, 1997, these Units were converted into 3,809,523 Units. Accordingly, the increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the Operating Partnership is due entirely to the effect of outstanding options under the Operating Partnership's Employee Plan and Director Plan. Basic and diluted earnings were the same for all periods presented.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     In March 1998, the Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the Operating Partnership. The Operating Partnership applied the distribution against its investment in The Source.

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                         March 31,    December 31,
BALANCE SHEETS                              1998          1997
                                         ----------    ------------
Assets:
  Investment properties at cost, net     $3,863,127     $ 2,880,094
  Cash and cash equivalents                 102,210         101,582
  Tenant receivables                         97,379          87,008
  Other assets                               69,585          71,548
                                          ---------     -----------
          Total assets                   $4,132,301     $ 3,140,232
                                         ==========     ===========
Liabilities and Partners' Equity:
  Mortgages and other indebtedness       $2,406,893     $ 1,888,512
  Accounts payable, accrued expenses
and other liabilities                       209,118         212,543
                                         ----------     -----------
          Total liabilities               2,616,011       2,101,055
  Partners' equity                        1,516,290       1,039,177
                                         ----------     -----------
          Total liabilities and
partners' equity                         $4,132,301     $ 3,140,232
                                         ==========     ===========
The Operating Partnership's Share of:
  Total assets                           $1,549,638     $ 1,082,232
                                         ==========     ===========
  Partners' equity                       $  513,802     $   297,866
  Add: Excess Investment (See below)        294,289         293,711
                                         ----------     -----------
  The Operating Partnership's Net
Investment in Joint Ventures             $  808,091     $   591,577

                                         For the three months ended
                                                  March 31,
STATEMENTS OF OPERATIONS                     1998          1997
                                          -----------  -------------
Revenue:
  Minimum rent                               $ 90,681       $ 52,455
  Overage rent                                  2,822          1,691
  Tenant reimbursements                        41,876         25,232
  Other income                                  5,686          1,697
                                          -----------   ------------
     Total revenue                            141,065         81,075

Operating Expenses:
  Operating expenses and other                 50,637         30,794
  Depreciation and amortization                29,790         17,999
                                          -----------    -----------
     Total operating expenses                  80,427         48,793
                                          -----------    -----------
Operating Income                               60,638         32,282
Interest Expense                               38,677         21,089
Extraordinary Losses                               --            858
                                          -----------    -----------
Net Income                                     21,961         10,335
Third Party Investors' Share of Net
Income                                         16,823          7,037
                                          -----------    -----------
The Operating Partnership's Share of Net
Income                                      $   5,138       $  3,298
Amortization of Excess Investment (See
below)                                        (1,985)        (2,907)
                                          -----------   ------------
Income from Unconsolidated Entities         $   3,153       $    391

     As of March 31, 1998 and December 31, 1997, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $294,289 and $293,711, respectively. This Excess Investment, which resulted primarily from the DRC Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended March 31, 1998 and March 31, 1997 was $1,985 and $2,907, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property and 35 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties.
The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $1,656 and $330 for the three-month periods ended March 31, 1998 and 1997, respectively.

Note 8 - Debt

     On February 28, 1998, the Operating Partnership obtained an additional unsecured revolving credit facility in the amount of $300,000 primarily for the purpose of funding the acquisition of the IBM Properties. This new credit facility has an interest rate of LIBOR plus 0.65% and matures on August 27, 1998. The Operating Partnership drew $242,000 on this facility during 1998 to fund the acquisition. On March 31, 1998, $212,000 remained outstanding.

     At March 31, 1998, the Operating Partnership had consolidated debt of $5,329,707, of which $3,482,539 was fixed-rate debt and $1,847,168 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1998 and December 31, 1997 was $1,011,159 and $770,776,
respectively. As of March 31, 1998 and December 31, 1997, the Operating Partnership had interest-rate protection agreements related to $579,583 and $380,379 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, consolidated interest savings were $193 and $613 for the three months ended March 31, 1998 and 1997, respectively.

Note 9- Partners' Equity

     The following table summarizes the change in the Operating
Partnership's partners' equity since December 31, 1997.


                                                     Unamortized     Total
                     Preferred    General  Limited   Restricted    Partners'
                       Units     Partners  Partners  Stock Award    Equity
                     ---------   ---------  -------  -----------   ---------
Balance at December
31, 1997              $339,061  $1,231,031  $694,437   $ (13,230)  $2,251,299

General partner
contributions
(51,508 Units)                       1,539                              1,539

Units issued in
connection with
acquisitions
(2,208,943 Units)                             71,913                   71,913

Amortization of
stock incentive                                             1,347       1,347

Other                       67        (67)                                 --

Adjustment to
allocate net equity
 of the Operating
Partnership                         29,965   (29,965)                      --

Distributions          (7,334)    (55,390)   (31,377)                (94,101)

                      --------  ----------   --------  -----------  ---------
Subtotal               331,794   1,207,078    705,008    (11,883)   2,231,997

Comprehensive
Income:

Net income               7,334      23,948     13,842                  45,124

Unrealized loss on
investment (1)                     (1,086)      (586)                 (1,672)

                       ---------  ---------- --------  -----------  ---------
Total Comprehensive
Income                   7,334      22,862     13,256          --      43,452

                       ---------  ---------- --------  -----------  ---------
Balance at March
31, 1998              $339,128  $1,229,940   $718,264   $(11,883)  $2,275,449

(1) Amounts consist of the unrealized gain or loss resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc., a publicly traded REIT, which the Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.

     Stock Incentive Programs

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of DRC's stock incentive program (the "DRC Plan"). As of March 31, 1998, 791,053 shares of common stock of the Company, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. An additional 492,478 shares were awarded in April 1998 relating to 1997 performance. Approximately $1,347 and $1,505 relating to these programs were amortized in the three-month periods ended March 31, 1998 and 1997, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

Note 10 -  Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the Company each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the Company granting the Company's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult for the Company to predict the ultimate outcome of this action, based on the information known to the Company to date, it is not expected that this action will have a material adverse effect on the Company.

     Roel Vento et al v. Tom Taylor et al. A subsidiary of the Operating Partnership a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Operating Partnership is seeking to overturn the award and has appealed the verdict. The Operating Partnership's appeal is pending. Although the Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Operating Partnership.

     The Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Operating Partnership's financial position or results of operations.

Note 11 - Proposed Merger with Corporate Property Investors

     On February 19, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed during the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

Note 12 - Subsequent Events

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17,176. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

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

     Overview

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. On February 2, 1998, the Operating Partnership sold the community center for $9.6 million. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of nine of the ten SCA properties, and 50% of the remaining property.

     In addition, the following Property opening and ownership acquisitions (the "Property Transactions"), collectively, had a significant impact on the Operating Partnership's Statements of Operations in the comparative periods. On August 29, 1997, the Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the Operating Partnership acquired 100% of The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, the Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. (See "Liquidity and Capital Resources" for additional information regarding the Cordova Mall acquisition.)


     Results of Operations

For the Three Months Ended March 31, 1998 vs. the Three Months Ended March 31, 1997

     Total revenue increased $57.8 million or 23.9% for the three months ended March 31, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($36.4 million) and the Property Transactions ($10.5 million). Also included in this increase is consolidated revenues of approximately $3.5 million realized from marketing initiatives throughout the portfolio from the Operating Partnership's new strategic marketing division, Simon Brand Ventures ("SBV"). Excluding the RPT acquisition and the Property Transactions, total revenues increased $10.9 million, primarily due to a $6.2 million increase in minimum rent and a $4.1 million increase in other income. The minimum rent increase results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents and approximately $1.8 million from SBV. The increase in other income includes $1.7 million from SBV and a $1.5 million increase in interest income.

     Total operating expenses increased $35.9 million, or 27.5%, for the three months ended March 31, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($20.3 million) and the Property Transactions ($5.8 million). Excluding these transactions, total operating expenses increased $9.8 million, primarily due to a $6.0 million increase in depreciation and amortization and a $1.7 million increase in advertising and promotion.

     Interest expense increased $24.0 million, or 35.3% for the three months ended March 31, 1998, as compared to the same period in 1997. This increase is primarily as a result of the RPT acquisition ($18.7 million) and the Property Transactions ($4.6 million).

     Income (loss) from unconsolidated entities increased from $0.7 million in 1997 to $4.8 million in 1998, resulting from an increase in the Operating Partnership's share of income from partnerships and joint ventures ($2.8 million), and an increase in its share of income from the Management Company ($1.3 million). The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the unconsolidated joint-venture Properties opened or acquired since March 31, 1997 ($2.5 million). The increase in Management Company income includes an increase in net income realized under the Management Company's construction business ($1.5 million).

     The loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and the write-off of mortgage costs associated with these loans.

     Net income was $45.1 million for the three months ended March 31, 1998, as compared to $19.8 million for the same period in 1997, reflecting an increase of $25.3 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     Liquidity and Capital Resources

     As of March 31, 1998, the Operating Partnership's balance of unrestricted cash and cash equivalents was $102.0 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") and an additional $300 million unsecured revolving credit facility which had a combined $344.8 million available after outstanding borrowings and letters of credit at March 31, 1998. The Company and the Operating Partnership also have access to public equity and debt markets. The Company has an equity shelf registration statement currently effective, under which $950 million in equity securities may be issued. The Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

     Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance;
(ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets.

     Sensitivity Analysis

     The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments is dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $14.9 million per year, and would decrease the fair value of debt by approximately $510 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.4 million per year, and would increase the fair value of debt by approximately $690 million.

     Financing and Debt

     At March 31, 1998, the Operating Partnership had consolidated debt of $5,329.7 million, of which $3,482.5 million is fixed-rate debt bearing interest at a weighted average rate of 7.46% and $1,847.2 million is variable-rate debt bearing interest at a weighted average rate of 6.52%. As of March 31, 1998, the Operating Partnership had interest rate protection agreements related to $542.4 million of consolidated variable-rate debt. The Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $0.2 million and $0.6 million for the three months ended March 31, 1998 and 1997, respectively. This did not materially impact the Operating Partnership's weighted average borrowing rates.

     Scheduled principal payments of consolidated indebtedness over the next five years is $2,892.2 million, with $2,439.8 million thereafter, which excludes the $2.3 million net discount on indebtedness. The Operating Partnership's ratio of consolidated debt-to-market capitalization was 45.8% and 46.0% at March 31, 1998 and December 31, 1997, respectively.

     Acquisitions and Dispositions

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, and amounts available under the Credit Facility, together with the net proceeds of public and private offerings of debt and equity securities are sufficient to finance likely acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87.3 million, which included the assumption of a $28.9 million mortgage and 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional 15% ownership interests in Lakeline Mall and Lakeline Plaza for Units valued at approximately $6.3 million. The acquisition increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 65%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with Macerich, acquired a portfolio of twelve regional malls comprising approximately 10.7 million square feet of GLA at a purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300 million unsecured revolving credit facility, which bears interest at LIBOR plus 0.65% and matures on August 27, 1998.

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17.2 million. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

     Portfolio Restructuring. As part of the Operating Partnership's long-term strategic plan, management is evaluating the potential sale of the Operating Partnership's non-retail holdings, along with a number of retail assets that are no longer aligned with the Operating
Partnership's strategic criteria.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     During the first quarter of 1998, the Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square foot community center. In addition, the approximately $34 million Lakeline Plaza opened in April 1998 in Austin, Texas. The Operating Partnership owns 65% of this 381,000 square-foot community center. Each of these new community centers is adjacent to an existing regional mall in the Operating Partnership's portfolio.

     Construction continues on the following development projects: The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October 1998 in South Miami, Florida and Concord Mills, an approximately $218 million, 50%- owned value-oriented super regional mall project, is scheduled to open in the fall of 1999 in Concord (Charlotte), North Carolina.
     In addition, the Operating Partnership is in the final stages of predevelopment on Houston Premium Outlets in Houston, Texas and The Shops at North East Plaza in Hurst, Texas. Houston Premium Outlets is the Operating Partnership's first project in its joint venture partnership with Chelsea GCA to develop premium manufacturers' outlet shopping centers. This 50%-owned 462,000 square foot center is scheduled to begin construction in June 1998 and open in July 1999. The Shops at North East Plaza is a 359,000 square-foot community center project adjacent to North East Mall. This wholly-owned project is scheduled to begin construction this summer, with a fall 1999 opening date.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1998 is approximately $415 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The Operating Partnership currently has 23 expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1998 completion dates. Included in consolidated investment properties at March 31, 1998 is approximately $200 million of construction in progress, with another $145 million in the unconsolidated joint venture investment properties.

     Distributions. On January 23, 1998, the Operating Partnership declared a distribution of $0.5050 per Unit payable on February 20, 1998, to Unitholders of record on February 6, 1998. Additionally, on April 23, 1998, the Operating Partnership declared a distribution of $0.5050 per Unit payable on May 22, 1998, to Unitholders of record on May 8, 1998. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $0.5469 per Series B preferred Unit and $0.9863 per Series C preferred Unit were paid during the first three months of 1998.

     Investing and Financing Activities

     In March 1998, the Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the Operating Partnership. The Operating Partnership applied the distribution against its investment in The Source.

     Cash used in investing activities for the three months ended March 31, 1998 of $251.5 million is primarily the result of acquisitions of $243.0 million and $61.2 million of capital expenditures, partially offset by the net proceeds from the sale of the SCA community center of $9.3 million and net distributions from unconsolidated entities of $43.4 million, which is primarily $33.4 million from The Source transactions described above. Acquisitions include $240.3 million for the acquisition of the IBM Properties and $2.7 million for the acquisition of Cordova Mall. Capital expenditures include development costs of $15.0 million, including $9.5 million at The Shops at Sunset Place and $2.2 million at Muncie Plaza. Also included in capital expenditures is renovation and expansion costs of approximately $36.1 million, including $10.3 million, $5.5 million, $3.4 million, and $2.4 million at Prien Lake Mall, Port Charlotte Town Center, Richardson Square and Richmond Town Square, respectively, and tenant costs and other operational capital expenditures of approximately $11.2 million.

     Cash flows from financing activities for the three months ended March 31, 1998 includes distributions of $94.1 million and net borrowings of $221.2 million primarily used to fund 1998 acquisition and development activity.

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

     Total EBITDA for the Properties increased from $205.3 million for the three months ended March 31, 1997 to $282.4 million for the same period in 1998, representing a 37.6% increase. This increase is primarily attributable to the RPT acquisition ($22.5 million) and the other Properties opened or acquired during 1997 and 1998 ($38.7 million). During this period operating profit margin increased from 63.5% to 64.0%. Excluding the newly opened or acquired Properties, operating profit margin would also be 64.0%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

     The following summarizes FFO of the Operating Partnership and reconciles net income of the Operating Partnership to FFO for the periods presented:

                                      For the Three Months
                                         Ended March 31,
                                         1998      1997
                                       --------  --------
(In thousands)
FFO                                    $108,907   $ 87,939
                                       --------   --------
Reconciliation:
Income before extraordinary items      $ 45,124   $ 43,062
Plus:
Depreciation and amortization from
consolidated Properties                  58,079     43,312
The Operating Partnership's share of
depreciation and amortization from
unconsolidated affiliates                14,804      8,858
Less:
Gain on the sale of real estate              --       (37)
Minority interest portion of
depreciation and amortization           (1,766)      (850)
Preferred dividends                     (7,334)    (6,406)
                                       --------   --------
FFO                                    $108,907   $ 87,939

     Portfolio Data

     The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopments. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1998 compared to the same period in 1997, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased $623 million or 43.6% from $1,428 million to $2,051 million, primarily as a result of the RPT acquisition, the IBM Properties and other Property additions to the portfolio ($591 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 84.3% at March 31, 1997, to 86.1% at March 31, 1998. Occupancy levels for value-oriented super-regional malls was 94.6% at March 31, 1998. Occupancy levels for community shopping centers decreased from 91.7% at March 31, 1997, to 90.6% at March 31, 1998. Owned GLA has increased 18.6 million square feet from March 31, 1997, to March 31, 1998, primarily as a result of the RPT acquisition, the IBM Properties, the acquisitions of Cordova Mall, Dadeland Mall, The Fashion Center at Keystone at the Crossing and the 1997 Property openings.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 10.1%, from $20.84 at March 31, 1997 to $22.95 for the same period in 1998. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.20 at March 31, 1998 and average base rents of Owned GLA in the community shopping centers decreased 3.6%, from $7.72 at March 31, 1997 to $7.44 for the same period in 1998.

     Inflation

     Inflation has remained relatively low during the past few years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.
     However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

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

     Definitive Merger Agreement
     On February 19, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed in the third quarter of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion.

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

Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 2:  Changes in Securities

          The Operating Partnership did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the first quarter of 1998, except as follows: On January 23, 1998, the Operating Partnership issued 1,713,016 Units in connection with the acquisition of Cordova Mall; on February 7, 1998, the Operating Partnership issued 191,634 Units in connection with the acquisition of additional 15% ownership interest in each of Lakeline Mall and Lakeline Plaza; and on February 18, 1998, the Operating Partnership issued 304,293 Units in connection with the acquisition of an additional ownership interest in Westchester Mall. The foregoing transactions were exempt from registration under the Act in reliance on
Section 4(2).


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

                                        SIMON DEBARTOLO GROUP, L.P.
                                        By: Simon DeBartolo Group, Inc.
                                            General Partner





Date: May 15, 1998

                                       /s/ John Dahl
                                       ======================
                                       John Dahl,
                                       Senior Vice President and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)