Form 10-K/A
period 1997-12-31
SIMON DEBARTOLO GROUP L P
filed 1998-07-22
CIK 1022344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A

                               (Amendment No. 2)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
       For the fiscal year ended December 31, 1997
                       Commission file number 333-11491

                          SIMON DeBARTOLO GROUP, L.P.
            (Exact name of registrant as specified in its charter)

              Delaware                            34-1755769
    (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification No.)
 ----------------------------------        -----------------------
     115 West Washington Street
       Indianapolis, Indiana                        46204
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

                      Documents Incorporated By Reference

Portions of Simon DeBartolo Group, Inc.'s Form 10-K/A (Amendment No. 2) are incorporated by reference in Part III.

Simon DeBartolo Group, L.P. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include supplementary disclosure to the funds from operations discussion on page 45, footnotes 4 and 11 of the consolidated financial statements on pages 59 and 71, respectively, and the Notes to Schedule III on page 81.

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


                                              SIMON DeBARTOLO GROUP, L.P.
                                              By: Simon DeBartolo Group, Inc.
                                                  General Partner

                                              By: /s/ James M. Barkley
                                                  James M. Barkley,
                                                  Secretary/General Counsel

                                    Part I

Item 1. Business

     Background

     Simon DeBartolo Group, L.P. ("the Operating Partnership" or "SDG, LP"), a Delaware limited partnership, is a majority owned subsidiary of Simon DeBartolo Group, Inc. (the "Company"), a Maryland corporation, formerly known as Simon Property Group, Inc. The Company is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers.

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
Name                       Age    Position
---------------------     ----    -------------------------------------
Melvin Simon (1)           71     Co-Chairman
Herbert Simon (1)          63     Co-Chairman
David Simon (1)            36     Chief Executive Officer
Richard S. Sokolov         48     President and Chief Operating Officer
Randolph L. Foxworthy      53     Executive Vice President - Corporate
                                  Development
William J. Garvey          59     Executive Vice President - Property
                                  Development
James A. Napoli            51     Executive Vice President - Leasing
John R. Neutzling          45     Executive Vice President - Property
                                  Management
James M. Barkley           46     General Counsel; Secretary
Stephen E. Sterrett        42     Treasurer
John Rulli                 41     Senior Vice President - Human
                                  Resources & Corporate Operations
James R. Giuliano, III     40     Senior Vice President

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

                                          Ownership
            Location           Acreage    Interest (1)
      Bowie, MD                  93.74        100%
      Concord, NC               187.48         50%
      Duluth, MN                 11.17        100%
      Hurst, TX                  36.09        100%
      Lafayette, IN              22.87        100%
      Little Rock, AR            97.00         50%
      Mt. Juliet, TN            109.26        100%
      Sanford, FL                77.24        22.5%
      Miami, FL                  41.71         60%
                               -------
                                676.56

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

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)


                                                                              Annual
                                        Interest            Face Amount        Debt          Maturity
          Property Name                   Rate               @ 12/31/97       Service          Date
--------------------------------        --------            -----------      ---------       --------

Consolidated Properties:
------------------------
Secured Indebtness

Anderson Mall                      (1)     6.57%              $  19,000       $  1,248 (2)   9/15/02
Barton Creek Square                        8.10%                 62,868          5,867       12/30/99
Battlefield Mall                           7.50%                 49,730          4,765       6/1/03
Biltmore Square                            7.15%                 27,534          2,795       1/1/01
Bloomingdale Court                 (3)     8.75%                 29,009          2,538 (2)   12/1/00
Chesapeake Center                          8.44%                  6,563            554 (2)   5/15/15
Chesapeake Square                          7.28%                 49,490          4,883       1/1/01
Cielo Vista Mall - 1               (4)     9.38%                 55,615          5,828       5/1/07
Cielo Vista Mall - 2                       8.13%                  2,323            189 (2)   7/1/04
College Mall                       (5)     7.00%                 42,936          3,563       7/1/04
Columbia Center                            7.62%                 42,867          3,789       3/15/02
Crossroads Mall                            7.75%                 41,440          3,212 (2)   7/31/02
Crystal River                              7.72% (6)             16,000          1,235 (2)   1/1/01
Eastgate Consumer Mall                     6.00% (7)  (8)        22,929          1,376 (2)   12/31/98
Eastland Mall                              7.22% (9)             30,000          2,166 (2)   3/1/98
Edison Mall                                6.37% (10) (11)       41,000          2,611 (2)   3/19/98
Forest Mall                        (1)     6.57%                 12,800            841 (2)   9/15/02
Forest Plaza                       (3)     8.75%                 16,904          1,479 (2)   12/1/00
Forest Village Park Mall           (1)     6.57%                 20,600          1,353 (2)   9/15/02
Forum Phase I - Class A-1                  7.13%                 46,997          3,349 (2)   5/15/04
Forum Phase I - Class A-2                  6.02% (12) (13)       44,385          2,671 (2)   5/15/04
Forum Phase II - Class A-1                 7.13%                 43,004          3,064 (2)   5/15/04
Forum Phase II - Class A-2                 6.02% (12) (13)       40,614          2,444 (2)   5/15/04
Fox River Plaza                    (3)     8.75%                 12,654          1,107 (2)   12/1/00
Golden Ring Mall                   (1)     6.57%                 29,750          1,955 (2)   9/15/02
Great Lakes Mall - 1                       6.74%                 53,410          4,354       3/1/01
Great Lakes Mall - 2                       7.07%                  8,608            724       3/1/99
Greenwood Park Mall                (5)     7.00%                 35,960          2,984       7/1/04
Grove at Lakeland Square, The              8.44%                  3,750            317 (2)   5/15/15
Gulf View Square                           8.25%                 38,157          3,652       10/1/06
Highland Lakes Center                      7.22% (9)             14,377          1,038 (2)   3/1/02
Hutchinson Mall                    (1)     8.44%                 11,523            973 (2)   10/1/02
Ingram Park Mall - 1                       8.10%                 48,580          4,533       12/1/99
Ingram Park Mall - 2                       9.63%                  7,000            674 (2)   11/1/99
Jefferson Valley Mall                      6.27% (14) (15)       50,000          3,134 (2)   1/12/00
Keystone at the Crossing                   7.85%                 64,772          5,085       7/1/27
La Plaza Mall                              8.25%                 50,044          4,677       12/30/99
Lake View Plaza                    (3)     8.75%                 22,169          1,940 (2)   12/1/00
Lima Mall - 1                              7.12%                 14,377          1,215       3/1/02
Lima Mall - 2                              7.12%                  4,789            405       3/1/02
Lincoln Crossing                   (3)     8.75%                    997             87 (2)   12/1/00
Longview Mall                      (1)     6.57%                 22,100          1,452 (2)   9/15/02
Mainland Crossing                          7.22% (9)              2,226            161 (2)   3/31/02
Markland Mall                      (1)     6.57%                 10,000            657 (2)   9/15/02
Matteson Plaza                     (3)     8.75%                 11,159            976 (2)   12/1/00
McCain Mall                        (4)     9.38%                 26,059          2,721       5/1/07
Melbourne Square                           7.42%                 39,841          3,374       2/1/05
Miami International Mall                   6.91%                 47,009          3,758       12/21/03
Midland Park Mall                  (1)     6.57%                 22,500          1,478 (2)   9/15/02
North East Mall                           10.00%                 22,201          2,475       9/1/00
North Riverside Park Plaza - 1             9.38%                  4,054            452       9/1/02
North Riverside Park Plaza - 2            10.00%                  3,617            420       9/1/02
North Towne Square                 (1)     6.57%                 23,500          1,544 (2)   9/15/02
Northgate Shopping Center                  7.62%                 80,046          7,075       3/15/02
Orland Square                              7.74% (16) (17)       50,000          3,871 (2)   9/1/01
Paddock Mall                               8.25%                 30,347          2,905       10/1/06
Port Charlotte Town Center                 7.28%                 46,102          3,857       1/1/01
Randall Park Mall                          9.25%                 33,879          4,338       1/1/11
Regency Plaza                      (3)     8.75%                  1,878            164 (2)   12/1/00
River Oaks Center                          8.67%                 32,500          2,818 (2)   6/1/02
Riverway - 1                               6.38% (18) (8)        85,571          5,455 (2)   12/31/98

Riverway - 2                               6.38% (18) (8)        45,880          2,925 (2)   12/31/98
Ross Park Mall                             6.14%                 60,000          3,684 (2)   8/15/98
Shops at Sunset Place, The                 6.97% (19)            23,546          1,641 (2)   6/30/00
South Park Mall                    (1)     7.25%                 24,748          1,794 (2)   6/15/03
St. Charles Towne Plaza            (3)     8.75%                 30,742          2,690 (2)   12/1/00
Sunland Park Mall                  (20)    8.63%                 39,855          3,773       1/1/26
Tacoma Mall                                7.62%                 93,656          8,278       3/15/02
Terrace at Florida Mall, The               8.44%                  4,688            396 (2)   5/15/15
Tippecanoe Mall                    (5)     8.45%                 46,961          4,647       7/1/04
Towne East Square                  (5)     7.00%                 56,767          4,711       7/1/04
Treasure Coast Square                      7.42%                 53,953          4,714       1/1/06
Trolley Square - 1                         5.81%                 19,000          1,104 (2)   7/23/00  (21)
Trolley Square - 2                         7.22% (9)              4,641            335 (2)   7/23/00  (21)
Trolley Square - 3                         7.22% (9)              3,500            253 (2)   7/23/00  (21)
University Park Mall                       7.43%                 59,500          4,421 (2)   10/1/07
Valle Vista Mall                   (4)     9.38%                 34,514          3,604       5/1/07
West Ridge Plaza                   (3)     8.75%                  4,612            404 (2)   12/1/00
White Oaks Mall - 55%/50%                  7.70%                 16,500          1,271 (2)   3/1/98
White Oaks Plaza                   (3)     8.75%                 12,345          1,080 (2)   12/1/00
Windsor Park Mall - 1                      8.00%                  5,948            544       6/1/00
Windsor Park Mall - 2                      8.00%                  8,863            811       5/1/12
Cross - Collaterized Mortgages     (22)    7.27%                175,000         12,720 (2)   12/19/04
Cross - Collaterized Mortgages     (22)    6.08% (23) (24)       50,000          3,042 (2)   12/19/04
                                                             ----------
Total Secured Indebtedness                                  $ 2,705,333

Unsecured Indebtness

Simon DeBartolo Group, L.P.:
Unsecured Revolving Credit
  Facility                         (25)    6.56%                952,000         62,490 (2)   9/27/99
Unsecured Notes - 1                        6.88%                250,000         17,188 (26)  11/15/06
Putable Asset Trust Securities             6.75%                100,000          6,750 (26)  11/15/03
Medium Term Notes - 1                      7.13%                100,000          7,125 (26)  6/24/05
Medium Term Notes - 2                      7.13%                180,000         12,825 (26)  9/20/07
Unsecured Term Loan (Knoxville)            6.47% (27)            70,000          4,528 (2)   9/25/98
Unsecured Term Loan (Lincolnwood)          6.47% (28)            63,000          4,075 (2)   1/31/99
Unsecured Notes - 2A                       6.75%                100,000          6,750 (26)  7/15/04
Unsecured Notes - 2B                       7.00%                150,000         10,500 (26)  7/15/09
Unsecured Notes - 3                        6.88%                150,000         10,313 (26)  10/27/05
                                                            -----------
                                                              2,115,000

Shopping Center Associates:
Unsecured Notes - SCA 1                    6.75%                150,000         10,125 (26)  1/15/04
Unsecured Notes - SCA 2                    7.63%                110,000          8,388 (26)  5/15/05
                                                            -----------
                                                                260,000

Total Unsecured Indebtedness                                 $2,375,000
                                                            -----------
Total Indebtedness-Consolidated                              $5,080,333 (29)
                                                            ===========

Joint Venture Properties (30):
------------------------------

Arizona Mills                              7.02% (31) (13)      121,991          8,562 (2)   2/1/02
Aventura Mall - 1                          7.68% (32)           100,000          7,680 (2)   8/8/98
Aventura Mall - 2                          9.75% (33)             5,500          1,678       8/8/98
Aventura Mall - 3                          6.82% (34)            43,766          2,984 (2)   8/8/98
Avenues, The                               8.36%                 58,408          5,555       5/15/03
Century III Mall - 1                       6.78%                 66,000          4,475 (2)   7/1/03
Circle Centre Mall                         6.16% (35) (36)       60,000          3,695 (2)   1/31/04
Cobblestone Court                          7.22% (37)             6,180            446 (2)   11/30/05
Coral Square                               7.40%                 53,300          3,944 (2)   12/1/00
Crystal Court                              7.22% (37)             3,570            258 (2)   11/30/05
Dadeland Mall                              6.42% (38)           140,000          8,986 (2)   12/10/99
Fairfax Court                              7.22% (37)            10,320            745 (2)   11/30/05
Florida Mall, The                          8.65% (39)            75,000          6,488 (2)   12/1/98
Gaitway Plaza                              7.22% (37)             7,350            531 (2)   11/30/05
Grapevine Mills                            7.07% (40)           112,096          7,924 (2)   4/25/01
Great Northeast Plaza                      9.04%                 17,812          1,744       6/1/06
Indian River Commons                       7.58%                  8,399            637 (41)  11/1/04
Indian River Mall                          7.58%                 46,602          3,532 (41)  11/1/04
Lakeland Square                            7.26%                 52,961          4,368       12/22/03
Lakeline Mall                              7.65%                 73,620          6,300       5/1/07
Lakeline Plaza - 1                         6.09% (42)            14,000            853 (2)   6/6/02
Northfield Square                          9.52%                 24,330          2,575       4/1/00
Ontario Mills - 1                          7.37% (7)  (43)       50,000          3,685 (2)   5/7/02
Ontario Mills - 2                          7.21% (7)  (44)       20,000          1,442 (2)   5/7/02
Ontario Mills - 3                          7.46% (19) (44)       50,000          3,730 (2)   5/7/02
Ontario Mills - 4                          0.00% (45)             4,450              0 (2)   12/28/09
Palm Beach Mall                            8.21%                 51,360          5,072       12/15/02
Plaza at Buckland Hills, The               7.22% (37)            17,680          1,276 (2)   11/30/05
Ridgewood Court                            7.22% (37)             7,980            576 (2)   11/30/05
Royal Eagle Plaza                          7.22% (37)             7,920            572 (2)   11/30/05
Seminole Towne Center                      6.88%                 70,500          4,850 (2)   1/1/06
Smith Haven Mall                           7.86%                115,000          9,039 (2)   6/1/06
Source, The                                7.07% (40)           108,428          7,665 (2)   7/16/01
Tower Shops, The                           7.72% (6)             15,755          1,216 (2)   3/13/99
Village Park Plaza                         7.22% (37)             8,960            647 (2)   11/30/05
West Town Corners                          7.22% (37)            10,330            746 (2)   11/30/05
West Town Mall                             6.90%                 76,000          5,244 (2)   5/1/08
Westchester, The                           8.74%                153,234         14,478       9/1/05
Westland Park Plaza                        7.22% (37)             4,950            357 (2)   11/30/05
Willow Knolls Court                        7.22% (37)             6,490            469 (2)   11/30/05
Yards Plaza, The                           7.22% (37)             8,270            597 (2)   11/30/05
                                                            -----------
Total Joint Venture Properties
   Indebtedness                                              $1,888,512 (46)
                                                            ===========



 (1)  Loans secured by these ten properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $196,521, with an annual debt service of $13,295, and weighted average interest rate of 6.77%.  The interest rate and maturity date of eight of these loans were reset in October 1997 and all ten  require monthly payments of interest only.
 (2)  Requires monthly payments of interest only.
 (3)  These ten properties are cross-defaulted.
 (4)  On January 31, 1997, the Operating Partnership closed on a restructure of these loans, which included repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature and paying down a total of $3,900 on two other Property loans with the same lender.
 (5)  Loans secured by these four properties are cross-collateralized and cross-defaulted.  The aggregate principal amount of the loans is $182,624, with an annual debt service of $15,905, and an interest rate of  7.0% except for Tippecanoe Mall, which bears interest at 8.45%.  During the term of these loans, there is amortization of a portion of the principal amount.
 (6)  LIBOR + 2.000%.
 (7)  LIBOR + 1.000%.
 (8)  LIBOR Capped at 5.000%.
 (9)  LIBOR + 1.500%.
(10)  LIBOR + 0.650%.
(11)  LIBOR Capped at 8.350%.
(12)  LIBOR + 0.300%.
(13)  LIBOR Capped at 11.530%. On January 6, 1998, through an interest rate protection agreement, the interest rate was effectively fixed at an all-in-one rate of 6.19%.
(14)  LIBOR + 0.550%.
(15)  LIBOR Capped at 8.700%.
(16)  LIBOR + 0.500%.
(17)  LIBOR Swapped at 7.242%.
(18)  LIBOR + 1.375%.
(19)  LIBOR + 1.250%.
(20)  Lender also participates in a percentage of gross revenues above a specified base.
(21)  July 23, 2000 is the earliest date on which the lender may call the bonds.
(22)  On September 2, 1997, a refinancing was completed of $453 million of commercial mortgage pass through certificates and a $48 million mortgage loan, resulting in releases of mortgages encumbering 18 of the Properties.
      The refinancing was funded, in part, with the proceeds of this $225 million loan,  which is secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza,
      Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square
      and West Ridge Mall).
(23)  LIBOR + 0.365%.
(24)  Minimum LIBOR Cap at 12.553%.
(25)  $1,250,000 unsecured revolving credit facility.  Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the Operating Partnership's investment grade rating.  As of
        12/31/97 $284,300 was available, after outstanding borrowings and letters of credit.
(26)  Requires semi-annual payments of interest only.
(27)  LIBOR + 0.750%. In March of 1998, the interest rate was reduced to LIBOR + 0.65%.
(28)  LIBOR + 0.750%. In January 1998, through an interest rate protection agreement, the interest rate was effectively fixed at 6.14% through maturity.
(29)  Includes minority interest partners' share ($132,824) of total consolidated indebtedness.
(30)  As defined in the accompanying consolidated financial statments, Joint Venture Properties are those accounted for using the equity method of accounting.
(31)  LIBOR + 1.300%.
(32)  Bank of Tokyo CD Rate + 0.900%.
(33)  PRIME + 1.250%.
(34)  LIBOR + 1.100%.
(35)  LIBOR + 0.440%.
(36)  LIBOR Capped at 8.810%.
(37)  Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0%
        over the then current yield of a six month treasury bill selected by the lender.
(38)  LIBOR + 0.700%.
(39)  Commercial Paper rate + 0.750%.
(40)  LIBOR + 1.350%.
(41)  Loans require monthly interest payments only until they begin amortizing November, 2000.
(42)  LIBOR + 0.375%.
(43)  LIBOR Swapped at 6.370%.
(44)  LIBOR Swapped at 6.210%.
(45)  Beginning January 2000, this note will bear interest at 6.00%.
(46)  Includes outside partners' share ($1,117,736) of indebtedness.

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
               1996
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

Item 6. Selected Financial Data

     The following table sets forth selected consolidated financial data for the Operating Partnership and combined historical financial data of Simon Property Group (the "Predecessor" of SPG, LP). The financial statements of the Operating Partnership for periods after the DRC Merger reflect the reverse acquisition of DeBartolo Realty Partnership, L.P. by the Company using the purchase method of accounting. The financial statements for all pre-merger comparative periods reflect the financial statements of SPG, LP the predecessor for accounting purposes to SDG, LP. All references herein to the Operating Partnership are to SDG, LP or SPG, LP as the case may be. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Other data management believes is important in understanding trends in the Operating Partnership's business is also included in the table.

                                                                                        Prede-
                                         The Operating Partnership                      cessor
                                                                           December    January
                                                                             20 to       1 to
                                                                           December    December
                                For the Year Ended December 3l,               31,        19,
                         1997(1)      1996(1)     1995(1)        1994        1993        1993
OPERATING DATA:                          (in thousands, except per Unit data)
Total revenue           $1,054,167    $ 747,704   $ 553,657     $473,676     $ 18,424  $405,869
Income before
extraordinary items        203,133      134,663     101,505       60,308        8,707     6,912
Net income (loss)
available to
Unitholders             $  173,943    $ 118,448   $  96,730     $ 42,328    $(21,774)  $ 33,101

BASIC EARNINGS PER
UNIT (2):
Income before
extraordinary items     $     1.08   $     1.02  $     1.08   $     0.71   $     0.11       N/A
Extraordinary items             --       (0.03)      (0.04)       (0.21)       (0.39)       N/A
Net income (loss)       $     1.08   $     0.99  $     1.04   $     0.50   $   (0.28)       N/A
Weighted average Units
outstanding                161,023      120,182      92,666       84,510       78,447       N/A

DILUTED EARNINGS PER
UNIT (2):
Income before
extraordinary items     $     1.08   $     1.01  $     1.08   $     0.71   $     0.11       N/A
Extraordinary items             --       (0.03)      (0.04)       (0.21)       (0.39)       N/A
Net income (loss)       $     1.08   $     0.98  $     1.04   $     0.50   $   (0.28)       N/A
Diluted weighted
average Units
outstanding                161,407      120,317      92,776       84,712       78,454       N/A

Distributions per Unit
(3)                     $     2.01    $    1.63   $    1.97   $     1.90            -       N/A

BALANCE SHEET DATA:
Cash and cash
equivalents             $  109,699    $  64,309   $  62,721    $ 105,139    $ 110,625       N/A
Total assets             7,662,667    5,895,910   2,556,436    2,316,860    1,793,654       N/A
Mortgages and other                                                         1,455,884
indebtedness             5,077,990    3,681,984   1,980,759    1,938,091                    N/A
Limited partners'                                                             843,373
interest (4)                     -            -     908,764      909,306                    N/A
Partners' equity                                                           $(791,820)
(deficit)               $2,251,299   $1,945,174  $(589,126)   $(807,613)                    N/A

OTHER DATA:
Cash flow provided by
(used in):
Operating activities    $  370,907   $  236,464  $  194,336   $  128,023          N/A       N/A
Investing activities   (1,243,804)    (199,742)   (222,679)    (266,772)          N/A       N/A
Financing activities       918,287     (35,134)    (14,075)      133,263          N/A       N/A
Funds from Operations                                                             N/A
(FFO) (5)              $   415,128   $  281,495  $  197,909   $  167,761                    N/A

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

   Construction also continues on the following projects:
*The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in October of 1998 in South Miami, Florida. The Operating Partnership owns 75% of this $149 million project. Construction financing of $115 million closed on this property in June 1997. The loan initially bears interest at LIBOR plus 125 basis points and matures on June 30, 2000.
*Muncie Plaza, a 196,000 square-foot community center project, is scheduled to open in April of 1998 in Muncie, Indiana, adjacent to Muncie Mall. This approximately $14 million project is wholly-owned by the Operating Partnership.
*Lakeline Plaza, a 380,000 square-foot community center project, is scheduled to open in two phases in May and November of 1998 in Austin, Texas, adjacent to Lakeline Mall. On January 30, 1998, the Operating Partnership increased its ownership interest in this approximately $34 million project from 50% to 65%.

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
                                        1997       1996       1995
    New Developments                  $   79.9     $ 80.1   $  29.7
    Renovations and Expansions           196.6       86.3      38.9
    Tenant Allowances--Retail             36.7       24.0      17.2
    Tenant Allowances--Offices             1.2        6.1       4.3
    Capital Expenditures
     Recoverable from Tenants             12.9       11.4       8.0
    Other                                  3.6        3.5       4.8
            Total                     $  330.9    $ 211.4   $ 102.9

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

                                     For the Year Ended December 31,
                               1997      1996      1995      1994      1993
                                              (in thousands)
EBITDA of consolidated
Properties                    $677,930 $467,292  $343,875  $290,243  $244,397
EBITDA of unconsolidated
Properties                     262,098  148,030    93,673    96,592   102,282
Total EBITDA of Portfolio
Properties (1)                $940,028 $615,322  $437,548  $386,835  $346,679
EBITDA after minority
interest (2)                  $746,842 $497,215  $357,158  $307,372  $256,169
Increase in total EBITDA
from prior period                52.8%    40.6%     13.1%     11.6%      9.5%
Increase in EBITDA after
minority interest from
prior period                     50.2%    39.2%     16.2%     20.0%     12.4%
Operating profit margin of
the Portfolio Properties
                                 64.4% 62.5%(3)     63.1%     61.9%     58.6%

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

     Funds from Operations ("FFO")

     FFO, as defined by NAREIT, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Operating Partnership. The Operating Partnership's method of calculating FFO may be different from the methods used by other REITS. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity. In March 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of nonrental real estate assets are no longer to be added back to net income in arriving at FFO. This modification was adopted by the Operating Partnership beginning in 1996. Additionally the FFO for prior periods has been restated to reflect the modification in order to make the amounts comparative. Under the previous definition, FFO for the year ended December 31, 1995 was $208.3 million.

     The following summarizes FFO of the Operating Partnership and reconciles income before extraordinary items to FFO for the periods presented:

                                              For the Year Ended December 31,
                                                1997       1996        1995
(in thousands)
FFO of the Operating Partnership              $ 415,128   $ 281,495   $ 197,909
Increase in FFO from prior period                47.5%      42.2%       18.0%
Reconciliation:
Income before extraordinary items            $ 203,133   $ 134,663   $ 101,505
Plus:
Depreciation and amortization from
consolidated properties                       200,084    135,226      92,274
The Operating Partnership's share of
depreciation and amortization and
extraordinary items from unconsolidated
affiliates                                     46,760     20,159       6,466
Merger integration costs                           --      7,236          --
The Operating Partnership's share of
(gains) or losses on sales of real estate
                                                 (20)       (88)       2,054
Less:
Minority interest portion of depreciation,
and amortization and extraordinary items
                                              (5,581)    (3,007)     (2,900)
Preferred Unit requirement                   (29,248)   (12,694)     (1,490)
FFO of the Operating Partnership             $ 415,128   $ 281,495   $ 197,909

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

     The following illustrates the total reported sales of tenants at Owned
GLA:

                                                         Annual
                                   Total Tenant        Percentage
   Year Ended December 31,          Sales (in           Increase
                                    millions)

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

                                      Occupancy Levels
                                           Value-
                                          Oriented  Community
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

     The following highlights this trend:

                                   Average Base Rent per Square Foot
                          Mall and Freestanding Stores at:
                         ----------------------------------
                                            Value-
                                           Oriented          Community
       Year Ended        Regional    %     Regional    %     Shopping     %
      December 31,        Malls    Change    Malls   Change   Centers   Change
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

     The general partners of the Operating Partnership are the Company and SD Property Group, Inc., a majority owned subsidiary of the Company. SD Property Group, Inc. is the managing general partner of the Operating Partnership. The directors and executive officers of the Company also hold the same offices with SD Property Group, Inc. The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 2) and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof.

Item 11. Executive Compensation

   The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 2).

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 2).



Item 13. Certain Relationships and Related Transactions
   The information required by this item is incorporated herein by reference to the Company's Form 10-K/A (Amendment No. 2).

                                    Part IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements

      Report of Independent Public Accountants
      Simon DeBartolo Group, L.P. Consolidated Balance Sheets as of
       December 31, 1997 and 1996
      Simon DeBartolo Group, L.P. Consolidated Statements of
       Operations for the years ended December 31, 1997, 1996 and 1995 Simon DeBartolo Group, L.P. Consolidated Statements of Changes
       in Partners' Equity for the years ended December 31, 1997, 1996 and 1995
      Simon DeBartolo Group, L.P. Consolidated Statements of Cash
       Flows for the years ended December 31, 1997, 1996 and 1995

        Notes to Financial Statements

     (2)  Financial Statement Schedules

     Report of Independent Public Accountants
     Schedule III - Schedule of Real Estate and Accumulated Depreciation Notes to Schedule III

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




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 17, 1998

Balance Sheets
 Simon DeBartolo Group, L.P. Consolidated
(Dollars in thousands, except per unit
amounts)

                                            December 31,   December 31,
                                                1997           1996
                                             -----------   -----------
ASSETS:
Investment properties, at cost                $6,867,354    $5,301,021
  Less - accumulated depreciation                461,792       279,072
                                             -----------   -----------
                                               6,405,562     5,021,949
Cash and cash equivalents                        109,699        64,309
Restricted cash                                    8,553         6,110
Tenant receivables and accrued revenue, net      188,359       166,119
Notes and advances receivable from                93,809        75,452
Management Company and affiliate
Investment in partnerships and joint             612,140       394,409
ventures, at equity
Investment in Management Company and               3,192             0
affiliates
Other investment                                  53,785             0
Deferred costs and other assets                  164,413       138,492
Minority interest                                 23,155        29,070
                                             -----------   -----------
Total assets                                  $7,662,667    $5,895,910

LIABILITIES:
Mortgages and other indebtedness              $5,077,990    $3,681,984
Accounts payable and accrued expenses            245,121       170,203
Cash distributions and losses in                  20,563        17,106
partnerships and joint ventures, at equity
Investment in Management Company and                   0         8,567
affiliates
Other liabilities                                 67,694        72,876
                                             -----------   -----------
Total liabilities                              5,411,368     3,950,736

COMMITMENTS AND CONTINGENCIES (Note 14)

PARTNERS' EQUITY:

Preferred units, 11,000,000 and 12,000,000       339,061       292,912
units outstanding, respectively

General Partner, 109,643,001 and 96,880,415    1,231,031     1,017,333
units outstanding, respectively

Limited Partners, 61,850,762 and 60,974,050      694,437       640,283
units outstanding, respectively

Unamortized restricted stock award              (13,230)       (5,354)
                                             -----------   -----------
Total partners' equity                         2,251,299     1,945,174
                                             -----------   -----------
Total liabilities and partners' equity        $7,662,667    $5,895,910

The accompanying notes are an integral part of these statements.

Statements of Operations
Simon DeBartolo Group, L.P. Consolidated

(Dollars in thousands, except per unit amounts)


                                     For the Year Ended December 31,
                                      1997        1996        1995
REVENUE:                            ---------   ---------   ---------
Minimum rent                         $641,352   $438,089    $307,857
Overage rent                           38,810     30,810      23,278
Tenant reimbursements                 322,416    233,974     192,994
Other income                           51,589     44,831      29,528
                                    ---------   ---------   ---------
                                    1,054,167    747,704     553,657
                                    ---------   ---------   ---------
EXPENSES:
Property operating                    176,846    129,094      96,851
Depreciation and amortization         200,900    135,780      92,739
Real estate taxes                      98,830     69,173      53,941
Repairs and maintenance                43,000     31,779      24,614
Advertising and promotion              32,891     24,756      18,888
Merger integration costs                    0      7,236           0
Provision for credit losses             5,992      3,460       2,858
Other                                  18,678     14,914      12,630
                                    ---------   ---------   ---------
                                      577,137    416,192     302,521
                                    ---------   ---------   ---------
OPERATING INCOME                      477,030    331,512     251,136

INTEREST EXPENSE                      287,823    202,182     150,224
                                    ---------   ---------   ---------
INCOME BEFORE MINORITY INTEREST       189,207    129,330     100,912

MINORITY INTEREST                     (5,270)    (4,300)     (2,681)
GAINS ON SALES OF ASSETS, NET              20         88       1,871
                                    ---------   ---------   ---------
INCOME BEFORE UNCONSOLIDATED          183,957    125,118     100,102
ENTITIES

INCOME FROM UNCONSOLIDATED             19,176      9,545       1,403
ENTITIES
                                    ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS     203,133    134,663     101,505

EXTRAORDINARY ITEMS                        58    (3,521)     (3,285)
                                    ---------   ---------   ---------
NET INCOME                            203,191    131,142      98,220

PREFERRED UNIT REQUIREMENT            (29,248)   (12,694)     (1,490)
                                    ---------   ---------   ---------
NET INCOME AVAILABLE TO              $173,943   $118,448     $96,730
UNITHOLDERS                         =========   =========   =========

NET INCOME AVAILABLE TO
UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                      $107,989    $72,561     $57,781
Limited Partners                       65,954     45,887      38,949
                                    ---------   ---------   ---------
                                     $173,943   $118,448     $96,730
                                    =========   =========   =========
BASIC EARNINGS PER UNIT:
Income before extraordinary items       $1.08      $1.02       $1.08
Extraordinary items                        --      (0.03)      (0.04)
                                    ---------   ---------   ---------
Net income                              $1.08      $0.99       $1.04
                                    =========   =========   =========
DILUTED EARNINGS PER UNIT:
Income before extraordinary items       $1.08      $1.01       $1.08
Extraordinary items                        --      (0.03)      (0.04)
                                    ---------   ---------   ---------
Net income                              $1.08      $0.98       $1.04
                                    =========   =========   =========


  The accompanying notes are an integral part of these statements.


Statements of Partners' Equity
Simon DeBartolo Group, L.P. Consolidated

 (Dollars in thousands)


                                                                                        Limited
                                                               Unamortized     Total   Partners'
                                Preferred   General    Limited Restricted    Partners'  Equity
                                  Units     Partner    Partner Stock Award    Equity   Interest
                                --------  ----------  -------- ----------   ---------  --------
Balance at December 31, 1994          $0  ($807,613)        $0         $0   ($807,613) $909,306

General Partner Contributions               216,545                           216,545
(9,470,977 units)

Limited Partners'                                                                   0   (16,869)
Contributions (120,000 units)

Preferred unit contributions,
net of issuance costs
(4,000,000 units)                 99,923                                       99,923

Acquisition of Limited
Partners' interest and other
(333,462 and 334,522 units,                   5,036                             5,036      (301)
respectively)

Stock incentive program                       3,608                (3,605)          3
(143,311 units)

Amortization of stock                                                 918         918
incentive

Adjustment to allocate net                  (94,035)                          (94,035)   94,035
equity of the Operating
Partnership

Adjustment to reflect limited
partners' equity interest at
Redemption Value (Note 11)                   42,848                            42,848   (42,848)

Net income                         1,490     57,781                            59,271    38,949

Distributions                     (1,490)  (110,532)                         (112,022)  (73,508)

                                --------  ----------  -------- ----------   ---------  --------
Balance at December 31, 1995      99,923   (686,362)         0     (2,687)   (589,126)  908,764

1996 Adjustment to reflect
limited partners' interest at
Historical Value (Note 11)                  822,072     86,692                908,764  (908,764)
                                --------  ----------   --------  ---------  ---------- ---------
                                  99,923    135,710     86,692     (2,687)    319,638         0
                                                                                       =========
General Partner Contributions                10,518                            10,518
(442,225 units)

Units issued in connection
with Merger (37,877,965
and 23,219,012 units,                       922,379    565,448              1,487,827
respectively)

Other unit issuances (472,410                              275                    275
units)

Preferred units issued, net
of issuance costs
(8,000,000 units)                192,989                                      192,989

Stock incentive program                       4,751                (4,751)          0
(200,030 units)

Amortization of stock                                               2,084       2,084
incentive

Adjustment to allocate net                  (14,382)    14,382                      0
equity  of the Operating
Partnership

Net income                        12,694     72,561     45,887                131,142

Distributions                    (12,694)  (114,142)   (72,401)              (199,237)

Other                                           (62)                              (62)
                                --------  ---------   --------  --------    ---------
Balance at December 31, 1996     292,912  1,017,333    640,283     (5,354)  1,945,174

General Partner Contributions               200,920                           200,920
(6,311,273 units)

Units issued in connection
with
acquisitions (2,193,037 and                  70,000     26,408                 96,408
876,712, respectively)

Stock incentive program                      14,016               (13,262)        754
(448,753 units)

Amortization of stock                                               5,386       5,386
incentive

  Preferred units issued, net    146,072                                      146,072
of issuance costs  (3,000,000
                       units)

Conversion of 4,000,000
Series A preferred units
into 3,809,523 common units      (99,923)    99,923                                 0

Adjustment to allocate net                  (82,869)    82,869                      0
equity  of the Operating
Partnership

Unrealized gain on long-term                  2,420      1,365                  3,785
investments

Net income                        29,248    107,989     65,954                203,191

Distributions                    (29,248)  (198,701)  (122,442)              (350,391)
                                -------- ----------   --------  ---------  ----------
Balance at December 31, 1997    $339,061 $1,231,031   $694,437   ($13,230) $2,251,299
                                ======== ==========   ========  =========  ==========



   The accompanying notes are an integral part of these statements.

Statements of Cash Flows
 Simon DeBartolo Group, L.P. Consolidated

 (Dollars in thousands)

                                             For the Year Ended December 31,
                                             1997          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:      ----------    ----------   ---------
  Net income                                $ 203,191     $ 131,142   $ 98,220
Adjustments to reconcile net income to
net cash provided
  by operating activities-
Depreciation and amortization                 208,539       143,582    101,262
Extraordinary items                               (58)        3,521      3,285
Gains on sales of assets, net                     (20)          (88)    (1,871)
Straight-line rent                             (9,769)       (3,502)    (1,126)
Minority interest                               5,270         4,300      2,681
Equity in income of unconsolidated            (19,176)       (9,545)    (1,403)
entities
Changes in assets and liabilities-
Tenant receivables and accrued revenue        (23,284)       (6,422)     5,502
Deferred costs and other assets               (30,203)      (12,756)   (14,290)
Accounts payable, accrued expenses and         36,417      (13,768)      2,076
other liabilities
  Net cash provided by operating
activities                                    370,907       236,464    194,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                 (980,427)      (56,069)   (88,272)
Capital expenditures                         (305,178)     (195,833)   (98,220)
Cash from DRC Merger, acquisitions and
consolidation of
     joint ventures, net                       19,744        37,053      4,346
Change in restricted cash                      (2,443)        1,474          0
Proceeds from sale of assets                      599           399      2,550
Investments in unconsolidated entities        (47,204)      (62,096)   (22,180)
Distributions from unconsolidated             144,862        36,786      6,214
entities
Investments in and advances (to)/from         (18,357)       38,544    (27,117)
Management Company
Other investing activities                    (55,400)            0          0
Net cash used in investing activities      (1,243,804)     (199,742)  (222,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions                     344,438       201,704    242,377
Partnership distributions                    (350,391)     (257,403)  (177,726)
Minority interest distributions, net             (219)       (5,115)    (3,680)
Mortgage and other note proceeds, net of    2,976,222     1,293,582    456,520
transaction costs
Mortgage and other note principal          (2,030,763)   (1,267,902)  (531,566)
payments
Other refinancing transaction                 (21,000)            0          0
Net cash provided by (used in) financing      918,287       (35,134)   (14,075)
activities

INCREASE (DECREASE) IN CASH AND CASH           45,390         1,588    (42,418)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, beginning of        64,309        62,721    105,139
period

CASH AND CASH EQUIVALENTS, end of period   $  109,699    $   64,309   $ 62,721


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

                                                   Year Ended December 31,
                                                      1997        1996
                                                  -----------  -----------
  Revenue                                         $ 1,172,082  $ 1,099,903
  Net income available for Unitholders
    attributable to:
     General Partner                                  103,118       86,845
     Limited Partners                                  63,006       54,690
       Total                                      $   166,124  $   141,535
  Net income per Unit                             $      1.02  $      0.89
  Net income per Unit - assuming dilution         $      1.02  $      0.89
  Weighted average number of Units outstanding 163,186,832 159,449,229 Weighted average number of Units outstanding
    - assuming dilution                           163,570,896  159,584,761

4. Summary of Significant Accounting Policies

          Investment Properties

     Investment Properties are recorded at cost (predecessor cost for Properties acquired from Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons")). Investment Properties for financial reporting purposes are reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated fair value will be charged to income. The Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements.

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

                                          December 31,
                                       1997          1996
                                      ---------   ----------
       Deferred financing costs       $  72,348    $  64,931
       Leasing costs and other          121,060       97,380
                                      ---------   ----------
                                        193,408      162,311
       Lessaccumulated
       amortization                      87,666       70,386
                                      ---------   ----------
              Deferred costs, net     $ 105,742    $  91,925

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

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1997, 1996 and 1995 was as follows:

                          Balance     Provision    Accounts     Balance
                            at           for       Written      at End
         Year Ended      Beginning     Credit        Off        of Year
                          of Year      Losses

     December 31, l997     $ 7,918      $ 5,992     $ (106)     $ 13,804

     December 31, l996     $ 5,485      $ 3,460    $(1,027)     $  7,918

     December 31, l995     $ 4,169      $ 2,858    $(1,542)     $  5,485

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

                                       For the Year Ended
                                          December 31,
  Distributions per Unit               1997         1996
  From book net income                 $  1.08       $  0.99
  Representing return of capital          0.93          0.64

          Total distributions          $  2.01       $  1.63

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

5. Investment Properties

     Investment properties consist of the following:

                                                 December 31,
                                              1997         1996
                                           ----------     ---------
   Land                                    $1,253,953    $1,003,221
   Buildings and improvements               5,560,112     4,270,244
                                           ----------     ---------
   Total land, buildings and
   improvements                             6,814,065     5,273,465
   Furniture, fixtures and equipment           53,289        27,556
                                           ----------     ---------
   Investment properties at cost            6,867,354     5,301,021
   Less-accumulated depreciation              461,792       279,072
                                           ----------     ---------
   Investment properties at cost, net      $6,405,562    $5,021,949



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

                                                        DECEMBER 31,
                                                 -------------------------
BALANCE SHEETS                                      1997           1996
ASSETS:                                           ----------     ----------
Investment properties at cost, net                $2,734,686     $1,887,555
Cash and cash equivalents                            101,582         61,267
Tenant receivables                                    87,008         58,548
Other assets                                          71,873         69,365
                                                  ----------     ----------
Total assets                                      $2,995,149     $2,076,735
                                                  ==========     ==========
LIABILITIES AND PARTNERS' EQUITY:
Mortgages and other notes payable                 $1,888,512     $1,121,804
Accounts payable, accrued expenses and other
  liabilities                                        212,543        213,394
                                                  ----------     ----------
Total liabilities                                  2,101,055      1,335,198
  Partners' equity                                   894,094        741,537
                                                  ----------     ----------
Total liabilities and partners' equity            $2,995,149     $2,076,735
                                                  ==========     ==========
THE OPERATING PARTNERSHIP'S SHARE OF:
Total assets                                      $1,009,691       $602,084
                                                  ==========     ==========
Partners' equity                                    $227,458       $144,376
Add: Excess Investment                               364,119        232,927
                                                  ----------     ----------
Operating Partnership's net Investment in Joint
  Ventures                                          $591,577       $377,303
                                                  ==========     ==========

                                             FOR THE YEAR ENDED DECEMBER 31,

                                            --------------------------------

   STATEMENTS OF OPERATIONS                   1997        1996        1995

REVENUE:                                    --------     --------    --------
  Minimum rent                              $256,100     $144,166     $83,905
  Overage rent                                10,510        7,872       2,754
  Tenant reimbursements                      120,380       73,492      39,500
  Other income                                19,364       11,178      13,980
                                            --------     --------    --------
Total revenue                                406,354      236,708     140,139

OPERATING EXPENSES:
  Operating expenses and other               144,256       88,678      46,466
  Depreciation and amortization               85,423       50,328      26,409
                                            --------     --------    --------
Total operating expenses                     229,679      139,006      72,875
                                            --------     --------    --------
OPERATING INCOME                             176,675       97,702      67,264
INTEREST EXPENSE                              96,675       48,918      28,685
EXTRAORDINARY ITEMS                          (1,925)      (1,314)     (2,687)
                                            --------     --------    --------
NET INCOME                                   $78,075      $47,470     $35,892
                                            ========     ========    ========
THIRD-PARTY INVESTORS' SHARE OF NET INCOME
                                              55,507       38,283      30,752
                                            --------     --------    --------
THE OPERATING PARTNERSHIP'S SHARE
   OF NET INCOME                             $22,568       $9,187      $5,140
AMORTIZATION OF EXCESS INVESTMENT             13,878        5,127          --
                                            --------     --------    --------
INCOME FROM UNCONSOLIDATED ENTITIES           $8,690       $4,060      $5,140
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

                                                         DECEMBER 31,
                                                     --------------------
BALANCE SHEET DATA:                                    1997         1996
                                                      --------     --------
Total assets                                          $137,750     $110,263
Notes payable  to the Operating Partnership at 11%,     66,859       63,978
  due 2008
Shareholders' equity (deficit)                             482     (11,879)

THE OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                        $128,596      $96,316
                                                      ========     ========
  Shareholders' equity (deficit)                        $3,088    $(13,567)
                                                      ========     ========

                                                  FOR THE YEAR ENDED DECEMBER 31,
  OPERATING DATA:                                   1997        1996       1995
                                                   -------     -------    --------
  Total revenue                                     85,542      78,665      43,118
  Operating Income                                  13,766       9,073       1,986
                                                   -------     -------    --------
  Net Income (Loss) Available for
    Common Shareholders                            $12,366      $7,673    $(4,321)
                                                   =======     =======    ========
 The Operating Partnership's Share of Net Income
  (Loss) after intercompany profit elimination
                                                   $10,486      $5,485    $(3,737)
                                                   =======     =======    ========

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

9. Indebtedness

     Mortgages and other notes payable consist of the following:

                                               December 31,
                                            1997          1996
 FIXED-RATE DEBT                         -----------    ----------

 Mortgages, net                           $2,006,552    $2,076,428
 Unsecured public notes, net                 905,547       249,161
 Medium-term notes, net                      279,229            --
 Commercial mortgage pass-through
  certificates, net                          175,000       377,650
 6 3/4% Putable Asset Trust
  Securities, net                            101,297       101,472
                                          ----------    ----------
Total fixed-rate debt                      3,467,625     2,804,711

 VARIABLE-RATE DEBT

 Mortgages, net                              451,820       561,985

 Credit facility                             952,000       230,000

 Unsecured term loans                        133,000            --

 Commercial mortgage pass-through             50,000        85,288
  certificates, net

 Construction loan                            23,545            --
                                          ----------    ----------
Total variable-rate debt                   1,610,365       877,273
                                          ----------    ----------
  Total mortgages and other notes
  payable                                 $5,077,990    $3,681,984
                                          ==========    ==========

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

          Debt Maturity and Other

     As of December 31, 1997, scheduled principal repayments on indebtedness were as follows:

    1998                                        $    390,835
    1999                                           1,209,011
    2000                                             291,740
    2001                                             250,091
    2002                                             496,321
    Thereafter                                     2,442,335
                                                ------------
    Total principal maturities                     5,080,333
    Net unamortized debt premiums                    (2,343)
    Total mortgages and other notes payable      $ 5,077,990

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

10. Rentals under Operating Leases

     The Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1997, are as follows:

               1998                         $   623,652
               1999                             580,561
               2000                             521,398
               2001                             469,331
               2002                             420,169
               Thereafter                     1,768,777
                                            -----------
                                            $ 4,383,888

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

     On November 11, 1997, the Operating Partnership issued 3,809,523 Units upon the conversion of all of the outstanding 8.125% Series A Preferred Units.

     On September 27, 1996, the Company completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock ("Series B Preferred Stock"), generating net proceeds of approximately $193,000. Dividends on the Series B Preferred Stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the Series B Preferred Stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to the Operating Partnership in exchange for Preferred Units, the economic terms of which are substantially identical to the Series B Preferred Stock. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the Series B Preferred Stock.

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

     The fair value at date of grant for options granted during the years ended December 31, 1997, 1996 and 1995 was $3.18, $2.13 and $2.06 per option, respectively. The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                       December 31,
                           1997            1996            1995
Expected Volatility       17.63%          17.48%          17.86%
Risk-Free Interest         6.82%           6.63%          6.82%
Rate
Dividend Yield             6.9%            7.5%            7.9%
Expected Life            10 years        10 years        10 years

     The weighted average remaining contract life for options outstanding as of December 31, 1997 was 6.1 years.

     Information relating to the Stock Option Plans from January 1, 1995 through December 31, 1997 is as follows:

                                     Director Plan            Employee Plan
                                  ------------------     ----------------------
                                            OPTION                      OPTION
                                           PRICE PER                  PRICE PER
                                 OPTIONS     SHARE        OPTIONS       SHARE

                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                     $22.25 -                   $22.25 -
  DECEMBER 31, 1994               40,000       $27.00     2,070,147       $25.25

  Granted                         15,000      24.9375            --          N/A

  Exercised                           --           --       (6,876)        23.44

  Forfeited                           --           --      (49,137)    23.60 (1)
                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                   $22.25 -                     $22.25 -
  DECEMBER 31, 1995               55,000     27.00        2,014,134        25.25

  Granted                         44,080    23.50 (1)            --          N/A

  Exercised                      (5,000)        22.25     (367,151)    23.33 (1)

  Forfeited                      (9,000)    25.52 (1)      (24,000)    24.21 (1)
                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                                                $22.25 -
  DECEMBER 31, 1996               85,080  $15 - 27.38     1,622,983        25.25

  Granted                          9,000      29.3125            --          N/A

  Exercised                      (8,000)    23.62 (1)     (361,902)    23.29 (1)

  Forfeited                           --          N/A      (13,484)    23.99 (1)
                                 -------  -----------   -----------  -----------
  SHARES UNDER OPTION AT                                               $22.25 -
  DECEMBER 31, 1997               86,080  $15 - 27.38     1,247,597     25.25
                                 =======  ===========   ===========  ===========
  OPTIONS EXERCISABLE AT
  DECEMBER 31, 1997               77,080   23.96 (1)      1,247,597   $22.90 (1)
                                 =======  ===========   ===========  ===========
  SHARES AVAILABLE FOR GRANT AT
  DECEMBER 31, 1997                  920                  1,611,474
                                 =======                ===========

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

                                             $ 529,012

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

15. Quarterly Financial Data (Unaudited)

Summarized quarterly 1997 and 1996 data is as follows:

                           First         Second         Third        Fourth
                          Quarter       Quarter      Quarter (1)     Quarter        Total
                        -----------    -----------   -----------   -----------   -----------
        1997
Total revenue              $242,414       $245,055      $259,783      $310,222    $1,057,474
Operating income            111,706        114,455       117,572       133,297       477,030
Income before
extraordinary items          43,062         48,413        54,286        57,372       203,133
Net income available
to Unitholders               13,409         40,539        72,400        47,595       173,943
Net income before
extraordinary items
per Unit (2)                   0.23           0.27          0.28          0.29          1.08
Net income per Unit
(2)                            0.08           0.26          0.45          0.28          1.08
Weighted Average Units
Outstanding             157,946,908    158,494,224   159,795,424   167,760,629   161,022,887
Net income before
extraordinary items
per Unit - assuming
dilution (2)                   0.23           0.27          0.28          0.29          1.08
Net income per Unit -
assuming dilution (2)
                              $0.08          $0.26          0.45          0.28         $1.08
Weighted Average Units
Outstanding -
Assuming Dilution       158,343,827    158,337,889   160,180,477   168,146,728   161,406,951

        1996
Total revenue              $139,444       $143,761      $202,436      $262,063      $747,704
Operating income             61,073         63,051        82,715       124,673       331,512
Income before
extraordinary items          23,832         23,968        28,839        58,024       134,663
Net income available
to Unitholders               21,536         21,937        24,085        50,890       118,448
Net income before
extraordinary items
per Unit (2)                   0.23           0.23          0.20          0.33          1.02
Net income per Unit
(2)                            0.23           0.23          0.18          0.32          0.99
Weighted Average Units
Outstanding              95,664,804     95,842,853   131,056,267   157,632,609   120,181,895
Net income before
extraordinary items
per  Unit - assuming
dilution (2)                   0.23           0.23          0.20          0.33          1.01
Net income per Unit -
assuming dilution (2)
                              $0.23          $0.23         $0.18         $0.32         $0.98
Weighted Average Units
Outstanding -
Assuming Dilution        95,686,946     95,882,210   131,174,020   157,946,730   120,317,426

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
                          ========== ==========  ========== ======= ======== ========== ========== ==========  ========

                          SIMON DeBARTOLO GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1997

                            (Dollars in thousands)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                     1997            1996         1995

Balance, beginning of year         $5,273,465      $2,143,925  $1,887,122
Acquisitions                        1,238,909       2,843,287      32,547
Improvements                          312,558         224,605      73,097
Disposals                            (10,867)        (19,579)     (12,722)
Consolidation                              --          81,227     163,881
Balance, close of year             $6,814,065      $5,273,465  $2,143,925

     The aggregate net book value for federal income tax purposes as of December 31, 1997 was $4,745,605.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                         1997        1996         1995

Balance, beginning of year              $270,637     $147,341   $ 68,222
Carryover of minority partners'
interest in accumulated
depreciation of DeBartolo
Properties                                    --       13,505         --
Depreciation expense                     183,357      120,565     79,126
Disposals                                 (5,641)     (10,774)        (7)
Balance, close of year                  $448,353     $270,637   $147,341


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

                               INDEX TO EXHIBITS

Exhibits
2.1 Agreement and Plan of Merger among SPG, Sub and DRC, dated as of March 26, 1996, as amended (included as Annex I to the Prospectus/Joint Proxy Statement filed as part of Form S-4 of Simon Property Group, Inc. (Registration No. 333-06933))
2.2 Amendment and supplement to Offer to Purchase for Cash all Outstanding Beneficial Interests in The Retail Property Trust (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the Operating Partnership on September 12, 1997)
2.3 (d) Merger agreement between SDG, LP and SPG, LP
2.4 (d) Purchase and Sale Agreement between The Equitable Life Assurance Society of the United States and SM Portfolio Partners
2.5     Agreement and Plan of Merger among the Company and Corporate
        Property Investors and Corporate Realty Consultants, Inc. (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by the Company on February 24, 1998)
3.1 (c) Amended and Restated Charter
3.2 (c) Amended and Restated Bylaws, incorporated by reference to Annex VIII of the Company's Schedule 14A on May 8, 1996.
3.3 (c) Articles Supplementary with respect to the Series B Preferred Stock of the Company to the Amended and Restated Charter.
3.4 Articles Supplementary with respect to the Series C Preferred Stock of the Company to the Amended and Restated Charter. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Company on
        July 8, 1997)
3.5 (d) Articles Supplementary with respect to the conversion of the Series
        A Preferred Stock of the Company into Common Stock.
4.2 (a) Secured Promissory Note and Open-End Mortgage and Security Agreement from Simon Property Group, L.P. in favor of Principal Mutual Life Insurance Company (Pool 2).
4.3 (d) Second Amended and Restated Credit Agreement dated as of December
        22, 1997 among the Operating Partnership and Morgan Guaranty Trust Company of New York, Union Bank of Switzerland and Chase Manhattan Bank as Lead Agents.
9.1 (a) Voting Trust Agreement, Voting Agreement and Proxy between MSA, on the one hand, and Melvin Simon, Herbert Simon and David Simon, on the other hand.
10.1 Fifth Amended and Restated Limited Partnership Agreement of Simon DeBartolo Group, L.P. (Incorporated by Reference to Exhibit 10.1.1
        of the Company's Form S-4 (Registration No. 333-06933))
10.3 (a)Noncompetition Agreement dated as of December 1, 1993 between the Company and each of Melvin Simon and Herbert Simon.
10.4 (a)Noncompetition Agreement dated as of December 1, 1993 between the Company and David Simon.
10.5 (a)Restriction and Noncompetition Agreement dated as of December 1,
        1993 among the Company and the Management Companies.
10.6 (a)Simon Property Group, L.P. Employee Stock Plan.
10.7 (a)Simon DeBartolo Group, Inc. Director Stock Option Plan.
10.8 (c)Restated Indemnity Agreement dated as of August 9, 1996 between the Company and its directors and officers.
10.9 (a)Option Agreement to acquire the Excluded Retail Properties. (Previously filed as Exhibit 10.10.)
10.10 (a)    Option Agreement to acquire the Excluded PropertiesLand.
        (Previously filed as Exhibit 10.11.)
10.11 (a)    Registration Rights Agreement dated as of December 1, 1993 between the Company, certain Limited Partners and certain other parties. (Previously filed as Exhibit 10.12.)
10.12 (a)    Option Agreements dated as of December 1, 1993 between the
        Management Company and Simon Property Group, L.P. (Previously filed as Exhibit 10.20.)
10.13 (a)    Option Agreement dated as of December 1, 1993 to acquire
        Development Land. (Previously filed as Exhibit 10.22.)
10.14 (a)    Option Agreement dated December 1, 1993 between the Management
        Company and Simon Property Group, L.P. (Previously filed as Exhibit 10.25.)
10.15 (a)    Option Agreement dated December 1, 1993 between Simon
        Enterprises, Inc. and Simon Property Group, L.P. (Previously filed as Exhibit 10.26.)
10.16 (a)    Lock-Up Agreement dated December 20, 1993 between MSA and Simon
        Property Group, L.P. (Previously filed as Exhibit 10.27.)
10.17 (b)    Operating Agreement of Summit Mall Company, L.L.C. dated
        February 23, 1995.
10.19 Partnership Agreement of DeBartolo Capital Partnership (the "Financing Partnership") (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(b).)
10.20 Amended and Restated Articles of Incorporation of DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(c).)
10.21 Amended and Restated Code of Regulations of DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(d).)
10.25 First Amendment to the Corporate Services Agreement between DRC and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.17.)
10.26   Service Agreement between EJDC and DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10.(f).)
10.27 Master Services Agreement between DRP, LP and DPMI (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(g).)
10.28   First Amendment to Master Services Agreement between DRP, LP and
        DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit
        10.20.)
10.33 DRC 1994 Stock Incentive Plan (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(k).)
10.34 Purchase Option and Right of First Refusal Agreement between DRP, LP and Edward J. DeBartolo (for Northfield Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(o).)
10.35 Indemnification Agreement between DRC and its directors and officers (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(u).)
10.36 Amendment to Indemnification Agreement between DRP, LP and the directors and officers of DPMI (Incorporated by reference to the
        1995 DRC Form 10-K Exhibit 10.49.)
10.37 Indemnification Agreement between DRP, LP and the directors and officers of DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.50.)
10.38   Indemnification Agreement between DPMI and its directors and officers (Incorporated by reference to the 1995 DRC Form 10-K
        Exhibit 10.51.)
10.43 Office Lease between DRP, LP and an affiliate of EJDC (Southwoods Executive Center) (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.69.)
10.44 Sublease between DRP, LP and DPMI (Incorporated by reference to the 1995 DRC Form 10-K Exhibit 10.70.)
10.45 Purchase Option and Right of First Refusal Agreement between DRP, LP and Robinson Mall, Inc. (for The Mall at Robinson Town Center) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(1).)
10.46 Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)
10.47 Purchase Option and Right of First Refusal Agreement between DRP, LP and Washington Mall Associates (for Washington, Pennsylvania Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(3).)
10.48 Purchase Option and Right of First Offer Agreement between DRP, LP and Cutler Ridge Mall, Inc. (for Cutler Ridge Mall) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(q)(1).)
10.49 Purchase Option and Right of First Offer Agreement between DRP, LP and Almonte, Inc. (for Red Bird Mall) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(q)(2).)
10.50 Purchase Option and Right of First Refusal Agreement between DRP, LP and DeBartolo-Stow Associates (for University Town Center) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(r).)
10.51 Acquisition Option Agreement between DRP, LP and Coral Square Associates (for Coral Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(1).)
10.52 Acquisition Option Agreement between DRP, LP and Lakeland Square Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(2).)
10.53 (c)    Amended and Restated Articles of Incorporation of SD Property
        Group, Inc.
10.54 (c)    Amended and Restated Regulations of SD Property Group, Inc.
10.55 (c)    Indemnity Agreement by and between the Company and its new
        Directors, dated as of August 9, 1996
10.56 (c)    Contribution Agreement, dated as of June 25, 1996, by and among
        DRC and the former limited partners of SPG, LP., excluding JCP Realty, Inc. and Brandywine Realty, Inc.
10.57 (c)    JCP Contribution Agreement, dated as of August 8, 1996, by and among DRC and JCP Realty, Inc., and Brandywine Realty, Inc.
10.58 (c)    Subscription Agreement by and between Day Acquisition Corp., and the Purchaser (as defined in this Exhibit)
10.59 (c)    Amendment to Service Agreement dated as of August 9, 1996, between EJDC and DPMI
10.60 (c)    Registration Rights Agreement (the "Agreement"), dated as of
        August 9, 1996, by and among the "Simon Family Members" (As defined in the Agreement), SPG, Inc., JCP Realty, Inc., Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo Sr., Edward J.
        DeBartolo, Jr., Marie Denise DeBartolo York, and the Trusts and
        other entities listed on Schedule 2 of the Agreement, and any of their respective successors-in-interest and permitted assigns.
10.61 (c)    Fourth Amendment to Purchase Option Agreement, dated as of July
        15, 1996, between JCP Realty, Inc., and DRP, LP.
10.62 (d) Partnership Agreement of SM Portfolio Limited Partnership
10.63 (d) Limited Partnership Agreement of SDG Macerich Properties, L.P.
10.64 (d)    Agreement of Limited Partnership of Simon Capital Limited
        Partnership
21.1    List of Subsidiaries.
23.1    Consent of Arthur Andersen LLP.
99.1    Agreement dated November 13, 1996 between Simon DeBartolo Group,
        Inc. and Simon DeBartolo Group, L.P. (Incorporated by reference to Amendment No. 3 of Form S-3 filed by Simon DeBartolo Group, L.P. and Simon Property Group, L.P. on November 20, 1996 under Registration No. 333-11491)

    (a) Incorporated by reference to the exhibit with the same number (or as indicated) that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1993.

    (b) Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1995.

    (c) Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1996.

    (d) Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1997.

                                                                   EXHIBIT 21.1
                             List of Subsidiaries

Subsidiary                                       Jurisdiction

Charles Mall Company Limited Partnership             Maryland
DeBartolo Capital Partnership                        Delaware
DeBartolo Properties, Inc.                           Delaware
DeBartolo Properties II, Inc.                        Delaware
DeBartolo Properties III, Inc.                       Delaware
East Towne Mall Company Limited Partnership         Tennessee
Forestville Associates                               Maryland
Forum Finance Corp                                   Delaware
Golden Ring Mall Company Limited Partnership          Indiana
Jefferson Valley Mall Limited Partnership            Delaware
Knoxville Developers Limited Partnership              Indiana
The Retail Property Trust                       Massachusetts
Shopping Center Associates                           Delaware
Simon Property Group (Delaware), Inc.                Delaware
Simon Property Group (Illinois), L.P.                Illinois
Simon Property Group (Texas), L.P.                      Texas
SD Property Group, Inc.                                  Ohio
SDG Properties VII, Inc.                             Delaware
SDG Dadeland Associates, Inc.                        Delaware
SDG Dadeland Developers, Inc.                        Delaware
SDG EQ Associates, Inc.                              Delaware
SDG Orland, Inc.                                     Delaware
SDG Fashion Mall, Inc.                               Delaware

                                                                   EXHIBIT 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into Simon DeBartolo Group, L.P.'s previously filed Registration Statement File No. 333-33545-01.





                                   ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
July 17, 1998