Form 10-Q
period 1998-06-30
SIMON DEBARTOLO GROUP L P
filed 1998-08-14
CIK 1022344

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


Commission file number 333-11491


                       SIMON DeBARTOLO GROUP, L.P.
         (Exact name of registrant as specified in its charter)


                  Delaware                  34-1755769
               (State or other           (I.R.S. Employer
                jurisdiction
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
            (Address of principal           (Zip Code)
             executive offices)


   Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  [x]  NO
[ ]
<Page 01>


                       SIMON DeBARTOLO GROUP, L.P.
                                FORM 10-Q

                                  INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets
         as of June 30, 1998 and December 31,
         1997                                              3

         Consolidated Condensed Statements of
         Operations for the three-month and
         six-month periods ended June 30, 1998
         and 1997                                          4

         Consolidated Condensed Statements of
         Cash Flows for the six-month periods
         ended June 30, 1998 and 1997                      5

         Notes to Unaudited Consolidated
         Condensed Financial Statements                    6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                           14

Part II - Other Information

    Items 1 through 6                                      22


Signatures                                                 23
<Page 02>

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)
                                                   June 30,  December 31,
                                                     1998        1997
ASSETS:
Investment properties, at cost                   $7,063,621    $6,867,354
  Less - accumulated depreciation                   558,504       461,792
                                                  6,505,117     6,405,562
Cash and cash equivalents                           103,365       109,699
Restricted cash                                       5,962         8,553
Tenant receivables and accrued revenue, net         189,344       188,359
Notes and advances receivable from Management
Company and affiliate                               110,854        93,809
Investment in partnerships and joint ventures, at
equity                                              760,450       612,140
Investment in Management Company and affiliates           0         3,192
Other investment                                     56,338        53,785
Deferred costs and other assets                     175,500       164,413
Minority interest                                    25,885        23,155
Total assets                                     $7,932,815    $7,662,667

LIABILITIES:
Mortgages and other indebtedness                 $5,228,015    $5,077,990
Accounts payable and accrued expenses               247,680       245,121
Cash distributions and losses in partnerships and
joint ventures, at equity                            23,870        20,563
Investment in Management Company and affiliates         973             0
Other liabilities                                    82,059        67,694
Total liabilities                                 5,582,597     5,411,368

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 11,000,000 units outstanding
                                                    339,195       339,061

General Partners, 113,678,134 and 109,643,001
units outstanding, respectively                   1,301,017     1,231,031

Limited Partners, 64,182,681 and 61,850,762 units
outstanding, respectively                           734,554       694,437

Unamortized restricted stock award                 (24,548)      (13,230)

Total partners' equity                            2,350,218     2,251,299
Total liabilities and partners' equity           $7,932,815    $7,662,667



The accompanying notes are an integral part of these statements.
<Page 03>

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)
                                  For the                  For the
                             Three  Months Ended       Six Months Ended
                                    June 30,                 June 30,
                                1998         1997       1998        1997

REVENUE:
Minimum rent                   $186,474    $149,354   $370,934   $297,373
Overage rent                     10,701      10,049     20,483     17,564
Tenant reimbursements            91,811      74,208    181,971    150,031
Other income                     21,389      11,444     37,244     22,501
Total revenue                   310,375     245,055    610,632    487,469

EXPENSES:
Property operating               50,479      41,357    100,258     84,025
Depreciation and amortization    58,313      44,129    116,618     87,483
Real estate taxes                28,764      24,589     58,959     49,350
Repairs and maintenance          11,655       7,597     23,550     17,546
Advertising and promotion         8,621       6,687     16,722     11,900
Provision for credit losses         733       1,850      3,455      2,825
Other                             6,584       4,391     12,177      8,179
Total operating expenses        165,149     130,600    331,739    261,308

OPERATING INCOME                145,226     114,455    278,893    226,161

INTEREST EXPENSE                 92,510      67,076    184,420    134,994
INCOME BEFORE MINORITY
INTEREST                         52,716      47,379     94,473     91,167

MINORITY INTEREST               (2,154)       (741)    (3,596)    (2,225)
GAINS (LOSSES) ON SALES OF
ASSETS                          (7,219)        (17)    (7,219)         20
INCOME BEFORE UNCONSOLIDATED
ENTITIES                         43,343      46,621     83,658     88,962

INCOME FROM UNCONSOLIDATED
ENTITIES                            171       1,792      4,980      2,513
INCOME BEFORE EXTRAORDINARY
ITEMS                            43,514      48,413     88,638     91,475

EXTRAORDINARY ITEMS               7,024     (1,467)      7,024   (24,714)
NET INCOME                       50,538      46,946     95,662     66,761

PREFERRED UNIT REQUIREMENT      (7,334)     (6,407)   (14,668)   (12,813)

NET INCOME AVAILABLE TO
UNITHOLDERS                     $43,204     $40,539    $80,994    $53,948

NET INCOME AVAILABLE TO
UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                 $27,467     $24,951    $51,415    $33,184
Limited Partners                 15,737      15,588     29,579     20,764
                                $43,204     $40,539    $80,994    $53,948
BASIC EARNINGS PER UNIT:
Income before extraordinary
items                             $0.21       $0.27      $0.42      $0.50
Extraordinary items                0.04      (0.01)       0.04     (0.16)
Net income                        $0.25       $0.26      $0.46      $0.34

DILUTED EARNINGS PER UNIT:
Income before extraordinary
items                             $0.21       $0.27      $0.42      $0.50
Extraordinary items                0.04      (0.01)       0.04     (0.16)
Net income                        $0.25       $0.26      $0.46      $0.34

The accompanying notes are an integral part of these statements.
<Page 04>

SIMON DeBARTOLO GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)
                                              For the Six Months
                                                 Ended June 30,
                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $95,662        $66,761
Adjustments to reconcile net income to
net cash provided
  by operating activities-
Depreciation and amortization                120,915         90,961
Extraordinary items                          (7,024)         24,714
(Gains) losses on sales of assets, net         7,219           (20)
Straight-line rent                           (4,091)        (3,461)
Minority interest                              3,596          2,225
Equity in income of unconsolidated
entities                                     (4,980)        (2,513)
Changes in assets and liabilities-
Tenant receivables and accrued revenue         4,507          7,104
Deferred costs and other assets              (1,866)        (8,370)
Accounts payable, accrued expenses and
other liabilities                              (817)        (5,347)
                                          -----------    -----------
  Net cash provided by operating
activities                                   213,121        172,054
                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                               (243,355)              0
Capital expenditures                       (126,776)      (142,327)
Change in restricted cash                      2,591       (27,304)
Cash from acquisitions                         4,387              0
Net proceeds from sales of assets             46,087            599
Investments in unconsolidated entities       (6,554)       (25,130)
Distributions from unconsolidated
entities                                     113,426         19,211
Investments in and advances to
Management Company                          (17,045)       (14,757)
Other investing activity                           0       (55,400)
                                          ----------    -----------
Net cash used in investing activities      (227,239)      (245,108)
                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, net      92,350          5,920
Minority interest distributions, net         (6,326)        (1,792)
Partnership distributions                  (190,425)      (170,646)
Mortgage and other note proceeds, net of
transaction costs                          1,485,545        590,798
Mortgage and other note principal
payments                                 (1,373,360)      (349,589)
Other refinancing transaction                      0       (21,000)
                                          -----------    -----------
Net cash provided by (used in) financing
activities                                     7,784         53,691
                                          -----------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS        (6,334)       (19,363)

CASH AND CASH EQUIVALENTS, beginning of
period                                       109,699         64,309

                                          ----------    -----------
CASH AND CASH EQUIVALENTS, end of period    $103,365        $44,946
                                          ===========    ===========


The accompanying notes are an integral part of these statements.
<Page 05>
                       SIMON DeBARTOLO GROUP, L.P.

     Notes to Unaudited Consolidated Condensed Financial Statements

            (Dollars in thousands, except per share amounts)


Note 1 - Organization

     Simon DeBartolo Group, L.P. (the "Operating Partnership") is a subsidiary partnership of Simon DeBartolo Group, Inc. (the "Company"). The Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. The Company is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As of June 30, 1998, the Operating Partnership owned or held an interest in 216 income-producing properties, which consisted of 131 regional malls, 75 community shopping centers, three specialty retail centers, four mixed-use properties and three value-oriented super-regional malls in 34 states (the "Properties"). The Operating
Partnership also owned interests in one specialty retail center and one value-oriented super-regional mall under construction, an additional two community centers in the final stages of preconstruction development and eight parcels of land held for future development. In addition, the Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" - See Note
7). The Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties.
The Company owned 63.9% of the Operating Partnership at both June 30, 1998 and December 31, 1997.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto included in the Simon DeBartolo Group, L.P. Annual Report, as amended, on Form 10-K/A .

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

     Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 75.0% ownership interests and the investment in the Management Company are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

     Net operating results of the Operating Partnership are allocated to the Company based first on the Company's preferred unit preference and then on its remaining ownership interest in the Operating Partnership during the period. The Company's remaining weighted average ownership interest in the Operating Partnership for the three-month periods ended June 30, 1998 and 1997 was 63.6% and 61.5%, respectively. The Company's remaining weighted average ownership interest in the Operating Partnership for the six-month periods ended June 30, 1998 and 1997 was 63.5% and 61.5%, respectively.
<Page 06>
Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation. These reclassifications have no impact on the net operating results previously recorded.

Note 4 - Acquisitions and Development

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87,300, which included the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 units of ownership interest in the Operating Partnership ("Units"), valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional 15% ownership interests in Lakeline Mall and Lakeline Plaza for 191,634 Units valued at approximately $6,300. On April 30, 1998 the Operating Partnership acquired additional 10% ownership interests in Lakeline Mall and Lakeline Plaza for 127,756 Units valued at approximately $4,200. On July 31, 1998, the Operating Partnership acquired additional 5% ownership interests in both Lakeline Mall and Lakeline Plaza for $2,100 in cash. These acquisitions increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 80%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a $300,000 unsecured revolving credit facility, which bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998. This facility was subsequently retired as described in Note 8.

     In March of 1998, the Operating Partnership opened the approximately $13,300 Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square-foot community center. In addition, phase I of the approximately $34,000 Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in the Company's portfolio.

     On April 15, 1998, the Operating Partnership purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255. This 134,000 square-foot community center is in Buffalo Grove, Illinois.

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17,176. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.

     Effective June 1, 1998, the Operating Partnership sold The
Promenade for $33,500. The sale has been accounted for as an adjustment to the allocation of the purchase price for the SCA Properties (See below). Effective June 30, 1998, the Operating Partnership sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

     On June 4, 1998, the Operating Partnership, Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, and Harvard
Private Capital Group ("Harvard") announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. The Operating Partnership and its affiliated Management Company have contributed $15,000 of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37,500 over the next 12 to 18 months,subject to certain financial and other conditions. The agreement with BEG is structured to allow the Operating Partnership, Argo II and Harvard to collectively acquire a controlling interest in BEG over time.

     Pro Forma

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA
Properties"). Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA Properties to a third party for similar interests in two other SCA Properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven Properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA Properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. Additionally, on February 2, 1998, the Operating Partnership sold the community center for $9,550. Also in 1998, as described above, the Operating Partnership sold The Promenade, another SCA Property. At the completion of these transactions, the Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. Final adjustments to the purchase price allocation were not completed at June
30, 1998. While no material changes to the allocation are anticipated, additional changes will be recorded in 1998.
<Page 07>
     The following unaudited pro forma summary financial information excludes any extraordinary items and combines the consolidated results of operations of the Operating Partnership as if the RPT acquisition had occurred as of January 1, 1997, and was carried forward through June 30, 1997. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the RPT acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                               Six Months
                                             Ended June 30,
                                                  1997

Revenue                                           $  558,532
Net income available for Unitholders
attributable to:
General Partner                                       44,425
Limited Partners                                      27,800
                                               -------------
  Total                                        $      72,225
                                               ==============
Net income per Unit                           $         0.45
                                               ==============
Net income per Unit - assuming dilution       $         0.45
                                               ==============
Weighted average number of Units outstanding
                                                 160,597,521
                                               ==============
Weighted average number of Units outstanding
- assuming dilution                              160,972,777

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1998 was $186,614, as compared to $132,889 for the same period in 1997. All accrued distributions had been paid as of June 30, 1998 and December 31, 1997. See Notes 4 and 9 for information about non-cash transactions during the six months ended June 30, 1998.

Note 6 - Per Unit Data

     In accordance with SFAS No. 128 (Earnings Per Share), basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended June 30, 1998 and 1997 was 176,098,843 and 158,494,224, respectively. The weighted average number of Units used in the computation for the six-month periods ended June 30, 1998 and 1997 was 174,599,824 and 158,222,077, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended June 30, 1998 and 1997 was 176,441,372 and 158,337,889, respectively. The diluted weighted average number of Units used in the computation for the six-month periods ended June 30, 1998 and 1997 was 174,989,025 and 158,597,333, respectively. The Operating Partnership's 4,000,000 Series A preferred Units have not been considered in the computations of diluted earnings per Unit for any of the periods presented, as they did not have a dilutive effect. On November 11, 1997, these Units were converted into 3,809,523 Units. Accordingly, the increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the Operating Partnership is due entirely to the effect of outstanding options under the Operating Partnership's Employee Plan and Director Plan. Basic and diluted earnings were the same for all periods presented.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     In March 1998, the Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the Operating Partnership. The Operating Partnership applied the distribution against its investment in The Source.
<Page 08>
     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                           June 30,     December 31,
BALANCE SHEETS                               1998           1997
Assets:
  Investment properties at cost, net       $3,838,289    $ 2,880,094
  Cash and cash equivalents                    94,019        101,582
  Tenant receivables                           98,891         87,008
  Other assets                                 91,976         71,548
                                           ----------     ----------
   Total assets                            $4,123,175    $ 3,140,232
                                           ==========    ===========

Liabilities and Partners' Equity:
  Mortgages and other indebtedness         $2,487,967    $ 1,888,512
  Accounts payable, accrued expenses and
other liabilities                             187,562        212,543
                                           ----------     ----------
   Total liabilities                        2,675,529      2,101,055
  Partners' equity                          1,447,646      1,039,177
                                            ---------      ---------
   Total liabilities and partners' equity  $4,123,175    $ 3,140,232
                                           ==========     ==========
The Operating Partnership's Share of:
  Total assets                             $1,537,286    $ 1,082,232
                                           ==========     ==========
  Partners' equity                         $  444,197     $  297,866
  Add: Excess Investment (See below)          292,383        293,711
                                           ----------     ----------
  The Operating Partnership's Net
Investment in Joint Ventures               $  736,580   $    591,577

                                    For the three         For the six
                                    months ended         months ended
                                      June 30,             June 30,

STATEMENTS OF OPERATIONS           1998       1997       1998       1997

Revenue:
  Minimum rent                   $106,881   $ 53,749   $197,562   $106,204
  Overage rent                      4,988      1,623      7,810      3,314
  Tenant reimbursements            44,782     24,346     86,658     49,578
  Other income                      5,534      5,666     11,220      7,363
                                  -------    -------    -------    -------
     Total revenue                162,185     85,384    303,250    166,459

Operating Expenses:
  Operating expenses and other     56,866     30,121    107,503     60,915
  Depreciation and amortization    31,835     17,062     61,625     35,061

                                  -------    -------    -------    -------
     Total operating expenses      88,701     47,183    169,128     95,976

Operating Income                   73,484     38,201    134,122     70,483
Interest Expense                   46,501     20,489     85,178     41,578
Extraordinary Losses                   42        324         42      1,182
                                  -------    -------    -------    -------
Net Income                         26,941     17,388     48,902     27,723
Third Party Investors' Share of
Net Income                         17,207     13,340     34,030     20,377
                                  -------    -------    -------    -------
The Operating Partnership's
Share of Net Income              $  9,734   $  4,048   $ 14,872   $  7,346
Amortization of Excess
Investment (See below)            (3,417)    (3,062)    (5,402)    (5,969)
                                  =======    =======    =======    =======
Income from Unconsolidated
Entities                         $  6,317     $  986    $ 9,470   $  1,377
<Page 09>
     As of June 30, 1998 and December 31, 1997, the unamortized excess of the Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $292,383 and $293,711, respectively. This
Excess Investment, which resulted primarily from the Company's August 9, 1996 acquisition, through merger (the "DRC Merger"), of the national shopping center business of DeBartolo Realty Corporation ("DRC"), is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended June 30, 1998 and June 30, 1997 was $3,417 and $3,062, respectively. Amortization included in income from unconsolidated entities for the six-month periods ended June 30, 1998 and June 30, 1997 was $5,402 and $5,969, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property, 33 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Operating Partnership's share of consolidated net income (loss) of the Management Company, after intercompany profit eliminations, was ($6,146) and $806 for the three-month periods ended June 30, 1998 and 1997, respectively, and was ($4,490) and $1,136 for the six-month periods ended June 30, 1998 and 1997, respectively.

Note 8 - Debt

     On June 18, 1998, the Operating Partnership refinanced a $33,878 mortgage on a regional mall Property and recorded a $7,024 extraordinary gain on the transaction, including debt forgiveness of $5,162 and the write-off of a premium of $1,862. The new mortgage, which totals $35,000, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

     On June 22, 1998, the Operating Partnership completed the sale of $1,075,000 of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375,000 bearing interest at 6.625% and maturing on June 15, 2003 (2) $300,000 bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200,000 bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200,000 of 7.00% Mandatory Par Put
Remarketed Securities ("MOPPRS") due June 15, 2028, which are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS of approximately $5,302 is being amortized over the life of the debt securities. The net proceeds of approximately $1,062,000 were combined with approximately $40,000 of working capital and used to retire and terminate the $300,000 unsecured revolving credit facility (See Note 4) and to reduce the balance of the Operating Partnership's $1,250,000 unsecured revolving credit facility (the "Credit Facility") to $27,000. The Credit Facility has an initial maturity of September 1999 with an optional one-year extension. The debt retired had a weighted average interest rate of 6.29%.

     The Operating Partnership has obtained a commitment from The Chase Manhattan Bank, as administrative agent, for a $1,400,000 unsecured line of credit (the "Facility") in connection with the Operating Partnership's pending merger with Corporate Property Investors ("CPI") (the "CPI Merger") (See Note 12). The Facility, which is scheduled to close in conjunction with the CPI Merger, will bear interest at LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on the nine-month anniversary of the closing (ii) $450,000 on the eighteen-month anniversary of the closing and (iii) $500,000 on the two-year anniversary of the closing. The Facility will be subject to covenants and conditions substantially identical to those of the Credit Facility.

     At June 30, 1998, the Operating Partnership had consolidated debt of $5,228,015, of which $4,569,953 was fixed-rate debt and $658,062 was variable-rate debt. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1998 and December 31, 1997 was $1,097,292 and $770,776,
respectively. As of June 30, 1998 and December 31, 1997, the Operating Partnership had interest-rate protection agreements related to $674,279 and $380,379 of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, consolidated interest savings were $179 and $1,086 for the six months ended June 30, 1998 and 1997, respectively.
<Page 10>
Note 9- Partners' Equity

     The following table summarizes the change in the Operating
Partnership's partners' equity since December 31, 1997.


                                                          Unamortized     Total
                      Preferred   General      Limited     Restricted   Partners'
                        Units    Partners      Partners   Stock Award    Equity

Balance at December
31, 1997               $339,061  $1,231,031     $694,437    $(13,230) $2,251,299

General partner
contributions
(3,024,846 Units)                    93,321                               93,321

Units issued in
connection with
acquisitions
(519,889 and
2,336,699 Units,
respectively)                        17,176       76,114                  93,290

Stock incentive
program (487,498
Units, net of
forfeitures)                         15,765                  (15,765)         --

Amortization of stock
incentive                                                       4,447      4,447

her (2,900 general
partner Units issued
and 4,780 limited
partner Units redeemed)     134          93        (156)                      71

Adjustment to
allocate net equity
 of the Operating
Partnership                           2,615      (2,615)                      --

Distributions          (14,668)   (112,030)     (63,727)               (190,425)

                       --------  ----------   -----------   ----------  ----------
Subtotal                324,527   1,247,971      704,053     (24,548)  2,252,003

Comprehensive Income:

Net income               14,668      51,415       29,579                  95,662

Unrealized loss on
investment (1)                        1,631          922                   2,553

                       --------  ----------  -----------  -----------   ----------
Total Comprehensive
Income                   14,668      53,046       30,501           --     98,215
                       --------  ----------  -----------  -----------   ----------
Balance at June 30,
1998                   $339,195 $ 1,301,017    $ 734,554   $ (24,548) $2,350,218

 (1) Amounts consist of the Company's pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc., a publicly traded REIT, which the Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.

     Stock Incentive Programs

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of DRC's stock incentive program (the "DRC Plan"). In April 1998, 492,478 shares were awarded to executives relating to 1997 performance. Through June 30, 1998, 1,279,592 shares of common stock of the Company, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Approximately $3,100 and $1,519 relating to these programs were amortized in the three-month periods ended June 30, 1998 and 1997, respectively and approximately $4,447 and $3,024 relating to these programs were amortized in the six-month periods ended June 30, 1998 and 1997, respectively. The cost of restricted stock grants, based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

     Common Stock Issuances

     During the second quarter, the Company issued 2,957,335 shares of its common stock in private offerings generating combined net proceeds of approximately $91,412. The net proceeds were contributed to the Operating Partnership in exchange for a like number of Units. The Operating Partnership used the net proceeds for general working capital purposes.
<Page 11>
Note 10 - Commitments and Contingencies

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

Note 11 - New Accounting Pronouncements

     During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The Operating Partnership has adopted this pronouncement prospectively, beginning May 22, 1998, which did not materially impact the quarterly financial statements. Management has determined that adopting EITF 98-9 retroactively would not have had a material impact on the financial statements, nor does management expect the adoption to have a material impact on the 1998 annual financial statements.

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 will be effective for the Operating Partnership beginning with the 1999 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.
<Page 12>
Note 12 - Proposed Merger with Corporate Property Investors

     On February 19, 1998, the Company and Corporate Property Investors ("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed September of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion. In anticipation of the merger, on July 31, 1998, CPI, with the Operating Partnership's assistance, completed the sale of its General Motors office building in New York, New York for approximately $800,000.
<Page 13>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Overview

     On September 29, 1997, the Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"). RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states. Following the completion of the tender offer, the SCA portfolio was restructured. The Operating Partnership exchanged its 50% interests in two SCA properties to a third party for similar interests in two other SCA properties, in which it had 50% interests, with the result that SCA then owned interests in a total of eleven properties. Effective November 30, 1997, the Operating Partnership also acquired the remaining 50% ownership interest in another of the SCA properties. In addition, an affiliate of the Operating Partnership acquired the remaining 1.2% interest in SCA. On February 2, 1998, the Operating Partnership sold the community center for $9.6 million and on June 1, 1998, the Operating Partnership sold The Promenade for $33.5 million. At the completion of these transactions, the Operating Partnership directly or indirectly now owns 100% of eight of the nine SCA properties, and 50% of the remaining property.

     In addition, the following Property opening and ownership acquisitions (the "Property Transactions"), collectively, had a notable impact on the Operating Partnership's results of operations in the comparative periods. On August 29, 1997, the Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the Operating Partnership acquired 100% of The Fashion Mall at Keystone at the Crossing, a 651,671 square-foot regional mall, along with an adjacent 29,140 square-foot community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, the Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. (See "Liquidity and Capital Resources" for additional information regarding the Cordova Mall acquisition.)

     Results of Operations

For the Three Months Ended June 30, 1998 vs. the Three Months Ended June
30, 1997

     Total revenue increased $65.3 million or 26.7% for the three months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($38.1 million), the Property Transactions ($13.8 million) and approximately $2.7 million realized from marketing initiatives throughout the portfolio from the Company's new strategic marketing division, Simon Brand Ventures ("SBV"). Excluding these items, total revenues increased $10.8 million, primarily due to a $3.0 million increase in minimum rent and an $8.1 million increase in other income. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The $8.1 million increase in other income is primarily the result of a $6.3 million increase in interest and dividend income, including a $5.0 million dividend received from DPMI.

     Total operating expenses increased $34.5 million, or 26.5%, for the three months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($20.4 million) and the Property Transactions ($9.2 million). Excluding these transactions, total operating expenses increased $4.9 million, primarily due to a $3.2 million increase in depreciation and amortization and a $1.9 million increase in repairs and maintenance.

     Interest expense increased $25.4 million, or 37.9% for the three months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily a result of the RPT acquisition ($18.2 million), the Property Transactions ($4.0 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($3.8 million) and the Chelsea stock ($0.7 million). Excluding these transactions, interest expense has decreased $1.3 million, primarily resulting from a decrease in the weighted average interest rates on consolidated indebtedness and reductions in indebtedness from capital raised in common and preferred stock offerings.
<Page 14>
     The $7.2 million loss on the sale of an asset in 1998 is the result of the July 1, 1998, sale of Southtown Mall for $3.3 million.

     Income (loss) from unconsolidated entities decreased from $1.8 million in 1997 to $0.2 million in 1998, resulting from a decrease in the Operating Partnership's share of income from the Management Company ($7.0 million), partially offset by an increase in its share of income from partnerships and joint ventures ($5.3 million). The decrease in Management Company income includes a $5.0 million dividend declared by DPMI, substantially all of which went to the Operating Partnership, and a $2.4 million increase in salaries and wages, including the vesting of the restricted stock awards. The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the unconsolidated joint-venture Properties opened or acquired since June 30, 1997 ($6.8 million) including $4.2 million from the IBM Properties.

     The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt of $5.2 and the write-off of the premium on such indebtedness $1.8 million.

     Net income was $50.5 million for the three months ended June 30, 1998, as compared to $46.9 million for the same period in 1997, reflecting an increase of $3.6 million, for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

For the Six Months Ended June 30, 1998 vs. the Six Months Ended June 30,
1997

     Total revenue increased $123.2 million or 25.3% for the six months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($74.5 million), the Property Transactions ($24.2 million) and approximately $6.2 million realized from SBV marketing initiatives. Excluding these items, total revenues increased $18.2 million, primarily due to a $7.4 million increase in minimum rent and a $10.5 million increase in other income. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The increase in other income includes a $7.8 million increase in interest and dividend income, including a $5.0 million dividend received from DPMI.

     Total operating expenses increased $70.4 million, or 27.0%, for the six months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily the result of the RPT acquisition ($40.7 million) and the Property Transactions ($14.9 million). Excluding these transactions, total operating expenses increased $14.8 million, primarily due to an $9.2 million increase in depreciation and amortization, a $2.2 million increase in advertising and promotion and a $2.1 million increase in repairs and maintenance.

     Interest expense increased $49.4 million, or 36.6% for the six months ended June 30, 1998, as compared to the same period in 1997. This increase is primarily as a result of the RPT acquisition ($37.0 million) and the Property Transactions ($8.7 million), and incremental interest on borrowings under the Credit Facility to acquire the IBM Properties ($5.1 million) and the Chelsea stock ($1.4 million). Excluding these transactions, interest expense has decreased $2.8 million, primarily resulting from a decrease in the weighted average interest rates on consolidated indebtedness and reductions in indebtedness from capital raised in common and preferred stock offerings.

     The $7.2 million loss on the sale of an asset in 1998 is the result of the July 1, 1998, sale of Southtown Mall for $3.3 million.

     Income (loss) from unconsolidated entities increased from $2.5 million in 1997 to $5.0 million in 1998, resulting from an increase in the Operating Partnership's share of income from partnerships and joint ventures ($8.1 million), partially offset by a decrease in its share of income from the Management Company ($5.6 million). The increase in the Operating Partnership's share of income from partnerships and joint ventures is primarily from the unconsolidated joint-venture Properties opened or acquired since June 30, 1997 ($9.3 million) including $5.1 million from the IBM Properties. The decrease in Management Company income includes a $5.0 million dividend declared by DPMI substantially all of which went to the Operating Partnership.

     The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt of $5.2 and the write-off of the premium on such indebtedness $1.8 million. The $24.7 million loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and write-off of mortgage costs associated with early extinguishments of debt.
<Page 15>
     Net income was $95.7 million for the six months ended June 30, 1998, as compared to $66.8 million for the same period in 1997, reflecting an increase of $28.9 million, primarily for the reasons discussed above, and was allocated to the Company based on the Company's preferred unit preference and ownership interest in the Operating Partnership during the period.

     New Accounting Pronouncement

     During the second quarter of 1998, the Financial Accounting Standards Board released EITF 98-9, which clarified its position relating to the timing of recognizing contingent rent. The Operating Partnership has adopted this pronouncement prospectively, beginning May 22, 1998, which did not materially impact the quarterly financial statements. Management has determined that adopting EITF 98-9 retroactively would not have had a material impact on the financial statements, nor does management expect the adoption to have a material impact on the 1998 annual financial statements. Management estimates the negative impact on earnings for the third quarter of 1998 to be approximately $6.0 million.

     Liquidity and Capital Resources

     As of June 30, 1998, the Operating Partnership's balance of unrestricted cash and cash equivalents was $103.4 million. In addition to its cash balance, the Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $1,221.8 million available after outstanding borrowings and letters of credit at June 30, 1998. The Company and the Operating Partnership also have access to public equity and debt markets. The Company has an equity shelf registration statement currently effective, under which $950 million in equity securities may be issued, and the Operating Partnership has a debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

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

     Sensitivity Analysis

     The Operating Partnership's future earnings, cash flows and fair values relating to financial instruments is dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $3.1 million per year, and would decrease the fair value of debt by approximately $706 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $3.5 million per year, and would increase the fair value of debt by approximately $968 million.

     Financing and Debt

     At June 30, 1998, the Operating Partnership had consolidated debt of $5,228 million, of which $4,570 million is fixed-rate debt bearing interest at a weighted average rate of 7.27% and $658 million is variable-rate debt bearing interest at a weighted average rate of 6.47%. As of June 30, 1998, the Operating Partnership had interest rate protection agreements related to $542.4 million of consolidated variable-rate debt. The Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest costs of $14 thousand for the three months ended June 30, 1998 compared to interest savings of $473 thousand for the same period in 1997. Interest savings were $179 thousand and $1,086 thousand for the six months ended June 30, 1998 and 1997, respectively. The Operating Partnership's hedging activities did not materially impact its weighted average borrowing rates.

     Scheduled principal payments of consolidated indebtedness over the next five years is $1,744 million, with $3,486 million thereafter, which excludes the $2 million net discount on indebtedness. The Company's ratio of consolidated debt-to-market capitalization was 46.0% at both June 30, 1998 and December 31, 1997.

     On June 22, 1998, the Operating Partnership completed the sale of $1.075 billion of senior unsecured debt securities. The issuance included three tranches of senior unsecured notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003 (2) $300 million bearing interest at 6.75% and maturing on June 15, 2005 and
(3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate the Operating Partnership's $300 million unsecured revolving credit facility and to reduce the balance of the Operating Partnership's Credit Facility to $27 million. The Credit Facility has an initial maturity of September 1999, which the Operating Partnership may, at its option, extend for up to one year. The debt retired had a weighted average interest rate of 6.29%.
<Page 16>
     On June 18, 1998, the Operating Partnership refinanced a $33.9 million mortgage on a regional mall Property and recorded a $7.0 million extraordinary gain, including debt forgiveness of $5.2 million and the write-off of a premium of $1.8 million. The new mortgage, which totals $35 million, bears interest of 7.33% and matures on June 18, 2008. The retired mortgage bore interest at 9.25% with a maturity of January 1, 2011.

     The Operating Partnership has obtained a commitment from The Chase Manhattan Bank, as administrative agent, for a $1.4 billion unsecured line of credit (the "Facility") in connection with the pending CPI Merger. The Facility, which is scheduled to close in conjunction with the CPI Merger, will bear interest at LIBOR plus 65 basis points and will mature at the following intervals (i) $450 million on the nine-month anniversary of the closing (ii) $450 million on the eighteen-month anniversary of the closing and (iii) $500 million on the two-year anniversary of the closing. The Facility will be subject to covenants and conditions substantially identical to those of the Credit Facility.

     During the second quarter, the Company issued 2,957,335 shares of its common stock in private offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the Operating Partnership in exchange for a like number of Units. The Operating Partnership used the net proceeds for general working capital purposes.

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

     On January 26, 1998, the Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87.3 million, which included the assumption of a $28.9 million mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55.5 million. This 874,000 square-foot regional mall is wholly-owned by the Operating Partnership.

     On January 30, 1998, the Operating Partnership acquired additional 15% ownership interests in Lakeline Mall and Lakeline Plaza for Units valued at approximately $6.3 million. On April 30, 1998 the Operating Partnership acquired additional 10% ownership interests in Lakeline Mall and Lakeline Plaza for 127,756 Units valued at approximately $4.2 million. On July 31, 1998, the Operating Partnership acquired another 5% ownership of both Lakeline Mall and Lakeline Plaza for $2.1 million in cash. These acquisitions have increased the Operating Partnership's ownership interest in each of these Properties to a noncontrolling 80%.

     On February 27, 1998, the Operating Partnership, in a joint venture partnership with Macerich, acquired a portfolio of twelve regional malls and two community centers comprising approximately 10.7 million square feet of GLA at a purchase price of $974.5 million, including the assumption of $485.0 million of indebtedness. The Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The Operating Partnership funded its share of the cash portion of the purchase price using borrowings from a new $300 million unsecured revolving credit facility, which bore interest at LIBOR plus 0.65% and had a maturity of August 27, 1998.

     On April 15, 1998, the Operating Partnership purchased the remaining 7.5% ownership interest in Buffalo Grove Towne Center for $255 thousand.

     Effective May 5, 1998, in a series of transactions, the Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of the Company's common stock, valued at approximately $17.2 million. The Operating Partnership issued 519,889 Units to the Company as consideration for the shares of common stock.
<Page 17>
     Effective June 1, 1998, the Operating Partnership sold The Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, the Operating Partnership sold Southtown Mall for $3.3 million and recorded a $7.2 million loss on the transaction.

     Portfolio Restructuring. As a continuing part of the Operating Partnership's long-term strategic plan, management is evaluating the potential sale of the Operating Partnership's non-retail holdings, along with a number of retail assets that are no longer aligned with the Operating Partnership's strategic criteria.

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     In March 1998, the Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. The Operating Partnership owns 100% of this 196,000 square foot community center. In addition, phase I of the approximately $34 million Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall in the Operating Partnership's portfolio.

     Construction continues on the following development projects: The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA is scheduled to open in December 1998 in South Miami, Florida and Concord Mills, an approximately $218 million, 50%-owned value-oriented super regional mall project, is scheduled to open in the fall of 1999 in Concord (Charlotte), North Carolina.

     In addition, the Operating Partnership is in the final stages of predevelopment on Houston Premium Outlets in Houston, Texas and The Shops at North East Plaza in Hurst, Texas. Houston Premium Outlets is the Operating Partnership's first project in its joint venture partnership with Chelsea GCA to develop premium manufacturers' outlet shopping centers. This 50%-owned 462,000 square foot center is scheduled to begin construction in August 1998 and open in September 1999. The Shops at North East Plaza is a 320,000 square-foot community center project adjacent to North East Mall. This wholly-owned project is scheduled to begin construction this fall, with a fall 1999 opening date.

     On June 4, 1998, the Operating Partnership, Argo II, an investment fund established by J.P. Morgan and The O'Connor Group, and Harvard Private Capital Group ("Harvard") announced that they have collectively committed to acquire a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated retail real estate developer, lessor and manager headquartered in Paris, France. The Operating Partnership and its affiliated Management Company have contributed $15.0 million of equity capital for a noncontrolling 22% ownership interest and are committed to an additional investment of $37.5 million over the next 12 to 18 months, subject to certain financial and other conditions. The agreement with BEG is structured to allow the Operating Partnership,
 Argo II and Harvard to collectively gain a controlling interest in BEG over time.

     A key objective of the Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1998 is approximately $300 million. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The Operating Partnership currently has 18 expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1998 completion dates and an additional five with 1999 completion dates. Included in consolidated investment properties at June 30, 1998 is approximately $243 million of construction in progress, with another $80.3 million in the unconsolidated joint venture investment properties.

     Distributions. During 1998, on each of January 23, April 23, and July 22, the Operating Partnership declared distributions of $0.5050 per Unit payable to Unitholders of record on February 6, 1998, May 8, 1998 and August 6, 1998, respectively. All of such dividends have been paid. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred dividends of $1.0938 per Series B preferred Unit and $1.9725 per Series C preferred Unit were paid during the first six months of 1998.
<Page 18>
     Investing and Financing Activities

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

     Cash used in investing activities for the six months ended June 30, 1998 of $227.2 million is primarily the result of acquisitions of $243.4 million, $126.8 million of capital expenditures and $17.0 million of investments in and advances to the Management Company, partially offset by the net proceeds of $46.1 million from the sales of Sherwood Gardens, The Promenade and Southtown Mall and net distributions from unconsolidated entities of $106.9 million, which includes $52.1 million associated with the refinancing of Randall Park Mall and $33.4 million from The Source transactions described above. The $17.0 million investment in the Management Company is primarily the $15.0 million investment in Group BEG described earlier. Acquisitions include $240.3 million for the acquisition of the IBM Properties and $2.7 million for the acquisition of Cordova Mall. Capital expenditures include development costs of $32.9 million, including $25.9 million at The Shops at Sunset Place. Also included in capital expenditures is renovation and expansion costs of approximately $72.3 million, including, $16.4 million, and $5.8 million at Prien Lake Mall and Richardson Square, respectively, and tenant costs and other operational capital expenditures of approximately $21.6 million.

     Cash flows from financing activities for the six months ended June 30, 1998 was $7.8 million and includes net proceeds from sales of common stock ($92.4 million) contributed from the Company in exchange for a like number of Units and net borrowings of $112.2 million primarily used to fund 1998 acquisition and development activity, partially offset by distributions of $196.8 million.

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

     Total EBITDA for the Properties increased from $419.2 million for the six months ended June 30, 1997 to $591.3 million for the same period in 1998, representing a 41.1% increase. This increase is primarily attributable to the RPT acquisition ($59.7 million), the IBM Properties ($27.9 million) and the other Properties opened or acquired during 1997 and 1998 ($54.3 million). During this period operating profit margin increased from 64.1% to 64.7%. Excluding the newly opened or acquired Properties, operating profit margin would be 64.5%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of the Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. The Operating Partnership's method of calculating FFO may be different from the methods used by other REITs.
FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and
(iii) is not an alternative to cash flows as a measure of liquidity.
<Page 19>
     The following summarizes FFO and reconciles income before extraordinary items to FFO for the periods presented:
                             For the Three Months   For the Six Months
                                Ended June 30,        Ended June 30,
                                  1998      1997      1998       1997
(In thousands)
FFO                             $115,957  $ 93,285   $224,864  $181,224
                                ========  ========   ========  ========
Reconciliation:
Income before extraordinary
items                           $ 43,514  $ 48,413   $ 88,638  $ 91,475
Plus:
Depreciation and amortization
from consolidated Properties      58,082    43,774    116,161    87,086
The Operating Partnership's
share of depreciation and
amortization and extraordinary
items from unconsolidated
affiliates                        16,304     9,152     31,108    18,010
Loss on the sale of real estate    7,219        --      7,219        --
Less:
Gain on the sale of real estate       --        17         --      (20)
Minority interest portion of
depreciation, amortization and
extraordinary items              (1,828)   (1,664)    (3,594)   (2,514)
Preferred distributions          (7,334)   (6,407)   (14,668)  (12,813)
                                     ---
                                 -------   -------    -------   -------
FFO                             $115,957  $ 93,285   $224,864  $181,224

     Portfolio Data

     The following statistics exclude Charles Towne Square, Richmond Town Square and Mission Viejo Mall, which are all undergoing extensive redevelopments. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume. For the six months ended June 30, 1998 compared to the same period in 1997, total reported retail sales at mall and freestanding GLA owned by the Operating Partnership ("Owned GLA") in the regional malls and value-oriented super-regional malls, and all reporting tenants at community shopping centers increased $1,298 million or 44.7% from $2,902 million to $4,200 million, primarily as a result of the RPT acquisition, the IBM Properties and other Property additions to the portfolio ($1,210 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 85.2% at June 30, 1997, to 87.0% at June 30, 1998. Occupancy levels for value-oriented super-regional malls was 95.1% at June 30, 1998. Occupancy levels for community shopping centers decreased from 92.4% at June 30, 1997, to 90.5% at June 30, 1998. Owned GLA has increased 17.4 million square feet from June 30, 1997, to June 30, 1998, primarily as a result of the RPT acquisition, the acquisition of the IBM Properties, Cordova Mall, Dadeland Mall, The Fashion Center at Keystone at the Crossing and the openings of Arizona Mills, Grapevine Mills, The Source, Muncie Plaza and Lakeline Plaza, partially offset by the sales The Promenade and Southtown Mall.

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 10.3%, from $20.94 at June 30, 1997 to $23.10 for the same period in 1998. Average base rents per square foot of Owned GLA at value-oriented super-regional malls was $16.12 at June 30, 1998 and average base rents of Owned GLA in the community shopping centers decreased 3.6%, from $7.75 at June 30, 1997 to $7.47 for the same period in 1998.
<Page 20>
     Inflation

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

     Definitive Merger Agreement

     On February 19, 1998, the Company and Corporate Property Investors
("CPI") signed a definitive agreement to merge the two companies. The merger is expected to be completed in September of 1998 and is subject to approval by the shareholders of the Company as well as customary regulatory and other conditions. A majority of the CPI shareholders have already approved the transaction. Under the terms of the agreement, the shareholders of CPI will receive, in a reverse triangular merger, consideration valued at $179 for each share of CPI common stock held consisting of $90 in cash, $70 in the Company's common stock and $19 worth of 6.5% convertible preferred stock. The common stock component of the consideration is based upon a fixed exchange ratio using the Company's February 18, 1998 closing price of $33 5/8 per share, and is subject to a 15% symmetrical collar based upon the price of the Company's common stock determined at closing. In the event the Company's common stock price at closing is outside the parameters of the collar, an adjustment will be made in the cash component of consideration. The total purchase price, including indebtedness which would be assumed, is estimated at $5.8 billion. In anticipation of the merger, on July 31, 1998, CPI, with the Operating partnership's assistance, completed the sale of its General Motors office building in New York, New York for approximately $800 million.

     Seasonality

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.
<Page 21>
Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

         None.
<Page 22>
                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SIMON DEBARTOLO GROUP, L.P.
                                    By: Simon DeBartolo Group Inc.
                                     General Partner

Date: August 14, 1998                 /s/ John Dahl
                                      ------------------
                                       John Dahl,
                                       Senior Vice President and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)

<Page 23>