Form 10-Q/A
period 1998-09-30
SIMON PROPERTY GROUP L P /DE/
filed 1999-03-31
CIK 1022344

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Simon Property Group, L.P. hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 1998 to correct the consolidated Balance Sheet as of September 30, 1998 to reflect an adjustment required with regard to the allocation of the purchase price in connection with the CPI Merger (see Note
3).

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SIMON PROPERTY GROUP, L.P.
                              By: Simon Property Group, Inc.
                                  General Partner

                              /s/ James M. Barkley
                              -----------------------------------
                              James M. Barkley,
                              Secretary/General Counsel

                              Date: March 29, 1999

                           SIMON PROPERTY GROUP, L.P.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
          (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                                                            September 30,        December 31,
                                                                                                 1998               1997
                                                                                            ------------         ------------
ASSETS:
       Investment properties, at cost                                                       $ 11,493,293         $  6,867,354
         Less-- accumulated depreciation                                                         634,277              461,792
                                                                                            ------------         ------------
                                                                                              10,859,016            6,405,562
       Goodwill                                                                                   58,134                 --
       Cash and cash equivalents                                                                  78,971              109,699
       Restricted cash                                                                             1,685                8,553
       Tenant receivables and accrued revenue, net                                               215,468              188,359
       Due from SRC (Note 11)                                                                      4,093                 --
       Notes and advances receivable from Management Company and affiliate                       131,956               93,809
       Investment in partnerships and joint ventures, at equity                                1,203,118              612,140
       Investment in Management Company and affiliates                                             1,334                3,192
       Other investment                                                                           48,239               53,785
       Deferred costs and other assets                                                           228,759              164,413
       Minority interest                                                                          29,442               23,155
                                                                                            ------------         ------------
            Total assets                                                                    $ 12,860,215         $  7,662,667
                                                                                            ============         ============

LIABILITIES:
       Mortgages and other indebtedness                                                     $  7,744,926         $  5,077,990
       Accounts payable and accrued expenses                                                     413,903              245,121
       Accrued distributions                                                                      84,496                  ---
       Cash distributions and losses in partnerships and joint ventures, at equity                25,836               20,563
       Other liabilities                                                                          73,590               67,694
                                                                                            ------------         ------------
            Total liabilities                                                                  8,342,751            5,411,368
                                                                                            ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' EQUITY:

       Preferred units, 16,053,580 units outstanding                                           1,057,178              339,061

       General Partners, 161,490,077 and 109,643,001 units outstanding, respectively           2,491,919            1,231,031

       Limited Partners, 64,181,981 and 61,850,762 units outstanding, respectively               990,378              694,437

       Unamortized restricted stock award                                                        (22,011)             (13,230)
                                                                                            ------------         ------------
            Total partners' equity                                                             4,517,464            2,251,299
                                                                                            ------------         ------------
            Total liabilities and partners' equity                                          $ 12,860,215         $  7,662,667
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

      The Company accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No. 16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is the acquiring company because the SDG common stockholders hold a majority of the common stock of the Company post-merger. The value of the consideration paid by SDG has been allocated on a preliminary basis to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $58,134. Goodwill will be amortized over the estimated life of the properties of 35 years. The allocation of the purchase will be finalized when the Operating Partnership completes its evaluation of the assets acquired and liabilities assumed and finalizes its operating plan.

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

      The amount due from SRC of $4,093 at September 30, 1998 represents expenses paid by CPI in 1998, including legal, accounting, investment advisory and other costs on behalf of SRC in connection with the CPI Merger.

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