Form 10-K
period 1998-12-31
SIMON PROPERTY GROUP L P /DE/
filed 1999-03-31
CIK 1022344

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number 333-11491


                           SIMON PROPERTY GROUP, L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         34-1755769
          --------                                         ----------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

      115 West Washington Street
        Indianapolis, Indiana                               46204
        ---------------------                               -----
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

Portions of Simon Property Group, Inc.'s Proxy Statement in connection with its Annual Meeting of Shareholders are incorporated by reference in Part III.
================================================================================

                           SIMON PROPERTY GROUP, L.P.
                           Annual Report on Form 10-K
                               December 31, 1998

                               TABLE OF CONTENTS


Item No.  Page No.
--------  --------



                                     Part I

  1. Business..............................................................  4
  2. Properties............................................................  9
  3. Legal Proceedings..................................................... 34
  4. Submission of Matters to a Vote of Security Holders................... 35

                                    Part II

  5. Market for the Registrant and Related Unitholders Matters............. 36
  6. Selected Financial Data............................................... 37
  7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................. 38
 7A. Quantitative and Qualitative Disclosure About Market Risk............. 50
  8. Financial Statements and Supplementary Data........................... 50
  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 50


                                    Part III

 10. Directors and Executive Officers of the Registrant.................... 51
 11. Executive Compensation................................................ 51
 12. Security Ownership of Certain Beneficial Owners and Management........ 51
 13. Certain Relationships and Related Transactions........................ 51

                                  Part IV

 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K..... 52

                                     Part I

Item 1. Business


     Background

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation, formerly known as Simon DeBartolo Group, Inc. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation. ("SRC" and together with SPG, the "Companies"). Units of partnership interests ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC.

     The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, the SPG Operating Partnership owned or held an interest in 240 income-producing properties, which consist of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, the Companies' direct and indirect ownership interests in the Operating Partnerships were 71.6% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages Properties generally not wholly-owned by the SPG Operating Partnership and certain other properties, and also engages in certain property development activities. The SPG Operating Partnership also holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Portfolio Properties, as well as certain other regional malls and community shopping centers owned by third parties.


     The CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, Simon DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc ("CRC") combined their business operations (the "CPI Merger"). Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14 million in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

     Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

     In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc.". CRC was renamed "SPG Realty Consultants, Inc.". In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

     Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153 million) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see Note 9 to the financial statements)) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 Units and 5,053,580 preferred Units in the SPG Operating Partnership. The preferred partnership interests carry substantially the same economic terms and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

     For additional information concerning the CPI Merger, please see Note 3 to the financial statements.


     The DRC Merger

     On August 9, 1996, the national shopping center business of DeBartolo Realty Corporation ("DRC") was acquired for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, SPG issued a total of 37,873,965 shares of common stock to the DRC shareholders. DRC became a 99.9% subsidiary of the SPG. SPG changed its name to "Simon DeBartolo Group, Inc." In addition, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock of DPMI, for $2.5 million in cash.

     For additional information concerning the DRC Merger, please see Note 4 to the financial statements.


     General

     As of December 31, 1998, the SPG Operating Partnership owned or held interests in a diversified portfolio of 240 income-producing Properties, including 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls located in 35 states. Regional malls (including specialty retail centers, and retail space in the mixed-use Properties), community centers and the remaining portfolio comprised 90.3%, 6.0%, and 3.7%, respectively of total consolidated rent revenues and tenant reimbursements in 1998. The value-oriented super-regional malls are not included in consolidated rent revenues and tenant reimbursements as they are all accounted for using the equity method of accounting. The Properties contain an aggregate of approximately 164.9 million square feet of GLA, of which 97.4 million square feet is owned by the SPG Operating Partnership ("Owned GLA"). More than 4,400 different retailers occupy more than 18,300 stores in the Properties. Total estimated retail sales at the Properties exceeded $31 billion in 1998.




     Operating Strategies

     The SPG Operating Partnership's primary business objectives are to increase per Unit cash generated from operations and the value of the Portfolio Properties and operations. The SPG Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

     Leasing. The SPG Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.

     Management. Drawing upon the expertise gained through management of a geographically diverse portfolio nationally recognized as high quality retail and mixed-use Properties, the SPG Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities directed towards establishing and maintaining customer loyalty, and systematic planning and monitoring of results.

     Acquisitions. The SPG Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes that consolidation will continue to occur within the shopping center industry, creating opportunities for the SPG Operating Partnership to acquire additional portfolios of shopping centers and increase operating profit margins. Management also believes that its extensive experience in the shopping center business, access to capital markets, national operating scope, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Additionally, the SPG Operating Partnership may be able to acquire properties on a tax- advantaged basis for the transferors.

     Development. The SPG Operating Partnership's focus is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 1998, the SPG Operating Partnership opened two new community shopping centers. In March of 1998, the SPG Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. The SPG Operating Partnership owns 100% of this 196,000 square-foot community center. In addition, phase I of the approximately $34.0 million Lakeline Plaza opened in April 1998 in Austin, Texas. Phase II of this 360,000 square-foot community center is scheduled to open in 1999. Each of these new community centers is adjacent to an existing regional mall property. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA opened in January of 1999 in South Miami, Florida. The SPG Operating Partnership owns a noncontrolling 37.5% of this specialty retail center.

     Construction also continues on the following projects, which have an aggregate construction cost of approximately $620 million, the SPG Operating Partnership's share of which is approximately $347 million:

     o Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

     o The Mall of Georgia, an approximately 1.5 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 444,000 square-foot community shopping center project, which is scheduled to open in October of 1999. Simon Group has a noncontrolling 50% ownership interest in each of these development projects.

     o In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Plaza and Waterford Lakes at a combined 1,243,000 square feet of GLA.

     The SPG Operating Partnership also has direct or indirect interests in eleven other parcels of land being held for future development in nine states totaling approximately 904 acres. Management believes the SPG Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.


     Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1998, the SPG Operating Partnership completed construction and opened nine new expansion and/or renovation projects: Aventura Mall in Miami, Florida; Castleton Square in Indianapolis, Indiana; Independence Center in Independence, Missouri; Irving Mall in Irving, Texas; Prien Lake Mall in Lake Charles, Louisiana; Richardson Square in Dallas, Texas; Tyrone Square in St. Petersburg, Florida; Walt Whitman Mall in Huntington, New York; and West Town Mall in Knoxville, Tennessee.


     The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. The SPG Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     Competition

     The SPG Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) the mall marketing initiatives of Simon Brand Ventures, which the SPG Operating Partnership believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the SPG Operating Partnership to be the leader in the industry.

     All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material effect on the SPG Operating Partnership's ability to lease space and on the level of rents the SPG Operating Partnership can obtain.

     There are numerous commercial developers, real estate companies and other owners of real estate that compete with the SPG Operating Partnership in its trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that the SPG Operating Partnership and its competitors develop and manage.



     Environmental Matters

     General Compliance. Management believes that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances (see Item 3. Legal Proceedings). Nearly all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the SPG Operating Partnership. No assurance can be given that existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities; that any previous owner, occupant or tenant of a Portfolio Property did not create any material environmental condition not known to management; that the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of additional environmental liability.

     Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Asbestos-containing materials will be removed by the SPG Operating Partnership in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

     Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All such tanks have been or are being removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters have not been and are not expected to be material.

     Properties to be Developed or Acquired. Land being held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the SPG Operating Partnership will conduct environmental due diligence consistent with past practice.


     Employees

     The SPG Operating Partnership and its affiliates employ approximately, 6,300 persons at various centers and offices throughout the United States. Approximately 935 of such employees are located at the SPG Operating Partnership's headquarters in Indianapolis, Indiana, and approximately 1,075 of all employees are part-time.

     Insurance

     The SPG Operating Partnership has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its Properties. Management believes that such insurance provides adequate coverage.


     Corporate Headquarters

     The SPG Operating Partnership's executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is (317) 636-1600.

     Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of SPG, which is the managing general partner of the SPG Operating Partnership, as of December 31, 1998.

                 Name          Age   Position
                 ----          ---   --------
     Melvin Simon (1)          72    Co-Chairman
     Herbert Simon (1)         64    Co-Chairman
     David Simon (1)           37    Chief Executive Officer
     Hans C. Mautner           60    Vice Chairman
     Richard S. Sokolov        49    President and Chief Operating Officer
     Randolph L. Foxworthy     54    Executive Vice President - Corporate
                                     Development
     William J. Garvey         59    Executive Vice President - Property
                                     Development
     James A. Napoli           52    Executive Vice President - Leasing
     John R. Neutzling         46    Executive Vice President -
                                       Property Management
     James M. Barkley          47    General Counsel; Secretary
     Stephen E. Sterrett       43    Treasurer
     John Rulli                42    Senior Vice President - Human Resources &
                                     Corporate Operations
     James R. Giuliano, III    41    Senior Vice President

     (1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of SPG. The executive officers of SPG serve at the pleasure of the Board of Directors and have served in such capacities since the formation of SPG in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov and Mr. Giuliano who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.


     Mr. Foxworthy is the Executive Vice President - Corporate Development of SPG. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with SPG since its formation in 1993.

     Mr. Garvey is the Executive Vice President - Property Development of SPG. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

     Mr. Napoli is the Executive Vice President - Leasing of SPG. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

     Mr. Neutzling is the Executive Vice President - Property Management of SPG. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

     Mr. Barkley serves as SPG's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

     Mr. Sterrett serves as SPG's Treasurer. He joined MSA in 1989 and has held various positions with MSA.

     Mr. Rulli holds the position of Senior Vice President - Human Resources and Corporate Operations. He joined MSA in 1988 and has held various positions with MSA.

     Mr. Giuliano has served as Senior Vice President since the DRC Merger. He joined DRC in 1993, where he served as Senior Vice President and Chief Financial Officer up to the DRC Merger.

Item 2. Properties


     Portfolio Properties

     The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 152 regional malls in the Properties range in size from approximately 200,000 to 2.2 million square feet of GLA, with all but three regional malls over 400,000 square feet. These regional malls contain in the aggregate nearly 16,000 occupied stores, including over 600 anchors which are mostly national retailers. As of December 31, 1998, regional malls (including specialty retail centers, and retail space in the mixed-use Properties) represented 85.0% of total GLA, 79.9% of Owned GLA and 85.8% of total annualized base rent of the Properties.

     Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 77 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1998, community shopping centers represented 11.1% of total GLA, 13.7% of Owned GLA and 6.6% of the total annualized base rent of the Properties.

     The SPG Operating Partnership also has an interest in three specialty retail centers, five office and mixed-use Properties and three value-oriented super-regional malls. The specialty retail centers contain approximately 763,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The five office and mixed-use Properties range in size from approximately 350,000 to 1,033,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, two are located in mixed-use developments and contain primarily office space and one is solely office space. The value-oriented super-regional malls are each joint venture partnerships ranging in size from approximately 1.2 million to 1.3 million square feet of GLA. These include Arizona Mills, Grapevine Mills and Ontario Mills. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 1998, value-oriented super-regional malls represented 2.3% of total GLA, 3.7% of Owned GLA and 4.1% of the total annualized base rent of the Properties.

     As of December 31, 1998, approximately 89.9% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 98.2% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 91.4% of Owned GLA in the community shopping centers was leased.

     Of the 240 Properties, 172 are owned 100% by the SPG Operating Partnership and the remainder are held as joint venture interests. The SPG Operating Partnership is the managing or co-managing general partner of all but eight of the Properties held as joint venture interests.

                                  ADDITIONAL INFORMATION



     The following table sets forth certain information, as of December 31, 1998, regarding the Properties:


                                                The SPG
                             Ownership         Operating
                              Interest       Partnership's
                           (Expiration if      Percentage       Year Built         Total
        Name/Location        Lease) (1)        Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------      ----------         ------------      -----------        -----        -------------------------
 REGIONAL MALLS

 1. Alton Square         Fee                    100.0      Acquired 1993      641,409      Famous Barr, JCPenney,
    Alton, IL                                                                              Sears

 2. Amigoland Mall       Fee                    100.0       Built 1974        558,622      Beall's, Dillard's, JCPenney,
    Brownsville, TX                                                                        Montgomery Ward

 3. Anderson Mall        Fee                    100.0       Built 1972        637,924      Gallant Belk, JCPenney,
    Anderson, SC                                                                           Sears, Uptons, United Artists
                                                                                           Theatre
 4. Aurora Mall          Ground Lease           100.0        Acquired         999,932      JCPenney, Foley's (3), Sears
    Aurora, CO           (2009)                                1998

 5. Aventura Mall (4)    Fee                     33.3       Built 1983      1,551,190      AMC Theatre, Bloomingdales,
    Miami, FL                                                                              Burdines (5), JCPenney, Lord
                                                                                           & Taylor, Macy's, Sears
 6. Avenues, The         Fee                     25.0       Built 1990      1,112,206      Belk, Dillard's,
    Jacksonville, FL                                                                       Sears, Parisian, JCPenney

 7. Barton Creek Square  Fee                    100.0       Built 1981      1,369,938      Dillard's (3), Foley's,
    Austin, TX                                                                             General Cinema, JCPenney,
                                                                                           Sears, Montgomery Ward
 8. Battlefield Mall     Fee and Ground         100.0       Built 1970      1,198,759      Dillard's, Famous Barr,
    Springfield, MO      Lease (2056)                                                      Montgomery Ward, Sears,
                                                                                           JCPenney
 9. Bay Park Square      Fee                    100.0       Built 1980        642,639      Kohl's, Montgomery Ward,
    Green Bay, WI                                                                          Shopko, Elder-Beerman, Marcus
                                                                                           Cinema
10. Bergen Mall          Fee and Ground         100.0        Acquired         922,432      Value City, Stern's,
    Paramus, NJ          Lease (6) (2061)                      1987                        Marshall's, Off 5th-Saks
                                                                                           Fifth Avenue Outlet

11. Biltmore Square      Fee                 (7) 66.7       Built 1989        494,548      Belk, Dillard's, Proffitt's,
    Asheville, NC                                                                          Goody's

12. Boynton Beach Mall   Fee                    100.0       Built 1985      1,064,137      Burdines, Macy's, Sears,
    Boynton Beach, FL                                                                      Dillard's (3) (5), JCPenney

13. Brea Mall            Fee                    100.0        Acquired       1,302,126      JCPenney, Robinsons-May,
    Brea, CA                                                   1998                        Nordstrom, Sears, Macy's

14. Broadway Square      Fee                    100.0      Acquired 1994      571,430      Dillard's, JCPenney, Sears
    Tyler, TX

15. Brunswick Square     Fee                    100.0       Built 1973        734,639      Barnes & Noble (5), Brunswick
    East Brunswick, NJ                                                                     Square Movies,
                                                                                                Macy's, JCPenney


                                                       The SPG
                                  Ownership           Operating
                                   Interest         Partnership's
                                (Expiration if        Percentage       Year Built         Total
        Name/Location             Lease) (1)          Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------           ------------      -----------        -----        -------------------------
 REGIONAL MALLS


16. Burlington Mall            Ground Lease            100.0       Acquired        1,252,109      Lord & Taylor, Filene's,
    Burlington, MA             (2048)                                1998                         Macy's, Sears

17. Castleton Square           Fee                     100.0      Built 1972       1,390,085      Galyan's, LS Ayres,
    Indianapolis, IN                                                                              Lazarus, JCPenney, Sears,
                                                                                                  Von Maur
18. Century III Mall           Fee                  (8) 50.0      Built 1979       1,286,753      Lazarus, Kaufmann's,
    Pittsburgh, PA                                                                                JCPenney, Sears, T.J. Maxx,
                                                                                                  Wickes Furniture
19. Charlottesville Fashion    Ground Lease            100.0       Acquired          573,619      Belk (5), JCPenney, Sears
    Square                     (2076)                              1997
    Charlottesville, VA

20. Chautauqua Mall            Fee                     100.0      Built 1971         435,790      The Bon Ton , Sears,
    Jamestown, NY                                                                                 JCPenney, Office Max

21. Cheltenham Square          Fee                     100.0      Built 1981         633,073      Burlington Coat Factory,
    Philadelphia, PA                                                                              United Artists Theatre, Home
                                                                                                  Depot, Value City, Seaman's
                                                                                                  Furniture, Shop Rite
22. Chesapeake Square          Fee and Ground       (7) 75.0      Built 1989         704,511      Dillard's (3), JCPenney,
    Chesapeake, VA             Lease (2062)                                                       Sears, Montgomery Ward,
                                                                                                  Hecht's (5)
23. Cielo Vista Mall           Fee and Ground          100.0      Built 1974       1,192,002      Dillard's (3), JCPenney,
    El Paso, TX                Lease (9) (2027)                                                   Montgomery Ward,
                                                                                                  Sears
24. Circle Centre              Property Lease           14.7      Built 1995         800,929      Nordstrom, Parisian,
    Indianapolis, IN           (2097)                                                             United Artists Theatre,
                                                                                                  Gameworks
25. College Mall               Fee and Ground          100.0      Built 1965         708,151      JCPenney, Lazarus,
    Bloomington, IN            Lease (9) (2048)                                                   L.S. Ayres, Sears, Target

26. Columbia Center            Fee                     100.0     Acquired 1987       772,583      Barnes & Noble,
    Kennewick, WA                                                                                 The Bon Marche, Eastgate
                                                                                                  Theatre, Lamonts, JCPenney,
                                                                                                  Sears
27. Coral Square               Fee                      50.0      Built 1984         944,466      Burdines (3), Dillard's,
    Coral Springs, FL                                                                             JCPenney, Sears

28. Cordova Mall               Fee                     100.0       Acquired          841,398      Montgomery Ward, Parisian,
    Pensecola, FL                                                    1998                         Dillard's (3)

29. Cottonwood Mall            Fee                     100.0      Built 1996       1,044,369      Dillard's, Foley's,
    Albuquerque, NM                                                                               JCPenney, Mervyn's,
                                                                                                  Montgomery Ward,
                                                                                                  United Artists Theatre
30. Crossroads Mall            Fee                     100.0     Acquired 1994       871,764      Dillard's, Sears,
    Omaha, NE                                                                                     Younkers, Barnes & Noble

31. Crystal Mall (4)           Fee                      50.0       Acquired          785,365      JCPenney, Filene's, Sears,
    Waterford, CT                                                    1998                         Macy's

32. Crystal River Mall         Fee                     100.0      Built 1990         426,124      Belk, Kmart, JCPenney, Regal
    Crystal River, FL                                                                             Cinema, Sears

                                                           The SPG
                                  Ownership               Operating
                                   Interest             Partnership's
                                (Expiration if            Percentage       Year Built         Total
        Name/Location             Lease) (1)              Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors

        -------------           ----------               ------------      -----------        -----        -------------------------

 REGIONAL MALLS

33. Dadeland Mall              Fee                          50.0       Acquired        1,405,693      Burdine's, Burdine's Home
    Miami, FL                                                            1997                         Gallery, JCPenney, Limited,
                                                                                                      Lord & Taylor, Saks Fifth
                                                                                                      Avenue
34. DeSoto Square              Fee                         100.0      Built 1973         687,156      Burdines, JCPenney,
    Bradenton, FL                                                                                     Sears, Dillard's, Regal Cinema


35. Eastern Hills Mall         Fee                         100.0      Built 1971         997,664      Sears, The Bon Ton,
    Buffalo, NY                                                                                       JCPenney, Kaufmann's,
                                                                                                      Burlington Coat Factory
36. Eastland Mall              Fee                          50.0       Acquired          911,838      JC Penney, De Jong's, Famous
    Evansville, IN                                                       1998                         Barr, Lazarus

37. Eastland Mall              Fee                         100.0      Built 1986         706,617      Dillard's, Hollywood Cinema,
    Tulsa, OK                                                                                         JCPenney, Mervyn's,
                                                                                                      Service Merchandise
38. Edison Mall                Fee                         100.0     Acquired 1997       986,971      Burdines (3), Dillard's,
    Fort Meyers, FL                                                                                   JCPenney, Sears

39. Empire Mall (4)            Fee                          50.0       Acquired        1,051,421      JCPenney, Younkers, Sears,
    Sioux Falls, SD                                                      1998                         Daytons, (10)

40. Fashion Mall at Keystone   Ground Lease (2067)         100.0     Acquired 1997       651,671      Jacobsons, Parisian
    at the Crossing, The
    Indianapolis, IN

41. Florida Mall, The          Fee                          50.0      Built 1986       1,119,813      Burdines (5), Dillard's,
    Orlando, FL                                                                                       JCPenney, Parisian,
                                                                                                      Saks Fifth Avenue, Sears
42. Forest Mall                Fee                         100.0      Built 1973         483,695      JCPenney, Kohl's,
    Fond Du Lac, WI                                                                                   Younkers, Sears, Staples

43. Forest Village Park Mall   Fee                         100.0      Built 1980         418,354      JCPenney, Kmart
    Forestville, MD

44. Fremont Mall               Fee                         100.0      Built 1966         199,710      1/2 Price Store, JCPenney
    Fremont, NE

45. Golden Ring Mall           Fee                         100.0      Built 1974         719,733      Caldor (11), Hecht's,
    Baltimore, MD                                                                                     Montgomery Ward,
                                                                                                      United Artists
46. Granite Run Mall           Fee                          50.0       Acquired        1,034,479      Boscovs, AMC Theatre,
    Media, PA                                                            1998                         JCPenney, Sears

47. Great Lakes Mall           Fee                         100.0      Built 1961       1,294,950      Dillard's (3), Regal Cinema,
    Cleveland, OH                                                                                     Kaufmann's,
                                                                                                      JCPenney, Sears
48. Greenwood Park             Fee                         100.0     Acquired 1979     1,278,298      JCPenney, JCPenney Home
     Mall                                                                                             Store, Lazarus, L.S. Ayres,
    Greenwood, IN                                                                                     Sears, Service Merchandise,
                                                                                                      Von Maur
49. Gulf View Square           Fee                         100.0      Built 1980         802,938      Burdines, Dillard's,
    Port Richey, FL                                                                                   Montgomery Ward,
                                                                                                      JCPenney, Sears

                                                      The SPG
                                  Ownership          Operating
                                   Interest        Partnership's
                                (Expiration if       Percentage       Year Built         Total
        Name/Location             Lease) (1)         Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------          ------------      -----------        -----        -------------------------
 REGIONAL MALLS

50. Gwinnett Place             Fee                     50.0       Acquired        1,246,457      Parisian, Macy's, JCPenney,
    Duluth, GA                                                      1998                         Rich's, Sears

51. Haywood Mall               Fee                     50.0       Acquired        1,243,472      Belk Simpson, JCPenney,
    Greensville, SC                                                 1998                         Rich's, Sears, Dillard's

52. Heritage Park Mall         Fee                    100.0      Built 1978         637,356      Dillard's, Sears,
    Midwest City, OK                                                                             Montgomery Ward,
                                                                                                 Service Merchandise
53. Highland Mall (4)          Fee                     50.0       Acquired        1,097,785      Dillard's (3), Foley's,
    Austin, TX                                                      1998                         JCPenney

54. Hutchinson Mall            Fee                    100.0      Built 1985         525,661      Cinema 8, Dillard's, JCPenney,
    Hutchinson, KS                                                                               Sears, Hobby Lobby

55. Independence Center        Fee                    100.0     Acquired 1994     1,025,758      The Jones Store Co.,
    Independence, MO                                                                             Dillard's, Sears

56. Indian River Mall          Fee                     50.0      Built 1996         747,919      AMC Theatre, Burdines, Sears,
    Vero Beach, FL                                                                               JCPenney, Dillard's

57. Ingram Park Mall           Fee                    100.0      Built 1979       1,131,616      Dillard's (3), Foley's,
    San Antonio, TX                                                                              JCPenney, Sears, Beall's

58. Irving Mall                Fee                    100.0      Built 1971       1,098,560      Barnes & Noble, Dillard's,
    Irving, TX                                                                                   Foley's, General Cinema,
                                                                                                 JCPenney, Mervyn's, Sears,
59. Jefferson Valley Mall      Fee                    100.0      Built 1983         589,444      Macy's, Sears,
    Yorktown Heights, NY                                                                         Service Merchandise, United
                                                                                                 Artist Theatre
60. Knoxville Center           Fee                    100.0      Built 1984         990,092      Dillard's, JCPenney,
    Knoxville, TN                                                                                Proffitt's, Regal Cinema,
                                                                                                 Sears, Service Merchandise
61. La Plaza                   Fee and Ground         100.0      Built 1976         989,322      Dillard's, JCPenney, Beall's,
    McAllen, TX                Lease (6) (2040)                                                  Foley's, Sears,
                                                                                                 Service Merchandise,
                                                                                                 Joe Brand-Lady Brand
62. Lafayette Square           Fee                    100.0      Built 1968       1,226,227      JCPenney, LS Ayres, Sears,
    Indianapolis, IN                                                                             Lazarus, Waccamaw, Burlington
                                                                                                 Coat Factory (5)
63. Laguna Hills Mall          Fee                    100.0     Acquired 1997       868,731      JCPenney,
    Laguna Hills, CA                                                                             Macy's, Sears

64. Lake Square Mall           Fee                     50.0       Acquired          560,671      AMC 6 Theatres, JCPenney,
    Leesburg, FL                                                    1998                         Sears, Belk, Target

65. Lakeland Square            Fee                     50.0      Built 1988         899,350      Belk, Burdines,
    Lakeland, FL                                                                                 Dillard's (3),
                                                                                                 JCPenney, Sears
66. Lakeline Mall              Fee                (12) 85.0      Built 1995       1,102,847      Dillard's, Foley's, Sears,
    N. Austin, TX                                                                                JCPenney, Mervyn's, Regal
                                                                                                 Cinema
67. Lenox Square               Fee                    100.0       Acquired        1,426,493      Neiman Marcus, Macy's,
    Atlanta, GA                                                     1998                         Rich's, United Artists
                                                                                                      Theatres

                                                       The SPG
                                  Ownership           Operating
                                   Interest         Partnership's
                                (Expiration if        Percentage       Year Built         Total
        Name/Location             Lease) (1)          Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------           ------------      -----------        -----        -------------------------
 REGIONAL MALLS

68. Lima Mall                  Fee                     100.0      Built 1965         752,802      Elder-Beerman, Sears,
    Lima, OH                                                                                      Lazarus, JCPenney

69. Lincolnwood Town Center    Fee                     100.0      Built 1990         441,131      Carson Pirie Scott,
    Lincolnwood, IL                                                                               JCPenney

70. Lindale Mall (4)           Fee                      50.0       Acquired          693,660      Younkers, Von Maur, Sears
    Cedar Rapids, IA                                                 1998

71. Livingston Mall            Fee                     100.0        Acuired          985,659      Macy's, Sears, Lord & Taylor
    Livingston, NJ                                                   1998

72. Longview Mall              Fee                     100.0      Built 1978         616,608      Dillard's (3), JCPenney,
    Longview, TX                                                                                  Sears, Service Merchandise,
                                                                                                  Beall's
73. Machesney Park Mall        Fee                     100.0      Built 1979         556,093      Bergners, JCPenney,
    Rockford, IL                                                                                  Kerasotes Theatre, Kohl's,
                                                                                                  Seventh Avenue Direct
74. Markland Mall              Ground Lease            100.0      Built 1968         390,901      Lazarus, Sears,
    Kokomo, IN                 (2041)                                                                   Target

75. McCain Mall                Ground Lease (13)       100.0      Built 1973         776,508      Dillard's, JCPenney,
    N. Little Rock, AR         (2032)                                                             M.M. Cohn, Sears

76. Melbourne Square           Fee                     100.0      Built 1982         737,526      Belk, Burdines,
    Melbourne, FL                                                                                 Dillard's (3), JCPenney

77. Memorial Mall              Fee                     100.0      Built 1969         416,698      JCPenney, Kohl's,
    Sheboygan, WI                                                                                 Sears

78. Menlo Park Mall            Fee                     100.0     Acquired 1997     1,299,492      Macy's, Nordstrom,
    Edison, NJ                                                                          (14)      Cineplex Odeon

79. Mesa Mall (4)              Fee                      50.0       Acquired          850,571      Sears, Herberger's, JCPenney,
    Grand Junction, CO                                               1998                         Target, Mervyn's

80. Metrocenter (4)            Fee                      50.0       Acquired        1,303,516      Macy's, Dillard's,
    Phoenix, AZ                                                      1998                         Robinsons-May, JCPenney, Sears

81. Miami                      Fee                      60.0      Built 1982         972,340      Burdines (3), Sears,
    International Mall                                                                            Dillard's, JCPenney
    Miami, FL

82. Midland Park Mall          Fee                     100.0      Built 1980         616,336      Dillard's (3), JCPenney,
    Midland, TX                                                                                   Sears, Beall's

83. Miller Hill Mall           Fee                     100.0      Built 1973         800,808      JCPenney, Montgomery Ward,
    Duluth, MN                                                                                    Sears, Younkers

84. Mission Viejo Mall         Fee                     100.0      Built 1979         818,315      Macy's,
    Mission Viejo, CA                                                                             Robinsons - May (3),
                                                                                                  Nordstrom (5), Saks Fifth
                                                                                                  Avenue (5)

                                                      The SPG
                                  Ownership          Operating
                                   Interest        Partnership's
                                (Expiration if       Percentage       Year Built         Total
        Name/Location             Lease) (1)         Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------          ------------      -----------        -----        -------------------------
 REGIONAL MALLS

 85. Mounds Mall               Ground Lease            100.0      Built 1965         407,673       Elder-Beerman, JCPenney,
     Anderson, IN              (2033)                                                              Sears

 86. Muncie Mall                Fee                    100.0      Built 1970         656,715      JCPenney, L.S. Ayres,
     Muncie, IN                                                                                   Sears, Elder Beerman (3)

 87. Nanuet Mall                Fee                    100.0       Acquired          913,844      Stern's, Macy's, Sears
     Nanuet, NY                                                      1998

 88. North East Mall            Fee                    100.0      Built 1971       1,141,429      Dillard's (3), JCPenney,
     Hurst, TX                                                                                    Montgomery Ward, Sears,
                                                                                                  Nordstrom (5), Saks Fifth
                                                                                                  Avenue (5)
 89. North Towne Square         Fee                    100.0      Built 1980         751,605      Lion, Montgomery Ward, (10)
     Toledo, OH

 90. Northfield Square          Fee                 (7) 31.6      Built 1990         558,737      Cinemark Movies 10, Carson
     Bradley, IL                                                                                  Pirie Scott (3) (5),
                                                                                                  JCPenney, Sears
 91. Northgate Mall             Fee                    100.0     Acquired 1987     1,104,888      The Bon Marche, Lamonts,
     Seattle, WA                                                                        (15)      Nordstrom, JCPenney

 92. Northlake Mall             Fee                    100.0       Acquired          962,397      JCPenney, Parisian, Macy's,
     Atlanta, GA                                                     1998                         Sears

 93. Northwoods Mall            Fee                    100.0     Acquired 1983       667,561      Famous Barr, JCPenney,
     Peoria, IL                                                                                   Sears

 94. Northpark Mall             Fee                     50.0       Acquired        1,057,383      Von Maur, Younkers,
     Davenport, IA                                                   1998                         Montgomery Ward, JCPenney,
                                                                                                  Sears
 95. Oak Court Mall             Fee                    100.0     Acquired 1997       842,406      Dillard's (3), Goldsmith's
     Memphis, TN                                                                        (16)

 96. Orange Park Mall           Fee                    100.0     Acquired 1994       924,893      AMC 24 Theatre, Belk,
     Jacksonville, FL                                                                             Dillard's, JCPenney, Sears

 97. Orland Square              Fee                    100.0     Acquired 1997     1,224,891      Carson Pirie Scott, JCPenney,
     Orland Park, IL                                                                              Marshall Field, Plitt
                                                                                                  Theatres, Sears
 98. Paddock Mall               Fee                    100.0      Built 1980         559,552      Belk, Burdines,
     Ocala, FL                                                                                    JCPenney, Sears

 99. Palm Beach Mall            Fee                    100.0      Built 1967       1,024,470      Dillard's (5), JCPenney,
     West Palm Beach, FL                                                                          Sears, Lord & Taylor, Burdines

100. Phipps Plaza               Fee                    100.0       Acquired          820,654      AMC Theatres, Lord & Taylor,
     Atlanta, GA                                                     1998                         Parisian, Saks Fifth Avenue

101. Port Charlotte             Ground Lease        (7) 80.0      Built 1989         716,208      Burdines, Dillard's,
      Town Center               (2064)                                                            Montgomery Ward,
     Port Charlotte, FL                                                                           JCPenney, Regal Cinema (5),
                                                                                                     Sears

                                                       The SPG
                                  Ownership           Operating
                                   Interest         Partnership's
                                (Expiration if        Percentage       Year Built         Total
        Name/Location             Lease) (1)          Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------           ------------      -----------        -----        -------------------------
 REGIONAL MALLS

102. Prien Lake Mall            Fee and Ground          100.0      Built 1972         814,516      Dillards, JCPenney,
     Lake Charles, LA           Lease (6) (2025)                                                   Montgomery Ward,
                                                                                                   Sears, The White House
103. Raleigh Springs Mall       Fee and Ground          100.0      Built 1979         907,220      Dillard's, Goldsmith's,
     Memphis, TN                Lease (6) (2018)                                                   JCPenney, Sears

104. Randall Park Mall          Fee                     100.0      Built 1976       1,580,786      Dillard's, Kaufmann's,
     Cleveland, OH                                                                                 Casa LaSalle, JCPenney, Magic
                                                                                                   Johnson Theatres (5), Sears,
                                                                                                   Burlington Coat Factory
105. Richardson Square          Fee                     100.0      Built 1977         746,569      Barnes & Noble, Dillard's,
     Dallas, TX                                                                                    Ross Dress for Less, Sears,
                                                                                                   Stein Mart, Montgomery Ward
106. Richmond Town Square       Fee                     100.0      Built 1966       1,004,897      JCPenney, Kaufmann's, Sears,
     Cleveland, OH                                                                                 Sony Theatres (5)

107. Richmond Square            Fee                     100.0      Built 1966         385,326      Dillard's, JCPenney,
     Richmond, IN                                                                                  Sears, Office Max

108. River Oaks Center          Fee                     100.0     Acquired 1997     1,336,138      Carson Pirie Scott,
     Calumet City, IL                                                                    (17)      Cineplex Odeon, JCPenney,
                                                                                                   Marshall Field, Sears
109. Rockaway Townsquare        Fee                     100.0       Acquired        1,238,788      Lord & Taylor, JCPenney,
     Rockaway, NJ                                                     1998                         Macy's, Sears

110. Rolling Oaks Mall          Fee                     100.0      Built 1988         757,972      Dillard's, Foley's,
     North San Antonio, TX                                                                         Sears, Regal Cinema

111. Roosevelt Field Mall       Fee                     100.0       Acquired        2,176,161      Bloomingdale's, JCPenney,
     Garden City, NY                                                  1998                         Nordstrom, Macy's, Stern's

112. Ross Park Mall             Fee                     100.0      Built 1986       1,275,231      Lazarus, JCPenney,
     Pittsburgh, PA                                                                                Kaufmann's, Sears,
                                                                                                   Service Merchandise
113. Rushmore Mall (4)          Fee                      50.0       Acquired          836,409      JCPenney, Herberger's, Sears,
     Rapid City, SD                                                   1998                         Target, (10)

114. Santa Rosa Plaza           Fee                     100.0       Acquired          698,363      Macy's, Mervyn's, Sears
     Santa Rosa, CA                                                   1998

115. St. Charles Towne Center   Fee                     100.0      Built 1990       1,053,318      Cineplex Odeon, Hecht's,
     Waldorf, MD                                                                                   JCPenney,
                                                                                                   Kohl's, Sears,
                                                                                                   Montgomery Ward,
116. Seminole Towne             Fee                      45.0      Built 1995       1,153,793      Burdines, Dillard's,
      Center                                                                                       JCPenney, Parisian, Sears
     Sanford, FL                                                                                   United Artists

117. Smith Haven Mall           Fee                      25.0     Acquired 1995     1,343,321      Sterns, Macy's,
     Lake Grove, NY                                                                                Sears, JCPenney, Cineplex
                                                                                                   Odeon
118. Source, The                Fee                      25.0      Built 1997         730,177      ABC Home, Circuit City,
     Long Island, NY                                                                               Fortunoff, Loehmann's,
                                                                                                   Nordstrom Rack, Off 5th- Saks
                                                                                                   Fifth Avenue, Old Navy,
                                                                                                   Virgin Megastore
119. South Hills Village        Fee                     100.0     Acquired 1997     1,118,773      Carmike Cinemas, Kaufmann's,
     Pittsburgh, PA                                                                                Lazarus,
                                                                                                   Sears
120. South Park Mall            Fee                     100.0      Built 1975         857,610      Burlington Coat Factory,
     Shreveport, LA                                                                                Dillard's, JCPenney,
                                                                                                   Montgomery Ward,
                                                                                                   Regal Cinema, Stage

                                                      The SPG
                                  Ownership          Operating
                                   Interest        Partnership's
                                (Expiration if       Percentage       Year Built         Total
        Name/Location             Lease) (1)         Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------          ------------      -----------        -----        -------------------------
 REGIONAL MALLS

121. South Shore Plaza          Fee                    100.0       Acquired        1,447,783      Macy's, Filene's, Lord &
     Braintree, MA                                                   1998                         Taylor, Sears
122. Southern Hills Mall (4)    Fee                     50.0       Acquired          752,588      Carmike Cinemas, Younkers,
     Sioux City, IA                                                  1998                         Sears, Target

123. Southern Park Mall         Fee                    100.0      Built 1970       1,209,407      Dillard's, Kaufmann's,
     Youngstown, OH                                                                               JCPenney, Sears, Tinseltown
                                                                                                  USA
124. Southgate Mall             Fee                    100.0     Acquired 1988       321,417      Sears, Dillard's, JCPenney,
     Yuma, AZ                                                                                     (10)

125. SouthPark Mall             Fee                     50.0       Acquired        1,034,182      JCPenney, Montgomery Ward,
     Moline, IL                                                      1998                         Younkers, Sears, Von Maur
126. SouthRidge Mall (4)        Fee                     50.0       Acquired          998,176      Carmike Cinemas, Sears,
     Des Moines, IA                                                  1998                         Younkers, JCPenney, Target,
                                                                                                  Montgomery Ward
127. Summit Mall                Fee                    100.0      Built 1965         711,802      Dillard's (3), Kaufmann's
     Akron, OH

128. Sunland Park Mall          Fee                    100.0      Built 1988         920,590      General Cinemas, JCPenney,
     El Paso, TX                                                                                  Mervyn's, Sears, Dillard's,
                                                                                                  Montgomery Ward
129. Tacoma Mall                Fee                    100.0       Acquired        1,285,895      The Bon Marche, Sears,
     Tacoma, WA                                                      1987                         Nordstrom, JCPenney,
                                                                                                  Mervyn's, Plitt Theatres
130. Tippecanoe Mall            Fee                    100.0      Built 1973         867,668      Kohl's, Lazarus, Sears,
     Lafayette, IN                                                                                L.S. Ayres, JCPenney

131. Town Center at Boca Raton  Fee                    100.0       Acquired        1,326,957      Lord & Taylor, Saks Fifth
     Boca Raton, FL                                                  1998                         Avenue (5), Bloomingdale's,
                                                                                                  Burdines, Sears
132. Town Center at Cobb        Fee                     50.0       Acquired        1,271,583      Parisian, Macy's, Sears,
     Atlanta, GA                                                     1998                         JCPenney, Rich's

133. Towne East Square          Fee                    100.0      Built 1975       1,148,628      Dillard's, Hollywood Cinema,
     Wichita, KS                                                                                  JCPenney,
                                                                                                  Sears, Service Merchandise
134. Towne West Square          Fee                    100.0      Built 1980         964,774      Dillard's, Sears, JCPenney,
     Wichita, KS                                                                                  Montgomery Ward,
                                                                                                  Service Merchandise

                                                        The SPG
                                  Ownership            Operating
                                   Interest          Partnership's
                                (Expiration if         Percentage       Year Built         Total
        Name/Location             Lease) (1)           Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------            ------------      -----------        -----        -------------------------
 REGIONAL MALLS


135. Treasure Coast Square      Fee                      100.0      Built 1987         884,818      Burdines, Dillard's (3),
     Jenson Beach, FL                                                                               Sears,
                                                                                                    JCPenney, United Artists
                                                                                                    Theatre
136. Tyrone Square              Fee                      100.0      Built 1972       1,098,715      Borders (5), Burdines,
     St. Petersburg, FL                                                                             Dillard's, JCPenney, Sears,
                                                                                                    AMC Theatre
137. University Mall            Ground Lease (18)        100.0      Built 1967         565,331      JCPenney, M.M. Cohn,
     Little Rock, AR            (2026)                                                              Montgomery Ward

138. University Mall            Fee                      100.0     Acquired 1994       711,279      McRae's, JCPenney,
     Pensacola, FL                                                                                  Sears, United Artists

139. University Park Mall       Fee                       60.0      Built 1979         942,289      LS Ayres, JCPenney, Sears,
     South Bend, IN                                                                                 Marshall Fields

140. Upper Valley Mall          Fee                      100.0      Built 1971         751,233      Lazarus, JCPenney,
     Springfield, OH                                                                                Sears, Elder-Beerman,
                                                                                                    Chakeres Theatres
141. Valle Vista Mall           Fee                      100.0      Built 1983         655,724      Dillard's, Mervyn's,
     Harlingen, TX                                                                                  Sears, JCPenney, Marshalls,
                                                                                                    Beall's
142. Valley Mall                Fee                       50.0       Acquired          482,341      JCPenney, Belk, Watsons,
     Harrisonburg, VA                                                  1998                         Wal-Mart
143. Virginia Center            Fee                      100.0      Built 1991         791,099      Dillard's (3), Hecht's,
      Commons                                                                                       JCPenney, Sears
     Richmond, VA

144. Walt Whitman Mall          Ground Rent               98.0       Acquired          920,519      Lord & Taylor, Macy's,
     Huntington Station, NY     (2012)                                 1998                         Bloomingdale's, Saks Fifth
                                                                                                    Avenue (5)
145. Washington Square          Fee                      100.0      Built 1974       1,010,542      L.S. Ayres, Lazarus,
     Indianapolis, IN                                                                               Target (5), JCPenney, Sears

146. West Ridge Mall            Fee                      100.0      Built 1988       1,040,372      Dillard's, JCPenney,
     Topeka, KS (19)                                                                                Jones, Sears, Montgomery Ward

147. West Town Mall             Ground Lease              50.0     Acquired 1991     1,337,566      Dillard's, JCPenney,
     Knoxville, TN              (2042)                                                                    Parisian, Proffitt's,
                                                                                                    Regal Cinema, Sears

148. Westchester, The (20)      Fee                       50.0       Acquired          829,053      Neiman Marcus, Nordstrom
     White Plains, NY                                                  1997

149. Westminster Mall           Fee                      100.0       Acquired        1,091,488      Robinsons-May Home Store,
     Westminster, CA                                                   1998                         JCPenney, Robinsons-May, Sears

150. White Oaks Mall            Fee                       77.0      Built 1977         902,880      Bergner's, Famous Barr,
     Springfield, IL                                                                                Montgomery Ward, Sears

151. Windsor Park Mall          Fee                      100.0      Built 1976       1,095,229      Dillard's (3), JCPenney,
     San Antonio, TX                                                                                Mervyn's, Beall's,
                                                                                                    Montgomery Ward, Regal Cinema


                                                        The SPG
                                  Ownership            Operating
                                   Interest          Partnership's
                                (Expiration if         Percentage       Year Built         Total
        Name/Location             Lease) (1)           Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------            ------------      -----------        -----        -------------------------
 REGIONAL MALLS


152. Woodville Mall             Fee                      100.0      Built 1969         792,915      Andersons, Sears,
     Toledo, OH                                                                                     Elder-Beerman, (10)



VALUE-ORIENTED REGIONAL MALLS

     1. Arizona Mills (4)         Fee                       26.3       Built 1997      1,191,437      Burlington Coat Factory,
        Tempe, AZ                                                                                     Harkins Theater, Mikasa,
                                                                                                      Oshman's Supersport,
                                                                                                      Off 5th- Saks Fifth Avenue
                                                                                                       Outlet, JCPenney Outlet,
                                                                                                      Mikasa, Rainforest Cafe,
                                                                                                      GameWorks, Hi Health, Linens
                                                                                                      `N Things
     2. Grapevine Mills (4)       Fee                       37.5       Built 1997      1,240,781      Books-A-Million,
        Grapevine (Dallas/Ft.                                                                         Burlington Coat Factory,
        Worth), TX                                                                                    Off 5th- Saks Fifth Avenue
                                                                                                       Outlet, JCPenney Outlet,
                                                                                                      Rainforest Cafe, Group USA,
                                                                                                      Bed, Bath & Beyond,
                                                                                                      AMC Theatres, GameWorks,
                                                                                                      American Wilderness (5)
     3. Ontario Mills (4)         Fee                       25.0       Built 1996      1,345,096      AMC Theatres, JCPenney
        Ontario, CA                                                                                   Outlet, Burlington Coat
                                                                                                      Factory, Marshall's, Sports
                                                                                                      Authority, Dave & Busters,
                                                                                                      Group USA, IWERKS,
                                                                                                      American Wilderness
                                                                                                      Experience, T.J. Maxx,
                                                                                                      Foozles, Totally for Kids,
                                                                                                      Bed, Bath & Beyond,
                                                                                                      Off Rodeo,
                                                                                                      Mikasa, Virgin Megastore,
                                                                                                      GameWorks,
                                                                                                      Off 5th-Saks Fifth Avenue
                                                                                                       Outlet


SPECIALTY RETAIL CENTERS

     1. Forum Shops at            Ground Lease (2050)       (21)       Built 1992        479,756      -
          Caesars, The
        Las Vegas, NV

     2. Tower Shops, The          Space Lease (2051)        50.0       Built 1996         59,082      -
        Las Vegas, NV

     3. Trolley Square            Fee and Ground            90.0      Acquired 1986      224,260      -
        Salt Lake City, UT        Lease (22)

                                                    The SPG
                                  Ownership        Operating
                                   Interest      Partnership's
                                (Expiration if     Percentage       Year Built         Total
        Name/Location             Lease) (1)       Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------        ------------      -----------        -----        -------------------------
 REGIONAL MALLS

OFFICE AND MIXED-USE PROPERTIES

     1. Fashion Centre at         Fee                   21.0       Built 1989        988,786      Sony Theatres, Macy's,
        Pentagon City, The                                                              (23)      Nordstrom
        Arlington, VA

     2. Lenox Building, The       Fee                  100.0      Acquired 1998      348,152      -
        Atlanta, GA
     3. New Orleans               Fee and Ground       100.0         Built 1988    1,032,755      Macy's,
         Centre/CNG Tower         Lease (2084)                                          (24)      Lord & Taylor
        New Orleans, LA

     4. O'Hare International      Fee                  100.0       Built 1988        511,305      -
         Center                                                                         (25)
        Rosemont, IL

     5. Riverway                  Fee                  100.0        Acquired         816,770      -
        Rosemont, IL                                                  1991              (26)




                                                       The SPG
                                  Ownership           Operating
                                   Interest         Partnership's
                                (Expiration if        Percentage       Year Built         Total
        Name/Location             Lease) (1)          Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors
        -------------           ----------           ------------      -----------        -----        -------------------------
 REGIONAL MALLS

COMMUNITY SHOPPING CENTERS

     1. Arboretum, The             Fee                     90.0       Acquired         210,400      Barnes & Noble, The Arbor
        Austin, TX                                                      1998                        Theater, The Pottery Barn

     2. Arvada Plaza               Fee                    100.0      Built 1966         96,831      King Soopers
        Arvada, CO

     3. Aurora Plaza               Ground Lease           100.0      Built 1965        150,209      King Soopers,
        Aurora, CO                 (2058)                                                           MacFrugel's Bargains,
                                                                                                    Super Saver Cinema
     4. Bloomingdale               Fee                    100.0      Built 1987        598,531      Best Buy, T.J. Maxx N More,
         Court                                                                                      Cineplex Odeon,
        Bloomingdale, IL                                                                            Frank's Nursery, Marshalls,
                                                                                                    Office Max, Old Navy,
                                                                                                    Service Merchandise,
                                                                                                    Wal-Mart, Dress Barn
     5. Boardman Plaza             Fee                    100.0      Built 1951        650,812      AMES, Burlington Coat
        Youngstown, OH                                                                              Factory, Dunham's Sporting
                                                                                                    Goods, Giant Eagle,
                                                                                                    Michael's, Stein Mart,
                                                                                                    T.J. Maxx, Reyers Outlet
     6. Bridgeview Court           Fee                    100.0      Built 1988        280,299      Dominick's (11)
        Bridgeview, IL

     7. Brightwood Plaza           Fee                    100.0      Built 1965         41,893
        Indianapolis, IN

                                                           The SPG
                                  Ownership               Operating
                                   Interest             Partnership's
                                (Expiration if            Percentage       Year Built         Total
        Name/Location             Lease) (1)              Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors

        -------------           ----------               ------------      -----------        -----        -------------------------

 REGIONAL MALLS

     8. Buffalo Grove Towne Center Fee                     100.0      Built 1988        134,144      Buffalo Grove Theatres
        Buffalo Grove, IL                                                                            Eagle Country Market

     9. Celina Plaza               Fee and Ground          100.0      Built 1978         32,622      General Cinema
        El Paso, TX                Lease (27) (2027)

    10. Century Mall (28)          Fee                     100.0     Acquired 1982      415,245      Burlington Coat Factory,
        Merrillville, IN                                                                             Montgomery Ward

    11. Charles Towne Square       Fee                     100.0      Built 1976        205,399      Montgomery Ward,
        Charleston, SC (29)                                                                          Regal Cinema

    12. Chesapeake Center          Fee                     100.0      Built 1989        305,904      Movies 10, Phar Mor,
        Chesapeake, VA                                                                               K-Mart, Service Merchandise

    13. Cobblestone Court          Fee and Ground           35.0      Built 1993        265,603      Dick's Sporting Goods,
        Victor, NY                 Lease (9) (2038)                                                  Kmart, Office Max

    14. Cohoes Commons             Fee and Ground          100.0      Built 1984        262,768      Bryant & Stratton
        Rochester, NY              Lease (6) (2032)                                                  Business Institute, (10),
                                                                                                     (11)

    15. Countryside Plaza          Fee and Ground          100.0      Built 1977        435,532      Best Buy, Builders Square,
        Countryside, IL            Lease (9) (2058)                                                  Old Country Buffet,
                                                                                                     K-Mart
    16. Crystal Court              Fee                      35.0      Built 1989        284,743      Cub Foods, Wal-Mart,
        Crystal Lake, IL                                                                             Service Merchandise, (10)

    17. Eastgate Consumer Mall     Fee                     100.0     Acquired 1981      464,294      Burlington Coat Factory,
        Indianapolis, IN (28)                                                                        General Cinema

    18. Eastland Convenience       Ground Lease             50.0       Acquired         173,069      Kid "R" Us, Marshalls,
        Center                      (2075)                               1998                        Service Merchandise, Toys "R"
        Evansville, IN                                                                               Us

    19. Eastland Plaza             Fee                     100.0      Built 1986        188,229      Marshalls, Target,
        Tulsa, OK                                                                                    Toys "R" Us

    20. Empire East (4)            Fee                      50.0       Acquired         271,351      Carmike Cinemas, Kohl's,
        Sioux Falls, SD                                                  1998                        Target

    21. Fairfax Court              Ground Lease (2052)      26.3      Built 1992        249,306      Circuit City Superstore,
        Fairfax, VA                                                                                  Montgomery Ward,
                                                                                                     Today's Man
    22. Forest Plaza               Fee                     100.0      Built 1985        413,889      Bed, Bath & Beyond, Kohl's,
        Rockford, IL                                                                                 Marshalls, Media Play,
                                                                                                     Michael's, Factory Card
                                                                                                     Outlet, Office Max,
                                                                                                     T.J. Maxx
    23. Fox River Plaza            Fee                     100.0      Built 1985        324,905      Big Lots, Builders Square,
        Elgin, IL                                                                                    Kmart, Service Merchandise,
                                                                                                     (10)
    24. Gaitway Plaza              Fee                      23.3      Built 1989        229,920      Books-A-Million,
        Ocala, FL                                                                                    Montgomery Ward,
                                                                                                     Office Depot, T.J. Maxx


                                                           The SPG
                                  Ownership               Operating
                                   Interest             Partnership's
                                (Expiration if            Percentage       Year Built         Total
        Name/Location             Lease) (1)              Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors

        -------------           ----------               ------------      -----------        -----        -------------------------

 REGIONAL MALLS



    25. Glen Burnie Mall (28)      Fee                        100.0      Built 1963        456,361      Montgomery Ward
        Glen Burnie, MD

    26. Great Lakes Plaza          Fee                        100.0      Built 1976        163,919      Best Buy, Circuit City, Cost

         Cleveland, OH                                                                                  Plus, Home Place, Michael's

    27. Great Northeast            Fee                         50.0     Acquired 1989      298,242      Sears, Phar Mor
         Plaza
        Philadelphia, PA

    28. Greenwood Plus             Fee                        100.0      Built 1979        188,480      Best Buy, Cinema I-IV,
        Greenwood, IN                                                                                   Kohl's

    29. Griffith Park Plaza        Ground Lease (2060)        100.0      Built 1979        274,230      Kmart, Service Merchandise
        Griffith, IN

    30. Grove at Lakeland          Fee                        100.0      Built 1988        215,591      Lakeland Square 10 Theatre,
         Square, The                                                                                    Wal-Mart, Sports Authority
        Lakeland, FL

    31. Hammond Square             Space Lease (2011)         100.0      Built 1974         87,705      Burlington Coat Factory,
        Sandy Springs, GA                                                                               Service Merchandise

    32. Highland Lakes             Fee                        100.0      Built 1991        478,017      Bed, Bath & Beyond,
         Center                                                                                         Goodings, Marshalls,
        Orlando, FL                                                                                     Ross Dress for Less,
                                                                                                        Michael's, Movies 12,
                                                                                                        Service  Merchandise,
                                                                                                        Office Max, Target
    33. Indian River Commons       Fee                         50.0      Built 1997        263,507      HomePlace, Lowe's,
        Vero Beach, FL                                                                                  Office Max
                                                                                                        Service Merchandise
    34. Ingram Plaza               Fee                        100.0      Built 1980        111,518      _
        San Antonio, TX

    35. Keystone Shoppes           Ground Lease (2067)        100.0       Acquired          29,140      _
        Indianapolis, IN                                                    1997

    36. Knoxville Commons          Fee                        100.0      Built 1987        180,463      Circuit City, Office Max,
        Knoxville, TN                                                                                   Silk Tree Factory

    37. Lake Plaza                 Fee                        100.0      Built 1986        218,208      Mega Mart
        Waukegan, IL

    38. Lake View Plaza            Fee                        100.0      Built 1986        388,355      Best Buy (30), Dominick's,
        Orland Park, IL                                                                                 Ultra 3 (30),
                                                                                                        Factory Card Outlet,
                                                                                                        Linens-N-Things (30),
                                                                                                        Marshalls,
                                                                                                        Pet Care Plus (30),
                                                                                                        Service Merchandise, (10)

                                                           The SPG
                                  Ownership               Operating
                                   Interest             Partnership's
                                (Expiration if            Percentage       Year Built         Total
        Name/Location             Lease) (1)              Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors

        -------------           ----------               ------------      -----------        -----        -------------------------

 REGIONAL MALLS


    39. Lakeline Plaza             Fee                   (12) 85.0      Built 1998        262,050      Best Buy, Cost Plus, Linens
        Austin, TX                                                                                     `N Things, Office Max, Old
                                                                                                       Navy, Petsmart, Ross Dress
                                                                                                       for Less, T.J. Maxx,
                                                                                                       Party City, Toys "R" Us, Ulta

                                                                                                       3, (10)
    40. Lima Center                Fee                       100.0      Built 1978        201,154      AMES, Regal Cinema,
        Lima, OH                                                                                       Service Merchandise

    41. Lincoln Crossing           Fee                       100.0      Built 1990        161,337      PetsMart, Wal-Mart
        O'Fallon, IL

    42. Mainland Crossing          Fee                    (7) 80.0      Built 1991        390,987      Sam's Club, Wal-Mart,
        Galveston, TX                                                                                  Hobby Lobby

    43. Maplewood Square           Fee                       100.0      Built 1970        130,780      Bag `N Save, Big Lots
        Omaha, NE

    44. Markland Plaza             Fee                       100.0      Built 1974        108,296      Service Merchandise
        Kokomo, IN

    45. Martinsville Plaza         Space Lease (2036)        100.0      Built 1967        102,162      Rose's
        Martinsville, VA

    46. Marwood Plaza              Fee                       100.0      Built 1962        105,785      Kroger
        Indianapolis, IN

    47. Matteson Plaza             Fee                       100.0      Built 1988        275,455      Dominick's, Michael's Arts &
        Matteson, IL                                                                                   Crafts, Service Merchandise,
                                                                                                       Value City
    48. Memorial Plaza             Fee                       100.0      Built 1966        129,202      Marcus Theatre, Office Max,
        Sheboygan, WI                                                                                  (10)

    49. Mounds Mall Cinema         Fee                       100.0      Built 1974          7,500      Kerasotes Theater
        Anderson, IN

    50. Muncie Plaza               Fee                       100.0      Built 1998        172,651      Factory Card Outlet, Kohl's,
        Muncie, IN                                                                                     OfficeMax, Shoe Carnival,
                                                                                                       T.J. Maxx

    51. New Castle Plaza           Fee                       100.0      Built 1966         91,648      Goody's
        New Castle, IN

    52. North Ridge Plaza          Fee                       100.0      Built 1985        323,672      Best Buy, Cub Foods, Hobby
        Joliet, IL                                                                                     Lobby, Office Max,
                                                                                                       Service Merchandise
    53. North Riverside Park Plaza Fee                       100.0      Built 1977        119,608      Dominick's
        North Riverside, IL

    54. Northland Plaza            Fee and Ground            100.0      Built 1988        209,495      Marshalls, Phar-Mor,
        Columbus, OH               Lease (6) (2085)                                                    Service Merchandise

    55. Northwood Plaza            Fee                       100.0      Built 1974        211,840      Cinema Grill, Target
        Fort Wayne, IN




                                                           The SPG
                                  Ownership               Operating
                                   Interest             Partnership's
                                (Expiration if            Percentage       Year Built         Total
        Name/Location             Lease) (1)              Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors

        -------------           ----------               ------------      -----------        -----        -------------------------

 REGIONAL MALLS



    56. Park Plaza                 Fee and Ground          100.0      Built 1968        114,458      Big Lots
        Hopkinsville, KY           Lease (6) (2039)

    57. Plaza at Buckland          Fee                      35.0      Built 1993        337,970      Toys "R" Us, Jo-Ann Etc.,
        Hills, The                                                                                   Kids "R" Us,
        Manchester, CT                                                                               Service Merchandise,
                                                                                                     Comp USA,
                                                                                                     Linens-N-Thing's, Party City
                                                                                                     Filene's Basement
    58. Regency Plaza              Fee                     100.0      Built 1988        287,526      Sam's Wholesale,
        St. Charles, MO                                                                              Wal-Mart

    59. Ridgewood Court            Fee                      35.0      Built 1993        240,844      Home Quarters, T.J. Maxx,
        Jackson, MS                                                                                  Service Merchandise, (10)

    60. Rockaway Convenience       Fee                     100.0       Acquired         135,283      ACME Food, American Multi
        Center                                                           1998                        Cinema, Discovery Zone, Kids
        Rockaway, NJ                                                                                 "R" Us

    61. Royal Eagle Plaza          Fee                      35.0      Built 1989        199,118      Kmart,
        Coral Springs, FL                                                                            Stein Mart

    62. St. Charles Towne Plaza    Fee                     100.0      Built 1987        434,964      Ames, Hechinger,
        Waldorf, MD                                                                                  Jo Ann Fabrics,
                                                                                                     CVS, T.J. Maxx,
                                                                                                     Service Merchandise,
                                                                                                     Shoppers Food Warehouse
    63. Teal Plaza                 Fee and Ground Lease    100.0      Built 1962        101,087      Circuit City (5),
        Lafayette, IN              (2007) (6)                                                        Hobby-Lobby, The Pep Boys

    64. Terrace at The Florida     Fee                     100.0      Built 1989        332,980      Marshalls, Service
        Mall                                                                                         Merchandise, Target, Uptons,
        Orlando, FL                                                                                  Waccamaw

    65. Tippecanoe Plaza           Fee                     100.0      Built 1974         94,739      Barnes & Noble Bookseller,
        Lafayette, IN                                                                                Service Merchandise

    66. University Center          Fee                      60.0      Built 1980        150,548      Best Buy, Michaels,
        South Bend, IN                                                                               Service Merchandise

    67. Village Park Plaza         Fee                      35.0      Built 1990        503,113      Frank's Nursery, Galyan's,
        Westfield, IN                                                                                Kohl's, Marsh, Regal Cinemas,
                                                                                                     Wal-Mart
    68. Wabash Village             Ground Lease (2063)     100.0      Built 1970        124,748      Kmart
        West Lafayette, IN

    69. Washington Plaza           Fee                 (7) 100.0      Built 1976         50,107      Kids "R" Us
        Indianapolis, IN

    70. West Ridge Plaza           Fee                     100.0      Built 1988        237,653      Magic Forest, Target,
        Topeka, KS                                                                                   TJ Maxx, Toys "R" Us

    71. West Town Corners          Fee                      23.3      Built 1989        384,988      PetsMart, Wal-Mart,
        Altamonte Springs, FL                                                                        Service Merchandise,
                                                                                                     Sports Authority, Winn Dixie,
                                                                                                     (10)



                                                           The SPG
                                  Ownership               Operating
                                   Interest             Partnership's
                                (Expiration if            Percentage       Year Built         Total
        Name/Location             Lease) (1)              Interest (2)     or Acquired         GLA         Anchors/Specialty Anchors

        -------------           ----------               ------------      -----------        -----        -------------------------

 REGIONAL MALLS


    72. Westland Park Plaza        Fee                     23.3      Built 1989        163,154      Burlington Coat Factory,
        Orange Park, FL                                                                             PetsMart, Sports Authority,
                                                                                                    Sound Advice
    73. White Oaks Plaza           Fee                    100.0      Built 1986        400,303      Cub Foods, Kids "R" Us,
        Springfield, IL                                                                             Kohl's, Office Max,
                                                                                                    T.J. Maxx, Toys "R" Us
    74. Wichita Mall (28)          Ground Lease (2022)    100.0      Built 1969        379,461      Cinema III (11), Dickinson
        Wichita, KS                                                                                 Cinema, Office Max,
                                                                                                    Montgomery Ward
    75. Willow Knolls Court        Fee                     35.0      Built 1990        383,377      Kohl's, Phar-Mor,
        Peoria, IL                                                                                  Sam's Wholesale Club,
                                                                                                    Willow Knolls Theaters 14
    76. Wood Plaza                 Ground Lease (2045)    100.0      Built 1968         94,993      Country General
        Fort Dodge, IA

    77. Yards Plaza, The           Fee                     35.0      Built 1990        273,097      Burlington Coat Factory,
        Chicago, IL                                                                                 Montgomery Ward


PROPERTIES UNDER CONSTRUCTION
     1. Concord Mills              Fee                     37.5         (31)         1,421,018      Alabama Grill, AMC, Bass Pro,
        Concord, NC                                                                                 Bed, Bath & Beyond,
                                                                                                    Books-A-Million, Burlington
                                                                                                    Coat Factory,  Group USA,
                                                                                                    Jillian's, T.J. Maxx, Embassy
                                                                                                    Suites Hotel
     2. Mall of Georgia            Fee                     50.0         (32)         1,346,314      Barnes & Noble, Bed, Bath &
        Gwinnett County, GA                                                                         Beyond, Dillard's, Galyan's,
                                                                                                    Haverty's, JCPenney, Lord &
                                                                                                    Taylor, Nordstrom
     3. Mall of Georgia Crossing   Fee                     50.0         (33)           444,000      Best Buy, Nordstrom Rack,
        Gwinnett County, GA                                                                         Staples, Target, T.J. Maxx N
                                                                                                    More, Upton's
     4. Shops at Northeast Plaza,  Fee                    100.0         (34)           323,000      Bed, Bath, & Beyond, Office
        The                                                                                         Max, Michael's, Nordstrom
        Hurst, TX                                                                                   Rack, Pets Mart, T.J. Maxx,
                                                                                                    Pary City
     5. Shops at Sunset Place, The Fee                     37.5         (35)           500,000      NIKETOWN, AMC Theatres Virgin
        Miami, FL                                                                                   Megastore,
                                                                                                    Z Gallerie, IMAX Theatre,
                                                                                                    Barnes & Noble, Game Works,
                                                                                                    FAO Schwarz
     6. Waterford Lakes Town       Fee                    100.0         (36)           920,000      Barnes & Noble, Bed,  Bath &
        Center                                                                                      Beyond, Office Max,
        Orlando, FL                                                                                 Party City, Regal 20-Plex,
                                                                                                    Ross Dress for Less, Super
                                                                                                    Target, T.J. Maxx, Waves Music

(1) The date listed is the expiration date of the last renewal option available to the SPG Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

(2) The SPG Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners.

(3)  This retailer operates two stores at this Property.

(4)  This Property is managed by a third party.

(5)  Indicates anchor is currently under construction.

(6) Indicates ground lease covers less than 15% of the acreage of this Property.

(7) The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.

(8) Effective March 1, 1999, the SPG Operating Partnership acquired the remaining 50% interest in Century III Mall.

(9) Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.

(10) Includes an anchor space currently vacant.

(11) Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement

(12) Effective January 29, 1999, the SPG Operating Partnership acquired the remaining 15% interest in Lakeline Mall and Lakeline Plaza.

(13) Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(14) Primarily retail space with approximately 59,174 square feet of office space.

(15) Primarily retail space with approximately 69,876 square feet of office space.

(16) Primarily retail space with approximately 119,964 square feet of office space.

(17) Primarily retail space with approximately 77,371 square feet of office space.

(18) Indicates one ground lease covers substantially all of the Property and a second ground lease covers the remainder.

(19) Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.

(20) The SPG Operating Partnership purchased the management contract on this Property during 1998.

(21) The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II, which opened in August 1997.

(22) Indicates a ground lease covers a pedestrian walkway and steps at this Property. The SPG Operating Partnership, as ground lessee, has the right to successive five-year renewal options, subject to specified exceptions.

(23) Primarily retail space with approximately 167,150 square feet of office space.

(24) Primarily retail space with 491,489 square feet of office space.

(25) Primarily office space with approximately 12,800 square feet of retail space.

(26) Primarily office space with approximately 24,300 square feet of retail space.

(27) Indicates ground lease covers outparcel.

(28) Effective December 31, 1997, Eastgate Consumer Mall, Glen Burnie Mall, Century Mall and Wichita Mall have been reclassified as community centers. These Properties are currently being operated and marketed to tenant operations which are typically included in community centers.

(29) The SPG Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.

(30) Subleased from TJX Companies.

(31) Scheduled to open during September 1999.

(32) Scheduled to open during August 1999.

(33) Scheduled to open during October 1999.

(34) Scheduled to open during November 1999.

(35) This Property opened in January 1999.

(36) Scheduled to open during November 1999.

     Land Held for Development

     The SPG Operating Partnership has direct or indirect ownership interests in eleven parcels of land being held for future development, containing an aggregate of approximately 904 acres located in nine states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the SPG Operating Partnership's significant base of commercially zoned land, together with the SPG Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

     The following table describes the acreage of the parcels of land being held for future development in which the SPG Operating Partnership has an ownership interest, as well as the ownership percentage of the SPG Operating Partnership's direct or indirect interest in each parcel:


                                          Ownership
Location                Acreage          Interest (1)
------------------      -------          ------------
Bowie, MD                 93.7                  100%
Duluth, MN                11.2                  100%
Little Rock, AR           97.0                   50%
Mt. Juliet, TN           109.3                  100%
Crystal River, FL        204.5                  100%
Sanford, FL               77.2                 22.5%
Miami, FL                 41.7                   60%
Houston, TX              156.2                   50%
Rockaway, NJ              40.4                  100%
Garden City, NY           44.6                  100%
Braintree, MA             28.5                  100%
                         -----
   Total                 904.3
                         =====

(1) The SPG Operating Partnership has a direct ownership interest in each parcel except Duluth, MN and Mt. Juliet, TN. The SPG Operating Partnership has the option to acquire those parcels from the Management Company.

     The Management Company has granted options to the SPG Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in the two parcels of land held for development, indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties. The Management Company may not sell its interest in any parcel subject to option without providing certain notice and first purchase rights to the SPG Operating Partnership.

     The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which Melvin Simon, Herbert Simon and certain of their affiliates (the "Simons") hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for nominal consideration in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof. The Management Company has granted to the SPG Operating Partnership the option to acquire (i) the Simons' partnership interests and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for nominal consideration plus the amount of all advances and outstanding debt.

     Joint Ventures

     At certain of the Properties held as joint-ventures, the SPG Operating Partnership and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

     Mortgage Financing on Properties

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the Property related debt in the aggregate amount of $706.0 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)



                                                     Interest             Face Amount        Annual Debt              Maturity
Property Name                                          Rate               at 12/31/98          Service                  Date
-------------                                          ----               -----------          -------                  ----
CONSOLIDATED INDEBTEDNESS:

SECURED INDEBTEDNESS
Anderson Mall - 1                              (1)        6.57%              $   19,000            $ 1,248     (2)       9/15/02
Anderson Mall - 2                              (1)        7.01%                   8,500                596     (2)       9/15/02
Arboretum                                                 6.56%                  34,000              2,232     (2)       12/1/03
Barton Creek Square                                       8.10%                  62,064              5,867              12/30/99
Battlefield Mall - 1                                      7.50%                  48,665              4,765                1/1/04
Battlefield Mall - 2                                      6.81%                  45,000              3,230                1/1/04
Biltmore Square                                           7.15%                  26,681              2,795                1/1/01
Bloomingdale Court                             (3)        8.75%                  27,359              2,394     (2)       12/1/00
Chesapeake Center                                         8.44%                   6,563                554     (2)       5/15/15
Chesapeake Square                                         7.28%                  48,164              4,883                1/1/01
Cielo Vista Mall - 1                           (4)        9.38%                  55,185              5,639                5/1/07
Cielo Vista Mall - 2                                      8.13%                   1,940                189               11/1/05
Cielo Vista Mall - 3                           (4)        6.76%                  39,000              3,039                5/1/07
CMBS Loan - Fixed Component                    (5)        7.27%                 175,000             12,720     (2)      12/15/07
CMBS Loan - Variable Component                 (5)        6.16%                  50,000              3,078     (2)      12/15/07
College Mall - 1                               (6)        7.00%                  42,360              3,736                1/1/09
College Mall - 2                               (6)        6.76%                  12,000                857                1/1/09
Columbia Center                                           7.62%                  42,326              3,789               3/15/02
Crystal River                                             7.06%     (7)          16,000              1,130     (2)        1/1/01
Eastgate Consumer Mall                                    6.00%     (8)          22,929              1,376     (2)       3/31/00
Eastland Mall                                  (9)        6.81%                  15,000              1,022     (2)       9/15/02
Florida Mall, The                                         6.65%                  90,000              5,985     (2)       2/28/00
Forest Mall - 1                                (9)        6.57%                  12,800                841     (2)       9/15/02
Forest Mall - 2                                (9)        6.81%                   2,750                187     (2)       9/15/02
Forest Plaza                                   (3)        8.75%                  16,904              1,479     (2)       12/1/00
Forest Village Park Mall - 1                   (1)        6.57%                  20,600              1,353     (2)       9/15/02
Forest Village Park Mall - 2                   (1)        7.01%                   1,250                 88     (2)       9/15/02
Forum Phase I - Class A-1                                 7.13%                  46,997              3,349     (2)       5/15/04
Forum Phase I - Class A-2                                 6.19%                  44,385              2,747     (2)       5/15/04
Forum Phase II - Class A-1                                7.13%                  43,004              3,064     (2)       5/15/04
Forum Phase II - Class A-2                                6.19%                  40,614              2,514     (2)       5/15/04
Fox River Plaza                                (3)        8.75%                  12,654              1,107     (2)       12/1/00
Golden Ring Mall                               (9)        6.57%                  29,750              1,955     (2)       9/15/02
Great Lakes Mall - 1                                      6.74%                  52,632              4,354                3/1/01
Great Lakes Mall - 2                                      7.07%                   8,489                724                3/1/99
Greenwood Park Mall - 1                        (6)        7.00%                  35,478              3,105                1/1/09
Greenwood Park Mall - 2                        (6)        6.76%                  62,000              4,428                1/1/09
Grove at Lakeland Square, The                             8.44%                   3,750                317     (2)       5/15/15
Gulf View Square                                          8.25%                  37,633              3,652               10/1/06
Highland Lakes Center                                     6.56%    (10)          14,377                944     (2)        3/1/02
Hutchinson Mall - 1                            (9)        8.44%                  11,523              1,108               9/15/02
Hutchinson Mall - 2                            (9)        6.81%                   4,500                306     (2)       9/15/02
Ingram Park Mall - 1                                      8.10%                  47,955              4,533              12/30/99
Ingram Park Mall - 2                                      9.63%                   7,000                674     (2)      12/30/99
J.C. Penney/Net Leased (Chattanooga)                      6.80%                     847                274               5/31/02
Jefferson Valley Mall                                     5.61%    (11)          50,000              2,807     (2)       1/12/00
Keystone at the Crossing                                  7.85%                  64,194              5,085                7/1/27
La Plaza Mall                                             8.25%                  49,475              4,677              12/30/99


                                                       Interest             Face Amount        Annual Debt          Maturity
Property Name                                            Rate               at 12/31/98          Service              Date
-------------                                            ----               -----------          -------              ----
Lake View Plaza                                (3)       8.75%              22,169              1,940(2)            12/1/00
Lima Mall - 1                                            7.12%              14,180              1,215                3/1/02
Lima Mall - 2                                            7.12%               4,723                405                3/1/02
Lincoln Crossing                               (3)       8.75%                 997                 87(2)            12/1/00
Longview Mall - 1                              (1)       6.57%              22,100              1,452(2)            9/15/02
Longview Mall - 2                              (1)       7.01%               5,500                386(2)            9/15/02
Mainland Crossing                                        6.56%(10)           2,226                146(2)            3/31/02
Markland Mall                                  (9)       6.57%              10,000                657(2)            9/15/02
Matteson Plaza                                 (3)       8.75%              11,159                976(2)            12/1/00
McCain Mall - 1                                (4)       9.38%              25,768              2,721                5/1/07
McCain Mall - 2                                (4)       6.76%              18,000              1,402                5/1/07
Melbourne Square                                         7.42%              39,404              3,374                2/1/05
Miami International Mall                                 6.91%              46,483              3,758              12/21/03
Midland Park Mall - 1                          (9)       6.57%              22,500              1,478(2)            9/15/02
Midland Park Mall - 2                          (9)       6.81%               5,500                375(2)            9/15/02
The Shops at Mission Viejo                               6.11%              37,559              2,296(2)            9/14/03
North East Mall                                         10.00%              21,934              2,475                9/1/00
North Riverside Park Plaza - 1                           9.38%               3,918                452                9/1/02
North Riverside Park Plaza - 2                          10.00%               3,617                420                9/1/02
North Towne Square                             (9)       6.57%              23,500              1,544(2)            9/15/02
Northgate Shopping Center                                7.62%              79,035              7,075               3/15/02
Northlake Mall                                           8.00%               1,053                263               12/1/02
Orland Square                                            7.74%              50,000              3,871(2)             9/1/01
Paddock Mall                                             8.25%              29,930              2,905               10/1/06
Palm Beach Mall                                          7.50%              50,471              4,803              12/15/02
Port Charlotte Town Center - 1                           7.28%              45,583              3,857                1/1/01
Port Charlotte Town Center - 2                           7.28%               7,148                591                1/1/01
Randall Park Mall - 2                                    7.33%              35,000              2,566(2)            6/18/08
Regency Plaza                                  (3)       8.75%               1,878                164(2)            12/1/00
Richmond Towne Square                                    6.06%              14,526                881(2)            7/15/03
River Oaks Center                                        8.67%              32,500              2,818(2)             6/1/02
South Park Mall - 1                            (1)       7.25%              19,799              1,717               9/15/02
South Park Mall - 2                            (1)       7.01%               6,949                487(2)            9/15/02
South Shore                                              9.75%                  82                 66                4/1/00
St. Charles Towne Plaza                        (3)       8.75%              30,742              2,690(2)            12/1/00
Sunland Park Mall                             (12)       8.63%              39,506              3,773                1/1/26
Tacoma Mall                                              7.62%              92,474              8,278               3/15/02
Terrace at Florida Mall, The                             8.44%               4,688                396(2)            5/15/15
Tippecanoe Mall - 1                            (6)       8.45%              46,255              4,647                1/1/05
Tippecanoe Mall - 2                            (6)       6.81%              16,000              1,149                1/1/05
Towne East Square - 1                          (6)       7.00%              56,006              4,901                1/1/09
Towne East Square - 2                          (6)       6.81%              25,000              1,795                1/1/09
Treasure Coast Square                                    7.42%              53,218              4,714                1/1/06
Trolley Square - 1                                       5.81%              19,000              1,104(2)            7/23/00(13)
Trolley Square - 2                                       6.56%(10)           4,641                305(2)            7/23/00(13)
Trolley Square - 3                                       6.56%(10)           3,500                230(2)            7/23/00(13)
University Park Mall                                     7.43%              59,500              4,421(2)            10/1/07
Valle Vista Mall - 1                           (4)       9.38%              34,130              3,604                5/1/07
Valle Vista Mall - 2                           (4)       6.81%               8,000                626                5/1/07
West Ridge Plaza                               (3)       8.75%               4,612                404(2)            12/1/00
White Oaks Mall                                          6.51%              16,500              1,074(2)             3/1/99
White Oaks Plaza                               (3)       8.75%              12,345              1,080(2)            12/1/00
Windsor Park Mall - 1                                    8.00%               5,771                544                6/1/00
Windsor Park Mall - 2                                    8.00%               8,865                811                5/1/12
                                                                             -----
Total Secured Indebtedness                                              $2,865,241
                                                                        ==========



                                                 Interest      Face Amount    Annual Debt       Maturity
Property Name                                      Rate        at 12/31/98      Service           Date
-------------                                      ----        -----------      -------           ----

UNSECURED INDEBTEDNESS
Medium Term Notes - 1                             7.13%            100,000         7,125  (14)   6/24/05
Medium Term Notes - 2                             7.13%            180,000        12,825  (14)   9/20/07
Putable Asset Trust Securities                    6.75%            100,000         6,750  (14)  11/15/03
Unsecured Term Loan                               5.71%  (15)       70,000         4,000   (2)   1/31/00
Unsecured Term Loan                               6.14%             63,000         3,868   (2)   1/31/00
Unsecured Notes - 1                               6.88%            250,000        17,188  (14)  11/15/06
Unsecured Notes - 2A                              6.75%            100,000         6,750  (14)   7/15/04
Unsecured Notes - 2B                              7.00%            150,000        10,500  (14)   7/15/09
Unsecured Notes - 3                               6.88%            150,000        10,313  (14)  10/27/05
Unsecured Notes - 4A                              6.63%            375,000        24,844  (14)   6/15/03
Unsecured Notes - 4B                              6.75%            300,000        20,250  (14)   6/15/05
Unsecured Notes - 4C                              7.38%            200,000        14,750  (14)   6/15/18
Mandatory Par Put Remarketed Securities           7.00%            200,000        14,000  (14)   6/15/08
                                                            --------------
                                                                 2,238,000

Shopping Center Associates:
Unsecured Notes - SCA 1                           6.75%            150,000        10,125  (14)   1/15/04
Unsecured Notes - SCA 2                           7.63%            110,000         8,388  (14)   5/15/05
                                                            --------------
                                                                   260,000

The Retail Property Trust:
Unsecured Notes - CPI 1                           9.00%            250,000        22,500  (14)   3/15/02
Unsecured Notes - CPI 2                           7.05%            100,000         7,050  (14)    4/1/03
Unsecured Notes - CPI 3                           7.75%            150,000        11,625  (14)   8/15/04
Unsecured Notes - CPI 4                           7.18%             75,000         5,385  (14)    9/1/13
Unsecured Notes - CPI 5                           7.88%            250,000        19,688  (14)   3/15/16
CPI Merger Facility - 1                     (16)  5.71%            450,000        25,713   (2)   6/24/99
CPI Merger Facility - 2                     (16)  5.71%            450,000        25,713   (2)   3/24/00
CPI Merger Facility - 3                     (16)  5.71%            500,000        28,570   (2)   9/24/00
Unsecured Revolving Credit Facility  (17)         5.71%            368,000        21,028   (2)   9/27/99
                                                            --------------
                                                                 2,593,000

Total  Unsecured Indebtedness
                                                                $5,091,000
                                                            --------------

Total Indebtedness at Face Amounts
                                                                $7,956,241

Net Premium on Indebtedness                                     $   16,140
                                                            --------------

Total Consolidated Indebtedness                                 $7,972,381  (18)
                                                            ==============

Joint Venture Indebtedness (19):
------------------------------------------

Arizona Mills                                     6.36%  (20)      140,984         8,972   (2)    2/1/02
Aventura Mall  1                                  6.55%            141,000         9,231   (2)    4/6/08
Aventura Mall  2                                  6.60%             25,400         1,675   (2)    4/6/08
Aventura Mall  3                                  6.89%             33,600         2,314   (2)    4/6/08
Avenues, The                                      8.36%             57,710         4,825   (2)   5/15/03
Century III Mall                                  6.78%             66,000         4,475   (2)    7/1/03
Circle Centre Mall                                5.50%  (21)       60,000         3,302   (2)   1/31/04
Cobblestone Court                                 7.22%  (22)        6,180           446   (2)  11/30/05
Concord Mills                                     6.41%             24,250         1,555   (2)   12/2/03
Coral Square                                      7.40%             53,300         3,944   (2)   12/1/00
Crystal Court                                     7.22%  (22)        3,570           258   (2)  11/30/05
Crystal Mall                                      8.66%             50,305         4,356   (2)    2/1/03
Dadeland Mall                                     5.76%  (23)      140,000         8,070   (2)  12/10/00
Fairfax Court                                     7.22%  (22)       10,320           745   (2)  11/30/05
Gaitway Plaza                                     7.22%  (22)        7,350           531   (2)  11/30/05
Grapevine Mills                                   6.47%            155,000        10,029   (2)   10/1/08
Great Northeast Plaza                             9.04%             17,671         2,110          6/1/06
Gwinnett  Place                                   7.54%             39,866         3,412          4/1/07
Highland Mall - 1                                 9.75%              7,651           746   (2)   12/1/09
Highland Mall - 2                                 8.50%                306            26   (2)   10/1/01
Highland Mall - 3                                 9.50%              2,896           275   (2)   11/1/01
IBM CMBS Loan - Fixed Component             (24)  7.40%            300,000        22,197   (2)    5/1/06
IBM CMBS Loan - Floating Component          (24)  5.56%            185,000        10,290   (2)    5/1/03
Indian River Commons                              7.58%              8,399           637  (25)   11/1/04
Indian River Mall                                 7.58%             46,602         3,532  (25)   11/1/04
Lakeland Square                                   7.26%             52,421         4,368        12/22/03
Lakeline Mall                                     7.65%             72,927         6,300          5/1/07
Lakeline Plaza - 1                                5.44%  (26)       30,500         1,659   (2)    6/6/02
Mall of Georgia                                   7.09%            135,000         9,572   (2)    7/1/10
Metrocenter                                       8.45%             31,181         2,635   (2)   2/28/08
Northfield Square                                 9.52%             24,055         2,575          4/1/00
Ontario Mills - 4                                 0.00%  (27)        4,717             0  (27)  12/28/09
Ontario Mills - 5                                 6.75%            144,902         9,781   (2)   11/2/08
Plaza at Buckland Hills, The                      7.22%  (22)       17,680         1,276   (2)  11/30/05
Ridgewood Court                                   7.22%  (22)        7,980           576   (2)  11/30/05
Royal Eagle Plaza                                 7.22%  (22)        7,920           572   (2)  11/30/05
Seminole Towne Center                             6.88%             70,500         4,850   (2)    1/1/06
Shops at Sunset Place, The                        6.31%  (28)       87,180         5,505   (2)   6/30/02
Smith Haven Mall                                  7.86%            115,000         9,039   (2)    6/1/06
Source, The                                       6.65%            124,000         8,246   (2)   11/6/08
Tower Shops, The                                  6.26%             13,500           846   (2)   3/13/99
Town Center at Cobb                               7.54%             50,794         4,347          4/1/07
Village Park Plaza                                7.22%  (22)        8,960           647   (2)  11/30/05
West Town Corners                                 7.22%  (22)       10,330           746   (2)  11/30/05
West Town Mall                                    6.90%             76,000         5,244   (2)    5/1/08
Westchester, The                                  8.74%            152,104        14,478          9/1/05
Westland Park Plaza                               7.22%  (22)        4,950           357   (2)  11/30/05
Willow Knolls Court                               7.22%  (22)        6,490           469   (2)  11/30/05
Yards Plaza, The                                  7.22%  (22)        8,270           597   (2)  11/30/05
                                                            --------------
Total Joint Venture Indebtedness at Face
 Amounts                                                        $2,840,721

Premium on Indebtedness                                             20,868
                                                            --------------
Total Joint Venture Indebtedness                                $2,861,589  (29)
                                                            ==============

(Footnotes on following page)

(Footnotes for preceding pages)


(1) Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(2)  Requires monthly payments of interest only.

(3)  These ten Properties are cross-defaulted.

(4)  These three Properties are cross-collateralized.

(5) Secured by cross-collateralized mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall). (6) Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(7)  LIBOR + 2.000%.

(8)  LIBOR + 1.000%, with LIBOR Capped at 5.000%.

(9) Loans secured by these seven Properties are cross-collateralized and cross-defaulted.

(10) LIBOR + 1.500%.

(11) LIBOR + 0.550%, with LIBOR Capped at 8.700% through maturity.

(12) Lender also participates in a percentage of gross revenues above a specified base.

(13) July 23, 2000 is the earliest date on which the lender may call the bonds.

(14) Requires semi-annual payments of interest only.

(15) LIBOR + 0.650%.

(16) The Merger Facility bears interest at LIBOR + 0.65%. Interest rate swaps currently exist on $500,000 of this facility, which fix the LIBOR component at a weighted average rate of 5.06%. On February 4, 1999 the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. The net proceeds of which were used primarily to paydown the first maturity of the Merger Facility and the Credit Facility. (See Note 10 to the accompanying financial statements.)

(17) $1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.65% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate Caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/98, $880,800 was available after outstanding borrowings and letters of credit. The SPG Operating Partnership has the option to extend this facility for an additional year. (18) Includes minority interest partners' share of consolidated indebtedness of ($129,809).

(19) As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.

(20) LIBOR + 1.300%, with LIBOR Capped at 9.500%.

(21) LIBOR + 0.440%, with LIBOR Capped at 8.81% through maturity.

(22) The interest rate on this cross-collateralized mortgage is fixed at 7.22% through November 1999 and thereafter the rate is the greater of 7.22% or 2.0% over the then current yield of a six month treasury bill selected by the lender.

(23) LIBOR + 0.700%.

(24) This $485 million Commercial Mortgages Notes is secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating component has an interest rate protection agreement which Caps LIBOR at 11.67%.

(25) Loans require monthly interest payments only until they begin amortizing November, 2000.

(26) LIBOR + 0.375%.

(27) Beginning January 2000, this note will bear Interest at 6.00%.

(28) LIBOR + 1.250%.

(29) Includes outside partners' share of indebtedness of ($1,634,545).

Item 3. Legal Proceedings

     Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. The plaintiffs allege in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200 million, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of SPG computed at the 0.68 Exchange Ratio used in the DRC Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and SPG each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of SPG granting SPG's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to SPG to date, it is not expected that this action will have a material adverse effect on SPG or the SPG Operating Partnership.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7.8 million has been entered against all defendants. This judgment includes approximately $6.5 million of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The affiliate is seeking to overturn the award and has appealed the verdict. The affiliate's appeal is pending. Although management is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

     Browning-Ferris Industries of Illinois, et al. v. Richard Ter Maat, et al.
v. Craig J. Cain, et al., Case No. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third-Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (the "Affiliate") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C.
section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against

Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site. In February 1996, the Affiliate settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Since that date, the SPG Operating Partnership's third party casualty insurer responded to the SPG Operating Partnership's demand, has reimbursed the SPG Operating Partnership for its costs expended to date, and has further agreed to defend and indemnify the SPG Operating Partnership against any further loss, cost, or damage with respect to this matter.

     The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the SPG Operating Partnership's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters


          There is no established public trading market for the SPG Operating Partnership's Units or preferred units (all of which are owned by SPG and SPG Properties, Inc.). The following table sets forth for the periods indicated, the distributions declared on the Units:



                                                             Declared
                               1997                        Distribution
                            -----------                  ----------------
                            1st Quarter                       $0.4925
                            2nd Quarter                       $0.5050
                            3rd Quarter                       $0.5050
                            4th Quarter                       $0.5050

                               1998
                            -----------
                            1st Quarter                       $0.5050
                            2nd Quarter                       $0.5050
                            3rd Quarter                       $0.5050
                            4th Quarter                       $0.5050 (1)

     (1) Includes a $0.4721 distribution declared in the third quarter of 1998, but not payable until the fourth quarter of 1998, related to the CPI Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per Unit.

     Holders

     The number of holders of Units was 155 as of March 18, 1999.

     Unregistered Sales of Equity Securities

     The SPG Operating Partnership did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 1998, except as follows: During 1998 the SPG Operating Partnership issued 2,864,088 Units in connection with the acquisition of additional ownership interests in four partnerships and the acquisition of Cordova Mall. The foregoing transactions are exempt from registrations under the Act in reliance on section 4(2).

Item 6. Selected Financial Data


     The following tables set forth selected financial data for the SPG Operating Partnership. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Other data management believes is important in understanding trends in the SPG Operating Partnership's business is also included in the tables.


                                                                  As of or for the Year Ended December 3l,
                                          -----------------------------------------------------------------------------------
                                                 1998(1)           1997(1)           1996(1)           1995           1994
                                          -----------------------------------------------------------------------------------
                                                                   (in thousands, except per Unit data)

OPERATING DATA:
 Total revenue                                $ 1,400,189       $ 1,054,167        $  747,704       $  553,657     $  473,676
 Income before extraordinary items                233,256           203,133           134,663          101,505         60,308
 Net income available to Unitholders          $   198,931       $   173,943        $  118,448       $   96,730     $   42,328

BASIC EARNINGS PER UNIT:
 Income before extraordinary items            $      1.01       $      1.08        $     1.02       $     1.08     $     0.71
 Extraordinary items                                 0.04                --             (0.03)           (0.04)         (0.21)
                                          ---------------------------------
 Net income                                   $      1.05       $      1.08        $     0.99       $     1.04     $     0.50
                                          ===================================================================================
 Weighted average Units outstanding               189,082           161,023           120,182           92,666         84,510
DILUTED EARNINGS PER UNIT:
 Income before extraordinary items            $      1.01       $      1.08        $     1.01       $     1.08     $     0.71
 Extraordinary items                                 0.04                --             (0.03)           (0.04)         (0.21)
                                          ---------------------------------
 Net income                                   $      1.05       $      1.08        $     0.98       $     1.04     $     0.50
                                          ===================================================================================
 Diluted weighted average Units
  outstanding                                     189,440           161,407           120,317           92,776         84,712


Distributions per Unit (2)                    $      2.02       $      2.01        $     1.63       $     1.97     $     1.90

BALANCE SHEET DATA:
 Cash and cash equivalents                    $   124,466       $   109,699        $   64,309       $   62,721     $  105,139
 Total assets                                  13,112,916         7,662,667         5,895,910        2,556,436      2,316,860
 Mortgages and other indebtedness               7,972,381         5,077,990         3,681,984        1,980,759      1,938,091
 Limited Partners' Interest (3)                        --                --                --          908,764        909,306
 Partners' equity (deficit)                   $ 4,587,801       $ 2,251,299        $1,945,174       $ (589,126)    $ (807,613)

OTHER DATA:
 Cash flow provided by (used in):
  Operating activities                        $   543,663       $   370,907        $  236,464       $  194,336     $  128,023
  Investing activities                         (2,099,009)       (1,243,804)         (199,742)        (222,679)      (266,772)
  Financing activities                          1,570,113           918,287           (35,134)         (14,075)       133,263
 Ratio of Earnings to Fixed Charges                 1.56x             1.68x             1.64x            1.67x          1.43x
                                          ====================================================================
 Funds from Operations (FFO) (4)              $   540,609       $   415,128        $  281,495       $  197,909     $  167,761
                                          ===================================================================================

Notes

(1) Notes 3, 4 and 7 to the accompanying financial statements describe the CPI Merger and the DRC Merger, which occurred on September 24, 1998 and August 9, 1996, respectively, and other 1998, 1997 and 1996 real estate acquisitions and development.

(2) Represents distributions declared per period, which, in 1996, includes a distribution of $0.1515 per Unit declared on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per Unit.

(3)  See Note 11 to the financial statements.

(4) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition of Funds from Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the SPG Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.

     Overview

     The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, the SPG Operating Partnership owns or holds an interest in 240 income-producing properties, which consist of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owns interests in one regional mall, one value-oriented super-regional mall, one specialty retail center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the attached financial statements for a description of the activities of the Management Company.

     Operating results of the SPG Operating Partnership for the two years ended December 31, 1998 and 1997, and their comparability to the respective prior periods, have been significantly impacted by a number of Property acquisitions and openings beginning in 1996. The greatest impact on results of operations has come from the CPI Merger (see Liquidity and Capital Resources), which was consummated as of the close of business on September 24, 1998, the merger with DeBartolo Realty Corporation (the "DRC Merger") which was completed on August 9, 1996, and the acquisition of Shopping Center Associates (the "SCA Acquisition"), which included a series of transactions from September 29, 1997 to June 1, 1998. In addition, the SPG Operating Partnership acquired ownership interests in or commenced operations of several other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting (the "Property Transactions"). The following is a listing of such transactions: On April 11, 1996, the SPG Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall for approximately $101 million. On July 31, 1996, the SPG Operating Partnership opened the approximately $75 million wholly-owned Cottonwood Mall in Albuquerque, New Mexico. On August 29, 1997, the SPG Operating Partnership opened the 55%-owned, $89 million phase II expansion of The Forum Shops at Caesar's. On December 30, 1997, the SPG Operating Partnership acquired 100% of The Fashion Mall at Keystone at the Crossing, along with an adjacent community center, in Indianapolis, Indiana for $124.5 million. On January 26, 1998, the SPG Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. On May 5, 1998, SPG acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. SPG transferred the interest to the SPG Operating Partnership in exchange for 519,889 Units. Please refer to "Liquidity and Capital Resources" for additional information on 1998 activity.

Results of Operations

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

     Total revenue increased $346.0 million or 32.8% in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($131.0 million), the SCA Acquisition ($121.7 million), the Property Transactions ($48.2 million) and approximately $12.9 million of consolidated revenues realized from marketing initiatives throughout the portfolio from the SPG Operating Partnership's strategic marketing division, Simon Brand Ventures ("SBV"). Excluding these transactions, total revenues increased $32.3 million, primarily due to a $20.2 million increase in minimum rent, a $10.1 million increase in other income and a $3.8 million increase in tenant reimbursements. The increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in other income is primarily the result of increases in gains from sales of peripheral properties ($3.4 million) and interest income ($2.8 million) and a fee ($2.5 million) earned from CPI in connection with the sale of the General Motors Building in New York, New York. The increase in tenant reimbursements is offset by a $4.6 million increase in property operating expenses for comparable properties.

     Total operating expenses increased $183.0 million, or 31.7%, in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($70.7 million, including $26.0 million of depreciation and amortization), the SCA Acquisition ($66.6 million, including $20.9 million of depreciation and amortization) and the Property Transactions ($29.7 million, including $12.9 million of depreciation and amortization). Excluding these transactions, operating expenses increased $16.1 million or 2.8%, primarily due to increases in depreciation and amortization ($6.3 million), property operating expenses ($4.6 million) and advertising and promotion ($3.7 million). The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The increase in property operating expenses is offset by a $3.8 million net increase in tenant reimbursements.

     Interest expense increased $132.5 million, or 46.0% in 1998 as compared to 1997. This increase is primarily as a result of the CPI Merger ($45.8 million), the SCA Acquisition ($59.1 million) and the Property Transactions ($15.0 million) and incremental interest ($12.7 million) on borrowings under the Credit Facility to acquire the IBM Properties (see Note 7 to the financial statements).

     The $7.3 million loss on the sale of an asset in 1998 is the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

     Income from unconsolidated entities increased $9.0 million from $19.2 million in 1997 to $28.1 million in 1998, resulting from an increase in the SPG Operating Partnership's share of income from partnerships and joint ventures ($13.6 million), partially offset by a decrease in the SPG Operating Partnership's share of income from M.S. Management Associates Inc. (the "Management Company") ($4.6 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the addition of the IBM Properties ($14.5 million) and the CPI Merger ($6.8 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnerships' investment over their share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.7 million). The decrease in Management Company includes a $6.0 million decrease in development fee income.

     The $7.1 million loss from extraordinary items in 1998 is the result of prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt.

     Net income was $240.4 million in 1998, as compared to $203.2 million in 1997, reflecting an increase of $37.2 million, for the reasons discussed above, and was allocated to the SPG Operating Partnership's based on their preferred unit preferences and weighted average ownership interests in the SPG Operating Partnership during the year.

Year Ended December 31, 1997 vs. Year Ended December 31, 1996

     Total revenue increased $306.5 million or 41.0% in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($234.1 million), the SCA Acquisition ($30.6 million) and the Property Transactions ($28.4 million). Excluding these transactions, total revenues increased $13.4 million, which includes a $15.4 million increase in minimum rent and a $7.1 million increase in tenant reimbursements, partially offset by a $7.5 million decrease in other income. The $15.4 million increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.4 million increase in rents from tenants operating under license agreements. The $7.1 million increase in tenant reimbursements is partially offset by a net increase in recoverable expenses. The $7.5 million decrease in other income is primarily the result of decreases in lease settlement income ($3.0 million), interest income ($1.3 million) and gains from sales of peripheral properties ($1.7 million).

     Total operating expenses increased $160.9 million, or 38.7%, in 1997 as compared to 1996. This increase is primarily the result of the DRC Merger ($113.5 million), the SCA Acquisition ($15.9 million), the Property Transactions ($17.3 million), and the increase in depreciation and amortization ($10.1 million), primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

     Interest expense increased $85.6 million, or 42.4% in 1997 as compared to 1996. This increase is primarily as a result of the DRC Merger ($61.1 million), the SCA Acquisition ($13.9 million) and the Property Transactions ($9.1 million).

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

     Income from unconsolidated entities increased from $9.5 million in 1996 to $19.2 million in 1997, resulting from an increase in the SPG Operating Partnership's share of the Management Company's income ($5.0 million) and an increase in its share of income from partnerships and joint ventures ($4.6 million). The increase in Management Company income is primarily the result of income realized through marketing initiatives ($2.0 million) and the SPG Operating Partnership's share of the Management Company's gains on sales of peripheral property ($1.9 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the DRC Merger ($4.9 million), the SCA Acquisition ($3.2 million), and the nonconsolidated joint-venture Properties acquired or commencing operations during 1997 ($5.0 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.8 million).

     Net income was $203.2 million in 1997, as compared to $131.1 million in 1996, reflecting an increase of $72.0 million, for the reasons discussed above, and was allocated to the SPG Operating Partnership's based on their preferred unit preferences and weighted average ownership interests in the SPG Operating Partnership during the year.

     Preferred distributions increased by $16.6 million to $29.2 million in 1997 as a result of SPG's issuance of $200 million of 8 3/4% Series B cumulative redeemable preferred stock on September 27, 1996 and $150 million of 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock on July 9, 1997, partially offset by a reduction in preferred distributions ($2.0 million) resulting from the conversion of the $100 million 8 1/8% Series A convertible preferred stock into 3,809,523 shares of common stock on November 11, 1997.

     Liquidity and Capital Resources

     As of December 31, 1998, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $124.5 million. In addition to its cash balance, the SPG Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had $880.8 million available after outstanding borrowings and letters of credit at December 31, 1998. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of September 1999, with a one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also has access to public equity and debt markets.

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

     Sensitivity Analysis. The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1998, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $15.5 million, and would decrease the fair value of debt by approximately $800 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $15.5 million, and would increase the fair value of debt by approximately $1.1 billion.

     Financing and Debt

  At December 31, 1998, the SPG Operating Partnership had consolidated debt of $7,972 million, of which $5,669 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2,303 million is variable-rate debt bearing interest at a weighted average rate of 6.1%. As of December 31, 1998, the SPG Operating Partnership had interest rate protection agreements related to $938 million of consolidated variable-rate debt. The SPG Operating Partnership's hedging activity as a result of these interest rate protection agreements resulted in net interest savings of $263 thousand for the year ended December 31, 1998. This did not materially impact the SPG Operating Partnership's weighted average borrowing rates.

     The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $4,728 million, with $4,315 million thereafter. The SPG Operating Partnership's together with the SRC Operating Partnership (See Note 1 to the financial statements) have a combined ratio of consolidated debt-to-market capitalization of 51.7% and 46.0% at December 31, 1998 and 1997, respectively. The increase is primarily the result of a 12.8% decrease in the estimated value of the Units.

The following summarizes significant financing and refinancing transactions completed in 1998:

     Financings related to the CPI Merger. The cost of the CPI Merger (see below) included the issuance of 53,078,564 shares of common stock and 4,844,331 shares of 6.50% Series B Convertible Preferred Stock to the CPI shareholders. Each share of Series B Convertible Preferred Stock is convertible into 2.586 paired shares of common stock of the Companies, subject to adjustment under certain circumstances described in Note 11 of the financial statements. Also resulting from the CPI Merger, SPG became the issuer of 209,249 shares of 6.50% Series A Convertible Preferred Stock. Each share of which is convertible into
37.995 paired shares of the Companies' common stock, subject to adjustment under the same circumstances as SPG's 6.50% Series B Convertible Preferred Stock described above. On February 26, 1999, 150,000 of such shares were converted.

     As described in Note 3 to the financial statements, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see below)) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

     To finance the cash portion of the CPI Merger, the SPG Operating Partnership and SPG, as co-obligors, obtained a $1.4 billion unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and has stated maturities at the following intervals (i) $450 million on June 24, 1999 (ii) $450 million on March 24, 2000 and (iii) $500 million on September 24, 2000. In February 1999 the initial $450 million maturity was retired with proceeds from an unsecured debt offering, which is described below. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. SPG and the SPG Operating Partnership drew the entire $1.4 billion available on the Merger Facility, along with $237 million on the Credit Facility, to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as closing costs associated with the CPI Merger. Financing costs of $9.5 million, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

     Also in conjunction with the CPI Merger, the SPG Operating Partnership transferred substantially all of the CPI assets and $825 million of unsecured notes (the "CPI Notes") to Retail Property Trust ("RPT"), a 99.999% owned REIT subsidiary of the SPG Operating Partnership. As a result, the CPI Notes are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other SPG Operating Partnership unsecured notes. The CPI Notes pay interest semiannually, and bear interest ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of
9.1 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum net worth ratios. Additionally, consolidated mortgages totaling $2.1 million, and a pro-rata share of $143.5 million of nonconsolidated joint venture indebtedness was assumed in the CPI Merger, and as a result of acquiring the remaining interest in Palm Beach Mall, the SPG Operating Partnership began accounting for that Property using the consolidated method of accounting, adding $50.7 million to consolidated indebtedness. A net premium of $19.2 million was recorded in accordance with the purchase method of accounting to adjust the CPI Notes and mortgage indebtedness assumed in the CPI Merger to fair value, which is being amortized over the remaining lives of the related indebtedness.

     Secured Indebtedness. During 1998, the SPG Operating Partnership refinanced approximately $545 million of mortgage indebtedness on 19 of its Properties into four separate cross-collateralized and cross-defaulted pools. These refinancings included additional borrowings of approximately $270 million, which the SPG Operating Partnership used primarily to paydown the Credit Facility and for general working capital needs. The weighted average maturity of the indebtedness increased from approximately 5.6 years to 7.1 years, while the weighted average interest rates decreased from approximately 7.6% to 7.3%.

     Credit Facility. The maximum and average amounts outstanding during 1998 under the Credit Facility were $992 million and $584 million, respectively.

     Equity Financings. During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating aggregate net proceeds of approximately $91.4 million. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes. In addition, SPG issued 519,889 shares of common stock valued at $17.2 million to acquire the remaining 50.1% interest in Rolling Oaks Mall, which was transferred to the SPG Operating Partnership in exchange for 519,889 Units.

     Unsecured Notes. On June 22, 1998, the SPG Operating Partnership completed the sale of $1.075 billion of senior unsecured debt securities. The issuance included three tranches of notes as follows (1) $375 million bearing interest at 6.625% and maturing on June 15, 2003 (2) $300 million bearing interest at 6.75% and maturing on June 15, 2005 and (3) $200 million bearing interest at 7.375% and maturing on June 15, 2018. This offering also included a fourth tranche of $200 million of 7.00% Mandatory Par Put Remarketed Securities due June 15, 2028, which are subject to redemption on June 16, 2008. The net proceeds of approximately $1.062 billion were combined with $40 million of working capital and used to retire and terminate a $300 million unsecured revolving credit facility and to reduce the outstanding balance of the Credit Facility.

     Additionally, on February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. The notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility. Following this offering, the SPG Operating Partnership had remaining $250 million on its debt shelf registration, under which debt securities may be issued.

     The CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc., Corporate Property Investors, Inc., and Corporate Realty Consultants, Inc., the CPI Merger was consummated. As a result, the consolidated results of operations include an additional 17 regional malls, two office buildings and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

     The total purchase price associated with the CPI Merger is approximately $5.9 billion including transaction costs and liabilities assumed. This included a per share dividend paid immediately prior to the CPI Merger to the holders of CPI common stock of (i) $90 in cash, (ii) 1.0818 additional shares of common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock. The dividend was paid on a total of 25,496,476 shares of CPI common stock.

     See Note 3 to the financial statements for additional information about the CPI Merger.

     Acquisitions and Disposals

     During 1998, in addition to the CPI Merger, the SPG Operating Partnership acquired 100% of one Property and additional interests in a total of 21 Properties for approximately $657 million, including the assumption of $271 million of indebtedness and 2,864,088 Units valued at approximately $93 million, with the remainder in cash financed primarily through the Credit Facility and working capital. These transactions resulted in the addition of approximately
11.8 million square feet of GLA to the portfolio.

     The SPG Operating Partnership and affiliates and several joint venture partners have collectively acquired a 44 percent ownership position in Groupe BEG, S.A. ("BEG"). BEG is a fully integrated European retail real estate developer, lessor and manager. The SPG Operating Partnership and its affiliated Management Company, have contributed $27.5 million of equity capital for a 22% ownership interest and are committed to an additional investment of $28.7 million over the next 12 months, subject to certain financial and other conditions, including the SPG Operating Partnership's approval of development projects. The agreement with BEG is structured to allow the SPG Operating Partnership and affiliates and its joint venture partners to collectively acquire a controlling interest in BEG over time.

     Effective June 1, 1998, the SPG Operating Partnership sold The Promenade for $33.5 million. No gain or loss was recognized on this transaction. Effective June 30, 1998, the SPG Operating Partnership sold Southtown Mall for $3.3 million and recorded a $7.2 million loss on the transaction.

     See Note 4 to the financial statements for 1997 and 1996 acquisition activity.

     On February 25, 1999, the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. The SPG Operating Partnership expects to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's ultimate ownership to be between 30% to 50%.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand and amounts available under the Credit Facility, together with the ability to issue shares of common stock and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the SPG Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Portfolio Restructuring. As a continuing part of the SPG Operating Partnership's long-term strategic plan, management is evaluating the potential sale of non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

     Development Activity

     Development activities are an ongoing part of the SPG Operating Partnership's business. During 1998, the SPG Operating Partnership opened two new community shopping centers at a combined cost of approximately $47.3 million, adding 465,500 square-feet of GLA to the portfolio. Each of these new community centers is adjacent to an existing regional mall in the SPG Operating Partnership's portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA, opened in January of 1999 in South Miami, Florida. The SPG Operating Partnership owns a noncontrolling 37.5% of this specialty retail center.

     Construction also continues on the following projects, which have an aggregate construction cost of approximately $620 million, the SPG Operating Partnership's share of which is approximately $347 million:

     o Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

     o The Mall of Georgia, an approximately 1.5 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 444,000 square-foot community shopping center project, which is scheduled to open in October of 1999. The SPG Operating Partnership is funding 85% of the capital requirements of the project. The SPG Operating Partnership has a noncontrolling 50% ownership interest in each of these development projects after the return of its equity and a 9% return thereon.

     o In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Plaza and Waterford Lakes at a combined 1,243,000 square feet of GLA.

     Strategic Expansions and Renovations

     A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. In 1998, the SPG Operating Partnership completed construction and opened nine new expansion and/or renovation projects:
Aventura Mall in Miami, Florida; Castleton Square in Indianapolis, Indiana; Independence Center in Independence, Missouri; Irving Mall in Irving, Texas; Prien Lake Mall in Lake Charles, Louisiana; Richardson Square in Dallas, Texas; Tyrone Square in St. Petersburg, Florida; Walt Whitman Mall in Huntington, New York; and West Town Mall in Knoxville, Tennessee.

     The SPG Operating Partnership currently has five major expansion projects under construction at an aggregate cost of approximately $465 million, the SPG Operating Partnership's share of which is approximately $422 million:

     o A $146 million renovation and expansion of The Shops at Mission Viejo in Mission Viejo, California, including the additions of Nordstrom and Saks Fifth Avenue with expansions of Macy's and Robinsons-May is scheduled for completion in the winter of 1999. In addition, a new food court is scheduled to open late in 2000. The SPG Operating Partnership owns 100% of this mall.

     o North East Mall will have an additional 308,000 square feet of GLA including a 73,000 square foot small shop expansion, a new Nordstrom and Saks Fifth Avenue when its $103 million renovation and expansion project, which is scheduled to open in the fall of 2000, is complete. The SPG Operating Partnership owns 100% of this regional mall.

     o An approximately 200,000 square-foot small shop expansion of The Florida Mall in Orlando, Florida, as well as the addition of Burdines, is scheduled for completion in November of 1999. Expansions of Dillard's, Parisian and JCPenney are also included in this $86 million project. The SPG Operating Partnership has a noncontrolling 50% ownership interest in this project.

     o The $65 million expansion and renovation of Town Center at Boca Raton in Boca Raton, Florida includes the addition of Nordstrom, a relocation of Saks Fifth Avenue, a mall renovation and the expansions of Lord & Taylor and Bloomingdale's, with more than 100,000 additional square feet of small shops. This wholly-owned development project is scheduled for completion in the summer of 2000.

     o Richmond Town Square is in the middle of a $57 million renovation and expansion project which includes a new Kaufmann's and a JCPenney renovation that opened in November 1998, a Sears remodel and a new food court scheduled to open in May of 1999 and a new Sony Cinema scheduled to open early in 2000.

     The SPG Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction aggregating approximately $200 million, nearly all of which relates to wholly-owned Properties. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. The SPG Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

     Capital Expenditures

     Consolidated capital expenditures, excluding acquisitions, were $348 million, $332 million and $211 million for the periods ended December 31, 1998, 1997 and 1996, respectively.

                                                1998      1997     1996
                                                -----     -----    -----
      New Developments                          $  22     $  80    $  80
      Renovations and Expansions                  250       197       86
      Tenant Allowances--Retail                    45        37       24
      Tenant Allowances--Offices                    1         1        6
      Recoverable Capital Expenditures             18        13       11
      Other                                        12         4        4
                                                -----     -----    -----
      Total                                     $ 348     $ 332    $ 211
                                                =====     =====    =====

     Distributions

     The SPG Operating Partnership declared distributions in 1998 aggregating $2.02 per Unit. On January 20, 1999, the SPG Operating Partnership declared a distribution of $0.5050 per Unit payable on February 19, 1999. For federal income tax purposes, 1% of the 1998 common stock distributions represented a capital gain and 48% represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

     Investing and Financing Activities

     In March 1998, the SPG Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the SPG Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the SPG Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the SPG Operating Partnership. The SPG Operating Partnership applied the distribution against its investment in The Source.

     In August 1998, the SPG Operating Partnership admitted an additional partner into the partnership which owns The Shops at Sunset Place for $35 million, which was distributed to the SPG Operating Partnership. The SPG Operating Partnership now holds a 37.5% noncontrolling interest in this Property, which opened in January 1999. The SPG Operating Partnership applied the distribution against its investment in the Property.

     Cash used in investing activities for the year ended December 31, 1998 of $2,099 million is primarily the result of the CPI Merger and other acquisitions of $1,943 million, $345 million of capital expenditures and $22 million of investments in and advances to the Management Company, partially offset by net distributions from unconsolidated entities of $140 million, cash received from acquired Properties of $17 million, net proceeds of $46 million from the sales of Sherwood Gardens, The Promenade and Southtown Mall and an $8 million decrease in restricted cash. In addition to the $1,659 million paid in connection with the CPI Merger, acquisitions includes $240 million for the acquisition of the IBM Properties, $41 million for the acquisition of Arboretum and $3 million for the acquisition of Cordova Mall. Capital expenditures includes development costs of $58 million, renovation and expansion costs of approximately $222 million and tenant costs and other operational capital expenditures of approximately $65 million. Development costs include $39 million for the Shops at Sunset Place and $14 million at Waterford Lakes. Net distributions from unconsolidated entities primarily consists of $55 million from Florida Mall, $33 million from The Source transactions described above, $30 million associated with The Shops at Sunset Place transaction described above and $12 million from the IBM Properties.

     Cash provided by financing activities for the year ended December 31, 1998 was $1,570 million and includes net borrowings of $1,914 million primarily used to fund the CPI Merger and other acquisition and development activity and contributions from SPG of the proceeds from the sales of its common stock of $93 million, partially offset by total distributions to minority interest partners of consolidated Properties, and partners in the SPG Operating Partnership of $437 million.

     Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     Management believes that there are several important factors that contribute to the ability of the SPG Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of liquidity.

     Total EBITDA for the Properties increased from $387 million in 1994 to $1,358 million in 1998, representing a compound annual growth rate of 36.9%. This growth is primarily the result of the CPI Merger ($109 million), the DRC Merger ($418 million), the SCA Acquisition ($123 million), the IBM acquisition ($73 million), and other Properties developed or acquired during the comparative periods ($214 million). The remaining growth in total EBITDA ($33 million) reflects the addition of GLA to the Portfolio Properties through expansions, increased rental rates, increased tenant sales, improved occupancy levels and effective control of operating costs. During this period, the operating profit margin increased from

61.9% to 64.7%. This improvement is also primarily attributable to aggressive leasing of new and existing space and effective control of operating costs.

     The following summarizes total EBITDA for the Portfolio Properties and the operating profit margin of such properties, which is equal to total EBITDA expressed as a percentage of total revenue:

                                                                         For the Year Ended December 31,
                                                  ----------------------------------------------------------------------------
                                                       1998             1997             1996            1995         1994
                                                  ---------------  --------------  -----------------  ----------  ------------
                                                                                 (in thousands)
 EBITDA of consolidated Properties                    $  906,987        $677,930          $ 467,292    $343,875       $290,243
 EBITDA of unconsolidated Properties                     450,568         262,098            148,030      93,673         96,592
                                                ------------------------------------------------------------------------------
 Total EBITDA of Portfolio Properties                 $1,357,555        $940,028          $ 615,322    $437,548       $386,835
                                                ==============================================================================
 EBITDA after minority interest (1)                   $1,064,157        $746,842          $ 497,215    $357,158       $307,372
                                                ==============================================================================
 Increase in total EBITDA from prior
  period                                                    44.4%           52.8%              40.6%       13.1%          11.6%
 Increase in EBITDA after minority
  interest from prior period                                42.5%           50.2%              39.2%       16.2%          20.0%
 Operating profit margin of the Portfolio
  Properties                                                64.7%           64.4%          62.5% (2)       63.1%          61.9%


(1) EBITDA after minority interest represents the SPG Operating Partnership's allocable portion of earnings before interest, taxes, depreciation and amortization for all Properties based on its economic ownership in each Property.

(2) The 1996 operating profit margin, excluding the $7.2 million merger integration costs, is 63.2%.

     Funds from Operations ("FFO")

     FFO, as defined by NAREIT, means the consolidated net income of the SPG Operating Partnership and its subsidiaries without giving effect to real estate related depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the SPG Operating Partnership's economic ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the SPG Operating Partnership. The SPG Operating Partnership's method of calculating FFO may be different from the methods used by other companies. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

     The following summarizes FFO of the SPG Operating Partnership and reconciles income before extraordinary items to FFO for the periods presented:

                                                                       For the Year Ended December 31,
                                                            --------------------------------------------------
                                                                  1998              1997              1996
                                                            --------------    --------------    --------------
                                                                               (in thousands)
    FFO of the SPG Operating Partnership                          $540,609          $415,128          $281,495
    Increase in FFO from prior period                                 30.2%             47.5%             42.2%
                                                            ==============    ==============    ==============

    Reconciliation:
    Income before extraordinary items                             $233,256          $203,133          $134,663
    Plus:
    Depreciation and amortization from consolidated
    properties                                                     266,525           200,084           135,226

    The SPG Operating Partnership's share of
    depreciation and amortization and extraordinary
    items from unconsolidated affiliates                            82,323            46,760            20,159


    Merger integration costs                                            --                --             7,236
    Loss on sale of real estate                                      7,283                --                --
    Less:
    Gain on the sale of real estate                                     --               (20)              (88)
    Minority interest portion of depreciation, and
    amortization and extraordinary items                            (7,307)           (5,581)           (3,007)

    Preferred Unit requirement                                     (41,471)          (29,248)          (12,694)
    FFO of the SPG Operating Partnership                          $540,609          $415,128          $281,495
                                                            ==============    ==============    ==============

     Portfolio Data

     Operating statistics give effect to the CPI Merger for 1998 only and the DRC Merger for all periods presented. Statistics include all Properties except for the redevelopment area at Irving Mall, Charles Towne Square, Richmond Town Square and The Shops at Mission Viejo, which are all undergoing extensive redevelopment. The value-oriented super-regional mall category consists of Arizona Mills, Grapevine Mills and Ontario Mills.

     Aggregate Tenant Sales Volume and Sales per Square Foot. From 1995 to 1998, total reported retail sales at mall and freestanding GLA owned by the SPG Operating Partnership ("Owned GLA") in the regional malls and all reporting tenants at community shopping centers increased from $7,649 million to $14,504 million. Sales for 1998 includes $3,180 million, $977 million, and $1,041 million from the CPI Properties, the SCA Acquisition, and the IBM Properties, respectively. Excluding these Properties, 1998 sales were $9,305 million, which is a compound annual growth rate of 6.8%. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     The following illustrates the total reported sales of tenants at Owned GLA:

                                                                   Annual
                                    Total Tenant                 Percentage
 Year Ended December 31,         Sales (in millions)              Increase
------------------------       -----------------------       ------------------
          1998                         $14,504                     52.0%
          1997                           9,539                     20.4
          1996                           7,921                      3.6
          1995                           7,649                       --

     Regional mall sales per square foot increased 9.0% in 1998 to $343 as compared to $315 in 1997. In addition, sales per square foot of reporting tenants operating for at least two consecutive years ("Comparable Sales") increased from $318 to $346, or 8.8%, from 1997 to 1998. The SPG Operating Partnership believes its strong sales growth in 1998 is the result of its aggressive retenanting efforts and the redevelopment of many of the Properties. Sales per square foot at the community shopping centers decreased in 1998 to $176 as compared to $179 in 1997. Sales statistics for value-oriented super- regional malls are not provided as this category is comprised of newly constructed malls with insufficient history to provide meaningful comparisons.


     Occupancy Levels. Occupancy levels for mall and freestanding Owned GLA at the regional malls increased from 87.3% at December 31, 1997, to 89.9% at December 31, 1998. Occupancy levels for all tenants at the value-oriented super-regional malls increased from 93.8% at December 31, 1997, to 98.2% at December 31, 1998. Occupancy levels for all tenants at the community shopping centers increased slightly, from 91.3% at December 31, 1997, to 91.4% at December 31, 1998. Owned GLA has increased 19.4 million square feet from December 31, 1997, to December 31, 1998, primarily as a result of the IBM acquisition, the CPI Merger, the acquisition of the Arboretum, and the 1998 Property openings.

                                  Occupancy Levels
               ---------------------------------------------------
                                   Value-Oriented        Community
                   Regional           Regional           Shopping
December 31,        Malls              Malls              Centers
------------       --------        --------------        ---------

    1998             89.9%               98.2%              91.4%
    1997             87.3                93.8               91.3
    1996             84.7                 N/A               91.6
    1995             85.5                 N/A               93.6


     Tenant Occupancy Costs. Tenant occupancy costs as a percentage of sales increased from 11.5% in 1997 to 12.2% in 1998 in the regional mall portfolio. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can pay higher rent. Management believes the SPG Operating Partnership is one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. Management believes continuing efforts to increase sales while controlling property operating expenses will continue the trend of increasing rents at the Properties.


     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 33.8%, from $19.18 in 1995 to $25.67 in 1998. For all tenants at the community shopping centers, average base rents of Owned GLA increased 5.3%, from $7.29 in 1995 to $7.68 in 1998.

     The following highlights this trend:

                                             Average Base Rent per Square Foot
                         --------------------------------------------------------------------------------
                                                                                   Community
                                             %      Value-Oriented         %        Shopping         %
Year Ended December 31,  Regional Malls    Change   Regional Malls      Change       Centers       Change
-----------------------  --------------    ------   --------------      ------     ----------      ------
        1998                $25.67           8.5%        $16.40          1.2%          $7.68         3.2%
        1997                 23.65          14.4          16.20          N/A            7.44        (2.7)
        1996                 20.68           7.8            N/A          N/A            7.65         4.9
        1995                 19.18           4.4            N/A          N/A            7.29         2.4


     Inflation

     Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the SPG Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the SPG Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the SPG Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

     However, inflation may have a negative impact on some of the SPG Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.


     Year 2000 Costs

     The SPG Operating Partnership has undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on the SPG Operating Partnership's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on the SPG Operating Partnership's operations.

     The IT Component of the Year 2000 project is being managed by the information services department of the SPG Operating Partnership who have actively involved other disciplines within the SPG Operating Partnership who are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of the SPG Operating Partnership's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

     Status of Project

          IT Component. The SPG Operating Partnership's primary operating, financial accounting and billing systems and the SPG Operating Partnership's standard primary desktop software have been determined to be Year 2000 ready. The SPG Operating Partnership's information services department has also completed its assessment of other "mission critical" applications within the SPG Operating Partnership and is currently implementing solutions to those applications in order for them to be Year 2000 ready. It is expected that the implementation of these mission critical solutions will be complete by September 30, 1999.

          Non-IT Component. The Non-IT Component includes the following phases:
     (1) an inventory of Year 2000 items which are determined to be material to the SPG Operating Partnership's operations; (2) assigning priority to identified items; (3) assessing Year 2000 compliance status as to all critical items; (4) developing replacement or contingency plans based on the information collected in the preceding phases; (5) implementing replacement and contingency plans; and (6) testing and monitoring of plans, as applicable.

          Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 82% complete, the assessment of compliance status of key third party service providers is approximately 80% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 79% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 75% complete. The SPG Operating Partnership expects to complete Phase (3) by April 30, 1999. The development of contingency or replacement plans (Phase
     (4)) is scheduled to be completed by September 30, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) has commenced and will continue through 1999 to the extent Year 2000 issues are identified. Any required testing (Phase (6)) is to be completed throughout the remainder of 1999.

     Costs. The SPG Operating Partnership estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount will be incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through December 31, 1998 are estimated at approximately $500 thousand. Such amounts are expensed as incurred. These estimates do not include the costs expended by the SPG Operating Partnership following its 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

     Risks. The most reasonably likely worst case scenario for the SPG Operating Partnership with respect to the Year 2000 problems would be disruptions in operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect the SPG Operating Partnership's results of operations.

     The SPG Operating Partnership has not yet completed all phases of its Year 2000 project and the SPG Operating Partnership is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on the SPG Operating Partnership's operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The managing general partner of the SPG Operating Partnership is SPG. The information required by this item is incorporated herein by reference to SPG's definitive Proxy Statements for their annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I thereof.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to SPG's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to SPG's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to SPG's definitive Proxy Statements for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1) Financial Statements                                            Page No.
        --------------------                                            --------

        Reports of Independent Public Accountants                          53

          Consolidated Balance Sheets as of December 31, 1998 and 1997 54 Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                                55
          Consolidated Statements of Changes in Partner's Equity for
           the years ended December 31, 1998, 1997 and 1996                56
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                57


        Notes to Financial Statements                                      58

    (2) Financial Statement Schedules
        -----------------------------

        Report of Independent Public Accountants                           81
        Simon Property Group, L.P. Schedule III -- Schedule of Real
         Estate and Accumulated Depreciation                               82
        Notes to Schedule III                                              87

    (3) Exhibits
        --------

        The Exhibit Index attached hereto is hereby incorporated by
         reference to this Item.                                           88

(b) Reports on Form 8-K
    -------------------

        One Form 8-K was filed during the fourth quarter ended December 31, 1998.

          On November 2, 1998 under Item 2 Acquisition or Disposition of Assets, Simon Property Group, L.P. filed a Form 8-K to announce the consummation of the merger by and among Simon DeBartolo Group, Inc. (the accounting predecessor to Simon Property Group, Inc.), Corporate Property Investors, Inc. and Corporate Realty Consultants, Inc. (the predecessor to SPG Realty Consultants, Inc.). Also included in the Form 8-K, under Item 7 Financial Statements and Exhibits, was pro forma financial information through September 30, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Simon Property Group, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the SPG Operating Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


Indianapolis, Indiana
February 17, 1999.

Balance Sheets
Simon Property Group, L.P. Consolidated

(Dollars in thousands)

                                                                                        December 31,       December 31,
                                                                                            1998               1997
                                                                                        ------------       ------------
ASSETS:
      Investment properties, at cost                                                    $ 11,662,860       $  6,867,354
      Less -- accumulated depreciation                                                       709,114            461,792
                                                                                        ------------       ------------
                                                                                          10,953,746          6,405,562
      Goodwill                                                                                58,134               --
      Cash and cash equivalents                                                              124,466            109,699
      Restricted cash                                                                            867              8,553
      Tenant receivables and accrued revenue, net                                            217,341            188,359
      Notes and advances receivable from Management Company and affiliates                   115,378             93,809
      Note receivable from SRC (Interest at 6%, due 2013)                                     20,565               --
      Investment in partnerships and joint ventures, at equity                             1,303,251            612,140
      Investment in Management Company and affiliates                                         10,037              3,192
      Other investment                                                                        50,176             53,785
      Deferred costs and other assets                                                        226,817            164,413
      Minority interest                                                                       32,138             23,155
                                                                                        ------------       ------------
            Total assets                                                                $ 13,112,916       $  7,662,667
                                                                                        ============       ============

LIABILITIES:
      Mortgages and other indebtedness                                                  $  7,972,381       $  5,077,990
      Notes payable to SRC (Interest at 8%, due 2008)                                         17,907               --
      Accounts payable and accrued expenses                                                  410,445            245,121
      Cash distributions and losses in partnerships and joint ventures, at equity             29,139             20,563
      Other liabilities                                                                       95,243             67,694
                                                                                        ------------       ------------
            Total liabilities                                                              8,525,115          5,411,368
                                                                                        ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

PARTNERS' EQUITY:

      Preferred units, 16,053,580 and 11,000,000 units outstanding, respectively           1,057,245            339,061

      General Partners, 161,487,017 and 109,643,001 units oustanding, respectively         2,540,660          1,231,031

      Limited Partners, 64,182,157 and 61,850,762 units outstanding, respectively          1,009,646            694,437

      Unamortized restricted stock award                                                     (19,750)           (13,230)
                                                                                        ------------       ------------

            Total partners' equity                                                         4,587,801          2,251,299
                                                                                        ------------       ------------
            Total liabilities and partners' equity                                      $ 13,112,916       $  7,662,667
                                                                                        ============       ============

        The accompanying notes are an integral part of these statements.

Statements of Operations
Simon Property Group, L.P. Consolidated

(Dollars in thousands, except per unit amounts)

                                                  For the Year Ended December 31,
                                            -----------------------------------------
                                                1998          1997            1996
                                            -----------    -----------    -----------
REVENUE:
    Minimum rent                            $   847,198    $   641,352    $   438,089
    Overage rent                                 49,441         38,810         30,810
    Tenant reimbursements                       427,921        322,416        233,974
    Other income                                 75,629         51,589         44,831
                                            -----------    -----------    -----------
        Total revenue                         1,400,189      1,054,167        747,704
                                            -----------    -----------    -----------

EXPENSES:
    Property operating                          225,899        176,846        129,094
    Depreciation and amortization               266,978        200,900        135,780
    Real estate taxes                           133,038         98,830         69,173
    Repairs and maintenance                      53,189         43,000         31,779
    Advertising and promotion                    50,521         32,891         24,756
    Merger integration costs                       --             --            7,236
    Provision for credit losses                   6,599          5,992          3,460
    Other                                        23,956         18,678         14,914
                                            -----------    -----------    -----------
        Total operating expenses                760,180        577,137        416,192
                                            -----------    -----------    -----------

OPERATING INCOME                                640,009        477,030        331,512

INTEREST EXPENSE                                420,280        287,823        202,182
                                            -----------    -----------    -----------
INCOME BEFORE MINORITY INTEREST                 219,729        189,207        129,330

MINORITY INTEREST                                (7,335)        (5,270)        (4,300)
GAINS (LOSS) ON SALES OF ASSETS, NET             (7,283)            20             88
                                            -----------    -----------    -----------
INCOME BEFORE UNCONSOLIDATED ENTITIES           205,111        183,957        125,118

INCOME FROM UNCONSOLIDATED ENTITIES              28,145         19,176          9,545
                                            -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEMS               233,256        203,133        134,663

EXTRAORDINARY ITEMS                               7,146             58         (3,521)
                                            -----------    -----------    -----------
NET INCOME                                      240,402        203,191        131,142

PREFERRED UNIT REQUIREMENT                      (41,471)       (29,248)       (12,694)
                                            -----------    -----------    -----------

NET INCOME AVAILABLE TO UNITHOLDERS             198,931    $   173,943    $   118,448
                                            ===========    ===========    ===========

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
        General Partner                     $   130,752    $   107,989    $    72,561
        Limited Partners                         68,179         65,954         45,887
                                            -----------    -----------    -----------
        Net income                          $   198,931    $   173,943    $   118,448
                                            ===========    ===========    ===========

BASIC EARNINGS PER UNIT:
        Income before extraordinary items   $      1.01    $      1.08    $      1.02
        Extraordinary items                        0.04           --            (0.03)
                                            -----------    -----------    -----------
        Net income                          $      1.05    $      1.08    $      0.99
                                            ===========    ===========    ===========

DILUTED EARNINGS PER UNIT:
        Income before extraordinary items   $      1.01    $      1.08    $      1.01
        Extraordinary items                        0.04           --            (0.03)
                                            -----------    -----------    -----------
        Net income                          $      1.05    $      1.08    $      0.98
                                            ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

Statements of Partners' Equity
Simon Property Group, L.P. Consolidated

(Dollars in thousands)

                                                                                                                          Limited
                                                                                            Unamortized       Total       Partners'
                                                   Preferred     General       Limited      Restricted      Partners'      Equity
                                                     Units       Partners      Partners     Stock Award      Equity       Interest
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1995                      $   99,923   $  (686,362)   $      --     $   (2,687)   $  (589,126)   $  908,764

1996 Adjustment to reflect limited partners'
  interest at Historical Value (Note 11)                           822,072         86,692                     908,764      (908,764)

                                                  ----------   -----------    -----------   ----------    -----------    ----------
                                                      99,923       135,710         86,692       (2,687)       319,638          --
                                                                                                                         ==========

General Partner Contributions (442,225 units)                       10,518                                     10,518


Units issued in connection with Merger
  (37,877,965 and 23,219,012 units, respectively)                  922,379        565,448                   1,487,827

Other unit issuances (472,410 units)                                                  275                         275

Preferred units issued, net of issuance costs
  (8,000,000 units)                                  192,989                                                  192,989

Stock incentive program (200,030 units)                              4,751                      (4,751)          --


Amortization of stock incentive                                                                  2,084          2,084

Adjustment to allocate net equity of
 the Operating Partnership                                         (14,382)        14,382

Net income                                            12,694        72,561         45,887                     131,142

Distributions                                        (12,694)     (114,142)       (72,401)                   (199,237)

Other                                                                  (62)                                       (62)
                                                  ----------   -----------    -----------   ----------    -----------
Balance at December 31, 1996                         292,912     1,017,333        640,283       (5,354)     1,945,174

General Partner Contributions
 (6,311,273 units)                                                 200,920                                    200,920

Units issued in connection with acquisitions
  (2,193,037 and 876,712, respectively)                             70,000         26,408                      96,408

Stock incentive program (448,753 units)                             14,016                     (13,262)           754

Amortization of stock incentive                                                                  5,386          5,386

Preferred units issued, net of issuance              146,072                                                  146,072
 costs  (3,000,000 units)

Conversion of 4,000,000 Series A preferred
 units into 3,809,523 common units                   (99,923)       99,923                                       --

Adjustment to allocate net equity of
 the Operating Partnership                                         (82,869)        82,869                        --

Unrealized gain on long-term investments                             2,420          1,365                       3,785

Net income                                            29,248       107,989         65,954                     203,191

Distributions                                        (29,248)     (198,701)      (122,442)                   (350,391)
                                                  ----------   -----------    -----------   ----------    -----------
Balance at December 31, 1997                         339,061     1,231,031        694,437      (13,230)     2,251,299

General Partner Contributions  (2,957,335 units)                    91,399                                     91,399

CPI Merger (Note 3):
  Preferred Units (5,053,580)                        717,916                                                  717,916
  Units (47,790,550)                                             1,605,638                                  1,605,638

Units issued in connection with acquisitions
(519,889 and 2,344,199 units, respectively)                         17,176         76,263                      93,439

Stock incentive program (495,131 units,
 net of forfeitures)                                                15,983                     (15,983)          --

Amortization of stock incentive                                                                  9,463          9,463

Other (Accretion of Preferred Units,
 81,111 general partner Units issued
 and 12,804 limited partner Units redeemed)              268         2,500           (289)                      2,479

Adjustment to allocate net equity of
 the Operating Partnership                                        (308,922)       308,922                        --

Distributions                                        (41,471)     (242,603)      (136,551)                   (420,625)
                                                  ----------   -----------    -----------   ----------    -----------
Subtotal                                           1,015,774     2,412,202        942,782      (19,750)     4,351,008

  Comprehensive Income:

Net income                                            41,471       130,752         68,179                     240,402

Unrealized gain on long-term
 investments                                                        (2,294)        (1,315)                     (3,609)
                                                  ----------   -----------    -----------   ----------    -----------
  Total Comprehensive Income                          41,471       128,458         66,864         --          236,793
                                                  ----------   -----------    -----------   ----------    -----------
Balance at December 31, 1998                      $1,057,245   $ 2,540,660    $ 1,009,646   $  (19,750)   $ 4,587,801
                                                  ==========   ===========    ===========   ==========    ===========

        The accompanying notes are an integral part of these statements.

Statements of Cash Flows
Simon Property Group, L.P. Consolidated

(Dollars in thousands)

                                                                          For the Year Ended December 31,
                                                                    -----------------------------------------
                                                                        1998           1997           1996
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   240,402    $   203,191    $   131,142
     Adjustments to reconcile net income to net cash provided
       by operating activities--
         Depreciation and amortization                                  277,346        208,539        143,582
         Extraordinary items                                             (7,146)           (58)         3,521
         Loss (gains) on sales of assets, net                             7,283            (20)           (88)
         Straight-line rent                                              (9,261)        (9,769)        (3,502)
         Minority interest                                                7,335          5,270          4,300
         Equity in income of unconsolidated entities                    (28,145)       (19,176)        (9,545)
     Changes in assets and liabilities--
         Tenant receivables and accrued revenue                         (13,316)       (23,284)        (6,422)
         Deferred costs and other assets                                 (7,289)       (30,203)       (12,756)
         Accounts payable, accrued expenses and other liabilities        76,454         36,417        (13,768)
                                                                    -----------    -----------    -----------
         Net cash provided by operating activities                      543,663        370,907        236,464
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                    (1,942,724)      (980,427)       (56,069)
     Capital expenditures                                              (345,026)      (305,178)      (195,833)
     Cash from Mergers, acquisitions and consolidation of
        joint ventures, net                                              16,563         19,744         37,053
     Change in restricted cash                                            7,686         (2,443)         1,474
     Proceeds from sale of assets                                        46,087            599            399
     Investments in unconsolidated entities                             (55,523)       (47,204)       (62,096)
     Distributions from unconsolidated entities                         195,497        144,862         36,786
     Investments in and advances (to)/from Management Company           (21,569)       (18,357)        38,544
     Other investing activities                                            --          (55,400)          --
                                                                    -----------    -----------    -----------
         Net cash used in investing activities                       (2,099,009)    (1,243,804)      (199,742)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partnership contributions                                           92,570        344,438        201,704
     Partnership distributions                                         (417,164)      (350,391)      (257,403)
     Minority interest distributions, net                               (19,694)          (219)        (5,115)
     Mortgage and other note proceeds, net of transaction costs       3,782,314      2,976,222      1,293,582
     Mortgage and other note principal payments                      (1,867,913)    (2,030,763)    (1,267,902)
     Other refinancing transaction                                         --          (21,000)          --
                                                                    -----------    -----------    -----------
         Net cash provided by (used in) financing activities          1,570,113        918,287        (35,134)
                                                                    -----------    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    14,767         45,390          1,588

CASH AND CASH EQUIVALENTS, beginning of period                          109,699         64,309         62,721

                                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                            $   124,466    $   109,699    $    64,309
                                                                    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                          NOTES TO FINANCIAL STATEMENTS

            (Dollars in thousands, except per unit amounts and where
                            indicated as in billions)

1. Organization

       Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC.

       The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1998, the SPG Operating Partnership owned or held an interest in 240 income-producing properties, which consisted of 152 regional malls, 77 community shopping centers, three specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"). The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, one specialty center and three community centers currently under construction and eleven parcels of land held for future development (collectively, the "Development Properties", and together with the Properties, the "Portfolio Properties"). At December 31, 1998 and 1997, SPG's direct and indirect ownership interests in the SPG Operating Partnership was 71.6% and 63.9%, respectively. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 for a description of the activities of the Management Company.

       The SPG Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the SPG Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1998, 312 of the approximately 871 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the SPG Operating Partnership.

2. Basis of Presentation

       The accompanying consolidated financial statements of the SPG Operating Partnership include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The consolidated financial statements reflect the CPI Merger (see
Note 3) as of the close of business on September 24, 1998. Operating results prior to the CPI Merger represent the operating results of SDG, LP.

       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

       Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the SPG Operating Partnership ("Minority Interest Properties") are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 85.0% direct and indirect ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

       Net operating results of the SPG Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during 1998, 1997 and 1996 were 66.2%, 62.1% and 61.2%, respectively. At December 31, 1998 and 1997, SPG's direct and indirect ownership interest was 71.6% and 63.9%, respectively.

3. CPI Merger

       For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. ("CRC").

       Pursuant to the terms of the CPI Merger, SPG Merger Sub, Inc., a substantially wholly-owned subsidiary of CPI, merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14,000 in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

       Immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii)
1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion including transaction costs and liabilities assumed.

       To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

       Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired, which consisted primarily of 23 regional malls, one community center, two office buildings and one regional mall under construction (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) and liabilities assumed (except that SPG remains a co-obligor with respect to the Merger Facility (see Note 9)) of approximately $2.3 billion to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 limited partnership interests and 5,053,580 preferred partnership interests in the SPG Operating Partnership. The preferred partnership interests carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger.

       SPG accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No.
16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders hold a majority of the common stock of SPG, post-merger. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $58,134, as adjusted. Goodwill is being amortized over the estimated life of the properties of 35 years. Purchase accounting will be finalized when the SPG Operating Partnership completes and implements its combined operating plan, which is expected to occur by the third quarter of 1999.

       SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SDG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SDG Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership on behalf of the partners of SDG, LP was accounted for as a distribution to the partners.

4. The DRC Merger and Other Real Estate Acquisitions, Disposals and Developments

              The DRC Merger

       On August 9, 1996, the national shopping center business of DeBartolo Realty Corporation and subsidiaries ("DRC") was acquired for an aggregate value of $3.0 billion (the "DRC Merger"). The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the DRC Merger, SPG acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of
0.68 shares of SPG's common stock for each share of DRC common stock. A total of 37,873,965 shares of SPG's common stock was issued by SPG, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of SPG and changed its name to SD Property Group, Inc. The purchase price was allocated to the fair value of the assets and liabilities using the purchase method of accounting.

       In connection with the DRC Merger, the general and limited partners of Simon Property Group, LP ("Old SPG, LP"), which was SPG Properties, Inc.'s ("Old SPG") initial operating partnership, contributed 49.5% (47,442,212 Units) of the total outstanding Units in Old SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. Old SPG retained a 50.5% partnership interest (48,400,641 Units) in Old SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in Old SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of Old SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by Old SPG and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of Old SPG on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of Old SPG's common stock on August 9, 1996 ($24.375). The limited partners of Old SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in Old SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of Old SPG, LP to DRP, LP have been appropriately reflected at historical costs.

       Upon completion of the DRC Merger, Old SPG became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became the managing general partner of Old SPG, LP with 24.3% (37,873,965 Units in Old SPG, LP) of the outstanding partnership Units in Old SPG, LP. Old SPG remained the sole general partner of Old SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of Old SPG, LP, and SDG, LP became a special limited partner in Old SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in Old SPG, LP and an additional 49.5% interest in the profits of Old SPG, LP. Old SPG, LP did not acquire any interest in SDG, LP. Upon completion of the DRC Merger, Old SPG directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

       For financial reporting purposes, the completion of the DRC Merger resulted in a reverse acquisition by Old SPG, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price was allocated to the fair value of the assets and liabilities. Final adjustments to the purchase price allocation were not completed until 1997, however no material changes were recorded in 1997.

       Although Old SPG was the accounting acquirer, the SPG Operating Partnership (formerly SDG, LP, and before that, DRP, LP) became the primary operating partnership through which the business of Old SPG was being conducted. As a result of the DRC Merger, Old SPG, LP became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to Old SPG Cash flow allocable to Old SPG's 1% profit interest in SDG, LP was absorbed by public company costs and related expenses incurred by Old SPG However, because Old SPG was the accounting acquirer and, upon completion of the DRC Merger, acquired majority control of SDG, LP; Old SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by Old SPG and for all pre-Merger comparative periods, the financial statements of SDG, LP reflect the financial statements of Old SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

       On December 31, 1997, Old SPG, LP merged into the SDG, LP.

              Acquisitions and Disposals

       On January 26, 1998, the SPG Operating Partnership acquired Cordova Mall in Pensacola, Florida for approximately $87,300, including the assumption of a $28,935 mortgage, which was later retired, and the issuance of 1,713,016 Units, valued at approximately $55,500. This 874,000 square-foot regional mall is wholly-owned by the SPG Operating Partnership.

       Effective May 5, 1998, in a series of transactions, the SPG Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17,176. The interest was transferred to the SPG Operating Partnership in exchange for 519,889 Units.

       Effective June 30, 1998, the SPG Operating Partnership sold Southtown Mall for $3,250 and recorded a $7,219 loss on the transaction.

       On December 7, 1998, a joint venture partnership, in which the SPG Operating Partnership owns a controlling 90% interest, purchased The Arboretum, a 209,000 square-foot community center in Austin, Texas. Concurrent with the acquisition, the joint venture obtained a $34,000 mortgage on the Property bearing interest at LIBOR plus 1.5%. The SPG Operating Partnership's share of the $45,000 purchase price was $40,500, which was funded primarily with the net proceeds of the mortgage, with the remainder being funded from working capital.

       On September 29, 1997, the SPG Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT. RPT owned 98.8% of Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center, comprising approximately twelve million square feet of GLA in eight states (the "SCA Properties"). During 1997, the SPG Operating Partnership exchanged its 50% interests in two SCA Properties to a third party for the remaining 50% interests in two other SCA Properties, acquired the remaining 50% ownership interest in another of the SCA Properties and acquired the remaining 1.2% interest in SCA. During 1998, the SPG Operating Partnership sold the community center and a regional mall for $9,550 and $33,500, respectively. These Property sales were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions (the "SCA Acquisition"), the SPG Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. The total cost for the acquisition of SCA and related transactions of approximately $1,300,000 includes shares of common stock of SPG valued at approximately $50,000, Units in the SPG Operating Partnership valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness and the SPG Operating Partnership's pro rata share of joint venture indebtedness of $76,750, with the remainder comprising primarily of cash financed using the Credit Facility. On September 15, 1998, RPT transferred its ownership interest in SCA to the SPG Operating Partnership in exchange for 27,195,109 Units in the SPG Operating Partnership.

       Also in 1997, the SPG Operating Partnership acquired a 100% ownership interest in the Fashion Mall at Keystone at the Crossing, along with an adjacent community center; the remaining 30% ownership interest in Virginia Center Commons; a noncontrolling 50% ownership of Dadeland Mall; and an additional noncontrolling 48% ownership interest of West Town Mall, increasing its total ownership interest to 50%. The SPG Operating Partnership paid an aggregate purchase price of approximately $322,000 for these acquisitions, which included Units in the SPG Operating Partnership valued at $21,100, and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash primarily using proceeds from the Credit Facility, sales of equity securities and working capital.

       In 1996, the SPG Operating Partnership acquired the remaining 50% ownership interest in two regional malls for 472,410 Units in the SPG Operating Partnership, the assumption of $57,000 of mortgage indebtedness and $56,100 in cash, primarily using proceeds from the Credit Facility and working capital.

       See also Note 7 for Joint Venture Property acquisition and disposal activity.

              Development Activity

       Development activities are an ongoing part of the SPG Operating Partnership's strategy to gain a competitive advantage in the retail real estate business. During 1998, 1997 and 1996, the SPG Operating Partnership invested approximately $102,000, $230,000 and $169,000, respectively on new consolidated and unconsolidated joint venture development projects adding approximately 577,000; 3,600,000; and 3,160,000 square feet of GLA to its portfolio. In addition, The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 510,000 square feet of GLA opened in January of 1999 in South Miami, Florida. Construction also continues on several other projects at an aggregate construction cost of approximately $620,000, of which approximately $347,000 is the SPG Operating Partnership's share. These developments are funded primarily with borrowings from the Credit Facility, construction loans and working capital.

       In addition, the SPG Operating Partnership strives to increase profitability and market share of the existing Properties through the completion of strategic renovations and expansions. During 1998, 1997 and 1996, the SPG Operating Partnership invested approximately $337,000, $229,000 and $93,000, respectively on renovation and expansion of the Properties. These projects were also funded primarily with borrowings from the Credit Facility, construction loans and working capital.

              Pro Forma

       The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger and the SCA Acquisition had occurred as of January 1, 1997, and were carried forward through December 31, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger and the SCA Acquisition had been consummated at January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                              Year Ended December 31,
                                                          ------------------------------
                                                              1998              1997
                                                          ------------      ------------
Revenue                                                   $  1,695,204      $  1,566,821

Net income (1)                                                 273,088           300,256

Net income available to Unitholders (1)                        191,312           225,808

Net income per Unit (1)                                   $       0.85      $       1.07
Net income per Unit - assuming dilution                   $       0.85      $       1.07
                                                          ============      ============
Weighted average number of Units                           224,041,500       210,977,382
                                                          ============      ============
Weighted average number of Units - assuming dilution       224,398,649       211,361,446
                                                          ============      ============

  (1) Includes net gains on the sales of assets in 1998 and 1997 of $37,973 and $123,689, respectively, or $0.17 and $0.59 on a basic earnings per Unit basis, respectively.

5. Summary of Significant Accounting Policies

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

              Capitalized Interest

       Interest is capitalized on projects during periods of construction. Interest capitalized during 1998, 1997 and 1996 was $10,567, $11,589 and $5,831, respectively.

              Segment Disclosure

       The SPG Operating Partnership is engaged in the business of owning, operating, managing, leasing, expanding and developing retail real estate properties. Although the SPG Operating Partnership's regional mall portfolio and office and mixed-use Properties are looked at internally on a divisional basis, the chief executive officer makes resource allocation and other operating decisions based on an evaluation of the entire portfolio. The SPG Operating Partnership's interests in its community centers and other assets have been aggregated with the regional malls as they have similar economic and environmental conditions, business processes, types of customers (i.e. tenants) and services provided. Further, the community centers, offices and other assets each represent less than 10% and in total represent less than 15% of the SPG Operating Partnership's total assets, revenues and earnings before interest, taxes, depreciation and amortization.

              Other Investment

       Investments in securities classified as available for sale are reflected at market value with the changes in market value reflected in partners' equity.

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

                                                       December 31,
                                             ------------------------------
                                                  1998              1997
                                             -------------     ------------

            Deferred financing costs              $101,215         $ 72,348

            Leasing costs and other                141,090          121,060
                                             -------------     ------------

                                                   242,305          193,408
            Less-accumulated amortization          115,283           87,666
                                             -------------     ------------

                   Deferred costs, net            $127,022         $105,742
                                             =============     ============

       Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $11,835, $8,338 and $8,434, for 1998, 1997 and 1996, respectively, and has been reduced by amortization of debt premiums and discounts of $1,465, $699 and $632 for 1998, 1997 and 1996, respectively.

              Revenue Recognition

       The SPG Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Overage rents are recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year.

       Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

              Allowance for Credit Losses

       A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1998, 1997 and 1996 was as follows:


                             Balance at   Provision     Accounts       Balance
                              Beginning   for Credit     Written       at End
        Year Ended             of Year      Losses         Off         of Year
                             -----------  -----------  -----------   -----------

        December 31, l998      $13,804      $ 6,599      $(5,927)      $14,476
                               =======      =======      =======       =======

        December 31, l997      $ 7,918      $ 5,992      $  (106)      $13,804
                               =======      =======      =======       =======

        December 31, l996      $ 5,485      $ 3,460      $(1,027)      $ 7,918
                               =======      =======      =======       =======

              Income Taxes

       As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

       Taxable income of the SPG Operating Partnership for the year ended December 31, 1998, is estimated to be $281,000 and was $172,943 and $164,008 for the years ended 1997 and 1996, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the Operating Partnership.

              Per Unit Data

       Effective January 1, 1998, the SPG Operating Partnership retroactively adopted SFAS No. 128 (Earnings Per Share). Accordingly, basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for 1998, 1997 and 1996 was 189,082,385; 161,022,887; and
120,181,895, respectively. The diluted weighted average number of equivalent Units used in the computation for 1998, 1997 and 1996 was 189,439,534; 161,406,951 and 120,317,426, respectively.

       Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Units held by limited partners in the SPG Operating Partnership may be exchanged for paired shares of common stock of the Companies, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options, including 304,210 additional options issued in connection with the CPI Merger. Basic earnings and diluted earnings were the same for all periods presented.

       It is the SPG Operating Partnership's policy to accrue distributions when they are declared. The SPG Operating Partnership declared distributions in 1998 and 1997 aggregating $2.02 and $2.01 per Unit, respectively. The current annual distribution rate is $2.02 per Unit. The following is a summary of distributions per Unit declared in 1998 and 1997:

                                         For the Year Ended December 31,
                                       ----------------------------------
   Distributions per Unit:                  1998                 1997
   -------------------------------     ---------------     --------------
   From book net income                          $1.05              $1.08
   Representing return of capital                 0.97               0.93
                                       ---------------     --------------

           Total distributions                   $2.02              $2.01
                                       ===============     ==============

       On a federal income tax basis, 1% of the SPG Operating Partnership's 1998 distributions represented a capital gain and 48% represented a return of capital. In 1997, none of the distributions represented a capital gain and 35% represented a return of capital.

              Statements of Cash Flows

       For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities. Cash and cash equivalents do not include restricted cash of $867 and $8,553 as of December 31, 1998 and 1997, respectively, to fund certain future capital expenditures.

       Cash paid for interest, net of any amounts capitalized, during 1998, 1997 and 1996 was $397,545; $270,912; and $191,965, respectively.

              Noncash Transactions

       Accrued and unpaid distributions were $3,428 at December 31, 1998 and represented distributions payable on the SPG Operating Partnership's Series A Preferred Units, which are paid semiannually on March 31 and September 30 of each year. Please refer to Notes 3, 4, 7 and 11 for additional discussion of noncash transactions.

              Reclassifications

       Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

6. Investment Properties

       Investment properties consist of the following:

                                                         December 31,
                                                 ---------------------------
                                                     1998            1997
                                                 ------------    -----------

        Land                                      $ 2,066,461     $1,253,953
        Buildings and improvements                  9,537,310      5,560,112
                                                 ------------    -----------

        Total land, buildings and improvements     11,603,771      6,814,065

        Furniture, fixtures and equipment              59,089         53,289
                                                 ------------    -----------

        Investment properties at cost              11,662,860      6,867,354
        Less--accumulated depreciation                709,114        461,792
                                                 ------------    -----------

        Investment properties at cost, net        $10,953,746     $6,405,562
                                                 ============    ===========


       Investment properties includes $184,799 and $158,609 of construction in progress at December 31, 1998 and 1997, respectively.

7. Investment in Partnerships and Joint Ventures

              Joint Venture Property Acquisitions and Dispositions

       On February 27, 1998, the SPG Operating Partnership, in a joint venture partnership with The Macerich Company ("Macerich"), acquired a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately 10.7 million square feet of GLA at a purchase price of $974,500, including the assumption of $485,000 of indebtedness. The SPG Operating Partnership and Macerich, as noncontrolling 50/50 partners in the joint venture, were each responsible for one half of the purchase price, including indebtedness assumed and each assumed leasing and management responsibilities for six of the regional malls and one community center. The SPG Operating Partnership funded its share of the cash portion of the purchase price using borrowings from an interim $300,000 unsecured revolving credit facility, which was subsequently retired using borrowings from the Credit Facility.

       In March 1998, the SPG Operating Partnership transferred its 50% ownership interest in The Source, an approximately 730,000 square-foot regional mall, to a newly formed limited partnership in which it has a 50% ownership interest, with the result that the SPG Operating Partnership now owns an indirect noncontrolling 25% ownership interest in The Source. In connection with this transaction, the SPG Operating Partnership's partner in the newly formed limited partnership is entitled to a preferred return of 8% on its initial capital contribution, a portion of which was distributed to the SPG Operating Partnership. The SPG Operating Partnership applied the distribution against its investment in The Source.

       In August 1998, the SPG Operating Partnership admitted an additional partner into the partnership which owns The Shops at Sunset Place for $35,200, which was distributed to the SPG Operating Partnership. The SPG Operating Partnership now holds a 37.5% noncontrolling interest in this Property, which opened in January 1999. The SPG Operating Partnership applied the distribution against its investment in the Property.

              Joint Venture Property Summary Financial Information

       Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.

                                                                 December 31,
                                                           -----------------------
BALANCE SHEETS                                                1998          1997
                                                           ----------   ----------
Assets:
Investment properties at cost, net                         $4,265,022   $2,734,686
Cash and cash equivalents                                     171,553      101,582
Tenant receivables                                            140,579       87,008
Other assets                                                  126,112       71,873
                                                           ----------   ----------
          Total assets                                     $4,703,266   $2,995,149
                                                           ==========   ==========

Liabilities and Partners' Equity:
Mortgages and other notes payable                          $2,861,589   $1,888,512
Accounts payable, accrued expenses and other liabilities      223,631      212,543
                                                           ----------   ----------

          Total liabilities                                 3,085,220    2,101,055
  Partners' equity                                          1,618,046      894,094
                                                           ----------   ----------
          Total liabilities and partners' equity           $4,703,266   $2,995,149
                                                           ==========   ==========

The SPG Operating Partnership's Share of:
Total assets                                               $1,905,459   $1,009,691
                                                           ==========   ==========

Partners' equity                                           $  565,496   $  227,458
Add: Excess Investment                                        708,616      364,119
The SPG Operating Partnership's net Investment in Joint
  Ventures                                                 $1,274,112   $  591,577
                                                           ==========   ==========

                                                        For the Year Ended December 31,
                                                      -----------------------------------
STATEMENTS OF OPERATIONS                                 1998         1997         1996
                                                      ---------    ---------    ---------
Revenue:
  Minimum rent                                        $ 442,530    $ 256,100    $ 144,166
  Overage rent                                           18,465       10,510        7,872
  Tenant reimbursements                                 204,936      120,380       73,492
  Other income                                           30,564       19,364       11,178
                                                      ---------    ---------    ---------
          Total revenue                                 696,495      406,354      236,708

Operating Expenses:
  Operating expenses and other                          245,927      144,256       88,678
  Depreciation and amortization                         129,681       85,423       50,328
                                                      ---------    ---------    ---------
          Total operating expenses                      375,608      229,679      139,006
                                                      ---------    ---------    ---------

Operating Income                                        320,887      176,675       97,702
Interest Expense                                        176,669       96,675       48,918
Extraordinary Items- Debt Extinguishments               (11,058)      (1,925)      (1,314)
                                                      ---------    ---------    ---------
Net Income                                            $ 133,160    $  78,075    $  47,470
                                                      =========    =========    =========
Third-Party Investors' Share of Net Income               88,242       55,507       38,283
                                                      ---------    ---------    ---------
The SPG Operating Partnership's Share of Net Income   $  44,918    $  22,568    $   9,187
Amortization of Excess Investment                        22,625       13,878        5,127
                                                      ---------    ---------    ---------
Income from Unconsolidated Entities                   $  22,293    $   8,690    $   4,060
                                                      =========    =========    =========


       As of December 31, 1998 and 1997, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $708,616 and $364,119, respectively. This Excess Investment, which resulted primarily from the CPI Merger and the DRC Merger, is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1998, 1997 and 1996 was $22,625, $13,878 and $5,127, respectively.

       The net income or net loss for each Joint Venture Property is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

8. Investment in Management Company

       The SPG Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the 8% cumulative preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. Because the SPG Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. These services, excluding insurance coverage, are also provided to Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties for a fee. The SPG Operating Partnership incurred costs of $145,655, $85,229 and $30,949, on consolidated Properties related to services provided by the Management Company and its affiliates in 1998, 1997 and 1996, respectively. Fees for services provided by the Management Company to MSA were $3,301, $3,073 and $4,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       The SPG Operating Partnership manages substantially all Wholly-Owned Properties and 26 Properties owned as joint venture interests, and, accordingly, it reimburses a subsidiary of the Management Company for costs incurred relating to such Properties, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees of the SPG Operating Partnership (other than direct field personnel) are employed by such Management Company subsidiary. The Management Company records costs net of amounts reimbursed by the SPG Operating Partnership. Common costs are allocated based on payroll and related costs using assumptions that management believes are reasonable. The SPG Operating Partnership's share of allocated common costs was $42,444, $35,341 and $29,262 for 1998, 1997 and 1996,
respectively.

       At December 31, 1998 and 1997, total notes receivable and advances due from the Management Company and its consolidated affiliates were $115,378 and $93,809, respectively. Unpaid interest income receivable from the Management Company at December 31, 1998 and 1997, was $722 and $485, respectively. Accrued and unpaid preferred dividends due from the Management Company at December 31, 1998 and 1997 were $117 and $0, respectively. Amounts payable by the SPG Operating Partnership under the cost-sharing arrangement and management contracts were $4,968 and $1,725 at December 31, 1998 and 1997, respectively, and are reflected in accounts payable and accrued expenses in the SPG Operating Partnership's accompanying Consolidated Balance Sheets.

       Summarized consolidated financial information of the Management Company and a summary of the SPG Operating Partnership's investment in and share of income from the Management Company follows.

                                                        December 31,
                                                   -----------------------
BALANCE SHEET DATA:                                   1998         1997
                                                   ----------   ----------
Total assets                                         $198,952     $137,750
Notes payable to the SPG Operating Partnership
  at 11%, due 2008, and advances                      115,378       93,809
Shareholders' equity                                    7,279          482

The SPG Operating Partnership's Share of:
  Total assets                                       $184,273     $128,596
                                                   ----------   ----------
  Shareholders' equity                               $ 10,037     $  3,192
                                                   ==========   ==========


                                                For the Year Ended December 31,
                                                ------------------------------
OPERATING DATA:                                   1998       1997       1996
                                                --------   --------   --------
Total revenue                                   $100,349   $ 85,542   $ 78,665
Operating Income                                   8,067     13,766      9,073
                                                --------   --------   --------
Net Income Available for Common Shareholders    $  6,667   $ 12,366   $  7,673
                                                --------   --------   --------
The SPG Operating Partnership's Share of Net
 Income after intercompany profit elimination   $  5,852   $ 10,486   $  5,485
                                                ========   ========   ========

9. Indebtedness

       The SPG Operating Partnership's mortgages and other notes payable consist of the following:

                                                                       December 31,
                                                                 -----------------------
                                                                    1998         1997
                                                                 ----------   ----------
Fixed-Rate Debt
---------------
Mortgages and other notes, including $1,917 and
 $888 net premiums, respectively                                 $2,290,902   $2,006,552

Unsecured public notes, including $7,278 net premium
 and $4,453 net discount, respectively                            2,617,277      905,547


Mandatory Par Put Remarketed Securities, including
 $5,273 premium                                                     205,273         --

Medium-term notes, net of $714 and $771 discounts,
 respectively                                                       279,286      279,229

Commercial mortgage pass-through certificates                       175,000      175,000

6 3/4% Putable Asset Trust Securities, including $1,111 and
 $1,297 premiums, respectively                                      101,111      101,297

                                                                 ----------   ----------
Total fixed-rate debt                                             5,668,849    3,467,625

Variable-Rate Debt
------------------

Mortgages and other notes, including $1,275 and $696 premiums,
 respectively                                                    $  352,532   $  451,820

Credit Facility                                                     368,000      952,000

Merger Facility                                                   1,400,000         --

Unsecured term loans                                                133,000      133,000

Commercial mortgage pass-through certificates                        50,000       50,000

Construction loan                                                      --         23,545
                                                                 ----------   ----------


Total variable-rate debt                                          2,303,532    1,610,365


                                                                 ----------   ----------
Total mortgages and other notes payable, net                     $7,972,381   $5,077,990
                                                                 ==========   ==========

              Fixed-Rate Debt

       Mortgages and Other Notes. The fixed-rate mortgage loans bear interest ranging from 6.57% to 10.00% (weighted average of 7.55% at December 31, 1998), require monthly payments of principal and/or interest and have various due dates through 2027 (average maturity of 5.9 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse and certain ones have partial guarantees by affiliates of approximately $706,042. Certain of the Properties are cross-defaulted and cross- collateralized as part of a group of properties. Under certain of the cross- default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

       Unsecured Notes and Mandatory Par Put Remarketed Securities . In connection with the CPI Merger, RPT, a REIT and the 99.999% owned subsidiary of the SPG Operating Partnership, took title to substantially all of the CPI assets and assumed $825,000 of unsecured notes (the "CPI Notes"), as described in Note
3. The CPI Notes are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets and related cash flow of RPT only, with over 99.999% of the excess cash flow plus any capital event transactions available for the other SPG Operating Partnership unsecured notes. The CPI Notes pay interest semiannually at rates ranging from 7.05% to 9.00% (weighted average of 8.03%), and have various due dates through 2016 (average maturity of 9.1 years). The CPI Notes contain leverage ratios, annual real property appraisal requirements, debt service coverage ratios and minimum net worth ratios.

       The CPI Notes together with existing SPG Operating Partnership nonconvertible investment-grade unsecured debt securities aggregate $2,617,277 (the "Notes"). In addition, the SPG Operating Partnership has outstanding $205,273 of 7.00%

Mandatory Par Put Remarketed Securities ("MOPPRS") at December 31, 1998. The Notes pay interest semiannually at rates ranging from 6.63% to 9.0% (weighted average of 7.25%), and have various due dates through 2018 (average maturity of
8.3 years). The MOPPRS are due June 15, 2028, and are subject to redemption on June 16, 2008. The premium received relating to the MOPPRS of approximately $5,302 is being amortized over the life of the debt securities. The MOPPRS and certain of the Notes are guaranteed by the SPG Operating Partnership and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios.

       Additionally, on February 4, 1999, the SPG Operating Partnership completed the sale of another $600,000 of senior unsecured notes. These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.

       Medium-Term Notes. On May 15, 1997, the SPG Operating Partnership established a Medium-Term Note ("MTN") program. On June 24, 1997, the SPG Operating Partnership completed the sale of $100,000 of notes under the MTN program, which bear interest at 7.125% and have a stated maturity of June 24, 2005. On September 10, 1997, the SPG Operating Partnership issued the remaining $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. The net proceeds from each of these sales were used primarily to pay down the Credit Facility.

       Commercial Mortgage Pass-Through Certificates. The SPG Operating Partnership has outstanding a series of six classes of commercial mortgage pass-through certificates cross-collateralized by seven Properties, which matures on December 19, 2004. Five of the six classes totaling $175,000 bear fixed interest rates ranging from 6.716% to 8.233%, with the remaining $50,000 class bearing interest at LIBOR plus 0.365%.

       6 3/4% Putable Asset Trust Securities (PATS). The PATS, issued December 1996, pay interest semiannually at 6.75% and mature in 2003. These notes contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The net discount relating to the PATS is being amortized over their remaining life.

              Variable-Rate Debt

       Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 5.61% to 7.74% (weighted average of 6.39% at December 31, 1998) and are due at various dates through 2004 (average maturity of 3.3 years). Certain of the Properties are subject to collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

       Credit Facility. The Credit Facility is a $1,250,000 unsecured revolving credit facility which initially matures in September of 1999, with a one-year extension available at the SPG Operating Partnership's option. The Credit Facility bears interest at LIBOR plus 65 basis points, with an additional 15 basis point facility fee on the entire $1,250,000. The maximum and average amounts outstanding during 1998 under the Credit Facility were $992,000 and $583,668, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1998, the Credit Facility had an effective interest rate of 6.2%, with $880,800 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

       The Merger Facility. In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and will mature at the following intervals (i) $450,000 on June 24, 1999 (ii) $450,000 on March 24, 2000 and (iii) $500,000 on September 24, 2000. As described above, in February 1999 the initial $450,000 maturity on the Merger Facility was retired with proceeds from a $600,000 unsecured debt offering. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. The SPG Operating Partnership drew the entire $1,400,000 available on the Merger Facility along with $237,000 on the Credit Facility to pay for the cash portion of the dividend declared in conjunction with the CPI Merger, as well as certain other costs associated with the CPI Merger. Financing costs of $9,456, which were incurred to obtain the Merger Facility, are being amortized over 18 months.

       Unsecured Term Loans. The SPG Operating Partnership has two unsecured term loans outstanding at December 31, 1998, totaling $133,000, which were obtained to retire mortgage indebtedness. These term loans bear interest at LIBOR plus 0.65% and mature on January 31, 2000. The SPG Operating Partnership has an interest-rate protection agreement covering one of these term loans in the amount of $63,000, which effectively fixes the interest rate at 6.14%.

              Debt Maturity and Other

       As of December 31, 1998, scheduled principal repayments on indebtedness were as follows:

             1999                                          $1,030,354
             2000                                           1,464,646
             2001                                             259,391
             2002                                             835,067
             2003                                             722,514
             Thereafter                                     3,644,269
                                                      ---------------

             Total principal maturities                     7,956,241
             Net unamortized debt premiums                     16,140
                                                      ---------------
             Total mortgages and other notes payable       $7,972,381
                                                      ===============

       Debt premiums and discounts are being amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

       Net extraordinary gains (losses) resulting from the early extinguishment, refinancing or forgiveness of debt of $7,146, $58 and $(3,521) were incurred for the years ended December 31, 1998, 1997 and 1996, respectively.

       The Joint Venture Properties have $2,861,589 and $1,888,512 of mortgages and other notes payable at December 31, 1998 and 1997, respectively. The SPG Operating Partnership's share of this debt was $1,227,044 and $770,776 at December 31, 1998 and 1997, respectively. This debt, including a premium of $20,868 in 1998, becomes due in installments over various terms extending through 2009, with interest rates ranging from 5.44% to 9.75% (weighted average rate of 6.99% at December 31, 1998). The debt, excluding the $20,868 premium, matures $17,270 in 1999; $220,961 in 2000; $9,622 in 2001; $265,603 in 2002;
$435,298 in 2003 and $1,891,967 thereafter.

              Interest Rate Protection Agreements

       The SPG Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Swap arrangements, which effectively fix the SPG Operating Partnership's interest rate on the respective borrowings, have been entered into for $550,000 principal amount of consolidated debt. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $387,999 principal amount of consolidated debt and cap LIBOR at rates ranging from 5.49% to 16.765% through the related debt's maturity. Costs of the caps ($1,338) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $429 and $2,006 as of December 31, 1998 and 1997, respectively. The SPG Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest savings of $263, $1,586 and $2,165 for the years ended December 31, 1998, 1997 and 1996, respectively. This did not materially impact the SPG Operating Partnership's weighted average borrowing rate.

              Fair Value of Financial Instruments

       The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $6,100,000 and $3,900,000 at December 31, 1998 and 1997, respectively. The fair value of the interest rate protection agreements at December 31, 1998 and 1997, was ($7,213) and ($692), respectively. At December 31, 1998 and 1997, the estimated discount rates were 6.70% and 6.66%, respectively.

10. Rentals under Operating Leases

       The SPG Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1998, are as follows:

                  1999                            $  910,451
                  2000                               819,907
                  2001                               756,743
                  2002                               696,153
                  2003                               618,304
                  Thereafter                       2,242,104
                                              --------------

                                                  $6,043,662
                                              ==============

       Approximately 2.8% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the SPG Operating Partnership.

11. Partners Equity

              Unit Issuances

       During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating combined net proceeds of approximately $91,399. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

       On November 11, 1997, SPG issued 3,809,523 shares of its common stock upon the conversion of all of the outstanding shares of SPG's 8.125% Series A Preferred Stock, $.0001 par value per share.

       On September 19, 1997, SPG issued 4,500,000 shares of its common stock in a public offering. SPG contributed the net proceeds of approximately $146,800 to the SPG Operating Partnership in exchange for an equal number of Units. The SPG Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

       As described in Note 4, in connection with the DRC Merger on August 9, 1996, the SPG Operating Partnership issued 37,877,965 Units to its non-managing general partner and 23,219,012 Units to limited partners.

              Preferred Units

       Preferred Units in the SPG Operating Partnership include four separate series, which pay preferred distributions with economic terms that are substantially the same as four series of preferred stock of general partners of the SPG Operating Partnership described below. The first two series of preferred Units were issued to SPG Properties, Inc. prior to the CPI Merger, in exchange for the net proceeds from the sales of two series of preferred stock in SPG Properties, Inc. The latter two series of preferred Units described below result from the CPI Merger, described in Note 3.

       On July 9, 1997, SPG Properties, Inc. sold 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock (the "Series C Preferred Shares") in a public offering at $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. The Series C Preferred Shares are not redeemable prior to September 30, 2007. Beginning September 30, 2007, the Series C Preferred Shares may be redeemed at the option of SPG Properties, Inc. in whole or in part, at a redemption price of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. The redemption price of the Series C Preferred Shares may only be paid from the sale proceeds of other capital stock of SPG Properties, Inc., which may include other classes or series of preferred stock. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties, Inc. SPG Properties, Inc. contributed the net proceeds of this offering of approximately $146,000 to the SPG Operating Partnership in exchange for preferred Units, the economic terms of which are substantially identical to the Series C Preferred Shares.

       On September 27, 1996, SPG Properties, Inc. completed a $200,000 public offering of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. SPG Properties, Inc. may redeem the preferred stock any time on or after

September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, Inc., which may include other series of preferred shares. SPG Properties, Inc. contributed the proceeds to the SPG Operating Partnership in exchange for preferred Units. The SPG Operating Partnership pays a preferred distribution to SPG Properties, Inc. equal to the dividends paid on the preferred stock.

       SPG has 209,249 shares of 6.50% Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into 37.995 paired shares of common stock of the Companies, subject to adjustment under certain circumstances including (i) a subdivision or combination of shares of common stock of the Companies, (ii) a declaration of a distribution of additional shares of common stock of the Companies, issuances of rights or warrants by the Companies and (iii) any consolidation or merger, which the Companies are a part of or a sale or conveyance of all or substantially all of the assets of the Companies to another person or any statutory exchange of securities with another person. The Series A Convertible Preferred Stock is not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

       In addition, SPG has 4,844,331 shares of 6.50% Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into 2.586 paired shares of common stock of the Companies, subject to adjustment under circumstances identical to those of the Series A Preferred Stock described above. The Companies may redeem the Series B Preferred Stock on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

              Notes Receivable from Former CPI Shareholders

       Notes receivable of $27,168 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in connection with the CPI Merger, are reflected as a deduction from partners' equity in the accompanying consolidated financial statements. Certain of such notes totaling $9,519 are interest bearing at rates ranging from 5.31% to 6.00% and become due during the period 2000 to 2002. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

              The Simon Property Group 1998 Stock Incentive Plan

       At the time of the CPI Merger, SPG and the SPG Operating Partnership adopted 'The Simon Property Group 1998 Stock Incentive Plan' (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase paired shares of the Companies' common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified.

       The primary purpose of the 1998 Plan is to attract and retain the best available eligible officers, directors, key employees, advisors and consultants. The Companies have reserved for issuance 6,300,000 paired shares of common stock under the 1998 Plan, which includes 2,230,875 shares reserved for the exercise of options granted and grants of restricted stock allocated under the previously existing Stock Incentive Program and DRC Plan, which are described below. If stock options granted in connection with the 1998 Plan are exercised at any time or from time to time, the partnership agreement requires the Companies to sell to the Operating Partnerships, at fair market value, paired shares of the Companies' common stock sufficient to satisfy the exercised stock options. The Companies are also obligated to purchase paired Units for cash in an amount equal to the fair market value of the paired shares sold to the SPG Operating Partnership.

       Administration. The 1998 Plan is administered by SPG's Compensation Committee (the "Committee"). The Committee, in its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the shares of the common stock on the date of grant. Currently, Employee Options outstanding vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The Employee Options expire ten years from the date of grant.

       Director Options. The 1998 Plan provides for automatic grants of Options ("Director Options") to directors of the Companies who are not also employees of the SPG Operating Partnership or its "affiliates" ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 shares of the Companies' common stock upon the director's initial election to the Board of Directors. Eligible Directors will also receive Director Options to purchase 3,000 shares of common stock multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors upon each reelection of the Eligible Director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Companies' common stock on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Companies (as defined in the 1998 Plan). Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

       Restricted Stock. In October 1994, under a previous stock incentive program, the Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which shares of restricted common stock of SPG were granted to certain employees at no cost to those employees if SPG attained certain growth targets established by the Compensation Committee from time to time. In addition, in 1994, DRC established a five-year stock incentive program (the "DRC Plan") under which shares of restricted common stock were granted to certain DRC employees at no cost to those employees also based upon growth targets established by their Compensation Committee. At the time of the DRC Merger, SPG agreed to assume the terms and conditions of the DRC Plan and the economic criteria upon which restricted stock under both the Stock Incentive Program and the DRC Plan would be deemed earned and awarded were aligned with one another. Further, other terms and conditions of the DRC Plan and Stock Incentive Program were modified so that beginning with calendar year 1996, the terms and conditions of these two programs are substantially the same. Both the Stock Incentive Program and the DRC Plan provided for a percentage of each of these restricted stock grants to be earned and awarded each year. Any restricted stock earned and awarded vests in four installments of 25% each on January 1 of each year following the year in which the restricted stock is deemed earned and awarded.

       The terms and conditions concerning vesting of the restricted stock grant to the Companies' President and Chief Operating Officer are different from those established by the DRC Plan and are specifically set forth in the employment contract with such individual.

       In March 1995, an aggregate of 1,000,000 shares of restricted stock was granted to 50 executives, subject to the performance standards, vesting requirements and other terms of the Stock Incentive Program. Prior to the DRC Merger, 2,108,000 shares of DRC common stock were deemed available for grant to certain designated employees of DRC, also subject to certain performance standards, vesting requirements and other terms of the DRC Plan. During 1998, 1997 and 1996, a total of 495,131; 448,753 and 200,030 shares of common stock, respectively, net of forfeitures, were deemed earned and awarded under the Stock Incentive Program and the DRC Plan. Through December 31, 1998, a total of 1,287,225 shares of common stock, net of forfeitures, were deemed earned and awarded under these programs. Approximately $9,463, $5,386 and $2,084 relating to these programs were amortized in 1998, 1997 and 1996, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

       SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair value method had been applied. SPG has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies. SPG granted 5,000 and 380,000 options during April 1998 and September 1998, respectively. The options vest over a three-year period. The fair value at date of grant for options granted during 1998 was $6.19 and $7.25 per option for the April and September grants, respectively. The fair value at the date of grant for options granted during the years ended December 31, 1997 and 1996 was $3.18 and $2.13 per option, respectively. The impact on pro forma net income and earnings per share as a result of applying the fair value method was not material.

       The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                               December 31,
                             ------------------------------------------------
                                  1998              1997            1996
                             --------------    --------------   -------------
Expected Volatility          30.83 - 41.79%           17.63%          17.48%
Risk-Free Interest Rate         4.64  5.68%            6.82%           6.63%
Dividend Yield                 6.24 - 6.52%             6.9%            7.5%
Expected Life                     10 years         10 years        10 years

       The weighted average remaining contract life for options outstanding as of December 31, 1998 was 6.1 years.

       Information relating to the Options from January 1, 1996 through December 31, 1998 is as follows:

                                                Director Options               Employee Options
                                           ---------------------------   -----------------------------
                                                        Option Price                     Option Price
                                            Options      per Share           Options       per Share
                                           --------   ----------------   -----------    --------------
Shares under option at December 31, 1995     55,000     $22.25 - 27.00     2,014,134    $22.25 - 25.25
                                           --------   ----------------   -----------    --------------

Granted                                      44,080           23.50 (1)           --               N/A

Exercised                                    (5,000)             22.25      (367,151)         23.33 (1)

Forfeited                                    (9,000)          25.52 (1)      (24,000)         24.21 (1)

                                           --------   ----------------   -----------    --------------
Shares under option at December 31, 1996     85,080     $   15 - 27.38     1,622,983    $22.25 - 25.25
                                           --------   ----------------   -----------    --------------

Granted                                       9,000              29.31            --               N/A

Exercised                                    (8,000)          23.62 (1)     (361,902)         23.29 (1)

Forfeited                                        --                N/A       (13,484)         23.99 (1)

                                           --------   ----------------   -----------    --------------
Shares under option at December 31, 1997     86,080     $   15 - 27.38     1,247,597    $22.25 - 25.25
                                           --------   ----------------   -----------    --------------

Granted                                          --                N/A       385,000          30.40 (1)

CPI Options Acquired                             --                N/A       304,210          25.48 (1)

Exercised                                    (8,000)          26.27 (1)      (38,149)         23.71 (1)

Forfeited                                    (3,000)             29.31        (4,750)            25.25

                                           ========   ================   ===========    ==============
Shares under option at December 31, 1998     75,080     $     24.11 (1)    1,893,908    $     24.82 (1)
                                           ========   ================   ===========    ==============
Options exercisable at December 31, 1998     75,080     $     24.11 (1)    1,508,908    $     23.39 (1)
                                           ========   ================   ===========    ==============

(1) Represents the weighted average price.

              Exchange Rights

       The former limited partners in Old SPG, LP had the right at any time after December 1994 to exchange all or any portion of their Units for shares of common stock of Old SPG on a one-for-one basis or cash, as selected by Old SPG's Board of Directors. If Old SPG had selected to use cash, Old SPG would have caused Old SPG, LP to redeem the Units. The amount of cash to be paid if the exchange right was exercised and the cash option was selected would have been based on the trading price of Old SPG's common stock at that time. In the periods when the SPG Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' equity interest was excluded from partners' equity and was reflected in the consolidated balance sheet at redemption value.

       In connection with the DRC Merger, the SPG Operating Partnership agreement was amended eliminating the exchange right provision. However, the limited partners in Old SPG, LP exchanged their interest for Units in the SPG Operating Partnership. The SPG Operating Partnership extended rights to its limited partners similar to the rights previously held by the limited partners of Old SPG, LP. However, on November 13, 1996, an agreement was reached between Old SPG and the SPG Operating Partnership which restricted Old SPG's ability to cause the SPG Operating Partnership to redeem for cash the limited partners' Units without contributing cash to the SPG Operating Partnership as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, Old SPG will be deemed to have elected to acquire the limited partners' Units for shares of Old SPG's common stock. In connection with the CPI Merger, SPG became the successor to Old SPG in such agreement. As a result of these arrangements, the limited partners' equity interest in the SPG Operating Partnership has been included as partners' equity at historical carrying value. Previous adjustments to exclude limited partners' equity interest from partners' equity have been reversed.

       The SPG Operating Partnership has the right to issue Units and Preferred Units under certain circumstances. As of December 31, 1998, SPG has reserved 64,182,157 shares of common stock for issuance upon the exchange of Units.

12. Employee Benefit Plans

       The SPG Operating Partnership maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 3% of eligible employees' compensation. The SPG Operating Partnership contributed $2,581, $2,727 and $2,350 to the plans in 1998, 1997 and 1996, respectively.

       Except for the 401(k) plan, the SPG Operating Partnership offers no other postretirement or postemployment benefits to its employees.

13. Commitments and Contingencies

              Litigation

       Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs allege in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

       Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 paired shares of common stock of the Companies computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and SPG each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of SPG granting SPG's motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on SPG or the SPG Operating Partnership.

       Roel Vento et al v. Tom Taylor et al. An affiliate of SPG is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. SPG is seeking to overturn the award and has appealed the verdict. SPG's appeal is pending. Although management is optimistic that SPG may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on SPG or the SPG Operating Partnership.

       The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the SPG Operating Partnership's financial position or results of operations.

              Lease Commitments

       As of December 31, 1998, a total of 37 of the Wholly-Owned and Minority Interest Properties are subject to ground leases. The termination dates of these ground leases range from 1999 to 2087. These ground leases generally require payments by the SPG Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the SPG Operating Partnership for the years ended December 31, 1998, 1997 and 1996, was $13,618, $10,511 and $8,506, respectively.

       Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

              1999                              $  7,871
              2000                                 7,934
              2001                                 8,033
              2002                                 8,313
              2003                                 8,320
              Thereafter                         499,664
                                           -------------

                                                $540,135
                                           =============

              Environmental Matters

       Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the SPG Operating Partnership's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

14. Related Party Transactions

       In preparation for the CPI Merger, on July 31, 1998, CPI, with assistance from the SPG Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The SPG Operating Partnership and certain third parties each received a $2,500 fee from CPI in connection with the sale.

15. New Accounting Pronouncement

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

       Statement 133 will be effective for the SPG Operating Partnership beginning with the 1999 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

       On April 3, 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 states that costs of start-up activities, including organization costs, should be expensed as incurred. Management does not expect the impact of SOP 98-5 to be material to the financial statements.

16. Quarterly Financial Data (Unaudited)

       Summarized quarterly 1998 and 1997 data is as follows:

                                          First         Second          Third         Fourth          Annual
                                         Quarter        Quarter        Quarter        Quarter         Amount
                                      ------------   ------------   ------------   ------------   ---------------
1998
--------------------
Total revenue                         $    300,257   $    310,375   $    321,987   $    467,570   $     1,400,189
Operating income                           133,667        145,226        147,326        213,790           640,009
Income before extraordinary items           45,124         43,514         52,635         91,983           233,256
Net income available to Unitholders
                                            37,790         43,204         44,539         73,398           198,931
Net income before extraordinary
 items per Unit (2)                   $       0.22   $       0.21   $       0.25   $       0.32   $          1.01

Net income per Unit (2)               $       0.22   $       0.25   $       0.25   $       0.33   $          1.05
Weighted Average Units Outstanding
                                       173,084,147    176,098,843    180,987,067    225,670,566       189,082,385
Net income before extraordinary
 items per Unit - assuming
 dilution (2)                         $       0.22   $       0.21   $       0.25   $       0.32   $          1.01


Net income per Unit - assuming
 dilution (2)                         $       0.22   $       0.25   $       0.25   $       0.32   $          1.05

Weighted Average Units Outstanding
 - Assuming Dilution                   173,471,370    176,489,839    181,312,399    225,972,148       189,439,534


                                                                                                             1997

Total revenue                         $    242,414   $    245,055   $    259,783   $    306,915   $     1,054,167
Operating income                           111,706        114,455        117,572        133,297           477,030
Income before extraordinary items           43,062         48,413         54,286         57,372           203,133
Net income available to Unitholders
                                            13,409         40,539         72,400         47,595           173,943
Net income before extraordinary
 items per Unit (2)                           0.23           0.27           0.28           0.29              1.08

Net income per Unit (2)                       0.08           0.26           0.45           0.28              1.08
Weighted Average Units Outstanding
                                       157,946,908    158,494,224    159,795,424    167,760,629       161,022,887
Net income before extraordinary
 items per Unit - assuming
 dilution (2)                                 0.23           0.27           0.28           0.29              1.08


Net income per Unit - assuming
 dilution (2)                         $       0.08   $       0.25           0.45           0.28   $          1.08

Weighted Average Units Outstanding
 - Assuming Dilution                   158,343,827    158,848,611    160,180,477    168,146,728       161,406,951


(1) Primarily due to the cyclical nature of earnings available for Units and the issuance of additional Units during the periods, the sum of the quarterly earnings per Unit varies from the annual earnings per Unit.

17. Subsequent Events (Unaudited)

       On February 25, 1999, the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. The SPG Operating Partnership expects to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's ultimate ownership to be between 30% to 50%.

       On February 26, 1999, 150,000 shares of SPG's Series A Convertible Preferred stock were converted into 5,699,250 paired shares of common stock of the Companies, with 59,249 shares of Series A Convertible Preferred stock remaining outstanding. Concurrently, 150,000 Series A preferred Units were converted into 5,699,250 Units.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SIMON PROPERTY GROUP, L.P.
                                    By: Simon Property Group, Inc.,
                                    Managing General Partner

                                    By  /s/ David Simon
                                        ---------------
                                      David Simon
                                      Chief Executive Officer

March 18, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Capacity                                       Date
---------                              --------                                       ----

/s/ David Simon                  Chief Executive Officer                          March 18, 1999
-----------------------------    and Director (Principal Executive Officer)
David Simon                      Co-Chairman of the Board of Directors

/s/ Herbert Simon                                                                 March 18, 1999
-----------------------------
Herbert Simon

/s/ Melvin Simon                 Co-Chairman of the Board of Directors            March 18, 1999
-----------------------------
Melvin Simon

/s/ Hans C. Mautner              Vice Chairman of the Board of Directors          March 18, 1999
-----------------------------
Hans C. Mautner

/s/ Richard Sokolov              President, Chief Operating Officer               March 18, 1999
-----------------------------    and Director
Richard Sokolov

/s/ Robert E. Angelica           Director                                         March 18, 1999
-----------------------------
Robert E. Angelica

/s/ Birch Bayh                   Director                                         March 18, 1999
-----------------------------
Birch Bayh

/s/ Pieter S. van den Berg       Director                                         March 18, 1999
-----------------------------
Pieter S. van den Berg

/s/ G. William Miller            Director                                         March 18, 1999
-----------------------------
G. William Miller

/s/ Fredrick W. Petri            Director                                         March 18, 1999
-----------------------------
Fredrick W. Petri

/s/ J. Albert Smith              Director                                         March 18, 1999
-----------------------------
J. Albert Smith

/s/ Philip J. Ward               Director                                         March 18, 1999
-----------------------------
Philip J. Ward



Signature                              Capacity                                       Date
---------                              --------                                       ----

/s/ M. Denise DeBartolo York     Director                                         March 18, 1999
-----------------------------
M. Denise DeBartolo York

/s/ John Dahl                    Senior Vice President                            March 18, 1999
-----------------------------    (Principal Accounting Officer)
John Dahl

Principal Financial Officers:

/s/ Stephen E. Sterrett          Treasurer                                        March 18, 1999
-----------------------------
Stephen E. Sterrett

/s/ James R. Giuliano III        Senior Vice President                            March 18, 1999
-----------------------------
James R. Giuliano III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                   ON SCHEDULE


To Simon Property Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K and have issued our report thereon dated February 17, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 1998, is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 17, 1999

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)


                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Regional Malls
Alton Square, Alton, IL                 $       0           $     154          $     7,641        $     0         $     11,816
Amigoland Mall, Brownsville, TX                 0               1,045                4,518              0                  954
Anderson Mall, Anderson, SC                27,500               1,712               18,122          1,363                3,479
Aurora Mall, Aurora, CO                         0              11,400               55,692              0                  270
Barton Creek Square, Austin, TX            62,064               4,414               20,699            771               28,741
Battlefield Mall, Springfield, MO          93,665               4,039               29,769          3,225               35,518
Bay Park Square, Green Bay, WI             24,848               6,997               25,623              0                  659
Bergen Mall, Paramus, NJ                        0              11,020               92,541              0                5,730
Biltmore Square, Asheville, NC             26,681              10,908               19,315              0                1,059
Boynton Beach Mall, Boynton Beach, FL           0              33,758               67,710              0                3,203
Brea Mall, Brea, CA                             0              39,500              209,202              0                  144
Broadway Square, Tyler, TX                      0              11,470               32,439              0                1,884
Brunswick Square, East Brunswick, NJ            0               8,436               55,838              0                3,764
Burlington Mall, Burlington, MA                 0              46,600              303,618              0                   14
Castleton Square, Indianapolis, IN              0              44,860               80,963              0               25,115
Charlottesville Fashion Square,                 0
     Charlottesville, VA                        0                   0               54,738              0                  928
Chautauqua Mall, Jamestown, NY                  0               3,257                9,641              0               12,033
Cheltenham Square, Philadelphia, PA        34,226              14,227               43,799              0                2,173
Chesapeake Square, Chesapeake, VA          48,164              11,534               70,461              0                  832
Cielo Vista Mall, El Paso, TX              96,125               1,307               18,512            608               15,836
College Mall, Bloomington, IN              54,360               1,012               16,245            722               18,551
Columbia Center, Kennewick, WA             42,326              27,170               58,185              0                5,742
Cordova Mall, Pensacola, FL                     0              18,800               75,880           (158)                 267
Cottonwood Mall, Albuquerque, NM                0              13,667               69,173              0                 (151)
Crossroads Mall, Omaha, NE                      0                 884               37,293            409               27,116
Crystal River Mall, Crystal River, FL      16,000              11,679               14,252              0                2,841
DeSoto Square, Bradenton, FL               38,880               9,380               52,716              0                2,984
Eastern Hills Mall, Buffalo, NY                 0              15,444               47,604             12                2,382
Eastland Mall, Tulsa, OK                   15,000               3,124               24,035            518                6,525
Edison Mall, Fort Myers, FL                     0              13,618              107,381              0                  962
Fashion Mall at Keystone at the
     Crossing, Indianapolis, IN            64,194                   0              120,579              0                  106
Forest Mall, Fond Du Lac, WI               15,550                 728                4,498              0                4,920
Forest Village Park, Forestville, MD       21,850               1,212                4,625            757                4,071
Fremont Mall, Fremont, NE                       0                  26                1,280            265                2,678
Golden Ring Mall, Baltimore, MD            29,750               1,130                8,955            572                8,591
Great Lakes Mall, Cleveland, OH            61,121              14,607              100,362              0                3,462
Greenwood Park Mall, Greenwood, IN         97,478               2,607               23,500          5,275               54,216
Gulf View Square, Port Richey, FL          37,633              13,690               39,997              0                5,160
Heritage Park, Midwest City, OK                 0                 598                6,213              0                2,240
Hutchinson Mall, Hutchison, KS             16,023               1,777               18,427              0                2,821
Independence Center,
      Independence, MO                          0               5,539               45,822              0               14,913
Ingram Park Mall, San Antonio, TX          54,955                 820               17,163            169               14,018
Irving Mall, Irving, TX                         0               6,737               17,479          2,533               22,491
Jefferson Valley Mall, Yorktown
     Heights, NY                           50,000               4,868               30,304              0                3,816
Knoxville Center, Knoxville, TN                 0               5,006               22,965          3,712               33,220
La Plaza, McAllen, TX                      49,475               2,194                9,828              0                4,050

                                              Gross Amounts At
                                               Which Carried
                                            At Close of Period
                                      -------------------------------
                                                        Buildings and                          Accumulated     Date of
Name, Location                          Land            Improvements            Total          Depreciation   Construction
-------------------------------------   ----            -------------           -----          ------------   ------------
Regional Malls
Alton Square, Alton, IL               $     154        $     19,457         $    19,611           $2,248      1993 (Note 3)
Amigoland Mall, Brownsville, TX           1,045               5,472               6,517            1,532      1974
Anderson Mall, Anderson, SC               3,075              21,601              24,676            4,505      1972
Aurora Mall, Aurora, CO                  11,400              55,962              67,362              403      1998 (Note 4)
Barton Creek Square, Austin, TX           5,185              49,440              54,625            7,694      1981
Battlefield Mall, Springfield, MO         7,264              65,287              72,551           11,831      1970
Bay Park Square, Green Bay, WI            6,997              26,282              33,279            1,818      1996 (Note 4)
Bergen Mall, Paramus, NJ                 11,020              98,271             109,291            6,320      1996 (Note 4)
Biltmore Square, Asheville, NC           10,908              20,374              31,282            1,489      1996 (Note 4)
Boynton Beach Mall, Boynton Beach, FL    33,758              70,913             104,671            4,842      1996 (Note 4)
Brea Mall, Brea, CA                      39,500             209,346             248,846            1,504      1998 (Note 4)
Broadway Square, Tyler, TX               11,470              34,323              45,793            4,238      1994 (Note 3)
Brunswick Square, East Brunswick, NJ      8,436              59,602              68,038            3,937      1996 (Note 4)
Burlington Mall, Burlington, MA          46,600             303,632             350,232            2,172      1998 (Note 4)
Castleton Square, Indianapolis, IN       44,860             106,078             150,938            5,886      1996 (Note 4)
Charlottesville Fashion Square,
     Charlottesville, VA                      0              55,666              55,666            2,018      1997 (Note 4)
Chautauqua Mall, Jamestown, NY            3,257              21,674              24,931            1,236      1996 (Note 4)
Cheltenham Square, Philadelphia, PA      14,227              45,972              60,199            3,307      1996 (Note 4)
Chesapeake Square, Chesapeake, VA        11,534              71,293              82,827            4,936      1996 (Note 4)
Cielo Vista Mall, El Paso, TX             1,915              34,348              36,263            8,834      1974
College Mall, Bloomington, IN             1,734              34,796              36,530            8,324      1965
Columbia Center, Kennewick, WA           27,170              63,927              91,097            4,315      1996 (Note 4)
Cordova Mall, Pensacola, FL              18,642              76,147              94,789            2,160      1998 (Note 4)
Cottonwood Mall, Albuquerque, NM         13,667              69,022              82,689            6,586      1996
Crossroads Mall, Omaha, NE                1,293              64,409              65,702            6,555      1994 (Note 3)
Crystal River Mall, Crystal River, FL    11,679              17,093              28,772            1,507      1996 (Note 4)
DeSoto Square, Bradenton, FL              9,380              55,700              65,080            3,875      1996 (Note 4)
Eastern Hills Mall, Buffalo, NY          15,456              49,986              65,442            3,377      1996 (Note 4)
Eastland Mall, Tulsa, OK                  3,642              30,560              34,202            5,481      1986
Edison Mall, Fort Myers, FL              13,618             108,343             121,961            3,889      1997 (Note 4)
Fashion Mall at Keystone at the
     Crossing, Indianapolis, IN               0             120,685             120,685            3,447      1997 (Note 4)
Forest Mall, Fond Du Lac, WI                728               9,418              10,146            1,823      1973
Forest Village Park, Forestville, MD      1,969               8,696              10,665            2,007      1980
Fremont Mall, Fremont, NE                   291               3,958               4,249              577      1966
Golden Ring Mall, Baltimore, MD           1,702              17,546              19,248            4,569      1974 (Note 3)
Great Lakes Mall, Cleveland, OH          14,607             103,824             118,431            7,216      1996 (Note 4)
Greenwood Park Mall, Greenwood, IN        7,882              77,716              85,598           14,437      1979
Gulf View Square, Port Richey, FL        13,690              45,157              58,847            2,851      1996 (Note 4)
Heritage Park, Midwest City, OK             598               8,453               9,051            2,146      1978
Hutchinson Mall, Hutchison, KS            1,777              21,248              23,025            4,203      1985
Independence Center,
      Independence, MO                    5,539              60,735              66,274            5,888      1994 (Note 3)
Ingram Park Mall, San Antonio, TX           989              31,181              32,170            7,549      1979
Irving Mall, Irving, TX                   9,270              39,970              49,240            8,410      1971
Jefferson Valley Mall, Yorktown
     Heights, NY                          4,868              34,120              38,988            7,124      1983
Knoxville Center, Knoxville, TN           8,718              56,185              64,903            6,526      1984
La Plaza, McAllen, TX                     2,194              13,878              16,072            2,746      1976

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)

                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Lafayette Square, Indianapolis, IN              0              25,546               43,294              0                5,987
Laguna Hills Mall, Laguna Hills, CA             0              28,074               55,689              0                1,472
Lenox Square, Atlanta, GA                       0              41,900              492,411              0                   21
Lima Mall, Lima, OH                        18,903               7,910               35,495              0                1,161
Lincolnwood Town Center,
     Lincolnwood, IL                            0              11,197               63,490             28                  282
Livingston Mall, Livingston, NJ                                30,200              105,250              0                    8
Longview Mall, Longview, TX                27,600                 270                3,602            124                6,586
Machesney Park Mall, Rockford, IL               0                 614                7,438            120                4,043
Markland Mall, Kokomo, IN                  10,000                   0                7,568              0                1,531
Mc Cain Mall, N. Little Rock, AR           43,768                   0                9,515              0                6,605
Melbourne Square, Melbourne, FL            39,404              20,552               51,110              0                3,700
Memorial Mall, Sheboygan, WI                    0                 175                4,881              0                  758
Menlo Park Mall, Edison, NJ                     0              65,684              223,252              0                2,928
Miami International Mall, Miami, FL        46,483              13,794               69,701          8,942                2,788
Midland Park Mall, Midland, TX             28,000                 704                9,213              0                5,875
Miller Hill Mall, Duluth, MN                    0               2,537               18,113              0                3,775
Mission Viejo Mall, Mission Viejo, CA      37,559               9,139               54,445              0               49,604
Mounds Mall, Anderson, IN                       0                   0                2,689              0                1,934
Muncie Mall, Muncie, IN                         0                 172                5,964             52               19,417
Nanuet Mall, Nanuet, NY                         0              27,700              162,993              0                  116
North East Mall, Hurst, TX                 21,934               1,454               13,473          2,090               18,591
North Towne Square, Toledo, OH             23,500                 579                8,382              0                2,049
Northgate Mall, Seattle, WA                79,035              89,991               57,873              0               17,717
Northlake Mall, Atlanta, GA                 1,053              33,400               98,035              0                    0
Northwoods Mall, Peoria, IL                     0               1,203               12,779          1,449               25,552
Oak Court Mall, Memphis, TN                     0              15,673               57,555              0                  480
Orange Park Mall, Jacksonville, FL              0              13,345               65,173              0               13,329
Orland Square, Orland Park, IL             50,000              36,770              129,906              0                  455
Paddock Mall, Ocala, FL                    29,930              20,420               30,490              0                4,334
Palm Beach Mall, West Palm Beach, FL       50,471              12,549              112,741              0                  634
Phipps Plaza, Atlanta, GA                       0              19,200              210,783              0                    1
Port Charlotte Town Center,
     Port Charlotte, FL                    52,731               5,561               59,381              0                6,674
Prien Lake Mall, Lake Charles, LA               0               1,926                2,829          3,080               35,714
Raleigh Springs Mall, Memphis, TN               0               9,137               28,604              0                1,130
Randall Park Mall, Cleveland, OH           35,000               4,421               52,456              0                6,525
Richardson Square, Dallas, TX                   0               4,867                6,329          1,075               11,115
Richmond Towne Square, Cleveland, OH       14,526               2,666               12,112              0               19,511
Richmond Square, Richmond, IN                   0               3,410               11,343              0                8,295
River Oaks Center, Calumet City, IL        32,500              30,884              101,224              0                   11
Rockaway Townsquare, Rockaway, NJ               0              50,500              218,557              0                  652
Rolling Oaks Mall, North San Antonio, TX        0               2,647               38,609            (70)               1,228
Roosevelt Field, Garden City, NY                0             165,500              704,112              0                1,674
Ross Park Mall, Pittsburgh, PA                  0              14,557               50,995          9,617               46,778
Santa Rosa Plaza, Santa Rosa, CA                0              10,400               87,864              0                   78
South Hills Village, Pittsburgh, PA             0              23,453              125,858              0                  761
South Park Mall, Shreveport, LA            26,748                 855               13,691             74                2,745
South Shore Plaza, Braintree, MA               82             101,200              301,495              0                  179
Southern Park Mall, Youngstown, OH              0              16,982               77,774             97               13,081

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                       -------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
Lafayette Square, Indianapolis, IN        25,546              49,281              74,827            3,384      1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA       28,074              57,161              85,235            2,028      1997 (Note 4)
Lenox Square, Atlanta, GA                 41,900             492,432             534,332            3,541      1998 (Note 4)
Lima Mall, Lima, OH                        7,910              36,656              44,566            2,622      1996 (Note 4)
Lincolnwood Town Center,
     Lincolnwood, IL                      11,225              63,772              74,997           11,203      1990
Livingston Mall, Livingston, NJ           30,200             105,258             135,458              752      1998 (Note 4)
Longview Mall, Longview, TX                  394              10,188              10,582            2,137      1978
Machesney Park Mall, Rockford, IL            734              11,481              12,215            3,082      1979
Markland Mall, Kokomo, IN                      0               9,099               9,099            1,703      1968
Mc Cain Mall, N. Little Rock, AR               0              16,120              16,120            4,865      1973
Melbourne Square, Melbourne, FL           20,552              54,810              75,362            3,653      1996 (Note 4)
Memorial Mall, Sheboygan, WI                 175               5,639               5,814            1,298      1969
Menlo Park Mall, Edison, NJ               65,684             226,180             291,864            8,138      1997 (Note 4)
Miami International Mall, Miami, FL       22,736              72,489              95,225           17,654      1996 (Note 4)
Midland Park Mall, Midland, TX               704              15,088              15,792            3,553      1980
Miller Hill Mall, Duluth, MN               2,537              21,888              24,425            4,346      1973
Mission Viejo Mall, Mission Viejo, CA      9,139             104,049             113,188            3,765      1996 (Note 4)
Mounds Mall, Anderson, IN                      0               4,623               4,623            1,482      1965
Muncie Mall, Muncie, IN                      224              25,381              25,605            3,246      1970
Nanuet Mall, Nanuet, NY                   27,700             163,109             190,809            1,168      1998 (Note 4)
North East Mall, Hurst, TX                 3,544              32,064              35,608            3,319      1996 (Note 4)
North Towne Square, Toledo, OH               579              10,431              11,010            3,743      1980
Northgate Mall, Seattle, WA               89,991              75,590             165,581            4,681      1996 (Note 4)
Northlake Mall, Atlanta, GA               33,400              98,035             131,435              704      1998 (Note 4)
Northwoods Mall, Peoria, IL                2,652              38,331              40,983            7,863      1983 (Note 3)
Oak Court Mall, Memphis, TN               15,673              58,035              73,708            2,134      1997 (Note 4)
Orange Park Mall, Jacksonville, FL        13,345              78,502              91,847            8,361      1994 (Note 3)
Orland Square, Orland Park, IL            36,770             130,361             167,131            4,451      1997 (Note 4)
Paddock Mall, Ocala, FL                   20,420              34,824              55,244            2,296      1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL      12,549             113,375             125,924           11,500      1998 (Note 4)
Phipps Plaza, Atlanta, GA                 19,200             210,784             229,984            1,508      1998 (Note 4)
Port Charlotte Town Center,
     Port Charlotte, FL                    5,561              66,055              71,616            4,114      1996 (Note 4)
Prien Lake Mall, Lake Charles, LA          5,006              38,543              43,549            2,000      1972
Raleigh Springs Mall, Memphis, TN          9,137              29,734              38,871            2,085      1996 (Note 4)
Randall Park Mall, Cleveland, OH           4,421              58,981              63,402            3,892      1996 (Note 4)
Richardson Square, Dallas, TX              5,942              17,444              23,386            1,736      1996 (Note 4)
Richmond Towne Square, Cleveland, OH       2,666              31,623              34,289              908      1996 (Note 4)
Richmond Square, Richmond, IN              3,410              19,638              23,048            1,262      1996 (Note 4)
River Oaks Center, Calumet City, IL       30,884             101,235             132,119            3,412      1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ         50,500             219,209             269,709            1,569      1998 (Note 4)
Rolling Oaks Mall, North San Antonio, TX   2,577              39,837              42,414            8,802      1998 (Note 4)
Roosevelt Field, Garden City, NY         165,500             705,786             871,286            5,064      1998 (Note 4)
Ross Park Mall, Pittsburgh, PA            24,174              97,773             121,947            9,543      1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA          10,400              87,942              98,342              631      1998 (Note 4)
South Hills Village, Pittsburgh, PA       23,453             126,619             150,072            3,955      1997 (Note 4)
South Park Mall, Shreveport, LA              929              16,436              17,365            4,454      1975
South Shore Plaza, Braintree, MA         101,200             301,674             402,874            2,158      1998 (Note 4)
Southern Park Mall, Youngstown, OH        17,079              90,855             107,934            6,234      1996 (Note 4)

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)

                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Southgate Mall, Yuma, AZ                        0               1,817                7,974              0                3,310
St Charles Towne Center
     Waldorf, MD                                0               9,329               52,974          1,180                9,667
Summit Mall, Akron, OH                          0              24,814               45,036              0               11,106
Sunland Park Mall, El Paso, TX             39,506               2,896               28,900              0                3,073
Tacoma Mall, Tacoma, WA                    92,474              39,504              125,826              0                4,413
Tippecanoe Mall, Lafayette, IN             62,255               4,187                8,474          5,517               32,494
Town Center at Boca Raton
     Boca Raton, FL                             0              64,200              307,511              0                  831
Towne East Square, Wichita, KS             81,006               9,495               18,479          2,042                9,177
Towne West Square, Wichita, KS                  0                 988               21,203             76                6,987
Treasure Coast Square, Jenson Beach, FL    53,218              11,124               73,108              0                3,308
Tyrone Square, St. Petersburg, FL               0              15,638              120,962              0                9,840
University Mall, Little Rock, AR                0                 123               17,411              0                  815
University Mall, Pensacola, FL                  0               4,741               26,657              0                2,939
University Park Mall, South Bend, IN       59,500              15,105               61,466              0                7,902
Upper Valley Mall, Springfield, OH         30,940               8,421               38,745              0                1,305
Valle Vista Mall, Harlingen, TX            42,130               1,398               17,266            372                7,978
Virginia Center Commons, Richmond, VA           0               9,764               50,757          4,149                2,909
Walt Whitman Mall, Huntington Station, NY       0              51,700              111,170          3,579               20,660
Washington Square, Indianapolis, IN        33,541              20,146               41,248              0                2,747
West Ridge Mall, Topeka, KS                44,288               5,775               34,132            197                3,811
Westminster Mall, Westminster, CA               0              45,200               84,709              0                  132
White Oaks Mall, Springfield, IL           16,500               3,024               35,692          1,153               13,980
Windsor Park Mall, San Antonio, TX         14,636               1,194               16,940            130                3,253
Woodville Mall, Toledo, OH                      0               1,831                4,454              0                  665
Community Shopping Centers
Arboretum, The, Austin, TX                 34,000               7,640               36,778              0                    6
Arvada Plaza, Arvada, CO                        0                  70                  342            608                  699
Aurora Plaza, Aurora, CO                        0                  35                5,754              0                  982
Bloomingdale Court, Bloomingdale, IL       27,359               8,764               26,184              0                1,617
Boardman Plaza, Youngstown, OH             18,277               8,189               26,355              0                1,694
Bridgeview Court, Bridgeview, IL                0                 302                3,638              0                  703
Brightwood Plaza, Indianapolis, IN              0                  65                  128              0                  252
Buffalo Grove Towne Center, Buffalo
     Grove, IL                                  0               1,387                6,602            126                  256
Celina Plaza, El Paso, TX                       0                 138                  815              0                   47
Century Mall, Merrillville, IN                  0               2,190                9,589              0                1,376
Charles Towne Square, Charleston, SC            0                 446                1,768            425               10,917
Chesapeake Center, Chesapeake, VA           6,563               5,352               12,279              0                   74
Cohoes Commons, Rochester, NY                   0               1,698                8,426              0                  (72)
Countryside Plaza, Countryside, IL              0               1,243                8,507              0                  473
Eastgate Consumer Mall, Indianapolis, IN   22,929                 424                4,722            187                2,880
Eastland Plaza, Tulsa, OK                       0                 908                3,709              0                  (26)
Forest Plaza, Rockford, IL                 16,904               4,187               16,818            453                  552
Fox River Plaza, Elgin, IL                 12,654               2,908                9,453              0                   45
Glen Burnie Mall, Glen Burnie, MD               0               7,422               22,778              0                2,424
Great Lakes Plaza, Cleveland, OH                0               1,028                2,025              0                3,138
Greenwood Plus, Greenwood, IN                   0               1,350                1,792              0                3,680
Griffith Park Plaza, Griffith, IN               0                   0                2,412              0                  111
Grove at Lakeland Square, The,
 Lakeland, FL                               3,750               5,237                6,016              0                  921

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                        ------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
Southgate Mall, Yuma, AZ                   1,817              11,284              13,101            2,213      1988 (Note 3)
St Charles Towne Center
     Waldorf, MD                          10,509              62,641              73,150           12,805      1990
Summit Mall, Akron, OH                    24,814              56,142              80,956            4,048      1996 (Note 4)
Sunland Park Mall, El Paso, TX             2,896              31,973              34,869            7,687      1988
Tacoma Mall, Tacoma, WA                   39,504             130,239             169,743            8,978      1996 (Note 4)
Tippecanoe Mall, Lafayette, IN             9,704              40,968              50,672            9,214      1973
Town Center at Boca Raton
     Boca Raton, FL                       64,200             308,342             372,542            2,078      1998 (Note 4)
Towne East Square, Wichita, KS            11,537              27,656              39,193            7,361      1975
Towne West Square, Wichita, KS             1,064              28,190              29,254            6,774      1980
Treasure Coast Square, Jenson Beach, FL   11,124              76,416              87,540            5,135      1996 (Note 4)
Tyrone Square, St. Petersburg, FL         15,638             130,802             146,440            8,540      1996 (Note 4)
University Mall, Little Rock, AR             123              18,226              18,349            4,659      1967
University Mall, Pensacola, FL             4,741              29,596              34,337            3,585      1994 (Note 3)
University Park Mall, South Bend, IN      15,105              69,368              84,473           24,542      1996 (Note 4)
Upper Valley Mall, Springfield, OH         8,421              40,050              48,471            2,790      1996 (Note 4)
Valle Vista Mall, Harlingen, TX            1,770              25,244              27,014            5,280      1983
Virginia Center Commons, Richmond, VA     13,913              53,666              67,579            2,950      1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY 55,279             131,830             187,109            1,259      1998 (Note 4)
Washington Square, Indianapolis, IN       20,146              43,995              64,141            2,938      1996 (Note 4)
West Ridge Mall, Topeka, KS                5,972              37,943              43,915            7,322      1988
Westminster Mall, Westminster, CA         45,200              84,841             130,041              616      1998 (Note 4)
White Oaks Mall, Springfield, IL           4,177              49,672              53,849            6,802      1977
Windsor Park Mall, San Antonio, TX         1,324              20,193              21,517            4,866      1976
Woodville Mall, Toledo, OH                 1,831               5,119               6,950              415      1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX                 7,640              36,784              44,424               87      1998 (Note 4)
Arvada Plaza, Arvada, CO                     678               1,041               1,719              302      1966
Aurora Plaza, Aurora, CO                      35               6,736               6,771            1,722      1966
Bloomingdale Court, Bloomingdale, IL       8,764              27,801              36,565            4,063      1987
Boardman Plaza, Youngstown, OH             8,189              28,049              36,238            1,890      1996 (Note 4)
Bridgeview Court, Bridgeview, IL             302               4,341               4,643              817      1988
Brightwood Plaza, Indianapolis, IN            65                 380                 445              118      1965
Buffalo Grove Towne Center, Buffalo
     Grove, IL                             1,513               6,858               8,371              586      1988
Celina Plaza, El Paso, TX                    138                 862               1,000              180      1978
Century Mall, Merrillville, IN             2,190              10,965              13,155            3,417      1992 (Note 3)
Charles Towne Square, Charleston, SC         871              12,685              13,556                0      1976
Chesapeake Center, Chesapeake, VA          5,352              12,353              17,705              855      1996 (Note 4)
Cohoes Commons, Rochester, NY              1,698               8,354              10,052            2,024      1984
Countryside Plaza, Countryside, IL         1,243               8,980              10,223            2,075      1977
Eastgate Consumer Mall, Indianapolis, IN     611               7,602               8,213            3,190      1991 (Note 3)
Eastland Plaza, Tulsa, OK                    908               3,683               4,591              595      1986
Forest Plaza, Rockford, IL                 4,640              17,370              22,010            2,346      1985
Fox River Plaza, Elgin, IL                 2,908               9,498              12,406            1,297      1985
Glen Burnie Mall, Glen Burnie, MD          7,422              25,202              32,624            1,718      1996 (Note 4)
Great Lakes Plaza, Cleveland, OH           1,028               5,163               6,191              440      1996 (Note 4)
Greenwood Plus, Greenwood, IN              1,350               5,472               6,822              729      1979 (Note 3)
Griffith Park Plaza, Griffith, IN              0               2,523               2,523              667      1979
Grove at Lakeland Square, The,             5,237               6,937              12,174              543      1996 (Note 4)
 Lakeland, FL

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)

                                                                                                        Cost Capitalized
                                                                     Initial Cost                   Subsequent to Acquisition
                                                            -------------------------------       -----------------------------
                                                                              Buildings and                       Buildings and
Name, Location                         Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------  ------------            ----           -------------        ----           -------------
Hammond Square, Sandy Springs, GA                0                   0                   27              0                    1
Highland Lakes Center, Orlando, FL          14,377              13,951               18,490              0                  340
Ingram Plaza, San Antonio, TX                    0                 421                1,802              4                   21
Keystone Shoppes, Indianapolis, IN               0                   0                4,232              0                    0
Knoxville Commons, Knoxville, TN                 0               3,731                5,345              0                1,623
Lake Plaza, Waukegan, IL                         0               2,868                6,420              0                  340
Lake View Plaza, Orland Park, IL            22,169               4,775               17,586              0                  554
Lima Center, Lima, OH                            0               1,808                5,151              0                   85
Lincoln Crossing, O'Fallon, IL                 997               1,079                2,692              0                  158
Mainland Crossing, Galveston, TX             2,226               1,850                1,737              0                  138
Maplewood Square, Omaha, NE                      0                 466                1,249              0                  577
Markland Plaza, Kokomo, IN                       0                 210                1,258              0                  453
Martinsville Plaza, Martinsville, VA             0                   0                  584              0                   45
Marwood Plaza, Indianapolis, IN                  0                  52                3,597              0                  107
Matteson Plaza, Matteson, IL                11,159               1,830                9,737              0                1,683
Memorial Plaza, Sheboygan, WI                    0                 250                  436              0                  857
Mounds Mall Cinema, Anderson, IN                 0                  88                  158              0                    1
Muncie Plaza, Muncie, IN                                           626               10,626           (397)                 177
New Castle Plaza, New Castle, IN                 0                 128                1,621              0                  641
North Ridge Plaza, Joliet, IL                    0               2,831                7,699              0                  438
North Riverside Park Plaza,
     N. Riverside, IL                        7,535               1,062                2,490              0                  429
Northland Plaza, Columbus, OH                    0               4,490                8,893              0                1,035
Northwood Plaza, Fort Wayne, IN                  0                 302                2,922              0                  566
Park Plaza, Hopkinsville, KY                     0                 300                1,572              0                   89
Regency Plaza, St. Charles, MO               1,878                 616                4,963              0                  165
Rockaway Convenience Center
     Rockaway, NJ                                                2,900               12,500              0                    0
St. Charles Towne Plaza, Waldorf, MD        30,742               8,779               18,993              0                  141
Teal Plaza, Lafayette, IN                        0                  99                  878              0                2,957
Terrace at The Florida Mall, Orlando, FL     4,688               5,647                4,126              0                  981
Tippecanoe Plaza, Lafayette, IN                  0                 265                  440            305                4,842
University Center, South Bend, IN                0               2,388                5,214              0                   71
Wabash Village, West Lafayette, IN               0                   0                  976              0                  204
Washington Plaza, Indianapolis, IN               0                 941                1,697              0                   13
West Ridge Plaza, Topeka, KS                 4,612               1,491                4,620              0                  551
White Oaks Plaza, Springfield, IL           12,345               3,265               14,267              0                  193
Wichita Mall, Wichita, KS                        0                   0                4,535              0                1,710
Wood Plaza, Fort Dodge, IA                       0                  45                  380              0                  756
Specialty Retail Centers
The Forum Shops at Caesars,
     Las Vegas, NV                         175,000                   0               72,866              0               58,458
Trolley Square, Salt Lake City, UT          27,141               4,899               27,539            363                7,750
Office ,Mixed-Use Properties and Other
The Charles Hotel                                0              23,500                    0              0                    0
Lenox Building, Atlanta, GA                                          0               57,778              0                    1
Net Lease Properties                           847              10,975                    0              0                    0
New Orleans Centre/CNG Tower,
     New Orleans, LA                             0               3,679               41,231              0                3,164
O Hare International Center,                     0

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                        ------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
Hammond Square, Sandy Springs, GA              0                  28                  28                7      1974
Highland Lakes Center, Orlando, FL        13,951              18,830              32,781            1,344      1996 (Note 4)
Ingram Plaza, San Antonio, TX                425               1,823               2,248              560      1980
Keystone Shoppes, Indianapolis, IN             0               4,232               4,232              128      1997 (Note 4)
Knoxville Commons, Knoxville, TN           3,731               6,968              10,699            1,107      1987
Lake Plaza, Waukegan, IL                   2,868               6,760               9,628              871      1986
Lake View Plaza, Orland Park, IL           4,775              18,140              22,915            2,422      1986
Lima Center, Lima, OH                      1,808               5,236               7,044              355      1996 (Note 4)
Lincoln Crossing, O'Fallon, IL             1,079               2,850               3,929              347      1990
Mainland Crossing, Galveston, TX           1,850               1,875               3,725              147      1996 (Note 4)
Maplewood Square, Omaha, NE                  466               1,826               2,292              396      1970
Markland Plaza, Kokomo, IN                   210               1,711               1,921              469      1974
Martinsville Plaza, Martinsville, VA           0                 629                 629              332      1967
Marwood Plaza, Indianapolis, IN               52               3,704               3,756              700      1962
Matteson Plaza, Matteson, IL               1,830              11,420              13,250            1,609      1988
Memorial Plaza, Sheboygan, WI                250               1,293               1,543              306      1966
Mounds Mall Cinema, Anderson, IN              88                 159                 247               50      1974
Muncie Plaza, Muncie, IN                     229              10,803              11,032              295      1998
New Castle Plaza, New Castle, IN             128               2,262               2,390              591      1966
North Ridge Plaza, Joliet, IL              2,831               8,137              10,968            1,237      1985
North Riverside Park Plaza,
     N. Riverside, IL                      1,062               2,919               3,981              782      1977
Northland Plaza, Columbus, OH              4,490               9,928              14,418            1,235      1988
Northwood Plaza, Fort Wayne, IN              302               3,488               3,790              832      1974
Park Plaza, Hopkinsville, KY                 300               1,661               1,961              377      1968
Regency Plaza, St. Charles, MO               616               5,128               5,744              645      1988
Rockaway Convenience Center
     Rockaway, NJ                          2,900              12,500              15,400               89      1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD       8,779              19,134              27,913            2,733      1987
Teal Plaza, Lafayette, IN                     99               3,835               3,934              266      1962
Terrace at The Florida Mall, Orlando, FL   5,647               5,107              10,754              489      1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN              570               5,282               5,852              873      1974
University Center, South Bend, IN          2,388               5,285               7,673            3,639      1996 (Note 4)
Wabash Village, West Lafayette, IN             0               1,180               1,180              286      1970
Washington Plaza, Indianapolis, IN           941               1,710               2,651              713      1996 (Note 4)
West Ridge Plaza, Topeka, KS               1,491               5,171               6,662              685      1988
White Oaks Plaza, Springfield, IL          3,265              14,460              17,725            1,886      1986
Wichita Mall, Wichita, KS                      0               6,245               6,245            1,598      1969
Wood Plaza, Fort Dodge, IA                    45               1,136               1,181              272      1968
Specialty Retail Centers
The Forum Shops at Caesars,
     Las Vegas, NV                             0             131,324             131,324           19,008      1992
Trolley Square, Salt Lake City, UT         5,262              35,289              40,551            6,565      1986 (Note 3)
Office ,Mixed-Use Properties and Other
The Charles Hotel                         23,500                   0              23,500                0
Lenox Building, Atlanta, GA                    0              57,779              57,779              417      1998 (Note 4)
Net Lease Properties                      10,975                   0              10,975                0
New Orleans Centre/CNG Tower,
     New Orleans, LA                       3,679              44,395              48,074            2,893      1996 (Note 4)
O Hare International Center,

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                                    SCHEDULE III
                            (Dollars in thousands)


                                                                                                          Cost Capitalized
                                                                       Initial Cost                   Subsequent to Acquisition
                                                              -------------------------------       -----------------------------
                                                                                Buildings and                       Buildings and
Name, Location                           Encumbrances            Land            Improvements        Land           Improvements
-------------------------------------    ------------            ----           -------------        ----           -------------
     Rosemont, IL                                 0                 125               60,287              1                9,128
Riverway, Rosemont, IL                            0               8,739              129,175             16                6,282
Three Dag Hammarskjold (Land)                     0               8,625                    0              0                    0
Development Projects
Bowie Town Center, Bowie, MD                                      6,000                  570              0                  317
Indian River Peripheral, Vero                                         0                    0              0                    0
     Beach, FL                                                      790                   57              0                    0
Shops at North East Plaza, The,
 Hurst, TX                                                        8,988                2,198          4,376                1,429
Victoria Ward, Honolulu, HI                       0                   0                1,400              0                  475
Waterford Lakes, Orlando, FL                      0                   0                1,114         11,944                2,096
Other                                             0                   0                  314              0                  326
Corporate                                         0                   0                  500            280                3,799
                                         ----------          ----------           ----------        -------           ----------
                                         $2,775,241          $1,981,944           $8,465,064        $84,517           $1,072,246
                                         ==========          ==========           ==========        =======           ==========

                                               Gross Amounts At
                                                Which Carried
                                             At Close of Period
                                        ------------------------------
                                                         Buildings and                          Accumulated     Date of
Name, Location                           Land            Improvements            Total          Depreciation   Construction
-------------------------------------    ----            -------------           -----          ------------   ------------
     Rosemont, IL                            126              69,415              69,541           17,793      1988
Riverway, Rosemont, IL                     8,755             135,457             144,212           33,972      1991
Three Dag Hammarskjold (Land)              8,625                   0               8,625                0      1998 (Note 4)
Development Projects
Bowie Town Center, Bowie, MD               6,000                 887               6,887                0
Indian River Peripheral, Vero                  0                   0                   0                0
     Beach, FL                               790                  57                 847                0      1996 (Note 4)
Shops at North East Plaza, The,
 Hurst, TX                                13,364               3,627              16,991                0
Victoria Ward, Honolulu, HI                    0               1,875               1,875                0
Waterford Lakes, Orlando, FL              11,944               3,210              15,154                0
Other                                          0                 640                 640                0
Corporate                                    280               4,299               4,579              779
                                      ----------          ----------         -----------         --------
                                      $2,066,461          $9,537,310         $11,603,771         $688,955
                                      ==========          ==========         ===========         ========

                           SIMON PROPERTY GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1998

                             (Dollars in thousands)


(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                     1998           1997          1996
                                  -----------    ----------    ----------
Balance, beginning of year        $ 6,814,065    $5,273,465    $2,143,925
  Acquisitions                      4,676,634     1,238,909     2,843,287
  Improvements                        356,829       312,558       224,605
  Disposals                          (126,454)      (10,867)      (19,579)
  Consolidation/Deconsolidation      (117,303)          --         81,227
                                  -----------    ----------    ----------
Balance, close of year            $11,603,771    $6,814,065    $5,273,465
                                  ===========    ==========    ==========

     The aggregate net book value for federal income tax purposes as of December 31, 1998 was $6,306,234.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                   1998          1997           1996
                                 --------      --------       --------
Balance, beginning of year       $448,353      $270,637       $147,341
Acquisitions                       25,839            --             --
  Carryover of minority
   partners' interest in
   accumulated depreciation
   of DeBartolo Properties             --            --         13,505


  Depreciation expense            246,934       183,357        120,565
  Disposals                       (32,171)       (5,641)       (10,774)
                                 --------      --------       --------
Balance, close of year           $688,955      $448,353       $270,637
                                 ========      ========       ========

     Depreciation of the SPG Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements - typically 35 years
     Tenant Inducements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by SPG Operating Partnership or the Simons. The date of construction represents acquisition date.


                               INDEX TO EXHIBITS

         Exhibits                                                                    Page
                                                                                     ----
2.1      Agreement and Plan of Merger among SPG, Sub and DRC, dated as of March
         26, 1996, as amended (included as Annex I to the Prospectus/Joint Proxy
         Statement filed as part of Form S-4 of Simon Property Group, Inc.
         (Registration No. 333-06933)).

2.2      Amendment and supplement to Offer to Purchase for Cash all Outstanding
         Beneficial Interests in The Retail Property Trust (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the SPG Operating
         Partnership on September 12, 1997).

2.3 Agreement and Plan of Merger among SDG, CPI and CRC (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by SDG on February 24,
         1998).

3.1      Sixth Amended and Restated Limited Partnership Agreement of the SPG
         Operating Partnership (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Companies on October 9, 1998).

4.1      Indenture, dated as of November 26, 1996, by and among the SPG
         Operating Partnership and The Chase Manhattan Bank, as trustee
         (incorporated by reference to the form of this document filed as Exhibit 4.1 to the Registration Statement on Form S-3 (Reg. No.
         333-11491)).

4.2      Supplemental Indenture, dated as of June 22, 1998, by and among the SPG
         Operating Partnership and The Chase Manhattan Bank, as trustee, relating to the Securities (incorporated by reference as Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4
         (Reg. No. 333-63645)).

10.1     Credit Agreement dated as of September 24, 1998 among the Simon
         Operating Partnership, SPG and The Chase Manhattan Bank as
         Administrative Agent. (incorporated by to Exhibit 4.1 of the Form 10-Q filed by the Companies for the period ended September 30, 1998)

10.2     Second Amended and Restated Credit Agreement dated as of December 22,
         1997 among the SPG Operating Partnership and Morgan Guaranty Trust
         Company of New York, Union Bank of Switzerland and Chase Manhattan Bank as Lead Agents (incorporated by reference to Exhibit 4.3 of SDG's 1997
         Form 10-K).

10.3     Limited Partnership Agreement of SPG Realty Consultants, L.P.
         (incorporated by reference to Exhibit 4.21 of the Form 8-K filed by the Companies on October 9, 1998).

10.4(a) The SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.5(a)  Form of Employment Agreement between Hans C. Mautner and the Companies
         (incorporated by reference to Exhibit 10.63 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.6(a)  Form of Employment Agreement between Mark S. Ticotin and the Companies
         (incorporated by reference to Exhibit 10.64 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.7(a)  Form of Incentive Stock Option Agreement between the Companies and
         Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.59 of the Form
         S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.8(a)  Form of Incentive Stock Option Agreement between the Companies and
         Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.60 of the Form
         S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.9(a)  Form of Nonqualified Stock Option Agreement between the Companies and
         Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.61 of the Form
         S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.10(a) Form of Nonqualified Stock Option Agreement between the Companies and
         Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.62 of the Form
         S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.11(a) CPI Executive Severance Policy, as amended and restated effective as of August 11, 1998 (incorporated by reference to Exhibit 10.65 of the Form
         S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).

10.12(b) Option Agreement to acquire the Excluded Retail Properties. (Previously filed as Exhibit 10.10.)

10.13(b) Option Agreement to acquire the Excluded PropertiesLand. (Previously filed as Exhibit 10.11.)

10.14(b) Option Agreements dated as of December 1, 1993 between the Management
         Company and The SPG Operating Partnership (Previously filed as Exhibit
         10.20.)

10.15(b) Option Agreement dated as of December 1, 1993 to acquire Development
         Land. (Previously filed as Exhibit 10.22.)

10.16(b) Option Agreement dated December 1, 1993 between the Management Company and The SPG Operating Partnership (Previously filed as Exhibit 10.25.)

10.17(b) Lock-Up Agreement dated December 20, 1993 between MSA and The SPG
         Operating Partnership (Previously filed as Exhibit 10.27.)

10.18 Purchase Option and Right of First Refusal Agreement between DRP, LP and Edward J. DeBartolo (for Northfield Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(o).)

10.19 Office Lease between the SPG Operating Partnership and an affiliate of EJDC (Southwoods Executive Center)

10.20 Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)

10.21 Purchase Option and Right of First Refusal Agreement between DRP, LP and Washington Mall Associates (for Washington, Pennsylvania Site)
         (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(3).)

10.22 Purchase Option and Right of First Refusal Agreement between DRP, LP and DeBartolo-Stow Associates (for University Town Center)
         (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(r).)

10.23    Acquisition Option Agreement between DRP, LP and Coral Square
         Associates (for Coral Square) (Incorporated by reference to the 1994
         DRC Form 10-K Exhibit 10(s)(1).)

10.24    Acquisition Option Agreement between DRP, LP and Lakeland Square
         Associates (for Lakeland Square) (Incorporated by reference to the 1994
         DRC Form 10-K Exhibit 10(s)(2).)

10.25    Fourth Amendment to Purchase Option Agreement, dated as of July 15,
         1996, between JCP Realty, Inc., and DRP, LP (incorporated by reference to Exhibit 10.61 of SPG's 1996 Form 10-K).

10.26    Limited Partnership Agreement of SDG Macerich Properties, L.P.              90

21.1     List of Subsidiaries of the SPG Operating Partnership.                      91

23.1     Consent of Arthur Andersen LLP.

         (a) Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

         (b)      Incorporated by reference to the exhibit indicated of Old
                  SPG's 1993 Form 10-K.

                                       89