Form 10-Q
period 1999-03-31
SIMON PROPERTY GROUP L P /DE/
filed 1999-05-18
CIK 1022344

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

                 SIMON PROPERTY GROUP, L.P.
            -----------------------------------
   (Exact name of registrant as specified in its charter)

                          Delaware
             ----------------------------------
          (State of incorporation or organization)

                          33-11491
                      ----------------
                   (Commission File No.)
                         34-1755769
             ----------------------------------
            (I.R.S. Employer Identification No.)

                    National City Center
         115 West Washington Street, Suite 15 East
                Indianapolis, Indiana  46204
            -----------------------------------
          (Address of principal executive offices)

                       (317) 636-1600
                ----------------------------
              (Registrant's telephone number,
                    including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]  NO   [ ]
<Page 01>

                          SIMON PROPERTY GROUP, L.P.

                                   FORM 10-Q

                                     INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets as of
         March 31, 1999 and December 31, 1998               3

         Consolidated Condensed Statements of
         Operations for the three-month periods ended
         March 31, 1999 and 1998                            4

         Consolidated Condensed Statements of Cash
         Flows for the three-month periods ended March
         31, 1999 and 1998                                  5

         Notes to Unaudited Consolidated Condensed
         Financial Statements                               6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and Results
          of Operations                                    14

Part II - Other Information

    Items 1 through 6                                      21

Signature                                                  22
<Page 02>
           SIMON PROPERTY GROUP, L.P.
     CONSOLIDATED CONDENSED BALANCE SHEETS
      (Unaudited and dollars in thousands)

                                                   March 31,    December 31,
                                                     1999           1998
                                                 -----------   -------------

ASSETS:
Investment properties, at cost                   $12,003,316     $11,662,860
  Less - accumulated depreciation                    813,430         709,114
                                                 -----------   -------------

                                                  11,189,886      10,953,746
Goodwill                                              57,304          58,134
Cash and cash equivalents                             86,338         124,466
Tenant receivables and accrued revenue, net          231,248         217,341
Notes and advances receivable from Management
Company and affiliate                                126,414         115,378
Note receivable from SRC Operating Partnership
(Interest at 7% and 16%, respectively, due 2013)      10,565          20,565
Investment in partnerships and joint ventures, at  1,218,743       1,303,251
equity
Investment in Management Company and affiliates       11,363          10,037
Other investment                                      39,261          50,176
Deferred costs and other assets                      236,936         227,684
Minority interest                                     33,457          32,138
                                                 -----------   -------------

Total assets                                     $13,241,515     $13,112,916
                                                 ===========   =============

LIABILITIES:
Mortgages and other indebtedness                  $8,262,734      $7,972,381
Notes payable to SRC Operating Partnership
(Interest at 8%, due 2008)                             5,984          17,907
Accounts payable and accrued expenses                348,796         410,445
Cash distributions and losses in partnerships and
joint ventures, at equity                             29,997          29,139
Other liabilities                                     77,279          95,243
                                                 -----------   -------------

Total liabilities                                  8,724,790       8,525,115

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:

Preferred units, 15,903,580 and 16,053,580 units
outstanding, respectively                            865,587       1,057,245

General Partners, 167,900,953 and 161,487,017
units outstanding, respectively                    2,663,622       2,540,660

Limited Partners, 64,177,009 and 64,182,157 units
outstanding, respectively                          1,018,120       1,009,646

Unamortized restricted stock award                  (30,604)        (19,750)

                                                 -----------   -------------

Total partners' equity                             4,516,725       4,587,801
                                                 -----------   -------------

Total liabilities and partners' equity           $13,241,515     $13,112,916
                                                 ===========   =============


 The accompanying notes are an integral part of these statements.
<Page 03>
          SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per
                 unit amounts)


                                                       For the
                                                     Three Months
                                                    Ended March 31,
                                                ------------------------
                                                   1999         1998
                                                -----------  -----------
REVENUE:
Minimum rent                                       $270,607     $184,460
Overage rent                                         13,367        9,782
Tenant reimbursements                               136,012       90,160
Other income                                         21,208       15,855
                                                -----------  -----------
Total revenue                                       441,194      300,257
                                                -----------  -----------

EXPENSES:
Property operating                                   67,850       49,779
Depreciation and amortization                        88,578       58,305
Real estate taxes                                    46,268       30,195
Repairs and maintenance                              19,802       11,895
Advertising and promotion                            14,516        8,101
Provision for credit losses                           1,794        2,722
Other                                                 7,680        5,593
                                                -----------  -----------
Total operating expenses                            246,488      166,590
                                                -----------  -----------

OPERATING INCOME                                    194,706      133,667

INTEREST EXPENSE                                    138,570       91,910
                                                -----------  -----------
INCOME BEFORE MINORITY INTEREST                      56,136       41,757

MINORITY INTEREST                                   (1,815)      (1,442)
                                                -----------  -----------
INCOME BEFORE UNCONSOLIDATED ENTITIES                54,321       40,315

INCOME FROM UNCONSOLIDATED ENTITIES                  12,317        4,809
                                                -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEM                     66,638       45,124

EXTRAORDINARY ITEM                                  (1,774)            0
                                                -----------  -----------
NET INCOME                                           64,864       45,124

PREFERRED UNIT REQUIREMENT                         (17,705)      (7,334)
                                                -----------  -----------

NET INCOME AVAILABLE TO UNITHOLDERS                 $47,159      $37,790

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
Managing General Partner (SPG)                      $10,349      $     0
General Partners (SPG Properties, Inc. and
SD Property Group, Inc.)                             23,528       23,948
Limited Partners                                     13,282       13,842
                                                -----------  -----------
Net income                                          $47,159      $37,790
BASIC EARNINGS PER UNIT:
Income before extraordinary item                      $0.21        $0.22
Extraordinary item                                       --           --
                                                -----------  -----------
Net income                                            $0.21        $0.22

DILUTED EARNINGS PER UNIT:
Income before extraordinary item                      $0.21        $0.22
Extraordinary item                                       --           --
                                                -----------  -----------
Net income                                            $0.21        $0.22

The accompanying notes are an integral part of these statements.
<Page 04>
          SIMON PROPERTY GROUP, L.P.
  CONSOLIDATED CONDENSED STATEMENTS OF CASH
                    FLOWS

     (Unaudited and dollars in thousands)



                                                        For the
                                                      Three Months
                                                     Ended March 31,
                                                --------------------------
                                                   1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:           -----------    -----------
  Net income                                        $64,864        $45,124
Adjustments to reconcile net income to net
cash provided
  by operating activities-
Depreciation and amortization                        91,181         60,424
Extraordinary item                                    1,774              0
Straight-line rent                                  (4,833)        (1,676)
Minority interest                                     1,815          1,442
Equity in income of unconsolidated entities        (12,317)        (4,809)
Changes in assets and liabilities-
Tenant receivables and accrued revenue              (4,203)         10,654
Deferred costs and other assets                     (3,665)        (3,077)
Accounts payable, accrued expenses and other       (59,601)         11,390
liabilities
                                                -----------    -----------
  Net cash provided by operating activities          75,015        119,472
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                       (30,300)      (242,956)
Capital expenditures                              (100,478)       (61,199)
Change in restricted cash                                 0          3,022
Cash from acquisitions                                8,326            931
Net proceeds from sales of assets                         0          9,280
Investments in unconsolidated entities             (19,008)        (3,644)
Note payment from the SRC Operating                  10,000              0
Partnership
Distributions from unconsolidated entities           63,095         47,059
Investments in and advances to Management          (11,036)        (3,974)
Company and affiliates
                                                -----------    -----------
Net cash used in investing activities              (79,401)      (251,481)
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions, net                          170            494
Partnership distributions                         (134,914)       (94,101)
Minority interest distributions, net                (3,545)        (3,259)
Mortgage and other note proceeds, net of
transaction costs                                   913,529        296,995
Mortgage and other note principal payments        (808,982)       (75,822)
                                                -----------    -----------
Net cash provided by (used in) financing           (33,742)        124,307
activities
                                                -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS              (38,128)        (7,702)

CASH AND CASH EQUIVALENTS, beginning of period      124,466        109,699

                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $86,338       $101,997
                                                ===========    ===========

The accompanying notes are an integral part of these statements.
<Page 05>
                           SIMON PROPERTY GROUP, L.P.

           Notes to Unaudited Consolidated Condensed Financial Statements

    (Dollars in thousands, except per Unit amounts and where indicated as in billions)
1. Organization

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). The
SRC Operating Partnership is the primary subsidiary of SRC.

     The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 1999, the SPG Operating Partnership owned or held an interest in 241 income-producing properties, which consisted of 152 regional malls, 77 community shopping centers, four specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties") and one asset in Europe. The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, three community centers and one outlet center currently under construction and eleven parcels of land held for future development. In addition, the SPG Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" -See Note 8). The SPG Operating Partnership holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. SPG owned 72.3% and 71.6% of the SPG Operating Partnership at March 31, 1999 and December 31, 1998, respectively.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the SPG Operating Partnership's December 31, 1998 audited financial statements and notes thereto included in its Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the SPG Operating Partnership's assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the SPG Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling ownership interests and the investment in the Management Company are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.
<Page 06>
     Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three months ended March 31, 1999 and 1998 was 71.8% and 63.4%, respectively.

3. CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. ("CRC").

     Pursuant to the terms of the CPI Merger, a subsidiary of CPI merged with and into SDG with SDG continuing as the surviving company. SDG became a majority-owned subsidiary of CPI. The outstanding shares of common stock of SDG were exchanged for a like number of shares of CPI. Beneficial interests in CRC were acquired for $14,000 in order to pair the common stock of CPI with 1/100th of a share of common stock of CRC, the paired share affiliate.

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

     To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000) (see Note 9). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

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

     SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG ("Paired Shares"), and to obtain Units in the SRC Operating Partnership so that the limited partners of SDG,LP would hold the same proportionate interest in the SRC Operating Partnership that they hold in SDG. The cash contributed to CRC and the SRC Operating Partnership on behalf of the partners of SDG, LP was accounted for as a distribution to the partners.
<Page 07>
     Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger had occurred as of January 1, 1998, and was carried forward through March 31, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated at January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                Three Months
                                                Ended March
                                                 31, 1998

Revenue                                           $     401,505
Net income (1)                                    $      85,485
Net income available to Unitholders               $      67,023
Net income per Unit (1)                           $        0.30
Net income per Unit - assuming dilution           $        0.30
Weighted average number of Units outstanding        220,874,697
Weighted average number of Units outstanding -
assuming dilution                                   221,261,920

 (1) Includes a net gain on the sales of assets of $44,311, or $0.20 on a basic earnings per Unit basis.

Note 4 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 5 -  Per Unit Data

     Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended March 31, 1999 and 1998 was 227,879,830 and 173,084,147, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended March 31, 1999 and 1998 was 228,061,703 and 173,471,294, respectively. Both series of convertible preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 6 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1999 was $125,245 as compared to $80,690 for the same period in 1998. Accrued and unpaid distributions were $196 and $3,428 at March 31, 1999 and December 31, 1998, respectively, and represented distributions payable on the Series A Convertible Preferred Units. See Notes 7 and 10 for information about non-cash transactions during the three months ended March 31, 1999.

Note 7 - Other Acquisitions and Development

     On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for $6,300 cash from existing working capital. In addition, on March 1, 1999, the SPG Operating Partnership acquired the remaining 50% ownership interest in Century III Mall for $57,000. The purchase price of the Century III Mall interest included the assumption of $33,000 of mortgage indebtedness, with the remainder financed through the Credit Facility. Each of these Properties were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.
<Page 08>
     In January of 1999, The Shops at Sunset Place opened in South Miami, Florida. The SPG Operating Partnership owns a noncontrolling 37.5% interest in this 510,000 square-foot destination-oriented retail and entertainment project.

Note 8 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                              March 31,     December 31,
BALANCE SHEETS                                  1999            1998
Assets:                                       -----------    -----------
  Investment properties at cost, net           $4,164,696    $ 4,265,022
  Cash and cash equivalents                       151,609        171,553
  Tenant receivables                              139,323        140,579
  Other assets                                    111,587        126,112
                                              -----------    -----------
Total assets                                  $ 4,567,215    $ 4,703,266
                                              ===========    ===========
Liabilities and Partners' Equity:
  Mortgages and other indebtedness            $ 2,805,733    $ 2,861,589
  Accounts payable, accrued expenses and
   other liabilities                              176,278        223,631
                                              -----------    -----------
Total liabilities                               2,982,011      3,085,220
  Partners' equity                              1,585,204      1,618,046
                                              -----------    -----------
Total liabilities and partners' equity        $ 4,567,215    $ 4,703,266
                                              ===========    ===========
SPG Operating Partnership's Share of:
  Total assets                                $ 1,786,580    $ 1,905,459
                                              ===========    ===========
  Partners' equity                            $   541,231    $   565,496
  Add: Excess Investment (See below)              647,515        708,616
                                              -----------    -----------
  SPG Operating Partnership's Net
Investment in Joint Ventures                  $ 1,188,746    $ 1,274,112
                                              ===========    ===========

                                                  For the three months
                                                     ended March 31,
                                                  --------------------
STATEMENTS OF OPERATIONS                            1999        1998
                                                  ---------   ---------
Revenue:
  Minimum rent                                    $ 127,133    $ 90,681
  Overage rent                                        3,842       2,822
  Tenant reimbursements                              59,606      41,876
  Other income                                        7,438       5,686
                                                  ---------   ---------
     Total revenue                                  198,019     141,065

Operating Expenses:
  Operating expenses and other                       71,307      50,637
  Depreciation and amortization                      34,730      29,790

     Total operating expenses                       106,037      80,427
                                                  ---------   ---------
Operating Income                                     91,982      60,638
Interest Expense                                     47,288      38,677
                                                  ---------   ---------
Net Income                                           44,694      21,961
Third Party Investors' Share of Net Income           27,506      16,823
                                                  ---------   ---------
SPG Operating Partnership's Share of Net Income    $ 17,188    $  5,138
Amortization of Excess Investment (See below)       (6,057)     (1,985)
                                                  =========   =========
Income from Unconsolidated Entities                $ 11,131    $  3,153
                                                  =========   =========
<Page 09>
     As of March 31, 1999 and December 31, 1998, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $647,515 and $708,616, respectively. This Excess Investment is being amortized generally over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended March 31, 1999 and 1998 was $6,057 and $1,985, respectively.

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to one wholly-owned Property, 41 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The SPG Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $1,186 and $1,656 for the three-month periods ended March 31, 1999 and 1998, respectively.

Note 9 - Debt

     At March 31, 1999, the SPG Operating Partnership had consolidated debt of $8,262,734, of which $6,376,548 was fixed-rate debt and $1,886,186 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1999 was $1,156,594. As of March 31, 1999 and December 31, 1998, the SPG Operating Partnership had interest-rate protection agreements related to $937,999 of its consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense for the three months ended March 31, 1999 or 1998.

     In January of 1999, the SPG Operating Partnership retired the $21,910 mortgage on North East Mall using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss.

     On February 4, 1999, the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 primarily to retire the $450,000 initial tranche of the Merger Facility and to pay $142,000 on the outstanding balance of the Credit Facility.
<Page 10>
Note 10 - Partners' Equity

     The following table summarizes the changes in Partners' equity since December 31, 1998.

                                     Managing                         Unamortized     Total
                         Preferred    General    General    Limited    Restricted    Partners'
                           Units      Partner    Partners   Partners   Stock Award    Equity
                         ----------  ---------  ----------  ----------  -----------  ----------
Balance at
December 31, 1998        $1,057,245   $751,948  $1,788,712  $1,009,646   $(19,750)  $4,587,801

Managing General Partner
Contributions (36,500
Units)                                     852                                             852

Conversion of 150,000
Series A Preferred
Units into 5,699,304
Units (2)                 (191,681)    191,167                                           (514)

Units issued as dividend
(152,346 Units) (2)
                                         3,972                                           3,972

Stock incentive program
(525,786 Units, net of
forfeitures)                            13,562        (42)                (13,567)        (47)

Amortization of stock
incentive                                                                    2,713       2,713

Units converted to cash
(5,148 Units)                                                    (134)                   (134)

Other                            23      (208)                                           (185)

Adjustment to allocate
net equity of the SPG
Operating Partnership                 (84,906)      54,148      30,758                      --

Distributions              (17,705)   (24,152)    (57,413)    (32,412)               (131,682)
                         ----------  ---------  ----------  ----------  -----------  ----------
Subtotal                    847,882    852,235   1,785,405   1,007,858    (30,604)   4,462,776

Comprehensive Income:
Unrealized loss on
investment (1)                         (2,545)     (5,350)     (3,020)                (10,915)

Net income                   17,705     10,349      23,528      13,282                  64,864
                         ----------  ---------  ----------  ----------  -----------  ----------
Total Comprehensive
Income                       17,705      7,804      18,178      10,262          --      53,949
                         ----------  ---------  ----------  ----------  -----------  ----------
Balance at
March 31, 1999           $  865,587  $ 860,039  $1,803,583  $1,018,120  $ (30,604)  $4,516,725

(1) Amounts consist of the unrealized loss resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which the SPG Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets in other investments.
(2) On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units, with 59,249 Series A Convertible Preferred Units remaining outstanding. Additionally, on March 1, 1999 another 152,346 Units were issued to the holders of the converted Units in lieu of the cash dividends allocable to these preferred Units.
<Page 11>
          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership adopted
     `The Simon Property Group 1998 Stock Incentive Plan' (the "1998 Plan").
     The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. In March of 1999, 533,696 shares of restricted stock were awarded to executives related to 1998 performance. As of March 31, 1999, 1,813,011 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,713 and $1,347 relating to these programs were amortized in the three-month periods ended March 31, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at time such stock is earned, awarded and issued, is charged to Partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

Note 11 - Commitments and Contingencies

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

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of the SPG, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership is seeking to overturn the award and has appealed the verdict. The SPG Operating Partnership's appeal is pending. Although management is optimistic that they may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.
<Page 12>
     The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the SPG Operating Partnership's financial position or results of operations.

Note 12 - New Accounting Pronouncements

     On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 will be effective for the SPG Operating Partnership beginning with the 2000 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

     On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. The SPG Operating Partnership has assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

Note 13 - Pending Acquisition

     On February 25, 1999 the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. On April 15, 1999, the SPG Operating Partnership executed a letter of intent to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's ultimate ownership to be between 30% to 50%.

Note 14 - Subsequent Events

     On April 15, 1999, the SPG Operating Partnership sold the Three Dag Hammarskjold office building and land (the former headquarters of CPI) in New York, New York for $21,253. The SRC Operating Partnership, which owned the building, used the net proceeds of $11,753 related to the sale of the building primarily to repay the remaining $10,565 mortgage payable to the SPG Operating Partnership.
<Page 13>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the SPG Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; risks related to the "year 2000 issue"; and environmental/safety requirements.

     Overview

     For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in Note 3 to the financial statements. As a result, the 1999 consolidated results of operations include an additional 16 regional malls, two office buildings and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

     The following Property acquisitions, sales and opening (the "Property Transactions"), also impacted the SPG Operating Partnership's results of operations in the comparative periods. On January 26, 1998, the SPG Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. In March of 1998, the SPG Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. On May 5, 1998, the SPG Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for consideration valued at approximately $17.2 million. Effective June 1, 1998, the SPG Operating Partnership sold The Promenade for $33.5 million. Effective June 30, 1998, the SPG Operating Partnership sold Southtown Mall for $3.3 million. On December 7, 1998, the SPG Operating Partnership obtained a controlling 90% interest in The Arboretum, a community center in Austin, Texas. On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza. On February 26, 1999 the SPG Operating Partnership acquired the remaining 50% ownership interests in Century III Mall. (See Liquidity and Capital Resources for additional information on the Lakeline Mall, Lakeline Plaza and Century III purchases.)

     Results of Operations

For the Three Months Ended March 31, 1999 vs. the Three Months Ended March 31, 1998

     Total revenue increased $140.9 million or 46.9% for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($111.7 million) and the Property Transactions ($7.1 million). Excluding these items, total revenues increased $22.1 million or 7.4%, primarily due to an $11.1 million increase in minimum rent, a $7.0 million increase in tenant reimbursements and a $4.3 million increase in gains on the sales of real property. The minimum rent increase results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and the $7.0 million increase in tenant reimbursements is offset by an increase in recoverable expenses.

     Total operating expenses increased $79.9 million, or 48.0%, for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($67.1 million) and the Property Transactions ($4.2 million). Excluding these transactions, total operating expenses increased $8.6 million, or 5.2% primarily due to an $8.9 million increase in recoverable expenses, as described above, including a $2.7 million increase in snow removal expenses.

     Interest expense increased $46.7 million, or 50.8% for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($39.0 million), the Property Transactions ($2.5 million) and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998 ($2.2 million). Excluding these transactions, interest expense increased $3.0 million.
<Page 14>
     Income from unconsolidated entities increased from $4.8 million in 1998 to $12.3 million in 1999, primarily from a $9.1 million increase in income from unconsolidated partnerships and joint ventures. This increase is primarily due to an increase in income from the IBM Properties ($3.2 million) and the CPI Merger ($7.3 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($4.1 million).

     Net income was $64.9 million for the three months ended March 31, 1999, as compared to $45.1 million for the same period in 1998, reflecting an increase of $19.8 million, primarily for the reasons discussed above, and was allocated to the partners of the SPG Operating Partnership based upon their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

     Liquidity and Capital Resources

     As of March 31, 1999, the SPG Operating Partnership's balance of cash and cash equivalents was approximately $86.3 million. In addition to its cash balance, the SPG Operating Partnership had a borrowing capacity on the Credit Facility of $907.8 million available after outstanding borrowings and letters of credit at March 31, 1999. The SPG Operating Partnership also has access to public equity and debt markets. The SPG Operating Partnership has a debt shelf registration statement under which $250 million in debt securities may be issued.

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

     On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units, with 59,249 Series A Convertible Preferred Units remaining outstanding. Additionally, on March 1, 1999, another 152,346 Units were issued in lieu of the cash dividends allocable to these preferred Units.

     Sensitivity Analysis

     The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 1999, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $11.4 million per year, and would decrease the fair value of debt by approximately $900 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $11.4 million per year, and would increase the fair value of debt by approximately $1.2 billion.

     Financing and Debt

     At March 31, 1999, the SPG Operating Partnership had consolidated debt of $8,263 million, of which $6,377 million is fixed-rate debt bearing interest at a weighted average rate of 7.31% and $1,886 million is variable-rate debt bearing interest at a weighted average rate of 5.85%. As of March 31, 1999, the SPG Operating Partnership had interest rate protection agreements related to $938 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the three months ended March 31, 1999 or 1998.
<Page 15>
     Scheduled principal payments of the SPG Operating Partnership' share of consolidated indebtedness over the next five years is $3,904 million, with $4,216 million thereafter. The SPG Operating Partnership, together with the SRC Operating Partnership, had a combined ratio of consolidated debt-to-market capitalization of 53.0% and 51.7% at March 31, 1999 and December 31, 1998, respectively.

     In January of 1999 the SPG Operating Partnership retired the $22 million mortgage on North East Mall using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss.

     On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. These notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million primarily to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility.

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

     On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for $6.3 million cash from existing working capital. In addition, on March 1, 1999, the SPG Operating Partnership acquired the remaining 50% ownership interest in Century III Mall for $57 million. The purchase price of the Century III Mall interest included the assumption of $33 million of mortgage indebtedness, with the remainder financed through the Credit Facility. Each of these Properties were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

     On April 15, 1999, the SPG Operating Partnership sold the Three Dag Hammarskjold office building and land (the former headquarters of CPI) in New York, New York for $21.3 million. The SRC Operating Partnership, which owned the building, used the net proceeds of $11.8 million related to the sale of the building primarily to repay the remaining $10.6 million mortgage payable to the SPG Operating Partnership.

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

     Development, Expansions and Renovations. The SPG Operating Partnership is involved in several development, expansion and renovation efforts.
<Page 16>
     In January of 1999, The Shops at Sunset Place, a 510,000 square-foot destination-oriented retail and entertainment project, opened in South Miami, Florida. The SPG Operating Partnership owns 37.5% of this approximately $150 million specialty center.

     Construction also continues on the following projects, which have an aggregate construction cost of approximately $711 million, the SPG Operating Partnership's share of which is approximately $393 million:
* Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.
* The Mall of Georgia, an approximately 1.6 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 441,000 square-foot community shopping center project, which is also scheduled to open in August of 1999. The SPG Operating Partnership is funding 85% of the capital requirements of the project. The SPG Operating Partnership has a noncontrolling 50% ownership interest in each of these development projects after the return of its equity and a 9% return thereon.
* In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Mall and Waterford Lakes Town Center at a combined 1,243,000 square feet of GLA.
* Orlando Premium Outlets marks the SPG Operating Partnership's first project to be constructed in partnership with Chelsea GCA Realty. This 433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.

     A key objective of the SPG Operating Partnership is to increase the profitability and market share of its Properties through strategic renovations and expansions. The SPG Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $400 million, which includes approximately $56 million incurred in the first three months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The SPG Operating Partnership currently has seven major expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1999 completion dates. Included in combined investment properties at March 31, 1999 is approximately $240 million of construction in progress, with another $240 million in the unconsolidated joint venture investment properties.

     Distributions. The SPG Operating Partnership declared a distribution of $0.505 per Unit in the first quarter of 1999. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.
<Page 17>
     Investing and Financing Activities

     Cash used in investing activities for the three months ended March 31, 1999 of $79.4 million is primarily the result of acquisitions of $30.3 million, $100.5 million of capital expenditures, $19.0 million of investments in unconsolidated joint ventures, including $10.5 million in Orlando Premium Outlots, and $11.0 million of investments in and advances to the Management Company, partially offset by net distributions from unconsolidated entities of $63.1 million, including $26.5 million from Westchester Mall and $14.0 million from Concord Mills, a note payment of $10.0 million from the SRC Operating Partnership and cash of $8.3 million from the consolidation of Century
III Mall, Lakeline Mall and Lakeline Plaza. The $11.0 million investment in the Management Company is primarily to fund an additional investment in Group BEG. Acquisitions includes $24.0 million for the remaining interest in Century III Mall and $6.3 million for the remaining interest Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $3.9 million, renovation and expansion costs of approximately $76.3 million and tenant costs and other operational capital expenditures of approximately $20.3 million.

     Cash used in financing activities for the three months ended March 31, 1999 was $33.7 million and includes net distributions of $138.2 million, partially offset by net borrowings of $104.5 million.

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

     Total EBITDA for the Properties increased from $282.4 million for the three months ended March 31, 1998 to $410.0 million for the same period in 1999, representing a 45.2% increase. This increase is primarily attributable to the CPI Merger ($92.1 million), the IBM Properties ($14.4 million) and the other Properties opened or acquired during 1998 and 1999 ($4.5 million), partially offset by a decrease from Properties sold in the comparative periods ($1.3 million). Excluding these items, EBITDA increased $17.9 million, or 6.3%, resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin increased from 64.0% to 64.1%.

     FFO-Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of the SPG Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the SPG Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance. The SPG Operating Partnership's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.
<Page 18>
     The following summarizes FFO of the SPG Operating Partnership and reconciles net income to FFO for the periods presented:

                                                   For the Three Months
                                                     Ended March 31,
                                                   --------------------
                                                     1999        1998
(In thousands)                                     ---------   ---------
FFO of the SPG Operating Partnership               $ 156,023   $ 108,907
                                                   =========   =========
Reconciliation:
Income Before Extraordinary Items                  $  66,638   $  45,124
Plus:
Depreciation and amortization from combined
consolidated Properties                               88,355      58,079
The SPG Operating Partnership's share of
depreciation and amortization and extraordinary
items from unconsolidated affiliates                  20,530      14,804
Less:
Minority interest portion of depreciation,
amortization and extraordinary items                 (1,795)     (1,766)
Preferred dividends                                 (17,705)     (7,334)
                                                   ---------   ---------
FFO of the SPG Operating Partnership               $ 156,023   $ 108,907
                                                   =========   =========

     Portfolio Data

     The following operating statistics give effect to the CPI Merger for 1999 only. Statistics include all Properties except for the redevelopment area at Irving Mall, Charles Towne Square, Richmond Town Square and The Shops at Mission Viejo, which are all undergoing extensive redevelopment.

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1999 compared to the same period in 1998, total reported retail sales at mall and freestanding GLA owned by the SPG Operating Partnership ("Owned GLA") in the regional malls increased $823 million or 40% from $2,051 million to $2,874 million, primarily as a result of the CPI Merger ($660 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 86.1% at March 31, 1998, to 88.6% at March 31, 1999. Owned GLA has increased 7.4 million square feet from March 31, 1998, to March 31, 1999, primarily as a result of the CPI Merger (7.0 million).

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 12.9%, from $22.95 at March 31, 1998 to $25.92 at March 31, 1999.

     Inflation

     Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the SPG Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the SPG Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the SPG Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.
     However, inflation may have a negative impact on some of the SPG Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.
<Page 19>
     Year 2000 Costs
     The SPG Operating Partnership has undertaken a project to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. This Year 2000 project consists of two primary components. The first component focuses on the SPG Operating Partnership's key information technology systems (the "IT Component") and the second component focuses on the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Key tenants include the 20 largest base rent contributors and anchor tenants with over 25,000 square feet of GLA. Key third party service providers are those providers whose Year 2000 problems, if not addressed, would be likely to have a material adverse effect on the SPG Operating Partnership's operations.

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

     Status of Project Through April 30, 1999

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

          Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 90% complete, the assessment of compliance status of key third party service providers is approximately 85% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 90% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 89% complete. The SPG Operating
     Partnership expects to complete Phase (3) by May 31, 1999. The development of contingency or replacement plans (Phase (4)) is scheduled to be completed by June 30, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans
     (Phase (5)) has commenced and will continue throughout 1999 to the extent Year 2000 issues are identified. Any required testing (Phase
     (6)) is to be completed throughout the remainder of 1999.
<Page 20>
     Costs. The SPG Operating Partnership estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount is being incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through March 31, 1999 are estimated at approximately $600 thousand, including approximately $100 thousand in the three-month period ended March 31, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by the SPG Operating Partnership following the DRC Merger for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

     Risks. The most reasonably likely worst case scenario for the SPG Operating Partnership with respect to the Year 2000 problems would be disruptions in operations at the Properties. This could lead to reduced sales at the Properties and claims by tenants which would in turn adversely affect the SPG Operating Partnership's results of operations.

     The SPG Operating Partnership has not yet completed all phases of its Year 2000 project and the SPG Operating Partnership is dependent upon key tenants and key third party suppliers to make their information systems Year 2000 compliant. In addition, disruptions in the economy generally resulting from Year 2000 problems could have an adverse effect on the SPG Operating Partnership's operations.
     Pending Acquisition

     As described in Note 13 to the financial statements, on February 25, 1999 the SPG Operating Partnership entered into a definitive agreement with NED to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.725 billion. On April 15, 1999, the SPG Operating Partnership executed a letter of intent to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's ultimate ownership to be between 30% to 50%.

     Seasonality

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.
Part II - Other Information
<Page 21>
     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               Two Form 8-K were filed during the current period.

                    On February 8, 1999 under Item 7 - Financial Statements and
               Exhibits, the SPG Operating Partnership filed audited financial statements of Corporate Property Investors, Inc. as of and for the years ended December 31, 1997 and 1996.

                    On February 8, 1999 under Item 5 - Other Events, the SPG
               Operating Partnership announced the offering and sale of $600 million of unsecured notes.
<Page 22>
                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SIMON PROPERTY GROUP, L.P.
                          By: Simon Property Group, Inc.
                          General Partner

                          /s/ John Dahl
                          ----------------
                         John Dahl,
                         Senior Vice President and Chief Accounting Officer
                          (Principal Accounting Officer)


<Page 23>                 Date: May 12, 1999