Form 10-Q
period 1999-06-30
SIMON PROPERTY GROUP L P /DE/
filed 1999-08-13
CIK 1022344

                                UNITED STATES
                            SECURITIES AND EXCHANGE
                       COMMISSION Washington, D.C. 20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


                          SIMON PROPERTY GROUP, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                Delaware
                ----------------------------------------
                (State of incorporation or organization)

                                   33-11491
                                   --------
                             (Commission File No.)

                                  34-1755769
                                  ----------
                     (I.R.S. Employer Identification No.)

                             National City Center
                   115 West Washington Street, Suite 15 East
                          Indianapolis, Indiana 46204
                          ---------------------------
                   (Address of principal executive offices)

                                (317) 636-1600
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                          SIMON PROPERTY GROUP, L.P.

                                   FORM 10-Q

                                     INDEX


Part I - Financial Information                                         Page

         Item 1: Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 June 30, 1999 and December 31, 1998                     3

                 Consolidated Condensed Statements of Operations
                 for the three-month and six-month periods
                 ended June 30, 1999 and 1998                            4

                 Consolidated Condensed Statements of Cash Flows
                 for the six-month periods ended June 30, 1999
                 and 1998                                                5

         Notes to Unaudited Consolidated Condensed Financial
         Statements                                                      6

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    15

         Item 3: Qualitative and Quantitative Disclosure About
                 Market Risk                                            22

Part II - Other Information

         Items 1 through 6                                              23

Signature                                                               24

                          SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Unaudited and dollars in thousands)



                                                                                   June 30,     December 31,
                                                                                     1999           1998
                                                                                 -----------   -------------

ASSETS:
      Investment properties, at cost                                              $12,237,005     $11,662,860
      Less -- accumulated depreciation                                                905,040         709,114
                                                                                  -----------     -----------
                                                                                   11,331,965      10,953,746
      Goodwill, net                                                                    41,356          58,134
      Cash and cash equivalents                                                       139,591         124,466
      Tenant receivables and accrued revenue, net                                     234,173         217,341
      Notes and advances receivable from Management Company and affiliate             128,441         115,378
      Note receivable from SRC Operating Partnership                                       --          20,565
      Investment in partnerships and joint ventures, at equity                      1,073,057       1,303,251
      Investment in Management Company and affiliates                                  14,452          10,037
      Other investment                                                                 52,289          50,176
      Deferred costs and other assets                                                 236,017         227,684
      Minority interest                                                                34,365          32,138
                                                                                  -----------     -----------
              Total assets                                                        $13,285,706     $13,112,916
                                                                                  ===========     ===========

LIABILITIES:
      Mortgages and other indebtedness                                            $ 8,273,822     $ 7,972,381
      Notes payable to SRC Operating Partnership (Interest at 8%, due 2008)             6,008          17,907
      Accounts payable and accrued expenses                                           420,437         410,445
      Cash distributions and losses in partnerships and joint ventures, at equity      30,901          29,139
      Other liabilities                                                                85,713          95,243
                                                                                  -----------     -----------
              Total liabilities                                                     8,816,881       8,525,115
                                                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:

      Preferred units, 15,897,602 and 16,053,580 units outstanding, respectively      858,059       1,057,245

      General Partners, 168,168,385 and 161,487,017 units outstanding,
       respectively                                                                 2,633,447       2,540,660

      Limited Partners, 64,176,334 and 64,182,157 units outstanding,
       respectively                                                                 1,004,975       1,009,646

      Unamortized restricted stock award                                              (27,656)        (19,750)
                                                                                  -----------     -----------
              Total partners' equity                                                4,468,825       4,587,801
                                                                                  -----------     -----------
              Total liabilities and partners' equity                              $13,285,706     $13,112,916
                                                                                  ===========     ===========

The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per unit amounts)


                                                        For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                        -----------------------------------    ----------------------------------
                                                             1999                1998              1999                1998
                                                        ---------------     --------------     -------------      ---------------
REVENUE:
    Minimum rent                                         $   273,384         $    186,474       $ 543,991          $  370,934
    Overage rent                                              14,556               10,701          27,923              20,483
    Tenant reimbursements                                    138,469               91,811         274,481             181,971
    Other income                                              27,010               21,389          48,218              37,244
                                                         -----------         ------------       ---------          ----------
        Total revenue                                        453,419              310,375         894,613             610,632
                                                         -----------         ------------       ---------          ----------
EXPENSES:
    Property operating                                        71,295               50,479         139,145             100,258
    Depreciation and amortization                             88,836               58,313         177,414             116,618
    Real estate taxes                                         43,573               28,764          89,841              58,959
    Repairs and maintenance                                   16,850               11,655          36,652              23,550
    Advertising and promotion                                 14,717                8,621          29,233              16,722
    Provision for credit losses                                2,914                  733           4,708               3,455
    Other                                                      6,743                6,584          14,423              12,177
                                                         -----------         ------------       ---------          ----------
        Total operating expenses                             244,928              165,149         491,416             331,739
                                                         -----------         ------------       ---------          ----------
OPERATING INCOME                                             208,491              145,226         403,197             278,893

INTEREST EXPENSE                                             145,488               92,510         284,058             184,420
                                                         -----------         ------------       ---------          ----------
INCOME BEFORE MINORITY INTEREST                               63,003               52,716         119,139              94,473

MINORITY INTEREST                                             (3,688)              (2,154)         (5,503)             (3,596)
LOSSES ON SALES OF ASSETS                                     (4,188)              (7,219)         (4,188)             (7,219)
                                                         -----------         ------------       ---------          ----------
INCOME BEFORE UNCONSOLIDATED ENTITIES                         55,127               43,343         109,448              83,658

INCOME FROM UNCONSOLIDATED ENTITIES                           12,608                  171          24,925               4,980
                                                         -----------         ------------       ---------          ----------
INCOME BEFORE EXTRAORDINARY ITEMS                             67,735               43,514         134,373              88,638

EXTRAORDINARY ITEMS                                              (43)               7,024          (1,817)              7,024
                                                         -----------         ------------       ---------          ----------
NET INCOME                                                    67,692               50,538         132,556              95,662

PREFERRED UNIT REQUIREMENT                                   (16,123)              (7,334)        (33,828)            (14,668)
                                                         -----------         ------------       ---------          ----------
NET INCOME AVAILABLE TO UNITHOLDERS                      $    51,569         $     43,204       $  98,728          $   80,994
                                                         ===========         ============       =========          ==========
NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
        Managing General Partner (SPG)                   $    12,051         $         --       $  22,400          $       --
        General Partners (SPG Properties, Inc.
         and SD Property Group, Inc.)                         25,260               27,467          48,788              51,415
        Limited Partners                                      14,258               15,737          27,540              29,579
                                                         -----------         ------------       ---------          ----------
        Net income                                       $    51,569         $     43,204       $  98,728          $   80,994
                                                         ===========         ============       =========          ==========
BASIC EARNINGS PER UNIT:
        Income before extraordinary items                $      0.22         $       0.21       $    0.44          $     0.42
        Extraordinary items                                    (0.00)                0.04           (0.01)               0.04
                                                         -----------         ------------       ---------          ----------
        Net income                                       $      0.22         $       0.25       $    0.43          $     0.46
                                                         ===========         ============       =========          ==========
DILUTED EARNINGS PER UNIT:
        Income before extraordinary items                $      0.22         $       0.20       $    0.44          $     0.42
        Extraordinary items                                    (0.00)                0.04           (0.01)               0.04
                                                         -----------         ------------       ---------          ----------
        Net income                                       $      0.22         $       0.24       $    0.43          $     0.46
                                                         ===========         ============       =========          ==========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)



                                                                             For the Six Months Ended June 30,
                                                                          ---------------------------------------
                                                                                1999                   1998
                                                                          ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $     132,556          $       95,662
     Adjustments to reconcile net income to net cash provided
       by operating activities--
         Depreciation and amortization                                           182,901                 120,915
         Extraordinary items                                                       1,817                  (7,024)
         Losses on sales of assets                                                 4,188                   7,219
         Straight-line rent                                                       (8,875)                 (4,091)
         Minority interest                                                         5,503                   3,596
         Equity in income of unconsolidated entities                             (24,925)                 (4,980)
     Changes in assets and liabilities--
         Tenant receivables and accrued revenue                                   (1,544)                  4,507
         Deferred costs and other assets                                          (6,427)                 (1,866)
         Accounts payable, accrued expenses and other liabilities                 (4,961)                   (817)
                                                                          ---------------        ----------------
           Net cash provided by operating activities                             280,233                 213,121
                                                                          ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                                (99,254)               (243,355)
     Capital expenditures                                                       (198,643)               (126,776)
     Change in restricted cash                                                        --                   2,591
     Cash from acquisitions and consolidation of joint ventures, net              10,812                   4,387
     Net proceeds from sales of assets                                            42,000                  46,087
     Investments in unconsolidated entities                                      (32,338)                 (6,554)
     Note payment from the SRC Operating Partnership                              20,565                      --
     Distributions from unconsolidated entities                                  163,463                 113,426
     Investments in and advances to Management Company and affiliates            (13,063)                (17,045)
                                                                          ---------------        ----------------
         Net cash used in investing activities                                  (106,458)               (227,239)
                                                                          ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partnership contributions, net                                                1,253                  92,350
     Partnership distributions                                                  (266,883)               (190,425)
     Minority interest distributions, net                                         (8,142)                 (6,326)
     Note payable to the SRC Operating Partnership                               (11,899)                     --
     Mortgage and other note proceeds, net of transaction costs                1,091,808               1,485,545
     Mortgage and other note principal payments                                 (964,787)             (1,373,360)
                                                                          ---------------        ----------------
        Net cash provided by (used in) financing activities                     (158,650)                  7,784
                                                                          ---------------        ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  15,125                  (6,334)

CASH AND CASH EQUIVALENTS, beginning of period                                   124,466                 109,699
                                                                          ---------------        ----------------
CASH AND CASH EQUIVALENTS, end of period                                   $     139,591         $       103,365
                                                                          ===============       =================


       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.

        Notes to Unaudited Consolidated Condensed Financial Statements

   (Dollars in thousands, except per Unit amounts and where indicated as in billions)

1. Organization

          Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, formerly known as Simon DeBartolo Group, L.P. ("SDG, LP"), is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC"), also a Delaware corporation. Units of ownership interest ("Units") in the SPG Operating Partnership are paired with a beneficial interest in 1/100th of a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). The SRC Operating Partnership is the primary subsidiary of SRC.


          The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 1999, the SPG Operating Partnership owned or held an interest in 240 income-producing properties in the United States, which consisted of 152 regional malls, 76 community shopping centers, four specialty retail centers, five office and mixed-use properties and three value-oriented super-regional malls in 35 states (the "Properties"), and one asset in Europe. The SPG Operating Partnership also owned interests in one regional mall, one value-oriented super-regional mall, three community centers and one outlet center currently under construction and twelve parcels of land held for future development. In addition, the SPG Operating Partnership holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company" See Note 8). The SPG Operating Partnership holds substantially all of the economic interest in, and the Management Company holds substantially all of the voting stock of, DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural, design, construction and other services to substantially all of the Properties, as well as certain other regional malls and community shopping centers owned by third parties. SPG owned 72.4% and 71.6% of the SPG Operating Partnership at June 30, 1999 and December 31, 1998, respectively.

Note 2 - Basis of Presentation

          The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the SPG Operating Partnership's December 31, 1998 audited financial statements and notes thereto included in its Annual Report on Form 10-K.

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

          Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three months ended June 30, 1999 and 1998 was 72.4% and 63.6%, respectively. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the six months ended June 30, 1999 and 1998 was 72.1% and 63.5%, respectively.

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

          To finance the cash portion of the CPI Merger consideration, $1.4 billion was borrowed under a new senior unsecured medium term bridge loan, which bears interest at a base rate of LIBOR plus 65 basis points and matures in three mandatory amortization payments (on June 22, 1999, March 24, 2000 and September 24, 2000) (see Note 9). An additional $237,000 was also borrowed under the SPG Operating Partnership's existing $1.25 billion credit facility (the "Credit Facility"). In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." and CPI's paired share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and SDG, LP were renamed "SPG Properties, Inc.", and "Simon Property Group, L.P.", respectively.

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

          SPG accounted for the merger between SDG and the CPI merger subsidiary as a reverse purchase in accordance with Accounting Principles Board Opinion No.
16. Although paired shares of the former CPI and CRC were issued to SDG common stock holders and SDG became a substantially wholly owned subsidiary of CPI following the CPI Merger, CPI is considered the business acquired for accounting purposes. SDG is considered the acquiring company because the SDG common stockholders became majority holders of the common stock of SPG. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed which resulted in goodwill of $42,518, as adjusted. Goodwill is being amortized over the estimated life of the properties acquired, which is 35 years. Accumulated amortization of goodwill as of June 30, 1999 and December 31, 1998 was $1,162 and $414, respectively. Purchase accounting will be finalized when the SPG Operating Partnership completes and implements its combined operating plan, which is expected to occur by the third quarter of 1999.

          SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG ("Paired Shares"), and to obtain Units in the SRC Operating Partnership so that the limited partners of SDG, LP would hold the same proportionate interest in the SRC Operating Partnership that they hold in SDG, LP. The cash contributed to CRC and the SRC Operating Partnership on behalf of the partners of SDG, LP was accounted for as a distribution to the partners.

  Pro Forma

  The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger had occurred as of January 1, 1998, and was carried forward through June 30, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated at January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                                               Six Months Ended
                                                                                 June 30, 1998
                                                                           -----------------------
Revenue                                                                               $    811,197
                                                                           =======================
Net income (1)                                                                             121,730
                                                                           =======================
Net income available to Unitholders                                                         84,462
                                                                           =======================
Net income per Unit (1)                                                               $       0.38
                                                                           =======================
Net income per Unit - assuming dilution                                               $       0.38
                                                                           =======================
Weighted average number of Units outstanding                                           223,889,393
                                                                           =======================
Weighted average number of Units outstanding  assuming dilution                        224,280,389
                                                                           =======================

  (1) Includes a net gain on the sales of assets of $38,075, or $0.17 on a basic earnings per Unit basis.

Note 4 - Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 5 - Per Unit Data

         Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended June 30, 1999 and 1998 was 232,231,002 and 176,098,843, respectively. The weighted average number of Units used in the computation for the six-month periods ended June 30, 1999 and 1998 was 230,067,437 and 174,599,824, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended June 30, 1999 and 1998 was 232,498,343 and 176,489,839, respectively. The diluted weighted average number of Units used in the computation for the six-month periods ended June 30, 1999 and 1998 was 230,285,798 and 174,989,025, respectively. Both series of convertible preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 6 - Cash Flow Information

         Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 1999 was $270,768 as compared to $186,614 for the same period in 1998. Accrued and unpaid distributions were $873 and $3,428 at June 30, 1999 and December 31, 1998, respectively, and represented distributions payable on the Series A Convertible Preferred Units. See Notes 7 and 10 for information about non-cash transactions during the six months ended June 30, 1999.

Note 7   Other Acquisitions and Development

         During the first six months of 1999 the SPG Operating Partnership acquired the remaining ownership interests in four Properties for a total of approximately $147,500, including the assumption of approximately $48,500 of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

         On April 15, 1999, the SPG Operating Partnership sold the land at
Three Dag Hammarskjold in New York, New York for $9,500, which was accounted for as an adjustment to the purchase price. Also in the second quarter of 1999, one community shopping center was sold for $4,200, resulting in a loss of $4,188. In addition, on June 18, 1999, the SPG Operating Partnership sold a parcel of land, which was accounted for as an adjustment to the purchase price. The net proceeds of approximately $28,300 were used to reduce the outstanding borrowings on the Credit Facility.

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

Note 8 - Investment in Unconsolidated Entities

          Partnerships and Joint Ventures

          Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                                              June 30,              December 31,
BALANCE SHEETS                                                                  1999                    1998
                                                                         -----------------       -----------------
Assets:
  Investment properties at cost, net                                            $4,170,365              $4,265,022
  Cash and cash equivalents                                                        149,924                 171,553
  Tenant receivables                                                               135,109                 140,579
  Note receivable from affiliate (Interest at 9.0%, due 2005)                       20,227                  25,174
  Other assets                                                                     118,503                 100,938
                                                                         -----------------       -----------------
          Total assets                                                          $4,594,128              $4,703,266
                                                                         =================       =================

Liabilities and Partners' Equity:
  Mortgages and other indebtedness                                              $3,000,058              $2,861,589
  Accounts payable, accrued expenses and other liabilities                         199,953                 223,631
                                                                         -----------------       -----------------
          Total liabilities                                                      3,200,011               3,085,220
  Partners' equity                                                               1,394,117               1,618,046
                                                                         -----------------       -----------------
          Total liabilities and partners' equity                                $4,594,128              $4,703,266
                                                                         =================       =================

SPG Operating Partnership's Share of:
  Total assets                                                                  $1,747,355              $1,905,459
                                                                         =================       =================
  Partners' equity                                                              $  450,957              $  565,496
  Add: Excess Investment (See below)                                               591,199                 708,616
                                                                         -----------------       -----------------
  SPG Operating Partnership's Net Investment in Joint Ventures                  $1,042,156              $1,274,112
                                                                         =================       =================

                                                    For the Three Months Ended             For the Six Months Ended
                                                  -------------------------------      -------------------------------
                                                             June 30,                             June 30,
                                                  -------------------------------      -------------------------------
STATEMENTS OF OPERATIONS                               1999             1998               1999              1998
                                                  -------------     -------------      -------------     -------------
Revenue:
  Minimum rent                                         $125,359          $106,881           $252,492          $197,562
  Overage rent                                            4,679             4,988              8,521             7,810
  Tenant reimbursements                                  60,080            44,782            119,686            86,658
  Other income                                            7,714             5,534             15,152            11,220
                                                  -------------     -------------      -------------     -------------
     Total revenue                                      197,832           162,185            395,851           303,250

Operating Expenses:
  Operating expenses and other                           71,330            56,866            142,637           107,503
  Depreciation and amortization                          36,335            31,835             71,065            61,625
                                                  -------------     -------------      -------------     -------------
     Total operating expenses                           107,665            88,701            213,702           169,128
                                                  -------------     -------------      -------------     -------------
Operating Income                                         90,167            73,484            182,149           134,122
Interest Expense                                         49,928            46,501             97,216            85,178
Extraordinary Losses                                         --                42                 --                42
                                                  -------------     -------------      -------------     -------------
Net Income                                               40,239            26,941             84,933            48,902
Third Party Investors' Share of Net Income               24,933            17,207             52,439            34,030
                                                  -------------     -------------      -------------     -------------
SPG Operating Partnership's Share of Net Income        $ 15,306          $  9,734           $ 32,494          $ 14,872
Amortization of Excess Investment (See below)            (5,606)           (3,417)           (11,663)           (5,402)
                                                  =============     =============      =============     =============
Income from Unconsolidated Entities                    $  9,700          $  6,317           $ 20,831          $  9,470
                                                  =============     =============      =============     =============

          As of June 30, 1999 and December 31, 1998, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $591,199 and $708,616, respectively. This Excess Investment is being amortized generally over the life of the related Properties.

Amortization included in income from unconsolidated entities for the three-month periods ended June 30, 1999 and 1998 was $5,606 and $3,417, respectively. Amortization included in income from unconsolidated entities for the six-month periods ended June 30, 1999 and 1998 was $11,663 and $5,402, respectively.

          The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

          The Management Company

          The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to five wholly-owned Properties, 25 non wholly-owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The SPG Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $2,908 and ($6,146) for the three-month periods ended June 30, 1999 and 1998, and was $4,094 and ($4,490) for the six-month periods ended June 30, 1999 and 1998, respectively.

Note 9 - Debt

          At June 30, 1999, the SPG Operating Partnership had consolidated debt of $8,273,822, of which $6,369,823 was fixed-rate debt and $1,903,999 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 1999 was $1,250,367. As of June 30, 1999, the SPG Operating Partnership had interest-rate protection agreements related to $687,999 of its consolidated indebtedness. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense during the comparative periods.

          In January of 1999, the SPG Operating Partnership retired the $21,910 mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September, 2000, using cash from working capital. The paydown included a $1,774 prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17,709 mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

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

                                                              General Partners
                                                        -------------------------------
                                                         Managing                                         Unamortized       Total
                                        Preferred        General          Non-managing       Limited      Restricted      Partners'
                                          Units          Partner       General Partners      Partners     Stock Award      Equity
                                     --------------     -----------    ----------------    ------------   -----------     ---------
Balance at December 31, 1998           $1,057,245       $751,948          $1,788,712        $1,009,646       (19,750)    $4,587,801

Managing General Partner
 Contributions (77,988 Units)                              1,899                                                              1,899

Conversion of 155,978 Series A
 Preferred Units into 5,926,440
 Units (2)                               (199,320)       198,787                                                               (533)

Units issued as dividend
 (153,890 Units) (2)                                       4,016                                                              4,016

Stock incentive program (523,050
 Units, net of forfeitures)                               13,562                (336)                        (13,273)           (47)

Amortization of stock incentive                                                                                5,367          5,367

Units converted to cash (5,823
 Units)                                                                                           (154)                        (154)

Other                                         134                                                                               134

Adjustment to allocate net
 equity of the SPG Operating
 Partnership                                             (89,080)             56,898            32,182                           --

Distributions                             (33,828)       (50,854)           (114,824)          (64,821)                    (264,327)
                                     ------------       --------       -------------       -----------    ----------     ----------
Subtotal                                  824,231        830,278           1,730,450           976,853       (27,656)     4,334,156

Comprehensive Income:
--------------------

Unrealized gain on investment (1)                            496               1,035               582                        2,113

Net income                                 33,828         22,400              48,788            27,540                      132,556
                                     ------------       --------       -------------       -----------    ----------     ----------
Total Comprehensive Income                 33,828         22,896              49,823            28,122            --        134,669
                                     ------------       --------       -------------       -----------    ----------     ----------
Balance at June 30, 1999               $  858,059       $853,174          $1,780,273        $1,004,975      $(27,656)    $4,468,825
                                     ============       ========       =============       ===========    ==========     ==========

(1) Amounts consist of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT, which the SPG Operating Partnership purchased on June 16, 1997. The investment in Chelsea is being reflected in the accompanying consolidated condensed balance sheets as other investment.

(2) On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units. On March 1, 1999, another 152,346 Units were issued to the holders of the converted Units in lieu of the cash dividends allocable to these preferred Units. Additionally, on May 10, 1999 another 5,978 Units of Series A Convertible Preferred Units were converted into 227,136 Units, with another 1,544 Units issued in lieu of the cash dividends allocable to those preferred Units. At June 30, 1999, 53,271 Series A Convertible Preferred Units remained outstanding.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. In March of 1999, 533,696 Paired Shares of restricted stock were awarded to executives related to 1998 performance. As of June 30, 1999, 1,810,275 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,654 and $3,100 relating to these programs were amortized in the three-month periods ended June 30, 1999 and 1998, respectively and approximately $5,367 and $4,447 relating to these programs were amortized in the six-month periods ended June 30, 1999 and 1998, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to Partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

Note 11 - Commitments and Contingencies

          Litigation

          Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. On September 3, 1998, a complaint was filed in the Court of Common Pleas in Cuyahoga County, Ohio, captioned Richard E. Jacobs, et al. v. Simon DeBartolo Group, L.P. The plaintiffs are all principals or affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). The plaintiffs alleged in their complaint that the SPG Operating Partnership engaged in malicious prosecution, abuse of process, defamation, libel, injurious falsehood/unlawful disparagement, deceptive trade practices under Ohio law, tortious interference and unfair competition in connection with the SPG Operating Partnership's acquisition by tender offer of shares in RPT, a Massachusetts business trust, and certain litigation instituted in September, 1997, by the SPG Operating Partnership against Jacobs in federal district court in New York, wherein the SPG Operating Partnership alleged that Jacobs and other parties had engaged, or were engaging in activity which violated Section 10(b) of the Securities Exchange Act of 1934, as well as certain rules promulgated thereunder. Plaintiffs in the Ohio action are seeking compensatory damages in excess of $200,000, punitive damages and reimbursement for fees and expenses. The SPG Operating Partnership moved to dismiss certain of plaintiffs' claims. On March 31, 1999, the Ohio trial court dismissed the claims for malicious prosecution and abuse of process as to all plaintiffs other than Jacobs Group, Inc. On May 7, 1999, the trial court dismissed the claim of Jacobs Group, Inc. for abuse of process. On May 21, 1999, SPG Operating Partnership filed its answer to the complaint and asserted counterclaims against Jacobs Group, Inc. for tortious interference with prospective business relations and contracts, unfair competition, breach of fiduciary duty and breach of contract seeking damages in excess of $425,000. On July 28, 1999, United States Court of Appeals, Second Circuit, reversed the trial court's previously-imposed sanction against the SPG Operating Partnership. It is difficult to predict the ultimate outcome of this action and there can be no assurance that the SPG Operating Partnership will receive a favorable verdict. Based upon the information known at this time, in the opinion of management, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

          Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of the SPG Operating Partnership, and DPMI, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The complaint was served on the defendants on October 28, 1996. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs have appealed this judgment and the matter is pending. While it is difficult to predict the ultimate outcome of this action, based on the information known to date, it is not expected that this action will have a material adverse effect on the SPG Operating Partnership.

          Roel Vento at al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,384 plus interest. The SPG Operating Partnership intends to file a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and revise the determination of the Appellate Court. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

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

Note 12--New Accounting Pronouncements

          On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          SFAS 133 will be effective for the SPG Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of SFAS 133 to be material to the financial statements. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

          On April 3, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. The SPG Operating Partnership has assessed the impact of this pronouncement and determined the impact to be immaterial to the financial statements.

Note 13--Pending Acquisition

          On February 25, 1999 the SPG Operating Partnership entered into a definitive agreement with New England Development Company ("NED") to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.7 billion. On April 15, 1999, the SPG Operating Partnership executed a letter of intent to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's initial ownership to be approximately 50%. The joint venture intends to complete the purchase of ten of such regional malls in August of 1999 and up to four more by the end of 1999.

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

          Overview

          For financial reporting purposes, as of the close of business on September 24, 1998, the operating results include the CPI Merger described in
Note 3 to the financial statements. As a result, the 1999 consolidated results of operations include an additional 16 regional malls, one office building and one community center, with an additional six regional malls being accounted for using the equity method of accounting.

          The following Property acquisitions, sales and opening (the "Property Transactions"), also impacted the SPG Operating Partnership's consolidated results of operations in the comparative periods. On January 26, 1998, the SPG Operating Partnership acquired 100% of Cordova Mall in Pensacola, Florida for approximately $87.3 million. In March of 1998, the SPG Operating Partnership opened the approximately $13.3 million Muncie Plaza in Muncie, Indiana. On May 5, 1998, the SPG Operating Partnership acquired the remaining 50.1% interest in Rolling Oaks Mall for 519,889 shares of SPG's common stock, valued at approximately $17.2 million. Effective June 1, 1998, the SPG Operating Partnership sold The Promenade for $33.5 million. Effective June 30, 1998, The SPG Operating Partnership sold Southtown Mall for $3.3 million. On December 7, 1998, the SPG Operating Partnership obtained a controlling 90% interest in The Arboretum, a community center in Austin, Texas for approximately $40.5 million. On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On February 26, 1999, the SPG Operating Partnership acquired the remaining 50% ownership interests in Century III Mall for approximately $57.0 million. On May 20, 1999, the SPG Operating Partnership sold Cohoes Commons for $4.2 million. (See Liquidity and Capital Resources for additional information on 1999 acquisitions and dispositions.)

          Results of Operations

For the Three Months ended June 30, 1999 vs. the Three Months Ended June 30,
1998

          Total revenue increased $143.0 million or 46.1% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($120.0 million) and the Property Transactions ($10.2 million). Excluding these items, total revenues increased $12.9 million or 4.1%, primarily due to a $10.5 million increase in minimum rent and a $6.0 million increase in tenant reimbursements. The 5.9% comparable increase in minimum rent results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, while the $6.0 million increase in tenant reimbursements is offset by a similar increase in recoverable expenses.

          Total operating expenses increased $79.8 million or 48.3% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($65.9 million) and the Property Transactions ($7.1 million). Excluding these transactions, total operating expenses increased $6.8 million or 4.1%, primarily due to a $6.0 million increase in recoverable expenses, which is offset by an increase in tenant reimbursements, as described above.

          Interest expense increased $53.0 million, or 57.3% for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($45.7 million), the Property Transactions ($4.1 million), and additional interest ($1.0 million) on indebtedness incurred by the SPG Operating Partnership, the net proceeds of which were used to retire mortgage indebtedness on one of the joint venture Properties and to pay down the Credit Facility. Excluding these transactions, interest expense increased $2.2 million.

          Income from unconsolidated entities increased from $0.2 million in 1998 to $12.6 million in 1999, resulting from a $3.3 million increase in income from unconsolidated partnerships and joint ventures and a $9.1 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($2.6 million).

          The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

          Net income was $67.7 million for the three months ended June 30, 1999, as compared to $50.5 million for the same period in 1998, reflecting an increase of $17.2 million, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

For the Six Months ended June 30, 1999 vs. the Six Months Ended June 30, 1998

          Total revenue increased $284.0 million or 46.5% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($231.7 million) and the Property Transactions ($17.3 million). Excluding these items, total revenues increased $35.0 million or 5.7%, primarily due to a $21.6 million increase in minimum rent and a $13.0 million increase in tenant reimbursements. The 5.8% comparable increase in minimum rent results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, while the $13.0 million increase in tenant reimbursements was offset by an increase in recoverable expenses.

          Total operating expenses increased $159.7 million or 48.1% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily the result of the CPI Merger ($133.0 million) and the Property Transactions ($11.3 million). Excluding these transactions, total operating expenses increased $15.4 million or 4.6%, primarily due to a $14.9 million increase in recoverable expenses, which was offset by an increase in tenant reimbursements, as described above.

          Interest expense increased $99.6 million, or 54.0% for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is primarily a result of the CPI Merger ($84.6 million), the Property Transactions ($6.6 million), and additional interest ($2.0 million) on indebtedness incurred by the SPG Operating Partnership, the net proceeds of which were used to retire mortgage indebtedness on one of the joint venture Properties and to pay down the Credit Facility and incremental interest on borrowings under the Credit Facility to acquire a noncontrolling joint venture interest in twelve regional malls and two community centers (the "IBM Properties") in February 1998 ($2.2 million). Excluding these transactions, interest expense increased $4.2 million.

          Income from unconsolidated entities increased from $5.0 million in 1998 to $24.9 million in 1999, resulting from a $11.3 million increase in income from unconsolidated partnerships and joint ventures and a $8.6 million increase in income from the Management Company. The increase in income from unconsolidated partnerships and joint ventures is primarily due to the CPI Merger ($7.2 million) and the IBM Properties ($3.3 million).

          The $1.8 million extraordinary loss in 1999 is the result of refinancing mortgage indebtedness. The $7.0 million extraordinary gain in 1998 is the result of a gain on forgiveness of debt ($5.2 million) and the write-off of the premium on such indebtedness ($1.8 million).

          Net income was $132.6 million for the six months ended June 30, 1999, as compared to $95.7 million for the same period in 1998, reflecting an increase of $36.9 million, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

          Liquidity and Capital Resources

          As of June 30, 1999, the SPG Operating Partnership's balance of cash and cash equivalents was approximately $139.6 million. In addition to its cash balance, the SPG Operating Partnership had a borrowing capacity on the Credit Facility of $926.0 million available after outstanding borrowings at June 30, 1999. The SPG Operating Partnership also has access to public equity and debt markets. The SPG Operating Partnership has a debt shelf registration statement under which $250 million in debt securities may be issued.

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

          On February 26, 1999, 150,000 Series A Convertible Preferred Units were converted into 5,699,304 Units. Additionally, on March 1, 1999, another 152,346 Units were issued in lieu of the cash dividends allocable to those preferred Units. Additionally, on May 10, 1999 another 5,978 Series A Convertible Preferred Units were converted into 227,136 Units, with another 1,544 Units issued in lieu of the cash dividends allocable to those preferred Units. At June 30, 1999, 53,271 Series A Convertible Preferred Units remained outstanding.

          Sensitivity Analysis

          The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, such as LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 1999, a 1% increase in the market rates of interest would decrease future earnings and cash flows by approximately $13.4 million per year, and would decrease the fair value of debt by approximately $670 million. A 1% decrease in the market rates of interest would increase future earnings and cash flows by approximately $14.0 million per year, and would increase the fair value of debt by approximately $870 million.

          Financing and Debt

          At June 30, 1999, the SPG Operating Partnership had consolidated debt of $8,274 million, of which $6,370 million is fixed-rate debt bearing interest at a weighted average rate of 7.3% and $1,904 million is variable-rate debt bearing interest at a weighted average rate of 5.9%. As of June 30, 1999, the SPG Operating Partnership had interest rate protection agreements related to $688 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the six months ended June 30, 1999 or 1998.

          Scheduled principal payments of the SPG Operating Partnership's share of consolidated indebtedness over the next five years is $3,917 million, with $4,216 million thereafter. The SPG Operating Partnership, together with the SRC Operating Partnership, had a combined ratio of consolidated debt-to-market capitalization of 54.8% and 51.7% at June 30, 1999 and December 31, 1998, respectively.

          In January of 1999 the SPG Operating Partnership retired the $22 million mortgage on North East Mall, which bore interest at 10% and had a stated maturity of September, 2000, using cash from working capital. The paydown included a $1.8 million prepayment charge, which was recorded as an extraordinary loss. In June of 1999, a new $17.7 million mortgage was placed on North East Mall bearing interest at 6.74%, with a stated maturity of May 2002. The net proceeds were added to working capital.

          On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. These notes included two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million primarily to retire the $450 million initial tranche of the Merger Facility and to pay $142 million on the outstanding balance of the Credit Facility.

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

          During the first six months of 1999 the SPG Operating Partnership acquired the remaining ownership interests in four Properties for a total of approximately $147.5 million, including the assumption of approximately $48.5 million of mortgage indebtedness. These purchases were funded primarily with borrowings from the Credit Facility. Each of the Properties purchased were previously accounted for using the equity method of accounting and are now accounted for using the consolidated method of accounting.

          Dispositions

          On April 15, 1999, the SPG Operating Partnership sold the land at Three Dag Hammarskjold in New York, New York for $9.5 million, which was recorded as an adjustment to the purchase price. Also in the second quarter of 1999, one community shopping center was sold for $4.2 million, resulting in a loss of $4.2 million. In addition, the SPG Operating Partnership sold a parcel of land, which was accounted for as an adjustment to the purchase price. The net proceeds of approximately $28.3 million, were used to reduce the outstanding borrowings on the Credit Facility.

          Portfolio Restructuring. In addition to the Property sales described above, the SPG Operating Partnership is continuing to evaluate the potential sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

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

          Construction also continues on the following projects, which have an aggregate construction cost of approximately $720 million, of which the SPG Operating Partnership's share is approximately $395 million:

          . Concord Mills, a 37.5%-owned value-oriented super regional mall project, containing approximately 1.4 million square feet of GLA, is scheduled to open in September of 1999 in Concord (Charlotte), North Carolina.

          . The Mall of Georgia, an approximately 1.6 million square foot regional mall project, is scheduled to open in August of 1999. Adjacent to the regional mall, The Mall of Georgia Crossing is an approximately 441,000 square-foot community shopping center project, which is also scheduled to open in August of 1999. The SPG Operating Partnership is funding 85% of the capital requirements of the project. The SPG Operating Partnership has a noncontrolling 50% ownership interest in each of these development projects after the return of its equity and a 9% return thereon.

          . In addition to Mall of Georgia Crossing, two other new community center projects are under construction: The Shops at North East Mall and Waterford Lakes Town Center at a combined 1,261,000 square feet of GLA, which are each scheduled to open in November of 1999.

          . Orlando Premium Outlets marks the SPG Operating Partnership's first project to be constructed in the partnership with Chelsea GCA Realty. This 433,000 square-foot upscale outlet center is scheduled for completion in the summer of 2000 in Orlando, Florida.

          A key objective of the SPG Operating Partnership is to increase the profitability and market share of its Properties through strategic renovations and expansions. The SPG Operating Partnership's share of projected costs to fund all renovation and expansion projects in 1999 is approximately $400 million, which includes approximately $150 million incurred in the first six months of 1999. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets, and cash flows from operations. The SPG Operating Partnership currently has nine major expansion and/or redevelopment projects under construction and in the preconstruction development stage with targeted 1999 completion dates. Included in combined investment properties at June 30, 1999 is approximately $330 million of construction in progress, with another $300 million in the unconsolidated joint venture investment properties.

          Distributions. The SPG Operating Partnership declared a distribution of $0.505 per Unit in each of the first two quarters of 1999. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

          Investing and Financing Activities

          Cash used in investing activities for the six months ended June 30, 1999 of $106.5 million is primarily the result of $198.6 million of capital expenditures; acquisitions of $99.3 million; $32.4 million of investments in unconsolidated joint ventures; and $13.1 million of investments in and advances to the Management Company, partially offset by distributions from unconsolidated entities of $163.5 million; net proceeds from the sales of assets of $42.0 million; and cash of $10.8 million from the consolidations of Haywood Mall, Century III Mall, Lakeline Mall and Lakeline Plaza. Capital expenditures includes development costs of $12.5 million, renovation and expansion costs of approximately $158.5 million and tenant costs and other operational capital expenditures of approximately $27.6 million. Acquisitions includes $69.0 million, $24.0 million and $6.3 million for the remaining interests in Haywood Mall, Century III Mall and Lakeline Mall and Plaza, respectively. Investments in unconsolidated joint ventures is primarily $11.5 million in Florida Mall and $11.2 million in Orlando Premium Outlots. Distributions from unconsolidated entities includes $44.9 million, $33.1 million, $27.4 million and $14.4 million derived primarily from incremental borrowings on Gwinnett Place, Town Center at Cobb, Westchester Mall and Concord Mills, respectively. Net proceeds from the sales of assets is made up of $28.3 million, $9.5 million and $4.2 million from the sales of the Charles Hotel land, the Three Dag Hammarskjold land and Cohoes Center, respectively. The $13.1 million investment in the Management Company is primarily to fund an additional investment in Groupe BEG, which represents the SPG Operating Partnership's interests in retail real estate in Europe.

     Cash used in financing activities for the six months ended June 30, 1999 was $158.7 million and primarily includes net distributions of $273.8 million, partially offset by net borrowings of $115.1 million.

     EBITDA--Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

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

     Total EBITDA for the Properties increased from $591.3 million for the six months ended June 30, 1998 to $833.8 million for the same period in 1999, representing a 41.0% increase. This increase is primarily attributable to the CPI Merger ($192.4 million), the IBM Properties ($14.4 million) and the other Properties opened or acquired during 1998 and 1999 ($7.9 million), partially offset by a decrease from Properties sold in the comparative periods ($2.3 million). Excluding these items, EBITDA increased $30.2 million, or 5.1%, resulting from aggressive leasing of new and existing space and increased operating efficiencies. During this period operating profit margin decreased slightly from 64.7% to 64.6%.

     FFO--Funds from Operations

     FFO, as defined by the National Association of Real Estate Investment Trusts, means the consolidated net income of the SPG Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the SPG Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing performance. The SPG Operating Partnership's method of calculating FFO may be different from the methods used by other REITs. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of liquidity.

     The following summarizes FFO of the SPG Operating Partnership and reconciles income before extraordinary items to FFO for the periods presented:

                                                                For the Three Months                       For the Six Months
                                                                   Ended June 30,                             Ended June 30,
                                                         ----------------------------------     -----------------------------------
                                                               1999               1998                1999                 1998
                                                         ---------------     --------------     ----------------     --------------
(In thousands)
FFO of the SPG Operating Partnership                         $165,231            $115,957            $321,254             $224,864
                                                             ========            ========            ========             ========
Reconciliation:
Income Before Extraordinary Items                            $ 67,735            $ 43,514             $134,373            $ 88,638
Plus:
 Depreciation and amortization from combined
  consolidated Properties                                      88,925              58,082              177,280             116,161

 The SPG Operating Partnership's share of
  depreciation and amortization and extraordinary
  items from unconsolidated affiliates                         20,761              16,304               41,291              31,108
 Losses on the sales of real estate                             4,188               7,219                4,188               7,219
Less:
 Minority interest portion of depreciation,
  amortization and extraordinary items                           (255)             (1,828)              (2,050)             (3,594)

 Preferred dividends                                          (16,123)             (7,334)             (33,828)            (14,668)
                                                             --------            --------             --------            --------
FFO of the SPG Operating Partnership                         $165,231            $115,957             $321,254            $224,864
                                                             ========            ========             ========            ========


     Portfolio Data

     The following operating statistics give effect to the CPI Merger for 1999 only. Statistics include all Properties except Charles Towne Square, Richmond Town Square, The Shops at Mission Viejo, and the redevelopment area at Irving Mall, which are all undergoing extensive redevelopment.

     Aggregate Tenant Sales Volume. For the six months ended June 30, 1999 compared to the same period in 1998, total reported retail sales at mall and freestanding GLA owned by the SPG Operating Partnership ("Owned GLA") in the regional malls increased $1,725 million or 41.1% from $4,200 million to $5,925 million, primarily as a result of the CPI Merger ($1,380 million), increased productivity of our existing tenant base and an overall increase in occupancy. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for Owned GLA at mall and freestanding stores in the regional malls increased from 87.0% at June 30, 1998, to 88.4% at June 30, 1999. Owned GLA has increased 13.5 million square feet from June 30, 1998, to June 30, 1999, primarily as a result of the CPI Merger (11.8 million).

     Average Base Rents. Average base rents per square foot of mall and freestanding Owned GLA at regional malls increased 13.1%, from $23.10 at June 30, 1998 to $26.12 at June 30, 1999.

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

     The IT Component of the Year 2000 project is being managed by the information services department of the SPG Operating Partnership who have actively involved other disciplines within the SPG Operating Partnership which are directly impacted by an IT Component of the project. The Non-IT Component is being managed by a steering committee of 25 employees, including senior executives of a number of the SPG Operating Partnership's departments. In addition, outside consultants have been engaged to assist in the Non-IT Component.

     Status of Project Through July 31, 1999

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

          Phase (1) and Phase (2) are complete and Phase (3) is in process. The assessment of compliance status of key tenants is approximately 90% complete, the assessment of compliance status of key third party service providers is approximately 91% complete, the assessment of compliance status of critical inventoried components at the Properties is approximately 90% complete and the assessment of compliance status of non-critical inventoried components at the Properties is approximately 90% complete. The SPG Operating Partnership expects to complete Phase (3) by August 31, 1999. The development of contingency or replacement plans (Phase
     (4)) is scheduled to be completed by August 31, 1999. Development of such plans is ongoing. Implementation of contingency and replacement plans (Phase (5)) is ongoing and will continue throughout 1999 to the extent Year 2000 issues are identified. Testing is in process. Testing of critical inventoried components is scheduled to be completed by September 30, 1999.

     Costs. The SPG Operating Partnership estimates that it will spend approximately $1.5 million in incremental costs for its Year 2000 project. This amount is being incurred over a period that commenced in January 1997 and is expected to end in September 1999. Costs incurred through June 30, 1999 are estimated at approximately $600 thousand, including approximately $100 thousand in the six-month period ended June 30, 1999. Such amounts are expensed as incurred. These estimates do not include the costs expended by the SPG Operating Partnership following the 1996 merger with DeBartolo Realty Corporation for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become Year 2000 compliant.

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

          Pending Acquisition

          As described in Note 13 to the financial statements, on February 25, 1999 the SPG Operating Partnership entered into a definitive agreement with NED to acquire and assume management responsibilities for NED's portfolio of up to 14 regional malls aggregating approximately 10.6 million square feet of GLA. The purchase price for the portfolio is approximately $1.7 billion. On April 15, 1999, the SPG Operating Partnership executed a letter of intent to form a joint venture to acquire the portfolio, with the SPG Operating Partnership's initial ownership to be approximately 50%. The joint venture intends to complete the purchase of ten of such regional malls in August of 1999 and up to four more by the end of 1999.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

          Reference is made to Item 2 of this Form 10-Q under the caption "Liquidity and Capital Resources".

Part II - Other Information

          Item 1:  Legal Proceedings

                   None.

          Item 6:  Exhibits and Reports on Form 8-K

                   (a) Exhibits

                   2.1 Management And Portfolio Agreement Among Simon Property Group, Inc., Simon Property Group, L.P., NED Management Limited Partnership, and Wellspark Management LLC Dated as of February 22, 1999. (Incorporated by reference to Exhibit 2.1 of SPG's Form 10-Q for the period ended June 30, 1999.)


                   (b) Reports on Form 8-K

                   None.

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


                                         SIMON PROPERTY GROUP, L.P.
                                         By: Simon Property Group, Inc.
                                         General Partner

                                         /s/ John Dahl
                                         -----------------------
                                         John Dahl,
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)

                                         Date: August 12, 1999