Form 10-K
period 1999-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2000-03-29
CIK 1022344

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                       Commission file number 333-11491


                          SIMON PROPERTY GROUP, L.P.
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]     NO[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   N/A

                      Documents Incorporated By Reference

Portions of Simon Property Group, Inc.'s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on May 10, 2000 are incorporated by reference in Part III.
================================================================================

                          SIMON PROPERTY GROUP, L.P.
                          Annual Report on Form 10-K
                               December 31, 1999

                               TABLE OF CONTENTS


Item No.                                                               Page No.
--------                                                               --------

                                     Part I

  1.   Business........................................................    3
  2.   Properties......................................................    8
  3.   Legal Proceedings...............................................   32
  4.   Submission of Matters to a Vote of Security Holders.............   32

                                      Part II

  5.   Market for the Registrant and Related Unitholder Matters........   33
  6.   Selected Financial Data.........................................   34
  7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................   35
  7A.  Quantitative and Qualitative Disclosure About Market Risk.......   42
  8.   Financial Statements and Supplementary Data.....................   42
  9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure........................................   42

                                    Part III

  10.  Directors and Executive Officers of the Registrant..............   43
  11.  Executive Compensation..........................................   43
  12.  Security Ownership of Certain Beneficial Owners and Management..   43
  13.  Certain Relationships and Related Transactions..................   43

                                    Part IV


  14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K  44

                                              Signatures...............   70

                                    Part I

Item 1. Business


     Background

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation. ("SRC" and together with SPG, the "Companies"). Units of partnership interests ("Units") in the SPG Operating Partnership are paired with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). The SRC Operating Partnership is the primary subsidiary of SRC.

     Mergers and Acquisitions

     Mergers and acquisitions have been a significant component of the growth and development of the SPG Operating Partnership's business. Beginning with the $3.0 billion acquisition, through merger, of DeBartolo Realty Corporation ("DRC") in August of 1996 (the "DRC Merger"), the SPG Operating Partnership has completed five major mergers and/or acquisitions that have helped shape the current organization. During 1997, the SPG Operating Partnership completed the acquisition of Retail Property Trust, along with its operating partnership, Shopping Center Associates, for approximately $1.3 billion. In February of 1998, the SPG Operating Partnership acquired a 50% ownership interest in a portfolio of fourteen properties for approximately $0.5 billion. In September of 1998, SPG and the SPG Operating Partnership completed the acquisition, through merger, of Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. for approximately $5.9 billion (the "CPI Merger"). And most recently, the NED Acquisition was completed in 1999, for approximately $1.8 billion, as described below.

     The NED Acquisition. During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns 49.1%, to acquire interests in the remaining properties. The total costs of the NED Acquisition is approximately $1.8 billion, of which the SPG Operating Partnership's share is approximately $894 million. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA. The SPG Operating Partnership's share of the cost of the NED Acquisition included the assumption of approximately $530 million of mortgage indebtedness; $177 million in cash; and the issuance of approximately $187 million of common and preferred equity in the SPG Operating Partnership.

     In addition to the NED Acquisition, the SPG Operating Partnership acquired the remaining ownership interests in four existing Properties as well as 50% of the economic benefits of Mall of America in Minneapolis, Minnesota in 1999 at a combined cost of approximately $318 million.

     Description of the Business

     The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned interests in two regional malls currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio" or the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). The Management Company manages certain of the Properties and certain other retail real estate properties not owned by the SPG Operating Partnership, and also engages in certain property development activities.

     General

     During 1999, regional malls (including specialty retail centers and retail space in the mixed-use Properties), community centers and the remaining Portfolio comprised 91.5%, 5.1%, and 3.4%, respectively of consolidated rent revenues and tenant reimbursements. The Properties contain an aggregate of approximately 184.6 million square feet of GLA, of which 110.6 million square feet is owned by the SPG Operating Partnership ("Owned GLA"). More than 4,400 different retailers occupy more than 20,100 stores in the Properties. Total estimated retail sales at the Properties in 1999 were approximately $38 billion.

     Operating Strategies

     The SPG Operating Partnership's primary business objectives are to increase cash generated from operations per Unit and the value of the Portfolio Properties. The SPG Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

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

     E-Commerce. The Companies are actively developing several unique programs designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties, creating products that leverage the digitalization of consumers and Simon merchants through an enhanced broadband network called TenantConnect.net and incubating concepts that leverage the physical and virtual worlds through a venture creation subsidiary called clixnmortar.com.

     Acquisitions. The SPG Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its investment criteria as opportunities arise. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the SPG Operating Partnership's growth strategy.

     Development. The SPG Operating Partnership's strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. During 1999, the SPG Operating Partnership opened one new regional mall, one specialty center, one value-oriented super-regional mall and three new community shopping centers. These additions added approximately 4.9 million square feet of GLA to the Portfolio at a cost to the SPG Operating Partnership of approximately $505 million. The SPG Operating Partnership also has two additional projects under construction, which are scheduled to open in 2000.

     Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 1999, the SPG Operating Partnership invested approximately $277 million on redevelopment projects and completed four major redevelopment projects. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development.

     The SPG Operating Partnership also has direct or indirect interests in eleven parcels of land being held for future development in eight states totaling approximately 828 acres. Management believes the SPG Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

     International Expansion. The SPG Operating Partnership's management believes the expertise it has gained through the development and management of its domestic Portfolio can be utilized in retail properties throughout the world. The SPG Operating Partnership intends to continue pursuing international opportunities on a selected basis to enhance the value of its Units.

     Competition

     The SPG Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise, (iii) its extensive experience and relationship with retailers and lenders, (iv) the size, quality and diversity of its Properties and (v) the mall marketing initiatives of Simon Brand Ventures ("SBV"), which the SPG Operating Partnership believes is the world's largest and most sophisticated mall marketing initiative. Management believes that the Properties are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the SPG Operating Partnership to be the leader in the industry.

     All of the Portfolio Properties are located in developed areas. With respect to certain of such properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material adverse effect on the SPG Operating Partnership's ability to lease space and on the level of rents the SPG Operating Partnership can obtain.

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

     Asbestos-Containing Materials. Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. The SPG Operating Partnership will remove asbestos-containing materials in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

     Underground Storage Tanks. Several of the Portfolio Properties contain or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. All regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either ongoing or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been and is not expected to be material.

     Properties to be Developed or Acquired. Land held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, the SPG Operating Partnership will conduct environmental due diligence consistent with past practice.

     Employees

     The SPG Operating Partnership and its affiliates employ approximately 5,840 persons at various centers and offices throughout the United States, of which 2,940 are part-time. Approximately 1,000 employees are located at the SPG Operating Partnership's headquarters in Indianapolis, Indiana.

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

     Executive Officers of the Registrant

     The following table sets forth certain information with respect to the executive officers of SPG, which is the managing general partner of the SPG Operating Partnership, as of December 31, 1999.

             Name              Age             Position
             ----              ---             --------

     Melvin Simon (1)          73    Co-Chairman
     Herbert Simon (1)         65    Co-Chairman
     David Simon (1)           38    Chief Executive Officer
     Hans C. Mautner           61    Vice Chairman; Chairman, Simon Global
                                      Limited
     Richard S. Sokolov        50    President and Chief Operating Officer
     Randolph L. Foxworthy     55    Executive Vice President - Corporate
                                      Development
     William J. Garvey         60    Executive Vice President - Property
                                      Development
     James A. Napoli           53    Executive Vice President - Leasing
     John R. Neutzling         47    Executive Vice President - Property
                                      Management
     James M. Barkley          48    General Counsel; Secretary
     Stephen E. Sterrett       44    Treasurer
     John Rulli                43    Senior Vice President - Human Resources &
                                      Corporate Operations
     James R. Giuliano, III    42    Senior Vice President
     Karen D. Corsaro          42    President, Simon Brand Ventures; Senior
                                      Vice President of Marketing
     Melanie Alshab            36    President, clixnmortar.com; Senior Vice
                                      President & Chief Information Officer

(1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

  Set forth below is a summary of the business experience of the executive officers of SPG. The executive officers of SPG serve at the pleasure of the Board of Directors and have served SPG's predecessor since its formation in 1993, with the exception of Mr. Mautner, who has held his office since the CPI Merger and Mr. Sokolov, Mr. Giuliano and Ms. Alshab who have held their offices since the DRC Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

  Mr. Foxworthy is the Executive Vice President - Corporate Development of SPG. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with SPG since 1993.

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

     Ms. Corsaro is President of Simon Brand Ventures and Sr. Vice President of Marketing for SPG. Ms. Corsaro joined MSA in 1983 and has served in various business development positions.

     Ms. Alshab is President of clixnmortar.com and the Senior Vice President & Chief Information Officer of SPG. She joined DRC in 1995.

Item 2. Properties

     Portfolio Properties

     The Properties primarily consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 167 regional malls in the Properties range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but five regional malls over 400,000 square feet. These regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors which are mostly national retailers. As of December 31, 1999, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 85.0% of total GLA, 79.9% of Owned GLA and 86.4% of total annualized base rent of the Properties.

     Community shopping centers are generally unenclosed and smaller than regional malls. Most of the 78 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1999, community shopping centers represented 10.6% of total GLA, 12.8% of Owned GLA and 6.0% of the total annualized base rent of the Properties.

     The SPG Operating Partnership also has joint venture interests in four specialty retail centers, five office and mixed-use Properties and four value-oriented super-regional malls. The specialty retail centers contain approximately 1,272,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The five office and mixed-use Properties range in size from approximately 348,000 to 1,039,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, two are located in mixed-use developments and contain primarily office space and the remaining one is solely office space. The value-oriented super-regional malls range in size from approximately 1.2 million to 1.5 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 1999, value-oriented super-regional malls represented 2.9% of total GLA, 4.7% of Owned GLA and 4.7% of the total annualized base rent of the Properties.

     As of December 31, 1999, approximately 90.6% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 95.1% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 88.6% of Owned GLA in the community shopping centers was leased.

     Of the 258 Properties, 177 are owned 100% by the SPG Operating Partnership and the remainder are held as joint venture interests. The SPG Operating Partnership is the managing or co-managing general partner or member of all but nine of the Properties held as joint venture interests.

                            Additional Information

     The following table sets forth certain information, as of December 31, 1999, regarding the Properties:

                                   Ownership
                              Interest (Expiration  Ownership      Year Built or    Total
     Name/Location               if Lease) (1)      Interest (2)      Acquired      GLA         Anchors/Specialty Anchors
     -------------            --------------------  ------------   -------------    -----       -------------------------

REGIONAL MALLS

 1.  Alton Square                Fee                      100.0       Acquired        639,640   Sears, JCPenney, Famous
     Alton, IL                                                          1993                    Barr

 2.  Amigoland Mall              Fee                      100.0     Built 1974        558,707   Dillard's, JCPenney, Ward,
     Brownsville, TX                                                                            Beall's

 3.  Anderson Mall               Fee                      100.0     Built 1972        634,542   Belk (3), JCPenney, Sears
     Anderson, SC

 4.  Apple Blossom Mall          Fee                       49.1       Acquired        438,133   Belk, JCPenney, Sears
     Winchester, VA                                                     1999

 5.  Arsenal Mall                Fee                      100.0       Acquired        500,924   Ann & Hope, Marshall's
     Watertown, MA                                                      1999              (4)

 6.  Atrium Mall                 Fee                       49.1       Acquired        216,147   Border Books & Music
     Chestnut Hill, MA                                                  1999

 7.  Auburn Mall                 Fee                       49.1       Acquired        595,316   Filene's, Sears, Caldor (5)
     Auburn, MA                                                         1999

 8.  Aurora Mall                 Fee                      100.0       Acquired      1,014,019   JCPenney, Foley's (3), Sears
     Aurora, CO                                                         1998

 9.  Aventura Mall (6)           Fee                       33.3     Built 1983      1,922,783   Macy's, Sears, Bloomingdales,
     Miami, FL                                                                                  JCPenney, Lord & Taylor,
                                                                                                Burdines, AMC Theatre

10.  Avenues, The                Fee                       25.0     Built 1990      1,112,648   Belk, Dillard's, JCPenney,
     Jacksonville, FL                                                                           Parisian, Sears

11.  Barton Creek Square         Fee                      100.0     Built 1981      1,399,358   Dillard's (3), Foley's,
     Austin, TX                                                                                 JCPenney, Sears, Ward,
                                                                                                General Cinema

12.  Battlefield Mall            Fee and Ground           100.0     Built 1970      1,196,577   Dillard's, Famous Barr, Ward,
     Springfield, MO             Lease (2056)                                                   Sears, JCPenney

13.  Bay Park Square             Fee                      100.0     Built 1980        665,323   Elder-Beerman, Kohl's, Ward,
     Green Bay, WI                                                                              Shopko

14.  Bergen Mall                 Fee and Ground           100.0     Acquired          925,035   Off 5/th/-Saks Fifth Avenue
     Paramus, NJ                 Lease (7) (2061)                     1987                      Outlet, Value City Furniture,
                                                                                                Stern's, Marshall's

15.  Biltmore Square             Fee                   (8) 66.7     Built 1989        494,811   Belk, Dillard's, Proffitt's,
     Asheville, NC                                                                              Goody's

16.  Boynton Beach Mall          Fee                      100.0     Built 1985      1,186,321   Macy's, Burdines, Sears,
     Boynton Beach, FL                                                                          Dillard's (3), JCPenney

                                   Ownership
                                   Interest
                                  (Expiration        Ownership       Year Built       Total
     Name/Location               if Lease) (1)      Interest (2)     or Acquired       GLA       Anchor/Specialty Anchors
     -------------               -------------      ------------     -----------      -----      -------------------------
17.  Brea Mall                   Fee                       100.0       Acquired     1,302,336    Macy's, JCPenney,
     Brea, CA                                                            1998                    Robinsons-May, Nordstrom,
                                                                                                 Sears

18.  Broadway Square             Fee                       100.0       Acquired       619,600    Dillard's, JCPenney, Sears
     Tyler, TX                                                           1994

19.  Brunswick Square            Fee                       100.0      Built 1973      768,961    Macy's, JCPenney, Barnes &
     East Brunswick, NJ                                                                          Noble, Brunswick Square
                                                                                                 Movies

20.  Burlington Mall             Ground Lease              100.0       Acquired     1,251,266    Macy's, Lord & Taylor,
     Burlington, MA              (2048)                                  1998                    Filene's, Sears

21.  Cape Cod Mall               Ground Leases (7)          49.1       Acquired       718,410    Macy's, Filene's,
     Hyannis, MA                 (2009-2073)                             1999                    Marshall's, Sears, Best Buy,
                                                                                                 Barnes & Noble (9), Hoyt's
                                                                                                 Cinemas

22.  Castleton Square            Fee                       100.0      Built 1972    1,455,078    Galyan's, LS Ayres, Lazarus,
     Indianapolis, IN                                                                            JCPenney, Sears, Von Maur

23.  Century III Mall            Fee                       100.0      Built 1979    1,287,430    JCPenney, Sears, T.J. Maxx,
     Pittsburgh, PA                                                                              Kauufmann's (3), Wickes
                                                                                                 Furniture

24.  Charlottesville Fashion     Ground Lease (2076)       100.0       Acquired       573,839    Belk (3), JCPenney, Sears
     Square                                                              1997
     Charlottesville, VA

25.  Chautauqua Mall             Fee                       100.0      Built 1971      440,688    Sears, JCPenney, Office Max,
     Jamestown, NY                                                                               Old Navy, The Bon Ton

26.  Cheltenham Square           Fee                       100.0      Built 1981      636,441    Burlington Coat Factory, Home
     Philadelphia, PA                                                                            Depot, Value City, Seaman's
                                                                                                 Furniture, Shop Rite, United
                                                                                                 Artist Theatre

27.  Chesapeake Square           Fee and Ground         (8) 75.0      Built 1989      800,176    Dillard's (3), JCPenney,
     Chesapeake, VA              Lease (2062)                                                    Sears, Ward, Hecht's

28.  Cielo Vista Mall            Fee and Ground            100.0      Built 1974    1,193,037    Dillard's (3), JCPenney,
     El Paso, TX                 Lease (10) (2027)                                               Ward, Sears

29.  Circle Centre               Property Lease             14.7      Built 1995      793,687    Nordstrom, Parisian, United
     Indianapolis, IN            (2097)                                                          Artists Theatre

30.  College Mall                Fee and Ground            100.0      Built 1965      708,127    Sears, Lazarus, L.S. Ayres,
     Bloomington, IN             Lease (10) (2048)                                               Target, JCPenney

31.  Columbia Center             Fee                       100.0       Acquired       772,524    Sears, JCPenney, Lamonts,
     Kennewick, WA                                                       1987                    Barnes & Noble, The Bon
                                                                                                 Marche, Regal Cinema

32.  Coral Square                Fee                        50.0      Built 1984      946,615    Dillard's, JCPenney, Sears,
     Coral Springs, FL                                                                           Burdines (3)

33.  Cordova Mall                Fee                       100.0       Acquired       853,654    Ward, Parisian, Dillard's (3)
     Pensecola, FL                                                       1998

34.  Cottonwood Mall             Fee                       100.0      Built 1996    1,039,450    Dillard's, Foley's,
     Albuquerque, NM                                                                             JCPenney, Mervyn's, Ward, United
                                                                                                 Artists Theatre

                                   Ownership
                                   Interest
                                  (Expiration        Ownership        Year Built      Total
     Name/Location               if Lease) (1)      Interest (2)     or Acquired       GLA        Anchor/Specialty Anchors
     -------------               -------------      ------------     -----------      -----       -------------------------
35.  Crossroads Mall             Fee                       100.0      Acquired        865,528     Dillard's, Sears, Younkers,
     Omaha, NE                                                          1994                      Barnes & Noble

36.  Crystal Mall                Fee                        74.6      Acquired        780,988     Macy's, Filene's, JCPenney,
     Waterford, CT                                                      1998                      Sears

37.  Crystal River Mall          Fee                       100.0     Built 1990       425,885     JCPenney, Sears, Belk, Kmart,
     Crystal River, FL                                                                            Regal Cinema

38.  Dadeland Mall               Fee                        50.0      Acquired      1,405,683     Saks Fifth Avenue, JCPenney,
     Miami, FL                                                          1997                      Burdine's, Burdine's Home
                                                                                                  Gallery, Limited, Lord &
                                                                                                  Taylor

39.  DeSoto Square               Fee                       100.0     Built 1973       688,452     JCPenney, Sears, Dillard's,
     Bradenton, FL                                                                                Burdines, Regal Cinema

40.  Eastern Hills Mall          Fee                       100.0     Built 1971       997,894     Sears, JCPenney, The Bon Ton,
     Buffalo, NY                                                                                  Kaufmann's, Burlington Coat
                                                                                                  Factory

41.  Eastland Mall               Fee                        50.0      Acquired        902,676     JC Penney, De Jong's, Famous
     Evansville, IN                                                     1998                      Barr, Lazarus

42.  Eastland Mall               Fee                       100.0     Built 1986       707,974     Dillard's, JCPenney,
     Tulsa, OK                                                                                    Mervyn's, Hollywood Cinema,
                                                                                                  (11)

43.  Edison Mall                 Fee                       100.0      Acquired      1,044,562     Dillard's, JCPenney, Sears,
     Fort Meyers, FL                                                    1997                      Burdines (3)

44.  Emerald Square              Fee                        49.1      Acquired      1,006,803     Filene's, JCPenney, Lord &
     North Attleborough, MA                                             1999                      Taylor, Sears

45.  Empire Mall (6)             Fee and Ground             50.0      Acquired      1,044,564     JCPenney, Younkers, Sears,
     Sioux Falls, SD             Lease (7) (2013)                       1998                      Daytons, (11)

46.  Fashion Mall at Keystone    Ground Lease (2067)       100.0      Acquired        651,315     Jacobsons, Parisian
     at the Crossing, The                                               1997
     Indianapolis, IN

47.  Florida Mall, The           Fee                        50.0     Built 1986     1,633,929     Dillard's, JCPenney,
     Orlando, FL                                                                                  Parisian, Saks Fifth Avenue,
                                                                                                  Sears, Burdines

48.  Forest Mall                 Fee                       100.0     Built 1973       474,127     JCPenney, Kohl's, Younkers,
     Fond Du Lac, WI                                                                              Sears, Staples

49.  Forest Village Park Mall    Fee                       100.0     Built 1980       417,967     JCPenney, Kmart
     Forestville, MD

50.  Fremont Mall                Fee                       100.0     Built 1966       199,110     JCPenney, 1/2 Price Store
     Fremont, NE

51.  Golden Ring Mall            Fee                       100.0     Built 1974       719,679     Hecht's, Ward, United
     Baltimore, MD                                                                                Artists, Caldor (5)

52.  Granite Run Mall            Fee                        50.0      Acquired      1,022,984     JCPenney, Sears, Boscovs
     Media, PA                                                          1998

                                   Ownership
                                   Interest
                                  (Expiration        Ownership        Year Built      Total
     Name/Location               if Lease) (1)      Interest (2)     or Acquired       GLA       Anchor/Specialty Anchors
     -------------               -------------      ------------     -----------      -----      -------------------------
53.  Great Lakes Mall            Fee                       100.0      Built 1961    1,311,490     Dillard's (3), Kaufmann's,
     Cleveland, OH                                                                                JCPenney, Sears

54.  Greendale Mall              Fee and Ground             49.1       Acquired       430,769     Best Buy, Marshall's, T.J.
     Worcester, MA               Lease (7) (2009)                        1999            (12)     Maxx & More, (11)

55.  Greenwood Park              Fee                       100.0       Acquired     1,269,512     JCPenney, JCPenney Home
     Mall                                                                1979                     Store, Lazarus, L.S. Ayres,
     Greenwood, IN                                                                                Sears, Service Merchandise,
                                                                                                  Von Maur

56.  Gulf View Square            Fee                       100.0      Built 1980      802,592     Sears, Dillard's, Ward,
     Port Richey, FL                                                                              JCPenney, Burdines

57.  Gwinnett Place              Fee                        50.0       Acquired     1,248,363     Parisian, Macy's, Rich's
     Atlanta, GA                                                         1998                     JCPenney, Sears

58.  Haywood Mall                Fee and Ground            100.0       Acquired     1,244,330     Rich's, Sears, Dillard's,
     Greensville, SC             Lease (7) (2017)                        1998                     JCPenney, Belk Simpson

59.  Heritage Park Mall          Fee                       100.0      Built 1978      607,800     Dillard's, Sears, Ward
     Midwest City, OK

60.  Highland Mall (6)           Fee and Ground             50.0       Acquired     1,091,897     Dillard's (3), Foley's,
     Austin, TX                  Lease (2070)                            1998                     JCPenney

61.  Hutchinson Mall             Fee                       100.0      Built 1985      525,709     Dillard's, JCPenney, Sears,
     Hutchinson, KS                                                                               Hobby Lobby, Orscheln's Farm
                                                                                                  Supply, Cinema 8

62.  Independence Center         Fee                       100.0       Acquired     1,022,477     Dillard's, Sears (3), The
     Independence, MO                                                    1994                     Jones Store Co.

63.  Indian River Mall           Fee                        50.0      Built 1996      747,614     Sears, JCPenney, Dillard's,
     Vero Beach, FL                                                                               Burdines, AMC Theatre

64.  Ingram Park Mall            Fee                       100.0      Built 1979    1,129,905     Dillard's (3), Foley's,
     San Antonio, TX                                                                              JCPenney, Sears, Beall's

65.  Irving Mall                 Fee                       100.0      Built 1971    1,114,175     Foley's, Dillard's, Old Navy,
     Irving, TX                                                                                   JCPenney, Mervyn's, Sears,
                                                                                                  Barnes & Noble, General Cinema

66.  Jefferson Valley Mall       Fee                       100.0      Built 1983      591,241     Macy's, Sears, United Artist
     Yorktown Heights, NY                                                                         Theatre, Home Decor

67.  Knoxville Center            Fee                       100.0      Built 1984      981,354     Dillard's, JCPenney,
     Knoxville, TN                                                                                Proffitt's, Sears,
                                                                                                  Regal Cinema, Service
                                                                                                  Merchandise (5)

68.  La Plaza                    Fee and Ground            100.0      Built 1976      997,077     Dillard's, JCPenney, Foley's,
     McAllen, TX                 Lease (7) (2040)                                                 Foley's Home Store, Sears,
                                                                                                  Beall's, Joe Brand-Lady Brand

69.  Lafayette Square            Fee                       100.0      Built 1968    1,165,508     JCPenney, LS Ayres, Sears,
     Indianapolis, IN                                                                             Lazarus, Home Place,
                                                                                                  Burlington Coat Factory

70.  Laguna Hills Mall           Fee                       100.0       Acquired       868,144     Macy's, JCPenney, Sears
     Laguna Hills, CA                                                    1997

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------
71.  Lake Square Mall             Fee                  50.0           Acquired       561,077     JCPenney, Sears, Belk,
     Leesburg, FL                                                       1998                     Target, AMC 6 Theatres

72.  Lakeland Square (13)         Fee                  50.0          Built 1988      900,551     Belk, Dillard's (3), JCPenney,
     Lakeland, FL                                                                                Sears, Burdines

73.  Lakeline Mall                Fee                 100.0          Built 1995    1,102,242     Dillard's, Foley's, Sears,
     N. Austin, TX                                                                               JCPenney, Mervyn's, Regal
                                                                                                 Cinema

74.  Lenox Square                 Fee                 100.0           Acquired     1,427,394     Neiman Marcus, Macy's,
     Atlanta, GA                                                        1998                     Rich's, United Artists
                                                                                                 Theatres

75.  Liberty Tree Mall            Fee                  49.1           Acquired       850,486     Ann & Hope, Marshall's,
     Newton, MA                                                         1999                     Sports Authority, Target,
                                                                                                 Loews Theatre

76.  Lima Mall                    Fee                 100.0          Built 1965      743,480     Elder-Beerman, Sears,
     Lima, OH                                                                                    Lazarus, JCPenney

77.  Lincolnwood Town Center      Fee                 100.0          Built 1990      441,162     JCPenney, Carson Pirie Scott
     Lincolnwood, IL

78.  Lindale Mall (6)             Fee                  50.0           Acquired       690,549     Von Maur, Sears, Younkers
     Cedar Rapids, IA                                                   1998

79.  Livingston Mall              Fee                 100.0           Acquired       984,752     Macy's, Sears, Lord &
     Livingston, NJ                                                     1998                     Taylor

80.  Longview Mall                Fee                 100.0          Built 1978      616,505     Dillard's (3), JCPenney,
     Longview, TX                                                                                Sears, Service Merchandise,
                                                                                                 Beall's

81.  Machesney Park Mall          Fee                 100.0          Built 1979      555,984     JCPenney, Kohl's, Seventh
     Rockford, IL                                                                                Avenue Direct, Bergners,
                                                                                                 Kerasotes Theatre

82.  Mall at Rockingham Park      Fee                  24.6           Acquired       996,868     Macy's, Filene's, JCPenney,
     Salem, NH                                                          1999                     Sears

83.  Mall of America              Fee             (14) 27.5           Acquired     2,777,511     Macy's, Bloomingdales,
     Minneapolis, MN                                                    1999                     Nordstrom, Sears, Knott's
                                                                                                 Camp Snoopy, General
                                                                                                 Cinema

84.  Mall of Georgia              Fee                  50.0          Built 1999    1,491,432     Lord & Taylor, Rich's (9),
     Gwinnett County, GA                                                                         Dillard's, Galyan's,
                                                                                                 Haverty's, JCPenney,
                                                                                                 Nordstrom (9), Bed, Bath &
                                                                                                 Beyond, Regal Cinema

85.  Mall of New Hampshire        Fee                  49.1           Acquired       800,269     Filene's, JCPenney, Sears,
     Manchester, NH                                                     1999                     Best Buy

86.  Markland Mall                Ground Lease        100.0          Built 1968      394,569     Lazarus, Sears, Target
     Kokomo, IN                   (2041)

87.  McCain Mall                  Ground Lease        100.0          Built 1973      776,918     Sears, Dillard's, JCPenney,
     N. Little Rock, AR           (15) (2032)                                                    M.M. Cohn

88.  Melbourne Square             Fee                 100.0          Built 1982      737,824     Belk, Dillard's (3), JCPenney,
     Melbourne, FL                                                                               Burdines

                               Ownership
                               Interest
                              (Expiration        Ownership       Year Built       Total
     Name/Location           if Lease) (1)      Interest (2)     or Acquired       GLA       Anchor/Specialty Anchors
     -------------           -------------      ------------     -----------      -----      -------------------------
89.  Memorial Mall           Fee                       100.0     Built 1969       416,742    JCPenney, Kohl's, Sears
     Sheboygan, WI

90.  Menlo Park Mall         Fee                       100.0      Acquired      1,292,897    Macy's (3), Nordstrom,
     Edison, NJ                                                     1997             (16)    Cineplex Odeon

91.  Mesa Mall (6)           Fee                        50.0      Acquired        856,258    Sears, Herberger's, JCPenney,
     Grand Junction, CO                                             1998                     Target, Mervyn's

92.  Metrocenter (17)        Fee                        50.0      Acquired      1,356,214    Macy's, Dillard's,
     Phoenix, AZ                                                    1998                     Robinsons-May, JCPenney,
                                                                                             Sears, Harkins Theatres

93.  Miami                   Fee                        60.0     Built 1982       976,465    Sears, Dillard's, JCPenney,
     International Mall                                                                      Burdines (3)
     Miami, FL

94.  Midland Park Mall       Fee                       100.0     Built 1980       614,666    Dillard's (3), JCPenney,
     Midland, TX                                                                             Sears, Beall's

95.  Miller Hill Mall        Fee                       100.0     Built 1973       815,244    JCPenney, Sears, Younkers,
     Duluth, MN                                                                              Northstar Ford

96.  Mounds Mall             Ground Lease (2033)       100.0     Built 1965       407,681    Elder-Beerman, JCPenney, Sears
     Anderson, IN

97.  Muncie Mall             Fee                       100.0     Built 1970       659,879    JCPenney, L.S. Ayres, Sears,
     Muncie, IN                                                                              Elder Beerman, (11)

98.  Nanuet Mall             Fee                       100.0      Acquired        914,892    Macy's, Stern's, Sears
     Nanuet, NY                                                     1998

99.  North East Mall         Fee                       100.0     Built 1971     1,213,305    Saks Fifth Avenue (9),
     Hurst, TX                                                                               Nordstrom (9), Dillard's,
                                                                                             JCPenney, Ward, Sears

100. North Towne Square      Fee                       100.0     Built 1980       749,070    Dillard's, Ward, (11)
     Toledo, OH

101. Northfield Square       Fee                    (8) 31.6     Built 1990       558,237    Sears, JCPenney, Cinemark
     Bradley, IL                                                                             Movies 10, Carson Pirie Scott
                                                                                             (3)

102. Northgate Mall          Fee                       100.0      Acquired      1,097,163    Nordstrom, JCPenney, Lamonts,
     Seattle, WA                                                    1987             (18)    The Bon Marche

103. Northlake Mall          Fee                       100.0      Acquired        963,463    Parisian, Macy's, Sears,
     Atlanta, GA                                                    1998                     JCPenney

104. Northpark Mall          Fee                        50.0      Acquired      1,040,868    Von Maur, Younkers, Ward,
     Davenport, IA                                                  1998                     JCPenney, Sears

105. Northshore Mall         Fee                        49.1      Acquired      1,677,897    Macy's, Filene's, JCPenney,
     Peabody, MA                                                    1999                     Lord & Taylor, Sears

106. Northwoods Mall         Fee                       100.0      Acquired        668,122    Famous Barr, JCPenney, Sears
     Peoria, IL                                                     1983

107. Oak Court Mall          Fee                       100.0      Acquired        852,085    Dillard's (3), Goldsmith's
     Memphis, TN                                                    1997             (19)

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------
108. Orange Park Mall             Fee                 100.0           Acquired       929,179     Dillard's, JCPenney, Sears,
     Jacksonville, FL                                                   1994                     Belk, AMC 24 Theatres

109. Orland Square                Fee                 100.0           Acquired     1,246,381     JCPenney, Marshall Field,
     Orland Park, IL                                                    1997                     Sears, Carson Pirie Scott

110. Paddock Mall                 Fee                 100.0         Built 1980       560,087     JCPenney, Sears, Belk,
     Ocala, FL                                                                                   Burdines

111. Palm Beach Mall              Fee                 100.0         Built 1967     1,016,396     Dillard's (9), JCPenney,
     West Palm Beach, FL                                                                         Sears, Lord & Taylor,
                                                                                                 Burdines, Borders Books &
                                                                                                 Music, Barnes & Noble (9)

112. Phipps Plaza                 Fee                 100.0           Acquired       821,275     Lord & Taylor, Parisian, Saks
     Atlanta, GA                                                        1998                     Fifth Avenue, AMC Theatres

113. Port Charlotte               Ground Lease     (8) 80.0         Built 1989       780,887     Dillard's, Ward, JCPenney,
      Town Center                 (2064)                                                         Sears, Burdines, Regal
     Port Charlotte, FL                                                                          Cinema

114. Prien Lake Mall              Fee and Ground      100.0         Built 1972       815,641     Dillards, JCPenney, Ward,
     Lake Charles, LA             Lease (7) (2025)                                               Sears, The White House

115. Raleigh Springs Mall         Fee and Ground      100.0         Built 1979       901,397     Dillard's, Sears, JCPenney,
     Memphis, TN                  Lease (7) (2018)                                               Malco Theatres, Goldsmith's

116. Randall Park Mall            Fee                 100.0         Built 1976     1,580,417     Dillard's, Kaufmann's,
     Cleveland, OH                                                                               JCPenney, Sears, Burlington
                                                                                                 Coat Factory, Magic Johnson
                                                                                                 Theatres

117. Richardson Square            Fee                 100.0         Built 1977       747,194     Dillard's, Sears, Stein Mart,
     Dallas, TX                                                                                  Ward, Old Navy, Ross Dress
                                                                                                 for Less, Barnes & Noble

118. Richmond Square              Fee                 100.0         Built 1966       390,703     Dillard's, JCPenney, Sears,
     Richmond, IN                                                                                Office Max

119. Richmond Town Square         Fee                 100.0         Built 1966       937,530     Sears, JCPenney, Kaufmann's,
     Cleveland, OH                                                                               Sony Theatres (9), Barnes &
                                                                                                 Noble (9), Old Navy

120. River Oaks Center            Fee                 100.0         Acquired 1997  1,338,499     Sears, JCPenney, Carson Pirie
     Calumet City, IL                                                                    (20)    Scott, Cineplex Odeon,
                                                                                                 Marshall Field's

121. Rockaway Townsquare          Fee                 100.0         Acquired       1,240,089     Macy's, Lord & Taylor,
     Rockaway, NJ                                                     1998                       JCPenney, Sears

122. Rolling Oaks Mall            Fee                 100.0         Built 1988       756,455     Sears, Dillard's, Foley's,
     North San Antonio, TX                                                                       Beall's

123. Roosevelt Field Mall         Ground Lease (7)    100.0         Acquired       2,176,922     Macy's, Bloomingdale's,
     Garden City, NY              (2090)                              1998                       JCPenney, Nordstrom,  Stern's

124. Ross Park Mall               Fee                 100.0         Built 1986     1,275,426     Lazarus, JCPenney, Sears,
     Pittsburgh, PA                                                                              Kaufmann's, Media Play (9)

125. Rushmore Mall (6)            Fee                  50.0         Acquired         834,384     JCPenney, Sears,
     Rapid City, SD                                                   1998                       Herberger's, Hobby Lobby,
                                                                                                 Target

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       -------------------------
126. St. Charles Towne Center     Fee                 100.0          Built 1990    1,053,050     Sears, JCPenney, Kohl's,
     Waldorf, MD                                                                                 Ward, Hecht's

127. Santa Rosa Plaza             Fee                 100.0           Acquired       699,538     Macy's, Mervyn's, Sears
     Santa Rosa, CA                                                     1998

128. Seminole Towne               Fee                  45.0          Built 1995    1,153,761     Dillard's, JCPenney,
       Center                                                                                    Parisian, Sears, Burdines
     Sanford, FL

129. Shops at Mission Viejo       Fee                 100.0          Built 1979    1,038,380     Macy's, Saks Fifth Avenue,
       Mall, The                                                                                 Robinsons - May (3), Nordstrom
     Mission Viejo, CA

130. Smith Haven Mall             Fee                  25.0           Acquired     1,332,770     Macy's, Sears, JCPenney,
     Lake Grove, NY                                                     1995                     Sterns

131. Solomon Pond Mall            Fee                  49.1            Acquired      880,512     Filene's, Sears, JCPenney,
     Marlborough, MA                                                    1999                     Linens `N Things, Hoyt's

132. Source, The                  Fee                  25.0           Built 1997     729,554     Off 5th-Saks Fifth Avenue,
     Long Island, NY                                                                             Fortunoff, Loehmann's,
                                                                                                 Nordstrom Rack, Old Navy, ABC
                                                                                                 Home, Circuit City, Virgin
                                                                                                 Megastore

133. South Hills Village          Fee                 100.0            Acquired    1,118,985     Sears, Kaufmann's, Lazarus
     Pittsburgh, PA                                                      1997

134. South Park Mall              Fee                 100.0            Built 1975    858,667     Dillard's, JCPenney,
     Shreveport, LA                                                                              Burlington Coat Factory,
                                                                                                 Regal Cinema, Stage, Ward (5)

135. South Shore Plaza            Fee                 100.0            Acquired    1,434,279     Macy's, Filene's, Lord &
     Braintree, MA                                                       1998                    Taylor, Sears

136. Southern Hills Mall (6)      Fee                  50.0            Acquired      752,471     Younkers, Sears, Target,
     Sioux City, IA                                                      1998                    Carmike Cinemas

137. Southern Park Mall           Fee                 100.0            Built 1970  1,201,466     Dillard's, JCPenney, Sears,
     Youngstown, OH                                                                              Kaufmann's

138. Southgate Mall               Fee                 100.0             Acquired     321,564     Sears, Dillard's, JCPenney,
     Yuma, AZ                                                             1988                   Hastings

139. SouthPark Mall               Fee                  50.0             Acquired   1,034,852     JCPenney, Ward, Younkers,
     Moline, IL                                                           1998                   Sears, Von Maur

140. SouthRidge Mall (6)          Fee                  50.0             Acquired   1,008,607     Sears, Younkers, JCPenney,
     Des Moines, IA                                                       1998                   Target, Carmike Cinemas, (11)

141. Square One Mall              Fee                  49.1             Acquired     848,186     Filene's, Sears, Service
     Saugus, MA                                                           1999                   Merchandise, TJMaxx & More

142. Summit Mall                  Fee                 100.0            Built 1965    694,332     Dillard's (3), Kaufmann's
     Akron, OH

143. Sunland Park Mall            Fee                 100.0            Built 1988    923,251     JCPenney, Mervyn's, Sears,
     El Paso, TX                                                                                 Dillard's (3), General Cinemas

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------
144. Tacoma Mall                    Fee               100.0          Acquired      1,270,949     Nordstrom, Sears, JCPenney,
     Tacoma, WA                                                        1987                      The Bon Marche, Mervyn

145. Tippecanoe Mall                Fee               100.0          Built 1973      856,114     Lazarus, Sears, L.S. Ayres
     Lafayette, IN                                                                               JCPenney, Kohl's

146. Town Center at Boca            Fee               100.0          Acquired      1,228,330     Lord & Taylor, Saks Fifth
     Raton                                                             1998                      Avenue, Bloomingdale's,
     Boca Raton, FL                                                                              Sears, Burdines, Nordstrom
                                                                                                 (9)

147. Town Center at Cobb            Fee                50.0          Acquired      1,272,498     Macy's, Parisian, Sears,
     Atlanta, GA                                                       1998                      JCPenney, Rich's

148. Towne East Square              Fee               100.0          Built 1975    1,148,431     Dillard's, JCPenney, Sears
     Wichita, KS

149. Towne West Square              Fee               100.0          Built 1980      965,592     Dillard's, Sears, JCPenney,
     Wichita, KS                                                                                 Ward, Service Merchandise,
                                                                                                 (11)

150. Treasure Coast Square          Fee               100.0          Built 1987      783,513     Dillard's (3), Sears,
     Jenson Beach, FL                                                                            JCPenney, Burdines

151. Tyrone Square                  Fee               100.0          Built 1972    1,123,147     Dillard's, JCPenney, Sears,
     St. Petersburg, FL                                                                          Borders, Burdines

152. University Mall                Ground Lease      100.0          Built 1967      565,400     JCPenney, M.M. Cohn, Ward
     Little Rock, AR                (2026)

153. University Mall                Fee               100.0          Acquired        712,161     JCPenney, Sears, McRae's,
     Pensacola, FL                                                     1994                      United Artists

154. University Park Mall           Fee                60.0          Built 1979      942,215     LS Ayres, JCPenney, Sears,
     South Bend, IN                                                                              Marshall Fields

155. Upper Valley Mall              Fee               100.0          Built 1971      751,682     Lazarus, JCPenney, Sears,
     Springfield, OH                                                                             Elder-Beerman

156. Valle Vista Mall               Fee               100.0          Built 1983      656,085     Dillard's, Mervyn's, Sears,
     Harlingen, TX                                                                               JCPenney, Marshalls, Beall's

157. Valley Mall                    Fee                50.0          Acquired        482,370     JCPenney, Belk, Wal-Mart,
     Harrisonburg, VA                                                  1998                      Peebles

158. Virginia Center                Fee               100.0          Built 1991      786,927     Dillard's (3), Hecht's,
     Commons                                                                                     JCPenney, Sears
     Richmond, VA

159. Walt Whitman Mall              Ground Rent        98.0          Acquired      1,028,086     Macy's, Lord & Taylor,
     Huntington Station, NY         (2012)                             1998                      Bloomingdale's, Saks Fifth
                                                                                                 Avenue

160. Washington Square              Fee               100.0          Built 1974    1,133,791     L.S. Ayres, Lazarus, Target,
     Indianapolis, IN                                                                            JCPenney, Sears

161. West Ridge Mall                Fee               100.0          Built 1988    1,042,349     Dillard's, JCPenney, The
     Topeka, KS (21)                                                                             Jones Store, Sears, Ward

162. West Town Mall                 Ground Lease       50.0          Acquired      1,338,212     Parisian, Dillard's, JCPenney,
     Knoxville, TN                  (2042)                             1991                      Proffitt's, Sears, Regal
                                                                                                 Cinema

                                   Ownership
                            Interest (Expiration     Ownership     Year Built or     Total
     Name/Location             if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
     -------------          --------------------   ------------    -------------     -----       ------------------------
163.  Westchester, The              Fee                 50.0          Acquired       827,660     Neiman Marcus, Nordstrom
      White Plains, NY                                                  1997

164.  Westminster Mall              Fee                100.0          Acquired     1,081,961     Sears, JCPenney, Robinsons-
      Westminster, CA                                                   1998                     May Home Store, Robinsons-
                                                                                                 May

165.  White Oaks Mall               Fee                 77.0          Built 1977     903,013     Famous Barr, Ward, Sears,
      Springfield, IL                                                                            Bergner's

166.  Windsor Park Mall             Fee                100.0          Built 1976   1,093,212     Ward, Dillard's (3),
      San Antonio, TX                                                                            JCPenney, Mervyn's, Beall's

167.  Woodville Mall                Fee                100.0          Built 1969     772,889     Sears, Elder-Beerman,
      Toledo, OH                                                                                 Andersons, (11)


VALUE-ORIENTED REGIONAL MALLS
---------------------------------------------------------------------------------------------------------------------------------

1.   Arizona Mills (6)              Fee                 26.3          Built 1997   1,233,884     Off 5th-Saks Fifth Avenue
     Tempe, AZ                                                                                   Outlet, JCPenney Outlet,
                                                                                                 Burlington Coat Factory,
                                                                                                 Oshman's Super Sport,
                                                                                                 Rainforest Cafe,
                                                                                                 GameWorks, Hi-Health,
                                                                                                 Linens 'N Things, Ross Dress
                                                                                                 for Less, Group USA
                                                                                                 Harkins Theatre, Marshalls,
                                                                                                 Last Call, Off Rodeo, Virgin
                                                                                                 Megastore, American
                                                                                                 Wilderness Experience

2.   Concord Mills (6)              Fee                 37.5          Built 1999   1,281,240     Saks Fifth Avenue, Alabama
     Concord, NC                                                                                 Grill, AMC, Bass Pro, Bed,
                                                                                                 Bath & Beyond, Books-A-
                                                                                                 Million, Burlington Coat
                                                                                                 Factory, Group USA,
                                                                                                 Jillian's, T.J. Maxx, F.Y.E.,
                                                                                                 Jeepers

3.   Grapevine Mills (6)            Fee                 37.5          Built 1997   1,323,407     Off 5th-Saks Fifth Avenue
     Grapevine (Dallas/Ft.                                                                       Outlet, JCPenney Outlet,
     Worth), TX                                                                                  Books-A-Million, Burlington
                                                                                                 Coat Factory, Rainforest
                                                                                                 Cafe, Group USA, Bed, Bath
                                                                                                 & Beyond, Polar Ice, AMC
                                                                                                 Theatres, GameWorks,
                                                                                                 American Wilderness
                                                                                                 Experience

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------
 4.  Ontario Mills (6)            Fee                  25.0         Built 1996     1,471,096     Off 5th-Saks Fifth Avenue
     Ontario, CA                                                                                 Outlet, JCPenney Outlet, AMC
                                                                                                 Theatres, Burlington Coat
                                                                                                 Factory, Marshall's, Sports
                                                                                                 Authority, Dave & Busters,
                                                                                                 Group USA, American
                                                                                                 Wilderness Experience, T.J.
                                                                                                 Maxx, Foozles, Totally for
                                                                                                 Kids, Bed, Bath & Beyond, Off
                                                                                                 Rodeo, Mikasa, Virgin
                                                                                                 Megastore, GameWorks

-------------------------------------------------------------------------------------------------------------------------------
SPECIALTY RETAIL CENTERS

 1.  The Forum Shops at Caesars   Ground Lease         (22)         Built 1992       479,552     -
     Las Vegas, NV                (2050)

 2.  The Shops at Sunset Place    Fee                  37.5         Built 1996       507,511     Niketown, Barnes & Noble,
     Miami, FL                                                                                   Gameworks, Virgin Megastore,
                                                                                                 Z Gallerie

 3.  The Tower Shops              Space Lease          50.0         Built 1996        59,079     -
     Las Vegas, NV                (2051)

 4.  Trolley Square               Fee                  90.0         Acquired 1986    225,535     -
     Salt Lake City, UT

-------------------------------------------------------------------------------------------------------------------------------
OFFICE AND MIXED-USE PROPERTIES

 1.  Fashion Centre at            Fee                  21.0         Built 1989       988,955     Macy's, Nordstrom, Sony
     Pentagon City, The                                                                 (23)     Theatres
     Arlington, VA

 2.  Lenox Building, The          Fee                 100.0         Acquired         348,152     -
     Atlanta, GA                                                    1998

 3.  New Orleans                  Fee and Ground      100.0         Built 1988     1,039,229     Macy's, Lord & Taylor
     Centre/CNG Tower             Lease (2084)                                          (24)
     New Orleans, LA

 4.  O'Hare International         Fee                 100.0         Built 1988       512,032     -
     Center                                                                             (25)
     Rosemont, IL

 5.  Riverway                     Fee                 100.0         Acquired         817,299     -
     Rosemont, IL                                                   1991                (26)


                               Ownership
                               Interest
                              (Expiration        Ownership       Year Built       Total
     Name/Location           if Lease) (1)      Interest (2)     or Acquired       GLA                Anchor
     -------------           -------------      ------------     -----------      -----      -------------------------
COMMUNITY SHOPPING CENTERS
1.   Arboretum, The          Fee                   (27) 90.0       Acquired       212,391    Barnes & Noble, The Arbor
     Austin, TX                                                      1998                    Theater

2.   Arvada Plaza            Fee                       100.0      Built 1966       96,831    King Soopers
     Arvada, CO

3.   Aurora Plaza            Ground Lease (2058)       100.0      Built 1965      150,209    King Soopers, MacFrugel's
     Aurora, CO                                                                              Bargains, Super Saver Cinema

4.   Bloomingdale            Fee                       100.0      Built 1987      598,561    Wal-Mart, Best Buy, T.J. Maxx
     Court                                                                                   N More, Cineplex Odeon,
     Bloomingdale, IL                                                                        Frank's Nursery, Marshalls,
                                                                                             Office Max, Old Navy, Service
                                                                                             Merchandise, Dress Barn

5.   Boardman Plaza          Fee                       100.0      Built 1951      652,400    AMES, Burlington Coat
     Youngstown, OH                                                                          Factory, Giant Eagle,
                                                                                             Michael's, Linens-N-Things,
                                                                                             T.J. Maxx, (11)

6.   Bridgeview Court        Fee                       100.0      Built 1988      278,184    Dominick's (5), (11)
     Bridgeview, IL

7.   Brightwood Plaza        Fee                       100.0      Built 1965       41,893    Preston Safeway
     Indianapolis, IN

8.   Buffalo Grove Towne     Fee                       100.0      Built 1988      187,359    Eagle County Market, Buffalo
     Center                                                                                  Grove Theatres
     Buffalo Grove, IL

9.   Celina Plaza            Fee and Ground            100.0      Built 1978       32,622
     El Paso, TX             Lease (28) (2027)

10.  Century Mall            Fee                       100.0       Acquired       415,324    Burlington Coat Factory,
     Merrillville, IN                                                1982                    Ward

11.  Charles Towne Square    Fee                       100.0      Built 1976      205,399    Ward, Regal Cinema
     Charleston, SC (29)

12.  Chesapeake Center       Fee                       100.0      Built 1989      299,604    Service Merchandise,
     Chesapeake, VA                                                                          Phar Mor, K-Mart

13.  Cobblestone Court       Fee and Ground             35.0      Built 1993      265,603    Dick's Sporting Goods,
     Victor, NY              Lease (10) (2038)                                               Kmart, Office Max

14.  Countryside Plaza       Fee and Ground            100.0      Built 1977      435,532    Best Buy, Old Country
     Countryside, IL         Lease (10) (2058)                                               Buffet, Kmart, (11)

15.  Crystal Court           Fee                        35.0      Built 1989      284,743    Cub Foods, Wal-Mart,
     Crystal Lake, IL                                                                        Service Merchandise, (11)

16.  Eastgate Consumer Mall  Fee                       100.0       Acquired       465,694    Burlington Coat Factory
     Indianapolis, IN                                                1981

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------
17.  Eastland Convenience         Ground Lease         50.0           Acquired       173,069     Service Merchandise,
      Center                      (2075)                                1998                     Marshalls, Kids "R" Us,
     Evansville, IN                                                                              Toys "R" Us

18.  Eastland Plaza               Fee                 100.0           Built 1986     188,229     Marshalls, Target, Toys "R" Us
     Tulsa, OK

19.  Empire East (6)              Fee                  50.0            Acquired      271,351     Kohl's, Target, Carmike
     Sioux Falls, SD                                                     1998                    Cinemas

20.  Fairfax Court                Fee                  26.3           Built 1992     258,746     Burlington Coat Factory,
     Fairfax, VA                                                                                 Circuit City Superstore,
                                                                                                 Today's Man

21.  Forest Plaza                 Fee                 100.0           Built 1985     413,886     Kohl's, Marshalls, Media
     Rockford, IL                                                                                Play, Michael's, Factory Card
                                                                                                 Outlet, Office Max, T.J.
                                                                                                 Maxx, Bed, Bath & Beyond

22.  Fox River Plaza              Fee                 100.0           Built 1985     324,905     Big Lots, Builders Square
     Elgin, IL                                                                                   (5), Kmart, (11)

23.  Gaitway Plaza                Fee                  23.3           Built 1989     229,973     Ward, Books-A-Million, Office
     Ocala, FL                                                                                   Depot, T.J. Maxx

24.  Glen Burnie Mall             Fee                 100.0           Built 1963     456,372     Ward
     Glen Burnie, MD

25.  Great Lakes Plaza            Fee                 100.0           Built 1976     164,104     Circuit City, Best Buy,
     Cleveland, OH                                                                               Michael's, Cost Plus World
                                                                                                 Market

26.  Great Northeast              Fee                  50.0            Acquired      298,242     Sears, Phar Mor
      Plaza                                                              1989
     Philadelphia, PA

27.  Greenwood Plus               Fee                 100.0           Built 1979     188,480     Best Buy, Kohl's
     Greenwood, IN

28.  Griffith Park Plaza          Ground Lease        100.0           Built 1979     274,230     Kmart, Service Merchandise,
     Griffith, IN                 (2060)                                                         (11)

29.  Grove at Lakeland            Fee                 100.0           Built 1988     215,591     Wal-Mart, Sports Authority
      Square, The
     Lakeland, FL

30.  Hammond Square (30)          Space Lease         100.0           Built 1974      87,705     Burlington Coat Factory,
     Sandy Springs, GA            (2011)                                                         Mimms Enterprises

31.  Highland Lakes               Fee                 100.0           Built 1991     478,014     Target, Marshalls, Bed, Bath
      Center                                                                                     & Beyond, Goodings Food
     Orlando, FL                                                                                 Festival, Ross Dress for
                                                                                                 Less, Office Max

32.  Indian River Commons         Fee                  50.0           Built 1997     264,690     HomePlace, Lowe's, Office
     Vero Beach, FL                                                                              Max, (11)


                               Ownership
                               Interest
                              (Expiration        Ownership       Year Built       Total
     Name/Location           if Lease) (1)      Interest (2)     or Acquired       GLA                Anchor
     -------------           -------------      ------------     -----------      -----      -------------------------
33.  Ingram Plaza               Fee                    100.0     Built 1980       111,518    --
     San Antonio, TX

34.  Keystone Shoppes          Ground Lease            100.0      Acquired         29,140    --
     Indianapolis, IN          (2067)                               1997

35.  Knoxville Commons          Fee                    100.0     Built 1987       180,355    Office Max, Silk Tree
     Knoxville, TN                                                                           Factory, Circuit City

36.  Lake Plaza                 Fee                    100.0     Built 1986       218,208    Pic `N Save, Home Owners
     Waukegan, IL                                                                            Buyer's Outlet, (11)

37.  Lake View Plaza            Fee                    100.0     Built 1986       388,594    Service Merchandise, Best Buy
     Orland Park, IL                                                                         (3), Marshalls, Ulltra
                                                                                             Cosmetics, Factory Card
                                                                                             Outlet, Golf Galaxy,
                                                                                             Linens-N-Things (3), Pet
                                                                                             Care Plus, (11)

38.  Lakeline Plaza             Fee                    100.0     Built 1998       344,669    Old Navy, Best Buy, Cost Plus
     Austin, TX                                                                              World Market, Linens-
                                                                                             N-Things, Office Max,
                                                                                             Petsmart, Ross Dress for
                                                                                             Less, T.J. Maxx, Party City,
                                                                                             Ulta Cosmetics

39.  Lima Center                Fee                    100.0     Built 1978       201,154    AMES, Hobby Lobby, Regal
     Lima, OH                                                                                Cinema

40.  Lincoln Crossing           Fee                    100.0     Built 1990       161,337    Wal-Mart, PetsMart
     O'Fallon, IL

41.  Mainland Crossing          Fee                 (8) 80.0     Built 1991       390,987    Hobby Lobby, Sam's Club,
     Galveston, TX                                                                           Wal-Mart

42.  Mall of Georgia Crossing   Fee                     50.0     Built 1999       440,512    Target, Nordstrom Rack, Best
     Gwinnett County, GA                                                                     Buy, Staples, T.J. Maxx N
                                                                                             More, (11)

43.  Markland Plaza             Fee                    100.0     Built 1974       111,166    Spiece, (11)
     Kokomo, IN

44.  Martinsville Plaza      Space Lease (2036)        100.0     Built 1967       102,162    Rose's
     Martinsville, VA

45.  Marwood Plaza              Fee                    100.0     Built 1962       105,785    Kroger
     Indianapolis, IN

46.  Matteson Plaza             Fee                    100.0     Built 1988       275,455    Service Merchandise,
     Matteson, IL                                                                            Dominick's, Michael's Arts &
                                                                                             Crafts, Value City

47.  Memorial Plaza             Fee                    100.0     Built 1966       131,177    Office Max, (11)
     Sheboygan, WI

48.  Mounds Mall Cinema         Fee                    100.0     Built 1974         7,500    Kerasotes Theater
     Anderson, IN

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------
49.  Muncie Plaza                 Fee                 100.0         Built 1998       172,651     Kohl's, Office Max, Shoe
     Muncie, IN                                                                                  Carnival, T.J. Maxx

50.  New Castle Plaza             Fee                 100.0         Built 1966        91,648     Goody's
     New Castle, IN

51.  North Ridge Plaza            Fee                 100.0         Built 1985       367,282     Service Merchandise, Best
     Joliet, IL                                                                                  Buy, Cub Foods, Hobby Lobby,
                                                                                                 Office Max

52.  North Riverside Park Plaza   Fee                 100.0         Built 1977       119,608     Dominick's
     North Riverside, IL

53.  Northland Plaza              Fee and Ground      100.0         Built 1988       209,515     Marshalls, Phar-Mor, Service
     Columbus, OH                 Lease (7) (2085)                                               Merchandise (5)

54.  Northwood Plaza              Fee                 100.0         Built 1974       209,374     Target, Cinema Grill, (11)
     Fort Wayne, IN

55.  Park Plaza                   Fee and Ground      100.0         Built 1968       109,480     Walmart (5)
     Hopkinsville, KY             Lease (7) (2039)

56.  Plaza at Buckland            Fee                  35.0         Built 1993       336,935     Toys "R" Us, Jo-Ann Etc.,
     Hills, The                                                                                  Kids "R" Us, Service
     Manchester, CT                                                                              Merchandise, Comp USA,
                                                                                                 Linens-N-Thing's, Party City,
                                                                                                 Bolton's, The Floor Store

57.  Regency Plaza                Fee                 100.0         Built 1988       287,526     Wal-Mart, Sam's Wholesale
     St. Charles, MO

58.  Ridgewood Court              Fee                  35.0         Built 1993       240,844     T.J. Maxx, Service
     Jackson, MS                                                                                 Merchandise, (11)

59.  Rockaway Convenience Center  Fee                 100.0         Acquired         135,283     Kids "R" Us, AMCE Grocery,
     Rockaway, NJ                                                   1998                         American Multi Cinema

60.  Royal Eagle Plaza            Fee                  35.0         Built 1989       199,118     Kmart, Stein Mart
     Coral Springs, FL

61.  Shops at Northeast Plaza,    Fee                 100.0         Built 1999       226,611     Old Navy, Nordstrom Rack,
     The                                                                                         Bed, Bath & Beyond, Office
     Hurst, TX                                                                                   Max, Michael's, Petsmart,
                                                                                                 T.J. Maxx, Ultra Cosmectics,
                                                                                                 Best Buy

62.  St. Charles Towne Plaza      Fee                 100.0         Built 1987       432,860     Value City Furniture, T.J.
     Waldorf, MD                                                                                 Maxx, Ames, Jo Ann Fabrics,
                                                                                                 CVS, Shoppers Food Warehouse,
                                                                                                 (11)

63.  Teal Plaza                   Fee                 100.0         Built 1962       101,087     Circuit City, Hobby-Lobby,
     Lafayette, IN                                                                               The Pep Boys

                               Ownership
                               Interest
                              (Expiration        Ownership       Year Built       Total
     Name/Location           if Lease) (1)      Interest (2)     or Acquired       GLA              Anchors
     -------------           -------------      ------------     -----------      -----      -------------------------
64.  Terrace at The Florida  Fee                       100.0     Built 1989       332,980    Marshalls, Service
     Mall                                                                                    Merchandise, Target, Home
     Orlando, FL                                                                             Place, (11)

65.  Tippecanoe Plaza        Fee                       100.0     Built 1974        94,598    Best Buy, Barnes & Noble
     Lafayette, IN

66.  University Center       Fee                        60.0     Built 1980       150,548    Best Buy, Michaels, Service
     South Bend, IN                                                                          Merchandise

67.  Village Park Plaza      Fee                        35.0     Built 1990       503,070    Wal-Mart, Galyan's, Frank's
     Westfield, IN                                                                           Nursery, Jo-Ann Fabrics,
                                                                                             Kohl's, Marsh

68.  Wabash Village          Ground Lease (2063)       100.0     Built 1970       124,748    Kmart
     West Lafayette, IN

69.  Washington Plaza        Fee                       100.0     Built 1976        50,107    Kids "R" Us
     Indianapolis, IN

70.  Waterford Lakes Town    Fee                       100.0     Built 1999       544,048    Super Target, T.J. Maxx,
     Center                                                                                  Barnes & Noble, Regal
     Orlando, FL                                                                             20-Plex, Ross Dress for Less,
                                                                                             Petsmart, Bed, Bath & Beyond, (11)

71.  West Ridge Plaza        Fee                       100.0     Built 1988       237,729    Target, T.J. Maxx, Toys "R"
     Topeka, KS                                                                              Us, Magic Forest

72.  West Town Corners       Fee                        23.3     Built 1989       384,988    Wal-Mart, Service
     Altamonte Springs, FL                                                                   Merchandise, Sports
                                                                                             Authority, PetsMart, Winn Dixie

73.  Westland Park Plaza     Fee                        23.3     Built 1989       163,154    Burlington Coat Factory,
     Orange Park, FL                                                                         PetsMart, Sports Authority

74.  White Oaks Plaza        Fee                       100.0     Built 1986       400,303    Kohl's, Kids "R" Us, Office
     Springfield, IL                                                                         Max, T.J. Maxx, Toys "R" Us,
                                                                                             Cub Foods

75.  Wichita Mall            Ground Lease (2022)       100.0     Built 1969       379,461    Ward, Office Max, (11)
     Wichita, KS

76.  Willow Knolls Court     Fee                        35.0      Built 1990      382,377    Kohl's, Phar-Mor, Sam's
     Peoria, IL                                                                              Wholesale Club, Willow Knolls
                                                                                             Theaters 14

77.  Wood Plaza              Ground Lease (2045)       100.0      Built 1968       94,993    Country General
     Fort Dodge, IA

78.  Yards Plaza, The        Fee                        35.0      Built 1990      273,054    Burlington Coat Factory,
     Chicago, IL                                                                             Ward, Dominick's (5)

                                   Ownership
                            Interest (Expiration    Ownership      Year Built or     Total
   Name/Location               if Lease) (1)       Interest (2)       Acquired        GLA        Anchor/Specialty Anchors
   -------------            --------------------   ------------    -------------     -----       ------------------------

PROPERTIES UNDER CONSTRUCTION
1.   Arundel Mills                   Fee                37.5             (31)       1,400,000    Sun & Ski Sports, For Your
     Anne Arundel, MD                                                                            Entertainment, Iguana
                                                                                                 Amerimex, Jillian's, Bed,
                                                                                                 Bath & Beyond

2.   Orlando Premium Outlets         Fee                50.0             (32)         433,000
     Orlando, FL

---------------------------------------------------------------------------------------------------------------------------------

     Footnotes:
     ----------

(1) The date listed is the expiration date of the last renewal option available to the SPG Operating Partnership under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.
(2) The SPG Operating Partnership's interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the SPG Operating Partnership.
(3)  This retailer operates two stores at this Property.
(4) Primarily retail space with approximately 105,800 square feet of office space.
(5) Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement.
(6)  This Property is managed by a third party.
(7) Indicates ground lease covers less than 15% of the acreage of this Property.
(8) The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
(9)  Indicates anchor is currently under construction.
(10) Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(11) Includes an anchor space currently vacant.
(12) Primarily retail space with approximately 119,900 square feet of office space.
(13) The SPG Operating Partnership sold its 50% interest effective January 31, 2000.
(14) The SPG Operating Partnership is entitled to 50% of the economic benefits of this property.
(15) Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(16) Primarily retail space with approximately 52,000 square feet of office space.
(17) The SPG Operating Partnership assumed management effective January 1, 2000.
(18) Primarily retail space with approximately 69,900 square feet of office space.
(19) Primarily retail space with approximately 129,500 square feet of office space.
(20) Primarily retail space with approximately 73,800 square feet of office space.
(21) Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(22) The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II.
(23) Primarily retail space with approximately 167,100 square feet of office space.
(24) Primarily retail space with approximately 499,700 square feet of office space.
(25) Primarily office space with approximately 12,800 square feet of retail space.
(26) Primarily office space with approximately 24,300 square feet of retail space.
(27) Effective January 1, 2000, the SPG Operating Partnership acquired the remaining ownership interest in this property.
(28) Indicates ground lease covers outparcel only.
(29) The SPG Operating Partnership demolished the previously existing regional mall, Charles Towne Square, and is in the process of rebuilding this community center and a cinema on the land.
(30) The SPG Operating Partnership sold its interest effective February 18,
     2000.
(31) Scheduled to open during the fall of 2000.
(32) Scheduled to open during the summer of 2000.

     Land Held for Development

     The SPG Operating Partnership has direct or indirect ownership interests in eleven parcels of land held for future development, containing an aggregate of approximately 828 acres located in eight states. In addition, the SPG Operating Partnership, through the Management Company, has interests in two parcels of land in Mt. Juliet, Tennessee and Gwinnett County, Georgia totaling 243 acres, which were previously held for development, but are now being marketed for sale.

     Joint Ventures

     At certain of the Properties held as joint ventures, the SPG Operating Partnership and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which gives the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

     Mortgage Financing on Properties

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $643.7 million.

                MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
                            (Dollars in thousands)


                                     Interest            Face Amount     Annual Debt          Maturity
Property Name                          Rate              at 12/31/99       Service              Date
--------------------------------     --------            -----------     -----------          --------
Consolidated Indebtedness:
--------------------------

Secured Indebtedness
Simon Property Group, L.P. :
Anderson Mall                   (1)     6.57%             $   19,000      $   1,248   (2)     3/15/03    (4)
Anderson Mall                   (1)     7.01%                  8,500            596   (2)     3/15/03    (4)
Arboretum                               7.32%   (3)           34,000          2,490   (2)     11/30/03   (4)
Arsenal Mall                            6.75%                 34,603          2,724           9/28/08
Arsenal Mall                            8.20%                  2,268            286           5/15/16
Battlefield Mall                        7.50%                 47,610          4,765            1/1/04
Battlefield Mall                        6.81%                 44,567          3,524            1/1/04
Biltmore Square                         7.15%                 25,765          2,795            1/1/01
Bloomingdale Court              (5)     7.78%                 29,879          2,578           10/1/09
Century III Mall                        6.78%                 66,000          4,475   (2)      7/1/03
Chesapeake Center                       8.44%                  6,563            554   (2)     5/15/15
Chesapeake Square                       7.28%                 46,739          4,883            1/1/01
Cielo Vista Mall                (6)     9.38%                 54,502          5,672            5/1/07
Cielo Vista Mall                (6)     8.13%                  1,731            156           11/1/05
Cielo Vista Mall                (6)     6.76%                 38,584          3,039            5/1/07
CMBS Loan - Fixed Component     (7)     7.31%                175,000         12,790   (2)     12/15/07
CMBS Loan - Variable Component  (7)     6.16%   (8)           50,000          3,078   (2)     12/15/07
College Mall                    (9)     7.00%                 41,598          3,908            1/1/09
College Mall                    (9)     6.76%                 11,883            935            1/1/09
Columbia Center                         7.62%                 42,326          3,225   (2)     3/15/02
Crystal River                           8.82%   (10)          15,292          1,349   (2)      1/1/01
Eastgate Consumer Mall                  6.82%   (11)          22,929          1,564   (2)     3/29/02    (4)
Eastland Mall (OK)              (12)    6.81%                 15,000          1,022   (2)     3/15/03    (4)
Florida Mall, The                       6.65%                 90,000          5,985   (2)     2/28/00
Forest Mall                     (12)    6.57%                 12,800            841   (2)     3/15/03    (4)
Forest Mall                     (12)    6.81%                  2,750            187   (2)     3/15/03    (4)
Forest Plaza                    (5)     7.78%                 16,388          1,414           10/1/09
Forest Village Park Mall        (1)     6.57%                 20,600          1,353   (2)     3/15/03    (4)
Forest Village Park Mall        (1)     7.01%                  1,250             88   (2)     3/15/03    (4)
Forum Phase I - Class A-1               7.13%                 46,996          3,348   (2)     5/15/04
Forum Phase I - Class A-2               6.19%   (13)          44,386          2,747   (2)     5/15/04
Forum Phase II - Class A-1              7.13%                 43,004          3,064   (2)     5/15/04
Forum Phase II - Class A-2              6.19%   (13)          40,614          2,514   (2)     5/15/04
Golden Ring Mall                (12)    6.57%                 29,750          1,955   (2)     3/15/03    (4)
Great Lakes Mall                        6.74%                 52,632          3,547   (2)      3/1/01
Great Lakes Mall                        7.07%                  8,489            600   (2)      3/1/01
Greenwood Park Mall             (9)     7.00%                 34,839          3,273            1/1/09
Greenwood Park Mall             (9)     6.76%                 61,397          4,831            1/1/09
Grove at Lakeland Square, The           8.44%                  3,750            317   (2)     5/15/15
Gulf View Square                        8.25%                 37,064          3,652           10/1/06
Highland Lakes Center                   7.32%   (3)           14,377          1,053   (2)      3/1/02
Hutchinson Mall                 (12)    8.44%                 11,382          1,108           3/15/03    (4)
Hutchinson Mall                 (12)    6.81%                  4,500            306   (2)     3/15/03    (4)
Jefferson Valley Mall                   6.37%   (14)          50,000          3,186   (2)     1/12/00
Keystone at the Crossing                7.85%                 63,569          5,642            7/1/27
Lake View Plaza                 (5)     7.78%                 21,785          1,880           10/1/09
Lakeline Mall                           7.65%                 72,180          6,300            5/1/07
Lakeline Plaza                  (5)     7.78%                 23,883          2,061           10/1/09
Lima Mall                               7.12%                 14,180          1,010   (2)      3/1/02
Lima Mall                               7.12%                  4,723            336   (2)      3/1/02
Lincoln Crossing                (5)     7.78%                  3,298            285           10/1/09
Longview Mall                   (1)     6.57%                 22,100          1,452   (2)     3/15/03    (4)
Longview Mall                   (1)     7.01%                  5,500            386   (2)     3/15/03    (4)

Mainland Crossing                       7.32%  (3)              1,603         117   (2)       3/31/02
Markland Mall                  (12)     6.57%                  10,000         657   (2)       3/15/03   (4)
Matteson Plaza                 (5)      7.78%                   9,593         828             10/1/09
McCain Mall                    (6)      9.38%                  25,450       2,721             5/1/07
McCain Mall                    (6)      6.76%                  17,809       1,402             5/1/07
Melbourne Square                        7.42%                  38,869       3,374             2/1/05
Miami International Mall                6.91%                  45,920       3,758            12/21/03
Midland Park Mall               (12)    6.57%                  22,500       1,478   (2)       3/15/03   (4)
Midland Park Mall               (12)    6.81%                   5,500         375   (2)       3/15/03   (4)
Muncie Plaza                    (5)     7.78%                   8,294         716             10/1/09
Net Lease (Atlanta)                     8.00%                     868         263             12/1/02
Net Lease (Braintree)                   9.75%                      22          66             4/1/00
Net Lease (Chattanooga)                 6.80%                     625         274             5/31/02
North East Mall                         7.20%   (15)           73,636       5,300   (2)       5/21/04   (4)
North Riverside Park Plaza              9.38%                   3,769         452             9/1/02
North Riverside Park Plaza             10.00%                   3,617         420             9/1/02
North Towne Square              (12)    6.57%                  23,500       1,544   (2)       3/15/03   (4)
Northgate Shopping Center               7.62%                  79,035       6,022   (2)       3/15/02
Orland Square                           7.74%   (16)           50,000       3,871   (2)       9/1/01
Paddock Mall                            8.25%                  29,478       2,905             10/1/06
Palm Beach Mall                         7.50%                  49,419       4,803            12/15/02
Port Charlotte Town Center              7.28%                  45,024       3,857             1/1/01
Port Charlotte Town Center              7.28%                   7,075         591             1/1/01
Randall Park Mall                       7.33%                  35,000       2,566   (2)       7/11/08
Randall Park Mall                       7.33%                   5,000         367   (2)       7/11/08
Regency Plaza                   (5)     7.78%                   4,497         388             10/1/09
Richmond Towne Square                   6.82%   (11)           45,898       3,131   (2)       7/15/03   (4)
River Oaks Center                       8.67%                  32,500       2,818   (2)       6/1/02
Shops @ Mission Viejo                   6.87%   (17)          110,068       7,564   (2)       9/14/03   (4)
South Park Mall                 (1)     7.25%                  19,508       1,717             3/15/03   (4)
South Park Mall                 (1)     7.01%                   6,876         570             3/15/03   (4)
St. Charles Towne Plaza         (5)     7.78%                  28,780       2,483             10/1/09
Sunland Park Mall               (18)    8.63%                  39,125       3,773             1/1/26
Tacoma Mall                             7.62%                  92,474       7,047   (2)       3/15/02
Terrace at Florida Mall, The            8.44%                   4,688         396   (2)       5/15/15
Tippecanoe Mall                 (9)     8.45%                  45,485       4,647             1/1/05
Tippecanoe Mall                 (9)     6.81%                  15,845       1,253             1/1/05
Towne East Square               (9)     7.00%                  54,998       5,167             1/1/09
Towne East Square               (9)     6.81%                  24,758       1,958             1/1/09
Treasure Coast Square                   7.42%                  52,427       4,714             1/1/06
Treasure Coast Square                   8.06%                  11,992       1,127             1/1/06
Trolley Square                          5.81%                  19,000       1,104   (2)       7/23/00   (19)
Trolley Square                          7.32%   (3)             4,641         340   (2)       7/23/00
Trolley Square                          7.32%   (3)             3,500         256   (2)       7/23/00
University Park Mall                    7.43%                  59,500       4,421   (2)       10/1/07
Valle Vista Mall                (6)     9.38%                  33,707       3,604             5/1/07
Valle Vista Mall                (6)     6.81%                   7,916         626             5/1/07
Waterford Lakes                         7.22%   (20)           30,336       2,191   (2)       8/16/04   (4)
West Ridge Plaza                (5)     7.78%                   5,796         500             10/1/09
White Oaks Mall                         7.41%   (21)           16,500       1,223   (2)       3/1/00
White Oaks Plaza                (5)     7.78%                  17,688       1,526             10/1/09
Windsor Park Mall                       8.00%                   5,694         544             6/1/00
Windsor Park Mall                       8.00%                   8,749         787             5/1/12
                                                          -----------
   Total Consolidated Secured Indebtedness                $ 3,087,077

     Unsecured Indebtedness
Simon Property Group, L.P.:
Medium Term Notes - 1                     7.13%                   100,000                  7,125  (22)     6/24/05
Medium Term Notes - 2                     7.13%                   180,000                 12,825  (22)     9/20/07
Putable Asset Trust Securities            6.75%                   100,000                  6,750  (22)    11/15/03
Unsecured Term Loan                       6.62%   (23)            150,000                  9,934  (2)      2/28/02   (4)
Unsecured Notes - 1                       6.88%                   250,000                 17,188  (22)    11/15/06
Unsecured Notes - 2A                      6.75%                   100,000                  6,750  (22)     7/15/04
Unsecured Notes - 2B                      7.00%                   150,000                 10,500  (22)     7/15/09
Unsecured Notes - 3                       6.88%                   150,000                 10,313  (22)    10/27/05
Unsecured Notes - 4A                      6.63%                   375,000                 24,844  (22)     6/15/03
Unsecured Notes - 4B                      6.75%                   300,000                 20,250  (22)     6/15/05
Unsecured Notes - 4C                      7.38%                   200,000                 14,750  (22)     6/15/18
Unsecured Notes - 5A                      6.75%                   300,000                 20,250  (22)      2/9/04
Unsecured Notes - 5B                      7.13%                   300,000                 21,375  (22)      2/9/09
Unsecured Revolving Credit Facility       6.47%   (24)            785,000                 50,809  (2)      8/25/02
Acquisition Facility - 2                  6.47%   (25)            450,000                 29,126  (2)      3/24/00
Acquisition Facility - 3                  6.47%   (25)            500,000                 32,363  (2)      9/24/00
Mandatory Par Put Remarketed Securities   7.00%   (26)            200,000                 14,000  (22)     6/15/08
                                                            -------------
                                                                4,590,000

Shopping Center Associates:
Unsecured Notes - SCA 1                   6.75%                   150,000                 10,125  (22)     1/15/04
Unsecured Notes - SCA 2                   7.63%                   110,000                  8,388  (22)     5/15/05
                                                            -------------
                                                                  260,000

The Retail Property Trust:
Unsecured Notes - CPI 1                   9.00%                   250,000                 22,500  (22)     3/15/02
Unsecured Notes - CPI 2                   7.05%                   100,000                  7,050  (22)      4/1/03
Unsecured Notes - CPI 3                   7.75%                   150,000                 11,625  (22)     8/15/04
Unsecured Notes - CPI 4                   7.18%                    75,000                  5,385  (22)      9/1/13
Unsecured Notes - CPI 5                   7.88%                   250,000                 19,688  (22)     3/15/16
                                                            -------------
                                                                  825,000


                                                            -------------
      Total Consolidated Unsecured Indebtedness             $   5,675,000
                                                            -------------

      Total Consolidated Indebtedness at Face Amounts       $   8,762,077

      Net Premium on Indebtedness                           $       6,764
                                                            -------------

      Total Consolidated Indebtedness                       $   8,768,841      (27)
                                                            =============


Joint Venture Indebtedness (28):
--------------------------

Apple Blossom Mall                        7.99%                    40,926                  3,874           9/10/09
Arizona Mills                             7.12%   (29)            142,216                 10,129  (2)       2/1/02   (4)
Atrium at Chestnut Hill                   7.29%                    42,846                  4,139            4/1/01
Atrium at Chestnut Hill                   8.16%                    11,725                  1,125            4/1/01
Auburn Mall                               7.99%                    47,913                  4,222           9/10/09
Aventura Mall                             6.55%                   141,000                  9,231  (2)       4/6/08
Aventura Mall                             6.60%                    25,400                  1,675  (2)       4/6/08
Aventura Mall                             6.89%                    33,600                  2,314  (2)       4/6/08
Avenues, The                              8.36%                    56,951                  5,555           5/15/03
Cape Cod Mall                             7.62%   (30)             59,665                  4,548  (2)       4/1/03   (4)
Circle Centre Mall                        6.26%   (31)             60,000                  3,758  (2)      1/31/04   (4)
Circle Centre Mall                        7.32%   (32)              7,500                    549  (2)      1/31/04   (4)
CMBS Loan - Fixed Component       (33)    7.41%                   300,000                 22,229  (2)       5/1/06
CMBS Loan - Floating Component    (33)    6.32%                   185,000                 11,693  (2)       5/1/03
Cobblestone Court                         7.22%   (34)              6,180                    446  (2)     11/30/05
Concord Mills                             7.17%   (35)            164,442                 11,795  (2)      12/2/03   (4)
Coral Square                              7.40%                    53,300                  3,944  (2)      12/1/00


Crystal Court                              7.22% (34)            3,570            258  (2)            11/30/05
Crystal Mall                               8.66%                49,235          5,384                   2/1/03
Dadeland Mall                              6.52% (36)          140,000          9,132  (2)            12/10/00
Emerald Square Mall                        9.16%               157,500         14,427  (2)              4/1/00
Fairfax Court                              7.22% (34)           10,320            745  (2)            11/30/05
Gaitway Plaza                              7.22% (34)            7,350            531  (2)            11/30/05
Grapevine Mills                            6.47%               155,000         10,029  (2)             10/1/08
Great Northeast Plaza                      9.04%                17,519          2,110                   6/1/06
Greendale Mall                             8.23%                42,000          3,457  (2)             11/1/06
Gwinnett Place                             7.54%                39,446          3,412                   4/1/07
Gwinnett Place                             7.25%                85,960          7,070                   4/1/07
Highland Mall                              9.75%                 7,453          1,655                  12/1/09
Highland Mall                              8.50%                   188            116                  10/1/01
Highland Mall                              9.50%                 1,822            607                  11/1/01
Indian River Commons                       7.58%                 8,399            637  (37)            11/1/04
Indian River Mall                          7.58%                46,602          3,532  (37)            11/1/04
Lakeland Square                            7.26%                51,840          4,368                 12/22/03
Liberty Tree Mall                          7.32% (3)            47,319          4,176                  10/1/01
Liberty Tree Mall                          9.98% (38)            8,377            925                  10/1/01
Mall at Rockingham                         7.62% (39)          100,000          7,793  (2)             8/24/00
Mall of America                            6.69% (40)          312,000         20,881  (2)            11/19/03
Mall of Georgia                            7.09%               200,000         14,180  (2)              7/1/10
Mall of Georgia Crossing                   7.25%                23,931          1,735  (2)             6/10/06  (4)
Mall of New Hampshire                      6.96%               104,779          8,345                  10/1/08
Mall of New Hampshire                      8.53%                 8,483            987                  10/1/08
Metrocenter                                8.45%                30,769          3,028                  2/28/08
Montreal Forum                             6.50% (41)           11,011            716  (2)             1/31/02
Northfield Square                          9.52%                23,753          2,575                   4/1/00
Northshore Mall                            9.05%               161,000         14,571  (2)             5/14/04
Ontario Mills                              0.00% (42)            5,000            300  (40)           12/28/09
Ontario Mills                              6.75%               143,594         11,042                  11/2/08
Orlando Premium Outlets                    7.32% (43)           20,845          1,526  (2)             2/12/04  (4)
Plaza at Buckland Hills, The               7.22% (34)           17,680          1,276  (2)            11/30/05
Ridgewood Court                            7.22% (34)            7,980            576  (2)            11/30/05
Royal Eagle Plaza                          7.22% (34)            7,920            572  (2)            11/30/05
Seminole Towne Center                      6.88%                70,500          4,850  (2)              1/1/06
Shops at Sunset Place, The                 7.07% (44)          102,191          7,227  (2)             6/30/02  (4)
Smith Haven Mall                           7.86%               115,000          9,039  (2)              6/1/06
Solomon Pond                               7.83%                96,250          8,564                   2/1/04
Source, The                                6.65%               124,000          8,246  (2)             11/6/08
Square One                                 8.40%               105,825         10,138                  12/1/01
Tower Shops, The                           7.02% (45)           12,900            906                  3/13/00
Town Center at Cobb                        7.54%                50,205          4,347                   4/1/07
Town Center at Cobb                        7.25%                65,471          5,381                   4/1/07
Village Park Plaza                         7.22% (34)            8,960            647  (2)            11/30/05
West Town Corners                          7.22% (34)           10,330            746  (2)            11/30/05
West Town Mall                             6.90%                76,000          5,244  (2)              5/1/08
Westchester, The                           8.74%               150,849         14,478                   9/1/05
Westchester, The                           7.20%                53,674          4,402                   9/1/05
Westland Park Plaza                        7.22% (34)            4,950            357  (2)            11/30/05
Willow Knolls Court                        7.22% (34)            6,490            469  (2)            11/30/05
Yards Plaza, The                           7.22% (34)            8,270            597  (2)            11/30/05
                                                          ------------
      Total Joint Venture Indebtedness at Face Amounts    $  4,499,174

      Premium on Indebtedness                             $     22,521
                                                          ------------
      Total Joint Venture Indebtedness                    $  4,521,695  (46)
                                                          ============

                              (Footnotes on following page)



(Footnotes for preceding pages)

 (1) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
 (2)  Requires monthly payment of interest only.
 (3)  LIBOR + 1.500%.
 (4) Includes applicable extension available at the SPG Operating Partnership's option.
 (5) These eleven Properties are cross-collateralized and cross-defaulted.
 (6) These three Properties are cross-collateralized and cross-defaulted.
 (7) Secured by cross-collateralized and cross-dafaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
 (8) LIBOR + 0.365%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.16%.
 (9) Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(10)  LIBOR + 3.000%.
(11)  LIBOR + 1.000%.
(12) Loans secured by these seven Properties are cross-collateralized and cross-defaulted.
(13) LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.19%.
(14)  LIBOR + 0.550%, with LIBOR capped at 8.700% through maturity.
(15)  LIBOR + 1.375%.
(16)  LIBOR + 0.500%, with LIBOR swapped at 7.24% through maturity.
(17)  LIBOR + 1.050%.
(18) Lender also participates in a percentage of certain gross receipts above a specified base.
(19) July 23, 2000 is the earliest date on which the lender may call the bonds.
(20)  LIBOR + 1.400%.
(21)  LIBOR + 1.300%, with LIBOR set using a 90 day rate.
(22)  Requires semi-annual payments of interest only.
(23)  LIBOR + 0.800%.
(24) $1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.53% and 16.77%, respectively. As of 12/31/99, $460,519 was available after outstanding borrowings and letters of credit.
(25)  LIBOR + 0.650%. Consists of two tranches of $450,000 and
      $500,000 due 03/24/00 and 09/24/00, respectively. Commitments have been received in excess of $450,000 to refinance the first tranche for one year. SPG and the SPG Operating Partnership are co-obligors of this debt.
(26) The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 16, 2008.
(27) Includes minority interest partners' share of consolidated indebtedness of $160,517.
(28) As defined in the accompanying consolidated financial statements, Joint Venture Properties are those accounted for using the equity method of accounting.
(29)  LIBOR + 1.300%, with LIBOR capped at 9.500% through maturity.
(30)  LIBOR + 1.800%.
(31)  LIBOR + 0.440%, with LIBOR capped at 8.81% through maturity.
(32)  LIBOR + 1.500%, with LIBOR capped at 7.75% through maturity.
(33) These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties
      (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley
      Mall). A weighted average rate is used for each component. The floating component has an interest protection agreement which caps LIBOR at 11.67%.
(34) The interest rate on this cross-collateralized and cross-defaulted mortgage is fixed at 7.22% through November of 2000 and thereafter the rate is the greater of 7.22% or 2.00% over the then current yield of a six month treasury bill selected by lender.
(35)  LIBOR + 1.350%.
(36)  LIBOR + 0.700%.
(37) Loans require monthly interest payments only until they begin amortizing November, 2000.
(38)  LIBOR + 4.160%.
(39)  LIBOR + 1.970%.
(40)  LIBOR + 0.870%, with LIBOR capped at 8.130% through April 30, 2000.
(41)  Canadian Prime.
(42)  Beginning January 2000, this note will bear interest at 6.000%.
(43)  LIBOR + 1.500%, rate may be reduced based upon project performance.
(44)  LIBOR + 1.250%, rate may be reduced based upon project performance.
(45)  LIBOR + 1.200%.
(46) Includes outside partners' share of indebtedness of $2,635,335 and indebtedness of an affiliate of $37,097.

Item 3.   Legal Proceedings

     Please refer to Note 13 of the attached audited financial statements for a summary of material litigation.

     The SPG Operating Partnership is subject to routine litigation and administrative proceedings arising in the ordinary course of its business, none of which are expected to have a material adverse effect on its financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    Part II

Item 5. Market for the Registrant and Related Unitholder Matters

          There is no established public trading market for the SPG Operating Partnership's Units or preferred Units. The following table sets forth for the periods indicated, the distributions declared on the Units:

                                                      Declared
                      1999                          Distribution
                      -----                         ------------
                   1st Quarter                      $   0.5050
                   2nd Quarter                      $   0.5050
                   3rd Quarter                      $   0.5050
                   4th Quarter                      $   0.5050

                      1998
                      ----
                   1st Quarter                      $   0.5050
                   2nd Quarter                      $   0.5050
                   3rd Quarter                      $   0.5050
                   4th Quarter                      $   0.5050 (1)

     (1) Includes a $0.4721 distribution declared in the third quarter of 1998, but not payable until the fourth quarter of 1998, related to the CPI Merger, designated to align the time periods of distribution payments of the merged companies. The current annual distribution rate is $2.02 per Unit.

     Holders
     -------

     The number of holders of Units was 237 as of March 16, 2000.

     Unregistered Sales of Equity Securities

     The Registrant did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended (the "Act") during the fourth quarter of 1999, except as follows: On October 15, 1999, the Registrant issued 1,000,000 8.00% Series E Cumulative Redeemable Preferred Units to SPG in connection with a property acquisition. The foregoing transaction was exempt from registration under the Act in reliance on Section 4 (2).

Item 6. Selected Financial Data

     The following tables set forth selected financial data for the SPG Operating Partnership. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Other data management believes is important in understanding trends in the SPG Operating Partnership's business is also included in the tables.

                                                                   As of or for the Year Ended December 3l,
                                              ----------------------------------------------------------------------------------
                                                 1999(1)           1998(1)           1997(1)           1996(2)           1995
                                              -----------       -----------       -----------        ----------       ----------
                                                                     (in thousands, except per Unit data)
                                                                     ------------------------------------
OPERATING DATA:
 Total revenue                                $ 1,880,235       $ 1,400,189       $ 1,054,167        $  747,704       $  553,657
 Income before unusual and extraordinary
  items                                           309,843           233,256           203,133           134,663          101,505
 Net income available for Unitholders         $   221,815       $   198,931       $   173,943        $  118,448       $   96,730

BASIC EARNINGS PER UNIT:
 Income before extraordinary items            $      0.98       $      1.01       $      1.08        $     1.02       $     1.08
 Extraordinary items                                (0.03)             0.04                --             (0.03)           (0.04)
                                              -----------       -----------       -----------        ----------       ----------
 Net income                                   $      0.95       $      1.05       $      1.08        $     0.99       $     1.04
                                              ===========       ===========       ===========        ==========       ==========
 Weighted average Units outstanding               232,569           189,082           161,023           120,182           92,666
DILUTED EARNINGS PER UNIT:
 Income before extraordinary items            $      0.98       $      1.01       $      1.08        $     1.01       $     1.08
 Extraordinary items                                (0.03)             0.04                --             (0.03)           (0.04)
                                              -----------       -----------       -----------        ----------       ----------
 Net income                                   $      0.95       $      1.05       $      1.08        $     0.98       $     1.04
                                              ===========       ===========       ===========        ==========       ==========
 Diluted weighted average Units
  outstanding                                     232,706           189,440           161,407           120,317           92,776

Distributions per Unit (3)                    $      2.02       $      2.02       $      2.01        $     1.63       $     1.97

BALANCE SHEET DATA:
 Cash and cash equivalents                    $   153,743       $   124,466       $   109,699        $   64,309       $   62,721
 Total assets                                  14,046,727        13,112,916         7,662,667         5,895,910        2,556,436
 Mortgages and other indebtedness               8,768,841         7,972,381         5,077,990         3,681,984        1,980,759
 Limited Partners' Interest                            --                --                --                --          908,764
 Partners' equity (deficit)                   $ 4,553,237       $ 4,587,801       $ 2,251,299        $1,945,174       $ (589,126)

OTHER DATA:
 Cash flow provided by (used in):
  Operating activities                        $   619,850       $   543,663       $   370,907        $  236,464       $  194,336
  Investing activities                           (595,460)       (2,099,009)       (1,243,804)         (199,742)        (222,679)
  Financing activities                              4,887         1,570,113           918,287           (35,134)         (14,075)
 Ratio of Earnings to Fixed Charges (4)             1.50x             1.56x             1.68x             1.64x            1.67x
                                              ===========       ===========       ===========        ==========       ==========

Notes
(1) Notes 3, 4 and 5 to the accompanying financial statements describe the NED Acquisition and the CPI Merger, which occurred August 27, 1999 and September 24, 1998, respectively, and other 1999, 1998 and 1997 real estate acquisitions and development. Note 2 to the accompanying financial statements describes the basis of presentation.
(2)  Beginning August 9, 1996, results include the DRC Merger.
(3) Represents distributions declared per period, which, in 1996, includes a distribution of $0.1515 per Unit declared on August 9, 1996, in connection with the DRC Merger, designated to align the time periods of distributions of the merged companies. The current annual distribution rate is $2.02 per Unit.
(4) In 1999, includes a $12,000 unusual loss (see Note 13 to the accompanying financial statements) and a total of $12,290 of asset write-downs. Excluding these items, the ratio would have been 1.53x in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the SPG Operating Partnership (see below) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; substantial indebtedness; conflicts of interests; maintenance of REIT status; and environmental/safety requirements.

     Overview

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation. ("SRC" and together with SPG, the "Companies"). Units of partnership interests ("Units") in the SPG Operating Partnership are paired with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership"). The SRC Operating Partnership is the primary subsidiary of SRC.

     The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties in the United States, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties"), five additional retail real estate properties operating in Europe and two properties currently under construction (the "Portfolio" or the "Portfolio Properties"). The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 to the attached financial statements for a description of the activities of the Management Company.

     Operating results of the SPG Operating Partnership for the two years ended December 31, 1999 and 1998, and their comparability to the respective prior periods, have been significantly impacted by a number of Property acquisitions and openings beginning in 1997. The greatest impact on results of operations has come from the September 24, 1998 acquisition, through merger, of Corporate Property Investors, Inc. ("CPI") (the "CPI Merger") (see Note 4 to the financial statements), and the acquisition of Shopping Center Associates (the "SCA Acquisition"), which included a series of transactions from September 29, 1997 to June 1, 1998 (see Note 5 to the financial statements). In addition, the SPG Operating Partnership acquired ownership interests in, or commenced operations of, a number of other Properties throughout the comparative periods and, as a result, increased the number of Properties it accounts for using the consolidated method of accounting and sold interests in several Properties throughout the comparative periods (together, the "Property Transactions"). Please refer to "Liquidity and Capital Resources" for additional information on such 1999 activity and refer to Note 5 to the financial statements for information about acquisitions, dispositions and development activity prior to 1999.

Results of Operations

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

     Operating income increased $212.7 million or 33.2% in 1999 as compared to 1998. This increase is primarily the result of the CPI Merger ($141.3 million) and the Property Transactions ($23.0 million). Excluding these transactions, operating income increased approximately $48.5 million, primarily resulting from an approximately $15.1 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio from the SPG Operating Partnership's strategic marketing division, Simon Brand Ventures ("SBV"); a $39.1 million increase in minimum rents; a $6.3 million increase in gains from sales of peripheral properties; a $7.2 million increase in interest income and a $4.3 million increase in lease settlement income, partially offset by a $14.1 million increase in depreciation and amortization and an $8.6 million decrease in fee income. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $7.9 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

     Interest expense increased $159.6 million, or 38.0% in 1999 as compared to 1998. This increase is primarily a result of the CPI Merger ($124.9 million) and the Property Transactions ($18.0 million). The remaining increase includes incremental interest resulting from the SPG Operating Partnership's 1998 issuance of $1,075 million of public notes, the proceeds of which were used primarily to pay down the Credit Facility (see Liquidity and Capital Resources) ($4.5 million), and incremental interest on borrowings under the Credit Facility to complete the NED Acquisition, and acquire ownership interests in the IBM Properties and Mall of America ($6.3 million) (see Liquidity and Capital Resources and Notes 3 & 5 to the financial statements).

     Income from unconsolidated entities increased $21.5 million in 1999, resulting from an increase in the SPG Operating Partnership's share of income from partnerships and joint ventures ($22.6 million), partially offset by a decrease in its share of the income from the Management Company ($1.1 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the joint venture interests acquired in the CPI Merger ($11.4 million), the IBM Properties ($3.2 million) and the NED Acquisition ($3.1 million). The decrease in Management Company income is primarily the result of losses associated with interests in two parcels of land held by the Management Company ($7.3 million), partially offset by increases in SBV revenues ($2.9 million), construction services revenues ($1.3 million) and increased earnings from a subsidiary captive insurance company ($1.1 million).

     As discussed further in Note 13 to the financial statements, the $12.0 million unusual item in 1999 is the estimated result of damages arising from the litigation surrounding the 1996 acquisition through merger of DeBartolo Realty Corporation (the "DRC Merger"). The actual amount of damages has not yet been determined by the courts.

     The $6.7 million extraordinary loss and $7.1 million extraordinary gain in 1999 and 1998, respectively, are the net results from refinancings, early extinguishments and/or forgiveness of debt.

     Net income was $291.1 million during 1999, an increase of $50.7 million over 1998, primarily for the reasons discussed above, and was allocated to the Unitholders of the SPG Operating Partnership based upon their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

     Operating income increased $163.0 million or 34.2% in 1998 as compared to 1997. This increase is primarily the result of the CPI Merger ($60.3 million), the SCA Acquisition ($55.1 million), the Property Transactions ($18.5 million) and approximately $12.9 million from SBV. Excluding these transactions, operating income increased approximately $16.2 million, primarily due to a $20.2 million increase in minimum rent, and increases in gains from sales of peripheral properties ($3.4 million) and interest income ($2.8 million), partially offset by a $6.3 million increase in depreciation and amortization and a $4.3 million increase in recoverable expenses over tenant reimbursements. The increase in minimum rents results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.

     Interest expense increased $132.5 million, or 46.0% in 1998 as compared to 1997. This increase is primarily a result of the CPI Merger ($45.8 million), the SCA Acquisition ($59.1 million) and the Property Transactions ($15.0 million) and incremental interest ($12.7 million) on borrowings under the Credit Facility to acquire the IBM Properties (see Note 5 to the financial statements).

     The $7.3 million loss on the sale of an asset in 1998 is the result of the June 30, 1998 sale of Southtown Mall for $3.3 million.

     Income from unconsolidated entities increased $9.0 million from $19.2 million in 1997 to $28.1 million in 1998, resulting from an increase in the SPG Operating Partnership's share of income from partnerships and joint ventures ($13.6 million), partially offset by a decrease in the SPG Operating Partnership's share of income from the Management Company ($4.6 million). The increase in the SPG Operating Partnership's share of income from partnerships and joint ventures is primarily the result of the addition of the IBM Properties ($14.5 million) and the CPI Merger ($6.8 million), partially offset by the increase in the amortization of the excess of the SPG Operating Partnership's investment over their share of the equity in the underlying net assets of unconsolidated joint-venture Properties ($8.7 million). The decrease in Management Company includes a $6.0 million decrease in development fee income.

     The $7.1 million gain from extraordinary items in 1998 is the result of debt forgiveness, partially offset by prepayment penalties and write-offs of mortgage costs associated with early extinguishments of debt.

     Net income was $240.4 million in 1998, as compared to $203.2 million in 1997, reflecting an increase of $37.2 million, for the reasons discussed above, and was allocated to the Unitholders of the SPG Operating Partnership based on their preferred unit preferences and weighted average ownership interests in the SPG Operating Partnership during the year.

     Liquidity and Capital Resources

     As of December 31, 1999, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $153.7 million, including $72.4 million related to the SPG Operating Partnership's gift certificate program, which management does not consider available for general working capital purposes. The SPG Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $461 million at December 31, 1999. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

     Sensitivity Analysis. The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1999, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $5.8 million, and would decrease the fair value of debt by approximately $170 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $5.8 million, and would increase the fair value of debt by approximately $180 million.

     Financing and Debt

     At December 31, 1999, the SPG Operating Partnership had consolidated debt of $8,769 million, of which $6,275 million was fixed-rate debt, bearing interest at a weighted average rate of 7.3% and $2,494 million was variable-rate debt bearing interest at a weighted average rate of 6.6%. As of December 31, 1999, the SPG Operating Partnership had interest rate protection agreements related to $438 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates in 1999.

     The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6,017 million, with $4,459 million thereafter. The SPG Operating Partnership, together with SPG and the SRC Operating Partnership (See Note 1 to the financial statements), have a combined ratio of consolidated debt-to-market capitalization of 58.1% and 51.2% at December 31, 1999 and 1998, respectively. The increase is primarily the result of a decrease in the estimated value of the Units.

The following summarizes significant financing and refinancing transactions completed in 1999:

    Financings Related to the NED Acquisition. The SPG Operating Partnership's approximately $894 million share of the cost of the NED Acquisition (see below) included the assumption of approximately $530.0 million of mortgage indebtedness; $177.1 million in cash; the issuance of 1,269,446 Units valued at approximately $36.4 million; the issuance of 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72.8 million; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78.0 million. The SPG Operating Partnership's share of the cash portion of the purchase price was financed primarily using the Credit Facility.

     In connection with the NED Acquisition, SPG borrowed $92.8 million from the SPG Operating Partnership at 7.8% interest with a maturity of December 2009. SPG used the proceeds to purchase a noncontrolling 88% interest in one of the NED Properties. SPG contributed its interest in such Property to the SPG Operating Partnership in exchange for 3,617,070 Units. The SPG Operating Partnership then contributed its interest in such Property to Mayflower (see Note 3 to the accompanying financial statements) in exchange for an ownership interest in Mayflower.

     Secured Indebtedness. During 1999, the SPG Operating Partnership refinanced approximately $295 million of mortgage indebtedness on five of the Properties. The SPG Operating Partnership's share of the refinanced debt is approximately $270 million. The weighted average maturity of the indebtedness increased from approximately 2.0 years to 7.4 years, while the weighted average interest rates decreased from approximately 8.0% to 7.7%.

     Credit Facility. During 1999, the SPG Operating Partnership obtained a three-year extension on the Credit Facility to August 25, 2002, with an additional one-year automatic extension available at the option of the SPG Operating Partnership. The maximum and average amounts outstanding during 1999 under the Credit Facility were $785 million and $487 million, respectively.

     Unsecured Notes. On February 4, 1999, the SPG Operating Partnership completed the sale of $600 million of senior unsecured notes. The notes include two $300 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594 million to retire the $450 million initial tranche of the $1.4 billion unsecured bridge loan, which financed the majority of the cash portion of the CPI Merger (the "Merger Facility") and to pay $142 million on the outstanding balance of the Credit Facility. Following this offering, the SPG Operating Partnership had $250 million remaining on its debt shelf registration, under which debt securities may be issued.

     In addition to these transactions, the SPG Operating Partnership has also received commitments from various lending institutions totaling $550 million to payoff the second $450 million tranche of the Merger Facility, which becomes due March 24, 2000 and bears interest at LIBOR plus 65 basis points. The new facility will mature March 2001 and also bears interest at LIBOR plus 65 basis points.

     Acquisitions and Disposals

     The NED Acquisition. During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns 49.1%, to acquire interests in the remaining properties. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA.

     Other Acquisitions. During 1999, in addition to the NED Acquisition, the SPG Operating Partnership acquired the remaining interests in four Properties, and 50% of the economic benefits of Mall of America for a combined price of approximately $318 million. The purchase price included the assumption of a $134 million pro rata share of mortgage indebtedness with a weighted average rate and maturity of 6.8% and 4.4 years, respectively; the issuance of 1,000,000 shares of 8% Redeemable Preferred Stock in SPG for $24 million and $160 million in cash funded primarily from the Credit Facility.

In exchange for the 8% Redeemable Preferred Stock issued as consideration in the acquisition of an interest in Mall of America, the SPG Operating Partnership issued preferred Units to SPG with the same economic terms as the preferred stock.

     See Note 5 to the financial statements for 1998 and 1997 acquisition activity.

     Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the SPG Operating Partnership's growth strategy. Management believes that funds on hand, and amounts available under the Credit Facility, together with the ability to issue Units, provide the means to finance certain acquisitions. No assurance can be given that the SPG Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Disposals. During 1999, the SPG Operating Partnership sold land at an office building and a hotel, and two community centers for a total of $47 million, resulting in a net loss of $2 million. The net proceeds from these sales were used primarily to reduce the outstanding balance on the Credit Facility.

     In addition to the Property sales described above, as a continuing part of the SPG Operating Partnership's long-term strategic plan, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. These include interests in one regional mall and one community center sold in the first quarter of 2000 and one regional mall and four community centers, which are under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

     Development Activity

     New Developments. Development activities are an ongoing part of the SPG Operating Partnership's business. During 1999, the SPG Operating Partnership opened six new Properties aggregating approximately 4.9 million square feet of GLA. In total, the SPG Operating Partnership invested approximately $400 million on new developments in 1999. With fewer new developments currently under construction, the SPG Operating Partnership expects 2000 development costs to be approximately $130 million.

     Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 1999, the SPG Operating Partnership invested approximately $277 million on redevelopment projects and completed four major redevelopment projects, which added approximately 1.4 million square feet of GLA to the Portfolio. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development and expects to invest approximately $270 million on redevelopment in 2000.

     International Expansion. The SPG Operating Partnership and the Management Company have a 25% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The SPG Operating Partnership's total investment in ERE and BEG at December 31, 1999 was approximately $41 million, with commitments for an additional $22 million, subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects. The agreements with BEG and ERE are structured to allow the SPG Operating Partnership to acquire an additional 25% ownership interest over time. As of December 31, 1999, BEG and ERE had three Properties open in Poland and two in France.

     Other

     On September 30, 1999, the SPG Operating Partnership entered into a five year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements throughout the Portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. This alliance is designed to reduce operating costs for the SPG Operating Partnership's tenants, as well as deliver incremental profit to the SPG Operating Partnership.

     Capital Expenditures on Consolidated Properties

                                              1999      1998      1997
                                            -------   -------   -------
     New Developments                        $ 226     $  22     $  80
     Renovations and Expansions                248       250       197
     Tenant Allowances                          64        46        38
     Recoverable Capital Expenditures           27        18        13
     Other                                      --        12         4
                                            -------   -------   -------
     Total                                   $ 565     $ 348     $ 332
                                            =======   =======   =======

     Distributions

     The SPG Operating Partnership declared distributions in 1999 aggregating $2.02 per Unit. On January 20, 2000, the SPG Operating Partnership declared a distribution of $0.5050 per Unit payable on February 18, 2000, to Unitholders of record on February 4, 2000. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

       Investing and Financing Activities

       Cash used in investing activities during 1999 includes acquisitions of $339 million, capital expenditures of $489 million, loans to affiliates of $10 million, investments in unconsolidated joint ventures of $83 million consisting primarily of development funding and $47 million of investments in and advances to the Management Company. Capital expenditures includes development costs of $86 million, renovation and expansion costs of approximately $324 million and tenant costs, and other operational capital expenditures of approximately $95 million. Acquisitions, including transaction costs, includes $183 million for the NED Acquisition and $156 million for the remaining interests in four existing Properties. These uses of cash are partially offset by distributions from unconsolidated entities of $222 million; net proceeds of $47 million from the sales of the SPG Operating Partnership's interests in the land at a hotel and an office building, and two community centers; a loan repayment from an affiliate of $21 million and cash of $83 million from the consolidations of the SPG Operating Partnership's gift certificate program and four Properties. Distributions from unconsolidated entities includes approximately $116 million resulting from financing activities, with the remainder resulting primarily from those entities' operating activities.

     Cash provided by financing activities during 1999 was $5 million and included net equity distributions of $552 million offset by net borrowings of $557 million.

     Year 2000 Project

     The SPG Operating Partnership undertook a project (the "Y2K Project") to identify and correct problems arising from the inability of information technology hardware and software systems to process dates after December 31, 1999. The SPG Operating Partnership's Y2K Project focused first upon the SPG Operating Partnership's key information technology systems (the "IT Component") and secondly upon the information systems of key tenants and key third party service providers as well as imbedded systems within common areas of substantially all of the Properties (the "Non-IT Component"). Among other things, the Y2K Project assessed year 2000 readiness of all critical items and developed and implemented replacement and contingency plans based upon the information collected.

     The SPG Operating Partnership experienced no disruptions in its key information technology systems or in the operation of its Properties as a result of any year 2000 occurrence, nor is the SPG Operating Partnership aware that any of its key tenants or key suppliers experienced any year 2000 issues which, in turn, have had any material adverse impact upon the SPG Operating Partnership's results of operations.

     The SPG Operating Partnership is also aware that other dates may cause similar problems for information technology hardware and software systems to process dates thereafter. The SPG Operating Partnership believes that its Y2K Project addressed those issues in the SPG Operating Partnership's IT Component and Non-IT Component, but has put in place contingency plans substantially similar to those designed for the Y2K Project to address information technology issues that may arise on those future dates.

     To date, the SPG Operating Partnership has expended $2.0 million on the Y2K Project and anticipates expending an additional $180 thousand to complete the implementation of any contingency and replacement plans in connection with its Y2K Project. These cost estimates do not include costs expended by the SPG Operating Partnership following the DRC Merger for software, hardware and related costs necessary to upgrade its primary operating, financial accounting and billing systems, which allowed those systems to, among other things, become year 2000 ready.

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

     New Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 will be effective for the SPG Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management is currently evaluating the impact of SFAS 133, which it believes could increase volatility in earnings and other comprehensive income.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The SPG Operating Partnership currently recognizes overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership will adopt SAB 101 effective January 1, 2000. Management is currently evaluating the impact of SAB 101 and expects to record a loss from the cumulative effect of a change in accounting principle of approximately $13 million in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout the year, but will not have a material impact on the total overage rent recognized in each full year.

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements                                                                                Page No.
          -----------------------------                                                                       --------

          Report of Independent Public Accountants                                                               45

          Consolidated Balance Sheets as of December 31, 1999 and 1998                                           46

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997             47

          Consolidated Statements of Changes in Partner's Equity for the years ended December 31, 1999,
            1998 and 1997                                                                                        48

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997             49

          Notes to Financial Statements                                                                          50

     (2)  Financial Statement Schedules
          -----------------------------
          Report of Independent Public Accountants                                                               72

          Simon Property Group, L.P. Schedule III -- Schedule of Real Estate and Accumulated Depreciation        73

          Notes to Schedule III                                                                                  78

     (3)  Exhibits
          --------

          The Exhibit Index attached hereto is hereby incorporated by reference to this Item.                    79

     (b)  Reports on Form 8-K
          -------------------

          None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Simon Property Group, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Simon Property Group, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                       ARTHUR ANDERSEN LLP


Indianapolis, Indiana
February 16, 2000.

Balance Sheets
Simon Property Group, L.P. Consolidated

(Dollars in thousands)

                                                 December 31,       December 31,
                                                    1999               1998
                                                 -----------        -----------
ASSETS:
        Investment properties, at cost           $12,640,146        $11,662,860
          Less - accumulated depreciation          1,093,103            709,114
                                                 -----------        -----------
                                                  11,547,043         10,953,746
        Cash and cash equivalents                    153,743            124,466

        Tenant receivables and accrued
         revenue, net                                287,950            217,341
        Notes and advances receivable from
         Management Company and affiliate            162,082            115,378
        Mortgage note receivable from the SRC
         Operating Partnership (Interest at
         6%, due 2013)                                    --             20,565
        Note receivable from the SRC Operating
         Partnership (Interest at 8%, due 2009)        9,848                 --
        Investment in partnerships and joint
         ventures, at equity                       1,512,671          1,303,251
        Investment in Management Company and
         affiliate                                     6,833             10,037
        Other investment                              41,902             50,176
        Goodwill, net                                 39,556             58,134
        Deferred costs and other assets              249,168            227,684
        Minority interest                             35,931             32,138
                                                 -----------        -----------
                Total assets                     $14,046,727        $13,112,916
                                                 ===========        ===========

LIABILITIES:
        Mortgages and other indebtedness         $ 8,768,841        $ 7,972,381
        Notes payable to the SRC Operating
         Partnership (Interest at 8%, due 2008)           --             17,907
        Accounts payable and accrued expenses        477,780            410,445
        Cash distributions and losses in
         partnerships and joint ventures,
         at equity                                    32,995             29,139
        Other liabilities                            213,874             95,243
                                                 -----------        -----------
                Total liabilities                  9,493,490          8,525,115
                                                 -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 13)

PARTNERS' EQUITY:

        Preferred units, 22,066,056 and
         16,053,580 units outstanding,
         respectively                              1,032,320          1,057,245

        General Partners, 171,494,311 and
         161,487,017 units oustanding,
         respectively                              2,631,618          2,540,660

        Limited Partners, 65,444,680 and
         64,182,157 units outstanding,
         respectively                              1,004,263          1,009,646

        Note receivable from SPG (Interest at
         7.8%, due 2009)                             (92,825)                --

        Unamortized restricted stock award           (22,139)           (19,750)

                                                 -----------        -----------
                Total partners' equity             4,553,237          4,587,801
                                                 -----------        -----------
                Total liabilities and partners'
                 equity                          $14,046,727        $13,112,916
                                                 ===========        ===========



       The accompanying notes are an integral part of these statements.

Statements of Operations
Simon Property Group, L.P. Consolidated

(Dollars in thousands, except per unit amounts)

                                                           For the Year Ended December 31,
                                              -------------------------------------------------------
                                                 1999                  1998                   1997
                                              ----------            ----------             ----------
REVENUE:
  Minimum rent                                $1,134,297            $  847,198             $  641,352
  Overage rent                                    60,720                49,441                 38,810
  Tenant reimbursements                          578,752               427,921                322,416
  Other income                                   106,466                75,629                 51,589
                                              ----------            ----------             ----------
    Total revenue                              1,880,235             1,400,189              1,054,167
                                              ----------            ----------             ----------
EXPENSES:
  Property operating                             292,249               225,899                176,846
  Depreciation and amortization                  378,192               266,978                200,900
  Real estate taxes                              185,340               133,038                 98,830
  Repairs and maintenance                         70,364                53,189                 43,000
  Advertising and promotion                       65,216                50,521                 32,891
  Provision for credit losses                      8,367                 6,599                  5,992
  Other                                           27,796                23,956                 18,678
                                              ----------            ----------             ----------
    Total operating expenses                   1,027,524               760,180                577,137
                                              ----------            ----------             ----------
OPERATING INCOME                                 852,711               640,009                477,030

INTEREST EXPENSE                                 579,848               420,280                287,823
                                              ----------            ----------             ----------
INCOME BEFORE MINORITY INTEREST                  272,863               219,729                189,207

MINORITY INTEREST                                (10,719)               (7,335)                (5,270)
GAIN (LOSS) ON SALES OF ASSETS, NET               (1,942)               (7,283)                    20
                                              ----------            ----------             ----------
INCOME BEFORE UNCONSOLIDATED ENTITIES            260,202               205,111                183,957

INCOME FROM UNCONSOLIDATED ENTITIES               49,641                28,145                 19,176
                                              ----------            ----------             ----------
INCOME BEFORE UNUSUAL AND EXTRAORDINARY ITEMS    309,843               233,256                203,133

UNUSUAL ITEM (Note 13)                           (12,000)                   --                    --
EXTRAORDINARY ITEMS--DEBT RELATED TRANSACTIONS    (6,705)                7,146                     58
                                              ----------            ----------             ----------
NET INCOME                                       291,138               240,402                203,191

PREFERRED UNIT REQUIREMENT                       (69,323)              (41,471)               (29,248)
                                              ----------            ----------             ----------
NET INCOME AVAILABLE TO UNITHOLDERS           $  221,815            $  198,931             $  173,943
                                              ==========            ==========             ==========
NET INCOME AVAILABLE TO UNITHOLDERS
 ATTRIBUTABLE TO:
    General Partner:
      SPG                                     $   22,524            $   14,243             $       --
      SPG Properties and SD Property Group       137,764               116,509                107,989
      Limited Partners                            61,527                68,179                 65,954
                                              ----------            ----------             ----------
    Net income                                $  221,815            $  198,931             $  173,943
                                              ==========            ==========             ==========
BASIC EARNINGS PER UNIT:
    Income before extraordinary items              $0.98                 $1.01                  $1.08
    Extraordinary items                            (0.03)                 0.04                     --
                                              ----------            ----------             ----------
    Net income                                     $0.95                 $1.05                  $1.08
                                              ==========            ==========             ==========
DILUTED EARNINGS PER UNIT:
    Income before extraordinary items              $0.98                 $1.01                  $1.08
    Extraordinary items                            (0.03)                 0.04                     --
                                              ----------            ----------             ----------
    Net income                                $     0.95            $     1.05             $     1.08
                                              ==========            ==========             ==========

       The accompanying notes are an integral part of these statements.

Statements of Partners' Equity
 Simon Property Group, L.P. Consolidated

(Dollars in thousands)

                                                                               General Partners
                                                                    ----------------------------------------
                                                                     SPG (Managing        SPG Properties and
                                            Preferred Units         General Partner)      SD Property Group       Limited Partners
                                            ---------------         ----------------      ------------------      ----------------
Balance at December 31, 1996                     292,912                       --              1,017,333                640,283

General Partner Contributions
  (6,311,273 units)                                                                              200,920

Units issued in connection with
  acquisitions (2,193,037 and
  876,712, respectively)                                                                          70,000                 26,408

Stock incentive program (448,753 units)                                                           14,016

Amortization of stock incentive

Preferred units issued, net of
  issuance costs  (3,000,000 units)              146,072

Conversion of 4,000,000 Series A
  preferred units into 3,809,523
  common units                                   (99,923)                                         99,923

Adjustment to allocate net equity of
  the SPG Operating Partnership                                                                  (82,869)                82,869

Distributions                                    (29,248)                                       (198,701)              (122,442)
                                            ---------------         ----------------      ------------------      ----------------
Subtotal                                         309,813                       --              1,120,622                627,118

  Comprehensive Income:

Unrealized gain on long-term investments                                                           2,420                  1,365

Net income                                        29,248                                         107,989                 65,954
                                            ---------------         ----------------      ------------------      ----------------
  Total Comprehensive Income                      29,248                       --                110,409                  67,319
                                            ---------------         ----------------      ------------------      ----------------
Balance at December 31, 1997                     339,061                       --              1,231,031                 694,437

General Partner Contributions
  (2,957,335 units)                                                                               91,399

CPI Merger (Note 4):

  Preferred Units (5,053,580)                    717,916

  Units (47,790,550)                                                    1,605,638

Units issued in connection with
  acquisitions (519,889 and 2,344,199
  units, respectively)                                                                            17,176                  76,263

Stock incentive program (495,131
  units, net of forfeitures)                                                                      15,983

Amortization of stock incentive

Other (Accretion of Preferred Units,
  81,111 general partner Units issued
  and 12,804 limited partner Units redeemed)         268                      340                  2,160                    (289)

Adjustment to allocate net equity  of
  the SPG Operating Partnership                                          (866,564)               557,642                 308,922

Distributions                                    (41,471)                  (1,746)              (240,857)               (136,551)
                                            ---------------         ----------------      ------------------      ----------------
Subtotal                                       1,015,774                  737,668              1,674,534                 942,782

  Comprehensive Income:

Net income                                        41,471                   14,243                116,509                  68,179

Unrealized loss on long-term investments                                       37                 (2,331)                 (1,315)
                                            ---------------         ----------------      ------------------      ----------------
  Total Comprehensive Income                      41,471                   14,280                 114,178                 66,864
                                            ---------------         ----------------      ------------------      ----------------
Balance at December 31, 1998                   1,057,245                  751,948               1,788,712              1,009,646

General Partner Contributions
  (82,988 units)                                                            2,131

Preferred Unit Conversion
  (5,926,440 units)                             (199,320)                 198,787

Units issued to pay dividend
  (153,890 units)                                                           4,016

NED Acquisition (Note 3):

  Preferred Units (5,168,454)                    149,885

  Units (1,269,446)                                                                                                       36,180

Mall of America acquisition
  (1,000,000 preferred units)                     24,242

Units issued to SPG for Note
  (3,617,070 Units)                                                        92,825

Stock incentive program (537,861
  units, net of forfeitures)                                               14,183                    (596)

Amortization of stock incentive

Units purchased by subsidiary (310,955)                                    (7,953)

Other (Accretion of Preferred Units,
  and 6,923 limited partner Units redeemed)          268                                                                    (607)

Adjustment to allocate net equity
  of the SPG Operating Partnership                                       (111,227)                 81,473                 29,754

Distributions                                    (69,323)                 (78,016)               (258,975)              (129,941)
                                            ---------------         ----------------      ------------------      ----------------
Subtotal                                         962,997                  866,694               1,610,614                945,032

  Comprehensive Income:

Net income                                        69,323                   22,524                 137,764                 61,527

Unrealized gain on long-term investments                                   (2,004)                 (3,974)                (2,296)
                                            ---------------         ----------------      ------------------      ----------------
  Total Comprehensive Income                      69,323                   20,520                 133,790                 59,231
                                            ---------------         ----------------      ------------------      ----------------
Balance at December 31, 1999                  $1,032,320                 $887,214              $1,744,404             $1,004,263
                                            ===============         ================      ==================      ================

(Dollars in thousands)

                                            Unamortized
                                          Restricted Stock           Note Receivable       Total Partners'
                                               Award                     from SPG              Equity
                                          ----------------           ---------------       ---------------
Balance at December 31, 1996                   (5,354)                         --              1,945,174

General Partner Contributions
  (6,311,273 units)                                                                              200,920

Units issued in connection with
  acquisitions (2,193,037 and
  876,712, respectively)                                                                          96,408

Stock incentive program (448,753 units)       (13,262)                                               754

Amortization of stock incentive                 5,386                                              5,386

Preferred units issued, net of
  issuance costs  (3,000,000 units)                                                              146,072

Conversion of 4,000,000 Series A
  preferred units into 3,809,523
  common units                                                                                        --

Adjustment to allocate net equity of
  the SPG Operating Partnership                                                                       --

Distributions                                                                                   (350,391)
                                          ----------------           ---------------       ---------------
Subtotal                                      (13,230)                         --              2,044,323

  Comprehensive Income:

Unrealized gain on long-term investments                                                           3,785

Net income                                                                                       203,191
                                          ----------------           ---------------       ---------------
  Total Comprehensive Income                       --                          --                206,976
                                          ----------------           ---------------       ---------------
Balance at December 31, 1997                  (13,230)                         --              2,251,299

General Partner Contributions
  (2,957,335 units)                                                                               91,399

CPI Merger (Note 4):

  Preferred Units (5,053,580)                                                                    717,916

  Units (47,790,550)                                                                           1,605,638

Units issued in connection with
  acquisitions (519,889 and
  2,344,199 units, respectively)                                                                  93,439

Stock incentive program (495,131
  units, net of forfeitures)                  (15,983)                                                --

Amortization of stock incentive                 9,463                                              9,463

Other (Accretion of Preferred Units,
  81,111 general partner Units issued
  and 12,804 limited partner Units
  redeemed)                                                                                        2,479

Adjustment to allocate net equity  of
  the SPG Operating Partnership                                                                       --

Distributions                                                                                   (420,625)
                                          ----------------           ---------------       ---------------
Subtotal                                      (19,750)                         --              4,351,008

  Comprehensive Income:

Net income                                                                                       240,402

Unrealized loss on long-term investments                                                          (3,609)
                                          ----------------           ---------------       ---------------
  Total Comprehensive Income                       --                          --                236,793
                                          ----------------           ---------------       ---------------
Balance at December 31, 1998                  (19,750)                         --              4,587,801

General Partner Contributions
  (82,988 units)                                                                                   2,131

Preferred Unit Conversion
  (5,926,440 units)                                                                                 (533)

Units issued to pay dividend
  (153,890 units)                                                                                  4,016

NED Acquisition (Note 3):

  Preferred Units (5,168,454)                                                                    149,885

  Units (1,269,446)                                                                               36,180

Mall of America acquisition
  (1,000,000 preferred units)                                                                     24,242

Units issued to SPG for Note
  (3,617,070 Units)                                                       (92,825)                    --

Stock incentive program (537,861
  units, net of forfeitures)                  (12,990)                                               597

Amortization of stock incentive                10,601                                             10,601

Units purchased by subsidiary (310,955)                                                           (7,953)

Other (Accretion of Preferred Units,
  and 6,923 limited partner Units
  redeemed)                                                                                         (339)

Adjustment to allocate net equity  of
  the SPG Operating Partnership                                                                       --

Distributions                                                                                   (536,255)
                                          ----------------           ---------------       ---------------
Subtotal                                      (22,139)                    (92,825)             4,270,373

  Comprehensive Income:

Net income                                                                                       291,138

Unrealized gain on long-term
  investments                                                                                    (8,274)
                                          ----------------           ---------------       ---------------
  Total Comprehensive Income                       --                          --               282,864
                                          ----------------           ---------------       ---------------
Balance at December 31, 1999                 $(22,139)                   $(92,825)           $4,553,237
                                          ================           ===============        ==============

       The accompanying notes are an integral part of these statements.

Statements of Cash Flows
Simon Property Group, L.P. Consolidated

(Dollars in thousands)

                                                       For the Year Ended December 31,
                                                   -------------------------------------
                                                       1999        1998         1997
                                                   -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   291,138  $   240,402  $   203,191
    Adjustments to reconcile net income to net
     cash provided by operating activities--
      Depreciation and amortization                    390,020      277,346      208,539
      Extraordinary items                                6,705       (7,146)         (58)
      Loss (gain) on sales of assets, net                1,942        7,283          (20)
      Straight-line rent                               (17,666)      (9,261)      (9,769)
      Minority interest                                 10,719        7,335        5,270
      Equity in income of unconsolidated entities      (49,641)     (28,145)     (19,176)
    Changes in assets and liabilities--
      Tenant receivables and accrued revenue           (37,225)     (13,316)     (23,284)
      Deferred costs and other assets                  (23,242)      (7,289)     (30,203)
      Accounts payable, accrued expenses and other
       liabilities                                      47,100       76,454       36,417
                                                   -----------  -----------  -----------
      Net cash provided by operating activities        619,850      543,663      370,907
                                                   -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                        (339,065)  (1,942,724)    (980,427)
  Capital expenditures                                (488,712)    (345,026)    (305,178)
  Cash from mergers, acquisitions and
   consolidation of joint ventures, net                 83,169       16,563       19,744
  Change in restricted cash                                 --        7,686       (2,443)
  Proceeds from sale of assets                          46,750       46,087          599
  Investments in unconsolidated entities               (83,124)     (55,523)     (47,204)
  Distributions from unconsolidated entities           221,509      195,497      144,862
  Investments in and advances to the Management
   Company and affiliate                               (46,704)     (21,569)     (18,357)
  Mortgage loan payoff from the SRC Operating
   Partnership                                          20,565           --           --
  Loan to the SRC Operating Partnership                 (9,848)          --           --
  Other investing activities                                --           --      (55,400)
                                                   -----------  -----------  -----------
    Net cash used in investing activities             (595,460)  (2,099,009)  (1,243,804)
                                                   -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership contributions                              1,463       92,570      344,438
  Partnership distributions                           (538,807)    (417,164)    (350,391)
  Minority interest distributions, net                 (14,923)     (19,694)        (219)
  Loan payoff to the SRC Operating Partnership         (17,907)          --           --
  Mortgage and other note proceeds, net of
   transaction costs                                 2,168,069    3,782,314    2,976,222
  Mortgage and other note principal payments        (1,593,008)  (1,867,913)  (2,030,763)
  Other refinancing transaction                             --           --      (21,000)
                                                   -----------  -----------  -----------
    Net cash provided by financing activities            4,887    1,570,113      918,287
                                                   -----------  -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS                   29,277       14,767       45,390

CASH AND CASH EQUIVALENTS, beginning of period         124,466      109,699       64,309
                                                   -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $   153,743  $   124,466  $   109,699
                                                   ===========  ===========  ===========

       The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                         NOTES TO FINANCIAL STATEMENTS

   (Dollars in thousands, except per unit amounts and where indicated as in billions)


1.   Organization

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired ("Paired Shares") with a beneficial interest in 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC" and together with SPG, the "Companies"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC.

     The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1999, the SPG Operating Partnership owned or held an interest in 258 income-producing properties, which consisted of 167 regional malls, 78 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 8 for a description of the activities of the Management Company.

     The SPG Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the SPG Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1999, 335 of the approximately 977 anchor stores in the Properties were occupied by three retailers. An affiliate of one of these retailers is a limited partner in the SPG Operating Partnership.

2.   Basis of Presentation

     The accompanying consolidated financial statements include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated. The consolidated financial statements reflect the CPI Merger (see Note 4) as of the close of business on September 24, 1998.

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

     Properties which are wholly-owned or owned less than 100% and are controlled by the SPG Operating Partnership are accounted for using the consolidated method of accounting. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions. Investments in partnerships and joint ventures which represent noncontrolling ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

     Net operating results of the SPG Operating Partnership are allocated after preferred distributions (see Note 11), based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during 1999, 1998 and 1997 were 72.3%, 66.2% and 62.1%, respectively. At December 31, 1999 and 1998, SPG's direct and indirect ownership interest in the SPG Operating Partnership was 72.4% and 71.6%, respectively.

3.   NED Acquisition

     During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the Properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns 49.1%, to acquire interests in the remaining Properties. The total cost of the NED Acquisition is approximately $1.8 billion, of which the SPG Operating Partnership's share is approximately $894 million. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA. The SPG Operating Partnership's share of the cost of the NED Acquisition included the assumption of approximately $530,000 of mortgage indebtedness; $177,050 in cash; the issuance of 1,269,446 Paired Units valued at approximately $36,400; the issuance of 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72,800; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78,000. The SPG Operating Partnership's share of the cash portion of the purchase price was financed primarily using the Credit Facility (See Note 9).

     In connection with the NED Acquisition, SPG borrowed $92.8 million from the SPG Operating Partnership at 7.8% interest with a maturity of December 2009. SPG used the proceeds to purchase a noncontrolling 88% interest in one of the NED Properties. SPG contributed its interest in such Property to the SPG Operating Partnership in exchange for 3,617,070 Paired Units. The SPG Operating Partnership then contributed its interest in such Property to Mayflower in exchange for an ownership interest in Mayflower. The note receivable from SPG is recorded as a reduction of partners' equity.

4.   CPI Merger

     For financial reporting purposes, as of the close of business on September 24, 1998, the CPI Merger was consummated pursuant to the Agreement and Plan of Merger dated February 18, 1998, among Simon DeBartolo Group, Inc. ("SDG"), Corporate Property Investors, Inc. ("CPI"), and Corporate Realty Consultants, Inc. ("CRC").The CPI Merger included the addition of 23 regional malls, one community center, two office buildings and one regional mall and one community center under construction.

     As part of the merger consideration, immediately prior to the consummation of the CPI Merger, the holders of CPI common stock were paid a merger dividend consisting of (i) $90 in cash, (ii) 1.0818 additional shares of CPI common stock and (iii) 0.19 shares of 6.50% Series B convertible preferred stock of CPI per share of CPI common stock. Immediately prior to the CPI Merger, there were 25,496,476 shares of CPI common stock outstanding. The cash portion of the merger consideration was financed with borrowings of $1.4 billion on the Merger Facility and $237,000 on the Credit Facility (See Note 9). The remaining merger consideration was liabilities assumed of approximately $2.3 billion. The aggregate value associated with the completion of the CPI Merger was approximately $5.9 billion, including transaction costs and liabilities assumed, in accordance with the purchase method of accounting. The value of the consideration paid by SDG has been allocated to the estimated fair value of the CPI assets acquired and liabilities assumed and resulted in goodwill of $41,021, as adjusted. Goodwill is amortized over the estimated life of the properties of 35 years.

     In connection with the CPI Merger, CPI was renamed "Simon Property Group, Inc." CPI's paired-share affiliate, Corporate Realty Consultants, Inc., was renamed "SPG Realty Consultants, Inc." In addition SDG and Simon DeBartolo Group, LP ("SDG,LP") were renamed "SPG Properties, Inc." and "Simon Property Group, L.P.", respectively.

     Upon completion of the CPI Merger, SPG transferred substantially all of the CPI assets acquired (other than one regional mall, Ocean County Mall, and certain net leased properties valued at approximately $153,100) to the SPG Operating Partnership or one or more subsidiaries of the SPG Operating Partnership in exchange for 47,790,550 Units and 5,053,580 preferred Units in the SPG Operating Partnership. The preferred Units carry the same rights and equal the number of preferred shares issued and outstanding as a direct result of the CPI Merger. Likewise, the net assets of SRC, with a carrying value of approximately $14,755, were transferred to the SRC Operating Partnership in exchange for Units.

     SDG, LP contributed $14,000 cash to CRC and $8,000 cash to the SRC Operating Partnership on behalf of the SDG common stockholders and the limited partners of SDG, LP to obtain the beneficial interests in common stock of CRC, which were paired with the shares of common stock issued by SPG, and to obtain Units in the SRC Operating Partnership so that the limited partners of the SPG Operating Partnership would hold the same proportionate interest in the SRC Operating Partnership that they hold in the SPG Operating Partnership. The cash contributed to CRC and the SRC Operating Partnership on behalf of the partners of SDG, LP was accounted for as a distribution to the partners.

5.   Other Real Estate Acquisitions, Disposals and Developments

          Acquisitions

     During 1999, in addition to the NED Acquisition, the SPG Operating Partnership acquired the remaining interests in four Properties and a noncontrolling 27.5% ownership interest in the 2.8 million square-foot Mall of America for a combined price of approximately $317,850, including the assumption of $134,300 of mortgage indebtedness, 1,000,000 shares of 8% Redeemable Preferred Stock in SPG issued at $24,242, and the remainder in cash, financed primarily through the Credit Facility and working capital. The SPG Operating Partnership is entitled to 50% of the economic benefits of Mall of America, due to a preference.

     On February 27, 1998, the SPG Operating Partnership acquired a noncontrolling 50% joint venture interest in a portfolio of twelve regional malls and two community centers (the "IBM Properties") comprising approximately
10.7 million square feet of GLA. The SPG Operating Partnership's $487,250 share of the purchase price included the assumption of indebtedness of $242,500. The SPG Operating Partnership also assumed leasing and management responsibilities for six of the regional malls and one community center. The SPG Operating Partnership funded its share of the cash portion of the purchase price using borrowings from an interim $300,000 unsecured revolving credit facility, which was subsequently retired using borrowings from the Credit Facility.

     During 1998, in addition to the CPI Merger and the acquisition of the IBM Properties, the SPG Operating Partnership acquired 100% of one Property, a 90% interest in another Property and additional interests in a total of six Properties for approximately $199,200, including the assumption of $62,100 of indebtedness and 2,864,088 Units valued at approximately $93,500, with the remainder in cash financed primarily through the Credit Facility and working capital. These transactions resulted in the addition of approximately 1.1 million square feet of GLA to the portfolio.

     During 1997, the SPG Operating Partnership completed its cash tender offer for all of the outstanding shares of beneficial interests of The Retail Property Trust ("RPT"), a private REIT and the acquisition of RPT's operating partnership, Shopping Center Associates ("SCA"), which owned or had interests in twelve regional malls and one community center (the "SCA Properties"). In a series of subsequent transactions, the SPG Operating Partnership acquired the remaining ownership interest in three of the SCA Properties and sold its interest in four of the SCA Properties. The Property sales, which generated net cash proceeds of $43,050, were accounted for as an adjustment to the allocation of the purchase price. At the completion of these transactions (the "SCA Acquisition"), the SPG Operating Partnership owns 100% of eight of the nine SCA Properties, and a noncontrolling 50% ownership interest in the remaining Property. The total cost for the SCA Acquisition of approximately $1.3 billion included shares of common stock of SPG valued at approximately $50,000, Units in the SPG Operating Partnership valued at approximately $25,300, the assumption of $398,500 of consolidated indebtedness. The SPG Operating Partnership's pro rata share of joint venture indebtedness of $76,750, with the remainder comprised primarily of cash financed using the SPG Operating Partnership's Credit Facility. On September 15, 1998, RPT transferred its ownership interest in SCA to the SPG Operating Partnership in exchange for 27,195,109 Units in the SPG Operating Partnership.

     Also in 1997, the SPG Operating Partnership acquired ownership interests in four regional malls and one community center for an aggregate purchase price of approximately $322,000. The purchase price included Units in the SPG Operating Partnership valued at $1,100, common stock of SPG valued at approximately $20,000 and the assumption of $64,772 of mortgage indebtedness, with the remainder paid in cash primarily using proceeds from the Credit Facility, sales of equity securities and working capital.

          Disposals

     During 1999, 1998 and 1997, the SPG Operating Partnership sold ownership interests in two parcels of land and two properties; five properties; and one property, respectively, at a combined sale price of $46,750, $120,000 and $1,100, respectively. These sales generated net consolidated gains (losses) of ($1,942), ($7,283) and $20 in 1999, 1998 and 1997, respectively. The SPG
Operating Partnership is continuing to pursue the sale of its remaining non-retail holdings, along with a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. If these assets are sold, management expects the sale prices will not differ materially from the carrying value of the related assets.

          Development Activity

     Development of new retail assets is an ongoing part of the SPG Operating Partnership's strategy. The SPG Operating Partnership's share of development costs in 1999 was approximately $400,000. Six Properties opened in 1999 aggregating approximately 4.9 million square feet of GLA. During 1998, the SPG Operating Partnership opened two new community center Properties at a cost of approximately $102,000, with approximately 577,000 square feet of GLA, and the SPG Operating Partnership opened four new Properties in 1997 at a cost of approximately $230,000 with approximately 3,600,000 square feet of GLA. Construction also continues on two other new projects at an aggregate construction cost of approximately $340,000, of which approximately $140,000 is the SPG Operating Partnership's share. These developments are funded primarily with borrowings from the Credit Facility, construction loans and working capital.

     In addition, the SPG Operating Partnership strives to increase profitability and market share of the existing Properties through the completion of strategic renovations and expansions. During 1999, 1998 and 1997, the SPG Operating Partnership invested approximately $277,000, $337,000 and $229,000, respectively on renovation and expansion of the Properties. These projects were also funded primarily with borrowings from the Credit Facility, construction loans and working capital.

          Pro Forma

     The following unaudited pro forma summary financial information excludes any extraordinary items and reflects the consolidated results of operations of the SPG Operating Partnership as if the CPI Merger had occurred on January 1, 1998, and was carried forward through December 31, 1998. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the CPI Merger had been consummated on January 1, 1998, nor does it purport to represent the results of operations for future periods.


                                                                Year Ended
                                                               December 31,
                                                                  1998
                                                               ------------
Revenue                                                        $  1,695,204
                                                               ============
Net income (1)                                                      273,088
                                                               ============
Net income available to Unitholders                                 191,312
                                                               ============
Basic net income per Unit (1)                                  $       0.85
                                                               ============
Diluted net income per Unit                                    $       0.85
                                                               ============
Basic weighted average number of Units                          224,041,500
                                                               ============
Diluted weighted average number of Units                        224,398,649
                                                               ============

(1) Includes net gains on the sales of assets of $37,973, or $0.17 on a basic earnings per Unit basis.

6.   Summary of Significant Accounting Policies

          Investment Properties

     Investment Properties are recorded at cost (predecessor cost for Properties acquired from certain of the SPG Operating Partnership's unitholders). Investment Properties for financial reporting purposes are reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated fair value is charged to income.

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

          Capitalized Interest

     Interest is capitalized on projects during periods of construction. Interest capitalized during 1999, 1998 and 1997 was $19,641, $10,567 and $11,589, respectively.

          Segment Disclosure

     The SPG Operating Partnership's interests in its regional malls, community centers and other assets represents one segment as they have similar economic and environmental conditions, business processes, types of customers (i.e. tenants) and services provided, and because resource allocation and other operating decisions are based on an evaluation of the entire portfolio.

          Long-term Investment

     Investments in securities classified as available for sale are reflected in other investment in the balance sheets at market value with the changes in market value reflected as comprehensive income in partners' equity.

          Deferred Costs

     Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs of $137,133 and $127,022 are net of accumulated amortization of $121,468 and $115,283 in 1999 and 1998, respectively.

     Interest expense in the accompanying Consolidated Statements of Operations includes amortization of deferred financing costs of $17,535, $11,835, and $8,338, for 1999, 1998 and 1997, respectively, and has been reduced by amortization of debt premiums and discounts of $5,707, $1,465 and $699 for 1999, 1998 and 1997, respectively.

          Revenue Recognition

     The SPG Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Through December 31, 1999, overage rents were recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable prorated base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year. As described in Note 15, the SPG Operating Partnership's accounting for overage rent will be modified effective January 1, 2000.

     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

          Allowance for Credit Losses

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1999, 1998 and 1997 was as follows:

                       Balance at      Provision        Accounts       Balance
                       Beginning       for Credit       Written       at End of
Year Ended              of Year          Losses           Off            Year
                       ----------     -----------       --------     ----------

December 31, l999         $14,476          $8,367       $(8,355)        $14,488
                       ==========     ===========       ========     ==========

December 31, l998         $13,804          $6,599       $(5,927)        $14,476
                       ==========     ===========       ========     ==========

December 31, l997         $ 7,918          $5,992       $  (106)        $13,804
                       ==========     ===========       ========     ==========

          Income Taxes

     As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     The unaudited taxable income of the SPG Operating Partnership for the year ended December 31, 1999, is estimated to be $483,500 and was $307,406 and $172,943 for the years ended 1998 and 1997, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the SPG Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the SPG Operating Partnership.

          Per Unit Data

     In accordance with SFAS No. 128 Earnings Per Share, basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for 1999, 1998 and 1997 was 232,569,029; 189,082,385; and
161,022,887, respectively. The diluted weighted average number of Units used in the computation for 1999, 1998 and 1997 was 232,706,031; 189,439,534; and
161,406,951, respectively.

     Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

     The SPG Operating Partnership accrues distributions when they are declared. The SPG Operating Partnership declared distributions in 1999 and 1998 aggregating $2.02 per Unit, of which $1.07 and $0.97 represented a return of capital measured using generally accepted accounting principles, respectively. On a federal income tax basis, 10% of the SPG Operating Partnership's 1999 distributions represented a capital gain and 38% represented a return of capital. In 1998, 1% of the SPG Operating Partnership's 1998 distributions represented a capital gain and 48% represented a return of capital.

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

     Cash paid for interest, net of any amounts capitalized, during 1999, 1998 and 1997 was $566,156, $397,545 and $270,912, respectively.

          Noncash Transactions

     Accrued and unpaid distributions were $876 and $3,428 at December 31, 1999 and 1998, respectively. Please refer to Notes 3, 4, 5 and 11 for additional discussion of noncash transactions.

          Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

7.   Investment Properties

          Investment properties consist of the following:

                                                   December 31,
                                           ---------------------------
                                               1999            1998
                                           -----------     -----------

Land                                       $ 2,109,096     $ 2,066,461
Buildings and improvements                  10,456,974       9,537,310
                                           -----------     -----------
Total land, buildings and improvements      12,566,070      11,603,771

Furniture, fixtures and equipment               74,076          59,089
                                           -----------     -----------
Investment properties at cost               12,640,146      11,662,860
Less--accumulated depreciation               1,093,103         709,114
                                           -----------     -----------
Investment properties at cost, net         $11,547,043     $10,953,746
                                           ===========     ===========


     Investment properties includes $201,032 and $184,799 of construction in progress at December 31, 1999 and 1998, respectively.

8.   Investments in Unconsolidated Entities

          Joint Venture Properties

     From January 1, 1997 through December 31, 1999, the number of Properties the SPG Operating Partnership accounted for using the equity method of accounting has increased from 30 to 69. Please refer to Notes 3, 4 and 5.

     Summary financial information of the Joint Venture Properties and a summary of the SPG Operating Partnership's investment in and share of income from such Properties follows.

                                                            December 31,
                                                     -------------------------
BALANCE SHEETS                                          1999           1998
                                                     ----------     ----------
Assets:
Investment properties at cost, net                   $6,471,992     $4,265,022
Cash and cash equivalents                               169,763        171,553
Tenant receivables                                      160,431        140,579
Other assets                                            165,303        126,112
                                                     ----------     ----------
     Total assets                                    $6,967,489     $4,703,266
                                                     ==========     ==========
Liabilities and Partners' Equity:
Mortgages and other notes payable                    $4,484,598     $2,861,589
Accounts payable, accrued expenses
  and other liabilities                                 291,213        223,631
                                                     ----------     ----------
     Total liabilities                                4,775,811      3,085,220
  Partners' equity                                    2,191,678      1,618,046
                                                     ----------     ----------
     Total liabilities and partners' equity          $6,967,489     $4,703,266
                                                     ==========     ==========
The SPG Operating Partnership's Share of:
Total assets                                         $2,834,236     $1,905,459
                                                     ==========     ==========
Partners' equity                                     $  887,219     $  565,496
Add: Excess Investment                                  592,457        708,616
                                                     ----------     ----------
The SPG Operating Partnership's net Investment
  in Joint Ventures                                  $1,479,676     $1,274,112
                                                     ==========     ==========

                                                          For the Year Ended December 31,
                                                       ------------------------------------
STATEMENTS OF OPERATIONS                                 1999          1998          1997
                                                       --------      --------      --------
Revenue:
  Minimum rent                                         $570,902      $442,530      $256,100
  Overage rent                                           25,957        18,465        10,510
  Tenant reimbursements                                 276,223       204,936       120,380
  Other income                                           45,140        30,564        19,364
                                                       --------      --------      --------
     Total revenue                                      918,222       696,495       406,354

Operating Expenses:
  Operating expenses and other                          324,061       245,927       144,256
  Depreciation and amortization                         170,339       129,681        85,423
                                                       --------      --------      --------
     Total operating expenses                           494,400       375,608       229,679
                                                       --------      --------      --------

Operating Income                                        423,822       320,887       176,675
Interest Expense                                        235,179       176,669        96,675
Extraordinary Items - Debt Extinguishments                  (66)      (11,058)       (1,925)
                                                       --------      --------      --------
Net Income                                             $188,577      $133,160      $ 78,075
                                                       ========      ========      ========
Third-Party Investors' Share of Net Income              116,399        88,242        55,507
                                                       --------      --------      --------
The SPG Operating Partnership's Share of Net Income    $ 72,178      $ 44,918      $ 22,568
Amortization of Excess Investment                        27,252        22,625        13,878
                                                       --------      --------      --------
Income from Unconsolidated Entities                    $ 44,926      $ 22,293      $  8,690
                                                       ========      ========      ========

     As of December 31, 1999 and 1998, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures acquired ("Excess Investment") was $592,457 and $708,616, respectively, which is amortized over the life of the related Properties. Amortization included in income from unconsolidated entities for the years ended December 31, 1999, 1998 and 1997 was $27,252, $22,625 and $13,878, respectively. Included in the 1999 amortization is a $5,000 writedown on a joint venture investment.

          The Management Company

     The SPG Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the 8% cumulative preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin Simon, Herbert Simon and David Simon. Because the SPG Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. The SPG Operating Partnership incurred costs of $75,697, $58,748 and $45,509 on consolidated Properties, related to services provided by the Management Company and its affiliates in 1999, 1998 and 1997, respectively. The Management Company also provides certain of such services to Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties for a fee. Fees for services provided by the Management Company to MSA were $3,853, $3,301 and $3,073 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The SPG Operating Partnership manages substantially all wholly-owned Properties and 40 Properties owned as joint venture interests, and, accordingly, it reimburses a subsidiary of the Management Company for costs incurred relating to the management of such Properties. Substantially all employees of the SPG Operating Partnership (other than direct field personnel) are employed by such Management Company subsidiary. The Management Company records costs net of amounts reimbursed by the SPG Operating Partnership. Common costs are allocated using assumptions that management believes are reasonable. The SPG Operating Partnership's share of allocated common costs was $54,759, $42,457 and $35,341 for 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, amounts due from the Management Company for unpaid interest receivable and unpaid accrued preferred dividends were not material to the consolidated financial statements. Amounts due to the Management Company under cost-sharing arrangements and management contracts are included in notes and advances receivable from Management Company and affiliates.

     Included in operating income of the Management Company for 1999 is a $7,290 loss resulting from interests in two parcels of land held for sale by the Management Company, which were written down to their respective estimated fair market values.

     Summarized consolidated financial information of the Management Company and a summary of the SPG Operating Partnership's investment in and share of income from the Management Company follows.

                                                         December 31,
                                                -----------------------------
BALANCE SHEET DATA:                               1999                 1998
                                                --------             --------
Total assets                                    $184,501             $198,952
Notes payable to the SPG Operating
  Partnership at 11%, due 2008, and advances     162,082              115,378
Shareholders' equity                              21,740                7,279

The SPG Operating Partnership's Share of:
  Total assets                                  $172,935             $184,273
                                                ========             ========
  Shareholders' equity                          $ 23,889             $ 10,037
                                                ========             ========



                                          For the Year Ended December 31,
                                       --------------------------------------
OPERATING DATA:                          1999           1998           1997
                                       --------       --------       --------
Total revenue                          $115,761       $100,349        $85,542
Operating Income                          5,573          8,067         13,766
Net Income Available for
  Common Shareholders                  $  4,173       $  6,667        $12,366
                                       ========       ========       ========
The SPG Operating Partnership's
 Share of Net Income after
 intercompany profit elimination       $  4,715       $  5,852        $10,486
                                       ========       ========       ========

  European Investment

     The SPG Operating Partnership and the Management Company have a 25% ownership interest in European Retail Enterprises, B.V. ("ERE") and Groupe BEG, S.A. ("BEG"), respectively, which are accounted for using the equity method of accounting. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The SPG Operating Partnership and the Management Company's total combined investment in ERE and BEG at December 31, 1999 was approximately $41,000, with commitments for an additional $22,000, subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects. The agreements with BEG and ERE are structured to allow the SPG Operating Partnership to acquire an additional 25% ownership interest over time. As of December 31, 1999, BEG and ERE had three properties open in Poland and two in France.

     The financial statements of the SPG Operating Partnership's European operations are measured utilizing the Euro and translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, results of operations are translated at the weighted average exchange rate for the period. The translation adjustment resulting from the conversion of BEG and ERE's balance sheets were not significant for the years ended December 31, 1999 and 1998.

9. Indebtedness

     The SPG Operating Partnership's consolidated mortgages and other notes payable consist of the following:

                                                                                             December 31,
                                                                                        ----------------------
                                                                                           1999         1998
                                                                                        ---------    ---------
Fixed-Rate Debt
---------------
Mortgages and other notes, including $28 and $1,917 net premiums, respectively.
  Weighted average interest and maturity of 7.4% and 6.1 years.                         $2,304,325   $2,290,902

Unsecured notes, including ($275) and $7,992 net (discounts) premiums, respectively.
  Weighted average interest and maturity of 7.2% and 7.1 years.                          3,489,725    2,896,563

6 3/4% Putable Asset Trust Securities, including $913 and $1,111 premiums,
  respectively, due November 2003.                                                         100,913      101,111

7% Mandatory Par Put Remarketed Securities, including $5,214 and $5,273 premiums,
  respectively, due June 2028 and subject to redemption June 2008.                         205,214      205,273

Commercial mortgage pass-through certificates. Five classes bearing interest at
  weighted average rates and maturities of 7.3% and 8.0 years.                             175,000      175,000
                                                                                        ----------   ----------
Total fixed-rate debt                                                                    6,275,177    5,668,849

Variable-Rate Debt
------------------
Mortgages and other notes, including $884 and $1,275 premiums, respectively. Weighted
  average interest and maturity of 7.0% and 3.1 years.                                  $  558,664   $  352,532

Credit Facility (see below)                                                                785,000      368,000

Merger Facility (see below)                                                                950,000    1,400,000

Commercial mortgage pass-through certificates, interest at 6.2%, due December 2007.         50,000       50,000

Unsecured term loans, interest at 6.6%, due February 2002.                                 150,000      133,000
                                                                                        ----------   ----------
Total variable-rate debt                                                                 2,493,664    2,303,532
                                                                                        ----------   ----------
Total mortgages and other notes payable, net                                            $8,768,841   $7,972,381
                                                                                        ==========   ==========

     General. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Certain indebtedness is subject to financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and minimum equity values. Debt premiums and discounts are amortized over the terms of the related debt instruments. Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

     Mortgages and Other Notes. Certain of the Properties are pledged as collateral to secure the related mortgage notes. The fixed and variable mortgage notes are nonrecourse; however certain notes have partial guarantees by affiliates of approximately $643,667. The fixed-rate mortgages generally require monthly payments of principal and/or interest. Variable-rate mortgages are typically based on LIBOR.

     Unsecured Notes. Certain of the SPG Operating Partnership's unsecured notes totaling $825,000 with weighted average interests and maturities of 8.0% and 8.1 years, respectively, are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets and related cash flows of certain Properties. Certain of the unsecured notes are guaranteed by the SPG Operating Partnership.

     On February 4, 1999, the SPG Operating Partnership completed the sale of $600,000 of senior unsecured notes. These notes include two $300,000 tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594,000 to retire the $450,000 initial tranche of the Merger Facility (see below) and to pay $142,000 on the outstanding balance of the Credit Facility (see below).

     Credit Facility. The Credit Facility is a $1,250,000 unsecured revolving credit facility. During 1999, the SPG Operating Partnership obtained a three-year extension on the Credit Facility to August of 2002, with an additional one-year extension available at the SPG Operating Partnership's option. The Credit Facility bears interest at LIBOR plus 65 basis points, with an additional 15 basis point facility fee on the entire $1,250,000. The maximum and average amounts outstanding during 1999 under the Credit Facility were $785,000 and $487,255, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1999, the Credit Facility had an effective interest rate of 6.47%, with $460,519 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

     The Merger Facility. In conjunction with the CPI Merger, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1,400,000 medium term unsecured bridge loan (the "Merger Facility"). The Merger Facility bears interest at a base rate of LIBOR plus 65 basis points and $450,000 of the remaining balance will mature on March 24, 2000, with the remaining $500,000 due on September 24, 2000. The Merger Facility is subject to covenants and conditions substantially identical to those of the Credit Facility. Financing costs of $9,707, which were incurred to obtain the Merger Facility, are amortized over 18 months.

          Debt Maturity and Other

     As of December 31, 1999, scheduled principal repayments on indebtedness were as follows:


          2000                                          $1,161,653
          2001                                             268,436
          2002                                           1,563,601
          2003                                           1,135,047
          2004                                           1,083,039
          Thereafter                                     3,550,301
                                                        ----------
          Total principal maturities                     8,762,077
          Net unamortized debt premiums                      6,764
                                                        ----------
          Total mortgages and other notes payable       $8,768,841
                                                        ==========

     The Joint Venture Properties have $4,484,598 and $2,861,589 of mortgages and other notes payable at December 31, 1999 and 1998, respectively. The SPG Operating Partnership's share of this debt was $1,876,158 and $1,227,044 at December 31, 1999 and 1998, respectively. This debt, including premiums of $22,521 in 1999, becomes due in installments over various terms extending through 2010, with interest rates ranging from 6.26% to 9.98% (weighted average rate of 7.37% at December 31, 1999). The debt, excluding the $22,521 of premiums, matures $502,705 in 2000; $226,374 in 2001; $268,646 in 2002; $844,459
in 2003; $406,161 in 2004 and $2,213,732 thereafter.

          Interest Rate Protection Agreements

     The SPG Operating Partnership has entered into interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to certain of its variable-rate mortgages and other notes payable. Swap arrangements, which effectively fix the SPG Operating Partnership's interest rate on the respective borrowings, have been entered into for $248,000 principal amount of consolidated debt. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $190,000 principal amount of consolidated debt and cap LIBOR at rates ranging from 8.7% to 16.77% through the related debt's maturity. Costs of the caps ($1,338) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $187 and $429 as of December 31, 1999 and 1998, respectively. The SPG Operating Partnership's hedging activity as a result of interest swaps and caps resulted in net interest (expense) savings of ($1,880), $263 and $1,586 for the years ended December 31, 1999, 1998 and 1997, respectively. This did not materially impact the SPG Operating Partnership's weighted average borrowing rate.

          Fair Value of Financial Instruments

     The carrying value of variable-rate mortgages and other loans represents their fair values. The fair value of consolidated fixed-rate mortgages and other notes payable, was approximately $5,649,467 and $6,100,000 at December 31, 1999 and 1998, respectively. The fair value of the consolidated interest rate protection agreements at December 31, 1999 and 1998, was $6,600 and ($7,213), respectively. At December 31, 1999 and 1998, the estimated discount rates were 8.06% and 6.70%, respectively.

10.  Rentals under Operating Leases

     The SPG Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1999, are as follows:

               2000                          $  950,438
               2001                             890,852
               2002                             831,762
               2003                             753,945
               2004                             658,211
               Thereafter                     2,407,943
                                             ----------
                                             $6,493,151
                                             ==========

     Approximately 1.8% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the SPG Operating Partnership.

11.  Partners' Equity

          Unit Issuances

     As described in Note 3, as part of the consideration paid for the NED Acquisition, the SPG Operating Partnership issued 1,269,446 Paired Units valued at approximately $36,400; 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72,800; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78,000. In addition, as part of the NED Acquisition, the SPG Operating Partnership issued 3,617,070 Paired Units to SPG in exchange for a note receivable, which is recorded as a reduction of partners' equity.

     During 1998, SPG issued 2,957,335 shares of its common stock in offerings generating combined net proceeds of approximately $91,399. The net proceeds were contributed to the SPG Operating Partnership in exchange for a like number of Units. The SPG Operating Partnership used the net proceeds for general working capital purposes.

     On November 11, 1997, the SPG Operating Partnership issued 3,809,523 Units upon the conversion of 4,000,000 8.125% Series A Preferred Units.

     On September 19, 1997, SPG issued 4,500,000 shares of its common stock in a public offering. SPG contributed the net proceeds of approximately $146,800 to the SPG Operating Partnership in exchange for an equal number of Units. The SPG Operating Partnership used the net proceeds to retire a portion of the outstanding balance on the Credit Facility.

          Preferred Units

     The following table summarizes each of the series of preferred Units of the SPG Operating Partnership:

                                                                                     As of December 31,
                                                                              -------------------------------
                                                                                  1999                1998
                                                                              -----------          ----------
Series A 6.5% Convertible Preferred Units, 209,249 units authorized,
  53,271 and 209,249 issued and outstanding, respectively                      $   68,073          $  267,393

Series B 6.5% Convertible Preferred Units, 5,000,000 units authorized,
  4,844,331 issued and outstanding                                                450,523             450,523

Series B 8.75% Cumulative Redeemable Preferred Units, 8,000,000 units
  authorized, issued and outstanding                                              192,989             192,989

Series C 7.89% Cumulative Step-Up Premium Rate/SM/ Convertible Preferred
  Units, 3,000,000 units authorized, issued and outstanding                       146,608             146,340

Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units
  authorized and 2,584,227 and 0 issued and outstanding, respectively              72,358                  --

Series D 8.00% Cumulative Redeemable Preferred Units, 2,700,000 units
  authorized and 2,584,227 and 0 issued and outstanding, respectively              77,527                  --

Series E 8.00% Cumulative Redeemable Preferred Units, 1,000,000 units              24,242                  --
  authorized, 1,000,000 and 0 issued and outstanding, respectively
                                                                               ----------          ----------
                                                                               $1,032,320          $1,057,245
                                                                               ==========          ==========

     Series A Convertible Preferred Units. During 1999, 155,978 Series A Convertible Preferred Units were converted into 5,926,440 Paired Units. In addition, another 153,890 Paired Units were issued to the holders of the converted units in lieu of the cash dividends allocable to those preferred units. Each of the Series A Convertible Preferred Units has a liquidation preference of $1,000 and is convertible into 37.995 Paired Units, subject to adjustment under certain circumstances. The Series A Convertible Preferred Units are not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

     Series B Convertible Preferred Units. Each of the Series B Convertible Preferred Units has a liquidation preference of $100 and is convertible into
2.586 Paired Units, subject to adjustment under circumstances identical to those of the Series A Preferred Units. SPG may redeem the Series B Preferred Units on or after September 24, 2003 at a price beginning at 105% of the liquidation preference plus accrued dividends and declining to 100% of the liquidation preference plus accrued dividends any time on or after September 24, 2008.

     Series B Cumulative Redeemable Preferred Units. SPG Properties, Inc. ("SPG Properties"), a general partner of the SPG Operating Partnership, has outstanding 8,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock, which it may redeem any time on or after September 29, 2006, at a liquidation value of $25.00 per share, plus accrued and unpaid dividends. The liquidation value (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG Properties, which may include other series of preferred shares. SPG Properties holds preferred units in the SPG Operating Partnership with economic terms substantially identical to those of the Series B Preferred Stock.

     Series C Cumulative Step-Up Premium Rate/SM/ Preferred Units. SPG Properties, Inc. also has outstanding 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium Rate/SM/ Preferred Stock (the "Series C Preferred Shares") with a liquidation value of $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series C Preferred Shares prior to October 1, 2012. Beginning September 30, 2007, SPG Properties, Inc. may redeem the Series C Preferred Shares in whole or in part, using only the sale proceeds of other capital stock of SPG Properties, Inc., at a liquidation value of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. Additionally, the Series C Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG Properties, Inc. SPG Properties holds preferred units in the SPG Operating Partnership with economic terms substantially identical to those of the Series B Preferred Stock.

     Series C and D Preferred Units. In connection with the NED Acquisition, the SPG Operating Partnership issued two new series of preferred Units during 1999 as a component of the consideration for the Properties acquired. The SPG Operating Partnership authorized 2,700,000, and issued 2,584,227, 7.00% Cumulative Convertible Preferred Units (the "7.00% Preferred Units") having a liquidation value of $28.00 per Unit. The 7.00% Preferred Units accrue cumulative dividends at a rate of

$1.96 annually, which is payable quarterly in arrears. The 7.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of SPG with terms substantially identical to the 7.00% Preferred Units or Paired Units at a ratio of 0.75676 to one provided that the closing stock price of SPG's Paired Shares exceeds $37.00 for any three consecutive trading days prior to the conversion date. The SPG Operating Partnership may redeem the 7.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in Paired Units. In the event of the death of a holder of the 7.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 7.00% Preferred Units at liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

     The SPG Operating Partnership also authorized 2,700,000, and issued 2,584,227, 8.00% Cumulative Redeemable Preferred Units (the "8.00% Preferred Units") having a liquidation value of $30.00. The 8.00% Preferred Units accrue cumulative dividends at a rate of $2.40 annually, which is payable quarterly in arrears. The 8.00% Preferred Units are each paired with one 7.00% Preferred Unit or with the Paired Units into which the 7.00% Preferred Units may be converted. The SPG Operating Partnership may redeem the 8.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the SPG Operating Partnership having the same terms as the 8.00% Preferred Units, except that the distribution coupon rate would be reset to a then determined market rate, or in Paired Units. The 8.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of SPG with terms substantially identical to the 8.00% Preferred Units. In the event of the death of a holder of the 8.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 8.00% Preferred Units owned by such holder at their liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

     Series E Cumulative Redeemable Preferred Units. As part of the consideration for the purchase of ownership in Mall of America, SPG issued 1,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $24,242. The Series E Cumulative Redeemable Preferred Stock is redeemable beginning August 27, 2004 at the liquidation value of $25 per share. SPG contributed the interest in Mall of America to the SPG Operating Partnership in exchange for cash and the preferred units with economic terms identical to the Series E Preferred Stock.

          Notes Receivable from Former CPI Shareholders

     Notes receivable of $27,168 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in the CPI Merger, are reflected as a deduction from partners' equity in the accompanying consolidated financial statements. Certain of such notes totaling $9,519 bear interest at rates ranging from 5.31% to 6.00% and become due during the period 2000 to 2002. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

          The Simon Property Group 1998 Stock Incentive Plan

     The SPG Operating Partnership and SPG have a stock incentive plan (the "1998 Plan"), which provides for the grant of equity-based awards during a ten-year period, in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. The Companies have reserved for issuance 6,300,000 Paired Shares under the 1998 Plan. Additionally, the partnership agreements require the Companies to sell Paired Shares to the Operating Partnerships, at fair value, sufficient to satisfy the exercising of stock options, and for the Companies to purchase Paired Units for cash in an amount equal to the fair market value of such Paired Shares.

     Administration. The 1998 Plan is administered by SPG's Compensation Committee (the "Committee"). The Committee, in its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the Paired Shares on the date of grant. Employee Options generally vest over a three-year period and expire ten years from the date of grant.

     Director Options. The 1998 Plan provides for automatic grants of Options to directors ("Director Options") of SPG who are not also employees of the SPG Operating Partnership or its "affiliates" ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 Paired Shares upon the director's initial election to the Board of Directors, and upon each reelection, an additional 3,000 Director Options multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors. The exercise price of the options is equal to the fair market value of the Paired Shares on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of SPG (as defined in the 1998 Plan). Director Options terminate 30 days after the optionee ceases to be a member of the Board of Directors.

     Restricted Stock. The 1998 Plan also provides for shares of restricted common stock of the Companies to be granted to certain employees at no cost to those employees, subject to growth targets established by the Committee (the "Restricted Stock Program"). Restricted stock vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. During 1999, 1998 and 1997, a total of 537,861; 495,131 and 448,753 Paired Shares, respectively, net of forfeitures, were awarded under the Restricted Stock Program and predecessor programs. Through December 31, 1999 a total of 1,825,086 Paired Shares, net of forfeitures, were awarded. Approximately $10,601, $9,463 and $5,386 relating to these awards were amortized in 1999, 1998 and 1997, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

     The SPG Operating Partnership accounts for stock-based compensation programs using the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. During 1999, the SPG Operating Partnership awarded 159,000 additional options to directors and employees. Director Options vest over a twelve-month period, while 62,500 of the Employee Options granted during 1999 vest over two years, and 37,500 vested immediately. The impact on pro forma net income and earnings per share as a result of applying the fair value method, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation costs measured at the grant date based on the fair value of the award, was not material.

     The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                             December 31,
                                       ---------------------------------------------------------------
                                          1999                    1998                  1997
                                       -----------------     -------------------     -----------------
Weighted Average Fair Value per Option
                                          $         3.27          $         7.24                $ 3.18
Expected Volatility                        19.78 - 19.89%          30.83 - 41.79%                17.63%
Risk-Free Interest Rate                      5.25 - 5.78%            4.64 - 5.68%                 6.82%
Dividend Yield                               5.32 - 6.43%            6.24 - 6.52%                  6.9%
Expected Life                                   10 years                10 years              10 years

     The weighted average remaining contract life for options outstanding as of December 31, 1999 was 6.0 years.

  Information relating to Director Options and Employee Options from December 31, 1996 through December 31, 1999 is as follows:

                                                               Director Options                         Employee Options
                                                  ---------------------------------------    -------------------------------------
                                                                            Option Price                             Option Price
                                                          Options          per Share (1)           Options          per Share (1)

                                                  ------------------     ----------------    ----------------     ----------------
Shares under option at December 31, 1996                      85,080               $24.49           1,622,983               $23.00
                                                  ------------------     ----------------    ----------------     ----------------

Granted                                                        9,000                29.31                  --                  N/A

Exercised                                                     (8,000)               23.62            (361,902)               23.29

Forfeited                                                         --                  N/A             (13,484)               23.99
                                                  ------------------     ----------------    ----------------     ----------------
Shares under option at December 31, 1997                      86,080               $24.12           1,247,597               $22.90
                                                  ------------------     ----------------    ----------------     ----------------

Granted                                                           --                  N/A             385,000                30.40

CPI Options Assumed                                               --                  N/A             304,209                25.48

Exercised                                                     (8,000)               26.27             (38,149)               23.71

Forfeited                                                     (3,000)               29.31              (4,750)               25.25
                                                  ------------------     ----------------    ----------------     ----------------
Shares under option at December 31, 1998                      75,080               $24.11           1,893,907               $24.82
                                                  ==================     ================    ================     ================

Granted                                                       59,000                26.79             100,000                25.29

Exercised                                                     (5,000)               22.25             (77,988)               23.21

Forfeited                                                         --                  N/A             (58,253)               23.48
                                                  ------------------     ----------------    ----------------     ----------------
Shares under option at December 31, 1999                     129,080               $25.41           1,857,666               $24.95
                                                  ==================     ================    ================     ================

Options exercisable at December 31, 1999                     108,080               $24.69           1,636,833               $24.46
                                                  ==================     ================    ================     ================

(1)  Represents the weighted average price when multiple prices exist.

          Exchange Rights

     Limited partners in the Operating Partnerships have the right to exchange all or any portion of their Paired Units for Paired Shares on a one-for-one basis or cash, as selected by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Companies' common stock at that time. The Companies have reserved 65,444,680 Paired Shares for possible issuance upon the exchange of Paired Units.

12.  Employee Benefit Plans

     The SPG Operating Partnership maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and the plan provides annual contributions of 1.5% of eligible employees' compensation. The SPG Operating Partnership contributed $3,189, $2,581 and $2,727 to the plan in 1999, 1998 and 1997, respectively.

     Except for the 401(k) plan, the SPG Operating Partnership offers no other postretirement or postemployment benefits to its employees.

13.  Commitments and Contingencies

          Litigation

     Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and the SPG Operating Partnership. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and
(ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage").

     The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale.

     The SPG Operating Partnership has agreed to indemnify Chase and other nonparties to the litigation that are related to the offering of certificates secured by the Chase Mortgage against, among other things, (i) any and all litigation expenses arising as a result of litigation or threatened litigation brought by Triple Five, or any of its owners or affiliates, against any person regarding the Chase Mortgage, the Teachers Sale, any securitization of the Chase Mortgage or any transaction related to the foregoing and (ii) any and all damages, awards, penalties or expenses payable to or on behalf of Triple Five (or payable to a third party as a result of such party's obligation to pay Triple Five) arising out of such litigation. These indemnity obligations do not extend to liabilities covered by title insurance.

     The SPG Operating Partnership believes that the Triple Five litigation is without merit and intends to defend the action vigorously. To that end, all defendants have removed the action to federal court and have served a motion, which is pending, to dismiss Triple Five's complaint in its entirety on the grounds that the complaint fails to state a claim. The SPG Operating Partnership believes that neither the Triple Five litigation nor any potential payments under the indemnity, if any, will have a material adverse effect on the SPG Operating Partnership. Given the early stage of the litigation it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court issued an order changing jurisdiction. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to calculate Plaintiffs' damages and rule upon counterclaims asserted by the SPG Operating Partnership. As a result of the appellate court's decision, the SPG Operating Partnership recorded a $12,000 loss in 1999 related to this litigation in the accompanying consolidated statements of operations as an unusual item.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court has not yet determined whether it will take the matter up on appeal. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

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

          Lease Commitments

     As of December 31, 1999, a total of 35 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2000 to 2090. These ground leases generally require payments by the SPG Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the SPG Operating Partnership for the years ended December 31, 1999, 1998 and 1997, was $13,365, $13,618 and $10,511, respectively.

     Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:


               2000                    $  7,544
               2001                       7,645
               2002                       7,925
               2003                       7,864
               2004                       7,407
               Thereafter               495,963
                                       --------
                                       $534,348
                                       ========

          Long-term Contract

     On September 30, 1999, the SPG Operating Partnership entered into a five year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements throughout the SPG Operating Partnership's portfolio. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. The SPG Operating Partnership has committed to pay Enron a fixed percentage of the Portfolio's historical energy costs for these services over the term of the agreement.

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

14.  Related Party Transactions

     In preparation for the CPI Merger, on July 31, 1998, CPI, with the assistance of the SPG Operating Partnership, completed the sale of the General Motors Building in New York, New York for approximately $800,000. The SPG Operating Partnership and certain third-party affiliates each received a $2,500 fee from CPI in connection with the sale.

15.  New Accounting Pronouncement

     On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 will be effective for the SPG Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management is currently evaluating the impact of SFAS 133, which it believes could increase volatility in earnings and other comprehensive income.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The SPG Operating Partnership currently recognizes overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership will adopt SAB 101 effective January 1, 2000. Management is currently evaluating the impact of applying SAB 101 and expects to record a loss from the cumulative effect of a change in accounting principle of approximately $13,000 in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year.

16. Quarterly Financial Data (Unaudited)

Consolidated summarized quarterly 1999 and 1998 data is as follows:

                                              First           Second           Third            Fourth             Annual
                                             Quarter          Quarter         Quarter           Quarter            Amount
                                          ------------     ------------    ------------      ------------       ------------
1999
-----------------------------------
Total revenue                             $    441,194     $    453,419    $    466,913      $    518,709       $  1,880,235
Operating income                               194,706          208,491         212,878           236,636            852,711
Income before unusual and
  extraordinary items                           66,638           67,735          84,164            91,306            309,843

Net income available to Unitholders             47,159           51,569          55,064            68,023            221,815

Net income before extraordinary
  items per Unit (1)                      $       0.21     $       0.22    $       0.24      $       0.31       $       0.98

Net income per Unit (1)                   $       0.21     $       0.22    $       0.24      $       0.29       $       0.95
Weighted Average Units Outstanding         227,879,830      232,231,002     232,636,887       236,713,575        232,569,029

Diluted net income before
 extraordinary items per Unit (1)         $       0.21     $       0.22    $       0.24      $       0.31       $       0.98

Diluted net income per Unit (1)           $       0.21     $       0.22    $       0.24      $       0.29       $       0.95
Diluted weighted Average Units
  Outstanding                              228,061,703      232,498,343     232,707,718       236,729,515        232,706,031

                                                First             Second              Third             Fourth             Annual
                                               Quarter            Quarter            Quarter            Quarter            Amount
                                            ------------       ------------       ------------       ------------      ------------
1998
-----------------------------------
Total revenue                               $    300,257       $    310,375       $    321,987       $    467,570      $  1,400,189
Operating income                                 133,667            145,226            147,326            213,790           640,009
Income before extraordinary items                 45,124             43,514             52,635             91,983           233,256
Net income available to Unitholders               37,790             43,204             44,539             73,398           198,931
Net income before extraordinary
  items per Unit (1)                        $       0.22       $       0.21       $       0.25       $       0.32      $       1.01
Net income per Unit (1)                     $       0.22       $       0.25       $       0.25       $       0.33      $       1.05
Weighted Average Units Outstanding           173,084,147        176,098,843        180,987,067        225,670,566       189,082,385
Diluted net income before
  extraordinary items per Unit (1)          $       0.22       $       0.21       $       0.25       $       0.32      $       1.01
Diluted net income per Unit (1)             $       0.22       $       0.25       $       0.25       $       0.32      $       1.05
Diluted weighted Average Units
  Outstanding                                173,471,370        176,489,839        181,312,399        225,972,148       189,439,534

(1) Primarily due to the cyclical nature of earnings available for Units and the issuance of additional Units during the periods, the sum of the quarterly earnings per Unit sometimes varies from the annual earnings per Unit.

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


                                    SIMON PROPERTY GROUP, L.P.
                                    By: Simon Property Group, Inc.,
                                    Managing General Partner

                                    By /s/ David Simon
                                       ----------------------------
                                       David Simon
                                       Chief Executive Officer

March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Capacity                                           Date
/s/ David Simon                            Chief Executive Officer                            March 23, 2000
----------------------------------         and Director (Principal Executive Officer)
David Simon

/s/ Herbert Simon                          Co-Chairman of the Board of Directors              March 23, 2000
----------------------------------
Herbert Simon

/s/ Melvin Simon                           Co-Chairman of the Board of Directors              March 23, 2000
----------------------------------
Melvin Simon

/s/ Hans C. Mautner                        Vice Chairman of the Board of Directors            March 23, 2000
----------------------------------
Hans C. Mautner

/s/ Richard Sokolov                        President, Chief Operating Officer                 March 23, 2000
----------------------------------         and Director
Richard Sokolov

/s/ Robert E. Angelica                     Director                                           March 23, 2000
----------------------------------
Robert E. Angelica

/s/ Birch Bayh                             Director                                           March 23, 2000
----------------------------------
Birch Bayh

/s/ Pieter S. van den Berg                 Director                                           March 23, 2000
----------------------------------
Pieter S. van den Berg

/s/ G. William Miller                      Director                                           March 23, 2000
----------------------------------
G. William Miller

/s/ Fredrick W. Petri                      Director                                           March 23, 2000
----------------------------------
Fredrick W. Petri

/s/ J. Albert Smith                        Director                                           March 23, 2000
----------------------------------
J. Albert Smith

/s/ Philip J. Ward                         Director                                           March 23, 2000
----------------------------------
Philip J. Ward

/s/ M. Denise DeBartolo York               Director                                           March 23, 2000
----------------------------------
M. Denise DeBartolo York

/s/ John Dahl                              Senior Vice President                              March 23, 2000
----------------------------------         (Principal Accounting Officer)
John Dahl

Principal Financial Officers:

/s/ Stephen E. Sterrett                    Treasurer                                          March 23, 2000
----------------------------------
Stephen E. Sterrett

/s/ James R. Giuliano III                  Senior Vice President                              March 23, 2000
----------------------------------
James R. Giuliano III

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULE



To Simon Property Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III:
Real Estate and Accumulated Depreciation", as of December 31, 1999, is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP
Indianapolis, Indiana,
February 16, 2000.

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)

                                                                                     Cost Capitalized
                                                         Initial Cost            Subsequent to Acquisition
                                                    ------------------------      -----------------------
                                                               Buildings and                Buildings and
Name, Location                     Encumbrances     Land        Improvements       Land      Improvements
--------------                     ------------     ----       -------------       ----     -------------
Regional Malls
Alton Square, Alton, IL                 $     0    $   154          $  7,641      $    0          $11,835
Amigoland Mall, Brownsville, TX               0      1,045             4,518           0              954
Anderson Mall, Anderson, SC              27,500      1,712            18,122       1,363            4,506
Arsenal Mall, Watertown, MA              36,871          0            62,206           0                0
Arsenal Mall HCHP, Watertown, MA              0          0             3,922           0                0
Aurora Mall, Aurora, CO                       0     11,400            55,692           0            1,024
Barton Creek Square, Austin, TX               0      4,414            20,699         771           31,860
Battlefield Mall, Springfield, MO        92,177      4,039            29,769       3,225           37,097
Bay Park Square, Green Bay, WI           24,848      6,864            25,623         362            2,653
Bergen Mall, Paramus, NJ                      0     11,020            92,541           0            6,888
Biltmore Square, Asheville, NC           25,765     10,908            19,315           0            1,117
Boynton Beach Mall, Boynton Beach, FL         0     33,758            67,710           0            5,288
Brea Mall, Brea, CA                           0     39,500           209,202           0            1,394
Broadway Square, Tyler, TX                    0     11,470            32,439           0            3,862
Brunswick Square, East Brunswick, NJ          0      8,436            55,838           0           11,570
Burlington Mall, Burlington, MA               0     46,600           303,618           0              717
Castleton Square, Indianapolis, IN            0     44,860            80,963       2,500           28,145
Century III Mall, West Mifflin, PA       66,000     17,251           117,822           0            1,758
Charlottesville Fashion Square,
   Charlottesville, VA                        0          0            54,738           0            1,170
Chautauqua Mall, Jamestown, NY                0      3,257             9,641           0           13,740
Cheltenham Square, Philadelphia, PA      34,226     14,227            43,799           0            3,553
Chesapeake Square, Chesapeake, VA        46,739     11,534            70,461           0            2,737
Cielo Vista Mall, El Paso, TX            94,817      1,307            18,512         608           18,507
College Mall, Bloomington, IN            53,481      1,012            16,245         722           19,465
Columbia Center, Kennewick, WA           42,326     27,170            58,185           0            6,080
Cordova Mall, Pensacola, FL                   0     18,800            75,880        (158)           1,335
Cottonwood Mall, Albuquerque, NM              0     13,145            69,173        (981)             (77)
Crossroads Mall, Omaha, NE                    0        884            37,293         409           28,715
Crystal River Mall, Crystal River, FL    15,292     11,650            14,252           0            3,569
DeSoto Square, Bradenton, FL             38,880      9,380            52,716           0            4,102
Eastern Hills Mall, Buffalo, NY               0     15,444            47,604          12            3,626
Eastland Mall, Tulsa, OK                 15,000      3,124            24,035         518            6,625
Edison Mall, Fort Myers, FL                   0     11,529           107,381           0            3,803
Fashion Mall at Keystone at the
   Crossing, Indianapolis, IN            63,569          0           120,579           0            2,041
Forest Mall, Fond Du Lac, WI             15,550        728             4,498           0            5,979
Forest Village Park, Forestville, MD     21,850      1,212             4,625         757            4,303
Fremont Mall, Fremont, NE                     0         26             1,280         265            3,003
Golden Ring Mall, Baltimore, MD          29,750      1,130             8,955         572            8,691
Great Lakes Mall, Cleveland, OH          61,121     14,607           100,362           0            4,265
Greenwood Park Mall, Greenwood, IN       96,236      2,607            23,500       5,275           58,683
Gulf View Square, Port Richey, FL        37,064     13,690            39,997           0            7,069
Haywood Mall, Greenville, SC                  0     11,604           133,893           0              252
Heritage Park, Midwest City, OK               0        598             6,213           0            2,363
Hutchinson Mall, Hutchison, KS           15,882      1,683            18,427           0            2,998
Independence Center,

                                                Gross Amounts At
                                                  Which Carried
                                                At Close of Period
                                      ---------------------------------------
                                                 Buildings and                     Accumulated         Date of
Name, Location                        Land        Improvements       Total(1)    Depreciation(2)    Construction
--------------                        ----        ------------       --------    ---------------    ------------
Regional Malls
Alton Square, Alton, IL               $   154         $ 19,476       $ 19,630           $  3,142    1993 (Note 3)
Amigoland Mall, Brownsville, TX         1,045            5,472          6,517              1,890    1974
Anderson Mall, Anderson, SC             3,075           22,628         25,703              5,918    1972
Arsenal Mall, Watertown, MA                 0           62,206         62,206                251    1999 (Note 4)
Arsenal Mall HCHP, Watertown, MA            0            3,922          3,922                 14    1999 (Note 4)
Aurora Mall, Aurora, CO                11,400           56,716         68,116              2,024    1998 (Note 4)
Barton Creek Square, Austin, TX         5,185           52,559         57,744             10,939    1981
Battlefield Mall, Springfield, MO       7,264           66,866         74,130             14,716    1970
Bay Park Square, Green Bay, WI          7,226           28,276         35,502              2,706    1996 (Note 4)
Bergen Mall, Paramus, NJ               11,020           99,429        110,449              9,320    1996 (Note 4)
Biltmore Square, Asheville, NC         10,908           20,432         31,340              2,164    1996 (Note 4)
Boynton Beach Mall, Boynton Beach, FL  33,758           72,998        106,756              7,327    1996 (Note 4)
Brea Mall, Brea, CA                    39,500          210,596        250,096              7,506    1998 (Note 4)
Broadway Square, Tyler, TX             11,470           36,301         47,771              5,447    1994 (Note 3)
Brunswick Square, East Brunswick, NJ    8,436           67,408         75,844              5,827    1996 (Note 4)
Burlington Mall, Burlington, MA        46,600          304,335        350,935             10,910    1998 (Note 4)
Castleton Square, Indianapolis, IN     47,360          109,108        156,468              9,540    1996 (Note 4)
Century III Mall, West Mifflin, PA     17,251          119,580        136,831             25,684    1999 (Note 4)
Charlottesville Fashion Square,
   Charlottesville, VA                      0           55,908         55,908              3,743    1997 (Note 4)
Chautauqua Mall, Jamestown, NY          3,257           23,381         26,638              2,309    1996 (Note 4)
Cheltenham Square, Philadelphia, PA    14,227           47,352         61,579              4,801    1996 (Note 4)
Chesapeake Square, Chesapeake, VA      11,534           73,198         84,732              7,045    1996 (Note 4)
Cielo Vista Mall, El Paso, TX           1,915           37,019         38,934             11,034    1974
College Mall, Bloomington, IN           1,734           35,710         37,444             10,114    1965
Columbia Center, Kennewick, WA         27,170           64,265         91,435              6,328    1996 (Note 4)
Cordova Mall, Pensacola, FL            18,642           77,215         95,857              4,395    1998 (Note 4)
Cottonwood Mall, Albuquerque, NM       12,164           69,096         81,260              9,351    1996
Crossroads Mall, Omaha, NE              1,293           66,008         67,301              8,850    1994 (Note 3)
Crystal River Mall, Crystal River, FL  11,650           17,821         29,471              1,713    1996 (Note 4)
DeSoto Square, Bradenton, FL            9,380           56,818         66,198              5,675    1996 (Note 4)
Eastern Hills Mall, Buffalo, NY        15,456           51,230         66,686              5,140    1996 (Note 4)
Eastland Mall, Tulsa, OK                3,642           30,660         34,302              6,700    1986
Edison Mall, Fort Myers, FL            11,529          111,184        122,713              7,117    1997 (Note 4)
Fashion Mall at Keystone at the
   Crossing, Indianapolis, IN               0          122,620        122,620              6,974    1997 (Note 4)
Forest Mall, Fond Du Lac, WI              728           10,477         11,205              2,399    1973
Forest Village Park, Forestville, MD    1,969            8,928         10,897              2,479    1980
Fremont Mall, Fremont, NE                 291            4,283          4,574                807    1966
Golden Ring Mall, Baltimore, MD         1,702           17,646         19,348              5,588    1974 (Note 3)
Great Lakes Mall, Cleveland, OH        14,607          104,627        119,234             10,386    1996 (Note 4)
Greenwood Park Mall, Greenwood, IN      7,882           82,183         90,065             17,666    1979
Gulf View Square, Port Richey, FL      13,690           47,066         60,756              4,260    1996 (Note 4)
Haywood Mall, Greenville, SC           11,604          134,145        145,749             11,174    1999 (Note 4)
Heritage Park, Midwest City, OK           598            8,576          9,174              2,804    1978
Hutchinson Mall, Hutchison, KS          1,683           21,425         23,108              5,147    1985
Independence Center,

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)


                                                                            Cost Capitalized
                                                      Initial Cost     Subsequent to Acquisition
                                                  -------------------- -------------------------
                                                         Buildings and             Buildings and
Name, Location                     Encumbrances   Land    Improvements      Land    Improvements
--------------                     ------------   ----   -------------      ----    ------------
   Independence, MO                           0      5,539      45,822           0        15,864
Ingram Park Mall, San Antonio, TX             0        820      17,163         169        14,644
Irving Mall, Irving, TX                       0      6,737      17,479       2,533        24,468
Jefferson Valley Mall, Yorktown
   Heights, NY                           50,000      4,868      30,304           0         4,409
Knoxville Center, Knoxville, TN               0      5,006      21,965       3,712        34,547
Lakeline Mall, N. Austin, TX             72,180     14,948      81,568           0           210
La Plaza, McAllen, TX                         0      2,194       9,828       7,454        14,173
Lafayette Square, Indianapolis, IN            0     25,546      43,294           0         9,361
Laguna Hills Mall, Laguna Hills, CA           0     28,074      55,689           0         3,239
Lenox Square, Atlanta, GA                     0     41,900     492,411           0         1,842
Lima Mall, Lima, OH                      18,903      7,910      35,495           0         3,733
Lincolnwood Town Center,
   Lincolnwood, IL                            0     11,197      63,490          28         1,286
Livingston Mall, Livingston, NJ               0     30,200     105,250           0           438
Longview Mall, Longview, TX              27,600        270       3,602         124         7,138
Machesney Park Mall, Rockford, IL             0        614       7,438         120         4,189
Markland Mall, Kokomo, IN                     0          0       7,568           0         2,763
Mc Cain Mall, N. Little Rock, AR         43,259          0       9,515           0         8,099
Melbourne Square, Melbourne, FL          38,869     20,552      51,110           0         4,656
Memorial Mall, Sheboygan, WI                  0        175       4,881           0           853
Menlo Park Mall, Edison, NJ                   0     65,684     223,252           0         5,574
Miami International Mall, Miami, FL      45,920     13,794      69,701       8,942         4,105
Midland Park Mall, Midland, TX           28,000        687       9,213           0         6,533
Miller Hill Mall, Duluth, MN                  0      2,537      18,113           0         9,208
Mission Viejo Mall, Mission Viejo, CA   110,068      9,139      54,445       5,613       117,736
Mounds Mall, Anderson, IN                     0          0       2,689           0         2,291
Muncie Mall, Muncie, IN                   8,294        172       5,964          52        21,231
Nanuet Mall, Nanuet, NY                       0     27,700     162,993           0           991
North East Mall, Hurst, TX               73,636      1,347      13,473       2,961       119,444
North Towne Square, Toledo, OH           23,500        579       8,382           0         2,072
Northgate Mall, Seattle, WA              79,035     89,991      57,873           0        18,920
Northlake Mall, Atlanta, GA                   0     33,400      98,035           0           149
Northwoods Mall, Peoria, IL                   0      1,203      12,779       1,449        26,976
Oak Court Mall, Memphis, TN                   0     15,673      57,304           0         1,666
Orange Park Mall, Jacksonville, FL            0     13,345      65,173           0        14,769
Orland Square, Orland Park, IL           50,000     36,770     129,906           0         2,098
Paddock Mall, Ocala, FL                  29,478     20,420      30,490           0         4,743
Palm Beach Mall, West Palm Beach, FL     49,419     12,549     112,741           0        20,933
Phipps Plaza, Atlanta, GA                     0     19,200     210,783           0         1,783
Port Charlotte Town Center,
   Port Charlotte, FL                    52,099      5,561      59,381           0         8,769
Prien Lake Mall, Lake Charles, LA             0      1,893       2,829       3,091        35,256
Raleigh Springs Mall, Memphis, TN             0      9,137      28,604           0         7,014
Randall Park Mall, Cleveland, OH         40,000      4,421      52,456           0        18,073
Richardson Square, Dallas, TX                 0      4,867       6,329       1,075        11,338
Richmond Towne Square, Cleveland, OH     45,898      2,666      12,112           0        52,961
Richmond Square, Richmond, IN                 0      3,410      11,343           0         9,037

                                                   Gross Amounts At
                                                    Which Carried
                                                  At Close of Period
                                         -------------------------------------
                                                  Buildings and                  Accumulated        Date of
Name, Location                           Land      Improvements    Total(1)     Depreciation(2)  Construction
---------------------------------        ----      ------------    -----------  ---------------  ------------
   Independence, MO                         5,539        61,686         67,225          8,017    1994 (Note 3)
Ingram Park Mall, San Antonio, TX             989        31,807         32,796          9,468    1979
Irving Mall, Irving, TX                     9,270        41,947         51,217         10,991    1971
Jefferson Valley Mall, Yorktown
   Heights, NY                              4,868        34,713         39,581          8,690    1983
Knoxville Center, Knoxville, TN             8,718        56,512         65,230          8,836    1984
Lakeline Mall, N. Austin, TX               14,948        81,778         96,726          7,342    1999 (Note 4)
La Plaza, McAllen, TX                       9,648        24,001         33,649          3,698    1976
Lafayette Square, Indianapolis, IN         25,546        52,655         78,201          5,184    1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA        28,074        58,928         87,002          3,818    1997 (Note 4)
Lenox Square, Atlanta, GA                  41,900       494,253        536,153         17,609    1998 (Note 4)
Lima Mall, Lima, OH                         7,910        39,228         47,138          3,819    1996 (Note 4)
Lincolnwood Town Center,
   Lincolnwood, IL                         11,225        64,776         76,001         14,756    1990
Livingston Mall, Livingston, NJ            30,200       105,688        135,888          3,763    1998 (Note 4)
Longview Mall, Longview, TX                   394        10,740         11,134          2,684    1978
Machesney Park Mall, Rockford, IL             734        11,627         12,361          3,879    1979
Markland Mall, Kokomo, IN                       0        10,331         10,331          2,165    1968
Mc Cain Mall, N. Little Rock, AR                0        17,614         17,614          5,950    1973
Melbourne Square, Melbourne, FL            20,552        55,766         76,318          5,378    1996 (Note 4)
Memorial Mall, Sheboygan, WI                  175         5,734          5,909          1,613    1969
Menlo Park Mall, Edison, NJ                65,684       228,826        294,510         14,858    1997 (Note 4)
Miami International Mall, Miami, FL        22,736        73,806         96,542         21,944    1996 (Note 4)
Midland Park Mall, Midland, TX                687        15,746         16,433          4,739    1980
Miller Hill Mall, Duluth, MN                2,537        27,321         29,858          5,470    1973
Mission Viejo Mall, Mission Viejo, CA      14,752       172,181        186,933          6,877    1996 (Note 4)
Mounds Mall, Anderson, IN                       0         4,980          4,980          2,054    1965
Muncie Mall, Muncie, IN                       224        27,195         27,419          4,502    1970
Nanuet Mall, Nanuet, NY                    27,700       163,984        191,684          5,877    1998 (Note 4)
North East Mall, Hurst, TX                  4,308       132,917        137,225          5,349    1996 (Note 4)
North Towne Square, Toledo, OH                579        10,454         11,033          4,730    1980
Northgate Mall, Seattle, WA                89,991        76,793        166,784          6,984    1996 (Note 4)
Northlake Mall, Atlanta, GA                33,400        98,184        131,584          3,502    1998 (Note 4)
Northwoods Mall, Peoria, IL                 2,652        39,755         42,407          9,719    1983 (Note 3)
Oak Court Mall, Memphis, TN                15,673        58,970         74,643          3,901    1997 (Note 4)
Orange Park Mall, Jacksonville, FL         13,345        79,942         93,287         11,030    1994 (Note 3)
Orland Square, Orland Park, IL             36,770       132,004        168,774          8,206    1997 (Note 4)
Paddock Mall, Ocala, FL                    20,420        35,233         55,653          3,366    1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL       12,549       133,674        146,223         15,092    1998 (Note 4)
Phipps Plaza, Atlanta, GA                  19,200       212,566        231,766          7,583    1998 (Note 4)
Port Charlotte Town Center,
   Port Charlotte, FL                       5,561        68,150         73,711          6,003    1996 (Note 4)
Prien Lake Mall, Lake Charles, LA           4,984        38,085         43,069          4,153    1972
Raleigh Springs Mall, Memphis, TN           9,137        35,618         44,755          3,068    1996 (Note 4)
Randall Park Mall, Cleveland, OH            4,421        70,529         74,950          6,019    1996 (Note 4)
Richardson Square, Dallas, TX               5,942        17,667         23,609          1,679    1996 (Note 4)
Richmond Towne Square, Cleveland, OH        2,666        65,073         67,739          2,416    1996 (Note 4)
Richmond Square, Richmond, IN               3,410        20,380         23,790          2,055    1996 (Note 4)

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 1999                      SCHEDULE III

                            (Dollars in thousands)

                                                                                                  Cost Capitalized
                                                                 Initial Cost                 Subsequent to Acquisition
                                                             -----------------------          -------------------------
                                                                       Buildings and                      Buildings and
Name, Location                              Encumbrances     Land       Improvements           Land        Improvements
--------------                              ------------     ----      -------------           ----       -------------
River Oaks Center, Calumet City, IL               32,500     30,884          101,224               0              2,064
Rockaway Townsquare, Rockaway, NJ                      0     50,500          218,557               0              2,479
Rolling Oaks Mall,  North San Antonio, TX              0      2,647           38,609             (70)             1,788
Roosevelt Field, Garden City, NY                       0    165,006          702,008           2,096              3,657
Ross Park Mall, Pittsburgh, PA                         0     14,557           50,995           9,617             48,819
Santa Rosa Plaza, Santa Rosa, CA                       0     10,400           87,864               0                815
South Hills Village,  Pittsburgh, PA                   0     23,453          125,858               0                708
South Park Mall, Shreveport, LA                   26,384        855           13,684              74              2,806
South Shore Plaza, Braintree, MA                       0    101,200          301,495               0              1,339
Southern Park Mall, Youngstown, OH                     0     16,982           77,774              97             16,294
Southgate Mall, Yuma, AZ                               0      1,817            7,974               0              3,415
St Charles Towne Center
   Waldorf, MD                                    28,780      9,329           52,974           1,180             10,833
Summit Mall, Akron, OH                                 0     23,742           42,769               0             13,191
Sunland Park Mall, El Paso, TX                    39,125      2,896           28,900               0              4,682
Tacoma Mall, Tacoma, WA                           92,474     39,263          125,826               0             10,289
Tippecanoe Mall, Lafayette, IN                    61,330      4,187            8,474           5,517             33,545
Town Center at Boca Raton
   Boca Raton, FL                                      0     64,200          307,511               0             17,927
Towne East Square, Wichita, KS                    79,756      9,495           18,479           2,042             11,626
Towne West Square, Wichita, KS                         0        972           21,203              76              7,947
Treasure Coast Square, Jenson Beach, FL           64,419     11,124           73,108           3,067             10,479
Tyrone Square, St. Petersburg, FL                      0     15,638          120,962               0             12,662
University Mall, Little Rock, AR                       0        123           17,411               0              1,117
University Mall, Pensacola, FL                         0      4,741           26,657               0              3,506
University Park Mall, South Bend, IN              59,500     15,105           61,466               0              9,063
Upper Valley Mall, Springfield, OH                30,940      8,421           38,745               0              1,626
Valle Vista Mall, Harlingen, TX                   41,623      1,398           17,266             372              8,158
Virginia Center Commons, Richmond, VA                  0      9,764           50,547           4,149              3,462
Walt Whitman Mall, Huntington Station, NY              0     51,700          111,170           3,789             24,388
Washington Square, Indianapolis, IN               33,541     20,146           41,248               0              5,912
West Ridge Mall, Topeka, KS                        5,796      5,652           34,132             197              5,553
Westminster Mall, Westminster, CA                      0     45,200           84,709               0                899
White Oaks Mall, Springfield, IL                  16,500      3,024           35,692           1,153             14,109
Windsor Park Mall, San Antonio, TX                14,442      1,194           16,940             130              3,430
Woodville Mall, Toledo, OH                             0      1,831            4,454               0                951
Community Shopping Centers
Arboretum, The, Austin, TX                        34,000      7,640           36,778              71              1,620
Arvada Plaza, Arvada, CO                               0         70              342             608                825
Aurora Plaza, Aurora, CO                               0         35            5,754               0              1,039
Bloomingdale Court, Bloomingdale, IL              29,879      8,764           26,184               0              1,889
Boardman Plaza, Youngstown, OH                    18,277      8,189           26,355               0              2,024
Bridgeview Court, Bridgeview, IL                       0        302            3,638               0                704
Brightwood Plaza, Indianapolis, IN                     0         65              128               0                252
Buffalo Grove Towne Center, Buffalo
     Grove, IL                                         0      1,345            6,602             121                379
Celina Plaza, El Paso, TX                              0        138              815               0                100
Century Mall, Merrillville, IN                         0      2,190            9,589               0              1,410

                                                        Gross Amounts At
                                                          Which Carried
                                                       At Close of Period
                                               --------------------------------------
                                                         Buildings and                     Accumulated        Date of
Name, Location                                 Land       Improvements       Total (1)   Depreciation (2)   Construction
--------------                                 ----      -------------       --------    ---------------    ------------
River Oaks Center, Calumet City, IL            30,884          103,288        134,172              6,358    1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ              50,500          221,036        271,536              7,843    1998 (Note 4)
Rolling Oaks Mall,  North San Antonio, TX       2,577           40,397         42,974             10,877    1998 (Note 4)
Roosevelt Field, Garden City, NY              167,102          705,665        872,767             25,156    1998 (Note 4)
Ross Park Mall, Pittsburgh, PA                 24,174           99,814        123,988             13,370    1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA               10,400           88,679         99,079              3,186    1998 (Note 4)
South Hills Village,  Pittsburgh, PA           23,453          126,566        150,019              7,629    1997 (Note 4)
South Park Mall, Shreveport, LA                   929           16,490         17,419              5,417    1975
South Shore Plaza, Braintree, MA              101,200          302,834        404,034             10,860    1998 (Note 4)
Southern Park Mall, Youngstown, OH             17,079           94,068        111,147              9,307    1996 (Note 4)
Southgate Mall, Yuma, AZ                        1,817           11,389         13,206              2,720    1988 (Note 3)
St Charles Towne Center
   Waldorf, MD                                 10,509           63,807         74,316             15,715    1990
Summit Mall, Akron, OH                         23,742           55,960         79,702              5,914    1996 (Note 4)
Sunland Park Mall, El Paso, TX                  2,896           33,582         36,478              9,568    1988
Tacoma Mall, Tacoma, WA                        39,263          136,115        175,378             13,015    1996 (Note 4)
Tippecanoe Mall, Lafayette, IN                  9,704           42,019         51,723             11,774    1973
Town Center at Boca Raton
   Boca Raton, FL                              64,200          325,438        389,638             10,560    1998 (Note 4)
Towne East Square, Wichita, KS                 11,537           30,105         41,642              9,189    1975
Towne West Square, Wichita, KS                  1,048           29,150         30,198              8,264    1980
Treasure Coast Square, Jenson Beach, FL        14,191           83,587         97,778              7,560    1996 (Note 4)
Tyrone Square, St. Petersburg, FL              15,638          133,624        149,262             12,477    1996 (Note 4)
University Mall, Little Rock, AR                  123           18,528         18,651              5,488    1967
University Mall, Pensacola, FL                  4,741           30,163         34,904              4,648    1994 (Note 3)
University Park Mall, South Bend, IN           15,105           70,529         85,634             32,852    1996 (Note 4)
Upper Valley Mall, Springfield, OH              8,421           40,371         48,792              4,070    1996 (Note 4)
Valle Vista Mall, Harlingen, TX                 1,770           25,424         27,194              6,430    1983
Virginia Center Commons, Richmond, VA          13,913           54,009         67,922              4,977    1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY      55,489          135,558        191,047              6,720    1998 (Note 4)
Washington Square, Indianapolis, IN            20,146           47,160         67,306              4,407    1996 (Note 4)
West Ridge Mall, Topeka, KS                     5,849           39,685         45,534              8,929    1988
Westminster Mall, Westminster, CA              45,200           85,608        130,808              3,036    1998 (Note 4)
White Oaks Mall, Springfield, IL                4,177           49,801         53,978              8,633    1977
Windsor Park Mall, San Antonio, TX              1,324           20,370         21,694              6,019    1976
Woodville Mall, Toledo, OH                      1,831            5,405          7,236                663    1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX                      7,711           38,398         46,109              1,196    1998 (Note 4)
Arvada Plaza, Arvada, CO                          678            1,167          1,845                404    1966
Aurora Plaza, Aurora, CO                           35            6,793          6,828              2,086    1966
Bloomingdale Court, Bloomingdale, IL            8,764           28,073         36,837              4,985    1987
Boardman Plaza, Youngstown, OH                  8,189           28,379         36,568              2,713    1996 (Note 4)
Bridgeview Court, Bridgeview, IL                  302            4,342          4,644                985    1988
Brightwood Plaza, Indianapolis, IN                 65              380            445                147    1965
Buffalo Grove Towne Center, Buffalo
     Grove, IL                                  1,466            6,981          8,447                787    1988
Celina Plaza, El Paso, TX                         138              915          1,053                221    1978
Century Mall, Merrillville, IN                  2,190           10,999         13,189              4,019    1992 (Note 3)

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)

                                                                                                   Cost Capitalized
                                                                       Initial Cost            Subsequent to Acquisition
                                                                     ---------------------     -------------------------
                                                                             Buildings and                 Buildings and
Name, Location                                     Encumbrances       Land    Improvements         Land     Improvements
--------------------------------------------       ------------      -----    ------------         ----     ------------
Charles Towne Square, Charleston, SC                          0        446           1,768          425           11,090
Chesapeake Center, Chesapeake, VA                         6,563      5,352          12,279            0              102
Countryside Plaza, Countryside, IL                            0      1,243           8,507            0              602
Eastgate Consumer Mall, Indianapolis, IN                 22,929        424           4,722          187            2,705
Eastland Plaza, Tulsa, OK                                     0        908           3,709            0                0
Forest Plaza, Rockford, IL                               16,388      4,187          16,818          453              626
Fox River Plaza, Elgin, IL                                    0      2,908           9,453            0              148
Glen Burnie Mall, Glen Burnie, MD                             0      7,422          22,778            0            2,595
Great Lakes Plaza, Cleveland, OH                              0      1,028           2,025            0            3,366
Greenwood Plus, Greenwood, IN                                 0      1,350           1,792            0            3,757
Griffith Park Plaza, Griffith, IN                             0          0           2,412            0              135
Grove at Lakeland Square, The, Lakeland, FL               3,750      5,237           6,016            0            1,031
Hammond Square, Sandy Springs, GA                             0          0              27            0                1
Highland Lakes Center, Orlando, FL                       14,377     13,951          18,490            0              454
Ingram Plaza, San Antonio, TX                                 0        421           1,802            4               21
Keystone Shoppes, Indianapolis, IN                            0          0           4,232            0               (7)
Knoxville Commons, Knoxville, TN                              0      3,731           5,345            0            1,787
Lake Plaza, Waukegan, IL                                      0      2,812           6,420            0              364
Lake View Plaza, Orland Park, IL                         21,785      4,775          17,586            0            2,115
Lakeline Plaza, Austin, TX                               23,883      5,929          25,732            0            5,696
Lima Center, Lima, OH                                         0      1,808           5,151            0              123
Lincoln Crossing, O'Fallon, IL                            3,298      1,047           2,692            0              192
Mainland Crossing, Galveston, TX                          1,603      1,609           1,737            0              221
Markland Plaza, Kokomo, IN                               10,000        210           1,258            0              453
Martinsville Plaza, Martinsville, VA                          0          0             584            0               50
Marwood Plaza, Indianapolis, IN                               0         52           3,597            0              107
Matteson Plaza, Matteson, IL                              9,593      1,830           9,737            0            1,986
Memorial Plaza, Sheboygan, WI                                 0        250             436            0              857
Mounds Mall Cinema, Anderson, IN                              0         88             158            0                1
Muncie Plaza, Muncie, IN                                      0        626          10,626         (163)              (5)
New Castle Plaza, New Castle, IN                              0        128           1,621            0              645
Shops at North East Plaza, The, Hurst, TX                     0      8,988           2,198        3,553           25,979
North Ridge Plaza, Joliet, IL                                 0      2,831           7,699            0              451
North Riverside Park Plaza,
     N. Riverside, IL                                     7,386      1,062           2,490            0              644
Northland Plaza, Columbus, OH                                 0      4,490           8,893            0            1,034
Northwood Plaza, Fort Wayne, IN                               0        302           2,922            0              584
Park Plaza, Hopkinsville, KY                                  0        300           1,572            0              211
Regency Plaza, St. Charles, MO                            4,497        616           4,963            0              151
Rockaway Convenience Center
   Rockaway, NJ                                               0      2,900          12,500            0                0
St. Charles Towne Plaza, Waldorf, MD                          0      8,779          18,993            0              183
Teal Plaza, Lafayette, IN                                     0         99             878            0            2,957
Terrace at The Florida Mall, Orlando, FL                  4,688      5,647           4,126            0            1,025
Tippecanoe Plaza, Lafayette, IN                               0        265             440          305            4,967
University Center, South Bend, IN                             0      2,388           5,214            0              339
Wabash Village, West Lafayette, IN                            0          0             976            0              204
Washington Plaza, Indianapolis, IN                            0        941           1,697            0              167


                                                                Gross Amounts At
                                                                  Which Carried
                                                                At Close of Period
                                               -----------------------------------------------------
                                                        Buildings and                  Accumulated        Date of
Name, Location                                  Land    Improvements    Total (1)   Depreciation (2)    Construction
--------------------------------------------   -----    ------------    ---------   ----------------    ------------
Charles Towne Square, Charleston, SC             871        12,858         13,729                333    1976
Chesapeake Center, Chesapeake, VA              5,352        12,381         17,733              1,216    1996 (Note 4)
Countryside Plaza, Countryside, IL             1,243         9,109         10,352              2,507    1977
Eastgate Consumer Mall, Indianapolis, IN         611         7,427          8,038              3,216    1991 (Note 3)
Eastland Plaza, Tulsa, OK                        908         3,709          4,617                725    1986
Forest Plaza, Rockford, IL                     4,640        17,444         22,084              3,022    1985
Fox River Plaza, Elgin, IL                     2,908         9,601         12,509              1,623    1985
Glen Burnie Mall, Glen Burnie, MD              7,422        25,373         32,795              2,535    1996 (Note 4)
Great Lakes Plaza, Cleveland, OH               1,028         5,391          6,419                663    1996 (Note 4)
Greenwood Plus, Greenwood, IN                  1,350         5,549          6,899                950    1979 (Note 3)
Griffith Park Plaza, Griffith, IN                  0         2,547          2,547                792    1979
Grove at Lakeland Square, The, Lakeland, FL    5,237         7,047         12,284                791    1996 (Note 4)
Hammond Square, Sandy Springs, GA                  0            28             28                  9    1974
Highland Lakes Center, Orlando, FL            13,951        18,944         32,895              1,934    1996 (Note 4)
Ingram Plaza, San Antonio, TX                    425         1,823          2,248                670    1980
Keystone Shoppes, Indianapolis, IN                 0         4,225          4,225                241    1997 (Note 4)
Knoxville Commons, Knoxville, TN               3,731         7,132         10,863              1,355    1987
Lake Plaza, Waukegan, IL                       2,812         6,784          9,596              1,088    1986
Lake View Plaza, Orland Park, IL               4,775        19,701         24,476              2,953    1986
Lakeline Plaza, Austin, TX                     5,929        31,428         37,357              1,280    1999 (Note 4)
Lima Center, Lima, OH                          1,808         5,274          7,082                509    1996 (Note 4)
Lincoln Crossing, O'Fallon, IL                 1,047         2,884          3,931                449    1990
Mainland Crossing, Galveston, TX               1,609         1,958          3,567                220    1996 (Note 4)
Markland Plaza, Kokomo, IN                       210         1,711          1,921                613    1974
Martinsville Plaza, Martinsville, VA               0           634            634                400    1967
Marwood Plaza, Indianapolis, IN                   52         3,704          3,756                842    1962
Matteson Plaza, Matteson, IL                   1,830        11,723         13,553              2,033    1988
Memorial Plaza, Sheboygan, WI                    250         1,293          1,543                407    1966
Mounds Mall Cinema, Anderson, IN                  88           159            247                 60    1974
Muncie Plaza, Muncie, IN                         463        10,621         11,084                644    1998
New Castle Plaza, New Castle, IN                 128         2,266          2,394                725    1966
Shops at North East Plaza, The, Hurst, TX     12,541        28,177         40,718                164
North Ridge Plaza, Joliet, IL                  2,831         8,150         10,981              1,442    1985
North Riverside Park Plaza,
     N. Riverside, IL                          1,062         3,134          4,196                983    1977
Northland Plaza, Columbus, OH                  4,490         9,927         14,417              1,523    1988
Northwood Plaza, Fort Wayne, IN                  302         3,506          3,808              1,015    1974
Park Plaza, Hopkinsville, KY                     300         1,783          2,083                457    1968
Regency Plaza, St. Charles, MO                   616         5,114          5,730                793    1988
Rockaway Convenience Center
   Rockaway, NJ                                2,900        12,500         15,400                446    1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD           8,779        19,176         27,955              3,369    1987
Teal Plaza, Lafayette, IN                         99         3,835          3,934                450    1962
Terrace at The Florida Mall, Orlando, FL       5,647         5,151         10,798                710    1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN                  570         5,407          5,977              1,106    1974
University Center, South Bend, IN              2,388         5,553          7,941              4,796    1996 (Note 4)
Wabash Village, West Lafayette, IN                 0         1,180          1,180                348    1970
Washington Plaza, Indianapolis, IN               941         1,864          2,805                976    1996 (Note 4)

                          SIMON PROPERTY GROUP, L.P.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999                    SCHEDULE III

                            (Dollars in thousands)

                                                                                   Cost Capitalized
                                                            Initial Cost       Subsequent to Acquisition
                                                       ----------------------- -------------------------
                                                                 Buildings and            Buildings and
Name, Location                             Encumbrances   Land    Improvements      Land   Improvements
--------------------------------------     ------------   ----    ------------      ----   ------------
West Ridge Plaza, Topeka, KS                     44,288      1,491       4,620           0           614
White Oaks Plaza, Springfield, IL                17,688      3,265      14,267           0           341
Wichita Mall, Wichita, KS                             0          0       4,535           0         1,746
Wood Plaza, Fort Dodge, IA                            0         45         380           0           867
Specialty Retail Centers
The Forum Shops at Caesars,
   Las Vegas, NV                                175,000          0      72,866           0        59,130
Trolley Square, Salt Lake City, UT               27,141      4,899      27,539         363         7,299
Office, Mixed-Use Properties and Other
Lenox Building, Atlanta, GA                           0          0      57,778           0           332
Net Lease Properties, Various                         0     10,363           0           0             0
New Orleans Centre/CNG Tower,
   New Orleans, LA                                    0      3,679      41,231           0         6,223
O'Hare International Center,
   Rosemont, IL                                       0        125      60,287           1         9,017
Riverway, Rosemont, IL                                0      8,739     129,175          16         7,121
Development Projects
Bowie Town Center, Bowie, MD                          0      6,000         570           0         1,648
Indian River Peripheral, Vero
   Beach, FL                                          0        790          57           0             0
Victoria Ward, Honolulu, HI                           0          0       1,400           0           729
Waterford Lakes, Orlando, FL                     30,336          0       1,114       9,662        46,704
Land, Garland, TX                                     0          0           0      12,002             0
Other                                                 0          0         314           0         1,128
Corporate, Indianapolis, IN                           0      2,745         500         280         2,640
                                             ---------- ----------  ----------    --------    ----------
                                             $2,995,561 $1,994,179  $8,874,693    $114,917    $1,582,281
                                             ========== ==========  ==========    ========    ==========

                                                    Gross Amounts At
                                                     Which Carried
                                                   At Close of Period
                                      ------------------------------------------
                                                    Buildings and                  Accumulated        Date of
Name, Location                             Land      Improvements    Total (1)   Depreciation (2)  Construction
--------------------------------------     ----      ------------    ---------   ----------------  ------------
West Ridge Plaza, Topeka, KS                  1,491         5,234          6,725            895    1988
White Oaks Plaza, Springfield, IL             3,265        14,608         17,873          2,328    1986
Wichita Mall, Wichita, KS                         0         6,281          6,281          2,014    1969
Wood Plaza, Fort Dodge, IA                       45         1,247          1,292            333    1968
Specialty Retail Centers
The Forum Shops at Caesars,
   Las Vegas, NV                                  0       131,996        131,996         21,738    1992
Trolley Square, Salt Lake City, UT            5,262        34,838         40,100          7,138    1986 (Note 3)
Office, Mixed-Use Properties and Other
Lenox Building, Atlanta, GA                       0        58,110         58,110          2,096    1998 (Note 4)
Net Lease Properties, Various                10,363             0         10,363              0
New Orleans Centre/CNG Tower,
   New Orleans, LA                            3,679        47,454         51,133          4,249    1996 (Note 4)
O'Hare International Center,
   Rosemont, IL                                 126        69,304         69,430         20,312    1988
Riverway, Rosemont, IL                        8,755       136,296        145,051         39,949    1991
Development Projects
Bowie Town Center, Bowie, MD                  6,000         2,218          8,218              0
Indian River Peripheral, Vero
   Beach, FL                                    790            57            847              0    1996 (Note 4)
Victoria Ward, Honolulu, HI                       0         2,129          2,129              0
Waterford Lakes, Orlando, FL                  9,662        47,818         57,480            137
Land, Garland, TX                            12,002             0         12,002              0
Other                                             0         1,442          1,442              0
Corporate, Indianapolis, IN                   3,025         3,140          6,165          2,294
                                         ----------   -----------    -----------     ----------
                                         $2,109,096   $10,456,974    $12,566,070     $1,066,200
                                         ==========   ===========    ===========     ==========


                          SIMON PROPERTY GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1999

                            (Dollars in thousands)


(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                  1999              1998             1997
                                               -----------      ------------      ----------
Balance, beginning of year                     $11,603,771      $ 6,814,065       $5,273,465
  Acquisitions                                     475,166        4,676,634        1,238,909
  Improvements                                     544,956          356,829          312,558
  Disposals                                        (57,823)        (126,454)         (10,867)
  Deconsolidation                                       --         (117,303)              --
                                               -----------      ------------      ----------
Balance, close of year                         $12,566,070      $11,603,771       $6,814,065
                                               ===========      ===========       ==========

     The unaudited aggregate cost for federal income tax purposes as of December 31, 1999 was $8,585,753.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  1999              1998              1997
                                               ----------         --------          --------
Balance, beginning of year                     $  688,955         $448,353          $270,637
  Acquisitions                                     32,793           25,839                --
  Depreciation expense                            351,473          246,934           183,357
  Disposals                                        (7,021)         (32,171)           (5,641)
                                               ----------         --------          --------
Balance, close of year                         $1,066,200         $688,955          $448,353
                                               ==========         ========          ========

     Depreciation of the SPG Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings and Improvements - typically 35 years
     Tenant Inducements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by the SPG Operating Partnership or its predecessors. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

Exhibits                                                                              Page
                                                                                      ----
2.1        Agreement and Plan of Merger among SPG, Sub and DRC, dated as of
            March 26, 1996, as amended (included as Annex I to the
            Prospectus/Joint Proxy Statement filed as part of Form S-4 of Simon
            Property Group, Inc. (Registration No. 333-06933)).
2.2        Amendment and supplement to Offer to Purchase for Cash all
            Outstanding Beneficial Interests in The Retail Property Trust
            (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by the SPG Operating Partnership on September 12, 1997).
2.3        Agreement and Plan of Merger among SDG, CPI and CRC (incorporated by reference to Exhibit 10.1 in the Form 8-K filed by SDG on
            February 24, 1998).
3.1        Sixth Amended and Restated Limited Partnership Agreement of the SPG
            Operating Partnership (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Companies on October 9, 1998).
3.2        Certificate of Powers, Designations, Preferences and Rights of the
            7.00% Series C Cumulative Convertible Preferred Units, $0.0001 Par
            Value (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
3.3        Certificate of Powers, Designations, Preferences and Rights of the
            8.00% Series D Cumulative Redeemable Preferred Units, $0.0001 Par
            Value (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
3.4        Certificate of Powers, Designations, Preferences and Rights of the
            8.00% Series E Cumulative Redeemable Preferred Units, $0.0001 Par
            Value (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
4.1        Indenture, dated as of November 26, 1996, by and among the SPG
            Operating Partnership and The Chase Manhattan Bank, as trustee
            (incorporated by reference to the form of this document filed as
            Exhibit 4.1 to the Registration Statement on Form S-3 (Reg. No. 333-
            11491)).
4.2        Supplemental Indenture, dated as of June 22, 1998, by and among the
            SPG Operating Partnership and The Chase Manhattan Bank, as trustee, relating to the Securities (incorporated by reference as Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form
            S-4 (Reg. No. 333-63645)).
10.1       Third Amended and Restated Credit Agreement Dated as of August 25,
            1999 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
10.2       Limited Partnership Agreement of SPG Realty Consultants, L.P.
            (incorporated by reference to Exhibit 4.21 of the Form 8-K filed by the Companies on October 9, 1998).
10.3 (a)   The SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-4 filed by CPI on August
            13, 1998 (Reg. No. 333-61399)).
10.4 (a)   Form of Employment Agreement between Hans C. Mautner and the
            Companies (incorporated by reference to Exhibit 10.63 of the Form S-
            4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.5 (a)   Form of Employment Agreement between Mark S. Ticotin and the
            Companies (incorporated by reference to Exhibit 10.64 of the Form S-
            4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.6 (a)   Form of Incentive Stock Option Agreement between the Companies and
            Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock
            Incentive Plan (incorporated by reference to Exhibit 10.59 of the
            Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.7 (a)   Form of Incentive Stock Option Agreement between the Companies and
            Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock
            Incentive Plan (incorporated by reference to Exhibit 10.60 of the
            Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.8 (a)   Form of Nonqualified Stock Option Agreement between the Companies and
            Hans C. Mautner pursuant to the SPG Operating Partnership 1998 Stock
            Incentive Plan (incorporated by reference to Exhibit 10.61 of the
            Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.9 (a)   Form of Nonqualified Stock Option Agreement between the Companies and
            Mark S. Ticotin pursuant to the SPG Operating Partnership 1998 Stock
            Incentive Plan (incorporated by

            reference to Exhibit 10.62 of the Form S-4 filed by CPI on August
            13, 1998 (Reg. No. 333-61399)).
10.10 (a)  CPI Executive Severance Policy, as amended and restated effective as of August 11, 1998 (incorporated by reference to Exhibit 10.65 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.11 (b)  Option Agreement to acquire the Excluded Retail Properties
            (Previously filed as Exhibit 10.10).
10.12 (b)  Option Agreement to acquire the Excluded Properties--Land (Previously filed as Exhibit 10.11).
10.13 (b)  Option Agreements dated as of December 1, 1993 between the Management
            Company and the SPG Operating Partnership (Previously filed as
            Exhibit 10.20.)
10.14 (b)  Option Agreement dated as of December 1, 1993 to acquire Development
            Land. (Previously filed as Exhibit 10.22.)
10.15 (b)  Option Agreement dated December 1, 1993 between the Management
            Company and the SPG Operating Partnership (Previously filed as
            Exhibit 10.25.)
10.16 (b)  Lock-Up Agreement dated December 20, 1993 between MSA and the SPG
            Operating Partnership (Previously filed as Exhibit 10.27.)
10.17      Purchase Option and Right of First Refusal Agreement between DRP, LP and Edward J. DeBartolo (for Northfield Square) (Incorporated by
            reference to the 1994 DRC Form 10-K Exhibit 10(o).)
10.18      Office Lease between the SPG Operating Partnership and an affiliate of EJDC (Southwoods Executive Center).
10.19      Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by
            reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)
10.20      Purchase Option and Right of First Refusal Agreement between DRP, LP and Washington Mall Associates (for Washington, Pennsylvania Site)
            (Incorporated by reference to the 1994 DRC Form 10-K Exhibit
            10(p)(3).)
10.21      Purchase Option and Right of First Refusal Agreement between DRP, LP and DeBartolo-Stow Associates (for University Town Center)
            (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(r).)
10.22      Acquisition Option Agreement between DRP, LP and Coral Square
            Associates (for Coral Square) (Incorporated by reference to the 1994
            DRC Form 10-K Exhibit 10(s)(1).)
10.23      Acquisition Option Agreement between DRP, LP and Lakeland Square
            Associates (for Lakeland Square) (Incorporated by reference to the
            1994 DRC Form 10-K Exhibit 10(s)(2).)
10.24      Fourth Amendment to Purchase Option Agreement, dated as of July 15,
            1996, between JCP Realty, Inc., and DRP, LP (incorporated by reference to Exhibit 10.61 of SPG's 1996 Form 10-K).
10.25      Limited Partnership Agreement of SDG Macerich Properties, L.P.
21.1       List of Subsidiaries of the SPG Operating Partnership.                     81
23.1       Consent of Arthur Andersen LLP.                                            82

     (a) Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

     (b) Incorporated by reference to the exhibit indicated of Old SPG's 1993 Form 10-K.