Form 10-Q
period 2000-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2000-05-15
CIK 1022344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


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

                          SIMON PROPERTY GROUP, L.P.

                                   FORM 10-Q

                                     INDEX


Part I -  Financial Information                                           Page

     Item 1:  Financial Statements

               Consolidated Condensed Balance Sheets as
                of March 31, 2000 and December 31, 1999                      3


               Consolidated Condensed Statements of Operations
                for the three-month periods ended March 31,
                2000 and 1999                                                4

               Consolidated Condensed Statements of Cash Flows
                for the three-month periods ended March 31,
                2000 and 1999                                                5


     Notes to Unaudited Consolidated Condensed Financial Statements          6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

     Item 3:   Qualitative and Quantitative Disclosure About Market
               Risk                                                         16

Part II - Other Information

     Items 1 through 6                                                      17

Signature                                                                   18

                          SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Unaudited and dollars in thousands)

                                                                                                    March 31,          December 31,
                                                                                                       2000                1999
                                                                                                -----------------    --------------
ASSETS:
       Investment properties, at cost                                                               $  12,705,954     $  12,640,146
         Less - accumulated depreciation                                                                1,177,430         1,093,103
                                                                                                -----------------    --------------
                                                                                                       11,528,524        11,547,043
       Cash and cash equivalents                                                                          114,945           153,743
       Tenant receivables and accrued revenue, net                                                        228,516           287,950
       Notes and advances receivable from Management Company and affiliate                                152,079           162,082
       Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)                       14,489             9,848
       Investment in partnerships and joint ventures, at equity                                         1,511,539         1,512,671
       Investment in Management Company and affiliate                                                      14,232             6,833
       Other investment                                                                                    40,845            41,902
       Goodwill, net                                                                                       39,263            39,556
       Deferred costs and other assets                                                                    240,977           249,168
       Minority interest                                                                                   38,291            35,931
                                                                                                -----------------    --------------
             Total assets                                                                           $  13,923,700     $  14,046,727
                                                                                                =================    ==============

LIABILITIES:
       Mortgages and other indebtedness                                                             $   8,845,110     $   8,768,841
       Accounts payable and accrued expenses                                                              429,304           477,780
       Cash distributions and losses in partnerships and joint ventures, at equity                         35,355            32,995
       Other liabilities                                                                                  139,170           213,874
                                                                                                -----------------    --------------
             Total liabilities                                                                          9,448,939         9,493,490
                                                                                                -----------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

       Preferred units, 22,051,782 and 22,066,056 units outstanding, respectively                       1,031,061         1,032,320

       General Partners, 171,984,724 and 171,494,311 units outstanding, respectively                    2,583,217         2,631,618

       Limited Partners, 65,442,151 and 65,444,680 units outstanding, respectively                        982,944         1,004,263

       Note receivable from SPG (Interest at 7.8%, due 2009)                                              (92,825)          (92,825)

       Unamortized restricted stock award                                                                 (29,636)          (22,139)
                                                                                                -----------------    --------------
             Total partners' equity                                                                     4,474,761         4,553,237
                                                                                                -----------------    --------------
             Total liabilities and partners' equity                                                 $  13,923,700     $  14,046,727
                                                                                                =================    ==============


        The accompanying notes are an integral part of these statements

                          SIMON PROPERTY GROUP, L.P.
                      CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited and dollars in thousands, except per unit amounts)

                                                                                     For the Three Months Ended March 31,
                                                                                     -----------------------------------
                                                                                          2000               1999
                                                                                     ---------------    ----------------
REVENUE:
    Minimum rent                                                                           $ 293,574          $ 270,607
    Overage rent                                                                              12,009             13,367
    Tenant reimbursements                                                                    143,254            136,012
    Other income                                                                              24,628             21,208
                                                                                     ---------------    ---------------
       Total revenue                                                                         473,465            441,194
                                                                                     ---------------    ---------------

EXPENSES:
    Property operating                                                                        74,647             67,850
    Depreciation and amortization                                                             97,552             88,578
    Real estate taxes                                                                         47,600             46,268
    Repairs and maintenance                                                                   19,392             19,802
    Advertising and promotion                                                                 15,878             14,516
    Provision for credit losses                                                                2,175              1,794
    Other                                                                                      7,620              7,680
                                                                                     ---------------    ---------------
       Total operating expenses                                                              264,864            246,488
                                                                                     ---------------    ---------------

OPERATING INCOME                                                                             208,601            194,706

INTEREST EXPENSE                                                                             158,684            138,570
                                                                                     ---------------    ---------------
INCOME BEFORE MINORITY INTEREST                                                               49,917             56,136

MINORITY INTEREST                                                                             (2,434)            (1,815)
GAIN ON SALE OF ASSET, NET                                                                     7,096                 --
                                                                                     ---------------    ---------------
INCOME BEFORE UNCONSOLIDATED ENTITIES                                                         54,579             54,321

INCOME FROM UNCONSOLIDATED ENTITIES                                                           17,330             12,317
                                                                                     ---------------    ---------------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                                         71,909             66,638

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS                                                 (440)            (1,774)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 6)                                              (12,311)                --
                                                                                     ---------------    ---------------
NET INCOME                                                                                    59,158             64,864

PREFERRED DIVIDENDS                                                                          (19,372)           (17,705)
                                                                                     ---------------    ---------------

NET INCOME AVAILABLE TO UNITHOLDERS                                                        $  39,786          $  47,159
                                                                                     ===============    ===============

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
       Managing General Partner                                                            $   9,716          $  10,349
       General Partner(s)                                                                     19,084             23,528
       Limited Partners                                                                       10,986             13,282
                                                                                     ---------------    ---------------
       Net income                                                                          $  39,786          $  47,159
                                                                                     ===============    ===============

BASIC EARNINGS PER UNIT:
    Income before extraordinary items and cumulative effect of accounting change           $    0.22          $    0.21
    Extraordinary items                                                                           --                 --
    Cumulative effect of accounting change                                                     (0.05)                --
                                                                                     ---------------    ---------------
    Net income                                                                             $    0.17          $    0.21
                                                                                     ===============    ===============

DILUTED EARNINGS PER UNIT:
    Income before extraordinary items and cumulative effect of accounting change           $    0.22          $    0.21
    Extraordinary items                                                                           --                 --
    Cumulative effect of accounting change                                                     (0.05)                --
                                                                                     ---------------    ---------------
    Net income                                                                             $    0.17          $    0.21
                                                                                     ===============    ===============

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)

                                                                                For the Three Months Ended March 31,
                                                                             -------------------------------------------
                                                                                    2000                    1999
                                                                             -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $  59,158                $  64,864
     Adjustments to reconcile net income to net cash provided
       by operating activities--
         Depreciation and amortization                                                  100,908                   91,181
         Extraordinary item                                                                 440                    1,774
         Gain on sale of asset, net                                                      (7,096)
         Cumulative effect of accounting change                                          12,311                       --
         Straight-line rent                                                              (4,459)                  (4,833)
         Minority interest                                                                2,434                    1,815
         Equity in income of unconsolidated entities                                    (17,330)                 (12,317)
     Changes in assets and liabilities--
         Tenant receivables and accrued revenue                                          51,784                   (4,203)
         Deferred costs and other assets                                                  6,815                   (3,665)
         Accounts payable, accrued expenses and other liabilities                       (98,652)                 (59,601)
                                                                             ------------------      -------------------
           Net cash provided by operating activities                                    106,313                   75,015
                                                                             ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                                            --                  (30,300)
     Capital expenditures                                                              (103,279)                (100,478)
     Cash from acquisitions                                                                  --                    8,326
     Net proceeds from sales of assets                                                   19,217                       --
     Investments in unconsolidated entities                                             (71,344)                 (19,008)
     Note payment from the SRC Operating Partnership                                         --                   10,000
     Loan to the SRC Operating Partnership                                               (4,641)                      --
     Note payment from SPG                                                                  410                       --
     Distributions from unconsolidated entities                                          71,607                   63,095
     Investments in and advances to Management Company and affiliates                    10,002                  (11,036)
                                                                             ------------------      -------------------
         Net cash used in investing activities                                          (78,028)                 (79,401)
                                                                             ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partnership contributions, net                                                         (41)                     170
     Partnership distributions                                                         (140,441)                (134,914)
     Minority interest distributions, net                                                (4,345)                  (3,545)
     Mortgage and other note proceeds, net of transaction costs                         693,175                  913,529
     Mortgage and other note principal payments                                        (615,431)                (808,982)
                                                                             ------------------      -------------------
         Net cash used in financing activities                                          (67,083)                 (33,742)
                                                                             ------------------      -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (38,798)                 (38,128)

CASH AND CASH EQUIVALENTS, beginning of period                                          153,743                  124,466
                                                                             ------------------      -------------------
CASH AND CASH EQUIVALENTS, end of period                                              $ 114,945                $  86,338
                                                                             ==================      ===================

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

     The SPG Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 2000, the SPG Operating Partnership owned or held an interest in 256 income-producing properties, which consisted of 166 regional malls, 77 community shopping centers, four specialty retail centers, five office and mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

Note 2 - Basis of Presentation

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction therewith.

     The accompanying consolidated condensed financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

     Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three-month periods ended March 31, 2000 and 1999 was 72.4% and 71.8%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 4 - Per Unit Data

     Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The weighted average number of Units used in the computation for the three-month periods ended March 31, 2000 and 1999 was 236,995,130 and 227,879,830, respectively. The diluted weighted average number of Units used in the computation for the three-month periods ended March 31, 2000 and 1999 was 237,040,394 and 228,061,703, respectively. None of the convertible preferred Units issued and outstanding during the comparative periods had a dilutive effect on earnings per Unit. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 2000 was $154,712 as compared to $125,245 for the same period in 1999. Accrued and unpaid distributions were $876 at December 31, 1999. There were no accrued and unpaid distributions outstanding at March 31, 2000. See Note 9 for information about non-cash transactions during the three months ended March 31, 2000.

Note 6 - Cumulative Effect of Accounting Change

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The SPG Operating Partnership previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12,311, which includes the SPG Operating Partnership's $1,765 share from unconsolidated entities, in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year. The SPG Operating Partnership estimates the pro forma negative impact of adopting SAB 101 on combined net income for the three months ended March 31, 2000 to be approximately $5,000. The negative impact on earnings per share was approximately $0.02.

Note 7 - Investment in Unconsolidated Entities

     Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                                             March 31,             December 31,
BALANCE SHEETS                                                                 2000                    1999
                                                                       -------------------     -------------------
Assets:
Investment properties at cost, net                                              $6,427,311              $6,471,992
Other assets                                                                       500,441                 495,497
                                                                       -------------------     -------------------
          Total assets                                                          $6,927,752              $6,967,489
                                                                       ===================     ===================

Liabilities and Partners' Equity:
Mortgages and other notes payable                                               $4,465,282              $4,484,598
Accounts payable, accrued expenses and other liabilities                           271,496                 291,213
                                                                       -------------------     -------------------
          Total liabilities                                                      4,736,778               4,775,811
  Partners' equity                                                               2,190,974               2,191,678
                                                                       -------------------     -------------------
          Total liabilities and partners' equity                                $6,927,752              $6,967,489
                                                                       ===================     ===================
The SPG Operating Partnership's Share of:
Total assets                                                                    $2,820,259              $2,834,236
                                                                       ===================     ===================
The SPG Operating Partnership's net Investment in Joint Ventures                $1,476,184              $1,479,676
                                                                       ===================     ===================

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                       -------------------------------------------
STATEMENTS OF OPERATIONS                                                       2000                    1999
                                                                       -------------------     -------------------
Total Revenue                                                                     $286,900                $198,019

Operating expenses and other                                                       109,101                  71,307
Depreciation and amortization                                                       55,650                  34,730
                                                                       -------------------     -------------------
Operating Income                                                                   122,149                  91,982
Interest Expense                                                                    84,408                  47,288
                                                                       -------------------     -------------------
Net Income                                                                        $ 37,741                $ 44,694
                                                                       ===================     ===================
The SPG Operating Partnership's Share of
  Income from Unconsolidated Entities                                             $  9,602                $ 11,131
                                                                       ===================     ===================

     As of March 31, 2000 and December 31, 1999, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures was $570,494 and $592,457, respectively, which is amortized over the life of the related Properties. Amortization included in income from unconsolidated entities for the three-month periods ended March 31, 2000 and 1999 was $5,273 and $6,057, respectively.

     The SPG Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $7,728 and $1,186 for the three-month periods ended March 31, 2000 and 1999, respectively.

Note 8 - Debt

     At March 31, 2000, the SPG Operating Partnership had consolidated debt of $8,845,110, of which $6,135,617 was fixed-rate debt and $2,709,493 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 2000 was $1,874,281. As of March 31, 2000, the SPG Operating Partnership had interest-rate protection agreements related to $439,000 of its consolidated variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense in the comparative periods.

     On March 24, 2000, the SPG Operating Partnership refinanced $450,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

Note 9 - Partners' Equity

     The following table summarizes the changes in the Partners' equity since December 31, 1999.

                                                Managing     Non-managing                    Unamortized      Note         Total
                                  Preferred      General       General          Limited       Restricted    Receivable    Partners'
                                   Units         Partner     Partner(s) (1)    Partners      Stock Award     from SPG      Equity
                                 ----------     --------     --------------    --------      -----------   ----------   ----------
Balance at December 31, 1999     $1,032,320     $887,214         $1,744,404    $1,004,263    $ (22,139)     $(92,825)  $ 4,553,237

Conversion of 14,274 Series B
 Preferred Units into 36,913
 Units (2)                           (1,327)       1,324                                                                        (3)

Stock incentive program (453,500
 Units, net of forfeitures)                       10,548                (68)                   (10,521)                        (41)

Amortization of stock incentive                                                                  3,024                       3,024

Units converted to cash (2,529
 Units)                                                                               (60)                                     (60)

Accretion of Preferred Units             68                                                                                     68

Adjustment to allocate net
 equity of the SPG Operating
 Partnership                                      (2,959)             1,909         1,050                                       --

Distributions                       (19,372)     (29,768)           (57,407)      (33,018)                                (139,565)
                                 -------------------------------------------------------------------------------------------------
Subtotal                          1,011,689      866,359          1,688,838       972,235      (29,636)      (92,825)    4,416,660

Comprehensive Income:
---------------------
Unrealized loss on investment (3)                   (264)              (516)         (277)                                  (1,057)

Net income                           19,372        9,716             19,084        10,986                                   59,158
                                 -------------------------------------------------------------------------------------------------
Total Comprehensive Income           19,372        9,452             18,568        10,709           --            --        58,101
                                 -------------------------------------------------------------------------------------------------
Balance at March 31, 2000        $1,031,061     $875,811         $1,707,406    $  982,944    $ (29,636)     $(92,825)   $4,474,761
                                 =================================================================================================

(1)  The nonmanaging general partners merged on February 29, 2000.

(2) On March 1, 2000, 14,274 Series B Convertible Preferred Units were converted into 36,913 Units. At March 31, 2000, 4,830,057 Series B Convertible Preferred Units remained outstanding.

(3) Amounts consist of the Companies' pro rata share of the unrealized loss resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the accompanying balance sheets in other investments.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership and SPG adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 2000, 457,625 Paired Shares of restricted stock were awarded to executives related to 1999 performance. As of March 31, 2000, 2,278,586 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $3,024 and $2,713 relating to these programs were amortized in the three-month periods ended March 31, 2000 and 1999, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

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

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The
                ----------------------------------------------------------
named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court did not grant the petition for review. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each Plaintiff's damages and the counterclaims asserted by the SPG Operating Partnership. As a result of the appellate court's decision, the SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor
                                                  ------------------------------
et al., in the District Court of Cameron County, Texas, in which a judgment in
------
the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court has not yet determined whether it will take the matter up on appeal. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

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

Note 11 - New Accounting Pronouncements

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

     Overview

     The following Property acquisitions and openings (the "Property Transactions") impacted the SPG Operating Partnership's consolidated results of operations in the comparative periods. On January 29, 1999, the SPG Operating Partnership acquired the remaining 15% ownership interests in Lakeline Mall and Lakeline Plaza for approximately $21.8 million. On March 1, 1999, the SPG Operating Partnership acquired the remaining 50% ownership interest in Century III Mall for approximately $57.0 million. On June 28, 1999, the SPG Operating Partnership purchased the remaining 50% interest in Haywood Mall for approximately $68.8 million. On October 27, 1999, the SPG Operating Partnership acquired Arsenal Mall for approximately $66.3 million. In November 1999, the SPG Operating Partnership opened The Shops at North East Mall and Waterford Lakes Town Center.

     Cumulative Effect of Accounting Change

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds their sales threshold. The SPG Operating Partnership previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12.3 million in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year.

     Results of Operations

Three Months ended March 31, 2000 vs. Three Months Ended March 31, 1999

     Operating income increased $13.9 million or 7.1% for the three months ended March 31, 2000, as compared to the same period in 1999. This increase includes the results of the Property Transactions ($4.8 million). Excluding these transactions, operating income increased approximately $9.1 million, primarily resulting from a $14.4 million increase in minimum rents and a $4.1 million increase in interest income, partially offset by a $5.2 million increase in depreciation and amortization and a $3.2 million decrease in gains from sales of real property. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $2.2 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. In addition, as described above, the SPG Operating Partnership adopted SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year. The negative impact to consolidated overage rents in 2000 as compared to 1999 was estimated to be approximately $4.4 million.

     Interest expense increased $20.1 million, or 14.5% for the three months ended March 31, 2000, as compared to the same period in 1999. This increase is primarily a result of overall increases in interest rates during the comparative periods of approximately $5 million, the Property Transactions ($4.3 million) and incremental interest on borrowings under the Credit Facility to complete the 1999 acquisition of ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition") ($3.0 million) and acquire an ownership interest in Mall of America ($0.9 million).

     The $7.1 million net gain on the sale of an asset in 2000 results from the sale of the SPG Operating Partnership's interest in Lakeland Square Mall for $45.0 million.

     Income from unconsolidated entities increased from $12.3 million in 1999 to $17.3 million in 2000, resulting from a $6.5 million increase in income from the Management Company, partially offset by a $1.5 million decrease in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of an increase in management fees ($3.0 million) and a decrease in the income tax provision ($2.8 million), which was primarily the result of a tax refund recognized in 2000 ($2.0 million).

     The $0.4 million and $1.8 million extraordinary losses in 2000 and 1999, respectively, are the net results from refinancings and early extinguishments of debt.

     During the first quarter of 2000, the SPG Operating Partnership recorded a $12.3 million expense resulting from the cumulative effect of an accounting change as described above.

     Net income was $59.2 million for the three months ended March 31, 2000, which reflects a decrease of $5.7 million over the same period in 1999, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

     Liquidity and Capital Resources

     As of March 31, 2000, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $114.9 million, including $34.3 million related to the SPG Operating Partnership's gift certificate program, which management does not consider available for general working capital purposes. The SPG Operating Partnership has a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $436 million at March 31, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

     Financing and Debt

     At March 31, 2000, the SPG Operating Partnership had consolidated debt of $8,845 million, of which $6,136 million is fixed-rate debt bearing interest at a weighted average rate of 7.27% and $2,709 million is variable-rate debt bearing interest at a weighted average rate of 6.92%. As of March 31, 2000, the SPG Operating Partnership had interest rate protection agreements related to $439 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the three months ended March 31, 2000 or 1999.

     The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness, over the next five years is $6,117 million, with $4,431 million thereafter. The SPG Operating Partnership, together with SPG and the SRC Operating Partnership (See Note 1 to the financial statements) have a combined ratio of consolidated debt-to-market capitalization was 57.8% and 58.1% at March 31, 2000 and December 31, 1999, respectively.

     On March 24, 2000, the SPG Operating Partnership refinanced $450 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

     Acquisitions

     Management continues to review and evaluate a limited number of individual property and portfolio acquisition opportunities. Management believes, however, that due to the rapid consolidation of the regional mall business, coupled with the current status of the capital markets, that acquisition activity in the near term will be a less significant component of the Company's growth strategy. Management believes that funds on hand and amounts available under the Credit Facility provide the means to finance certain acquisitions. No assurance can be given that the SPG Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Dispositions

     During the first quarter of 2000, the SPG Operating Partnership sold its interests in one regional mall for $45.0 million, including the buyer's assumption of $26.0 million of mortgage debt, resulting in a net gain of $7.1 million. The net proceeds of approximately $19.2 million, were used primarily to reduce the outstanding borrowings on the Credit Facility. Also, on April 30, 2000, the SPG Operating Partnership sold an office building for approximately $71 million. The net proceeds of approximately $70.4 million were used for general working capital purposes.

     In addition to the Property sales described above, as a continuing part of the SPG Operating Partnership's long-term strategic plan, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria, including four community centers currently under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

     Development Activity

     New Developments. Development activities are an ongoing part of the SPG Operating Partnership's business. Simon Group currently has two Properties under construction, which are scheduled to open in 2000. Simon Group invested approximately $27 million on new developments during the first quarter of 2000 and expects to invest a total of approximately $130 million on new developments in 2000.

     Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. Simon Group has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. Simon Group invested approximately $44 million on renovations and expansions during the first quarter of 2000 and expects to invest a total of approximately $270 million on renovations and expansions in 2000.

     Technology Initiatives. The SPG Operating Partnership is involved in a number of activities designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties and creating products that leverage the digitalization of consumers and mall merchants through an enhanced broadband network called merchantwired. In addition, the SPG Operating Partnership recently announced it is joining with leading real estate companies across a broad range of property sectors to form a real estate technology company, which will be designed to form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors. These new activities may generate losses in the first two to three years, while programs are being developed and customer bases are being established. The SPG Operating Partnership is obligated to funding commitments of approximately $45 million related to these programs over the next two years.

     Distributions. The SPG Operating Partnership declared a distribution of $0.505 per Unit in the first quarter of 2000. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

     Investing and Financing Activities

     Cash used in investing activities of $78 million for the three months ended March 31, 2000 includes capital expenditures of $103 million, a loan to the SRC Operating Partnership of $5 million and investments in unconsolidated joint ventures of $71 million, which includes $45 million related to a financing transaction with the remainder consisting primarily of development funding. These cash uses are partially offset by distributions from unconsolidated entities of $72 million; net proceeds of $19 million from the sale of Simon Group's interest in Lakeland Square Mall; and a $10 million repayment of advances to the Management Company. Distributions from unconsolidated entities includes approximately $49 million related to a financing transaction, with the remainder resulting primarily from operating activities.

     Cash used in financing activities for the three months ended March 31, 2000 was $67 million and includes net distributions of $145 million, partially offset by net borrowings of $78 million.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Sensitivity Analysis. Simon Group's future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.3 million, and would decrease the fair value of debt by approximately $164 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.3 million, and would increase the fair value of debt by approximately $174 million.

Part II - Other Information

     Item 1:  Legal Proceedings

     Please refer to Note 10 of the financial statements for a summary of material pending litigation.

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


                                         SIMON PROPERTY GROUP, L.P.
                                         By: Simon Property Group, Inc.
                                         General Partner

                                         /s/ John Dahl
                                         ------------------------
                                         John Dahl,
                                         Senior Vice President and Chief
                                         Accounting Officer
                                         (Principal Accounting Officer)


                                         Date: May 12, 2000