Form 10-Q
period 2000-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2000-08-11
CIK 1022344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarterly period ended June 30, 2000

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

                          SIMON PROPERTY GROUP, L.P.

                                   FORM 10-Q

                                     INDEX


Part I - Financial Information                                              Page

         Item 1:  Financial Statements

               Consolidated Condensed Balance Sheets as of June 30,
                 2000 and December 31, 1999                                    3

               Consolidated Condensed Statements of Operations for the
                 three-month and six-month periods ended June 30, 2000
                 and 1999                                                      4

               Consolidated Condensed Statements of Cash Flows for the
                 six-month periods ended June 30, 2000 and 1999                5


          Notes to Unaudited Consolidated Condensed Financial Statements       6

          Item 2: Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      13

          Item 3: Qualitative and Quantitative Disclosure About Market Risk   17

Part II - Other Information

          Items 1 through 6                                                   18

Signature                                                                     19

                          SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Unaudited and dollars in thousands)

                                                                                                June 30,              December 31,
                                                                                                  2000                    1999
                                                                                              -----------             -----------
ASSETS:
     Investment properties, at cost                                                           $12,709,516             $12,640,146
       Less - accumulated depreciation                                                          1,265,610               1,093,103
                                                                                              -----------             -----------
                                                                                               11,443,906              11,547,043
     Cash and cash equivalents                                                                    133,830                 153,743
     Tenant receivables and accrued revenue, net                                                  237,807                 287,950
     Notes and advances receivable from Management Company and affiliate                          163,903                 162,082
     Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)                 22,326                   9,848
     Investments in unconsolidated entities, at equity                                          1,462,460               1,519,504
     Other investment                                                                              48,658                  41,902
     Goodwill, net                                                                                 38,970                  39,556
     Deferred costs and other assets                                                              235,110                 249,168
     Minority interest, net                                                                        39,828                  35,931
                                                                                              -----------             -----------
          Total assets                                                                        $13,826,798             $14,046,727
                                                                                              ===========             ===========

LIABILITIES:
     Mortgages and other indebtedness                                                         $ 8,805,667             $ 8,768,841
     Accounts payable and accrued expenses                                                        433,285                 477,780
     Cash distributions and losses in partnerships and joint ventures, at equity                   35,895                  32,995
     Other liabilities                                                                            127,866                 213,874
                                                                                              -----------             -----------
          Total liabilities                                                                     9,402,713               9,493,490
                                                                                              -----------             -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:

     Preferred units, 22,049,570 and 22,066,056 units outstanding, respectively                 1,028,300               1,032,320

     General Partners, 172,064,824 and 171,494,311 units outstanding, respectively              2,546,427               2,631,618

     Limited Partners, 65,436,414 and 65,444,680 units outstanding, respectively                  968,408               1,004,263

     Note receivable from SPG (Interest at 7.8%, due 2009)                                        (92,825)                (92,825)

     Unamortized restricted stock award                                                           (26,225)                (22,139)
                                                                                              -----------             -----------
          Total partners' equity                                                                4,424,085               4,553,237
                                                                                              -----------             -----------
          Total liabilities and partners' equity                                              $13,826,798             $14,046,727
                                                                                              ===========             ===========

   The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                      CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per unit amounts)

                                                           For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                           -----------------------------------     ---------------------------------
                                                              2000                     1999           2000                   1999
                                                           ----------               ----------     ----------             ----------
REVENUE:
  Minimum rent                                               $291,321                 $273,384       $584,895              $543,991
  Overage rent                                                  6,663                   14,556         18,672                27,923
  Tenant reimbursements                                       152,600                  138,469        295,854               274,481
  Other income                                                 33,866                   27,010         58,494                48,218
                                                             --------                 --------       --------              --------
    Total revenue                                             484,450                  453,419        957,915               894,613
                                                             --------                 --------       --------              --------

EXPENSES:
  Property operating                                           78,303                   71,295        152,950               139,145
  Depreciation and amortization                                98,199                   88,836        195,751               177,414
  Real estate taxes                                            48,739                   43,573         96,339                89,841
  Repairs and maintenance                                      16,106                   16,850         35,498                36,652
  Advertising and promotion                                    15,046                   14,717         30,924                29,233
  Provision for credit losses                                   2,182                    2,914          4,357                 4,708
  Other                                                         7,355                    6,743         14,975                14,423
                                                             --------                 --------       --------              --------
    Total operating expenses                                  265,930                  244,928        530,794               491,416
                                                             --------                 --------       --------              --------

OPERATING INCOME                                              218,520                  208,491        427,121               403,197

INTEREST EXPENSE                                              155,830                  145,488        314,514               284,058
                                                             --------                 --------       --------              --------
INCOME BEFORE MINORITY INTEREST                                62,690                   63,003        112,607               119,139

MINORITY INTEREST                                              (2,353)                  (3,688)        (4,787)               (5,503)
GAIN (LOSS) ON SALE OF ASSET, NET OF ASSET WRITE DOWNS
    OF $10,572, $0, $10,572 AND $0, RESPECTIVELY                1,562                   (4,188)         8,658                (4,188)
                                                             --------                 --------       --------              --------
INCOME BEFORE UNCONSOLIDATED ENTITIES                          61,899                   55,127        116,478               109,448
INCOME FROM UNCONSOLIDATED ENTITIES                            15,883                   12,608         33,213                24,925
                                                             --------                 --------       --------              --------
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                          77,782                   67,735        149,691               134,373

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS                    --                      (43)          (440)               (1,817)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 6)                    --                       --        (12,311)                   --
                                                             --------                 --------       --------              --------
NET INCOME                                                     77,782                   67,692        136,940               132,556

PREFERRED DIVIDENDS                                           (19,368)                 (16,123)       (38,740)              (33,828)
                                                             --------                 --------       --------              --------
NET INCOME AVAILABLE TO UNITHOLDERS                          $ 58,414                 $ 51,569       $ 98,200              $ 98,728
                                                             ========                 ========       ========              ========

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
    General Partners:
    SPG (Managing General Partner)                           $ 14,336                 $ 12,051       $ 24,052              $ 22,400
    SPG Properties and SD Property Group (Note 10)             27,974                   25,260         47,058                48,788
    Limited Partners                                           16,104                   14,258         27,090                27,540
                                                             --------                 --------       --------              --------
    Net income                                               $ 58,414                 $ 51,569       $ 98,200              $ 98,728
                                                             ========                 ========       ========              ========

BASIC EARNINGS PER UNIT:
  Income before extraordinary items and
    cumulative effect of accounting change                   $   0.25                 $   0.22       $   0.46              $   0.44
  Extraordinary items                                              --                    (0.00)         (0.00)                (0.01)
  Cumulative effect of accounting change                           --                       --          (0.05)                   --
                                                             --------                 --------       --------              --------
  Net income                                                 $   0.25                 $   0.22       $   0.41              $   0.43
                                                             ========                 ========       ========              ========

DILUTED EARNINGS PER UNIT:
  Income before extraordinary items and
    cumulative effect of accounting change                   $   0.25                 $   0.22       $   0.46              $   0.44
  Extraordinary items                                              --                    (0.00)         (0.00)                (0.01)
  Cumulative effect of accounting change                           --                       --          (0.05)                   --
                                                             --------                 --------       --------              --------
  Net income                                                 $   0.25                 $   0.22       $   0.41              $   0.43
                                                             ========                 ========       ========              ========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)

                                                                                    For the Six Months Ended June 30,
                                                                                    ---------------------------------
                                                                                       2000                   1999
                                                                                    ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 136,940               $ 132,556
    Adjustments to reconcile net income to net cash provided
      by operating activities--
        Depreciation and amortization                                                 200,855                 182,901
        Extraordinary items - debt related transactions                                   440                   1,817
        (Gain) loss on sales of assets, net of asset write downs of $10,572
          and $0, respectively                                                         (8,658)                  4,188
        Cumulative effect of accounting change                                         12,311                      --
        Straight-line rent                                                             (8,302)                 (8,875)
        Minority interest                                                               4,787                   5,503
        Equity in income of unconsolidated entities                                   (33,213)                (24,925)
    Changes in assets and liabilities-
        Tenant receivables and accrued revenue                                         46,769                  (1,544)
        Deferred costs and other assets                                                 7,822                  (6,427)
        Accounts payable, accrued expenses and other liabilities                      (89,542)                 (4,961)
                                                                                    ----------              ---------
          Net cash provided by operating activities                                   270,209                 280,233
                                                                                    ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions                                                                           --                 (99,254)
    Capital expenditures                                                             (216,711)               (198,643)
    Cash from acquisitions, and consolidation of joint ventures, net                       --                  10,812
    Net proceeds from sales of assets                                                 108,993                  42,000
    Investments in unconsolidated entities                                           (103,876)                (32,338)
    Note payment from the SRC Operating Partnership                                        --                  20,565
    Loan to the SRC Operating Partnership                                             (12,478)                     --
    Distributions from unconsolidated entities                                        183,852                 163,463
    Investments in and advances to Management Company and affiliates                   (1,821)                (13,063)
                                                                                    ----------              ---------
        Net cash used in investing activities                                         (42,041)               (106,458)
                                                                                    ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partnership contributions, net                                                        289                   1,253
    Partnership distributions                                                        (279,136)               (266,883)
    Minority interest distributions, net                                               (8,234)                 (8,142)
    Note payment to the SRC Operating Partnership                                          --                 (11,899)
    Mortgage and other note proceeds, net of transaction costs                        790,007               1,091,808
    Mortgage and other note principal payments                                       (751,007)               (964,787)
                                                                                    ---------               ---------
        Net cash used in financing activities                                        (248,081)               (158,650)
                                                                                    ---------               ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (19,913)                 15,125

CASH AND CASH EQUIVALENTS, beginning of period                                        153,743                 124,466
                                                                                    ----------              ---------
CASH AND CASH EQUIVALENTS, end of period                                            $ 133,830               $ 139,591
                                                                                    ==========              =========

       The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

         Notes to Unaudited Consolidated Condensed Financial Statements

                (Dollars in thousands, except per unit amounts)


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

     The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 2000, the SPG Operating Partnership owned or held an interest in 252 income-producing properties, which consisted of 165 regional malls, 74 community shopping centers, five specialty retail centers, four mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties under construction and 10 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended June 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction therewith.

     The accompanying consolidated condensed financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

     Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's remaining direct and indirect weighted average ownership interests in the SPG Operating Partnership for the three-month periods ended June 30, 2000 and June 30, 1999 were 72.4%. SPG's remaining direct and indirect weighted average ownership interests in the SPG Operating Partnership for the six-month periods ended June 30, 2000 and June 30, 1999 were 72.4% and 72.1%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation. These reclassifications have no impact on the net operating results previously reported.

Note 4 -  Per Unit Data

     Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. None of the convertible preferred Units issued and outstanding during the comparative periods had a dilutive effect on earnings per Unit. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. Basic earnings and diluted earnings were the same for all periods presented. The following table presents weighted average and diluted weighted average Units outstanding:

                                                         For the Three Months Ended                  For the Six Months Ended
                                                      ----------------------------------        ----------------------------------
                                                      June 30, 2000       June  30, 1999        June 30, 2000        June 30, 1999
                                                      -------------       --------------        -------------        -------------
Weighted Average Units Outstanding                      237,439,435          232,231,002          237,217,279          230,067,437

Diluted Weighted Average Units Outstanding              237,582,451          232,498,343          237,339,324          230,285,798


Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 2000 was $319,680 as compared to $270,768 for the same period in 1999. Accrued and unpaid distributions were $837 and $876 at June 30, 2000 and December 31, 1999, respectively. See Note 10 for information about non-cash transactions during the six months ended June 30, 2000.

Note 6 - Cumulative Effect of Accounting Change

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. The SPG Operating Partnership previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12,311, which includes the SPG Operating Partnership's $1,765 share from unconsolidated entities, during 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year. The SPG Operating Partnership estimates the pro forma negative impact of adopting SAB 101 on net income for the three-month and six-month periods ended June 30, 2000 to be approximately $6,300 and $11,300, respectively. The negative impact on earnings per Unit for the three-month and six-month periods ended June 30, 2000 was approximately $0.03 and $0.05, respectively.

Note 7 - Gain on Sales of Assets, net of Asset Write Downs

     During the first six months of 2000, the SPG Operating Partnership sold its interests in two regional malls, three community shopping centers and an office building for a total of approximately $137,100, including the buyer's assumption of approximately $25,900 of mortgage debt, which resulted in a net gain of $19,230. The net proceeds of approximately $109,000, were used to reduce the outstanding borrowings on its $1,250,000 unsecured revolving credit facility (the "Credit Facility") and for general corporate purposes. In addition, during the second quarter of 2000, the SPG Operating Partnership recognized a total asset write down of $10,572 on two Properties. Both of the Properties are under contract for sale. The estimated sale price, net of estimated closing costs, for each of the Properties was the basis for determining the fair values of the Properties and the related write down.

Note 8 - Investments in Unconsolidated Entities

     Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                                       June 30,          December 31,
BALANCE SHEETS                                                           2000               1999
                                                                      ----------         ------------
Assets:
Investment properties at cost, net                                    $6,475,999         $6,471,992
Other assets                                                             479,370            495,497
                                                                      ----------         ----------
      Total assets                                                    $6,955,369         $6,967,489
                                                                      ==========         ==========

Liabilities and Partners' Equity:
Mortgages and other notes payable                                     $4,627,333         $4,484,598
Accounts payable, accrued expenses and other liabilities                 232,024            291,213
                                                                      ----------         ----------

      Total liabilities                                                4,859,357          4,775,811
  Partners' equity                                                     2,096,012          2,191,678
                                                                      ----------         ----------
      Total liabilities and partners' equity                          $6,955,369         $6,967,489
                                                                      ==========         ==========
The SPG Operating Partnership's Share of:
Total assets                                                          $2,826,284         $2,834,236
                                                                      ==========         ==========
The SPG Operating Partnership's net Investment in Joint Ventures      $1,406,689         $1,479,676
                                                                      ==========         ==========

                                                              For the Three Months Ended      For the Six Months Ended
                                                                       June 30,                       June 30,
                                                              --------------------------     -------------------------
STATEMENTS OF OPERATIONS                                        2000            1999            2000           1999
                                                              --------        --------       ---------      ----------
Revenue:
  Minimum rent                                                $183,652        $125,359       $364,451       $252,492
  Overage rent                                                   3,184           4,679          9,028          8,521
  Tenant reimbursements                                         92,576          60,080        184,110        119,686
  Other income                                                  11,176           7,714         19,899         15,152
                                                              --------        --------       --------       --------
     Total revenue                                             290,588         197,832        577,488        395,851

Operating Expenses:
  Operating expenses and other                                 112,347          71,330        221,448        142,637
  Depreciation and amortization                                 56,121          36,335        111,771         71,065
                                                              --------        --------       --------       --------
     Total operating expenses                                  168,468         107,665        333,219        213,702
                                                              --------        --------       --------       --------
Operating Income                                               122,120          90,167        244,269        182,149
Interest Expense                                                86,730          49,928        171,138         97,216
                                                              --------        --------       --------       --------
Net Income                                                      35,390          40,239         73,131         84,933
Third Party Investors' Share of Net Income                      19,752          24,933         42,618         52,439
                                                              --------        --------       --------       --------
The SPG Operating Partnership's Share of Net Income           $ 15,638        $ 15,306       $ 30,513       $ 32,494
Amortization of Excess Investment (See below)                   (5,310)         (5,606)       (10,583)       (11,663)
                                                              ========        ========       ========       ========
Income from Unconsolidated Entities                           $ 10,328        $  9,700       $ 19,930       $ 20,831
                                                              ========        ========       ========       ========

     As of June 30, 2000 and December 31, 1999, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $568,731 and $592,457, respectively, which is amortized over the life of the related Properties.

     The SPG Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $5,555 and $2,908 for the three-month periods ended June 30, 2000 and 1999, respectively, and $13,283 and $4,094 for the six-month periods ended June 30, 2000 and 1999, respectively. The SPG Operating Partnership's investment in the Management Company was $19,876 and $6,833 as of June 30, 2000 and December 31, 1999, respectively.

Note 9 - Debt

     At June 30, 2000, the SPG Operating Partnership had consolidated debt of $8,805,667, of which $6,128,802 was fixed-rate debt and $2,676,865 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 2000 was $1,952,703. As of June 30, 2000, the SPG Operating Partnership had interest-rate protection agreements related to $376,000 of its consolidated variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense in the comparative periods.

     On March 24, 2000, the SPG Operating Partnership refinanced $450,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points.

Note 10 - Partners' Equity

     The following table summarizes the changes in the Partners' equity since December 31, 1999.

                                                        General Partners
                                                    -------------------------
                                                    Managing        SPG                      Unamortized      Note        Total
                                       Preferred    General    Properties and   Limited      Restricted    Receivable   Partners'
                                         Units      Partner        SD(1)        Partners     Stock Award    from SPG      Equity
                                       ----------   --------   --------------   ----------   -----------   ----------   ----------
Balance at December 31, 1999           $1,032,320   $887,214       $1,744,404   $1,004,263   $ (22,139)    $(92,825)    $4,553,237

Managing General Partner
  Contributions  (13,360 Units)                          385                                                                   385

Conversion of 2,212 Series A Preferred
  Units into 84,046 Units (2)              (2,827)     2,819                                                                    (8)

Units issued as dividend (1,242
  Units)(2)                                               31                                                                    31

Conversion of 14,274 Series B
  Preferred Units into 36,913
  Units (3)                                (1,327)     1,324                                                                    (3)

Stock incentive program (434,952
  Units, net of forfeitures)                          10,187             (181)                   (10,046)                      (40)

Amortization of stock incentive                                                                    5,960                     5,960

Other (Accretion of Preferred Units,
  and 8,266 limited partner Units             134                                     (209)                                    (75)
  redeemed)

Adjustment to allocate net equity of
 the SPG Operating Partnership                        (4,016)           2,563        1,453                                      --

Distributions                             (38,740)   (59,479)        (114,813)     (66,066)                               (279,098)
                                       ----------   --------   --------------   ----------   -----------   ----------   ----------
Subtotal                                  989,560    838,465        1,631,973      939,441       (26,225)     (92,825)   4,280,389

Comprehensive Income:
---------------------

Unrealized gain on investment (4)                      1,656            3,223        1,877                                   6,756

Net income                                 38,740     24,052           47,058       27,090                                 136,940
                                       ----------   --------   --------------   ----------   -----------   ----------   ----------
Total Comprehensive Income                 38,740     25,708           50,281       28,967            --           --      143,696
                                       ----------   --------   --------------   ----------   -----------   ----------   ----------
Balance at June 30, 2000               $1,028,300   $864,173       $1,682,254   $  968,408      $(26,225)    $(92,825)  $4,424,085
                                       ==========   ========   ==============   ==========   ===========   ==========   ==========

(1) SPG Properties, Inc. ("SPG Properties") and SD Property Group, Inc. ("SD"), the nonmanaging general partners, merged on February 29, 2000.

(2) Effective June 16, 2000, 2,212 Series A Convertible Preferred Units were converted into 84,046 Units. In addition, the SPG Operating Partnership issued 1,242 Units to the holders of the converted Units in lieu of the cash dividends allocable to those preferred Units. At June 30, 2000, 51,059 Series A Convertible Preferred Units remained outstanding.

(3) On March 1, 2000, 14,274 Series B Convertible Preferred Units were converted into 36,913 Units. At June 30, 2000, 4,830,057 Series B Convertible Preferred Units remained outstanding.

(4) Amounts consist of the SPG Operating Partnership's pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. The investment in Chelsea is being reflected in the accompanying balance sheets in other investments.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership and SPG adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 2000, 457,625 Paired Shares of restricted stock were awarded to executives related to 1999 performance. As of June 30, 2000, 2,260,038 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,936 and $2,654 relating to these programs were amortized in the three-month periods ended June 30, 2000 and 1999, respectively. Approximately $5,960 and $5,367 relating to these programs were amortized in the six-month periods ended June 30, 2000 and 1999, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

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

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court did not grant the petition for review. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff's damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs have filed a Supplemental Motion for Summary Judgement on the question of damages. That motion has been fully briefed and is pending before the Magistrate. The Magistrate has ruled on the counterclaims and found in Defendants' favor on one of them. This ruling would result in a set-off of approximately $2,000 against any damage award assessed in favor of two of the plaintiffs. As a result of the appellate court's decision, the SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

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

     Overview

     The following Property acquisitions, openings and dispositions (the "Property Transactions") impacted the SPG Operating Partnership's consolidated results of operations in the comparative periods. During 1999, the SPG Operating Partnership acquired the remaining ownership interests in five Properties for approximately $213.9 million, which resulted in the consolidation of each of those Properties. In November 1999, the SPG Operating Partnership opened the wholly-owned Properties; The Shops at North East Mall and Waterford Lakes Town Center. During 2000, the SPG Operating Partnership sold its interests in six Properties for approximately $137.1 million, including the buyer's assumption of $25.9 million of mortgage debt.

     Cumulative Effect of Accounting Change

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceeds its sales threshold. The SPG Operating Partnership previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12.3 million in the first quarter of 2000. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year.

     Results of Operations

Three Months ended June 30, 2000 vs. Three Months Ended June 30, 1999

     Operating income increased $10.0 million or 4.8% for the three months ended June 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($3.6 million). Excluding these transactions, operating income increased approximately $6.5 million, primarily resulting from a $11.8 million increase in minimum rents, a $3.2 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio and a $5.1 million increase in miscellaneous income, partially offset by a $7.2 million increase in depreciation and amortization and a $7.9 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $2.2 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in overage rent was primarily the result of the SPG Operating Partnership's adoption of SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year. The negative impact to consolidated overage rents in 2000 as compared to 1999 was estimated to be approximately $5.5 million.

     Interest expense increased $10.3 million, or 7.1% for the three months ended June 30, 2000, as compared to the same period in 1999. This increase is primarily a result of overall increases in interest rates during the comparative periods of approximately $4.5 million, the Property Transactions ($2.5 million) and incremental interest on borrowings under the Credit Facility to complete the 1999 acquisition of ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition") ($3.2 million) and acquire an ownership interest in Mall of America ($1.0 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

     The $1.6 million net gain on the sales of assets in 2000 results from the sale of the SPG Operating Partnership's interests in an office building, a regional mall and three community shopping centers for approximately $89.8 million, partially offset by a $10.6 million asset write down on two Properties recognized in the second quarter of 2000. In 1999 the SPG Operating Partnership recognized a net loss of $4.2 million on the sale of a community shopping center.

     Income from unconsolidated entities increased from $12.6 million in 1999 to $15.9 million in 2000, resulting from a $2.6 million increase in income from the Management Company and a $0.6 million increase in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $2.9 million increase in management fees.

     Net income was $77.8 million for the three months ended June 30, 2000, which reflects an increase of $10.1 million over the same period in 1999, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

     Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

Six Months ended June 30, 2000 vs. Six Months Ended June 30, 1999

     Operating income increased $23.9 million or 5.9% for the six months ended June 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($8.4 million). Excluding these transactions, operating income increased approximately $15.5 million, primarily resulting from a $24.3 million increase in minimum rents, $4.3 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio and a $6.7 million increase in miscellaneous income, partially offset by a $12.5 million increase in depreciation and amortization and a $9.4 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in overage rent was primarily the result of the SPG Operating Partnership's adoption of SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year. The negative impact to consolidated overage rents in 2000 as compared to 1999 was estimated to be approximately $9.9 million.

     Interest expense increased $30.5 million, or 10.7% for the six months ended June 30, 2000, as compared to the same period in 1999. This increase is primarily the result of overall increases in interest rates during the comparative periods (approximately $7.9 million), the Property Transactions ($6.8 million) and incremental interest on borrowings under the Credit Facility to complete the NED Acquisition ($6.2 million) and acquire an ownership interest in Mall of America ($1.9 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

     The $8.7 million net gain on the sales of assets in 2000 results from the sale of the SPG Operating Partnership's interests in an office building, two regional malls and three community shopping centers for approximately $137.1 million, partially offset by a $10.6 million asset write down on two Properties recognized in the second quarter of 2000. In 1999 the SPG Operating Partnership recognized a net loss of $4.2 million on the sale of a community shopping center.

     Income from unconsolidated entities increased from $24.9 million in 1999 to $33.2 million in 2000, resulting from a $9.2 million increase in income from the Management Company, partially offset by a $0.9 million decrease in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $5.9 million increase in management fees and $3.3 million decrease in the income tax provision, which is primarily due to a $2.0 million tax refund receivable recognized in 2000.

     During the first quarter of 2000, the SPG Operating Partnership recorded a $12.3 million expense resulting from the cumulative effect of an accounting change as described above.

     Net income was $136.9 million for the six months ended June 30, 2000, which reflects an increase of $4.4 million over the same period in 1999, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

     Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

     Liquidity and Capital Resources

     As of June 30, 2000, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $133.8 million, including $35.8 million related to the SPG Operating Partnership's gift certificate program, which management does not consider available for general working capital purposes. The SPG Operating Partnership's Credit Facility had available credit of $566 million at June 30, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

     Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves;
(iii) additional debt financing; and (iv) additional equity raised in the public markets.

     Financing and Debt

     At June 30, 2000, the SPG Operating Partnership had consolidated debt of $8,806 million, of which $6,129 million is fixed-rate debt bearing interest at a weighted average rate of 7.27% and $2,677 million is variable-rate debt bearing interest at a weighted average rate of 7.43%. As of June 30, 2000, the SPG Operating Partnership had interest rate protection agreements related to $376 million of consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates during the comparative periods.

     The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness, over the next five years is $5,965 million, with $4,624 million thereafter. The SPG Operating Partnership, together with SPG and the SRC Operating Partnership have a combined ratio of consolidated debt-to-market capitalization of 58.7% and 58.1% at June 30, 2000 and December 31, 1999, respectively.

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

     Dispositions

     During the first six months of 2000, the SPG Operating Partnership sold its interests in two regional malls, three community shopping centers and an office building for a total of approximately $137.1 million, including the buyer's assumption of $25.9 million of mortgage debt, which resulted in a net gain of $19.2 million. The net proceeds of approximately $109.0 million were used to reduce the outstanding borrowings on the Credit Facility and for general working capital purposes.

     In addition to the Property sales described above, as a continuing part of the SPG Operating Partnership's long-term strategy, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria, including eight Properties currently under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

     Development Activity

     New Developments. Development activities are an ongoing part of the SPG Operating Partnership's business. The SPG Operating Partnership opened Orlando Premium Outlets in Orlando, Florida in May 2000. In addition, Arundel Mills is scheduled to open this year in Anne Arundel, Maryland and Bowie Town Center is scheduled to open in the fall of 2001 in Bowie, Maryland. The SPG Operating Partnership invested approximately $79 million on new developments during the first six months of 2000 and expects to invest a total of approximately $130 million on new developments in 2000.

     Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. The SPG Operating Partnership invested approximately $105 million on renovations and expansions during the first six months of 2000 and expects to invest a total of approximately $270 million on renovations and expansions in 2000.

     Technology Initiatives. The SPG Operating Partnership is involved in a number of activities designed to take advantage of new retail opportunities of the digital age. Elements of the strategy include digitizing the existing assets of the Properties by implementing internet web sites for each of the Properties and creating products that leverage the digitalization of consumers and mall merchants through an enhanced broadband network called MerchantWired. In June of 2000 the SPG Operating Partnership, along with several other retail REIT industry leaders formed an LLC to continue the operations of MerchantWired. The SPG Operating Partnership owns an approximate 52% interest in the LLC and accounts for it using the equity method of accounting. In addition, the SPG Operating Partnership recently announced it is joining with leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors.

     These new activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. The SPG Operating Partnership has investments totaling approximately $17 million related to such programs through June 30, 2000. The SPG Operating Partnership has made additional funding commitments of approximately $41 million related to these programs over the next two years, and has guaranteed MerchantWired equipment lease payments up to $46 million. As part of the LLC Agreement, the other MerchantWired members have committed to a pro rata share of the lease guarantee equal to their respective ownership percentages in the LLC, which aggregates approximately $22 million.

     Distributions. The SPG Operating Partnership declared a distribution of $0.505 per Unit in the second quarter of 2000. The current annual distribution rate is $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $32.765 per Series A Preferred Unit and $3.25 per Series B Preferred Unit were paid during 2000.

     Investing and Financing Activities

     On July 31, 2000, the SPG Operating Partnership sold its 1,408,450 shares of common stock of Chelsea for $50 million, which equaled the SPG Operating Partnership's original investment. No gain or loss was recognized on the transaction. The net proceeds will be used for general corporate purposes.

     Pursuant to a stock repurchase program previously authorized by the Board of Directors of SPG, on August 8, 2000, the SPG Operating Partnership purchased 1,596,100 Paired Shares at an average price of $25.00 per Paired Share. The purchase is part of a plan announced by management earlier in the year to make opportunistic repurchases of Paired Shares during 2000 funded solely by a portion of the net proceeds realized from the sales of its non-core assets.

     Cash used in investing activities of $42 million for the six months ended June 30, 2000 primarily includes capital expenditures of $217 million; investments in unconsolidated joint ventures of $104 million, which includes $45 million related to a financing transaction with the remainder consisting primarily of development funding; a $12 million loan to the SRC Operating Partnership, and a $2 million advance to the Management Company. These cash uses are partially offset by net proceeds of $109 million from the sale of the SPG Operating Partnership's interest in six Properties and distributions from unconsolidated entities of $184 million. Distributions from unconsolidated entities includes approximately $61 million related to financing transactions, with the remainder resulting primarily from operating activities.

     Cash used in financing activities for the six months ended June 30, 2000 was $248 million and includes net distributions of $287 million, partially offset by net borrowings of $39 million.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Sensitivity Analysis. The SPG Operating Partnership's future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.2 million, and would decrease the fair value of debt by approximately $166 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.2 million, and would increase the fair value of debt by approximately $177 million.

Part II - Other Information

     Item 1:  Legal Proceedings

     Please refer to Note 11 of the financial statements for a summary of material pending litigation and routine litigation and administrative proceedings arising in the ordinary course of business.

     Item 6:  Exhibits and Reports on Form 8-K

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


                                         Date: August 10, 2000