Form 10-Q
period 2000-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2000-11-14
CIK 1022344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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

                          SIMON PROPERTY GROUP, L.P.

                                   FORM 10-Q

                                     INDEX

Part I - Financial Information                                                                                   Page
     Item 1: Financial Statements

          Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999                      3

          Consolidated Condensed Statements of Operations for the three-month
           and nine-month periods ended September 30, 2000 and 1999                                                 4

          Consolidated Condensed Statements of Cash Flows for the nine-month
           periods ended September 30, 2000 and 1999                                                                5

     Notes to Unaudited Consolidated Condensed Financial Statements                                                 6

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations                 13

     Item 3: Qualitative and Quantitative Disclosure About Market Risk                                             17

Part II - Other Information

     Items 1 through 6                                                                                             18

Signature                                                                                                          19

                           SIMON PROPERTY GROUP, L.P.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     (Unaudited and dollars in thousands)

                                                                                                September 30,      December 31,
                                                                                                     2000              1999
                                                                                              ----------------   ----------------
ASSETS:
     Investment properties, at cost                                                              $ 12,790,497      $ 12,640,146
       Less-- accumulated depreciation                                                              1,363,346         1,093,103
                                                                                                 ------------      ------------
                                                                                                   11,427,151        11,547,043
     Cash and cash equivalents                                                                        104,324           153,743
     Tenant receivables and accrued revenue, net                                                      233,558           287,950
     Notes and advances receivable from Management Company and affiliate                              167,866           162,082
     Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)                     24,498             9,848
     Investments in unconsolidated entities, at equity                                              1,439,929         1,519,504
     Other investment                                                                                      --            41,902
     Goodwill, net                                                                                     38,677            39,556
     Deferred costs and other assets                                                                  250,361           249,168
     Minority interest, net                                                                            42,221            35,931
                                                                                                 ------------      ------------
           Total assets                                                                          $ 13,728,585      $ 14,046,727
                                                                                                 ============      ============

LIABILITIES:

     Mortgages and other indebtedness                                                             $ 8,792,597       $ 8,768,841
     Accounts payable and accrued expenses                                                            435,007           477,780
     Cash distributions and losses in partnerships and joint ventures, at equity                       45,034            32,995
     Other liabilities                                                                                143,958           213,874
                                                                                                 ------------      ------------
           Total liabilities                                                                        9,416,596         9,493,490
                                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:

     Preferred units, 22,049,570 and 22,066,056 units outstanding, respectively                     1,028,368         1,032,320

     General Partners, 170,263,774 and 171,494,311 units outstanding, respectively                  2,460,572         2,631,618

     Limited Partners, 64,966,226 and 65,444,680 units outstanding, respectively                      938,861         1,004,263

     Note receivable from SPG (Interest at 7.8%, due 2009)                                            (92,825)          (92,825)

     Unamortized restricted stock award                                                               (22,987)          (22,139)
                                                                                                 ------------      ------------
           Total partners' equity                                                                   4,311,989         4,553,237
                                                                                                 ------------      ------------
           Total liabilities and partners' equity                                                $ 13,728,585      $ 14,046,727
                                                                                                 ============      ============




       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                      CONDENSED STATEMENTS OF OPERATIONS

         (Unaudited and dollars in thousands, except per unit amounts)

                                                                   For the Three Months Ended          For the Nine Months Ended
                                                                         September 30,                      September 30,
                                                                 ------------------------------    -------------------------------
                                                                      2000           1999               2000          1999
                                                                 -------------    -------------    ------------   ----------------
REVENUE:
    Minimum rent                                                    $ 296,897      $ 278,126       $   881,792     $   822,117
    Overage rent                                                        9,657         12,238            28,329          40,161
    Tenant reimbursements                                             143,872        155,336           439,726         429,817
    Other income                                                       40,048         21,213            98,542          69,431
                                                                    ---------      ---------       -----------     -----------
       Total revenue                                                  490,474        466,913         1,448,389       1,361,526
                                                                    ---------      ---------       -----------     -----------

EXPENSES:
    Property operating                                                 77,183         75,656           230,133         214,801
    Depreciation and amortization                                     106,038         92,465           301,789         269,879
    Real estate taxes                                                  48,400         47,622           144,739         137,463
    Repairs and maintenance                                            15,839         15,275            51,337          51,927
    Advertising and promotion                                          11,114         15,746            42,038          44,979
    Provision for credit losses                                         3,275          1,985             7,632           6,693
    Other                                                               7,100          5,286            22,075          19,709
                                                                    ---------      ---------       -----------     -----------
       Total operating expenses                                       268,949        254,035           799,743         745,451
                                                                    ---------      ---------       -----------     -----------

OPERATING INCOME                                                      221,525        212,878           648,646         616,075

INTEREST EXPENSE                                                      161,049        144,091           475,563         428,149
                                                                    ---------      ---------       -----------     -----------
INCOME BEFORE MINORITY INTEREST                                        60,476         68,787           173,083         187,926

MINORITY INTEREST                                                      (2,659)        (2,236)           (7,446)         (7,739)
GAIN (LOSS) ON SALES OF ASSET, NET OF ASSET WRITE DOWNS OF $0,
    $0, $10,572 AND $0, RESPECTIVELY                                      151             --             8,809          (4,188)
                                                                    ---------      ---------       -----------     -----------
INCOME BEFORE UNCONSOLIDATED ENTITIES                                  57,968         66,551           174,446         175,999

INCOME FROM UNCONSOLIDATED ENTITIES                                    20,400         17,613            53,613          42,538
                                                                    ---------      ---------       -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEMS, CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE AND UNUSUAL ITEM                                 78,368         84,164           228,059         218,537

UNUSUAL ITEM                                                               --        (12,000)               --         (12,000)
EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS                            --           (410)             (440)         (2,227)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 6)                            --             --           (12,311)             --
                                                                    ---------      ---------       -----------     -----------
NET INCOME                                                             78,368         71,754           215,308         204,310

PREFERRED DIVIDENDS                                                   (19,334)       (16,690)          (58,074)        (50,518)
                                                                    ---------      ---------       -----------     -----------

NET INCOME AVAILABLE TO UNITHOLDERS                                 $  59,034      $  55,064       $   157,234     $   153,792
                                                                    =========      =========       ===========     ===========

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
       General Partners:
          SPG (Managing General Partner)                            $  14,346      $  12,879       $    38,398     $    35,279
          SPG Properties and SD Property Group (Note 10)               28,366         26,923            75,424          75,711
       Limited Partners                                                16,322         15,262            43,412          42,802
                                                                    ---------      ---------       -----------     -----------
       Net income                                                   $  59,034      $  55,064       $   157,234     $   153,792
                                                                    =========      =========       ===========     ===========

BASIC EARNINGS PER UNIT:
    Income before extraordinary items and
      cumulative effect of accounting change                        $    0.25      $    0.24       $      0.71     $      0.68
    Extraordinary items                                                    --             --                --           (0.01)
    Cumulative effect of accounting change                                 --             --             (0.05)             --
                                                                    ---------      ---------       -----------     -----------
    Net income                                                      $    0.25      $    0.24       $      0.66     $      0.67
                                                                    =========      =========       ===========     ===========

DILUTED EARNINGS PER UNIT:
    Income before extraordinary items and
      cumulative effect of accounting change                        $    0.25      $    0.24       $      0.71     $      0.68
    Extraordinary items                                                    --             --                --           (0.01)
    Cumulative effect of accounting change                                 --             --             (0.05)             --
                                                                    ---------      ---------       -----------     -----------
    Net income                                                      $    0.25      $    0.24       $      0.66     $      0.67
                                                                    =========      =========       ===========     ===========



       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     (Unaudited and dollars in thousands)

                                                                              For the Nine Months Ended September 30,
                                                                            -------------------------------------------
                                                                                     2000                   1999
                                                                            -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 215,308              $ 204,310
     Adjustments to reconcile net income to net cash provided
       by operating activities--
        Depreciation and amortization                                               309,388                278,313
        Extraordinary items - debt related transactions                                 440                  2,227
        Unusual item                                                                     --                 12,000
        (Gain) loss on sales of assets, net of asset write downs of $10,572
          and $0, respectively                                                       (8,809)                 4,188
        Cumulative effect of accounting change                                       12,311                     --
        Straight-line rent                                                          (12,045)               (13,661)
        Minority interest                                                             7,446                  7,739
        Equity in income of unconsolidated entities                                 (53,613)               (42,538)
     Changes in assets and liabilities--
        Tenant receivables and accrued revenue                                       54,751                (24,612)
        Deferred costs and other assets                                              (8,214)               (22,676)
        Accounts payable, accrued expenses and other liabilities                    (95,687)                34,588
                                                                                  ---------              ---------
          Net cash provided by operating activities                                 421,276                439,878
                                                                                  ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions                                                                        --               (265,715)
     Capital expenditures                                                          (300,936)              (347,020)
     Cash from acquisitions, and consolidation of joint ventures, net                    --                 10,812
     Net proceeds from sales of assets                                              114,284                 42,000
     Net proceeds from sale of investment                                            49,998                     --
     Investments in unconsolidated entities                                        (105,751)               (55,991)
     Note payment from the SRC Operating Partnership                                     --                 20,565
     Loan to the SRC Operating Partnership                                          (14,650)                    --
     Distributions from unconsolidated entities                                     233,276                191,442
     Advances to the Management Company and affiliates                               (5,784)               (24,360)
                                                                                  ---------              ---------
        Net cash used in investing activities                                       (29,563)              (428,267)
                                                                                  ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury units and limited partner units                           (50,828)                    --
     Partnership contributions, net                                                     387                  1,407
     Partnership distributions                                                     (400,368)              (401,803)
     Minority interest distributions, net                                           (13,287)               (12,188)
     Note payment to the SRC Operating Partnership                                       --                (15,164)
     Mortgage and other note proceeds, net of transaction costs                   1,341,735              1,658,633
     Mortgage and other note principal payments                                  (1,318,771)            (1,272,842)
                                                                                  ---------              ---------
        Net cash used in financing activities                                      (441,132)               (41,957)
                                                                                  ---------              ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (49,419)               (30,346)

CASH AND CASH EQUIVALENTS, beginning of period                                      153,743                124,466
                                                                                  ---------              ---------
CASH AND CASH EQUIVALENTS, end of period                                          $ 104,324               $ 94,120
                                                                                  =========              =========




       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
        Notes to Unaudited Consolidated Condensed Financial Statements

                (Dollars in thousands, except per Unit amounts)


Note 1 - Organization

     Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of SPG is paired ("Paired Shares") with a beneficial interest in 1/100/th/ of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SRC"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with a Unit in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC.

     The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 2000, the SPG Operating Partnership owned or held an interest in 251 income-producing properties, which consisted of 165 regional malls, 73 community shopping centers, five specialty retail centers, four mixed-use properties and four value-oriented super-regional malls in 36 states (the "Properties") and five additional retail real estate properties operating in Europe. The SPG Operating Partnership also owned an interest in two properties under construction and 10 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties". The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction therewith.

     The accompanying consolidated condensed financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

     Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners' weighted average ownership interests during the period. SPG's remaining direct and indirect weighted average ownership interests in the SPG Operating Partnership for the three-month periods ended September 30, 2000 and September 30, 1999 were 72.3%. SPG's remaining direct and indirect weighted average ownership interests in the SPG Operating Partnership for the nine-month periods ended September 30, 2000 and September 30, 1999 were 72.4% and 72.2%, respectively.

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

                                                        For the Three Months Ended                 For the Nine Months Ended
                                               ----------------------------------------   ---------------------------------------
                                                   September 30,        September 30,       September 30,          September 30,
                                                       2000                 1999                2000                   1999
                                               -------------------    -----------------   ----------------    -------------------
Weighted Average Units Outstanding                     236,491,268       232,636,887         236,973,511            230,933,329

Diluted Weighted Average Units Outstanding             236,593,972       232,707,718         237,069,952            231,072,059

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 2000 was $480,802 as compared to $411,476 for the same period in 1999. Accrued and unpaid distributions were $19,044 and $876 at September 30, 2000 and December 31, 1999, respectively. See Note 10 for information about non-cash transactions during the nine months ended September 30, 2000.

Note 6 - Cumulative Effect of Accounting Change

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. SAB 101 requires overage rent to be recognized as revenue only when each tenant's sales exceed its sales threshold. The SPG Operating Partnership previously recognized overage rent based on reported and estimated sales through the end of the period, less the applicable prorated base sales amount. The SPG Operating Partnership adopted SAB 101 effective January 1, 2000 and recorded a loss from the cumulative effect of an accounting change of $12,311, which includes the SPG Operating Partnership's $1,765 share from unconsolidated entities. In addition, SAB 101 will impact the timing in which overage rent is recognized throughout each year, but will not have a material impact on the total overage rent recognized in each full year. The SPG Operating Partnership estimates the pro forma negative impact of adopting SAB 101 on combined net income for the three-month and nine-month periods ended September 30, 2000 to be approximately $2,800 and $14,100 respectively. The negative impact on earnings per unit for the three-month and nine-month periods ended September 30, 2000 was approximately $0.01 and $0.06, respectively.

Note 7 - Gain on Sales of Assets, net of Asset Write Downs

     During the first nine months of 2000, the SPG Operating Partnership sold its interests in two regional malls, four community shopping centers and an office building for a total of approximately $142,575, including the buyer's assumption of approximately $25,900 of mortgage debt, which resulted in a net gain of $19,381. The net proceeds of $114,284, were used to reduce the outstanding borrowings on its $1,250,000 unsecured revolving credit facility (the "Credit Facility"), to repurchase Paired Units, and for general corporate purposes. In addition, during the second quarter of 2000, the SPG Operating Partnership recognized a total asset write down of $10,572 on two Properties. Both of the Properties are under contract for sale. The estimated sale price, net of estimated closing costs, for each of the Properties was the basis for determining the fair values of the Properties and the related asset write downs.

Note 8 - Investments in Unconsolidated Entities

     Summary financial information of the SPG Operating Partnership's investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                                                     September 30,       December 31,
BALANCE SHEETS                                                            2000               1999
                                                                    ---------------    ---------------
Assets:
Investment properties at cost, net                                    $ 6,516,545        $ 6,471,992
Other assets                                                              502,434            495,497
                                                                      -----------        -----------
     Total assets                                                     $ 7,018,979        $ 6,967,489
                                                                      ===========        ===========

Liabilities and Partners' Equity:
Mortgages and other notes payable                                     $ 4,722,728        $ 4,484,598
Accounts payable, accrued expenses and other liabilities                  262,450            291,213
                                                                      -----------        -----------
     Total liabilities                                                $ 4,985,178        $ 4,775,811
  Partners' equity                                                      2,033,801          2,191,678
                                                                      -----------        -----------
     Total liabilities and partners' equity                           $ 7,018,979        $ 6,967,489
                                                                      ===========        ===========

The SPG Operating Partnership's Share of:
Total assets                                                          $ 2,851,693        $ 2,834,236
                                                                      ===========        ===========
The SPG Operating Partnership's net Investment in Joint Ventures      $ 1,372,321        $ 1,479,676
                                                                      ===========        ===========

                                                             For the Three Months Ended            For the Nine Months Ended
                                                                   September 30,                         September 30,
                                                        -----------------------------------   -----------------------------------
STATEMENTS OF OPERATIONS                                      2000               1999               2000               1999
                                                        ----------------   ----------------   ----------------   ----------------
Revenue:
  Minimum rent                                                  $191,268           $133,510           $555,719           $386,002
  Overage rent                                                     5,476              5,715             14,504             14,236
  Tenant reimbursements                                           94,082             64,196            278,192            183,882
  Other income                                                    20,076             10,678             39,975             25,830
                                                        ----------------   ----------------   ----------------   ----------------
     Total revenue                                               310,902            214,099            888,390            609,950

Operating Expenses:
  Operating expenses and other                                   112,656             75,328            334,104            217,965
  Depreciation and amortization                                   62,487             38,076            174,258            109,141
                                                        ----------------   ----------------   ----------------   ----------------
     Total operating expenses                                    175,143            113,404            508,362            327,106
                                                        ----------------   ----------------   ----------------   ----------------

Operating Income                                                 135,759            100,695            380,028            282,844
Interest Expense                                                  91,094             58,557            262,232            155,773
                                                        ----------------   ----------------   ----------------   ----------------
Net Income                                                        44,665             42,138            117,796            127,071
Third Party Investors' Share of Net Income                        25,889             25,499             68,507             77,938
                                                        ----------------   ----------------   ----------------   ----------------
The SPG Operating Partnership's Share of Net Income               18,776             16,639             49,289             49,133
Amortization of Excess Investment (See below)                     (5,467)            (5,347)           (16,050)           (17,010)
                                                        ----------------   ----------------   ----------------   ----------------
Income from Unconsolidated Entities                             $ 13,309           $ 11,292           $ 33,239           $ 32,123
                                                        ================   ================   ================   ================

     As of September 30, 2000 and December 31, 1999, the unamortized excess of the SPG Operating Partnership's investment over its share of the equity in the underlying net assets of the partnerships and joint ventures ("Excess Investment") was $560,646 and $592,457, respectively, which is amortized over the life of the related Properties.

     The SPG Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $7,091 and $6,321 for the three-month periods ended September 30, 2000 and 1999, respectively, and $20,374 and $10,415 for the nine-month periods ended September 30, 2000 and 1999, respectively. The SPG Operating Partnership's investment in the Management Company was $22,574 and $6,833 as of September 30, 2000 and December 31, 1999, respectively.

Note 9 - Debt

     At September 30, 2000, the SPG Operating Partnership had combined consolidated debt of $8,792,597, of which $6,132,692 was fixed-rate debt and $2,659,905 was variable-rate debt. The SPG Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 2000 was $1,993,834. As of September 30, 2000, the SPG Operating Partnership had interest-rate protection agreements related to $404,200 of its combined consolidated variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. The SPG Operating Partnership's hedging activity did not materially impact interest expense in the comparative periods.

     On March 24, 2000, the SPG Operating Partnership refinanced $450,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points. In addition, during September 2000, the SPG Operating Partnership refinanced $500,000 of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points, with a new $475,000 facility and borrowings from the Credit Facility. The new $475,000 facility matures September 2001 and bears interest at LIBOR plus 65 basis points.

Note 10 - Partners' Equity

   The following table summarizes the changes in the Partners' equity since
                              December 31, 1999.

                                                             General Partners
                                                         ------------------------
                                                         Managing  SPG Properties              Unamortized     Note         Total
                                             Preferred   General     and SD (1)     Limited    Restricted   Receivable    Partners'
                                               Units     Partner                    Partners   Stock Award   from SPG      Equity
                                             ----------  --------  --------------  ----------  -----------  -----------  ----------
Balance at December 31, 1999                 $1,032,320  $887,214  $    1,744,404  $1,004,263  $   (22,139) $   (92,825) $4,553,237

Managing General Partner Contributions
  (13,360 Units)                                              400                                                               400

Conversion of 2,212 Series A Preferred
  Units into 84,046 Units (2)                    (2,827)    2,819                                                                (8)

Units issued as dividend (1,242 Units) (2)                     31                                                                31

Conversion of 14,274 Series B Preferred
  Units into 36,913 Units (3)                    (1,327)    1,324                                                                (3)

Stock incentive program (421,502 Units,
  net of forfeitures)                                       9,915            (251)                  (9,703)                     (39)

Amortization of stock incentive                                                                      8,855                    8,855

Units purchased by subsidiary (191,500
  Units)                                                   (4,522)                                                           (4,522)

Treasury Units purchased (1,596,100 Units)                (39,854)                                                          (39,854)

Other (Accretion of Preferred Units, and
  478,455 limited partner Units redeemed)           202                               (11,183)                              (10,981)

Adjustment to allocate net equity of the
  SPG Operating Partnership                                 9,302          (8,540)       (762)                                   --

Distributions                                   (58,074)  (89,121)       (172,223)    (99,115)                             (418,533)
                                             ----------  --------  --------------  ----------  -----------  -----------  ----------

Subtotal                                        970,294   777,508       1,563,390     893,203      (22,987)     (92,825)  4,088,583

Comprehensive Income:
--------------------

Unrealized loss on long-term investment (4)                 1,967           3,885       2,246                                 8,098

Net income                                       58,074    38,398          75,424      43,412                               215,308
                                             ----------  --------  --------------  ----------  -----------  -----------  ----------
Total Comprehensive Income                       58,074    40,365          79,309      45,658           --           --     223,406
                                             ----------  --------  --------------  ----------  -----------  -----------  ----------
Balance at September 30, 2000                $1,028,368  $817,873  $    1,642,699  $  938,861  $   (22,987) $   (92,825) $4,311,989
                                             ==========  ========  ==============  ==========  ===========  ===========  ==========

(1) SPG Properties, Inc. ("SPG Properties") and SD Property Group, Inc. ("SD"), the nonmanaging general partners, merged on February 29, 2000.
(2) Effective June 16, 2000, 2,212 Series A Convertible Preferred Units were converted into 84,046 Units. In addition, the SPG Operating Partnership issued 1,242 Units to the holders of the converted Units in lieu of the cash dividends allocable to those preferred Units. At September 30, 2000, 51,059 Series A Convertible Preferred Units remained outstanding.
(3) On March 1, 2000, 14,274 Series B Convertible Preferred Units were converted into 36,913 Units. At September 30, 2000, 4,830,057 Series B Convertible Preferred Units remained outstanding.
(4) Amounts consist of the SPG Operating Partnership's pro rata share of the unrealized gain resulting from the change in market value of 1,408,450 shares of common stock of Chelsea GCA Realty, Inc. ("Chelsea"), a publicly traded REIT. On July 31, 2000, the SPG Operating Partnership sold these shares for $50,000, which equaled the SPG Operating Partnership's original investment. No gain or loss was recognized on the transaction. The net proceeds were used for general corporate purposes.

          The Simon Property Group 1998 Stock Incentive Plan

     At the time of the CPI Merger, the SPG Operating Partnership and SPG adopted The Simon Property Group 1998 Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for the grant of equity-based awards during the ten-year period following its adoption in the form of options to purchase Paired Shares ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. During 2000, 421,502 Paired Shares of restricted stock were awarded, net of forfeitures, to executives related to 1999 performance. As of September 30, 2000, 2,246,588 Paired Shares of restricted stock, net of forfeitures, were deemed earned and awarded under the 1998 Plan. Approximately $2,895 and $2,604 relating to these programs were amortized in the three-month periods ended September 30, 2000 and 1999, respectively. Approximately $8,855 and $7,971 relating to these programs were amortized in the nine-month periods ended September 30, 2000 and 1999, respectively. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to shareholders' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.

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

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The
                ----------------------------------------------------------
named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the DRC Merger. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgement order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgement, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme court did not grant the petition for review. The case has been remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff's damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs have filed a Supplemental Motion for Summary Judgement on the question of damages. That motion has been fully briefed and is pending before the Magistrate. The Magistrate has ruled on the counterclaims and found in Defendants' favor on one of them. This ruling would result in a set-off of approximately $2,000 against any damage award assessed in favor of two of the plaintiffs. As a result of the appellate court's decision, by the SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

     Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor
                                                  ------------------------------
et al., in the District Court of Cameron County, Texas, in which a judgment in
------
the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000. A decision is expected to be rendered within the next few months. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the SPG Operating Partnership.

     The SPG Operating Partnership currently is not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that such routine litigation and administrative proceedings will not have a material adverse impact the SPG Operating Partnership's financial position or its results of operations.


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

     Overview

     The following Property acquisitions, openings and dispositions (the "Property Transactions") impacted the SPG Operating Partnership's consolidated results of operations in the comparative periods. During 1999, the SPG Operating Partnership acquired the remaining ownership interests in five Properties for approximately $213.9 million, which resulted in the consolidation of each of those Properties. In November 1999, the SPG Operating Partnership opened the following wholly-owned Properties: The Shops at North East Mall and Waterford Lakes Town Center. During 2000, the SPG Operating Partnership sold its interests in seven Properties for approximately $142.6 million, including the buyer's assumption of $25.9 million of mortgage debt.

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

     Results of Operations

Three Months ended September 30, 2000 vs. Three Months Ended September 30, 1999

     Operating income increased $8.6 million or 4.1% for the three months ended September 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($6.1 million). Excluding these transactions, operating income increased approximately $2.5 million, primarily resulting from a $13.2 million increase in minimum rents, a $7.0 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, an $8.4 million increase in lease settlements, offset by an $10.3 million decrease in net tenant reimbursements, a $1.2 million increase in other expenses, $13.1 million increase in depreciation and amortization, and a $2.6 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and an increase in rents from tenants operating under license agreements. The decrease in net tenant reimbursements was the result of billing finalizations during 1999 for acquired Properties and lower expenditure levels. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in overage rent was primarily the result of the SPG Operating Partnership's adoption of SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year.

     Interest expense increased $17 million, or 11.8% for the three months ended September 30, 2000, as compared to the same period in 1999. This increase is primarily a result of overall increases in interest rates during the comparative periods of approximately $6.1 million, the Property Transactions ($0.9 million) and incremental interest on borrowings under the Credit Facility to complete the 1999 acquisition of ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition") ($3.1 million) and acquire an ownership interest in Mall of America ($1.0 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

     Income from unconsolidated entities increased from $17.6 million in 1999 to $20.4 million in 2000, resulting from a $0.8 million increase in income from the Management Company and a $2.0 million increase in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $2.6 million increase in management fees offset by decreased construction management and architectural and engineering fees ($1.8 million).

     Net income was $78.4 million for the three months ended September 30, 2000, which reflects an increase of $6.6 million over the same period in 1999, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

     Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

     Operating income increased $32.6 million or 5.3% for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase includes the net result of the Property Transactions ($14.6 million). Excluding these transactions, operating income increased approximately $18 million, primarily resulting from a $37.5 million increase in minimum rents, an $11.3 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio, an $8.7 million increase in miscellaneous income, and a $9.5 million increase in lease settlements, partially offset by a $25.6 million increase in depreciation and amortization, a $9.4 million decrease in net tenant reimbursements, a $2.4 million increase in other expenses, and a $12.0 million decrease in overage rents. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $4.3 million increase in rents from tenants operating under license agreements. The increase in miscellaneous income results from gift certificate sales and incidental fee revenues. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. The decrease in net tenant reimbursements was the result of billing finalizations during 1999 for acquired Properties and lower expenditure levels. The decrease in overage rent was primarily the result of the SPG Operating Partnership's adoption of SAB 101 effective January 1, 2000, which changed the timing in which overage rents were recognized throughout the year.

     Interest expense increased $47.4 million, or 11.1% for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase is primarily the result of overall increases in interest rates during the comparative periods ($14.0 million), the Property Transactions ($7.6 million) and incremental interest on borrowings under the Credit Facility to complete the NED Acquisition ($9.3 million) and acquire an ownership interest in Mall of America ($2.9 million), with the remainder being primarily from borrowings for Property redevelopments that opened in the comparative periods.

     The $8.8 million net gain on the sales of assets in 2000 results from the sale of the SPG Operating Partnership's interests in an office building, two regional malls and four community shopping centers for approximately $142.6 million, partially offset by a $10.6 million asset write-down on two Properties recognized in the second quarter of 2000. In 1999 the SPG Operating Partnership recognized a net loss of $4.2 million on the sale of a community shopping center.

     Income from unconsolidated entities increased from $42.5 million in 1999 to $53.6 million in 2000, resulting from a $9.9 million increase in income from the Management Company and a $1.2 million increase in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $8.5 million increase in management fees due to property acquisitions and increased minimum rents, as well as a $3.4 million decrease in the income tax provision, which is primarily due to a $2.0 million tax refund receivable recognized in 2000.

     During the first quarter of 2000, the SPG Operating Partnership recorded a $12.3 million expense resulting from the cumulative effect of an accounting change as described above.

     Net income was $215.3 million for the nine months ended September 30, 2000, which reflects an increase of $11.0 million over the same period in 1999, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

     Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued in connection with the NED Acquisition. Preferred dividends of subsidiary represent distributions on preferred stock of SPG Properties, Inc., a 99.999% owned subsidiary of SPG.

     Liquidity and Capital Resources

     As of September 30, 2000, the SPG Operating Partnership's balance of unrestricted cash and cash equivalents was $104.3 million, including $30 million related to the SPG Operating Partnership's gift certificate program, which management does not consider available for general working capital purposes.
The SPG Operating Partnership's Credit Facility had available credit of $600.5 million at September 30, 2000. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at the SPG Operating Partnership's option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.

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

     Financing and Debt

     At September 30, 2000, the SPG Operating Partnership had combined consolidated debt of $8,793 million, of which $6,133 million is fixed-rate debt bearing interest at a weighted average rate of 7.28% and $2,660 million is variable-rate debt bearing interest at a weighted average rate of 7.42%. As of September 30, 2000, the SPG Operating Partnership had interest rate protection agreements related to $404 million of combined consolidated variable-rate debt. The SPG Operating Partnership's interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates during the comparative periods.

     The SPG Operating Partnership's share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness, over the next five years is $6,110 million, with $4,509 million thereafter. The SPG Operating Partnership's combined ratio of consolidated debt-to-market capitalization was 57.6% and 58.1% at September 30, 2000 and December 31, 1999, respectively.

     On March 24, 2000, the SPG Operating Partnership refinanced $450 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points. The new facility matures March 2001 and also bears interest at LIBOR plus 65 basis points. In addition, during September 2000, the SPG Operating Partnership refinanced $500 million of unsecured debt, which became due and bore interest at LIBOR plus 65 basis points, with a new $475 million facility and borrowings from the Credit Facility. The new $475 million facility matures September 2001 and bears interest at LIBOR plus 65 basis points.

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

     Dispositions

     During the first nine months of 2000, the SPG Operating Partnership sold its interests in two regional malls, four community shopping centers and an office building for a total of approximately $142.6 million, including the buyer's assumption of approximately $25.9 million of mortgage debt, which resulted in a net gain of $19.4 million. The net proceeds of $114.3 million were used to reduce the outstanding borrowings on the Credit Facility, to repurchase Paired Shares, and for general corporate purposes.

     In addition to the Property sales described above, as a continuing part of the SPG Operating Partnership's long-term strategy, management continues to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria, including seven Properties currently under contract for sale. Management expects the sale prices of its non-core assets, if sold, will not differ materially from the carrying value of the related assets.

     Development Activity

     New Developments. Development activities are an ongoing part of the SPG Operating Partnership's business. The SPG Operating Partnership opened Orlando Premium Outlets in Orlando, Florida in May 2000. In addition, Arundel Mills is scheduled to open this year in Anne Arundel, Maryland and Bowie Town Center is scheduled to open in the fall of 2001 in Bowie, Maryland. The SPG Operating Partnership invested approximately $138 million on new developments during the first nine months of 2000 and expects to invest a total of approximately $198 million on new developments in 2000.

     Strategic Expansions and Renovations. A key objective of the SPG Operating Partnership is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. The SPG Operating Partnership has a number of renovation and/or expansion projects currently under construction, or in preconstruction development. The SPG Operating Partnership invested approximately $165 million on renovations and expansions during the first nine months of 2000 and expects to invest a total of approximately $210 million on renovations and expansions in 2000.

     Technology Initiatives. The SPG Operating Partnership continues to evolve its technology initiatives through its association with several third party participants. Through MerchantWired LLC, the SPG Operating Partnership is creating a full service retail infrastructure company that provides retailers across the country access to a high speed, highly reliable and secure broadband network. The SPG Operating Partnership owns approximately 53% interest in MerchantWired LLC and accounts for it using the equity method of accounting. In addition, the SPG Operating Partnership recently announced it has joined with leading real estate companies across a broad range of property sectors to form Constellation Real Technologies, which is designed to form, incubate and sponsor real estate-related Internet, e-commerce and technology enterprises; acquire interests in existing "best of breed" companies; and act as a consolidator of real estate technology across property sectors. In September, Constellation announced its initial investment of $25 million in FacilityPro.com, a business-to-business electronic marketplace designed for the efficient procurement of facilities products and services. the SPG Operating Partnership's share of this investment is $2.5 million.

     These new activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. The SPG Operating Partnership has investments totaling approximately $20 million related to such programs through September 30, 2000. The SPG Operating Partnership expects to continue to invest in these programs over the next two years, and has guaranteed MerchantWired equipment lease payments up to $46 million. The other MerchantWired members have committed to a pro rata share of the $46 million lease guarantee equal to their respective ownership percentages, which aggregates approximately $22 million.

     Distributions. The SPG Operating Partnership declared a distribution of $0.505 per Paired Unit in the third quarter of 2000. The current annual distribution rate is $2.02 per Paired Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $32.765 per unit of SPG's Series A preferred unit and $3.25 per unit of SPG's Series B preferred unit were paid during 2000.

     Investing and Financing Activities

     On July 31, 2000, the SPG Operating Partnership sold its 1,408,450 shares of common stock of Chelsea for $50 million, which equaled the SPG Operating Partnership's original investment. No gain or loss was recognized on the transaction. The net proceeds were used for general corporate purposes.

     Pursuant to a stock repurchase program authorized by the Board of Directors of SPG, on August 8, 2000, the SPG Operating Partnership purchased 1,596,100 Paired Shares at an average price of $25.00 per Paired Share. The purchase is part of a plan announced by management earlier in the year to make opportunistic repurchases of Paired Shares during 2000 funded solely by a portion of the net proceeds realized from the sales of its non-core assets.

     Cash used in investing activities of $30 million for the nine months ended September 30, 2000 includes capital expenditures of $301 million; investments in unconsolidated joint ventures of $106 million, which includes $45 million related to a financing transaction with the remainder consisting primarily of development funding; a $15 million advance to the SRC Operating Partnership; and a $6 million advance to the Management Company. These cash uses are partially offset by net proceeds of $114 million from the sale of the SPG Operating Partnership's interest in seven Properties, proceeds from the sale of investment of $50 million, and distributions from unconsolidated entities of $233 million. Distributions from unconsolidated entities includes approximately $68 million related to financing transactions, with the remainder resulting primarily from operating activities.

     Cash used in financing activities for the nine months ended September 30, 2000 was $441 million and includes net distributions of $413 million, purchase of Paired Units of $40 million and conversion of units to cash of $11 million, partially offset by net borrowings of $23 million.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

     Sensitivity Analysis. The SPG Operating Partnership's combined future earnings, cash flows and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, primarily LIBOR. Based upon combined consolidated indebtedness and interest rates at September 30, 2000, a 0.25% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.1 million, and would decrease the fair value of debt by approximately $157 million. A 0.25% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.1 million, and would increase the fair value of debt by approximately $167 million.

Part II - Other Information

     Item 1: Legal Proceedings

     Please refer to Note 11 of the combined financial statements for a summary of material pending litigation and routine litigation and administrative proceedings arising in the ordinary course of business.

     Item 6: Exhibits and Reports on Form 8-K

             (a) Exhibits

                    4.1 Credit Agreement dated March 24, 2000 in the amount of $450 million. This is unsecured debt that bears interest at LIBOR plus 65 basis points and matures March 24, 2001.
                    4.2 Credit Agreement dated September 22, 2000 in the amount of $475 million. This is unsecured debt that bears interest at LIBOR plus 65 basis points and matures September 24, 2001.

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


                              SIMON PROPERTY GROUP, L.P.
                              By: Simon Property Group, Inc.
                              General Partner

                              /s/ John Dahl
                              -------------------------
                              John Dahl,
                              Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

                              Date: November 10, 2000