Form 10-Q
period 2001-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2001-08-14
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

SIMON PROPERTY GROUP, L.P.

FORM 10-Q

Simon Property Group, L.P.
Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30,	December 31,
	2001	2000

ASSETS:
Investment properties, at cost	$12,993,758	$12,883,471
Less — accumulated depreciation	1,657,741	1,471,178

	11,336,017	11,412,293
Cash and cash equivalents	168,930	209,755
Tenant receivables and accrued revenue, net	276,526	294,775
Notes and advances receivable from Management Company and affiliates	122,133	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	1,460	29,425
Investment in unconsolidated entities, at equity	1,273,148	1,308,838
Goodwill, net	37,798	38,384
Deferred costs and other assets, net	262,644	240,578
Minority interest	44,637	42,377

Total assets	$13,523,293	$13,758,826

LIABILITIES:
Mortgages and other indebtedness	$8,730,012	$8,728,582
Accrued dividends	18,487	18,266
Accounts payable and accrued expenses	470,529	437,860
Cash distributions and losses in partnerships and joint ventures, at equity	48,252	44,634
Other liabilities	104,849	227,083

Total liabilities	9,372,129	9,456,425

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY:

Preferred units, 22,081,682 and 22,049,570 units outstanding,
respectively. Liquidation values $1,058,697 and $1,058,950, respectively	1,028,081	1,028,435

General Partners, 171,011,119 and 170,274,816 units outstanding,
respectively	2,350,313	2,451,452

Limited Partners, 64,889,347 and 64,966,226 units outstanding, respectively	891,815	935,321

Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)

Unamortized restricted stock award	(26,220)	(19,982)

Total partners' equity	4,151,164	4,302,401

Total liabilities and partners' equity	$13,523,293	$13,758,826

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

REVENUE:
Minimum rent	$304,421	$291,321	$608,595	$584,895
Overage rent	7,085	6,663	16,954	18,672
Tenant reimbursements	144,750	152,600	291,859	295,854
Other income	28,313	33,866	54,370	58,494

Total revenue	484,569	484,450	971,778	957,915

EXPENSES:
Property operating	81,571	78,303	159,635	152,950
Depreciation and amortization	105,726	98,199	211,284	195,751
Real estate taxes	47,714	48,739	99,784	96,339
Repairs and maintenance	19,260	16,106	38,845	35,498
Advertising and promotion	12,472	15,046	26,119	30,924
Provision for credit losses	2,275	2,182	5,234	4,357
Other	6,604	7,355	13,497	14,975

Total operating expenses	275,622	265,930	554,398	530,794

OPERATING INCOME	208,947	218,520	417,380	427,121

INTEREST EXPENSE	149,970	155,830	307,894	314,514

INCOME BEFORE MINORITY INTEREST	58,977	62,690	109,486	112,607

MINORITY INTEREST	(3,115)	(2,353)	(5,353)	(4,787)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $0, $10,572, $0, AND $10,572, RESPECTIVELY	(28)	1,562	2,683	8,658

INCOME BEFORE UNCONSOLIDATED ENTITIES	55,834	61,899	106,816	116,478

INCOME FROM UNCONSOLIDATED ENTITIES	13,969	15,883	25,711	33,213

INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,803	77,782	132,527	149,691

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	—	—	(25)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	—	—	(1,638)	(12,311)

NET INCOME	69,803	77,782	130,864	136,940

PREFERRED UNIT REQUIREMENT	(19,346)	(19,368)	(38,777)	(38,740)

NET INCOME AVAILABLE TO UNITHOLDERS	$50,457	$58,414	$92,087	$98,200

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$12,227	$14,336	$22,253	$24,052
SPG Properties	24,335	27,974	44,448	47,058
Limited Partners	13,895	16,104	25,386	27,090

Net income	$50,457	$58,414	$92,087	$98,200

BASIC AND DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.21	$0.25	$0.40	$0.46

Net income	$0.21	$0.25	$0.39	$0.41

Net Income	$69,803	$77,782	$130,864	$136,940
Cumulative effect of accounting change	—	—	(1,995)	—
Unrealized loss on interest rate hedge agreements	111	—	(6,093)	—
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	905	—	1,663	—
Unrealized loss on investment	(1,980)	7,813	(1,980)	6,756

Comprehensive Income	$68,839	$85,595	$122,459	$143,696

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,864	$136,940
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	216,403	200,855
Extraordinary items	25	440
Gain on sales of assets, net of asset write downs of $0 and $10,572, respectively	(2,683)	(8,658)
Cumulative effect of accounting change	1,638	12,311
Straight-line rent	(4,580)	(8,302)
Minority interest	5,353	4,787
Equity in income of unconsolidated entities	(25,711)	(33,213)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	33,236	46,769
Deferred costs and other assets	(19,777)	7,822
Accounts payable, accrued expenses and other liabilities	(57,719)	(89,542)

Net cash provided by operating activities	277,049	270,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(151,385)	(216,711)
Cash from consolidation of ASP	8,156	—
Net proceeds from sale of assets	19,550	108,993
Investments in unconsolidated entities	(20,433)	(103,876)
Distributions from unconsolidated entities	112,014	183,852
Investment in and advances (to)/from the Management Company and affiliate	(2,230)	(1,821)
Loan to the SRC Operating Partnership	4,136	(12,478)

Net cash used in investing activities	(30,192)	(42,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	4,097	289
Partnership distributions	(281,612)	(279,136)
Minority interest distributions, net	(7,613)	(8,234)
Mortgage and other note proceeds, net of transaction costs	665,134	790,007
Mortgage and other note principal payments	(667,688)	(751,007)

Net cash used in financing activities	(287,682)	(248,081)

DECREASE IN CASH AND CASH EQUIVALENTS	(40,825)	(19,913)

CASH AND CASH EQUIVALENTS, beginning of period	209,755	153,743

CASH AND CASH EQUIVALENTS, end of period	$168,930	$133,830

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

             The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of June 30, 2001, the SPG Operating Partnership owned or held an interest in 249 income-producing properties, which consisted of 163 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”) and six additional retail real estate properties operating in Europe and Canada. The SPG Operating Partnership also owned an interest in one property currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio Properties”. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”). Effective January 1, 2001, the Management Company elected to become a taxable REIT subsidiary (“TRS”).  Effective March 31, 2001, the SPG Operating Partnership purchased clixnmortar.com, a technology venture of the Companies, from the SRC Operating Partnership at its carrying value utilizing the inter-company note.  The SPG Operating Partnership subsequently contributed clixnmortar.com to the Management Company in exchange for preferred stock of the Management Company.

             Simon Brand Ventures, LLC (“SBV”) and Simon Business Network (“SBN”) continue to expand upon certain mall marketing initiatives to take advantage of the SPG Operating Partnership’s size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging the SPG Operating Partnership’s 100 million unique shoppers and their 2 billion annual shopping visits to contribute to the SPG Operating Partnership’s second-curve revenue strategy.  The SBV concept and initiatives were started in 1997 to create a new medium for connecting consumers with retailers and sponsors by developing a combination of shopping, entertainment and community.  SBN is focused on leveraging the SPG Operating Partnership’s assets to create new businesses, which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for the SPG Operating Partnership.  SBN’s strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant marketplace and service network focused on the real estate industry and their tenants.  SBV has also entered into cost sharing arrangements with the Management Company similar to those of the SPG Operating Partnership.  Effective January 1, 2001, the SPG Operating Partnership purchased SBV from SRC at approximately its carrying value utilizing the intercompany note.

             On April 1, 2001, the SPG Operating Partnership became the managing general partner of SPG Administrative Services Partnership L.P.  (“ASP”). In addition, the SPG Operating Partnership acquired an additional 24% partnership interest in ASP from the Management Company.  As a result, the SPG Operating Partnership gained control of ASP consistent with the SPG Operating Partnership’s consolidation principles. ASP was previously consolidated as part of the Management Company.  The change in control and consolidation of ASP will not have a material impact on the results of operations of the SPG Operating Partnership and the other aspects of the transaction were not material.   ASP was organized to provide for the allocation of the salaries and other costs associated with employees who perform services for the Management Company and its affiliates as well as multiple entities controlled by the SPG Operating Partnership.

Note 2 - Basis of Presentation

             The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended June 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2000, except for the change in accounting policy discussed in Note 5, and should be read in conjunction therewith.  Investments in securities classified as available for sale are reflected in deferred costs and other assets in the accompanying balance sheets at market value with the changes in market value reflected as comprehensive income or loss in partners’ equity.

             The accompanying condensed consolidated financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

             Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners’ weighted average ownership interests during the period. SPG’s weighted average direct and indirect ownership interest in the SPG Operating Partnership for the six-month periods ended June 30, 2001 and 2000 was 72.4%.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$50,457	$58,414	$93,750	$110,951

Extraordinary items	--	--	(25)	(440)

Cumulative effect of accounting change	--	--	(1,638)	(12,311)

Net Income available to Unitholders	$50,457	$58,414	$92,087	$98,200

Weighted Average Units Outstanding – Basic	235,708,099	237,439,435	235,490,837	237,217,279

Effect of stock options	319,616	143,016	239,714	122,045

Weighted Average Units Outstanding - Diluted	236,027,715	237,582,451	235,730,551	237,339,324

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Basic and Diluted Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$0.21	$0.25	$0.40	$0.46

Extraordinary items	--	--	--	--

Cumulative effect of accounting change	--	--	(0.01)	(0.05)

Net Income available to Unitholders	$0.21	$0.25	$0.39	$0.41

             Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the paired Units would not have a dilutive effect.

Note 4 - Cash Flow Information

             Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 2001 was $297,342 as compared to $319,680 for the same period in 2000. See Notes 1 and 8 for information about non-cash transactions during the six months ended June 30, 2001.

Note 5 - Cumulative Effect of Accounting Change

             On January 1, 2001, the SPG Operating Partnership adopted SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended in June of 2000 by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires the SPG Operating Partnership to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the income statement or other comprehensive income, as appropriate under SFAS 133.  SFAS 133 currently impacts the accounting for the SPG Operating Partnership’s interest rate and foreign currency rate risk protection agreements.

             On adoption of SFAS 133, the SPG Operating Partnership recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on its condensed consolidated balance sheets in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.”   On adoption, the SPG Operating Partnership’s net fair value of derivatives was ($2.0) million, of which $3.1 million was recorded in other liabilities and $1.1 million was recorded in other assets. In addition, $2.0 million of unrecognized loss was recorded in other comprehensive income as a cumulative effect of accounting change and an expense of $1.6 million was recorded as a cumulative effect of accounting change in the statement of operations, which includes the SPG Operating Partnership’s $1.4 million share of joint venture cumulative effect of accounting change.  The joint venture cumulative effect of accounting change was recorded in investment in unconsolidated entities.

             Within the next twelve months, the SPG Operating Partnership expects to reclassify to earnings approximately $3.0 million of expense of the current balance held in accumulated other comprehensive income.  Amounts included in these reclassifications attributable to joint ventures and minority interests were not material.  The amount of hedge ineffectiveness recorded during the three months ended June 30, 2001 was not material.

             The following table summarizes the notional and fair values of the SPG Operating Partnership’s derivative instruments as of June 30, 2001, in millions:

Hedge Type	Index	Notional Amount	Interest Rate Range	Maturity Range		Fair Value

Consolidated:
Interest Rate Swaps	1 month LIBOR	$100.0	5.80-7.24%		9/01-12/04	$(1.4)
Interest Rate Caps	1 or 3 month LIBOR	238.0	6.40-16.77%		9/01-1/05	0.3
Interest Rate Cap - Collar	3 month LIBOR	85.0	5.89%		5/04	0.8
Interest Rate Floor - Collar	3 month LIBOR	$85.0	5.89%		5/04	(2.5)

						$(2.8)
Cross-Currency Interest Rate Swap	1 month EURIBOR and Euros	30.0 EUR	7.75% / 0.94	EUR	7/03	$(4.0)

						$(6.8)

Joint Ventures:
Interest Rate Caps	1 or 3 month LIBOR	$1,001.4	7.70%-11.83%		1/02 – 5/06	$0.2
Interest Rate Swap	3 month LIBOR	$71.0	6.01%		7/11	1.3

						$1.5

             As of June 30, 2001, the SPG Operating Partnership has recorded derivatives at their fair values of $1.1 million included in other assets and $7.9 million included in other liabilities. The SPG Operating Partnership’s exposure to market risk due to changes in interest rates primarily relates to the SPG Operating Partnership’s long-term debt obligations. Through its risk management strategy, the SPG Operating Partnership manages exposure to interest rate market risk by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. The SPG Operating Partnership is also exposed to foreign currency risk on financings of certain foreign operations.  To manage foreign currency exchange rate risk as part of its risk management strategy, the SPG Operating Partnership has also entered into a foreign currency forward contract. The SPG Operating Partnership’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. The SPG Operating Partnership does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

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

          On an ongoing quarterly basis, the SPG Operating Partnership adjusts its balance sheets to reflect current fair market value of its derivatives.  Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction.  To the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged, the ineffective portion of the hedge is immediately recognized in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification occurs when the hedged items are also recognized in earnings.  Interest rate differentials that arise under interest rate swap contracts are settled periodically based upon the terms of the contract and are recognized in interest expense over the life of the contracts.  The SPG Operating Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

Note 6 - Investment in Unconsolidated Entities

             Summary financial information of the SPG Operating Partnership’s investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership’s investment in and share of income from such partnerships and joint ventures follow:

	June 30,	December 31,
BALANCE SHEETS	2001	2000

Assets:
Investment properties at cost, net	$6,514,328	$6,563,470
Cash and cash equivalents	180,726	191,687
Tenant receivables	160,155	165,583
Other assets	278,182	278,294

Total assets	$7,133,391	$7,199,034

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,245,429	$5,135,488
Accounts payable, accrued expenses and other liabilities	328,107	348,375

Total liabilities	5,573,536	5,483,863
Partners' equity	1,559,855	1,715,171

Total liabilities and partners' equity	$7,133,391	$7,199,034

The SPG Operating Partnership’s Share of:
Total assets	$2,906,400	$2,924,666

Partners’ equity	$609,107	$672,593
Add: Excess Investment	551,242	558,675

The SPG Operating Partnership’s net Investment in Joint Ventures	$1,160,349	$1,231,268

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

STATEMENTS OF OPERATIONS	2001	2000	2001	2000

Revenue:
Minimum rent	$200,925	$183,652	$399,443	$364,451
Overage rent	3,719	3,184	9,525	9,028
Tenant reimbursements	99,531	92,576	196,399	184,110
Other income	16,013	11,176	27,624	19,899

Total revenue	320,188	290,588	632,991	577,488

Operating Expenses:
Operating expenses and other	122,761	112,347	239,860	221,459
Depreciation and amortization	67,293	56,121	127,792	111,771

Total operating expenses	190,054	168,468	367,652	333,230

Operating Income	130,134	122,120	265,339	244,258
Interest Expense	92,073	86,730	186,817	171,138

Income Before Extraordinary Items and Cumulative Effect of Accounting Change (“IBEC”)	38,061	35,390	78,522	73,120
Extraordinary Items	(75)	--	(75)	--
Cumulative Effect of Accounting Change	--	--	(2,883)	(3,948)

Net Income	$37,986	$35,390	$75,564	$69,172

Third-Party Investors' Share of IBEC	23,720	19,752	50,160	42,607

The SPG Operating Partnership’s Share of IBEC	$14,341	$15,638	$28,362	$30,513
Amortization of Excess Investment	6,002	5,310	10,948	10,583

Income from Unconsolidated Entities	$8,339	$10,328	$17,414	$19,930

             The SPG Operating Partnership’s share of consolidated net income of the Management Company, excluded from the tables above, after intercompany profit eliminations, was $5,630 and $5,555 for the three-month periods ended June 30, 2001 and 2000, respectively, and $8,297 and $13,283 for the six month periods ended June 30, 2001 and 2000, respectively. The SPG Operating Partnership’s net investment in the Management Company was $64,547 and $32,936 as of June 30, 2001 and December 31, 2000, respectively.

             In addition, Simon Group has guaranteed its pro rata share of a joint venture's lease obligations up to $55.4 million.
Note 7 - Debt

             At June 30, 2001, of the SPG Operating Partnership’s consolidated debt $6,512,770 was fixed-rate debt and $2,217,242 was variable-rate debt. The SPG Operating Partnership’s pro rata share of indebtedness of the unconsolidated joint venture Properties as of June 30, 2001 was $2,214,475.

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

             Subsequent to June 30, 2001, the SPG Operating Partnership retired the third and final tranche of the CPI merger facility totaling $435.0 million.  Funds used to retire this debt were generated primarily from a $277.0 million financing of four mall properties at a fixed rate of 6.99% and a $110.0 million financing of one office complex at LIBOR plus 115 basis points.

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

             On May 22, 2001, 1,220 units of SPG’s Series A Convertible Preferred Units were converted into 46,355 Units.  In addition, another 442 Units were issued to the holders of the convertible units in lieu of the cash dividends allocable to those preferred units.

             As of June 30, 2001, $8.4 million of accumulated other comprehensive income is included in Partners’ Equity, of which $6.1 million is included in General Partners’ equity and $2.3 million is included in Limited Partners’ equity.  Accumulated other comprehensive income consists of unrealized losses on derivative instruments of $6.4 million and unrealized losses on marketable securities of $2.0 million as of June 30, 2001.  There was no accumulated other comprehensive income as of December 31, 2000.

             Effective July 1, 2001, SPG Properties merged with and into SPG.  On January 27, 2000, SD Property Group, Inc. merged with and into SPG Properties, Inc.

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

             Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation (“DRC”) Stock Incentive Plan (the “DRC Plan”) and that these grants immediately vested under the DRC Plan’s “change in control” provision as a result of the DRC Merger. Plaintiffs asserted that the defendants’ refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs’ cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs’ damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff’s damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgment on the question of damages.  The Magistrate ruled on the counterclaims and found in Defendants’ favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed.  The judgment has accrued interest at 10% per annum from and after December 27, 2000.  Those appeals are pending before the District Court of Appeals and there can be no execution upon the judgment while the appeals are pending.  The SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

             Roel Vento et al v. Tom Taylor et al. An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury’s findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and heard oral arguments on October 4, 2000.  On April 26, 2001, the Texas Supreme Court rendered a unanimous 9-0 opinion against the Ventos and ordered that they take nothing from the Simon defendants. Plaintiffs have filed a motion for reconsideration with the Texas Supreme Court. The court has not yet ruled on Plaintiff’s motion.

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

Note 10 - Real Estate Disposals

             During the first six months of 2001, the SPG Operating Partnership sold its ownership interest in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million.  These sales resulted in a net combined gain of $2.7 million.

             On December 28, 2000, Montgomery Ward LLC and certain of its related entities (“Ward”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.   In late February 2001, a limited liability company, Kimsward LLC (“Kimsward”), was formed to designate persons or entities to whom the Ward real estate assets will be sold.  These transactions are subject to Bankruptcy Court approval.  The Management Company’s interest in Kimsward is 18.5% and its remaining investment in Kimsward was $6.4 million as of June 30, 2001.  During the second quarter of 2001 the Management Company recorded $10.1 million of equity in income from Kimsward.  During the second quarter, the SPG Operating Partnership charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying condensed consolidated statements of operations.

Note 11 – New Accounting Pronouncements

             On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  SFAS 141 is effective for the SPG Operating Partnership for any business combination accounted for under the purchase method that is completed after June 30, 2001.  SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by the SPG Operating Partnership after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the SPG Operating Partnership is required to adopt SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill will cease and the new impairment-only approach will apply and may not be applied retroactively. The SPG Operating Partnership is currently evaluating the impacts of SFAS 141 and SFAS 142

.Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Those risks and uncertainties include, but are not limited to, the national, regional and local economic climate, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, and changes in market rates of interest and maintenance of REIT status.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

             The following Property acquisitions and openings impacted our consolidated results of operations in the comparative periods. In May 2000, we opened Orlando Premium Outlots, in November 2000, we opened Arundel Mills, and in May 2001, we opened Montreal Forum.  In addition, we sold interests in several Properties throughout the comparative periods (collectively the “Property Transactions”).  See “Liquidity and Capital Resources” and Note 10 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period.

Results of Operations

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

             Operating income decreased $9.6 million or 4.4% in 2001 as compared to 2000.  This decrease primarily resulted from an $8.4 million increase in depreciation and amortization, a $11.8 million decrease in net tenant reimbursements, and a $4.4 million decrease in outlot land sales, partially offset by a $12.0 million increase in minimum rents, excluding our Simon Brand Venture ("SBV") and Simon Business Network ("SBN") initiatives, a $0.4 million increase in consolidated revenues realized from our SBV and SBN initiatives, and a $2.0 million increase in miscellaneous income.  The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.  The decrease in net tenant reimbursements is the result of true-up billings and lower spending levels on recoverable expenditures.  The increase in miscellaneous income includes $5.7 million in fees associated with the Kimsward transaction charged to the Management Company offset by a $3.7 million decrease in miscellaneous income items in the prior year.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The impact of Property Transactions is an increase in operating income of $0.5 million for the comparative period.

             Income from unconsolidated entities decreased $1.9 million in 2001, resulting from a $2.0 million decrease in income from unconsolidated partnerships and joint ventures and a $0.1 million increase in income from the Management Company.   Included in income from the Management Company is $4.0 million of income from Kimsward, net of fees charged by SPG, L.P. offset by a decrease in fee revenues and an increase in income tax expense. The decrease in joint venture income is primarily related to our pro rata share in the technology start up activities of MerchantWired, LLC, which is partially offset by lower interest rates and the full period impact of opening two properties in 2000.

             Interest expense during the three months ended June 30, 2001 decreased $5.9 million, or 3.8% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500 million of unsecured notes on January 11, 2001.

             Net income was $69.8 million for the three months ended June 30, 2001, which reflects a $8.0 million or 10.3% decrease compared to the same period in 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

             Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

             Operating income decreased $9.7 million or 2.3% in 2001 as compared to 2000.  This decrease primarily resulted from a $17.3 million increase in depreciation and amortization, a $14.8 million decrease in net tenant reimbursements, a $6.4 million decrease in outlot land sales, and a $1.6 million decrease in overage rents, partially offset by a $22.7 million increase in minimum rents, excluding our SBV and SBN initiatives, a $10.2 million increase in consolidated revenues realized from our SBV and SBN initiatives, a $0.6 million increase in miscellaneous income, and a $1.3 million decrease in other expenses.  The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.  The decrease in net tenant reimbursements is the result of true-up billings and lower spending levels on recoverable expenditures. The increase in miscellaneous income includes $5.7 million in fees associated with the Kimsward transaction charged to the Management Company offset by a $5.1 million decrease in various miscellaneous income items in the prior year.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The increase in SBV and SBN revenues includes $5.6 million from a contract termination payment.  The decrease in other expenses reflects lower partnership taxes in select states and lower professional fees.  The impact of Property Transactions is a decrease in operating income of $3.2 million for the comparative period.

             Income from unconsolidated entities decreased $7.5 million in 2001, resulting from a $5.0 million decrease in income from the Management Company and a $2.5 million decrease in income from unconsolidated partnerships and joint ventures.  Included in income from the Management Company is $4.0 million of income from Kimsward, LLC net of fees charged by SPG, L.P. offset by a decrease in fee revenues and an increase in income tax expense.  The decrease in joint venture income is primarily related to technology start up activities of MerchantWired, LLC, which is partially offset by lower interest rates and the full year impact of opening two properties in 2000.

             Interest expense during the first six months of 2001 decreased $6.6 million, or 2.1% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities.

             During the first quarter of 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of SFAS 133  “Accounting for Derivative Instruments and Hedging Activities,” as amended.  See Note 5 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the cumulative effect of accounting change.  During the first quarter of 2000 we recorded a $12.3 million expense as a cumulative effect of an accounting change, which includes our $1.8 million share from unconsolidated entities, due to the adoption of Staff Accounting Bulletin No. 101, which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

             The $2.7 million net gain on the sales of assets in 2001 results from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $8.7 million on the sale of two regional malls, three community centers, and one office building.

             Net income was $130.9 million for the six months ended June 30, 2001, which reflects a $6.1 million or 4.4% decrease compared to the same period in 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

             Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

             Liquidity and Capital Resources

             As of June 30, 2001, our balance of unrestricted cash and cash equivalents was $168.9 million, including $50.1 million related to our gift certificate program, which we do not consider available for general working capital purposes.  We have a $1.25 billion unsecured revolving credit facility (the “Credit Facility”) which had available credit of $625.5 million at June 30, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.  Our current corporate bond ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

          We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders so that SPG can comply with REIT requirements. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

•	excess cash generated from operating performance
•	working capital reserves
•	additional debt financing and
•	additional equity raised in the public markets.

             Financing and Debt   At June 30, 2001, we had consolidated debt of $8.7 billion, of which $6.5 billion was fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2.2 billion was variable-rate debt bearing interest at a weighted average rate of 5.0%.  As of June 30, 2001, we had interest rate protection agreements related to consolidated variable-rate debt with a total carrying amount of $451.2 million. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the six months ended June 30, 2001 or 2000.

             Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6.5 billion, with $4.3 billion thereafter. We, together with SPG and the SRC Operating Partnership, have a combined ratio of consolidated debt-to-market capitalization was 51.9% and 57.0% at June 30, 2001 and December 31, 2000, respectively.

             Subsequent to June 30, 2001, we retired the third and final tranche of the CPI merger facility totaling $435.0 million. We generated the funds used to retire this debt primarily from our $277.0 million financing of four mall properties at fixed rate of 6.99%, our $110.0 million financing of one office complex at LIBOR plus 115 basis points and along with excess cash flow.

             See Note 7 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the unsecured debt issued on January 11, 2001.

             Acquisitions and Disposals

             We continue to review and evaluate a limited number of acquisition opportunities. We believe that acquisition activity in the near term will be a less significant component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue Units, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

             Dispositions

             During the first six months of 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.7 million. The net proceeds of approximately $19.6 million, were used for general working capital purposes.

             In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including four Properties currently under contract for sale. We expect the sale prices of our non-core assets, if sold, will not differ materially from the carrying value of the related assets.

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

             International Expansion. The SPG Operating Partnership and the Management Company have a combined 29% ownership interest in European Retail Enterprises, B.V. (“ERE”), which is accounted for using the equity method of accounting.  Prior to January 2001, the Management Company had a 29% ownership interest in Groupe BEG, S.A. (“BEG”), which was accounted for using the equity method of accounting.  In January 2001, BEG merged with ERE and became a wholly-owned subsidiary of ERE.  BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our total cash investment in ERE and BEG at June 30, 2001 was approximately $45.8 million. The current estimated additional commitment is approximately $24.5 million.  However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 32.5% ownership interest over time. As of June 30, 2001, BEG and ERE had three Properties open in Poland and two in France.

             On May 4, 2001 Montreal Forum opened in Montreal, Canada.  We have a 35.625% ownership interest in this 243,000 square foot specialty retail center.

             Technology Initiatives. We continue with our technology initiatives through our association with several third party participants.  Our technology initiatives include MerchantWired LLC, clixnmortar, and Constellation Real Technologies including its investment in FacilityPro.com as described in our annual report. The SPG Operating Partnership owns an approximately 53% noncontrolling interest in MerchantWired LLC and accounts for it using the equity method of accounting.

             These activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. We have investments with a total carrying amount of approximately $51.2 million related to such programs through June 30, 2001.  We expect to continue to invest in these programs over the next two years and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of certain equipment lease payments.  We cannot assure you that our technology programs will succeed.

             Distributions. The SPG Operating Partnership declared a distribution of $0.525 per Unit in the second quarter of 2001, which represents a 4.0% increase over the previous quarter. The current annual distribution rate is $2.10 per Unit.  Distributions during 2000 aggregated $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

             Investing and Financing Activities

             Cash used in investing activities of $30.2 million for the six months ended June 30, 2001 includes capital expenditures of $151.4 million, investments in unconsolidated joint ventures of $20.5 million, and advances to the Management Company of $2.2 million.  Capital expenditures include development costs of $40.9 million, renovation and expansion costs of $78.8 million and tenant costs and other operational capital expenditures of $31.7 million.  These cash uses are partially offset by distributions from unconsolidated entities of $112.0 million, cash from the consolidation of ASP of $8.2 million, $4.1 million in loan proceeds from the SRC Operating Partnership, and net proceeds of $19.6 million from the sale of three properties previously mentioned.

             Cash used in financing activities for the six months ended June 30, 2001 was $287.7 million and includes net distributions of $285.1 million, and net payments of $2.6 million.

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

             Retail Climate and Tenant Bankruptcies

             A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy.  Some changeover in tenants is normal in our business.  We lost 800,000 square feet of tenants in 2000 and 1,200,000 square feet in the first six months of 2001 to bankruptcies.  Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

             Sensitivity Analysis. Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2001, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $10.0 million, and would decrease the fair value of debt by approximately $446.8 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $10.0 million, and would increase the fair value of debt by approximately $513.8 million.  We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

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

Date: August 14, 2001