Form 10-Q
period 2001-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2001-11-14
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

(Commission File No.) 33-11491

SIMON PROPERTY GROUP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	34-1755769
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

National City Center, 115 West Washington Street, Suite 15 East Indianapolis, Indiana 46204 (Address of principal executive offices)

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

SIMON PROPERTY GROUP, L.P.

FORM 10-Q

Simon Property Group, L.P.

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	December 31,
	2001	2000
ASSETS:
Investment properties, at cost	$13,060,544	$12,883,471
Less — accumulated depreciation	1,763,060	1,471,178
	11,297,484	11,412,293
Cash and cash equivalents	149,905	209,755
Tenant receivables and accrued revenue, net	267,318	294,775
Notes and advances receivable from Management Company and affiliates	101,557	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	--	29,425
Investment in unconsolidated entities, at equity	1,361,750	1,308,838
Goodwill, net	37,505	38,384
Deferred costs and other assets, net	273,454	240,578
Minority interest	44,667	42,377
Total assets	$13,533,640	$13,758,826

LIABILITIES:
Mortgages and other indebtedness	$8,792,090	$8,728,582
Accrued dividends	19,321	18,266
Accounts payable and accrued expenses	482,761	437,860
Cash distributions and losses in partnerships and joint ventures, at equity	43,706	44,634
Other liabilities	111,756	227,083
Total liabilities	9,449,634	9,456,425

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY:

Preferred units, 22,081,686 and 22,049,570 units outstanding, respectively. Liquidation values $1,058,697 and $1,058,950, respectively.	1,028,199	1,028,435

General Partner, 171,148,317 and 170,274,816 units outstanding, respectively	2,299,869	2,451,452

Limited Partners, 64,889,347 and 64,966,226 units outstanding, respectively	871,975	935,321

Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)

Unamortized restricted stock award	(23,212)	(19,982)

Total partners' equity	4,084,006	4,302,401
Total liabilities and partners' equity	$13,533,640	$13,758,826

The accompanying notes are an integral part of these statements

Simon Property Group, L.P.
Condensed Consolidated Statements of Operations

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUE:
Minimum rent	$309,273	$296,897	$917,868	$881,792
Overage rent	8,564	9,657	25,518	28,329
Tenant reimbursements	144,893	143,872	436,752	439,726
Other income	33,717	40,048	88,087	98,542
Total revenue	496,447	490,474	1,468,225	1,448,389

EXPENSES:
Property operating	80,417	77,183	240,052	230,133
Depreciation and amortization	110,165	106,038	321,449	301,789
Real estate taxes	45,103	48,400	144,887	144,739
Repairs and maintenance	17,160	15,839	56,005	51,337
Advertising and promotion	13,938	11,114	40,057	42,038
Provision for credit losses	2,346	3,275	7,580	7,632
Other	12,620	7,100	26,117	22,075
Total operating expenses	281,749	268,949	836,147	799,743

OPERATING INCOME	214,698	221,525	632,078	648,646

INTEREST EXPENSE	149,030	161,049	456,924	475,563

INCOME BEFORE MINORITY INTEREST	65,668	60,476	175,154	173,083

MINORITY INTEREST	(2,486)	(2,659)	(7,839)	(7,446)
GAIN (LOSS) ON SALES OF ASSETS, NET OF ASSET WRITE DOWNS OF $0, $0, $0, AND $10,572, RESPECTIVELY	(131)	151	2,552	8,809

INCOME BEFORE UNCONSOLIDATED ENTITIES	63,051	57,968	169,867	174,446
INCOME FROM UNCONSOLIDATED ENTITIES	6,833	20,400	32,544	53,613
INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,884	78,368	202,411	228,059

EXTRAORDINARY ITEMS - DEBT RELATED TRANSACTIONS	(220)	--	(245)	(440)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 5)	--	--	(1,638)	(12,311)
NET INCOME	69,664	78,368	200,528	215,308

PREFERRED UNIT REQUIREMENT	(19,334)	(19,334)	(58,111)	(58,074)

NET INCOME AVAILABLE TO UNITHOLDERS	$50,330	$59,034	$142,417	$157,234

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$36,488	$14,346	$58,741	$38,398
SPG Properties	--	28,366	44,448	75,424
Limited Partners	13,842	16,322	39,228	43,412
Net income	$50,330	$59,034	$142,417	$157,234

BASIC AND DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.21	$0.25	$0.61	$0.71
Net income	$0.21	$0.25	$0.60	$0.66

Net Income	$69,664	$78,368	$200,528	$215,308
Cumulative effect of accounting change	--	--	(1,995)	--
Unrealized loss on interest rate hedge agreements	(4,978)	--	(11,071)	--
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,183	--	2,846	--
Other	(44)	--	(44)	--
Unrealized gain on investment	1,980	1,342	--	8,098
Comprehensive Income	$67,805	$79,710	$190,264	$223,406

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Condensed Consolidated Statements of Cash Flows

 (Dollars in thousands)

	For the Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,528	$215,308
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	326,962	309,388
Extraordinary items	245	440
Gain on sales of assets, net of asset write downs of $0 and $10,572, respectively	(2,552)	(8,809)
Cumulative effect of accounting change	1,638	12,311
Straight-line rent	(7,175)	(12,045)
Minority interest	7,839	7,446
Equity in income of unconsolidated entities	(32,544)	(53,613)
Changes in assets and liabilities—
Tenant receivables and accrued revenue	45,105	54,751
Deferred costs and other assets	(32,329)	(8,214)
Accounts payable, accrued expenses and other liabilities	(41,790)	(95,687)
Net cash provided by operating activities	465,927	421,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(216,786)	(300,936)
Cash from consolidation of ASP	8,156	--
Net proceeds from sale of assets and investment	19,550	164,282
Investments in unconsolidated entities	(119,728)	(105,751)
Distributions from unconsolidated entities	145,325	233,276
Investment in and advances (to)/from the Management Company and affiliate	1,606	(5,784)
Loan to the SRC Operating Partnership	5,597	(14,650)
Net cash used in investing activities	(156,280)	(29,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	7,171	387
Purchase of treasury units and limited partner units	--	(50,828)
Partnership distributions	(424,264)	(400,368)
Minority interest distributions, net	(10,129)	(13,287)
Mortgage and other note proceeds, net of transaction costs	1,452,241	1,341,735
Mortgage and other note principal payments	(1,394,516)	(1,318,771)
Net cash used in financing activities	(369,497)	(441,132)

DECREASE IN CASH AND CASH EQUIVALENTS	(59,850)	(49,419)

CASH AND CASH EQUIVALENTS, beginning of period	209,755	153,743

CASH AND CASH EQUIVALENTS, end of period	$149,905	$104,324

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

The SPG Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 2001, the SPG Operating Partnership owned or held an interest in 249 income-producing properties, which consisted of 163 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the “Properties”).  In addition, the SPG Operating Partnership owned an interest in six additional retail real estate properties operating in Europe and Canada. The SPG Operating Partnership also owned an interest in one property currently under construction and 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the “Portfolio Properties”. The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the “Management Company”). Effective January 1, 2001, the Management Company elected to become a taxable REIT subsidiary (“TRS”).  Effective March 31, 2001, the SPG Operating Partnership purchased clixnmortar.com, a technology venture of the Companies, from the SRC Operating Partnership at its carrying value utilizing the inter-company note.  The SPG Operating Partnership subsequently contributed clixnmortar.com to the Management Company in exchange for preferred stock of the Management Company.

Simon Brand Ventures, LLC (“SBV”) and Simon Business Network (“SBN”) continue to expand upon certain mall operations and marketing initiatives to take advantage of the SPG Operating Partnership’s size and tenant relationships, primarily through strategic corporate alliances. SBV is focused on leveraging the SPG Operating Partnership’s 100 million unique shoppers and their 2 billion annual shopping visits to contribute to the SPG Operating Partnership’s second-curve revenue strategy.  The SBV concept and initiatives were started in 1997 to create a new medium for connecting consumers with retailers and sponsors by developing a combination of shopping, entertainment and community.  SBN is focused on leveraging the SPG Operating Partnership’s assets to create new businesses, which will drive greater value to its Portfolio Properties, retailers and other developers and generate new sources of revenue for the SPG Operating Partnership.  SBN’s strategy is to provide a competitively valued, broad-based offering of products and services via a unique and dominant marketplace and service network focused on the real estate industry and their tenants.  SBV has also entered into cost sharing arrangements with the Management Company similar to those of the SPG Operating Partnership.  Effective January 1, 2001, the SPG Operating Partnership purchased SBV from SRC at approximately its carrying value utilizing the intercompany note.

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

In order to simplify the organizational structure of Simon Group’s investment in European Retail Enterprises, B.V. (“ERE”), the Management Company transferred its ownership interest in ERE to the SPG Operating Partnership at its carrying value in exchange for a reduction in the note receivable from the Management Company.

Note 2 - Basis of Presentation

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended September 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2000, except for the change in accounting policy discussed in Note 5, and should be read in conjunction therewith.

The accompanying condensed consolidated financial statements of the SPG Operating Partnership include all accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

Net operating results of the SPG Operating Partnership are allocated after preferred distributions, based on its partners’ weighted average ownership interests during the period. SPG’s weighted average direct and indirect ownership interest in the SPG Operating Partnership for the nine-month periods ended September 30, 2001 and September 30, 2000 was 72.5% and 72.4%, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$50,550	$59,034	$144,300	$169,985

Extraordinary items	(220)	--	(245)	(440)

Cumulative effect of accounting change	--	--	(1,638)	(12,311)

Net Income available to Unitholders	$50,330	$59,034	$142,417	$157,234

Weighted Average Units Outstanding – Basic	235,964,645	236,491,268	235,650,507	236,973,511

Effect of stock options	285,158	102,704	331,085	96,441

Weighted Average Units Outstanding - Diluted	236,249,803	236,593,972	235,981,592	237,069,952

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Basic and Diluted Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$0.21	$0.25	$0.61	$0.71
Extraordinary items	--	--	--	--
Cumulative effect of accounting change	--	--	(0.01)	(0.05)
Net Income available to Unitholders	$0.21	$0.25	$0.60	$0.66

Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect.

Note 4 - Cash Flow Information

Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 2001 was $450,884 as compared to $480,802 for the same period in 2000. See Notes 1 and 8 for information about non-cash transactions during the nine months ended September 30, 2001.

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

On adoption of SFAS 133, the SPG Operating Partnership recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on its condensed consolidated balance sheets in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 “Accounting Changes.”   On adoption, the SPG Operating Partnership’s net fair value of derivatives was ($2.0) million, of which $3.1 million was recorded in other liabilities and $1.1 million was recorded in other assets. In addition, $2.0 million of unrecognized loss was recorded in other comprehensive income as a cumulative effect of accounting change and an expense of $1.6 million was recorded as a cumulative effect of accounting change in the statement of operations, which includes the SPG Operating Partnership’s $1.4 million share of joint venture cumulative effect of accounting change.  The joint venture cumulative effect of accounting change was recorded in investment in unconsolidated entities.  Within the next twelve months, the SPG Operating Partnership expects to reclassify to earnings approximately $3.6 million of expense of the current balance held in accumulated other comprehensive income.

As of September 30, 2001, the SPG Operating Partnership has recorded derivatives at their fair values of $0.5 million included in other assets and $11.1 million included in other liabilities.  These derivatives consist of LIBOR and EURIBOR based swaps, caps, collars, and cross-currency investment rate swaps with a total notional amount of $390.2 million, with maturity dates ranging from December 2001 to January 2005.  Joint venture derivatives with a total asset fair value of $0.2 million consist of interest rate caps and swaps with a total notional amount of $1,001.4 million, with maturity dates ranging from January 2002 to May 2006.  The SPG Operating Partnership’s exposure to market risk due to changes in interest rates primarily relates to the SPG Operating Partnership’s long-term debt obligations. Through its risk management strategy, the SPG Operating Partnership manages exposure to interest rate market risk by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.  The SPG Operating Partnership is also exposed to foreign currency risk on financings of certain foreign operations.  To manage foreign currency exchange rate risk as part of its risk management strategy, the SPG Operating Partnership has also entered into a foreign currency forward contract. The SPG Operating Partnership’s intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures.  The SPG Operating Partnership does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

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

To determine the fair values of derivative instruments, the SPG Operating Partnership uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Note 6 - Investment in Unconsolidated Entities

Summary financial information of the SPG Operating Partnership’s investment in partnerships and joint ventures accounted for using the equity method of accounting and a summary of the SPG Operating Partnership’s investment in and share of income from such partnerships and joint ventures follow:

	September 30,	December 31,
BALANCE SHEETS	2001	2000
Assets:
Investment properties at cost, net	$6,492,997	$6,563,470
Cash and cash equivalents	187,942	191,687
Tenant receivables	165,019	165,583
Other assets	325,421	278,294
Total assets	$7,171,379	$7,199,034

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,452,131	$5,135,488
Accounts payable, accrued expenses and other liabilities	368,446	348,375
Total liabilities	5,820,577	5,483,863
Partners' equity	1,350,802	1,715,171
Total liabilities and partners' equity	$7,171,379	$7,199,034

The SPG Operating Partnership’s Share of:
Total assets	$2,981,753	$2,924,666
Partners’ equity	$698,916	$672,593
Add: Excess Investment	563,190	558,675
The SPG Operating Partnership’s net Investment in Joint Ventures	$1,262,106	$1,231,268

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2001	2000	2001	2000
Revenue:
Minimum rent	$200,714	$191,268	$600,157	$555,719
Overage rent	5,452	5,476	14,977	14,504
Tenant reimbursements	93,788	94,082	290,187	278,192
Other income	16,137	20,076	43,761	39,975
Total revenue	316,091	310,902	949,082	888,390

Operating Expenses:
Operating expenses and other	117,989	112,656	357,849	334,104
Depreciation and amortization	66,942	62,487	194,734	174,258
Total operating expenses	184,931	175,143	552,583	508,362

Operating Income	131,160	135,759	396,499	380,028
Interest Expense	88,874	91,094	275,691	262,232
Income Before Extraordinary Items and Cumulative Effect of Accounting Change (“IBEC”)	42,286	44,665	120,808	117,796
Extraordinary Items	(220)	--	(295)	--
Cumulative Effect of Accounting Change	--	--	(2,883)	(3,948)
Net Income	$42,066	$44,665	$117,630	$113,848
Third-Party Investors' Share of IBEC	27,602	25,889	77,762	68,507
The SPG Operating Partnership’s Share of IBEC	$14,684	$18,776	$43,046	$49,289
Amortization of Excess Investment	5,101	5,467	16,049	16,050
Income from Unconsolidated Entities	$9,583	$13,309	$26,997	$33,239

The SPG Operating Partnership’s share of consolidated net income of the Management Company, excluded from the tables above, after intercompany profit eliminations, was $(2,750) and $7,091 for the three-month periods ended September 30, 2001 and 2000, respectively, and $5,547 and $20,374 for the nine month periods ended September 30, 2001 and 2000, respectively. The SPG Operating Partnership’s net investment in the Management Company, excluded from the tables above, was $55,938 and $32,936 as of September 30, 2001 and December 31, 2000, respectively.

In addition, the SPG Operating Partnership has guaranteed its pro rata share of a joint venture’s lease obligations up to $55.4 million.

Note 7 - Debt

At September 30, 2001, of the SPG Operating Partnership’s consolidated debt, $6,833,415 was fixed-rate and $1,958,675 was variable-rate. The SPG Operating Partnership’s pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 2001 was $2,281,283.

On January 11, 2001, the SPG Operating Partnership issued $500.0 million of unsecured debt to institutional investors pursuant to Rule 144A in two tranches.  The first tranche is $300.0 million bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200.0 million bearing an interest rate of 7 3/4% due January 20, 2011.  The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the CPI Merger Facility due March 24, 2001 and to repay a portion of the CPI Merger Facility due September 24, 2001.

On August 6, 2001, the SPG Operating Partnership retired the third and final tranche of the CPI merger facility totaling $435.0 million.  Funds used to retire this debt were generated primarily from a $277.0 million financing of four mall properties at a fixed rate of 6.99% and a $110.0 million financing of one office complex at LIBOR plus 115 basis points.

Subsequent to September 30, 2001, the SPG Operating Partnership completed the sale of $750.0 million of 6.375% senior unsecured notes due November 15, 2007.  Net proceeds from the offering were used to reduce the outstanding balance of the Credit Facility

Note 8 – Partners’ Equity

On March 26 2001, 474,625 Paired Shares of restricted stock were deemed earned and awarded under The Simon Property Group 1998 Stock Incentive Plan (the “1998 Plan”), adopted by the SPG Operating Partnership and SPG, at a value of $25.85 per Paired Share.  The cost of restricted stock grants is based upon the stock’s fair market value at the time such stock is earned, awarded and issued and is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period.  In addition, 1,032,583 stock options to purchase Paired Shares were granted on the same day under the 1998 Plan.

On May 22, 2001, 1,220 units of the SPG Operating Partnership’s Series A Convertible Preferred Units were converted into 46,355 Units.  In addition, another 442 Units were issued to the holders of the convertible units in lieu of the cash dividends allocable to those preferred units.

As of September 30, 2001, $10.3 million of accumulated other comprehensive income is included in Partners’ Equity, of which $7.5 million is included in General Partners’ equity and $2.8 million is included in Limited Partners’ equity.  Accumulated other comprehensive income consists of unrealized losses on derivative instruments.  There was no accumulated other comprehensive income as of December 31, 2000.

Effective July 1, 2001, SPG Properties, Inc. merged with and into SPG.  On January 27, 2000, SD Property Group, Inc. merged with and into SPG Properties, Inc.

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

The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale.  The litigation is currently in the discovery stage.

The SPG Operating Partnership believes that the Triple Five litigation is without merit and intends to defend the action vigorously. Simon Group believes that the Triple Five litigation will not have a material adverse effect on the SPG Operating Partnership. Given the early stage of the litigation it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al.On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation (“DRC”) Stock Incentive Plan (the “DRC Plan”) and that these grants immediately vested under the DRC Plan’s “change in control” provision as a result of the DRC Merger. Plaintiffs asserted that the defendants’ refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs’ cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs’ damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff’s damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgment on the question of damages.  The Magistrate ruled on the counterclaims and found in Defendants’ favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed.  The judgment has accrued interest at 10% per annum from and after December 27, 2000.  Those appeals are pending before the District Court of Appeals and there can be no execution upon the judgment while the appeals are pending.  The SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item.

Roel Vento et al v. Tom Taylor et al.  An affiliate of the SPG Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 was entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury’s findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortious interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The SPG Operating Partnership appealed the verdict and on May 6, 1999, the Thirteenth Judicial District (Corpus Christi) of the Texas Court of Appeals issued an opinion reducing the trial court verdict to $3,364 plus interest. The SPG Operating Partnership filed a petition for a writ of certiorari to the Texas Supreme Court requesting that they review and reverse the determination of the Appellate Court. The Texas Supreme Court granted certiorari and on April 26, 2001 rendered a unanimous 9-0 opinion against the Plaintiffs and ordered that they take nothing from the SPG Operating Partnership defendants. Plaintiffs subsequently filed a motion for reconsideration with the Texas Supreme Court which was denied.  Accordingly, this litigation has concluded and the SPG Operating Partnership has no liability to plaintiffs.

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

Note 10 - Real Estate Disposals and Other

During the first nine months of 2001, the SPG Operating Partnership sold its ownership interest in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million.  These sales resulted in a net combined gain of $2.6 million.

On December 28, 2000, Montgomery Ward LLC and certain of its related entities (“Ward”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.   On March 1 2001, a limited liability company, Kimsward LLC (“Kimsward”), was formed to designate persons or entities to whom the Ward real estate assets will be sold.  These transactions are subject to Bankruptcy Court approval.  The Management Company’s interest in Kimsward is 18.5% and its remaining investment in Kimsward was $1.4 million as of September 30, 2001.  During the first nine months of 2001 the Management Company recorded $16.5 million of equity in income from Kimsward.  During the first nine months, the SPG Operating Partnership charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying condensed consolidated statements of operations.

During the third quarter, the SPG Operating Partnership wrote-off its investment in clixnmortar and miscellaneous technology investments resulting in a decrease in results from operations of $16.6 million, of which $2.7 million is included in other expenses and $13.9 million, net,  is included in income from unconsolidated entities.

Note 11 – New Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill.  SFAS 141 is effective for the SPG Operating Partnership for any business combination accounted for under the purchase method that is completed after June 30, 2001.  SFAS No. 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life.  The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by the SPG Operating Partnership after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the SPG Operating Partnership is required to adopt SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill will cease and the new impairment-only approach will apply and may not be applied retroactively.  Excluding the impact of impairment, if any, the impact of SFAS 142 will be to eliminate the amortization of goodwill thereby increasing the SPG Operating Partnership’s net income by approximately $1.2 million annually.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”   In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”for the disposal of a segment of a business.   SFAS No. 144 is a broad statement that provides framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations.  The effective date for adoption of SFAS No. 144 is January 1, 2002.  The SPG Operating Partnership is currently evaluating the impact of SFAS No. 144.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the national, regional and local economic climate, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, and changes in market rates of interest.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

The following Property acquisitions and openings impacted our consolidated results of operations in the comparative periods.  We opened Orlando Premium Outlots in May 2000, Arundel Mills in November 2000, and Montreal Forum in May 2001.  In addition, we sold interests in several Properties throughout the comparative periods (collectively with the acquisitions and openings, the “Property Transactions”).  See “Liquidity and Capital Resources” and Note 10 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period.

Results of Operations

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

Operating income decreased $6.8 million or 3.1% in 2001 as compared to 2000.  This decrease included a $11.9 million increase in minimum rents, excluding our Simon Brand Venture (“SBV”) and Simon Business Network (“SBN”) initiatives, and a $0.8 million increase in miscellaneous income.  These increases were offset by a $4.7 million increase in depreciation and amortization, a $3.4 million decrease in net tenant reimbursements, a $2.6 million decrease in consolidated revenues realized from our SBV and SBN initiatives, a $1.1 million decrease in overage rents, and a $5.9 million increase in other expenses.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. The decrease in net tenant reimbursements is primarily the result of true-up billings and lower spending levels on recoverable expenditures.  The increase in other expenses is the result of a non-recurring $3.0 million write-down of an investment and $2.7 million due to the write-off of miscellaneous technology investments.  The impact of Property Transactions is an decrease in operating income of $0.7 million for the comparative periods.

Income from unconsolidated entities decreased $13.6 million in 2001, resulting from a $3.7 million decrease in income from unconsolidated partnerships and joint ventures and a $9.8 million decrease in income from the Management Company.  The decrease in joint venture income is primarily related to our pro rata share of the increased losses in the technology start up activities of MerchantWired, LLC of $5.1 million, partially offset by lower interest rates and the full period impact of two properties which opened in 2000.  Included in income from the Management Company is $6.0 million of income from the Kimsward transaction, offset by our net $13.9 million share of the write-off of technology investments, primarily clixnmortar, and a decrease in fee revenues.

Interest expense during the three months ended September 30, 2001 decreased $12.0 million, or 7.5% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500.0 million of unsecured notes on January 11, 2001.

Net income was $69.7 million for the three months ended September 30, 2001, which reflects a $8.7 million or 11.1% decrease compared to the same period in 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Operating income decreased $16.6 million or 2.6% in 2001 as compared to 2000.  This decrease included a $35.8 million increase in minimum rents, excluding our SBV and SBN initiatives, a $8.7 million increase in consolidated revenues realized from our SBV and SBN initiatives.  These increases were offset by a $22.1 million increase in depreciation and amortization, a $18.2 million decrease in net tenant reimbursements, a $6.9 million decrease in outlot land sales, a $2.7 million decrease in overage rents, a $0.8 million decrease in miscellaneous income, and a $4.5 million increase in other expenses.  The increase in minimum rent primarily results from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents.  The increase in SBV and SBN initiative revenues includes $5.6 million from a contract termination payment. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities.  The decrease in net tenant reimbursements is primarily the result of true-up billings and lower spending levels on recoverable expenditures. The decrease in miscellaneous income includes $5.7 million in fees associated with the Kimsward transaction offset by a decrease in various miscellaneous income items in the prior year.  The increase in other expenses is the result of a non-recurring $3.0 million write-down of an investment and $2.7 million due to the write-off of miscellaneous technology investments partially offset by decreases in various other expenses. The impact of Property Transactions is a decrease in operating income of $3.9 million for the comparative period.

Income from unconsolidated entities decreased $21.1 million in 2001, resulting from a $14.8 million decrease in income from the Management Company and a $6.3 million decrease in income from unconsolidated partnerships and joint ventures.  Included in the Management Company decrease is our net $13.9 million share of the write-off of technology investments, primarily clixnmortar,, as well as a decrease in fee revenues.  These amounts are partially offset by $10.0 million of income from Kimsward, LLC, net of fees charged by SPG, L.P.  The decrease in joint venture income is primarily related to our pro rata share of the increased losses in the technology start up activities of MerchantWired, LLC of $11.3 million, partially offset by lower interest rates and the full year impact of opening two properties in 2000.

Interest expense during the first nine months of 2001 decreased $18.6 million, or 3.9% compared to the same period in 2000.  This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500.0 million of unsecured notes on January 11, 2001.

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

The $2.6 million net gain on the sales of assets in 2001 results from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $8.8 million on the sale of two regional malls, four community centers, and one office building, partially offset by a $10.6 million asset write-down on two Properties.

Net income was $200.5 million for the nine months ended September 30, 2001, which reflects a $14.8 million or 6.9% decrease compared to the same period in 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

Liquidity and Capital Resources

As of September 30, 2001, our balance of unrestricted cash and cash equivalents was $149.9 million, including $44.8 million related to our gift certificate program, which we do not consider available for general working capital purposes.  We have a $1.25 billion unsecured revolving credit facility (the “Credit Facility”) which had available credit of $522.5 million as of September 30, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets.  Our current corporate bond ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

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

Financing and Debt

At September 30, 2001, we had consolidated debt of $8.8 billion, of which $6.8 billion was fixed-rate debt bearing interest at a weighted average rate of 7.3% and $2.0 billion was variable-rate debt bearing interest at a weighted average rate of 3.9%.  As of September 30, 2001, we had interest rate protection agreements related to consolidated variable-rate debt with a total carrying amount of $390.2 million. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates for the nine months ended September 30, 2001 or 2000.

Our share of total scheduled principal payments of mortgage and other indebtedness, including unconsolidated joint venture indebtedness over the next five years is $6.0 billion, with $4.9 billion thereafter. We, together with SPG and the SRC Operating Partnership, have a combined ratio of consolidated debt-to-market capitalization was 54.5% and 57.0% at September 30, 2001 and December 31, 2000, respectively.

On August 6, 2001, we retired the third and final tranche of the CPI merger facility totaling $435.0 million. We generated the funds used to retire this debt primarily from our $277.0 million financing of four mall properties at fixed rate of 6.99%, our $110.0 million financing of one office complex at LIBOR plus 115 basis points, and excess cash flow

Subsequent to September 30, 2001, we completed the sale of $750.0 million of 6.375% senior unsecured notes due November 15, 2007.  Net proceeds from the offering were initially used to reduce the outstanding balance of the Credit Facility.  Ultimately, we plan to retire mortgage indebtedness on six wholly-owned properties and to retire $250.0 million of 9% bonds that mature in early 2002.

See Note 7 of the Notes to Unaudited Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the unsecured debt issued on January 11, 2001.

Acquisitions and Disposals

Subsequent to September 30, 2001, we purchased a 50% interest in Fashion Valley Mall located in San Diego, California for a purchase price of $165.0 million which includes our share of a $200.0 million, seven year mortgage at a fixed rate of 6.5% issued by the partnership owning the property concurrent with the acquisition.  We will also assume management responsibilities for this 1.7 million square foot open-air, super-regional mall.

We continue to review and evaluate a limited number of acquisition opportunities and will continue our focus on acquiring highly productive, market dominant malls. We believe that acquisition activity in the near term will be a less significant component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue Units, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

Dispositions

During the first nine months of 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.6 million. The net proceeds of approximately $19.6 million were used for general working capital purposes.

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

Development Activity

New Developments. Development activities are an ongoing part of our business. During 2000, we opened two new Properties aggregating approximately 1.7 million square feet of GLA. In total, we invested approximately $179.6 million on new developments in 2000. With fewer new developments currently under construction, we expect 2001 development costs to be approximately $65.6 million.

Strategic Expansions and Renovations. One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. During 2000, we invested approximately $201.6 million on redevelopment projects and completed five major redevelopment projects, which added approximately 1.2 million square feet of GLA to the Portfolio. We have a number of renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $129.0 million on redevelopment in 2001.

International Expansion.  The SPG Operating Partnership has a 32.3% ownership interest in European Retail Enterprises, B.V. (“ERE”), which is accounted for using the equity method of accounting. Prior to January 2001, the Management Company had a 29% ownership interest in Groupe BEG, S.A. (“BEG”) which was accounted for using the equity method of accounting.  In January 2001, BEG merged with ERE and became a wholly-owned subsidiary of ERE. During the third quarter of 2001 the Management Company transferred its interest in ERE to the SPG Operating Partnership through the intercompany note to simplify the organizational structure.  BEG and ERE are fully integrated European retail real estate developers, lessors and managers. Our current total cash investment in ERE and BEG, including subordinated debt, is approximately $69.9 million. The current estimated additional commitment, including subordinated debt, is approximately $34.7 million.  However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 29.4% ownership interest over time. As of September 30, 2001, BEG and ERE had three Properties open in Poland and two in France.

Technology Initiatives. We continue our technology initiatives through two investments including MerchantWired LLC, and Constellation Real Technologies including its investment in FacilityPro.com as described in our annual report. The SPG Operating Partnership owns an approximately 53% indirect noncontrolling interest in MerchantWired LLC and accounts for it using the equity method of accounting.  MerchantWired LLC is currently considering discussions with third parties, primarily telecommunications companies, to act as further partners in the venture.  The future operations of MerchantWired LLC may be impacted by the outcome of these discussions.

These activities may generate losses in the initial years of operation, while programs are being developed and customer bases are being established. The investments have a total carrying amount of approximately $33.5 million as of September 30, 2001.  We expect to continue to invest in these programs over the next two years and together with the other members of MerchantWired, LLC have guaranteed our pro rata share of certain equipment lease payments.  We cannot assure you that our technology programs will succeed.

Distributions. The SPG Operating Partnership declared a distribution of $0.525 per Unit in the third quarter of 2001. The current annual distribution rate is $2.10 per Unit.  Distributions during 2000 aggregated $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution.

Investing and Financing Activities

Cash used in investing activities of $156.3 million for the nine months ended September 30, 2001 includes capital expenditures of $216.8 million and investments in unconsolidated joint ventures of $119.8 million.  Capital expenditures include development costs of $54.4 million, renovation and expansion costs of $110.6 million and tenant costs and other operational capital expenditures of $51.8 million.  These cash uses are partially offset by distributions from unconsolidated entities of $145.3 million, cash from the consolidation of ASP of $8.2 million, $5.6 million in loan proceeds from the SRC Operating Partnership, $1.6 million in loan proceeds from the Management Company, and net proceeds of $19.6 million from the sale of three properties previously mentioned.

Cash used in financing activities for the nine months ended September 30, 2001 was $369.5 million and includes net distributions of $427.2 million, offset by net borrowings of $57.7 million.

Inflation

Inflation remains relatively low and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants’ leases contain provisions designed to lessen the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Retail Climate and Tenant Bankruptcies

The recent events of September 11, 2001 have negatively impacted the overall economy in which we operate.  These pressures may further affect, amongst other factors, consumer confidence and job growth.  A significant portion of our overage and percent rent revenue is typically recognized during the fourth quarter of our fiscal year.  We are unable to determine what effect these world events may have on consumer spending for the fourth quarter 2001 and beyond.  If the impact of these events on consumer spending result in weak retail sales, they could negatively impact our ability to recognize overage and percent rent revenue.

A number of local, regional, and national retailers, including both in-line and anchor tenants, have recently announced store closings or filed for bankruptcy.  Some changeover in tenants is normal in our business.  We lost 800,000 square feet of tenants in 2000 and 1,600,000 square feet in the first nine months of 2001 to bankruptcies.  Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis.  Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2001, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $9.0 million, and would decrease the fair value of debt by approximately $462.9 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $9.0 million, and would increase the fair value of debt by approximately $532.3 million.  We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt, or in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

Part II - Other Information

Item 1:  Legal Proceedings

Please refer to Note 9 of the financial statements for a summary of material pending litigation.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

4.1   Ninth Supplemental Indenture relating to the Notes

4.2   Form of 6 3/8% Notes due 2007 (included as Exhibit A to the Form of Ninth Supplemental Indenture filed as Exhibit 4.1)

(b) Reports on Form 8-K

On October 22, 2001 under Item 5 – Other Events, the SPG Operating Partnership reported the issuance of a press release on October 19, 2001 by Simon Property Group, Inc. regarding expected third quarter charges and funds from operations.

On October 25, 2001 under Item 5 – Other Events, the SPG Operating Partnership reported the offering and sale of $750,000,000 aggregate principal amount of its 6 3/8% Notes due 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
By: Simon Property Group, Inc.
General Partner

/s/ Stephen E. Sterrett
Stephen E. Sterrett,
Executive Vice President and Chief Financial Officer

Date: November 14, 2001