Form 10-K
period 2001-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2002-04-01
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

333-11491
(Commission file number)

34-1755769
(I.R.S. Employer Identification No.)

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

Portions of Simon Property Group, Inc.'s Proxy Statement in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

SIMON PROPERTY GROUP, L.P.
Annual Report on Form 10-K
December 31, 2001

Part I

Item 1.    Business

    Background and Description of the Business

              Who we are - Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). Units of partnership interests ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. In this report, the terms "we", "us" and "our" refer to the SPG Operating Partnership and its subsidiaries.

              As of December 31, 2001, we owned or held an interest in 251 income-producing properties in the United States, which consisted of 165 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). We also own 11 parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in seven additional retail real estate properties operating in Europe and Canada.

    Mergers and Acquisitions

              Mergers and acquisitions have been a significant component of the growth and development of our business. Beginning with the merger with DeBartolo Realty Corporation in August of 1996 for approximately $3.0 billion, we have completed five major mergers and/or acquisitions that have helped shape the current organization. These acquisitions included the merger with Corporate Property Investors, Inc. in 1998 for approximately $5.9 billion. Information regarding the mergers and acquisitions required by this item are included in the Notes to Financial Statements of the attached audited financial statements, Notes 3 and 4 (acquisitions portion only), included in Item 8 of this Form 10-K.

              Subsequent to December 31, 2001, we signed a definitive agreement to purchase, jointly with Westfield America Trust and The Rouse Company, the assets of Rodamco North America N.V. for $5.3 billion. Our portion of the acquisition includes the purchase of the remaining ownership interests in four of our existing joint venture assets and new ownership interests in nine additional properties. Our share of the purchase price is $1.55 billion including $570.0 million in debt and perpetual preferred stock assumed.

    General

              During 2001, regional malls (including specialty retail centers and retail space in the mixed-use Properties), community centers and the remaining Portfolio comprised 92.2%, 4.9%, and 2.9%, respectively, of consolidated rent revenues and tenant reimbursements. The Properties contain an aggregate of approximately 186.5 million square feet of gross leasable area ("GLA"), of which we own 110.9 million square feet ("Owned GLA"). More than 3,970 different retailers occupy more than 19,950 stores in the Properties. Total estimated retail sales at the Properties in 2001 were approximately $39 billion.

    Operating Strategies

              Our primary business objectives are to increase cash generated from operations per Paired Unit and to increase the value of the Portfolio Properties. We plan to achieve these objectives through a variety of methods discussed below, although we cannot assure you that that we will achieve such objectives.

    Leasing.    We pursue an active leasing strategy that includes:

      •
      aggressively marketing available space
      •
      renewing existing leases at higher base rents per square foot, and
      •
      originating leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

    Management.    We draw upon our expertise gained through management of a geographically diverse Portfolio nationally recognized as high quality retail and mixed-use Properties. In doing so, we seek to maximize cash flow through a combination of:

      •
      an active merchandising program to maintain our shopping centers as inviting shopping destinations
      •
      efforts to minimize overhead and operating costs
      •
      coordinated marketing and promotional activities that establish and maintain customer loyalty, and
      •
      systematic planning and monitoring of results.

    Acquisitions.    As noted above, we expect to acquire certain assets from Rodamco North America, N.V. in 2002. We may selectively acquire other individual properties and portfolios of properties that meet our investment criteria as opportunities arise. We continue to review and evaluate a limited number of acquisition opportunities and will continue our focus on acquiring highly productive, market dominant malls. We believe that acquisition activity is a component of our growth strategy

    Development in the United States.    Our strategy is to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. We opened one regional mall during 2001. This addition added approximately 0.6 million square feet of GLA to the Portfolio at a cost of approximately $68.8 million. Currently, there are no new developments under construction. We believe given the current economic environment there are no new developments that meet our risk-reward criteria in order to commence development in the near term, especially in a weakening leasing economic environment.

              We also have direct or indirect interests in eleven parcels of land being held for future development in eight states totaling approximately 772 acres. We believe that we are well positioned to pursue future development opportunities as conditions warrant.

    Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through strategic renovations and expansions. We invested approximately $118.2 million on redevelopment projects during 2001. We also have a number of renovation and/or expansion projects currently either under construction or in preconstruction development. However, for the same reasons we are limiting development activities, we have reduced our renovation and expansion plans for the near term.

    International Expansion.    We believe the expertise we have gained through the development and management of our domestic Properties can be utilized in retail properties throughout the world. We intend to continue pursuing international opportunities on a selected basis to enhance Unitholder value. There are risks inherent in international business that may be beyond our control. These risks include the following risks that may have a negative impact on our results of operations:

      •
      changes in foreign currency exchange rates
      •
      declines in economic conditions abroad
      •
      changes in foreign political environments, and
      •
      changes in foreign laws.

    Other Revenues.    We also generate revenues due to our size and tenant relationships from:

      •
      mall marketing initiatives
      •
      consumer focused strategic corporate alliances, and
      •
      delivering competitively priced property operating services to our tenants.

    Competition

              We believe that we have a competitive advantage in the retail real estate business as a result of:

      •
      the size, quality and diversity of our Properties
      •
      our management and operational expertise
      •
      our use of innovative retailing concepts
      •
      our extensive experience and relationships with retailers and lenders
      •
      our mall marketing initiatives and consumer focused strategic corporate alliances, and
      •
      our ability to use our size to deliver competitively priced property operating services to our tenants.

              We believe that the Portfolio is the largest, as measured by GLA, of any publicly traded REIT. In addition, we own more regional malls than any other publicly traded REIT. For these reasons, we believe that we are the leader in our industry.

              All of the Portfolio Properties are located in developed areas. Certain of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain.

              There are numerous other commercial developers, real estate companies and other owners of real estate that compete with us in our trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage.

    Environmental Matters

              General Compliance.    We believe that the Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. Nearly all of the Portfolio Properties have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations. We cannot assure you that:

  •
  existing environmental studies with respect to the Portfolio Properties reveal all potential environmental liabilities
  •
  any previous owner, occupant or tenant of a Portfolio Property created any material environmental condition not known to us

  •
  the current environmental condition of the Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or
  •
  future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

              Asbestos-Containing Materials.    Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which we believe are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Generally, we remove asbestos-containing materials as required in the ordinary course of any renovation, reconstruction and expansion, and in connection with the retenanting of space.

              Underground Storage Tanks.    Several of the Portfolio Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. We believe that regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either completed, ongoing, or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been material and we do not expect these costs will have a material adverse effect on our results of operations.

              Properties to be Developed or Acquired.    Land held for shopping mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire any of the optioned properties, we will conduct environmental due diligence consistent with acceptable industry standards.

    Employees

              At February 28, 2002 we and our affiliates employed approximately 4,160 persons at various centers and offices throughout the United States, of which approximately 1,580 were part-time. Approximately 940 of these employees were located at our headquarters.

    Insurance

              We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our Properties. The impact of the events of September 11, 2001 has affected our insurance programs. Our insurance programs are discussed in detail in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

    Corporate Headquarters

              Our executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is (317) 636-1600.

Executive Officers of the Registrant

              The following table sets forth certain information with respect to the executive officers of SPG, which is the managing general partner of the SPG Operating Partnership, as of December 31, 2001.

Name	Age	Position
Melvin Simon(1)	75	Co-Chairman
Herbert Simon(1)	67	Co-Chairman
David Simon(1)	40	Chief Executive Officer
Hans C. Mautner	63	Vice Chairman; Chairman, Simon Global Limited
Richard S. Sokolov	52	President and Chief Operating Officer
Randolph L. Foxworthy	57	Executive Vice President - Corporate Development
William J. Garvey	62	Executive Vice President - Property Development
James A. Napoli	55	Executive Vice President - Leasing
John R. Neutzling	49	Executive Vice President - Property Management
James M. Barkley	50	General Counsel; Secretary
Stephen E. Sterrett	46	Executive Vice President and Chief Financial Officer
Drew Sheinman	44	President - Simon Brand Ventures
Joseph S. Mumphrey	50	President - Simon Business Network
John Rulli	45	Senior Vice President and Chief Administrative Officer
Andrew A. Juster	49	Senior Vice President and Treasurer
David Schacht	38	Senior Vice President and Chief Information Officer
  (1)
  Melvin Simon is the brother of Herbert Simon and the father of David Simon.

              Set forth below is a summary of the business experience of the executive officers of the Companies. The executive officers of the Companies serve at the pleasure of the Board of Directors. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard Sokolov, see Item 10 of this report.

              Mr. Foxworthy is the Executive Vice President - Corporate Development of the Companies. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Companies since 1993.

              Mr. Garvey is the Executive Vice President - Property Development of the Companies. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

              Mr. Napoli is the Executive Vice President - Leasing of the Companies. Mr. Napoli also served as Executive Vice President and Director of Leasing of MSA, which he joined in 1989.

              Mr. Neutzling is the Executive Vice President - Property Management of the Companies. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

              Mr. Barkley serves as the Companies' General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

              Mr. Sterrett serves as the Companies' Executive Vice-President and Chief Financial Officer. He joined MSA in 1989 and has held various positions with MSA.

              Mr. Mumphrey holds the position of President - Simon Business Network. He joined MSA in 1974 and has held various property and asset management positions with MSA

              Mr. Juster serves as the Companies' Senior Vice-President and Treasurer. He joined MSA in 1989 and has held various financial positions with MSA.

              Mr. Rulli serves as the Companies' Senior Vice-President and Chief Administrative Officer. He joined MSA in 1988 and has held various positions with MSA.

              Mr. Sheinman holds the position of President - Simon Brand Ventures. He joined the Companies' in 1998 as Senior Vice President of Marketing and Business Development.

              Mr. Schacht serves as the Companies' Senior Vice-President and Chief Information Officer. He joined the Companies in 1997 and has held various information technology positions.

Item 2.    Properties

    Portfolio Properties

              Our Properties primarily consist of regional malls and community shopping centers. Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 165 regional malls range in size from approximately 300,000 to 2.8 million square feet of GLA, with all but four regional malls over 400,000 square feet. These regional malls contain in the aggregate more than 17,000 occupied stores, including over 650 anchors, which are mostly national retailers. As of December 31, 2001, regional malls (including specialty retail centers and retail space in the mixed-use Properties) represented 84.7% of total GLA, 79.2% of Owned GLA and 86.3% of total annualized base rent of the Properties.

              Community shopping centers are generally unenclosed and smaller than regional malls. Most of our 72 community shopping centers in the Properties range in size from approximately 50,000 to 600,000 square feet of GLA. Community shopping centers generally are of two types. First, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area. Second, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 2001, community shopping centers represented 9.2% of total GLA, 10.8% of Owned GLA and 5.9% of the total annualized base rent of the Properties.

              We also have interests in five specialty retail centers, four office and mixed-use Properties and five value-oriented super-regional malls. The specialty retail centers contain approximately 1,843,000 square feet of GLA and do not have anchors. These properties feature retailers and entertainment facilities in a distinctive shopping environment and location. The four office and mixed-use Properties range in size from approximately 512,000 to 1,030,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space. The value-oriented super-regional malls range in size from approximately 1.0 million to 1.6 million square feet of GLA. These Properties combine retail outlets, manufacturers' off-price stores and other value-oriented tenants. As of December 31, 2001, value-oriented super-regional malls represented 3.5% of total GLA, 5.9% of Owned GLA and 5.5% of the total annualized base rent of the Properties.

              As of December 31, 2001, approximately 91.9% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased, approximately 93.7% of the Owned GLA in the value-oriented super-regional malls was leased, and approximately 89.3% of Owned GLA in the community shopping centers was leased.

              Of the 251 Properties, we own 100% of 170 of the Properties and the remainder are held as joint venture interests. We are the managing or co-managing general partner or member of all but 15 of the Properties held as joint venture interests.

Additional Information

              The following table sets forth certain information, as of December 31, 2001, regarding the Properties:

	Name/Location	Ownership Interest (Expiration if Lease) (1)	Our Percentage Interest (2)	Type (3)	Year Built or Acquired	Total GLA		Retail Anchors
	REGIONAL MALLS
1.	Alton Square Alton, IL	Fee	100.0	Cons	Acquired 1993	639,057		Sears, JCPenney, Famous Barr
2.	Amigoland Mall (28) Brownsville, TX	Fee	100.0	Cons	Built 1974	557,897		Beall's
3.	Anderson Mall Anderson, SC	Feex	100.0	Cons	Built 1972	623,667		Belk (4), JCPenney, Sears
4.	Apple Blossom Mall Winchester, VA	Fee	49.1	JV	Acquired 1999	442,992		Belk, JCPenney, Sears
5.	Arsenal Mall Watertown, MA	Fee	100.0	Cons	Acquired 1999	501,758	(5)	Marshall's, (6)
6.	Auburn Mall Auburn, MA	Fee	49.1	JV	Acquired 1999	597,698		Filene's (7), Sears
7.	Aurora Mall Aurora, CO	Fee	100.0	Cons	Acquired 1998	1,013,940		JCPenney, Foley's (4), Sears
8.	Aventura Mall (8) Miami, FL	Fee	33.3	JV	Built 1983	1,900,791		Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor, Burdines
9.	Avenues, The Jacksonville, FL	Fee	25.0	JV	Built 1990	1,112,698		Belk, Dillard's, JCPenney, Parisian, Sears
10.	Barton Creek Square Austin, TX	Fee	100.0	Cons	Built 1981	1,249,418		Dillard's (4), Foley's, Sears, Nordstrom (9), JCPenney
11.	Battlefield Mall Springfield, MO	Fee and Ground Lease (2056)	100.0	Cons	Built 1970	1,185,021		Dillard's (4), Famous Barr, Sears, JCPenney
12.	Bay Park Square Green Bay, WI	Fee	100.0	Cons	Built 1980	668,029		Younkers (9), Elder-Beerman, Kohl's, Shopko
13.	Bergen Mall Paramus, NJ	Fee and Ground Lease (10) (2061)	100.0	Cons	Acquired 1987	899,867		Off 5th-Saks Fifth Avenue Outlet, Value City Furniture, Macy's, Marshall's
14.	Biltmore Square Asheville, NC	Fee	66.7	Cons	Built 1989	494,280		Belk, Dillard's, Proffitt's, Goody's
15.	Bowie Town Center Bowie, MD	Fee	100.0	Cons	Built 2001	649,856		Hecht's, Sears, Old Navy, Barnes & Noble, Bed, Bath & Beyond
16.	Boynton Beach Mall Boynton Beach, FL	Fee	100.0	Cons	Built 1985	1,184,573		Macy's, Burdines, Sears, Dillard's (4), JCPenney

17.	Brea Mall Brea, CA	Fee	100.0	Cons	Acquired 1998	1,304,272	Macy's, JCPenney, Robinsons-May, Nordstrom, Sears
18.	Broadway Square Tyler, TX	Fee	100.0	Cons	Acquired 1994	617,033	Dillard's, JCPenney, Sears
19.	Brunswick Square East Brunswick, NJ	Fee	100.0	Cons	Built 1973	768,663	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall Burlington, MA	Ground Lease (2048)	100.0	Cons	Acquired 1998	1,252,087	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall Hyannis, MA	Ground Leases (10) (2009-2073)	49.1	JV	Acquired 1999	723,621	Macy's, Filene's, Marshall's, Sears, Best Buy, Barnes & Noble
22.	Castleton Square Indianapolis, IN	Fee	100.0	Cons	Built 1972	1,460,926	Galyan's, LS Ayres, Lazarus, JCPenney, Sears, Von Maur
23.	Century III Mall Pittsburgh, PA	Fee	100.0	Cons	Built 1979	1,284,197	JCPenney, Sears, T.J. Maxx, Kaufmann's (4), Wickes Furniture
24.	Charlottesville Fashion Square Charlottesville, VA	Ground Lease (2076)	100.0	Cons	Acquired 1997	571,521	Belk (4), JCPenney, Sears
25.	Chautauqua Mall Jamestown, NY	Fee	100.0	Cons	Built 1971	432,733	Sears, JCPenney, Office Max, The Bon Ton
26.	Cheltenham Square Philadelphia, PA	Fee	100.0	Cons	Built 1981	636,981	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
27.	Chesapeake Square Chesapeake, VA	Fee and Ground Lease (11) (2062)	75.0	Cons	Built 1989	797,319	Dillard's (4), JCPenney, Sears, Hecht's, Target (9)
28.	Cielo Vista Mall El Paso, TX	Fee and Ground Lease (12) (2027)	100.0	Cons	Built 1974	1,191,768	Dillard's (4), JCPenney, Foley's, Sears
29.	Circle Centre Indianapolis, IN	Property Lease (2097)	14.7	JV	Built 1995	795,859	Nordstrom, Parisian
30.	College Mall Bloomington, IN	Fee and Ground Lease (12) (2048)	100.0	Cons	Built 1965	706,800	Sears, Lazarus, L.S. Ayres, Target, (6)
31.	Columbia Center Kennewick, WA	Fee	100.0	Cons	Acquired 1987	745,640	Sears, JCPenney, Gottschalks, Barnes & Noble, The Bon Marche
32.	Coral Square (27) Coral Springs, FL	Fee	50.0	JV	Built 1984	945,474	Dillard's, JCPenney, Sears, Burdines (4)

33.	Cordova Mall Pensecola, FL	Fee	100.0	Cons	Acquired 1998	852,223	Ward, Parisian, Dillard's (4), Best Buy (9), (6)
34.	Cottonwood Mall Albuquerque, NM	Fee	100.0	Cons	Built 1996	1,041,230	Dillard's, Foley's, JCPenney, Mervyn's, Sears (9)
35.	Crossroads Mall Omaha, NE	Fee	100.0	Cons	Acquired 1994	858,650	Dillard's, Sears, Younkers, Barnes & Noble
36.	Crystal Mall Waterford, CT	Fee	74.6	JV	Acquired 1998	785,070	Macy's, Filene's, JCPenney, Sears
37.	Crystal River Mall Crystal River, FL	Fee	100.0	Cons	Built 1990	423,941	JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall Miami, FL	Fee	50.0	JV	Acquired 1997	1,404,815	Saks Fifth Avenue, JCPenney, Burdine's, Burdine's Home Gallery, Limited, Lord & Taylor
39.	DeSoto Square Bradenton, FL	Fee	100.0	Cons	Built 1973	689,159	JCPenney, Sears, Dillard's, Burdines
40.	Eastern Hills Mall Buffalo, NY	Fee	100.0	Cons	Built 1971	994,110	Sears, JCPenney, The Bon Ton, Kaufmann's, Burlington Coat Factory, (6)
41.	Eastland Mall Evansville, IN	Fee	50.0	JV	Acquired 1998	899,718	JC Penney, De Jong's, Famous Barr, Lazarus
42.	Eastland Mall Tulsa, OK	Fee	100.0	Cons	Built 1986	706,996	Dillard's, Foley's, Mervyn's, (6)
43.	Edison Mall Fort Myers, FL	Fee	100.0	Cons	Acquired 1997	1,042,442	Dillard's, JCPenney, Sears, Burdines (4)
44.	Emerald Square North Attleborough, MA	Fee	49.1	JV	Acquired 1999	1,022,630	Filene's, JCPenney, Lord & Taylor, Sears
45.	Empire Mall (8) Sioux Falls, SD	Fee and Ground Lease (10) (2013)	50.0	JV	Acquired 1998	1,057,414	JCPenney, Younkers, Sears, Dayton Hudson, Richman Gordman
46.	Fashion Mall at Keystone at the Crossing, The Indianapolis, IN	Ground Lease (2067)	100.0	Cons	Acquired 1997	655,320	Jacobsons, Parisian
47.	Fashion Valley Mall San Diego, CA	Fee	50.0	JV	Acquired 2001	1,709,985	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinson-May, Saks Fifth Avenue
48.	Florida Mall, The (27) Orlando, FL	Fee	50.0	JV	Built 1986	1,632,180	Dillard's, JCPenney, Lord & Taylor (9), Saks Fifth Avenue, Sears, Burdines, Nordstrom (9)
49.	Forest Mall Fond Du Lac, WI	Fee	100.0	Cons	Built 1973	501,556	JCPenney, Kohl's, Younkers, Sears, Staples

50.	Forest Village Park Mall Forestville, MD	Fee	100.0	Cons	Built 1980	418,500		JCPenney, Kmart
51.	Granite Run Mall Media, PA	Fee	50.0	JV	Acquired 1998	1,047,283		JCPenney, Sears, Boscovs
52.	Great Lakes Mall Cleveland, OH	Fee	100.0	Cons	Built 1961	1,314,861		Dillard's (4), Kaufmann's, JCPenney, Sears
53.	Greendale Mall Worcester, MA	Fee and Ground Lease (10) (2009)	49.1	JV	Acquired 1999	434,699	(13)	Best Buy, Marshall's, T.J. Maxx & More
54.	Greenwood Park Mall Greenwood, IN	Fee	100.0	Cons	Acquired 1979	1,327,753		JCPenney, JCPenney Home Store, Lazarus, L.S. Ayres, Sears, Service Merchandise, Von Maur
55.	Gulf View Square Port Richey, FL	Fee	100.0	Cons	Built 1980	804,216		Sears, Dillard's (7), JCPenney, Burdines
56.	Gwinnett Place Atlanta, GA	Fee	50.0	JV	Acquired 1998	1,276,470		Parisian, Macy's, Rich's JCPenney, Sears
57.	Haywood Mall Greensville, SC	Fee and Ground Lease (10) (2017)	100.0	Cons	Acquired 1998	1,245,133		Rich's, Sears, Dillard's, JCPenney, Belk Simpson
58.	Heritage Park Mall Midwest City, OK	Fee	100.0	Cons	Built 1978	605,236		Dillard's, Sears, (6)
59.	Highland Mall (8) Austin, TX	Fee and Ground Lease (2070)	50.0	JV	Acquired 1998	1,090,685		Dillard's (4), Foley's, JCPenney
60.	Hutchinson Mall Hutchinson, KS	Fee	100.0	Cons	Built 1985	525,618		Dillard's, JCPenney, Sears, Wal-Mart
61.	Independence Center Independence, MO	Fee	100.0	Cons	Acquired 1994	1,022,749		Dillard's, Sears, The Jones Store Co.
62.	Indian River Mall Vero Beach, FL	Fee	50.0	JV	Built 1996	748,157		Sears, JCPenney, Dillard's, Burdines
63.	Ingram Park Mall San Antonio, TX	Fee	100.0	Cons	Built 1979	1,129,992		Dillard's (4), Foley's, JCPenney, Sears, Beall's
64.	Irving Mall Irving, TX	Fee	100.0	Cons	Built 1971	1,124,413		Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble, (6)
65.	Jefferson Valley Mall Yorktown Heights, NY	Fee	100.0	Cons	Built 1983	587,700		Macy's, Sears, H & M
66.	Knoxville Center Knoxville, TN	Fee	100.0	Cons	Built 1984	981,288		Dillard's, JCPenney, Proffitt's, Sears, The Rush
67.	La Plaza McAllen, TX	Fee and Ground Lease (10) (2040)	100.0	Cons	Built 1976	1,214,966		Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand

68.	Lafayette Square Indianapolis, IN	Fee	100.0	Cons	Built 1968	1,215,198	JCPenney, LS Ayres, Sears, Lazarus, Burlington Coat Factory
69.	Laguna Hills Mall Laguna Hills, CA	Fee	100.0	Cons	Acquired 1997	867,114	Macy's, JCPenney, Sears
70.	Lake Square Mall Leesburg, FL	Fee	50.0	JV	Acquired 1998	560,975	JCPenney, Sears, Belk, Target
71.	Lakeline Mall N. Austin, TX	Fee	100.0	Cons	Built 1995	1,099,202	Dillard's, Foley's, Sears, JCPenney, Mervyn's
72.	Lenox Square Atlanta, GA	Fee	100.0	Cons	Acquired 1998	1,479,576	Neiman Marcus, Macy's, Rich's
73.	Liberty Tree Mall Newton, MA	Fee	49.1	JV	Acquired 1999	857,117	Marshall's, Sports Authority, Target, Best Buy, Staples, Bed, Bath & Beyond, (6)
74.	Lima Mall Lima, OH	Fee	100.0	Cons	Built 1965	746,613	Elder-Beerman, Sears, Lazarus, JCPenney
75.	Lincolnwood Town Center Lincolnwood, IL	Fee	100.0	Cons	Built 1990	422,106	JCPenney, Carson Pirie Scott, (6)
76.	Lindale Mall (8) Cedar Rapids, IA	Fee	50.0	JV	Acquired 1998	691,623	Von Maur, Sears, Younkers
77.	Livingston Mall Livingston, NJ	Fee	100.0	Cons	Acquired 1998	985,537	Macy's, Sears, Lord & Taylor
78.	Longview Mall Longview, TX	Fee	100.0	Cons	Built 1978	613,846	Dillard's (4), JCPenney, Sears, Service Merchandise, Beall's
79.	Machesney Park Mall (28) Rockford, IL	Fee	100.0	Cons	Built 1979	554,916	Seventh Avenue Direct, Bergners
80.	Mall at Rockingham Park Salem, NH	Fee	24.6	JV	Acquired 1999	1,020,581	Macy's, Filene's, JCPenney, Sears
81.	Mall of America Minneapolis, MN	Fee (14)	27.5	JV	Acquired 1999	2,778,608	Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy
82.	Mall of Georgia Gwinnett County, GA	Fee	50.0	JV	Built 1999	1,785,432	Lord & Taylor, Rich's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
83.	Mall of New Hampshire Manchester, NH	Fee	49.1	JV	Acquired 1999	806,469	Filene's, JCPenney, Sears, Best Buy
84.	Markland Mall Kokomo, IN	Ground Lease (2041)	100.0	Cons	Built 1968	393,102	Lazarus, Sears, Target
85.	McCain Mall N. Little Rock, AR	Ground Lease (15) (2032)	100.0	Cons	Built 1973	777,092	Sears, Dillard's, JCPenney, M.M. Cohn

86.	Melbourne Square Melbourne, FL	Fee	100.0	Cons	Built 1982	729,331		Belk, Dillard's (4), JCPenney, Burdines
87.	Memorial Mall Sheboygan, WI	Fee	100.0	Cons	Built 1969	348,601		Kohl's, Sears, Hobby Lobby (9)
88.	Menlo Park Mall Edison, NJ	Fee	100.0	Cons	Acquired 1997	1,297,201	(16)	Macy's (4), Nordstrom
89.	Mesa Mall (8) Grand Junction, CO	Fee	50.0	JV	Acquired 1998	856,175		Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Metrocenter Phoenix, AZ	Fee	50.0	JV	Acquired 1998	1,366,738		Macy's, Dillard's, Robinsons-May, JCPenney, Sears, Vans Skate Park
91.	Miami International Mall (27) Miami, FL	Fee	60.0	Cons	Built 1982	972,947		Sears, Dillard's, JCPenney, Burdines (4)
92.	Midland Park Mall Midland, TX	Fee	100.0	Cons	Built 1980	619,202		Dillard's (4), JCPenney, Sears, Beall's
93.	Miller Hill Mall Duluth, MN	Ground Lease (2008)	100.0	Cons	Built 1973	807,810		JCPenney, Sears, Younkers, Barnes & Noble
94.	Mounds Mall Anderson, IN	Ground Lease (2033)	100.0	Cons	Built 1965	404,483		Elder-Beerman, JCPenney, Sears
95.	Muncie Mall Muncie, IN	Fee	100.0	Cons	Built 1970	657,451		JCPenney, L.S. Ayres, Sears, Elder Beerman
96.	Nanuet Mall Nanuet, NY	Fee	100.0	Cons	Acquired 1998	915,139		Macy's, Boscov, Sears
97.	North East Mall Hurst, TX	Fee	100.0	Cons	Built 1971	1,705,334		Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's, (6)
98.	North Towne Square Toledo, OH	Fee	100.0	Cons	Built 1980	748,122		(6)
99.	Northfield Square Bradley, IL	Fee (11)	31.6	JV	Built 1990	558,365		Sears, JCPenney, Carson Pirie Scott (4)
100.	Northgate Mall Seattle, WA	Fee	100.0	Cons	Acquired 1987	1,012,870		Nordstrom, JCPenney, Gottschalk, The Bon Marche
101.	Northlake Mall Atlanta, GA	Fee	100.0	Cons	Acquired 1998	961,977		Parisian, Macy's, Sears, JCPenney
102.	Northpark Mall Davenport, IA	Fee	50.0	JV	Acquired 1998	1,056,596		Von Maur, Younkers, Dillard's (9), JCPenney, Sears, Barnes & Noble
103.	Northshore Mall Peabody, MA	Fee	49.1	JV	Acquired 1999	1,684,590		Macy's, Filene's, JCPenney, Lord & Taylor, Sears
104.	Northwoods Mall Peoria, IL	Fee	100.0	Cons	Acquired 1983	695,395		Famous Barr, JCPenney, Sears

105.	Oak Court Mall Memphis, TN	Fee	100.0	Cons	Acquired 1997	853,333	(17)	Dillard's (4), Goldsmith's
106.	Orange Park Mall Jacksonville, FL	Fee	100.0	Cons	Acquired 1994	928,831		Dillard's, JCPenney, Sears, Belk
107.	Orland Square Orland Park, IL	Fee	100.0	Cons	Acquired 1997	1,217,507		JCPenney, Marshall Field, Sears, Carson Pirie Scott
108.	Paddock Mall Ocala, FL	Fee	100.0	Cons	Built 1980	559,902		JCPenney, Sears, Belk, Burdines
109.	Palm Beach Mall West Palm Beach, FL	Fee	100.0	Cons	Built 1967	1,212,678		Dillard's, JCPenney, Sears, Burdines, Borders Books & Music, MARS, (6)
110.	Phipps Plaza Atlanta, GA	Fee	100.0	Cons	Acquired 1998	821,501		Lord & Taylor, Parisian, Saks Fifth Avenue
111.	Port Charlotte Town Center Port Charlotte, FL	Ground Lease (11) (2064)	80.0	Cons	Built 1989	780,562		Dillard's, JCPenney, Beall's (9), Sears, Burdines
112.	Prien Lake Mall Lake Charles, LA	Fee and Ground Lease (10) (2025)	100.0	Cons	Built 1972	812,022		Dillards, JCPenney, Foley's (9), Sears, The White House
113.	Raleigh Springs Mall Memphis, TN	Fee and Ground Lease (10) (2018)	100.0	Cons	Built 1979	917,789		Dillard's, Sears, JCPenney, Goldsmith's
114.	Randall Park Mall (28) (29) Cleveland, OH	Fee	100.0	Cons	Built 1976	1,563,546		Dillard's, Kaufmann's, Sears, Burlington Coat Factory, Ohio Furniture Mart.com, (6)
115.	Richardson Square Dallas, TX	Fee	100.0	Cons	Built 1977	745,515		Dillard's, Sears, Stein Mart, Target, Ross Dress for Less, Barnes & Noble, Super Target (9)
116.	Richmond Square Richmond, IN	Fee	100.0	Cons	Built 1966	391,217		Dillard's, JCPenney, Sears, Office Max
117.	Richmond Town Square Cleveland, OH	Fee	100.0	Cons	Built 1966	1,021,546		Sears, JCPenney, Kaufmann's, Barnes & Noble, Old Navy
118.	River Oaks Center Calumet City, IL	Fee	100.0	Cons	Acquired 1997	1,362,404	(18)	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
119.	Rockaway Townsquare Rockaway, NJ	Fee	100.0	Cons	Acquired 1998	1,242,037		Macy's, Lord & Taylor, JCPenney, Sears
120.	Rolling Oaks Mall North San Antonio, TX	Fee	100.0	Cons	Built 1988	737,781		Sears, Dillard's, Foley's,
121.	Roosevelt Field Mall Garden City, NY	Ground Lease (10) (2090)	100.0	Cons	Acquired 1998	2,178,006		Macy's, Bloomingdale's, JCPenney, Nordstrom, (6)
122.	Ross Park Mall Pittsburgh, PA	Fee	100.0	Cons	Built 1986	1,276,177		Lazarus, JCPenney, Sears, Kaufmann's, Media Play, Designer Shoe Warehouse

123.	Rushmore Mall (8) Rapid City, SD	Fee	50.0	JV	Acquired 1998	835,224	JCPenney, Sears, Herberger's, Hobby Lobby, Target
124.	St. Charles Towne Center Waldorf, MD	Fee	100.0	Cons	Built 1990	1,044,196	Sears, JCPenney, Kohl's, Hecht's (7)
125.	Santa Rosa Plaza Santa Rosa, CA	Fee	100.0	Cons	Acquired 1998	696,411	Macy's, Mervyn's, Sears
126.	Seminole Towne Center Sanford, FL	Fee	45.0	JV	Built 1995	1,153,559	Dillard's, JCPenney, Parisian, Sears, Burdines
127.	Shops at Mission Viejo Mall, The Mission Viejo, CA	Fee	100.0	Cons	Built 1979	1,145,489	Macy's, Saks Fifth Avenue, Robinsons - May, Nordstrom
128.	Smith Haven Mall Lake Grove, NY	Fee	25.0	JV	Acquired 1995	1,363,904	Macy's, Sears, JCPenney, H & M, (6)
129.	Solomon Pond Mall Marlborough, MA	Fee	49.1	JV	Acquired 1999	880,786	Filene's, Sears, JCPenney, Linens-N-Things
130.	Source, The Long Island, NY	Fee	25.0	JV	Built 1997	728,763	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore
131.	South Hills Village Pittsburgh, PA	Fee	100.0	Cons	Acquired 1997	1,113,247	Sears, Kaufmann's, Lazarus
132.	South Park Mall Shreveport, LA	Fee	100.0	Cons	Built 1975	857,775	Burlington Coat Factory, Stage, Wholesale America, (6)
133.	South Shore Plaza Braintree, MA	Fee	100.0	Cons	Acquired 1998	1,443,696	Macy's, Filene's, Lord & Taylor, Sears
134.	Southern Hills Mall (8) Sioux City, IA	Fee	50.0	JV	Acquired 1998	750,418	Younkers, Sears, Target
135.	Southern Park Mall Youngstown, OH	Fee	100.0	Cons	Built 1970	1,198,862	Dillard's, JCPenney, Sears, Kaufmann's
136.	Southgate Mall Yuma, AZ	Fee	100.0	Cons	Acquired 1988	321,564	Sears, Dillard's, JCPenney, Hastings
137.	SouthPark Mall Moline, IL	Fee	50.0	JV	Acquired 1998	1,032,672	JCPenney, Dillard's (9), Younkers, Sears, Von Maur
138.	SouthRidge Mall (8) Des Moines, IA	Fee	50.0	JV	Acquired 1998	1,008,088	Sears, Younkers, JCPenney, Target, (6)
139.	Square One Mall Saugus, MA	Fee	49.1	JV	Acquired 1999	850,487	Filene's, Sears, Service Merchandise, TJMaxx & More
140.	Summit Mall Akron, OH	Fee	100.0	Cons	Built 1965	762,876	Dillard's (4), Kaufmann's

141.	Sunland Park Mall El Paso, TX	Fee	100.0	Cons	Built 1988	919,543	JCPenney, Mervyn's, Sears, Dillard's (4)
142.	Tacoma Mall Tacoma, WA	Fee	100.0	Cons	Acquired 1987	1,263,690	Nordstrom, Sears, JCPenney, The Bon Marche, Mervyn's
143.	Tippecanoe Mall Lafayette, IN	Fee	100.0	Cons	Built 1973	861,364	Lazarus, Sears, L.S. Ayres, JCPenney, Kohl's
144.	Town Center at Boca Raton Boca Raton, FL	Fee	100.0	Cons	Acquired 1998	1,554,606	Lord & Taylor, Saks Fifth Avenue, Bloomingdale's, Sears, Burdines, Nordstrom
145.	Town Center at Cobb Atlanta, GA	Fee	50.0	JV	Acquired 1998	1,272,847	Macy's, Parisian, Sears, JCPenney, Rich's
146.	Towne East Square Wichita, KS	Fee	100.0	Cons	Built 1975	1,092,070	Dillard's, JCPenney, Sears, Von Maur (9), Steinmart
147.	Towne West Square Wichita, KS	Fee	100.0	Cons	Built 1980	966,057	Dillard's (4), Sears, JCPenney, (6)
148.	Treasure Coast Square Jenson Beach, FL	Fee	100.0	Cons	Built 1987	872,277	Dillard's (4), Sears, Borders JCPenney, Burdines
149.	Tyrone Square St. Petersburg, FL	Fee	100.0	Cons	Built 1972	1,128,815	Dillard's, JCPenney, Sears, Borders, Burdines
150.	University Mall Little Rock, AR	Ground Lease (2026)	100.0	Cons	Built 1967	565,306	JCPenney, M.M. Cohn, Sears (9)
151.	University Mall Pensacola, FL	Fee	100.0	Cons	Acquired 1994	707,203	JCPenney, Sears, McRae's
152.	University Park Mall South Bend, IN	Fee	60.0	Cons	Built 1979	941,112	LS Ayres, JCPenney, Sears, Marshall Fields
153.	Upper Valley Mall Springfield, OH	Fee	100.0	Cons	Built 1971	750,486	Lazarus, JCPenney, Sears, Elder-Beerman
154.	Valle Vista Mall Harlingen, TX	Fee	100.0	Cons	Built 1983	656,654	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's
155.	Valley Mall Harrisonburg, VA	Fee	50.0	JV	Acquired 1998	511,889	JCPenney, Belk, Wal-Mart, Peebles
156.	Virginia Center Commons Richmond, VA	Fee	100.0	Cons	Built 1991	786,639	Dillard's (4), Hecht's, JCPenney, Sears
157.	Walt Whitman Mall Huntington Station, NY	Ground Rent (2012)	98.4	Cons	Acquired 1998	1,027,872	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
158.	Washington Square Indianapolis, IN	Fee	100.0	Cons	Built 1974	1,121,521	L.S. Ayres, Lazarus, Target, Sears, (6)
159.	West Ridge Mall Topeka, KS (19)	Fee	100.0	Cons	Built 1988	1,040,623	Dillard's, JCPenney, The Jones Store, Sears, (6)
160.	West Town Mall (27) Knoxville, TN	Ground Lease (2042)	50.0	JV	Acquired 1991	1,334,029	Parisian, Dillard's, JCPenney, Proffitt's, Sears

161.	Westchester, The White Plains, NY	Fee	40.0	JV	Acquired 1997	826,540	Neiman Marcus, Nordstrom
162.	Westminster Mall Westminster, CA	Fee	100.0	Cons	Acquired 1998	1,042,803	Sears, JCPenney, Robinsons-May, Macy's (9)
163.	White Oaks Mall Springfield, IL	Fee	77.0	Cons	Built 1977	951,381	Famous Barr, Sears, Bergner's, (6)
164.	Windsor Park Mall (28) (29) San Antonio, TX	Fee	100.0	Cons	Built 1976	1,075,968	Ward, JCPenney, Mervyn's, (6)
165.	Woodville Mall (28) Toledo, OH	Fee	100.0	Cons	Built 1969	772,744	Sears, Elder-Beerman, Andersons, (6)

	VALUE-ORIENTED REGIONAL MALLS
1.	Arizona Mills (8) Tempe, AZ	Fee	26.3	JV	Built 1997	1,227,442
							Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Oshman's Super Sport, Rainforest Café, GameWorks, Hi-Health, Linens-N-Things, Ross Dress for Less, Group USA, Marshalls, Last Call, Off Rodeo, Virgin Megastore
2.	Arundel Mills (8) Anne Arundel, MD	Fee	37.5	JV	Built 2000	1,189,072	Sun & Ski Sports, Bass Pro Outdoor World, Muvico, For Your Entertainment, Jillian's, Bed, Bath & Beyond
3.	Concord Mills (8) Concord, NC	Fee	37.5	JV	Built 1999	1,247,394	Saks Fifth Avenue, Alabama Grill, Bass Pro, Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, Group USA, Jillian's, T.J. Maxx, F.Y.E., Jeepers
4.	Grapevine Mills (8) Grapevine (Dallas/Ft. Worth), TX	Fee	37.5	JV	Built 1997	1,368,676	Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Books-A-Million, Burlington Coat Factory, Rainforest Café, Group USA, Bed, Bath & Beyond, Polar Ice, GameWorks
5.	Ontario Mills (8) Ontario, CA	Fee	25.0	JV	Built 1996	1,571,661
							Off 5th-Saks Fifth Avenue Outlet, JCPenney Outlet, Burlington Coat Factory, Marshall's, Sports Authority, Dave & Busters, Group USA, T.J. Maxx, Foozles, Totally for Kids, Bed, Bath & Beyond, Off Rodeo, Mikasa, Virgin Megastore, GameWorks

	SPECIALTY RETAIL CENTERS
1.	Atrium Mall Chestnut Hill, MA	Fee	49.1	JV	Acquired 1999	208,841		Border Books & Music, Cheesecake Factory, Tiffany
2.	Orlando Premium Outlets (8) Orlando, FL	Fee	50.0	JV	Built 2000	427,765		-
3.	The Forum Shops at Caesars Las Vegas, NV	Ground Lease (2050)	(20)	Cons	Built 1992	482,416		-
4.	The Shops at Sunset Place Miami, FL	Fee	37.5	JV	Built 1999	503,802		Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
5.	Trolley Square Salt Lake City, UT	Fee	90.0	Cons	Acquired 1986	220,297		-

	OFFICE AND MIXED-USE PROPERTIES
1.	Fashion Centre at Pentagon City, The Arlington, VA	Fee	42.5	JV	Built 1989	991,433 (21)		Macy's, Nordstrom
2.	New Orleans Centre/ CNG Tower New Orleans, LA	Fee and Ground Lease (2084)	100.0	Cons	Built 1988	1,030,094	(22)	Macy's, Lord & Taylor
3.	O'Hare International Center Rosemont, IL	Fee	100.0	Cons	Built 1988	512,318	(23)	-
4.	Riverway Rosemont, IL	Fee	100.0	Cons	Acquired 1991	817,359	(24)	-

	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The Austin, TX	Fee	100.0	Cons	Acquired 1998	211,962		Barnes & Noble
2.	Bloomingdale Court Bloomingdale, IL	Fee	100.0	Cons	Built 1987	598,713		Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Dress Barn, Linen "N Things, Wal-Mart, (6)
3.	Boardman Plaza Youngstown, OH	Fee	100.0	Cons	Built 1951	641,025		Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx, Steinmart, Sav-A-Lot, (6)
4.	Bridgeview Court Bridgeview, IL	Fee	100.0	Cons	Built 1988	273,678		(6)
5.	Brightwood Plaza Indianapolis, IN	Fee	100.0	Cons	Built 1965	38,493		Preston Safeway

6.	Celina Plaza El Paso, TX	Fee and Ground Lease (25) (2027)	100.0	Cons	Built 1978	32,622
7.	Charles Towne Square Charleston, SC	Fee	100.0	Cons	Built 1976	199,693	Regal Cinema
8.	Chesapeake Center Chesapeake, VA	Fee	100.0	Cons	Built 1989	299,604	Phar Mor, K-Mart
9.	Cobblestone Court Victor, NY	Fee and Ground Lease (12) (2038)	35.0	JV	Built 1993	265,493	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza Countryside, IL	Fee and Ground Lease (12) (2058)	100.0	Cons	Built 1977	435,608	Best Buy, Old Country Buffet, Kmart, Burlington Coat, (6)
11.	Crystal Court Crystal Lake, IL	Fee	35.0	JV	Built 1989	278,971	Cub Foods, Wal-Mart
12.	Eastgate Consumer Mall (28) Indianapolis, IN	Fee	100.0	Cons	Acquired 1981	463,650	Burlington Coat Factory
13.	Eastland Convenience Center Evansville, IN	Ground Lease (2075)	50.0	JV	Acquired 1998	173,069	Marshalls, Kids "R" Us, Toys "R" Us, Bed Bath & Beyond
14.	Eastland Plaza Tulsa, OK	Fee	100.0	Cons	Built 1986	188,229	Marshalls, Target, Toys "R" Us
15.	Empire East (8) Sioux Falls, SD	Fee	50.0	JV	Acquired 1998	271,351	Kohl's, Target, (6)
16.	Fairfax Court Fairfax, VA	Fee	26.3	JV	Built 1992	258,738	Burlington Coat Factory, Circuit City Superstore, Today's Man
17.	Forest Plaza Rockford, IL	Fee	100.0	Cons	Built 1985	431,001	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
18.	Fox River Plaza (28) Elgin, IL	Fee	100.0	Cons	Built 1985	322,997	Big Lots, (6), (26)
19.	Gaitway Plaza Ocala, FL	Fee	23.3	JV	Built 1989	229,972	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
20.	Glen Burnie Mall (28) Glen Burnie, MD	Fee	100.0	Cons	Built 1963	455,291	Toys "R" Us, Best Buy, Dick's Clothing & Sporting Goods
21.	Great Lakes Plaza Cleveland, OH	Fee	100.0	Cons	Built 1976	164,104	Circuit City, Best Buy, Michael's, Cost Plus World Market

22.	Great Northeast Plaza Philadelphia, PA	Fee	50.0	JV	Acquired 1989	298,242	Sears, Phar Mor
23.	Greenwood Plus Greenwood, IN	Fee	100.0	Cons	Built 1979	173,481	Best Buy, Kohl's
24.	Griffith Park Plaza Griffith, IN	Ground Lease (2060)	100.0	Cons	Built 1979	274,230	(6)
25.	Grove at Lakeland Square, The Lakeland, FL	Fee	100.0	Cons	Built 1988	215,591	Sports Authority
26.	Highland Lakes Center Orlando, FL	Fee	100.0	Cons	Built 1991	478,014	Marshalls, Bed, Bath & Beyond, Foods Festival, Ross Dress for Less, Office Max, (6)
27.	Indian River Commons Vero Beach, FL	Fee	50.0	JV	Built 1997	264,681	Lowe's, Ross Dress for Less, Bed, Bath & Beyond, (6)
28.	Ingram Plaza San Antonio, TX	Fee	100.0	Cons	Built 1980	111,518	-
29.	Keystone Shoppes Indianapolis, IN	Ground Lease (2067)	100.0	Cons	Acquired 1997	29,140	-
30.	Knoxville Commons Knoxville, TN	Fee	100.0	Cons	Built 1987	180,463	Office Max, Circuit City
31.	Lake Plaza Waukegan, IL	Fee	100.0	Cons	Built 1986	215,498	Pic 'N Save, Home Owners Buyer's Outlet, (6)
32.	Lake View Plaza Orland Park, IL	Fee	100.0	Cons	Built 1986	381,907	Best Buy (4), Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things (4), Pet Care Plus, (6)
33.	Lakeline Plaza Austin, TX	Fee	100.0	Cons	Built 1998	344,693	Old Navy, Best Buy, Cost Plus World Market, Linens-N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics
34.	Lima Center Lima, OH	Fee	100.0	Cons	Built 1978	201,154	Kohl's, Hobby Lobby
35.	Lincoln Crossing O'Fallon, IL	Fee	100.0	Cons	Built 1990	161,337	Wal-Mart, PetsMart
36.	Mainland Crossing Galveston, TX	Fee(11)	80.0	Cons	Built 1991	390,987	Hobby Lobby, Sam's Club, Wal-Mart
37.	Mall of Georgia Crossing Gwinnett County, GA	Fee	50.0	JV	Built 1999	440,612	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More

38.	Markland Plaza Kokomo, IN	Fee	100.0	Cons	Built 1974	66,166	Best Buy, (6)
39.	Martinsville Plaza Martinsville, VA	Space Lease (2036)	100.0	Cons	Built 1967	102,105	Rose's
40.	Matteson Plaza Matteson, IL	Fee	100.0	Cons	Built 1988	275,455	Dominick's, Michael's Arts & Crafts, Value City
41.	Memorial Plaza Sheboygan, WI	Fee	100.0	Cons	Built 1966	131,499	Office Max, Big Lots
42.	Mounds Mall Cinema Anderson, IN	Fee	100.0	Cons	Built 1974	7,500	-
43.	Muncie Plaza Muncie, IN	Fee	100.0	Cons	Built 1998	172,651	Kohl's, Office Max, Shoe Carnival, T.J. Maxx, Target
44.	New Castle Plaza New Castle, IN	Fee	100.0	Cons	Built 1966	91,648	Goody's
45.	North Ridge Plaza Joliet, IL	Fee	100.0	Cons	Built 1985	305,070	Best Buy, Minnesota Fabrics, Hobby Lobby, Office Max, Cub Foods
46.	North Riverside Park Plaza North Riverside, IL	Fee	100.0	Cons	Built 1977	119,608	Dominick's
47.	Northland Plaza Columbus, OH	Fee and Ground Lease (10) (2085)	100.0	Cons	Built 1988	209,534	Marshalls, Hobby Lobby, (6)
48.	Northwood Plaza Fort Wayne, IN	Fee	100.0	Cons	Built 1974	204,372	Target, Cinema Grill, (6)
49.	Park Plaza Hopkinsville, KY	Fee and Ground Lease (10) (2039)	100.0	Cons	Built 1968	115,024	Wal-Mart, (6)
50.	Plaza at Buckland Hills, The Manchester, CT	Fee	35.0	JV	Built 1993	334,487	Toys "R" Us, Jo-Ann Etc., Kids "R" Us, Comp USA, Linens-N-Things, Party City, The Floor Store
51.	Regency Plaza St. Charles, MO	Fee	100.0	Cons	Built 1988	287,526	Wal-Mart, Sam's Wholesale, Pets Mart
52.	Ridgewood Court Jackson, MS	Fee	35.0	JV	Built 1993	240,662	T.J. Maxx, Bed, Bath & Beyond, Best Buy, Marshall's, Lifeway Christian Stores
53.	Rockaway Convenience Center Rockaway, NJ	Fee	100.0	Cons	Acquired 1998	135,426	Kids "R" Us, AMCE Grocery
54.	Royal Eagle Plaza Coral Springs, FL	Fee	35.0	JV	Built 1989	198,986	Kmart, Stein Mart

55.	Shops at Northeast Mall, The Hurst, TX	Fee	100.0	Cons	Built 1999	364,534	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ultra Cosmetics, Best Buy, Zany Brainy
56.	St. Charles Towne Plaza Waldorf, MD	Fee	100.0	Cons	Built 1987	404,952	Value City Furniture, T.J. Maxx, Ames, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, (6)
57.	Teal Plaza Lafayette, IN	Fee	100.0	Cons	Built 1962	101,087	Circuit City, Hobby-Lobby, The Pep Boys
58.	Terrace at The Florida Mall Orlando, FL	Fee	100.0	Cons	Built 1989	329,362	Marshalls, Target
59.	Tippecanoe Plaza Lafayette, IN	Fee	100.0	Cons	Built 1974	94,598	Best Buy, Barnes & Noble
60.	University Center South Bend, IN	Fee	60.0	Cons	Built 1980	150,548	Best Buy, Michaels
61.	Village Park Plaza Westfield, IN	Fee	35.0	JV	Built 1990	528,154	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh, (6)
62.	Wabash Village West Lafayette, IN	Ground Lease (2063)	100.0	Cons	Built 1970	124,536	Kmart
63.	Washington Plaza Indianapolis, IN	Fee	100.0	Cons	Built 1976	50,107	Kids "R" Us
64.	Waterford Lakes Town Center Orlando, FL	Fee	100.0	Cons	Built 1999	818,136	Super Target, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max
65.	West Ridge Plaza Topeka, KS	Fee	100.0	Cons	Built 1988	237,858	Target, T.J. Maxx, Toys "R" Us, (6)
66.	West Town Corners Altamonte Springs, FL	Fee	23.3	JV	Built 1989	385,026	Wal-Mart, Sports Authority, PetsMart, Winn Dixie
67.	Westland Park Plaza Orange Park, FL	Fee	23.3	JV	Built 1989	163,154	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
68.	White Oaks Plaza Springfield, IL	Fee	100.0	Cons	Built 1986	400,303	Kohl's, Kids "R" Us, Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
69.	Wichita Mall Wichita, KS	Ground Lease (2022)	100.0	Cons	Built 1969	370,181	(6)
70.	Willow Knolls Court Peoria, IL	Fee	35.0	JV	Built 1990	382,377	Kohl's, Phar-Mor, Sam's Wholesale Club

71.	Wood Plaza (28) Fort Dodge, IA	Ground Lease (2045)	100.0	Cons	Built 1968	96,195
72.	Yards Plaza, The Chicago, IL	Fee	35.0	JV	Built 1990	272,452	Burlington Coat Factory, Value City, Ralphs Food for Less

	PROPERTIES UNDER CONSTRUCTION
	None.
	(Footnotes on following page)

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
(3)
Properties that are noted as "Cons" are consolidated in accordance with our accounting policy and these properties are reported in our consolidated balance sheets and results of operations. Properties that are noted as "JV" are joint venture properties accounted for under the equity method of accounting in accordance with our accounting policy. These joint venture properties' results are reported in Note 7 in the Notes to Financial Statements included in Part IV of this Form 10-K.
(4)
This retailer operates two stores at this Property.
(5)
Primarily retail space with approximately 105,800 square feet of office space.
(6)
Includes anchor space currently vacant.
(7)
This retailer will operate two stores at this Property. One of these stores is currently under construction or in predevelopment.
(8)
This Property is managed by a third party.
(9)
Indicates anchor is currently under construction or in predevelopment.
(10)
Indicates ground lease covers less than 15% of the acreage of this Property.
(11)
The SPG Operating Partnership receives substantially all of the economic benefit of these Properties.
(12)
Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.
(13)
Primarily retail space with approximately 119,900 square feet of office space.
(14)
The SPG Operating Partnership is entitled to 50% of the economic benefits of this Property.
(15)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.
(16)
Primarily retail space with approximately 46,000 square feet of office space.
(17)
Primarily retail space with approximately 130,000 square feet of office space.
(18)
Primarily retail space with approximately 101,000 square feet of office space.
(19)
Includes outlots in which the SPG Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.
(20)
The SPG Operating Partnership owns 60% of the original phase of this Property and 55% of phase II.
(21)
Primarily retail space with approximately 169,100 square feet of office space.
(22)
Primarily retail space with approximately 488,000 square feet of office space.
(23)
Primarily office space with approximately 12,800 square feet of retail space.
(24)
Primarily office space with approximately 24,300 square feet of retail space.
(25)
Indicates ground lease covers outparcel only.
(26)
Indicates anchor has closed, but the SPG Operating Partnership still collects rents and/or fees under an agreement.
(27)
We expect to acquire the remaining ownership interests in these properties in connection with the expected closing of the Rodamco North America, N.V. acquisition in 2002.
(28)
These properties are classified as assets held for sale. See Note 4 in the Notes to Financial Statements included in Part IV of this Form 10-K.
(29)
We are currently in negotiations with the properties' lenders to dispose of these properties in 2002.

Land Held for Development

              We have direct or indirect ownership interests in eleven parcels of land held for future development, containing an aggregate of approximately 772 acres located in eight states. In addition, we have an indirect interest in one parcel of land totaling 109 acres through M.S. Management Associates, Inc., which was previously held for development, but is now being marketed for sale.

Joint Ventures

              At certain of the Properties held as joint-ventures, we and its partners each have rights of first refusal, subject to certain conditions, to acquire additional ownership in the Property should the other partner decide to sell its ownership interest. In addition, certain of the Properties held as joint ventures contain "buy-sell" provisions, which give the partners the right to trigger a purchase or sale of ownership interest amongst the partners.

Mortgage Financing on Properties

              The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse. In addition certain limited partner Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $559.3 million.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
(Dollars in thousands)

Property Name		Interest Rate		Face Amount at 12/31/2001	Annual Debt Service		Maturity Date
Combined Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall – 1	(1)	6.57%		19,000	1,248	(2)	3/15/2003	(4)
Anderson Mall – 2	(1)	7.01%		8,500	596	(2)	3/15/2003	(4)
Arboretum		3.37%	(3)	34,000	1,147	(2)	11/30/2003	(4)
Arsenal Mall – 1		6.75%		33,849	2,724		9/28/2008
Arsenal Mall – 2		8.20%		2,051	286		5/15/2016
Battlefield Mall – 1		7.50%		45,040	4,765		1/1/2004
Battlefield Mall – 2		6.81%		43,513	3,524		1/1/2004
Biltmore Square		7.95%		26,000	2,067	(2)	12/11/2010
Bloomingdale Court	(5)	7.78%		29,333	2,578		10/1/2009
Bowie Mall – 1		3.37%	(3)	1,294	44	(2)	12/14/2002
Bowie Mall – 2		3.37%	(3)	46,317	1,563	(2)	12/14/2005	(4)
Brunswick Square		3.37%	(3)	45,000	1,518	(2)	6/12/2005	(4)
Century III Mall		6.78%		66,000	4,475	(2)	7/1/2003
Chesapeake Center		8.44%		6,563	554	(2)	5/15/2015
Chesapeake Square		4.62%	(16)	47,000	2,173	(2)	7/1/2006	(4)
Cielo Vista Mall – 1	(6)	9.38%		52,930	5,828		5/1/2007
Cielo Vista Mall – 2		8.13%		1,250	376		11/1/2005
Cielo Vista Mall – 3	(6)	6.76%		37,665	3,039		5/1/2007
CMBS Loan – Fixed Component	(7)	7.31%		175,000	12,790	(2)	12/15/2004
CMBS Loan – Variable Component	(7)	6.20%	(8)	50,000	3,100	(2)	12/15/2004
College Mall – 1	(9)	7.00%		39,465	3,908		1/1/2009
College Mall – 2	(9)	6.76%		11,602	935		1/1/2009
Crystal River		7.63%		16,158	1,385		11/11/2010
Eastland Mall (OK)	(12)	6.81%		14,759	1,375		3/15/2003	(4)
Eastland Mall – 2		6.57%		5,911	541		3/15/2003	(4)
Forest Mall – 1	(12)	6.57%		12,589	1,152		3/15/2003	(4)
Forest Mall – 2	(12)	6.81%		2,706	252		3/15/2003	(4)
Forest Mall – 3		6.57%		2,191	200		3/15/2003	(4)
Forest Plaza	(5)	7.78%		16,088	1,414		10/1/2009
Forest Village Park Mall – 1	(1)	6.57%		20,600	1,353	(2)	3/15/2003	(4)
Forest Village Park Mall – 2	(1)	7.01%		1,250	88	(2)	3/15/2003	(4)
Forum Phase I – Class A-1		7.13%		46,996	3,348	(2)	5/15/2004
Forum Phase I – Class A-2		6.19%	(13)	44,386	2,747	(2)	5/15/2004
Forum Phase II – Class A-1		7.13%		43,004	3,064	(2)	5/15/2004
Forum Phase II – Class A-2		6.19%	(13)	40,614	2,514	(2)	5/15/2004
Greenwood Park Mall – 1	(9)	7.00%		33,053	3,273		1/1/2009
Greenwood Park Mall – 2	(9)	6.76%		59,946	4,831		1/1/2009
Grove at Lakeland Square, The		8.44%		3,750	317	(2)	5/15/2015
Gulf View Square		8.25%		35,777	3,652		10/1/2006
Highland Lakes Center		3.37%	(3)	12,877	434	(2)	3/1/2002
Hutchinson Mall – 1	(12)	8.44%		11,062	1,108		11/1/2002
Hutchinson Mall – 2	(12)	6.81%		4,428	413		9/15/2002
Ingram Park Mall	(41)	6.99%		84,065	6,724		8/11/2011
Jefferson Valley Mall		3.12%	(14)	60,000	1,874	(2)	1/11/2004	(4)
Keystone at the Crossing		7.85%		62,163	5,642		7/1/2027
Knoxville Center	(41)	6.99%		63,659	5,092		8/11/2011
Lake View Plaza	(5)	7.78%		21,386	1,880		10/1/2009

Lakeline Mall		7.65%		70,503	6,300		5/1/2007
Lakeline Plaza	(5)	7.78%		23,447	2,061		10/1/2009
Lincoln Crossing	(5)	7.78%		3,239	285		10/1/2009
Longview Mall – 1	(1)	6.57%		22,100	1,452	(2)	3/15/2003	(4)
Longview Mall – 2	(1)	7.01%		5,500	386	(2)	3/15/2003	(4)
Mainland Crossing		3.37%	(3)	1,603	54	(2)	3/31/2002
Markland Mall	(12)	6.57%		9,835	900		3/15/2003	(4)
Matteson Plaza	(5)	7.78%		9,418	828		10/1/2009
McCain Mall – 1	(6)	9.38%		24,715	2,721		5/1/2007
McCain Mall – 2	(6)	6.76%		17,385	1,402		5/1/2007
Melbourne Square		7.42%		37,816	3,374		2/1/2005
Miami International Mall		6.91%		44,669	3,758		12/21/2003
Midland Park Mall – 1	(12)	6.57%		22,129	2,024		3/15/2003	(4)
Midland Park Mall – 2	(12)	6.81%		5,412	504		3/15/2003	(4)
Midland Park Mall – 3		6.57%		11,267	1,031		3/15/2003	(4)
Muncie Plaza	(5)	7.78%		8,142	716		10/1/2009
Net Lease (Chattanooga)		6.80%		133	274		5/31/2002
North East Mall		3.25%	(15)	149,007	4,841	(2)	5/21/2004	(4)
North Riverside Park Plaza – 1		9.38%		3,711	452		9/1/2002
North Riverside Park Plaza – 2		10.00%		3,330	420		9/1/2002
North Towne Square	(12)	6.57%		23,113	2,114		3/15/2003	(4)
Northlake Mall	(41)	6.99%		73,438	1,958		8/11/2011
Paddock Mall		8.25%		28,455	2,905		10/1/2006
Palm Beach Mall		7.50%		47,058	4,803		12/15/2002
Port Charlotte Town Center		7.98%		53,250	4,249	(2)	12/11/2010
Raleigh Springs Mall		3.52%	(20)	11,000	388	(2)	2/23/2003
Randall Park Mall – 1	(47)	8.35%	(24)	35,000	2,923	(2)	12/11/2001	(4)
Randall Park Mall – 2	(47)	6.87%	(26)	5,000	344	(2)	12/11/2001	(4)
Regency Plaza	(5)	7.78%		4,414	388		10/1/2009
Richmond Towne Square		2.87%	(11)	58,646	1,685	(2)	7/15/2003	(4)
Riverway		3.02%	(27)	110,000	3,326	(2)	10/1/2006	(4)
Shops @ Mission Viejo		2.92%	(17)	148,073	4,329	(2)	8/31/2003	(4)
South Park Mall – 1	(1)	7.25%		18,857	1,712		6/15/2003
South Park Mall – 2	(1)	7.25%		4,715	429		6/15/2003
South Park Mall – 3	(1)	7.01%		2,000	140	(2)	9/15/2002
St. Charles Towne Plaza	(5)	7.78%		28,254	2,483		10/1/2009
Sunland Park Mall	(18)	8.63%		38,258	3,773		1/1/2026
Tacoma Mall		7.00%		134,778	10,770		9/28/2011
Terrace at Florida Mall, The		8.44%		4,688	396	(2)	5/15/2015
Tippecanoe Mall – 1		8.45%		43,740	4,647		1/1/2005
Tippecanoe Mall – 2		6.81%		15,474	1,253		1/1/2005
Towne East Square – 1	(9)	7.00%		52,176	5,167		1/1/2009
Towne East Square – 2	(9)	6.81%		24,178	1,958		1/1/2009
Towne West Square	(41)	6.99%		55,028	4,402		8/11/2011
Treasure Coast Square – 1		7.42%		50,657	4,714		1/1/2006
Treasure Coast Square – 2		8.06%		11,784	1,063		1/1/2006
Trolley Square		9.03%		29,522	2,880		8/1/2010
University Park Mall		7.43%		59,500	4,421	(2)	10/1/2007
Valle Vista Mall – 1	(6)	9.38%		32,734	3,604		5/1/2007
Valle Vista Mall – 2	(6)	6.81%		7,729	626		5/1/2007
Waterford Lakes		3.27%	(19)	66,689	2,183	(2)	8/16/2002
West Ridge Plaza	(5)	7.78%		5,690	500		10/1/2009
White Oaks Mall		3.37%	(3)	16,500	557	(2)	3/1/2002
White Oaks Plaza	(5)	7.78%		17,365	1,526		10/1/2009

Windsor Park Mall – 1	(47)	8.00%		3,598		288		3/1/2001
Windsor Park Mall – 2	(47)	8.00%		8,581		686		5/1/2012

Total Combined Consolidated Secured Indebtedness				$3,344,093
Unsecured Indebtedness:
Simon Property Group, LP:
Medium Term Notes – 1		7.13%		100,000		7,125	(21)	6/24/2005
Medium Term Notes – 2		7.13%		180,000		12,825	(21)	9/20/2007
Putable Asset Trust Securities		6.75%	(49)	100,000		6,750	(21)	11/15/2003
Simon ERE Facility – Swap component		7.75%	(34)	28,200		2,186	(2)	7/31/2004	(4)
Simon ERE Facility – Variable component		3.93%	(35)	22,002		865	(2)	7/31/2004	(4)
SPG, L.P. Unsecured Term Loan – 1		2.67%	(22)	150,000		4,011	(2)	2/28/2002
SPG, L.P. Unsecured Term Loan – 2		2.87%	(11)	22,929		659	(2)	3/30/2002
Unsecured Notes – 1		6.88%		250,000		17,188	(21)	11/15/2006
Unsecured Notes – 2A		6.75%		100,000		6,750	(21)	7/15/2004
Unsecured Notes – 2B		7.00%		150,000		10,500	(21)	7/15/2009
Unsecured Notes – 3		6.88%		150,000		10,313	(21)	10/27/2005
Unsecured Notes – 4A		6.63%		375,000		24,844	(21)	6/15/2003
Unsecured Notes – 4B		6.75%		300,000		20,250	(21)	6/15/2005
Unsecured Notes – 4C		7.38%		200,000		14,750	(21)	6/15/2018
Unsecured Notes – 5A		6.75%		300,000		20,250	(21)	2/9/2004
Unsecured Notes – 5B		7.13%		300,000		21,375	(21)	2/9/2009
Unsecured Notes – 6A		7.38%		300,000		22,125	(21)	1/20/2006
Unsecured Notes – 6B		7.75%		200,000		15,500	(21)	1/20/2011
Unsecured Notes – 7		6.38%		750,000		47,813	(21)	11/15/2007
SPG, L.P. Unsecured Term Loan – 3		2.67%	(22)	65,000		1,738	(21)	3/15/2004	(4)
Unsecured Revolving Credit Facility		2.52%	(23)	188,000		4,745	(2)	8/25/2003	(4)
Mandatory Par Put Remarketed Securities		7.00%	(25)	200,000		14,000	(21)	6/15/2008

				4,431,131
Shopping Center Associates:
Unsecured Notes – SCA 1		6.75%		150,000		10,125	(21)	1/15/2004
Unsecured Notes – SCA 2		7.63%		110,000		8,388	(21)	5/15/2005

				260,000
The Retail Property Trust:
Unsecured Notes – CPI 1		9.00%		250,000		22,500	(21)	3/15/2002
Unsecured Notes – CPI 2		7.05%		100,000		7,050	(21)	4/1/2003
Unsecured Notes – CPI 3		7.75%		150,000		11,625	(21)	8/15/2004
Unsecured Notes – CPI 4		7.18%		75,000		5,385	(21)	9/1/2013
Unsecured Notes – CPI 5		7.88%		250,000		19,688	(21)	3/15/2016

				825,000
Total Combined Consolidated Unsecured Indebtedness				$5,516,131

Total Combined Consolidated Indebtedness at Face Amounts				$8,860,224
Fair Value Interest Rate Swaps				$(3,735)	(45)
Net Discount on Indebtedness				$(15,111)

Total Combined Consolidated Indebtedness				$8,841,378	(40)

Joint Venture Indebtedness:
Apple Blossom Mall		7.99%		40,306		3,607		9/10/2009
Arizona Mills		7.90%		144,736		12,713		10/5/2010
Arundel Mills		3.27%	(19)	170,092		5,568	(2)	4/30/2005	(4)

Atrium at Chestnut Hill		6.89%		48,819	3,880		3/11/2011
Auburn Mall		7.99%		47,187	4,222		9/10/2009
Aventura Mall – A		6.55%		141,000	9,231	(2)	4/6/2008
Aventura Mall – B		6.60%		25,400	1,675	(2)	4/6/2008
Aventura Mall – C		6.89%		33,600	2,314	(2)	4/6/2008
Avenues, The		8.36%		55,229	5,555		5/15/2003
Cape Cod Mall		6.80%		99,311	7,821		3/11/2011
Circle Centre Mall – 1		2.31%	(28)	60,000	1,388	(2)	1/31/2004	(4)
Circle Centre Mall – 2		3.37%	(29)	7,500	253	(2)	1/31/2004	(4)
CMBS Loan – Fixed Component (IBM)	(30)	7.41%		300,000	22,229	(2)	5/1/2006
CMBS Loan – Fixed Component – 2 (IBM)	(30)	8.13%		57,100	4,643	(2)	5/15/2006
CMBS Loan – Floating Component (IBM)	(30)	2.37%		184,500	4,373	(2)	5/1/2003
CMBS Loan – Floating Component – 2 (IBM)	(30)	2.24%		81,400	1,826	(2)	5/15/2006
Cobblestone Court		7.64%	(31)	6,180	472	(2)	1/1/2006
Concord Mills		3.22%	(32)	180,717	5,826	(2)	12/2/2003	(4)
Coral Square		8.00%		90,000	7,200	(2)	10/1/2010
Crystal Court		7.64%	(31)	3,570	273	(2)	1/1/2006
Crystal Mall		8.66%		46,796	5,384		2/1/2003
Dadeland Mall		2.67%	(33)	140,000	3,743	(2)	2/1/2002
Emerald Square Mall – 1		3.17%	(10)	129,400	4,350	(2)	4/1/2005	(4)
Emerald Square Mall – 2		4.92%	(50)	15,600	524	(2)	4/1/2005	(4)
European Assets – Fixed Components		6.38%		34,120	2,175		12/13/2009
European Assets – Variable Components		5.71%	(46)	13,159	751		6/26/2009
Fairfax Court		7.64%	(31)	10,320	788	(2)	1/1/2006
Fashion Centre Pentagon Retail		6.63%		166,587	14,221		9/11/2011
Fashion Centre Pentagon Office		3.37%	(3)	33,000	13,360	(2)	9/10/2004	(4)
Fashion Valley Mall		6.50%		199,674	15,170		10/11/2008
Florida Mall, The		7.55%		267,827	22,766		11/13/2010
Gaitway Plaza		7.64%	(31)	7,350	562	(2)	1/1/2006
Grapevine Mills – 1		6.47%		155,000	10,029	(2)	10/1/2008
Grapevine Mills – 2		8.39%		14,395	1,324		11/5/2008
Great Northeast Plaza		9.04%		17,171	1,744		6/1/2006
Greendale Mall		8.23%		41,416	3,779		11/1/2006
Gwinnett Place – 1		7.54%		38,506	3,412		4/1/2007
Gwinnett Place – 2		7.25%		84,425	7,070		4/1/2007
Highland Mall		6.83%		70,736	5,571		6/30/2011
Indian River Commons		7.58%		8,309	710		11/1/2004
Indian River Mall		7.58%		46,105	3,941		11/1/2004
Liberty Tree Mall		3.37%	(3)	45,981	2,382		10/1/2003	(4)
Mall at Rockingham		7.88%		98,906	8,705		8/1/2007
Mall of America		2.41%	(36)	312,000	7,446	(2)	3/10/2005	(4)
Mall of Georgia		7.09%		200,000	14,180	(2)	7/1/2010
Mall of Georgia Crossing		7.25%		34,133	2,825		6/9/2006
Mall of New Hampshire – 1		6.96%		102,751	8,345		10/1/2008
Mall of New Hampshire – 2		8.53%		8,371	786		10/1/2008
Mayflower Realty Credit Facility		4.12%	(48)	0	0	(2)	7/12/2003	(4)
Metrocenter		8.45%		29,876	3,031		2/28/2008
Montreal Forum		4.00%	(37)	34,669	1,387	(2)	1/31/2002
Northfield Square		4.37%	(42)	37,000	1,618	(2)	4/30/2005	(4)
Northshore Mall		9.05%		161,000	14,571	(2)	5/14/2004
Ontario Mills – 4		6.00%		3,345	201	(2)	12/28/2009
Ontario Mills – 5		6.75%		140,507	11,286		11/2/2008
Ontario Mills – 6		8.00%		10,429	925		12/5/2008
Orlando Premium Outlets		3.17%	(38)	58,453	1,855	(2)	2/12/2004	(4)

Plaza at Buckland Hills, The	7.64%	(31)	17,570		1,342	(2)	1/1/2006
Ridgewood Court	7.64%	(31)	8,090		618	(2)	1/1/2006
Royal Eagle Plaza	7.64%	(31)	7,920		605	(2)	1/1/2006
Seminole Towne Center	4.37%	(43)	70,500		3,083	(2)	7/1/2005	(4)
Shops at Sunset Place, The	3.02%	(39)	113,829		3,442	(2)	6/30/2002
Smith Haven Mall	7.86%		115,000		9,039	(2)	6/1/2006
Solomon Pond	7.83%		94,034		8,564		2/1/2004
Source, The	6.65%		124,000		8,246	(2)	11/6/2008
Square One	8.40%		103,114		10,139		7/1/2002	(4)
Town Center at Cobb – 1	7.54%		49,059		4,347		4/1/2007
Town Center at Cobb – 2	7.25%		64,250		5,381		4/1/2007
Village Park Plaza	7.64%	(31)	8,960		685	(2)	1/1/2006
West Town Corners	7.64%	(31)	10,330		789	(2)	1/1/2006
West Town Mall	6.90%		76,000		5,244	(2)	5/1/2008
Westchester, The – 1	8.74%		148,058		14,478		9/1/2005
Westchester, The – 2	7.20%		52,504		4,399		9/1/2005
Westland Park Plaza	7.64%	(31)	4,950		378	(2)	1/1/2006
Willow Knolls Court	7.64%	(31)	6,490		496	(2)	1/1/2006
Yards Plaza, The	7.64%	(31)	8,270		632	(2)	1/1/2006

Total Joint Venture Indebtedness at Face Amounts			$5,676,892
Net Premium on Indebtedness			$12,496

Total Joint Venture Indebtedness			$5,689,388	(44)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(2)
Requires monthly payment of interest only.
(3)
LIBOR + 1.500%.
(4)
Includes applicable extension available at the SPG Operating Partnership's option.
(5)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.
(6)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.
(7)
Secured by cross-collateralized and cross-defaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).
(8)
LIBOR + 0.405%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.200%.
(9)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.
(10)
LIBOR + 1.300% with LIBOR capped at 7.700%.
(11)
LIBOR + 1.000%.
(12)
Loans secured by these six Properties are cross-collateralized and cross-defaulted.
(13)
LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.190%.
(14)
LIBOR + 1.250%.
(15)
LIBOR + 1.375%.
(16)
LIBOR + 2.750%, with LIBOR capped at 6.500%.
(17)
LIBOR + 1.050%.
(18)
Lender also participates in a percentage of certain gross receipts above a specified base.
(19)
LIBOR + 1.400%.
(20)
LIBOR + 1.650%.
(21)
Requires semi-annual payments of interest only.
(22)
LIBOR + 0.800%.
(23)
$1,250,000 unsecured revolving credit facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the SPG Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $50,000 of this indebtedness to 11.530% and 16.770%, respectively. As of 12/31/2001, $1,057,519 was available after outstanding borrowings and letters of credit.
(24)
LIBOR + 3.100%.
(25)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 15, 2008.
(26)
LIBOR + 5.000%.
(27)
LIBOR + 1.150% capped at 8.100%.
(28)
LIBOR + 0.440%, with LIBOR capped at 8.810% through maturity.
(29)
LIBOR + 1.500%, with LIBOR capped at 7.750% through maturity.
(30)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 11.670% and 11.830% respectively.
(31)
Loans secured by these twelve Properties are cross-collateralized and cross-defaulted.
(32)
LIBOR + 1.350%.
(33)
LIBOR + 0.800% with LIBOR capped at 8.450%
(34)
EURIBOR + 0.600%, EURIBOR swapped to effectively fix all-in-rate at 7.75%.
(35)
EURIBOR + 0.600%.
(36)
LIBOR + 0.5128%, with LIBOR capped at 8.7157%.
(37)
Canadian Prime.
(38)
LIBOR + 1.300%, rate may be reduced based upon project performance.
(39)
LIBOR + 1.150%.
(40)
Includes minority interest partners' share of consolidated indebtedness of $156,967.
(41)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.
(42)
LIBOR + 2.500% capped at 11.000%.
(43)
LIBOR + 2.500% capped at 8.000%.
(44)
Includes outside partners' share of joint venture indebtedness of $3,296,867.
(45)
Represents the fair market value swaps entered into by the SPG Operating Partnership, pursuant to FAS 133.
(46)
EURIBOR + 2.3795%
(47)
We are currently in negotiations with the properties' lenders to dispose of these properties in 2002.
(48)
LIBOR + 2.2500%.
(49)
The Putable Asset Trust Securities have an actual maturity of November 15, 2010, but are subject to mandatory tender on November 15, 2003.
(50)
LIBOR + 3.050%, with LIBOR capped at 7.950%.

Item 3.    Legal Proceedings

              Please refer to Note 11 of the attached audited financial statements for a summary of material litigation.

              We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of its business, none of which are expected to have a material adverse effect on its financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

              None.

Part II

Item 5.    Market for the Registrant and Related Unitholder Matters

Market Information

              There is no established public trading market for the SPG Operating Partnership's Units or preferred Units. The following table sets forth for the periods indicated, the distributions declared on the Units:

Declared Distribution
2001
1st Quarter	$0.5050
2nd Quarter	$0.5250
3rd Quarter	$0.5250
4th Quarter	$0.5250

2000
1st Quarter	$0.5050
2nd Quarter	$0.5050
3rd Quarter	$0.5050
4th Quarter	$0.5050

Holders

              The number of holders of Units was 2,455 as of March 20, 2002.

Distributions

              We make distributions to SPG in order to maintain SPG's REIT status under the Code. To maintain its status as a REIT, SPG is required each year to distribute to its shareholders at least 90% of its taxable income after certain adjustments. Future distributions are determined in the discretion of the Boards of Directors and will depend on our actual cash flow, financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board of Directors of the Companies deem relevant.

Unregistered Sales of Equity Securities

              The SPG Operating Partnership did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended during the fourth quarter of 2001.

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

	As of or for the Year Ended December 31,
	2001	2000(1)	1999(1)	1998(1)	1997
	(in thousands, except per share data)
OPERATING DATA:
Total revenue	$2,033,310	$2,000,711	$1,880,235	$1,400,189	$1,054,167
Income before unusual item, extraordinary items, and cumulative effect of accounting change	281,033	353,358	309,843	233,256	203,133
Net income available for Unitholders	$202,051	$262,988	$221,815	$198,931	$173,943
BASIC EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.87	$1.16	$0.98	$1.01	$1.08
Extraordinary items	—	—	(0.03)	0.04	—
Cumulative effect of accounting change	(0.01)	(0.05)	—	—	—

Net income	$0.86	$1.11	$0.95	$1.05	$1.08

Weighted average Units outstanding	235,750	236,536	232,569	189,082	161,023
DILUTED EARNINGS PER UNIT:
Income before extraordinary items	$0.87	$1.16	$0.98	$1.01	$1.08
Extraordinary items	—	—	(0.03)	0.04	—
Cumulative effect of accounting change	(0.01)	(0.05)	—	—	—

Net income	$0.86	$1.11	$0.95	$1.05	$1.08

Diluted weighted average Units outstanding	236,109	236,635	232,706	189,440	161,407
Distributions per Unit (2)	$2.08	$2.02	$2.02	$2.02	$2.01
BALANCE SHEET DATA:
Cash and cash equivalents	$252,172	$209,755	$153,743	$124,466	$109,699
Total assets	13,644,246	13,758,826	14,046,727	13,112,916	7,662,667
Mortgages and other indebtedness	8,841,378	8,728,582	8,768,841	7,972,381	5,077,990
Partners' equity	$4,023,426	$4,302,401	$4,553,237	$4,587,801	$2,251,299
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$796,963	$700,576	$619,850	$543,663	$370,907
Investing activities	(270,207)	(87,670)	(595,460)	(2,099,009)	(1,243,804)
Financing activities	(484,339)	(556,894)	4,887	1,570,113	918,287
Ratio of Earnings to Fixed Charges (3)	1.47x	1.53x	1.50x	1.56x	1.68x

Notes

(1)
Notes 3 and 4 to the accompanying financial statements describe the NED Acquisition and other 2000 and 1999 real estate acquisitions, development and disposals. On September 24, 1998, we merged with Corporate Property Investors, Inc. ("CPI Merger").
(2)
Represents distributions declared per period. The current annual distribution rate is $2.10 per Unit.
(3)
In 2001, includes a $47,000 impairment charge (see Note 4 to the accompanying financial statements in Part IV of this Form 10-K). Excluding this charge the ratio would have been 1.54 in 2001. In 1999, includes a $12,000 unusual loss (see Note 11 to the accompanying financial statements) and a total of $12,290 of asset write-downs. Excluding these items, the ratio would have been 1.53x in 1999

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

              You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-K. Certain statements made in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, the impact of terrorist activities, environmental liabilities, maintenance of REIT status, and changes in market rates of interest. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

              Who we are - Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). Units of partnership interests ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships")). The SRC Operating Partnership is the primary subsidiary of SRC. In this report, the terms "we", "us" and "our" refer to the SPG Operating Partnership and its subsidiaries.

              We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2001, we owned or held an interest in 251 income-producing properties in the United States, which consisted of 165 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). We also own 11 parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in seven additional retail real estate properties operating in Europe and Canada. Our leases from retail tenants generate the majority of our revenues through:

  •
  Base minimum rents and cart and kiosk rentals
  •
  Overage and percentage rents based on tenants' sales volume
  •
  Recoveries of common area maintenance, real estate tax, and advertising and promotion expenditures.

              We also generate revenues due to our size and tenant relationships from:

  •
  Mall marketing initiatives
  •
  Consumer focused strategic corporate alliances
  •
  Delivering competitively priced property operating services to our tenants.

              We also hold substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 in the Notes to Financial Statements for a description of the activities of the Management Company.

Results of Operations

              The year 2001 was marked by the onset of the country's first recession in over ten years and the unprecedented, tragic events of September 11, 2001. In addition, the retail industry experienced a significant restructuring of the theater industry and an increase in tenant bankruptcies. During 2001 tenant bankruptcies resulted in the loss of over 1.2 million square feet of regional mall shop space. Despite these challenges our Portfolio demonstrated its resiliency with steady sales per square foot of $378 for regional malls in 2001 compared to $377 in 2000. Despite the losses to bankruptcies, occupancy levels were up slightly in 2001 to 91.9% for regional malls compared to 91.8% in 2000. Our releasing spreads also remained strong with new regional mall store leases signed at $34.88 average initial base rents per square foot in 2001 as compared to average base rents of $29.10 per square foot for regional mall store leases terminating or expiring in the same year, a spread of $5.78, or 20%.

              The following property acquisitions and openings impacted our results of operations in the comparative periods. During 2001 the SPG Operating Partnership acquired the ownership of Simon Brand Ventures, LLC ("SBV") from SRC. We also opened Bowie Towne Center in October 2001 and we sold interests in several Properties throughout the comparative periods (collectively the "Property Transactions"). In addition, we opened Orlando Premium Outlets in May 2000, Arundel Mills in November 2000, Montreal Forum in May 2001, and in October 2001 we acquired a 50% ownership interest in Fashion Valley Mall. See "Liquidity and Capital Resources" and Note 4 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period. The following discussion of the changes in operating income excludes the Property Transactions.

    Year Ended December 31, 2001 vs. Year Ended December 31, 2000

              Our change in operating income was impacted by positive trends in 2001 including a $38.0 million increase in minimum rents, excluding our Simon Brand Venture ("SBV") and Simon Business Network ("SBN") initiatives. The increase in minimum rent primarily results from steady occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. Revenues from temporary tenant rentals increased $5.6 million reflecting our continual effort to maximize the profitability of our mall space. Miscellaneous income increased $7.9 million. This increase includes $5.7 million in fees associated with the Kimsward transaction charged to the Management Company, a $5.6 million contract termination payment offset by a decrease in various miscellaneous income items in the prior year. The Kimsward transaction is described in Note 12 in the Notes to Financial Statements. The change in operating income includes the net positive impact of the Property Transactions of $3.7 million.

              These positive trends realized in operating income were offset by an impairment charge of $47.0 million we recorded in 2001 to adjust assets to their estimated fair value in connection with our anticipated disposal of nine properties. In 2000, we recorded a $10.6 million impairment charge on two properties as the contract prices for the sales of these properties as of December 31, 2000 were less than our carrying amounts. We closed the sale of these properties in 2001. We recognized a non-recurring $3.0 million write-down of an investment in 2001 and we wrote-off $2.7 million of miscellaneous technology investments in 2001 both included in other expenses. Depreciation and amortization increased $36.3 million primarily due to an increase in depreciable real estate resulting from renovation and expansion activities, as well as increased tenant cost amortization. Tenant reimbursement revenues, net of reimbursable expenses decreased $18.0 million. This decrease is primarily the result of true-up billings and decreases in recovery ratios. Overage rents decreased $7.8 million resulting from flat sales levels. The sale of outlot land parcels declined in 2001 resulting in a $12.9 million decrease in revenues. Interest income decreased $5.5 million during 2001 due to the lower interest rate environment. Revenues from our SBV and SBN initiatives decreased $3.3 million.

              Interest expense during 2001 decreased $29.8 million, or 4.7% compared to the same period in 2000. This decrease is primarily due to lower interest rates during 2001 and reductions in the corporate credit facilities offset by the issuance of $500.0 million of unsecured notes on January 11, 2001 and $750.0 million in unsecured notes on October 26, 2001.

              Income from unconsolidated entities decreased $19.7 million in 2001, resulting from a $9.8 million increase in income from unconsolidated partnerships and joint ventures, and a $29.5 million decrease in income from the Management Company. The increase in joint venture income related to: lower interest rates; a reduction in real estate taxes due to a real estate tax settlement at one Property; the acquisition of Fashion Valley Mall in 2001; and the full year impact of two Properties that opened in 2000. Included in the Management Company decrease is our net $13.9 million share of the write-off of technology investments, primarily clixnmortar. In addition, the Management Company realized a $3.7 million decrease in various fee revenues, a $3.2 million decrease in land sales, and a $4.3 million increase in overhead expenses. These amounts were partially offset by $12.6 million of income from the Kimsward transaction net of the $5.7 million fee charged by the SPG Operating Partnership. In addition, our share of the increased losses associated with MerchantWired LLC was $14.0 million. We use joint ventures to finance certain properties and to diversify our risk in a particular trade area. These joint ventures are described further in Note 7 to the Notes to Financial Statements. Note 7 also includes combined balance sheets and results of operations for our unconsolidated entities and Item 2 of our Form 10-K lists the Portfolio Properties and our corresponding legal interests.

              During 2001 we recorded a $1.7 million expense as a cumulative effect of an accounting change, which includes our $1.5 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. During 2000 we recorded a $12.3 million expense as a cumulative effect of an accounting change, which includes our $1.8 million share from unconsolidated entities, due to the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 addressed certain revenue recognition policies, including the accounting for overage rent by a landlord. See Note 13 in the Notes to Financial Statements for discussions of the cumulative effect of accounting changes.

              The $2.6 million net gain on the sales of assets in 2001 resulted from the sale of our interests in one regional mall, one community center, and an office building for a gross sales price of approximately $20.3 million. In 2000, we recognized a net gain of $19.7 million on the sale of two regional malls, four community centers, and one office building for a gross sales price of approximately $142.6 million.

              Net income was $279.5 million for the year ended December 31, 2001, which reflects a $60.9 million or 17.9% decrease compared to the same period in 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

              Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

    Impairment

              As previously mentioned, in connection with our anticipated disposal of nine Properties we recorded a $47.0 million expense for the impairment of certain investment Properties for the year ended December 31, 2001. In general, economic and demographic changes has caused tenants to vacate space at certain lower quality properties, decreasing occupancy rates and leading to declines in the fair values of these assets due to significantly decreased profitability and cash flows from these Properties. In addition, we have committed to a plan to dispose of these assets in 2002. The impairment of these assets was calculated using a combination of cap rate analysis and discounted cash flows from the individual Properties' operations as well as contract prices, if applicable. These nine Properties' cash flows and results of operations were not material to our cash flows and results of operations and their removal from service and sale will not materially affect our ongoing operations.

    Year Ended December 31, 2000 vs. Year Ended December 31, 1999

              Operating income increased $44.7 million or 5.2% in 2000 as compared to 1999. This increase includes the net result of the Property Transactions ($10.8 million). Excluding these transactions, operating income increased approximately $33.9 million or 4.0%, primarily resulting from a $53.6 million increase in minimum rents, a $14.2 million increase in consolidated revenues realized from marketing initiatives throughout the Portfolio from our strategic marketing division, Simon Brand Ventures ("SBV"), a $3.8 million increase in miscellaneous income, a $4.8 million increase in interest income, and an $8.6 million increase in lease settlements, partially offset by a $31.8 million increase in depreciation and amortization, a $2.5 million increase in cost sharing expense, and a $4.7 million increase in other expenses, and a $10.6 million impairment charge. The increase in minimum rent primarily results from increased occupancy levels, the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and a $5.1 million increase in rents from tenants operating under license agreements. The increase in miscellaneous income results from gift certificate sales previously recorded on the Management Company and incidental fee revenues. The increase in depreciation and amortization is primarily due to an increase in depreciable real estate realized through renovation and expansion activities. We recorded a $10.6 million impairment charge in connection with our anticipated disposal of two properties as the contract prices for the sale of these properties as of December 31, 2000 were less than our carrying amounts.

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

              The $19.7 million net gain on the sales of assets in 2000 results from the sale of our interests in an office building, two regional malls and four community shopping centers for approximately $142.6 million. In 1999, we recognized a net loss of $1.9 million on the sale of two Properties.

              Income from unconsolidated entities increased $34.7 million in 2000, resulting from a $22.0 million increase in income from the Management Company and a $12.7 million increase in income from unconsolidated partnerships and joint ventures. The increase in Management Company income is primarily the result of a $6.7 million increase in management fees due to property acquisitions and increased minimum rents, $7.3 million of asset write-downs recognized in 1999, $4.6 million in 2000 residual land sales, as well as a $5.3 million increase in the income tax benefit, which is primarily due to the reversal of valuation allowances due to 2000 income and forecasted future income. These increases are offset by our share of the $4.1 million of losses associated with MerchantWired LLC. Income from unconsolidated partnerships and joint ventures included a $5.0 million asset impairment write-down in 1999 related to The Tower Shops.

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

              Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units issued.

Significant Accounting Policies

              Our significant accounting policies are described in detail in Note 5 of the Notes to Financial Statements. The following briefly describes those accounting policies that we feel are most critical to understanding our business for our Unitholders:

  •
  Minimum rent revenues are accrued on a straight-line basis over the term of the respective leases. Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.
  •
  In order to maintain SPG's status as a REIT, we make distributions so that SPG can distribute 90% of its taxable income in any given year. SPG must also meet certain asset and income tests, as well as other requirements. We monitor our business and transactions that may potentially impact SPG's REIT status. If SPG fails to maintain its REIT status then SPG would be required to pay federal income taxes at regular corporate income tax rates.
  •
  The purchase price for an acquisition of properties is allocated to each investment property or joint venture based upon the estimated fair value of each property. The fair value is calculated based upon the estimated annual cash flow of each property.
  •
  Income from joint ventures is recognized under the equity method of accounting based upon our economic ownership in the joint venture properties after considering partner preferences.

Liquidity and Capital Resources

              Our balance of unrestricted cash and cash equivalents was $252.2 million as of December 31, 2001, including $141.5 million related to our gift certificate program, which we do not consider available for general working capital purposes. We have a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $1.1 billion at December 31, 2001. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of August 2002, with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets. Our current corporate ratings are Baa1 by Moody's Investors Service and Bbb+ by Standard & Poor's.

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
  •
  working capital reserves
  •
  additional debt financing
  •
  additional equity raised in the public markets.

              These sources may be negatively impacted by the bankruptcy of tenants, declines in occupancy at our malls, or the inability to refinance properties due to lack of terrorism insurance coverage. However, we expect to be able to successfully replace any departing tenants and do not currently anticipate any hindrances in refinancing activities due to lack of terrorism insurance coverage.

    Financing and Debt

              The following table summarizes the material aspects of our future obligations:

	2002	2003-2004	2005-2007	After 2007	Total
Long Term Debt
Consolidated (1)	$657,377	$2,798,260	$2,907,306	$2,339,663	$8,702,606
Joint Ventures (1)	186,892	455,683	830,331	913,360	2,386,266

Total Long Term Debt	844,269	3,253,943	3,737,637	3,253,023	11,088,872
Ground Lease commitments	7,317	14,011	20,695	468,900	510,923

Total	$851,586	$3,267,954	$3,758,332	$3,721,923	$11,599,795

(1)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

              The debt of our joint ventures is the liability of the joint venture partnerships and is typically secured by the joint venture property. We guarantee and therefore are only contractually obligated to fund $82.8 million of the total $2.4 billion of joint venture debt. In addition, we have guaranteed other obligations totaling approximately $29.7 million on certain unconsolidated entities.

              We had consolidated debt of $8.8 billion as of December 31, 2001, of which $7.4 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.2% and $1.4 billion was variable-rate debt bearing interest at a weighted average rate of 3.5%. As of December 31, 2001, we had interest rate protection agreements related to $758.6 million of consolidated variable-rate debt. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates in 2001. Our ratio of consolidated debt-to-market capitalization was 52.6% and 57.0% at December 31, 2001 and 2000, respectively.

              The following summarizes significant financing and refinancing transactions completed in 2001:

              Secured Indebtedness.    During 2001, we refinanced approximately $401.7 million of mortgage indebtedness on five of the Properties. Our share of the refinanced debt is approximately $275.3 million. The weighted average maturity of the new indebtedness is 7.8 years and the weighted average interest rates decreased from approximately 6.82% to 6.20%.

              Credit Facility.    During 2001 the maximum amount outstanding under our Credit Facility was $863.0 million and the average amount outstanding under the Credit Facility was $581.5 million. The weighted average interest rate was 4.94% for 2001.

              Unsecured Notes.    We again demonstrated our ability to regularly access the unsecured debt market in 2001. On January 11, 2001, we issued $500.0 million of unsecured debt to institutional investors pursuant to Rule 144A in two tranches. The first tranche is $300.0 million bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200.0 million bearing an interest rate of 7 3/4% due January 20, 2011. The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the credit facility we used to fund the 1998 merger with Corporate Property Investors, Inc. ("CPI") due March 24, 2001 and to repay a portion of the CPI merger facility due September 24, 2001.

              On August 6, 2001, we retired the third and final tranche of the CPI merger facility totaling $435.0 million. We generated the funds used to retire this debt primarily from our $277.0 million financing of four mall properties at a fixed rate of 6.99%, our $110.0 million financing of one office complex at LIBOR plus 115 basis points, and excess cash flow.

              On October 26, 2001, we issued $750.0 million of 6.375% senior unsecured notes due November 15, 2007. We used the net proceeds from the offering to reduce the outstanding balance of the Credit

Facility. Ultimately, we plan to retire mortgage indebtedness on six wholly-owned Properties and to retire $250.0 million of 9% bonds that mature in early 2002 with borrowings from the Credit Facility.

    Acquisitions and Disposals

              Acquisitions.    On October 1, 2001, we purchased a 50% interest in Fashion Valley Mall located in San Diego, California for a purchase price of $165.0 million which includes our share of a $200.0 million, seven year mortgage at a fixed rate of 6.5% issued concurrent with the acquisition by the partnership owning the property. We also assumed management responsibilities for this 1.7 million square foot open-air, super-regional mall. On August 20, 2001, the SPG Operating Partnership acquired an additional 21.46% interest in the Fashion Centre at Pentagon City for a total of $77.5 million. The purchase price consisted of cash and an additional capital contribution to the Property.

              Subsequent to December 31, 2001, we signed a definitive agreement to purchase, jointly with Westfield America Trust and The Rouse Company, the assets of Rodamco North America N.V. for $5.3 billion. Our portion of the acquisition includes the purchase of the remaining ownership interests in four of our existing joint venture assets and new ownership interests in nine additional properties. Our share of the purchase price is $1.55 billion including $570.0 million in debt and perpetual preferred stock assumed. The balance will be payable in cash at closing and, initially, will be funded by the existing Credit Facility and an acquisition facility. The purchase price is denominated in Euros.

              We continue to review and evaluate a limited number of acquisition opportunities and will continue our focus on acquiring highly productive, market dominant malls. We believe that acquisition activity is a component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue shares of common stock, Units and debt securities, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including the sale of debt or equity securities, to finance significant acquisitions, if any.

              See Note 4 to the financial statements for 2000 and 1999 acquisition activity.

              Disposals.    During 2001, we sold our interests in one regional mall, one community center, and one office building for a combined gross sales price of $20.3 million, resulting in a net combined gain of $2.6 million. The net proceeds of approximately $19.6 million were used for general working capital purposes.

              In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including four Properties currently under contract for sale. We may decide to sell Properties that are held for use, in which case the sale prices of these assets may differ from the carrying value of the related assets.

              Market Risk - Sensitivity Analysis.    Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2001, a 0.50% increase in the market rates of interest would decrease future earnings and cash flows by approximately $6.5 million, and would decrease the fair value of debt by approximately $537.3 million. A 0.50% decrease in the market rates of interest would increase future earnings and cash flows by approximately $6.5 million, and would increase the fair value of debt by approximately $621.8 million. We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate.

              In connection with the expected acquisition of the assets of Rodamco North America N.V. we entered into a EUR 795.1 million collar transaction to manage our exposure to fluctuations in the Euro currency. This derivative transaction effectively maintains our purchase price between a conversion rate of

..91 Euros and 0.864 Euros. The fluctuation in earnings, if any, from this transaction will be partially offset by changes in our final purchase price. We believe that this transaction is in the best interest of our Unitholders due to the magnitude of our potential exposure. Current hedge accounting explicitly states that the effects of a hedge of a business combination must be reported through earnings and cannot be capitalized as part of the purchase price. Therefore, we expect some volatility in our earnings for the first two quarters of 2002. If the Euro conversion rate at the close of the transaction equals 0.854, then our earnings would be reduced by approximately $8.7 million, including transaction costs. If the Euro conversion rate at the close of the transaction equals 0.92, then our earnings would be increased by approximately $7.2 million, net of transaction costs.

    Development Activity

              We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk-reward criteria. In response to the weakening economy, we reduced our spending in these areas in 2001 and expect to further reduce our spending in 2002.

              New Developments.    Development activities are an ongoing part of our business. During 2001, we opened two new Properties aggregating approximately 0.8 million square feet of GLA. In total, our share of new developments for Portfolio Properties in 2001 was approximately $121.3 million. With no new developments currently under construction, we expect 2002 pre-development costs to be approximately $10 million.

              Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. We invested approximately $118.2 million in redevelopment projects during 2001. We have some renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest approximately $100 million on redevelopment in 2002.

              International.    We have a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"), which is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our current total investment in ERE and BEG, including subordinated debt, is approximately $73.4 million. The current estimated additional commitment, including subordinated debt, is approximately $27.6 million. However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 28.5% ownership interest over time. As of December 31, 2001, BEG and ERE had four Properties open in Poland and two in France. The structure is described further in Note 7 of the Notes to Financial Statements

              Technology Initiatives.    We continue with our technology initiatives through two investments: MerchantWired LLC and Constellation Real Technologies. Constellation is a consortium of leading real estate companies. Its primary asset is an investment in FacilityPro, a purchasing aggregation company. Our share of the total carrying amount of and receivables from our investments is approximately $36.4 million as of December 31, 2001 with our investment in and receivables from MerchantWired LLC totaling $33.7 million. We own an approximately 53% indirect non-controlling interest in MerchantWired LLC. We, along with the other members of MerchantWired LLC, are in the final stages of negotiating a sale of MerchantWired LLC to a third party for cash and contingent consideration. Completing the sale is subject to finalizing the termination or modification of certain third party contracts, the buyer obtaining credit approval from its lenders, and certain regulatory and other matters. As a condition of this transaction, we will also acquire approximately $24 million of cable and related infrastructure from MerchantWired LLC and will make an $8 million additional contribution to MerchantWired LLC. These proceeds, along with proceeds from other members, will be used by MerchantWired LLC to satisfy amounts outstanding under various lease arrangements and trade payables, resulting in the members being relieved of all guarantee arrangements. We expect the transaction to close in April. The amount of contingent consideration due us and the other members will be determined based upon a multiple of annualized December 2003 and December 2004 MerchantWired LLC revenues. If this transaction is not completed, the future of MerchantWired LLC will be impacted unless MerchantWired LLC is able to obtain future capital commitments.

    Capital Expenditures on Consolidated Properties

	2001	2000	1999
New Developments	$75	$58	$226
Renovations and Expansions	89	193	248
Tenant Allowances	53	65	65
Operational Capital Expenditures	41	49	27

Total	$258	$365	$566

    Distributions

              We make distributions in order for SPG to maintain its REIT status. We declared a cash distribution of $0.525 per unit in the fourth quarter of 2001. The current combined annual distribution rate is $2.10 per Unit. Distributions during 2001 aggregated $2.08 per Unit and distributions during 2000 aggregated $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. As evidenced by our $797.0 million of net cash provided by operating activities we are able to distribute the required level of dividends.

    Investing and Financing Activities

              Cash used in investing activities of $270.2 million for the year ended December 31, 2001 includes consolidated cash capital expenditures of $281.6 million, investments in unconsolidated joint ventures of $147.9 million, and acquisition costs of $164.3 million. Capital expenditures include development costs of $68.4 million, renovation and expansion costs of $123.6 million and tenant costs and other operational capital expenditures of $89.6 million. These cash uses are partially offset by distributions from unconsolidated entities of $289.0 million, advances from the Management Company of $1.4 million, loan activity with SRC of $5.6 million, cash from the consolidation of the SPG Administrative Services Partnership, L.P. of $8.1 million and net proceeds of $19.5 million from the sale of the three Properties previously mentioned.

              Cash used in financing activities for the year ended December 31, 2001 was $484.3 million and includes net distributions of $592.2 million, offset by proceeds from net borrowings of $107.9 million.

Retail Climate and Tenant Bankruptcies

              A number of local, regional, and national retailers, including both in-line and anchor tenants, announced store closings or filed for bankruptcy in 2001. Some changeover in tenants is normal in our business. We lost over 1.2 million square feet of mall shop tenants in 2001 to bankruptcies. Pressures which affect consumer confidence, job growth, energy costs and income gains, however, can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

              The geographical diversity of our Portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix is also a factor because no single retailer represents either more than 2.0% of total GLA or more than 3.5% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Energy Management Services

              On September 30, 1999, Simon Property Group, L.P. entered into a multi-year contract with Enron Energy Services ("Enron") for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of the SPG Operating Parntership's joint venture partnerships. As result of the December bankruptcy filing by Enron, we assumed total control over the management of the energy assets throughout the portfolio, including the purchase and payment of utilities and maintenance and repair of energy related equipment. The majority of these costs and expenses are recoverable from our tenants.

              In addition, as part of our original agreement with Enron, we required that it contract with our existing service providers for the maintenance and repair work on our energy assets. This allowed us to convert back to our prior contractual agreements while keeping the same work force and scope of work. There was no service interruption to any of our malls or tenants, and we are once again actively self-managing our energy business, just as we had done prior to the Enron contract. Enron has not formally rejected our contract yet, although we expect that to occur. We do not anticipate adverse financial consequences from the Enron bankruptcy and ultimate rejection of our contract.

Insurance

              Our portfolio-wide general liability and property insurance policies expired on December 31, 2001. We renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30%. All of our Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is now excluded in our new property coverage. Terrorism coverage is simply not available today at any reasonable pricing level and Congress did not act to provide any type of supplemental or substitute coverage. To offset the drastic increases in insurance costs, we have taken measures to keep overall recoverable costs down to ensure that tenant costs per square foot do not increase significantly. We believe that we are in compliance with all insurance provisions of our debt agreements even though we lack terrorism insurance coverage. Some new loans are being quoted and closed without terrorism coverage, so this is not hindering our access to capital.

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

Environmental Matters

              See Note 11 in the Notes to Financial Statements for discussion of environmental matters.

New Accounting Pronouncements

              See Footnote 13 of the Notes to Financial Statements for a discussion of the impact of new accounting pronouncements.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

              The managing general partner of the SPG Operating Partnership is SPG. The information required by this item is incorporated herein by reference to SPG's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "Executive Officers of the Registrants" in Part I thereof.

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

PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Simon Property Group, Inc.:

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Simon Property Group, L.P. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 13 to the financial statements, effective January 1, 2001, Simon Property Group, L.P. adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. As explained in Note 13 to the financial statements, effective January 1, 2000, Simon Property Group, L.P. adopted Staff Accounting Bulletin No. 101, which addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

ARTHUR ANDERSEN LLP

Indianapolis, Indiana
March 28, 2002.

Simon Property Group, L.P.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31, 2001	December 31, 2000
ASSETS:
Investment properties, at cost	$13,031,979	$12,883,471
Less – accumulated depreciation	1,863,682	1,471,178

	11,168,297	11,412,293

Cash and cash equivalents	252,172	209,755
Tenant receivables and accrued revenue, net	311,857	294,775
Notes and advances receivable from Management Company and affiliates	82,612	182,401
Note receivable from the SRC Operating Partnership (Interest at 8%, due 2009)	—	29,425
Investment in unconsolidated entities, at equity	1,443,618	1,308,838
Goodwill, net	37,212	38,384
Deferred costs and other assets, net	302,834	240,578
Minority interest	45,644	42,377

Total assets	$13,644,246	$13,758,826

LIABILITIES:
Mortgages and other indebtedness	$8,841,378	$8,728,582
Accrued dividends	816	18,266
Accounts payable and accrued expenses	539,850	437,860
Cash distributions and losses in partnerships and joint ventures, at equity	26,084	44,634
Other liabilities	212,692	227,083

Total liabilities	9,620,820	9,456,425

COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS' EQUITY:
Preferred units, 22,081,686 and 22,049,570 units outstanding, respectively. Liquidation values $1,058,697 and $1,058,950, respectively.	1,028,318	1,028,435
General Partner, 172,135,362 and 170,274,816 units outstanding, respectively	2,266,472	2,451,452
Limited Partners, 63,930,350 and 64,966,226 units outstanding, respectively	841,758	935,321
Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)
Unamortized restricted stock award	(20,297)	(19,982)

Total partners' equity	4,023,426	4,302,401

Total liabilities and partners' equity	$13,644,246	$13,758,826

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2001	2000	1999
REVENUE:
Minimum rent	$1,258,528	$1,215,623	$1,134,297
Overage rent	48,275	56,200	60,720
Tenant reimbursements	600,634	596,578	578,752
Other income	125,873	132,310	106,466

Total revenue	2,033,310	2,000,711	1,880,235

EXPENSES:
Property operating	324,793	308,432	292,249
Depreciation and amortization	449,521	416,239	378,192
Real estate taxes	195,056	188,077	185,340
Repairs and maintenance	77,467	73,392	70,364
Advertising and promotion	64,311	64,726	65,216
Provision for credit losses	8,387	9,603	8,367
Other	34,794	32,288	27,796
Impairment on investment properties	47,000	10,572	—

Total operating expenses	1,201,329	1,103,329	1,027,524

OPERATING INCOME	831,981	897,382	852,711
Interest expense	607,499	637,325	579,848

Income before minority interest	224,482	260,057	272,863
Minority interest	(10,715)	(10,725)	(10,719)
Gain (loss) on sales of assets, net	2,603	19,704	(1,942)

Income before unconsolidated entities	216,370	269,036	260,202
Income from unconsolidated entities	64,663	84,322	49,641

Income before extraordinary items and cumulative effect of accounting change	281,033	353,358	309,843
Unusual item (Note 11)	—	—	(12,000)
Extraordinary items - Debt related transactions	163	(649)	(6,705)
Cumulative effect of accounting change (Note 13)	(1,700)	(12,311)	—

NET INCOME	279,496	340,398	291,138
Preferred unit requirement	(77,445)	(77,410)	(69,323)

NET INCOME AVAILABLE TO UNITHOLDERS	$202,051	$262,988	$221,815

NET INCOME AVAILABLE TO UNITHOLDERS
ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$102,107	$63,987	$51,860
SPG Properties	44,448	126,385	108,428
Limited Partners	55,496	72,616	61,527

Net income	$202,051	$262,988	$221,815

BASIC AND DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.87	$1.16	$0.98

Net income	$0.86	$1.11	$0.95

Net Income	$279,496	$340,398	$291,138
Other comprehensive income (Note 5)	(9,893)	8,098	(8,274)

Comprehensive Income	$269,603	$348,496	$282,864

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,496	$340,398	$291,138
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	460,856	426,648	390,020
Extraordinary items	(163)	649	6,705
Impairment on investment properties	47,000	10,572	—
Unusual Item	—	—	12,000
Gain on sales of assets, net	(2,603)	(19,704)	1,942
Cumulative effect of accounting change	1,700	12,311	—
Straight-line rent	(10,900)	(15,372)	(17,666)
Minority interest	10,715	10,725	10,719
Equity in income of unconsolidated entities	(64,663)	(84,322)	(49,641)
Changes in assets and liabilities -
Tenant receivables and accrued revenue	4,309	(3,151)	(37,225)
Deferred costs and other assets	(40,402)	(3,730)	(23,242)
Accounts payable, accrued expenses and other liabilities	111,618	25,552	35,100

Net cash provided by operating activities	796,963	700,576	619,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(164,295)	(1,325)	(339,065)
Capital expenditures	(281,621)	(409,733)	(488,712)
Cash from mergers, acquisitions and consolidation of joint ventures, net	8,156	—	83,169
Net proceeds from sale of assets and investment	19,550	164,574	46,750
Investments in unconsolidated entities	(147,933)	(161,580)	(83,124)
Distributions from unconsolidated entities	288,960	360,290	221,509
Investment in and advances (to)/from the Management Company and affiliate	1,378	(20,319)	(46,704)
Mortgage loan payoff from the SRC Operating Partnership	—	—	20,565
Loan to the SRC Operating Partnership	5,598	(19,577)	(9,848)

Net cash used in investing activities	(270,207)	(87,670)	(595,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	8,003	1,190	1,463
Purchase of treasury units and limited partner units	—	(50,828)	—
Partnership distributions	(586,289)	(539,538)	(538,807)
Minority interest distributions, net	(13,982)	(16,224)	(14,923)
Loan payoff to the SRC Operating Partnership	—	—	(17,907)
Mortgage and other note proceeds, net of transaction costs	2,454,994	1,474,527	2,168,069
Mortgage and other note principal payments	(2,347,065)	(1,426,021)	(1,593,008)

Net cash provided by (used in) financing activities	(484,339)	(556,894)	4,887

INCREASE IN CASH AND CASH EQUIVALENTS	42,417	56,012	29,277
CASH AND CASH EQUIVALENTS, beginning of period	209,755	153,743	124,466

CASH AND CASH EQUIVALENTS, end of period	$252,172	$209,755	$153,743

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Partners' Equity
(Dollars in thousands)

		General Partners
	Preferred Units	SPG (Managing General Partner)	SPG Properties and SD Property Group	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from SPG	Total Partners' Equity
Balance at December 31, 1998	$1,057,245	$751,948	$1,788,712	$1,009,646	$(19,750)	$—	$4,587,801
General Partner Contributions (82,988 units)		2,131					2,131
Preferred Unit Conversion (5,926,440 units)	(199,320)	198,787					(533)
Units issued to pay dividend (153,890 units)		4,016					4,016
NED Acquisition (Note 3):
Preferred Units (5,168,454)	149,885						149,885
Units (1,269,446)				36,180			36,180
Mall of America acquisition (1,000,000 preferred units)	24,242						24,242
Units issued to SPG for Note (3,617,070 Units)		92,825				(92,825)	—
Stock incentive program (537,861 units, net of forfeitures)		14,183	(596)		(12,990)		597
Amortization of stock incentive					10,601		10,601
Units purchased by subsidiary (310,955)		(7,953)					(7,953)
Other (Accretion of Preferred Units, and 6,923 limited partner Units redeemed)	268			(607)			(339)
Adjustment to allocate net equity of the SPG Operating Partnership		(111,227)	81,473	29,754			—
Distributions	(69,323)	(78,016)	(258,975)	(129,941)			(536,255)
Net income	69,323	22,524	137,764	61,527			291,138
Other comprehensive income		(2,004)	(3,974)	(2,296)			(8,274)

Balance at December 31, 1999	$1,032,320	$887,214	$1,744,404	$1,004,263	$(22,139)	$(92,825)	$4,553,237

Managing General Partner Contributions (27,910 Units)		1,134					1,134
Conversion of 2,212 Series A Preferred Units into 84,046 Units	(2,827)	2,819					(8)
Units Issued as Dividend (1,242 Units)		31					31
Conversion of 14,274 Series B Preferred Units into 36,913 Units	(1,327)	1,324					(3)
Stock incentive program (417,994 Units, net)		9,849	(276)		(9,613)		(40)
Amortization of stock incentive					11,770		11,770
Units purchased by subsidiary (191,500)		(4,522)					(4,522)
Treasury units purchased (1,596,100)		(39,854)					(39,854)
Other (Accretion of Preferred Units, and 478,454 limited partner Units redeemed)	269			(11,183)			(10,914)
Adjustment to allocate net equity of the SPG Operating Partnership		8,974	(8,272)	(702)			—
Distributions	(77,410)	(117,964)	(229,633)	(131,919)			(556,926)
Net income	77,410	63,987	126,385	72,616			340,398
Other comprehensive income		1,967	3,885	2,246			8,098

Balance at December 31, 2000	$1,028,435	$814,959	$1,636,493	$935,321	$(19,982)	$(92,825)	$4,302,401

Managing General Partner Contributions (400,026 Units)		8,792					8,792
Conversion of 1,220 Series A Preferred Units into 46,355 Units	(1,559)	1,555					(4)
Units Issued as Dividend (442 Units)		12					12
Accretion of preferred units	475						475
Preferred units issued (33,332 Units)	967						967
Limited Partner units issued (8,185 Units)				233			233
Limited Partner units converted to common units (958,997 Units)		10,794		(10,794)			—
Stock incentive program (454,726 Units, net)		11,925	(139)		(11,827)		(41)
Amortization of stock incentive					11,512		11,512
Merger of SPG Properties into SPG (Note 10)		1,562,160	(1,562,160)				—
Other (includes 85,064 Units converted to cash)		559		(2,145)			(1,586)
Adjustment to allocate net equity of the SPG Operating Partnership		(1,367)	329	1,038			—
Distributions	(77,445)	(241,861)	(114,921)	(134,711)			(568,938)
Net income	77,445	102,107	44,448	55,496			279,496
Other comprehensive income		(3,163)	(4,050)	(2,680)			(9,893)

Balance at December 31, 2001	$1,028,318	$2,266,472	$—	$841,758	$(20,297)	$(92,825)	$4,023,426

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per unit amounts and where indicated as in millions or billions)

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

              The SPG Operating Partnership is engaged in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. The SPG Operating Partnership's real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2001, the SPG Operating Partnership owned or held an interest in 251 income-producing properties in the United States, which consisted of 165 regional malls, 72 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). The SPG Operating Partnership also owned an interest in 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties." In addition, the SPG Operating Partnership has ownership in seven additional retail real estate properties operating in Europe and Canada. The SPG Operating Partnership's leases from retail tenants generate the majority of its revenues through:

  •
  Base minimum rents and cart and kiosk rentals
  •
  Overage and percentage rents based on tenants' sales volume
  •
  Recoveries of common area maintenance, real estate tax, and advertising and promotion expenditures.

              The SPG Operating Partnership also generates revenues due to its size and tenant relationships from:

  •
  Mall marketing initiatives
  •
  Consumer focused strategic corporate alliances
  •
  Delivering competitively priced property operating services to our tenants.

              The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company. The Management Company elected to become a taxable REIT subsidiary effective January 1, 2001.

              The SPG Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. The SPG Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants like most retail properties. Three retailers' anchor stores occupied 338 of the approximately 985 anchor stores in the Properties as of December 31, 2001. An affiliate of one of these retailers is a limited partner in the Operating Partnerships.

2.    Basis of Presentation and Consolidation

              The accompanying consolidated financial statements include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

              Consolidated properties are wholly-owned or owned less than 100% and are controlled by SPG Operating Partnership. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests are recorded when a partnership agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

              Investments in partnerships and joint ventures represent noncontrolling ownership interests in properties ("Joint Venture Properties") and the investment in the Management Company (see Note 7). These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

              Net operating results of the SPG Operating Partnership are allocated after preferred distributions (see Note 10), based on its partners' weighted average ownership interests during the period. During 2001, one of the SPG Operating Partnership's general partners, SPG Properties Inc., merged with and into SPG as described in Note 10. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during 2001, 2000 and 1999 was 72.5%, 72.4% and 72.3%, respectively. At December 31, 2001 and 2000, SPG's direct and indirect ownership interest in the SPG Operating Partnership was 72.9% and 72.4%, respectively.

3.    NED Acquisition

              During 1999, the SPG Operating Partnership acquired ownership interests in 14 regional malls from New England Development Company (the "NED Acquisition"). The SPG Operating Partnership acquired one of the Properties directly and formed a joint venture with three partners ("Mayflower"), of which the SPG Operating Partnership owns a noncontrolling 49.1%, to acquire interests in the remaining Properties. The total cost of the NED Acquisition is approximately $1.8 billion, of which the SPG Operating Partnership's share is approximately $894 million. The SPG Operating Partnership assumed management responsibilities for the portfolio, which includes approximately 10.7 million square feet of GLA. The SPG Operating Partnership's share of the cost of the NED Acquisition included the assumption of approximately $530.0 million of mortgage indebtedness; $177.1 million in cash; the issuance of 1,269,446 Paired Units valued at approximately $36.4 million; the issuance of 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72.8 million; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78.0 million. The SPG Operating Partnership's share of the cash portion of the purchase price was financed primarily using the Credit Facility (see Note 8).

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

4.    Other Real Estate Acquisitions, Disposals, and Impairment

    Acquisitions

              On October 1, 2001, the SPG Operating Partnership purchased a 50% interest in Fashion Valley Mall located in San Diego, California for a purchase price of $165.0 million which includes the SPG Operating Partnership's share of a $200.0 million, seven year mortgage at a fixed rate of 6.5% issued concurrent with the acquisition by the partnership owning the property. The SPG Operating Partnership also assumed management responsibilities for this 1.7 million square foot open-air, super-regional mall.

              On August 20, 2001, the SPG Operating Partnership acquired an additional 21.46% interest in the Fashion Centre at Pentagon City for a total of $77.5 million. Concurrent with the acquisition, the partnership owning the property issued $200.0 million of debt. The purchase price consisted of cash and an additional capital contribution to the Property.

              During 1999, the SPG Operating Partnership acquired the remaining interests in four Properties, and a noncontrolling 27.5% ownership interest in the 2.8 million square-foot Mall of America for a combined price of approximately $317.9 million, including the assumption of $134.3 million of mortgage indebtedness, 1,000,000 shares of 8% Redeemable Preferred Stock in SPG issued at $24.2 million, and the remainder in cash, financed primarily through the Credit Facility and working capital. The SPG Operating Partnership is entitled to 50% of the economic benefits of Mall of America, due to a preference.

              Subsequent to December 31, 2001, the SPG Operating Partnership signed a definitive agreement to jointly purchase the assets of Rodamco North America N.V., concurrently with Westfield America Trust and The Rouse Company, for $5.3 billion. The SPG Operating Partnership's portion of the acquisition includes the purchase of the remaining ownership interests in four of the SPG Operating Partnership's existing joint venture assets and new ownership interests in nine additional properties. The SPG Operating Partnership's share of the purchase price is $1.55 billion including $570.0 million in debt and perpetual preferred stock assumed. The balance will be payable in cash at closing and, initially, will be funded by the existing Credit Facility and a new acquisition facility. The purchase price is denominated in Euros.

              In connection with the acquisition of the assets of Rodamco North America N.V. the SPG Operating Partnership entered into a EUR 795.1 million collar transaction to manage its exposure to fluctuations in the Euro currency. This derivative transaction effectively maintains the SPG Operating Partnership's purchase price between a conversion rate of 0.91 Euros and 0.864 Euros. The fluctuation in earnings, if any, from this transaction will be partially offset by changes in the final purchase price. Current hedge accounting explicitly states that the effects of a hedge of a business combination must be reported through earnings and cannot be capitalized as part of the purchase price.

    Disposals

              The SPG Operating Partnership sold ownership interests in certain properties during each of the years ended December 31 presented in the accompanying financial statements. The disposals consisted of and resulted in the following:

	2001	2000	1999
Number of properties sold	3	7	2
Combined gross sales price	$20,325	$142,575	$46,750
Net combined consolidated gains (losses)	$2,603	$19,704	($1,942)

              The SPG Operating Partnership is continuing to pursue the sale of its remaining non-retail holdings and a number of retail assets that are no longer aligned with the SPG Operating Partnership's strategic criteria. The SPG Operating Partnership may decide to sell Properties that are held for use, in which case the sale prices of these assets may be less than the carrying value of the related assets.

    Impairment

              In connection with the SPG Operating Partnership's anticipated disposal of nine properties the SPG Operating Partnership recorded a $47.0 million expense for the impairment of certain investment properties for the year ended December 31, 2001. In general, the overall decline in the economy has caused tenants to vacate space at certain lower quality properties decreasing occupancy rates and leading to declines in the fair values of these assets due to decreased profitability. In addition, the SPG Operating Partnership has committed to a plan to dispose of these assets in 2002. The impairment of these assets was estimated using a combination of cap rate analysis and discounted cash flows from the individual properties' operations as well as contract prices, if applicable. The actual losses may differ from these estimates. The nine properties' cash flows and results of operations were not material to the cash flows and results of operations of the SPG Operating Partnership and their removal from service will not materially affect the SPG Operating Partnership's ongoing operations. The total carrying amounts of these properties were $87.2 million at December 31, 2001 and were included in investment properties.

              The SPG Operating Partnership also recorded a $10.6 million expense for the impairment of two Properties for the year ended December 31, 2000 for the same reasons discussed above. These two Properties were subsequently sold in 2001.

              The SPG Operating Partnership also wrote-off certain technology assets in 2001. The write-off was comprised of consolidated miscellaneous technology investments of $2.7 million recorded in other expense and the SPG Operating Partnership's net $13.9 million share of the write-off of technology investments, primarily clixnmortar as to which the SPG Operating Partnership has decided to postpone further development, recorded in the Management Company.

5.    Summary of Significant Accounting Policies

    Investment Properties

              Investment Properties are recorded at cost or predecessor cost for Properties acquired from certain of the SPG Operating Partnership's Unitholders. Investment Properties for financial reporting purposes are reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. Impairment of investment Properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated fair value is charged to income.

              Investment Properties include costs of acquisitions, development and predevelopment, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead. Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life, which is generally 35 years or the term of the applicable tenant's lease in the case of tenant inducements. Depreciable lives are reviewed periodically and are adjusted when necessary to reflect a shorter economic life. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

              Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

    Goodwill

              Goodwill resulted from the SPG Operating Partnership's merger with Corporate Property Investors, Inc. in 1998. Goodwill is amortized over the estimated life of the properties of 35 years. See Note 13 for the impact of the new accounting pronouncement SFAS No. 142 "Goodwill and Other Intangible Assets."

    Use of Estimates

              The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

    Capitalized Interest

              Interest is capitalized on projects during periods of construction. Interest capitalized during 2001, 2000 and 1999 was $9,807, $18,210, and $19,641, respectively.

    Segment Disclosure

              The SPG Operating Partnership's interests in its regional malls, community centers and other assets represent one segment because resource allocation and other operating decisions are based on an evaluation of the entire portfolio.

    Long-term Investment

              Investments in securities classified as available for sale are reflected at market value with the changes in market value reflected as comprehensive income in partners' equity. These investments were sold in 2000.

    Deferred Costs

              Deferred costs consist primarily of financing fees incurred to obtain long-term financing and internal and external leasing commissions and related costs. Deferred financing costs are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. Net deferred costs of $142,592 and $138,396 are net of accumulated amortization of $180,051 and $148,697 as of December 31, 2001 and 2000, respectively.

              Interest expense in the accompanying consolidated Statements of Operations and Comprehensive income includes amortization in each year of the following:

	2001	2000	1999
Amortization of deferred financing costs	$16,513	$15,798	$17,535
Amortization of debt premiums net of discounts	($5,178)	($5,391)	($5,707)

    Accounting Policies for Derivatives

              The SPG Operating Partnership uses a variety of derivative financial instruments in the normal course of business to manage or hedge the risks described in Note 8 and records all derivatives on its balance sheets at fair value. The SPG Operating Partnership requires that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. Any instrument that meets these hedging criteria is formally designated as a hedge at the inception of the derivative contract.

              The SPG Operating Partnership adjusts its balance sheets on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The SPG Operating Partnership has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

              The SPG Operating Partnership uses standard market conventions to determine the fair values of derivative instruments and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

    Revenue Recognition

              The SPG Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment Properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Certain tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Beginning January 1, 2000, the SPG Operating Partnership recognizes overage rents only when each tenant's sales exceeds its sales threshold. Overage rents were previously recognized as revenues based on reported and estimated sales for each tenant through December 31, less the applicable base sales amount. Differences between estimated and actual amounts are recognized in the subsequent year. See Note 13 for description and impact of the accounting change.

              Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred. The SPG Operating Partnership receives escrow payments for these reimbursements from substantially all its tenants throughout the year. This reduces the risk of loss on uncollectible accounts once the SPG Operating Partnership performs the final year end billings for recoverable expenditures. Differences between estimated recoveries and the final billed amounts are recognized in the subsequent year.

    Allowance for Credit Losses

              A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 2001, 2000 and 1999 was as follows:

Year Ended	Balance at Beginning of Year	Provision for Credit Losses	Accounts Written Off	Balance at End of Year
December 31, 2001	$20,068	$8,387	$(3,961)	$24,494

December 31, 2000	$14,488	$9,603	$(4,023)	$20,068

December 31, 1999	$14,476	$8,367	$(8,355)	$14,488

    Income Taxes

              As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners', accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

    Per Unit Data

              Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding if all dilutive potential common Units would have been converted into Units at the earliest date possible. The following table sets forth the computation for the SPG Operating Partnership's basic and diluted earnings per Unit.

	For the Year Ended December 31,
	2001	2000	1999
Income before extraordinary items, before cumulative effect of accounting change, after the unusual item and after the preferred unit requirement	$203,588	$275,948	$228,520
Extraordinary items	163	(649)	(6,705)
Cumulative effect of accounting change	(1,700)	(12,311)	—

Net Income available to Unitholders	$202,051	$262,988	$221,815

Weighted Average Units Outstanding – Basic	235,750,287	236,535,534	232,569,029
Effect of stock options	358,414	99,538	137,002

Weighted Average Units Outstanding – Diluted	236,108,701	236,635,072	232,706,031

Basic and diluted per share amounts:
Extraordinary items	—	—	(0.03)
Cumulative effect of accounting change	(0.01)	(0.05)	—

              Basic and diluted earnings per Unit is presented in the financial statements based upon the weighted average number of Units outstanding of the SPG Operating Partnership. Preferred Units issued and outstanding during the comparative periods did not have a dilutive effect on earnings per Unit. Paired Units held by limited partners in the Operating Partnerships may be exchanged for Paired Shares, on a one-for-one basis in certain circumstances. If exchanged, the Paired Units would not have a dilutive effect. The increase in weighted average Units outstanding under the diluted method over the basic method in every period presented for the SPG Operating Partnership is due entirely to the effect of outstanding stock options. The SPG Operating Partnership accrues distributions when they are declared.

    Cash and Cash Equivalents

              All highly liquid investments purchased with an original maturity of 90 days or less are considered cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities.

    Noncash Transactions

              Please refer to Notes 3, 4, 7, 10, and 12 for additional discussion of noncash transactions.

    Comprehensive Income

              The following table summarizes the components of other comprehensive income for the SPG Operating Partnership:

	For the Year Ended December 31,
	2001	2000	1999
Cumulative effect of accounting change (Note 13)	$(1,995)	$—	$—
Unrealized losses on interest rate hedge agreements	(12,041)	—	—
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	4,071
Other	72	8,098	(8,274)

Other comprehensive income	$(9,893)	$8,098	$(8,274)

              As of December 31, 2001, $9.9 million of accumulated other comprehensive income is included in partners' equity, of which $7.2 million is included in general partners' equity and $2.7 million is included in limited partners' equity. Accumulated other comprehensive income consists of unrealized losses on derivative instruments. There was no accumulated other comprehensive income as of December 31, 2000.

    Reclassifications

              Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

6.    Investment Properties

              Investment Properties consist of the following:

	December 31,
	2001	2000
Land	$1,960,623	$1,973,380
Buildings and improvements	10,972,343	10,820,467

Total land, buildings and improvements	12,932,966	12,793,847
Furniture, fixtures and equipment	99,013	89,624

Investment properties at cost	13,031,979	12,883,471
Less–accumulated depreciation	1,863,682	1,471,178

Investment properties at cost, net	$11,168,297	$11,412,293

              Investment Properties include $111,217 and $122,277 of construction in progress at December 31, 2001 and 2000, respectively.

7.    Investments in Unconsolidated Entities

              Joint ventures are common in the real estate industry. The SPG Operating Partnership utilizes joint ventures to finance certain properties and to diversify its risk in a particular trade area. In addition, the SPG Operating Partnership's size makes it an attractive partner for other real estate companies that may not want to assume or do not have the ability to assume 100% of the risk of a particular project or acquisition. As discussed in Note 2, since the SPG Operating Partnership does not fully control these properties, its accounting policy and current GAAP requires that it account for these properties on the equity method of accounting. Summary financial information of the joint ventures and a summary of the SPG Operating Partnership's investment in and share of income from such joint ventures follow.

	December 31,
	2001	2000
BALANCE SHEETS
Assets:
Investment properties at cost, net	$6,880,665	$6,563,470
Cash and cash equivalents	202,985	188,048
Tenant receivables	195,132	165,583
Other assets	169,569	186,147

Total assets	$7,448,351	$7,103,248

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,689,388	$5,128,879
Accounts payable, accrued expenses and other liabilities	306,445	295,325

Total liabilities	5,995,833	5,424,204
Partners' equity	1,452,518	1,679,044

Total liabilities and partners' equity	$7,448,351	$7,103,248

The SPG Operating Partnership's Share of:
Total assets	$3,084,342	$2,875,125

Partners' equity	$746,537	$652,279
Add: Excess Investment	563,278	557,548

The SPG Operating Partnership's net Investment in Joint Ventures	$1,309,815	$1,209,827

              "Excess Investment" represents the unamortized difference of the SPG Operating Partnership's investment over its share of the equity in the underlying net asset of the partnerships and joint ventures acquired. Excess investment is amortized over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities. The statement of operations summary financial information includes in the 1999 amortization a $5,000 writedown on a joint venture investment.

              As of December 31, 2001, scheduled principal repayments on joint venture indebtedness were as follows:

2002	$415,850
2003	534,512
2004	489,769
2005	951,348
2006	766,171
Thereafter	2,519,242

Total principal maturities	5,676,892
Net unamortized debt premiums	12,496
Total mortgages and other notes payable	$5,689,388

              This debt becomes due in installments over various terms extending through 2011 with interest rates ranging from 2.24% to 9.05% and a weighted average rate of 6.10% at December 31, 2001.

	For the Year Ended December 31,
	2001	2000	1999
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$835,348	$766,379	$570,902
Overage rent	30,356	31,174	25,957
Tenant reimbursements	403,817	377,673	276,223
Other income	54,940	56,467	45,140

Total revenue	1,324,461	1,231,693	918,222
Operating Expenses:
Operating expenses and other	470,610	447,331	324,061
Depreciation and amortization	263,174	237,938	170,339

Total operating expenses	733,784	685,269	494,400

Operating Income	590,677	546,424	423,822
Interest Expense	367,065	357,380	235,179
Loss on Sale of Assets	—	(6,990)	—

Income Before Extraordinary Items and Cumulative Effect of Accounting Change ("IBEC")	223,612	182,054	188,643
Cumulative Effect of Accounting Change	(3,011)	(3,948)	—
Extraordinary Items–Debt Extinguishments	(295)	(1,842)	(66)

Net Income	$220,306	$176,264	$188,577

Third-Party Investors' Share of IBEC	134,931	103,506	116,465

The SPG Operating Partnership's Share of IBEC	$88,681	$78,548	$72,178
Amortization of Excess Investment	21,279	20,972	27,252

Income from Joint Ventures	$67,402	$57,576	$44,926

    European Investment

              The balance sheets and results of operations of the SPG Operating Partnership's European investments are included in the summary financial information of joint ventures above. The SPG Operating Partnership has a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"). Prior to January 2001, the Management Company had a 29% ownership interest in Groupe BEG, S.A. ("BEG") which was accounted for using the equity method of accounting. In January 2001, BEG merged with ERE and became a wholly-owned subsidiary of ERE. During the third quarter of 2001, the Management Company transferred its interest in ERE at its carrying value of $29.9 million to the SPG Operating Partnership through the intercompany note to simplify the organizational structure. BEG and ERE are fully integrated European retail real estate developers, lessors and managers. The SPG Operating Partnership's current total investment in ERE and BEG, including subordinated debt, is approximately $73.4 million. The current estimated additional commitment, including subordinated debt, is approximately $27.6 million. However, since the SPG Operating Partnership's future commitments are subject to certain performance and other criteria, including the SPG Operating Partnership's approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow the SPG Operating Partnership to acquire an additional 28.5% ownership interest over time. As of December 31, 2001, BEG and ERE had four properties open in Poland and two in France.

              The translation adjustment resulting from the conversion of BEG and ERE's financial statements from Euros to U.S. dollars was not significant for the years ended December 31, 2001, 2000 and 1999.

    The Management Company

              The SPG Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, all of the 8% cumulative Class A preferred stock, all of the 6% Cumulative Class B preferred stock, and all of the 6% Cumulative Class C preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by certain Simon family members. Because the SPG Operating Partnership exercises significant influence but not control over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting. The SPG Operating Partnership has accounted for the Management Company as an unconsolidated entity since it became a public company. One of the primary reasons for the Management Company being accounted for as a non-consolidated joint venture is that the income generated from management fees, leasing fees, and development contracts as well as other income is considered impermissible under REIT requirements of the Code. Transactions may be structured through the Management Company to avoid jeopardizing SPG's status as a REIT under the Code.

              The Management Company, including its consolidated subsidiaries, provides management, leasing, development, project management, accounting, legal, marketing and management information systems services and property damage and general liability insurance coverage to certain Portfolio Properties. The SPG Operating Partnership incurred total costs of $86,488, $86,238 and $82,630 on consolidated Properties, related to services provided by the Management Company and its affiliates in 2001, 2000 and 1999, respectively. Certain of these amounts are capitalized by the SPG Operating Partnership for leasing and development costs. Common costs are allocated by the Management Company to the SPG Operating Partnership using assumptions that management believes are reasonable. Amounts due to the Management Company under cost-sharing arrangements and management contracts are netted in notes and advances receivable from the Management Company and affiliates. In addition, the Management Company also provides certain of such services to Melvin Simon & Associates, Inc. ("MSA"), and certain other non-owned properties for a fee. Fees for services provided by the Management Company to MSA were $4,249, $4,246 and $3,853 for the years ended December 31, 2001, 2000 and 1999, respectively.

              As of December 31, 2001 and 2000, amounts due from the Management Company for unpaid accrued interest and unpaid accrued preferred dividends were not material to the consolidated financial statements or to those of SPG. Included in other income, the SPG Operating Partnership recorded interest income and preferred dividends from the Management Company of the following:

	For the Year Ended December 31,
	2001	2000	1999
Interest and preferred dividends	$13,638	$13,140	$11,180

              The Management Company elected to become a taxable REIT subsidiary ("TRS") effective January 1, 2001. The SPG Operating Partnership and the Management Company performed the following recapitalization transactions in order to implement the SPG Operating Partnership's new TRS strategy. The SPG Operating Partnership contributed its ownership in clixnmortar at its carrying value of $22.6 million and $385 to the Management Company in exchange for 2,140 shares of 6% Cumulative Class B preferred stock of the Management Company on March 31, 2001. In addition, the SPG Operating Partnership contributed $60.2 million of its note receivable from the Management Company in exchange for 5,600 shares of 6% Cumulative Class C preferred stock on December 31, 2001. The SPG Operating Partnership's economic ownership of the Management Company increased to 98.0% from 90.0% as a result of these transactions. Finally, the SPG Operating Partnership agreed to reduce the interest rate on the note receivable from the Management Company to 7% from 11% effective January 1, 2002 to more accurately reflect current interest rate conditions.

              Summarized consolidated financial information of the Management Company and a summary of the SPG Operating Partnership's investment in and share of income from the Management Company follows and includes the effects of the Management Company's ownership of MerchantWired LLC.

	December 31,
	2001	2000
BALANCE SHEET DATA:
Total assets	$232,024	$246,713
Notes payable to the SPG Operating Partnership at 11%, due 2008, and advances	79,738	182,401
Shareholders' equity	75,948	35,630
The SPG Operating Partnership's Share of:
Total assets	$229,434	$234,279

Net investment in the Management Company	$107,719	$54,377

	For the Year Ended December 31,
	2001	2000	1999
OPERATING DATA:
Total revenue and income/loss from joint ventures	$111,713	$89,518	$115,761
Operating (Loss) Income	(2,115)	33,190	5,573
Net Income (Loss) Available for Common Shareholders	$(4,550)	$31,790	$4,173

The SPG Operating Partnership's Share of Net Income (Loss) after intercompany profit elimination	$(2,739)	$26,746	$4,715

              The SPG Operating Partnership's share of the Management Company's net investment in and receivables from MerchantWired LLC was $33.7 million at December 31, 2001. The SPG Operating Partnership, along with the other members of MerchantWired LLC, is in the final stages of negotiating a sale of MerchantWired LLC to a third party for cash and contingent consideration. Completing the sale is subject to finalizing the termination or modification of certain third party contracts, the buyer obtaining credit approval from its lenders, and certain regulatory and other matters. As a condition of this transaction, the SPG Operating Partnership will also acquire approximately $24 million of cable and related infrastructure from MerchantWired LLC and will make an $8 million additional contribution to MerchantWired LLC. These proceeds, along with proceeds from other members, will be used by MerchantWired LLC to satisfy amounts outstanding under various lease arrangements and trade payables, resulting in the members being relieved of all guarantee arrangements. Management expects the transaction to close in April. The amount of contingent consideration due to the SPG Operating Partnership and the other members will be determined based upon a multiple of annualized December 2003 and December 2004 MerchantWired LLC revenues. If this transaction is not completed, the future of MerchantWired LLC will be impacted unless MerchantWired LLC is able to obtain future capital commitments.

8.    Indebtedness

              The SPG Operating Partnership's mortgages and other notes payable consist of the following:

	December 31,
	2001	2000
Fixed-Rate Debt
Mortgages and other notes, including $3,535 and $3,045 net discounts, respectively. Weighted average interest and maturity of 7.4% and 6.6 years.	$2,182,552	$2,178,926
Unsecured notes, including $17,167 and $4,752 net discounts, respectively. Weighted average interest and maturity of 7.1% and 5.3 years.	4,722,833	3,485,248
6 3/4% Putable Asset Trust Securities, including $476 and $701 premiums, respectively, due November 2003.	100,476	100,701
7% Mandatory Par Put Remarketed Securities, including $5,083 and $5,150 premiums, respectively, due June 2028 and subject to redemption June 2008.	205,083	205,150
Commercial mortgage pass-through certificates. Five classes bearing interest at weighted average rates and maturities of 7.3% and 3.0 years.	175,000	175,000

Total fixed-rate debt	7,385,944	6,145,025
Variable-Rate Debt
Mortgages and other notes, including $32 and $375 premiums, respectively. Weighted average interest and maturity of 3.7% and 2.5 years.	$933,038	$757,436
Credit Facility (see below)	188,000	645,000
Merger Facility (see below)	—	925,000
Euro Facility (see below)	50,202	33,192
Commercial mortgage pass-through certificates, interest at 6.2%, due December 2004.	50,000	50,000
Unsecured term loans. Weighted average rates and maturities of 2.7% and 0.7 years.	237,929	172,929

Total variable-rate debt	1,459,169	2,583,557
Fair value interest rate swaps	(3,735)	—
Total mortgages and other notes payable, net	$8,841,378	$8,728,582

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

              Mortgages and Other Notes.    Certain of the Properties are pledged as collateral to secure the related mortgage notes. The net book value of these Properties was $3.6 billion at December 31, 2001. The fixed and variable mortgage notes are nonrecourse. In addition, certain notes have partial guarantees by various limited partner Unitholders of approximately $559.3 million. The fixed-rate mortgages generally require monthly payments of principal and/or interest. Variable-rate mortgages are typically based on LIBOR.

              Unsecured Notes.    Certain of the SPG Operating Partnership's unsecured notes totaling $825.0 million with weighted average interests and maturities of 8.0% and 6.1 years, respectively, are structurally senior in right of payment to holders of other SPG Operating Partnership unsecured notes to the extent of the assets and related cash flows of certain Properties. Certain of the unsecured notes are guaranteed by the SPG Operating Partnership.

              On February 4, 1999, the SPG Operating Partnership completed the sale of $600.0 million of senior unsecured notes. These notes include two $300.0 million tranches. The first tranche bears interest at 6.75% and matures on February 4, 2004 and the second tranche bears interest at 7.125% and matures on February 4, 2009. The SPG Operating Partnership used the net proceeds of approximately $594.0 million to retire the $450.0 million initial tranche of the Merger Facility (see below) and to pay $142.0 million on the outstanding balance of the Credit Facility (see below).

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

              On August 6, 2001, the SPG Operating Partnership retired the third and final tranche of the Merger Facility totaling $435.0 million. The SPG Operating Partnership generated the funds used to retire this debt primarily from its $277.0 million financing of four mall properties at a fixed rate of 6.99%, its $110.0 million financing of one office complex at LIBOR plus 115 basis points, and excess cash flow.

              On October 26, 2001, the SPG Operating Partnership completed the sale of $750.0 million of 6.375% senior unsecured notes due November 15, 2007. Net proceeds from the offering were initially used to reduce the outstanding balance of the Credit Facility. Ultimately, the SPG Operating Partnership plans to retire mortgage indebtedness on six wholly-owned properties and to retire $250.0 million of 9% bonds that mature in early 2002 with borrowings from the Credit Facility.

              Credit Facility.    The Credit Facility is a $1.25 billion unsecured revolving credit facility. During 1999, the SPG Operating Partnership obtained a three-year extension on the Credit Facility to August of 2002, with an additional one-year extension available at the SPG Operating Partnership's option. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating, with an additional 15 basis point facility fee on the entire $1.25 billion. The maximum and average amounts outstanding during 2001 under the Credit Facility were $863.0 million and $581.5 million, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 2001, the Credit Facility had an effective interest rate of 2.53%, with $1.1 billion available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

              Merger Facility.    In conjunction with the merger with Corporate Property Investors, Inc. ("CPI Merger") in 1998, the SPG Operating Partnership and SPG, as co-borrowers, closed a $1.4 billion medium term unsecured bridge loan (the "Merger Facility"). On August 6, 2001, the SPG Operating Partnership retired the third and final tranche of the Merger Facility totaling $435.0 million. The SPG Operating Partnership generated the funds used to retire this debt primarily from its $277.0 million financing of four mall properties at fixed rate of 6.99%, its $110.0 million financing of one office complex at LIBOR plus 115 basis points, and excess cash flow.

              Euro Facility.    On July 31, 2000 the SPG Operating Partnership entered into a Euro-denominated unsecured Credit Agreement to fund its European investment. This Credit Agreement consists of a 25 million Euros term loan and a 35 million Euros revolving credit facility. The interest rate for each loan is Euribor plus 60 basis points, with a facility fee of 15 basis points. The interest rate on 30 million Euros is swapped at 7.75%. The maturity date is July 31, 2004 including a one year extension.

    Debt Maturity and Other

              As of December 31, 2001, scheduled principal repayments on indebtedness were as follows:

2002	$665,485
2003	1,358,315
2004	1,532,302
2005	867,941
2006	846,738
Thereafter	3,589,443

Total principal maturities	8,860,224
Net unamortized debt discounts and other	(18,846)

Total mortgages and other notes payable	$8,841,378

              Cash paid for interest, net of any amounts capitalized, during 2001, 2000 and 1999 was $588,889, $646,184, and $566,156, respectively.

    Derivative Financial Instruments

              Prior to the adoption of accounting standard SFAS 133 relating to derivatives (refer to Note 13), the SPG Operating Partnership had entered into interest rate protection agreements in the form of "cap" or "swap" arrangements with respect to certain of its mortgages and other notes payable. The total notional amount outstanding under these arrangements was $213.2 million as of December 31, 2000. The unamortized balance of these agreements was $248 as of December 31, 2000.

              As of December 31, 2001, the SPG Operating Partnership has recorded derivatives at their fair values of $1.0 million included in other assets, $10.6 million included in other liabilities, and $3.7 million in mortgage and other notes payable as appropriate. These derivatives consist of LIBOR and EURIBOR based swaps, caps, collars, and cross-currency interest rate swaps with a total notional amount of $758.6 million, with maturity dates ranging from July 2003 to January 2005. Joint venture derivatives with a total asset fair value of $337 consist of interest rate caps with a total notional amount of $1.0 billion, with maturity dates ranging from January 2002 to May 2006. Within the next twelve months, the SPG Operating Partnership expects to reclassify to earnings approximately $4.6 million of expense of the current balance held in accumulated other comprehensive income.

              The SPG Operating Partnership's exposure to market risk due to changes in interest rates primarily relates to the SPG Operating Partnership's long-term debt obligations. The SPG Operating Partnership manages exposure to interest rate market risk through its risk management strategy by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. The SPG Operating Partnership is also exposed to foreign currency risk on financings of certain foreign operations. To manage foreign currency exchange rate risk as part of its risk management strategy, the SPG Operating Partnership has also entered into a foreign currency forward contract. The SPG Operating Partnership's intent is to offset gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging these exposures. The SPG Operating Partnership does not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

    Fair Value of Financial Instruments

              The carrying value of variable-rate mortgages and other loans represents their fair values. The fair values of fixed-rate mortgages and other notes payable are estimated using cash flows discounted at current borrowing rates and at current market rates, respectively. The fair values of financial instruments and related discount rate assumptions used in the estimate of fair value for fixed-rate mortgages and other notes payable are summarized as follows:

	December 31,
	2001	2000
Fair value of fixed-rate mortgages and other notes payable	$7,909,049	$6,453,165
Discount rates assumed in calculation of fair value	6.86%	7.17%

9.    Rentals under Operating Leases

              The SPG Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2001, are as follows:

2002	$1,026,690
2003	955,179
2004	862,562
2005	772,730
2006	676,562
Thereafter	2,234,530

$6,528,253

              Approximately 1.5% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the SPG Operating Partnership.

10.  Partners' Equity

    Unit Issuances

              As described in Note 3, as part of the consideration paid for the NED Acquisition, the SPG Operating Partnership issued 1,269,446 Paired Units valued at approximately $36,400; 2,584,227 7% Convertible Preferred Units in the SPG Operating Partnership valued at approximately $72,800; and 2,584,227 8% Redeemable Preferred Units in the SPG Operating Partnership valued at approximately $78,000. In addition, as part of the NED Acquisition, the SPG Operating Partnership issued 3,617,070 Paired Units to SPG in exchange for a note receivable, which is recorded as a reduction of partners' equity. During 2001, an additional 8,185 Paired Units were issued that were held back at the time of the acquisition pursuant to the resolution of a closing contingency.

    Preferred Units

              The following table summarizes each of the series of preferred Units of the SPG Operating Partnership:

	As of December 31,
	2001	2000
Series A 6.5% Convertible Preferred Units, 209,249 units authorized, 49,839 and 51,059 issued and outstanding, respectively	$63,688	$65,246
Series B 6.5% Convertible Preferred Units, 5,000,000 units authorized, 4,830,057 issued and outstanding	449,196	449,196
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized and 2,600,895 and 2,584,227 issued and outstanding, respectively	72,823	72,358
Series D 8.00% Cumulative Redeemable Preferred Units, 2,700,000 units authorized and 2,600,895 and 2,584,227 issued and outstanding, respectively	78,027	77,527
Series E 8.00% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 1,000,000 issued and outstanding	24,449	24,242
Series F (SPG Properties Series B in 2000) 8.75% Cumulative Redeemable Preferred Units, 8,000,000 units authorized, issued and outstanding, see below	192,989	192,989
Series G (SPG Properties Series C in 2000) 7.89% Cumulative Step-Up Premium RateSM Convertible Preferred Units, 3,000,000 units authorized, issued and outstanding, see below	147,146	146,877

	$1,028,318	$1,028,435

              SPG Properties, Inc. Merger.    The Boards of Directors of SPG and SPG Properties,  Inc. ("SPG Properties"), a general partner of the SPG Operating Partnership, on May 8, 2001 approved an agreement for the merger of SPG Properties into SPG in order to simplify the organizational structure of the Companies. The merger was completed and became effective on July 1, 2001. SPG previously owned

99.999% of the common stock of SPG Properties. In the merger, outstanding shares of SPG Properties' preferred stock were converted into shares of SPG preferred stock having substantially identical terms. SPG Properties' Series B preferred stock was converted to Series F preferred stock of SPG and SPG Properties' Series C preferred stock was converted to Series G preferred stock of SPG. SPG holds preferred units in the SPG Operating Partnership with economic terms substantially identical to the corresponding class of SPG preferred stock. The preferred units shown as Series as Series F and G above prior to the merger with SPG Properties represented the preferred units associated with the two classes of SPG Properties preferred stock.

              On January 27, 2000, SD Property Group, Inc., a substantially wholly owned subsidiary of SPG Properties, merged with and into SPG Properties.

              Series A Convertible Preferred Units.    During 2001, 1,220 units of the SPG Operating Partnership's Series A Convertible Preferred Units were converted into 46,355 Paired Units. In addition, another 442 Paired Units were issued to the holders of the converted units in lieu of the cash dividends allocable to those preferred units. During 2000, 2,212 Series A Convertible Preferred Units were converted into 84,046 Paired Units. In addition, another 1,242 Paired Units were issued to the holders of the converted units in lieu of the cash dividends allocable to those preferred units. Each of the Series A Convertible Preferred Units has a liquidation preference of $1,000 and is convertible into 37.995 Paired Units, subject to adjustment under certain circumstances. The Series A Convertible Preferred Units are not redeemable, except as needed to maintain or bring the direct or indirect ownership of the capital stock of SPG into conformity with REIT requirements.

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

              Series C and D Preferred Units.    In connection with the NED Acquisition, the SPG Operating Partnership issued two new series of preferred Units during 1999 as a component of the consideration for the Properties acquired. The SPG Operating Partnership authorized 2,700,000, and issued 2,584,227, 7.00% Cumulative Convertible Preferred Units (the "7.00% Preferred Units") having a liquidation value of $28.00 per Unit. During 2001, an additional 16,668 Units were issued that were held back at the time of acquisition pursuant to the resolution of a closing contingency. The 7.00% Preferred Units accrue cumulative dividends at a rate of $1.96 annually, which is payable quarterly in arrears. The 7.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of SPG with terms substantially identical to the 7.00% Preferred Units or Paired Units at a ratio of 0.75676 to one provided that the closing stock price of SPG's Paired Shares exceeds $37.00 for any three consecutive trading days prior to the conversion date. The SPG Operating Partnership may redeem the 7.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in Paired Units. In the event of the death of a holder of the 7.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 7.00% Preferred Units at liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

              The SPG Operating Partnership also authorized 2,700,000, and issued 2,584,227, 8.00% Cumulative Redeemable Preferred Units (the "8.00% Preferred Units") having a liquidation value of $30.00. During 2001, an additional 16,668 Units were issued that were held back at the time of acquisition pursuant to the resolution of a closing contingency. The 8.00% Preferred Units accrue cumulative dividends at a rate of $2.40 annually, which is payable quarterly in arrears. The 8.00% Preferred Units are each paired with one 7.00% Preferred Unit or with the Paired Units into which the 7.00% Preferred Units may be converted. The SPG Operating Partnership may redeem the 8.00% Preferred Units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the SPG Operating Partnership having the same terms as the 8.00% Preferred Units, except that the distribution coupon rate would be reset to a then determined market rate, or in Paired Units. The 8.00% Preferred Units are convertible at the holders' option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of SPG with terms substantially identical to the 8.00% Preferred Units. In the event of the death of a holder of the 8.00% Preferred Units, or the occurrence of certain tax triggering events applicable to a holder, the SPG Operating Partnership may be required to redeem the 8.00% Preferred Units owned by such holder at their liquidation value payable at the option of the SPG Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or Paired Shares.

              Series E Cumulative Redeemable Preferred Units.    As part of the consideration for the purchase of ownership in Mall of America, SPG issued 1,000,000 shares of Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") for $24,242, net of issuance costs. The Series E Preferred Stock is redeemable beginning August 27, 2004 at the liquidation value of $25 per share. The carrying value is being accreted to the liquidation value over the non-redeemable period. SPG contributed the interest in Mall of America to the SPG Operating Partnership in exchange for cash and the preferred units with economic terms identical to the Series E Preferred Stock.

              Series F Cumulative Redeemable Preferred Units.    SPG Properties, formerly a general partner of the SPG Operating Partnership, previously had outstanding 8,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock and also held preferred units in the SPG Operating Partnership with economic terms substantially identical to the corresponding class of SPG Properties preferred stock. As part of the merger of SPG and SPG Properties, SPG issued 8,000,000 shares of 8.75% Series F Cumulative Redeemable Preferred Stock (the "Series F Preferred Shares") in exchange for SPG Properties' 8.75% Series B Cumulative Redeemable Stock on a share-for-share basis. The Series F Preferred Shares may be redeemed any time on or after September 29, 2006, at a liquidation value of $25.00 per share, plus accrued and unpaid dividends. The liquidation value (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of SPG, which may include other series of preferred shares. SPG holds preferred units in the SPG Operating Partnership with economic terms substantially identical to those of the Series F Preferred Shares.

              Series G Cumulative Step-Up Premium RateSM Preferred Units.    SPG Properties, formerly a general partner of the SPG Operating Partnership, also previously had outstanding 3,000,000 shares of its 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock and also held preferred units in the SPG Operating Partnership with economic terms substantially identical to the corresponding class of SPG Properties preferred stock. As part of the merger of SPG and SPG Properties, SPG issued 3,000,000 shares of 7.89% Series G Cumulative Step-Up Premium RateSM Preferred Stock (the "Series G Preferred Shares") in exchange for SPG Properties' 7.89% Series C Cumulative Step-Up Premium RateSM Preferred Stock on a share-for-share basis. The Series G Preferred Shares have a liquidation value of $50.00 per share. Beginning October 1, 2012, the rate increases to 9.89% per annum. Management intends to redeem the Series G Preferred Shares prior to October 1, 2012. Beginning September 30, 2007, SPG may redeem the Series G Preferred Shares in whole or in part, using only the sale proceeds of other capital stock of SPG, at a liquidation value of $50.00 per share, plus accrued and unpaid distributions, if any, thereon. Additionally, the Series G Preferred Shares have no stated maturity and are not subject to any mandatory redemption provisions, nor are they convertible into any other securities of SPG. SPG holds preferred units in the SPG Operating Partnership with economic terms substantially identical to those of the Series G Preferred Stock.

    Notes Receivable from Former CPI Shareholders

              Notes receivable of $19,113 from former CPI shareholders, which result from securities issued under CPI's executive compensation program and were assumed in the CPI Merger, are reflected as a deduction from capital in excess of par value in the statements of partners' equity in the accompanying financial statements. Certain of such notes totaling $1,465 bear interest at rates ranging from 6.00% to 7.50% and become due during 2002. The remainder of the notes do not bear interest and become due at the time the underlying Units are sold.

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

              Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of the Companies to be granted to certain employees at no cost to those employees, subject to growth targets established by the Compensation Committee (the "Restricted Stock Program"). Restricted stock vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. The cost of restricted stock grants, which is based upon the stock's fair market value at the time such stock is earned, awarded and issued, is charged to partners' equity and subsequently amortized against earnings of the SPG Operating Partnership over the vesting period. Through December 31, 2001 a total of 2,697,806 Paired Shares, net of forfeitures, were awarded. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2001	2000	1999
Paired share awards of restricted stock, net of forfeitures	454,726	417,994	537,861
Weighted average grant price	$25.84	$22.94	$25.50
Amortization expense	$11,512	$11,770	$10,601

              The SPG Operating Partnership accounts for stock-based compensation programs using the intrinsic value method. This method measures compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Options granted to Directors in 2001 vest over a twelve-month period while the employee options granted in 2001 vest over three years. The impact on pro forma net income and earnings per share as a result of applying the fair value method, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation costs measured at the grant date based on the fair value of the award, was not material.

              The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2001	2000	1999
Weighted Average Fair Value per Option	$1.82	$1.57	$3.27
Expected Volatility	20.45 – 20.58%	20.00 – 20.01%	19.78 – 19.89%
Risk-Free Interest Rate	4.85 – 5.33%	6.08 – 6.47%	5.25 – 5.78%
Dividend Yield	7.36 – 7.83%	8.68 – 7.76%	5.32 – 6.43%
Expected Life	10 years	10 years	10 years

              The weighted average remaining contract life for options outstanding as of December 31, 2001 was 6.78 years.

              Information relating to Director Options and Employee Options from December 31, 1998 through December 31, 2001 is as follows:

	Director Options		Employee Options
	Options	Option Price per Share (1)	Options	Option Price per Share (1)
Shares under option at December 31, 1998	75,080	$24.11	1,893,907	$24.82

Granted	62,000	26.90	100,000	25.29
Exercised	(5,000)	22.25	(77,988)	23.21
Forfeited	—	N/A	(58,253)	23.48

Shares under option at December 31, 1999	132,080	$25.49	1,857,666	$24.95

Granted	24,000	26.03	726,750	23.41
Exercised	(1,360)	24.63	(43,350)	23.44
Forfeited	—	N/A	(28,000)	23.41

Shares under option at December 31, 2000	154,720	$25.67	2,513,066	$24.55

Granted	26,000	26.09	1,085,836	25.40
Exercised	(11,000)	24.93	(372,226)	22.99
Forfeited	—	N/A	(48,925)	23.94

Shares under option at December 31, 2001	169,720	$25.86	3,177,751	$25.03

Exercise price range		$22.25-$29.63		$22.25-$30.38

Options exercisable at December 31, 1999	108,080	$24.69	1,636,833	$24.46

Options exercisable at December 31, 2000	130,720	$25.61	1,705,900	$24.77

Options exercisable at December 31, 2001	143,720	$25.81	1,753,218	$25.11

(1)
Represents the weighted average price when multiple prices exist.

    Exchange Rights

              Limited partners in the Operating Partnerships have the right to exchange all or any portion of their Paired Units for Paired shares of common stock on a one-for-one basis or cash, as selected by the Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Companies' common stock at that time. The Companies have reserved 63,930,350 Paired Shares for possible issuance upon the exchange of Paired Units.

11.  Commitments and Contingencies

    Litigation

              Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and the SPG Operating Partnership. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and

Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage"). The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale. The litigation is currently in the discovery stage. The SPG Operating Partnership believes that the Triple Five litigation is without merit and intends to defend the action vigorously. The SPG Operating Partnership believes that the Triple Five litigation will not have a material adverse effect on the SPG Operating Partnership. Given the early stage of the litigation it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

              Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al.    On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., an indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the merger with DRC. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to conduct discovery relevant to each plaintiff's damages and the counterclaims asserted by the SPG Operating Partnership. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Motion for Summary Judgment on the question of damages. The Magistrate ruled on the counterclaims and found in Defendants' favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants have appealed this judgment and plaintiffs have cross-appealed. The judgment has accrued interest at 10% per annum from and after the DRC Merger Date of August 6, 1996. The SPG Operating Partnership recorded a $12,000 loss in the third quarter of 1999 related to this litigation as an unusual item. On December 19, 2001, the Court of Appeals affirmed in part, reversed in part and remanded for limited trial with respect to the issues of plaintiffs' entitlement to dividends declared before the merger and with respect to the amount of shares claimed by one of the plaintiffs. The

Court of Appeals overruled defendants' assignments of error. Defendants have petitioned the Ohio Supreme Court for review. The SPG Operating Partnership believes that established reserves are adequate and the ultimate outcome will not have a material adverse impact on its results of operations.

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

    Lease Commitments

              As of December 31, 2001, a total of 32 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2002 to 2090. These ground leases generally require payments by the SPG Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the SPG Operating Partnership for the years ended December 31, 2001, 2000 and 1999, was $13,786, $13,654, and $13,365, respectively.

              Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

2002	$7,317
2003	7,239
2004	6,772
2005	6,804
2006	6,919
Thereafter	475,872

$510,923

    Energy management services

              On September 30, 1999, Simon Property Group, L.P. entered into a multi-year contract with Enron Energy Services ("Enron") for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of the SPG Operating Partnership's joint venture partnerships. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of the December bankruptcy filing by Enron, the SPG Operating Partnership assumed total control over the management of its energy assets throughout the Portfolio, including the purchase and payment of utilities and maintenance and repair of energy related equipment. There was no service interruption to the SPG Operating Partnership's malls or tenants and the SPG Operating Partnership does not anticipate adverse financial consequences from the Enron bankruptcy.

    Insurance

              The SPG Operating Partnership's portfolio-wide general liability and property insurance policies expired on December 31, 2001. The SPG Operating Partnership renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is excluded in the SPG Operating Partnership's new property coverage. Management believes that the SPG Operating Partnership is in compliance with all insurance provisions of its debt agreements even though the SPG Operating Partnership lacks terrorism insurance coverage.

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

12.  Related Party Transactions

              On April 1, 2001, the SPG Operating Partnership became the managing general partner of SPG Administrative Services Partnership L.P. ("ASP"). In addition, the SPG Operating Partnership acquired an additional 24% partnership interest in ASP from the Management Company. Prior to acquiring the additional interest, ASP was recapitalized with $29.1 million from the Management Company, which was funded by the SPG Operating Partnership through the note receivable from the Management Company, and $0.2 million from the SPG Operating Partnership which was funded through a reduction of ASP's note payable with the SPG Operating Partnership. The SPG Operating Partnership gained control of ASP as a result of the transactions and ASP is consolidated in the SPG Operating Partnership's results since April 1, 2001. ASP was previously consolidated as part of the Management Company. The change in control and consolidation of ASP will not have a material impact on the results of operations of the SPG Operating Partnership and the other aspects of the transaction were not material. ASP employs the majority of the SPG Operating Partnership's employees and was organized to provide services for the Management Company and its affiliates as well as multiple entities controlled by the SPG Operating Partnership.

              On December 28, 2000, Montgomery Ward LLC and certain of its related entities ("Ward") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On March 1, 2001, Kimco Realty Corporation lead the formation of a limited liability company, Kimsward LLC ("Kimsward"). Kimsward acquired the right from the Bankruptcy Court to designate persons or entities to whom the Ward real estate assets were to be sold. The Management Company's interest in Kimsward was 18.5%. During 2001 the Management Company recorded $18.3 million of equity in income from Kimsward. In addition, the SPG Operating Partnership charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying statements of operations. The remaining investment in Kimsward at December 31, 2001 is not material.

              The SPG Operating Partnership transferred its $2.2 million note receivable from the SRC Operating Partnership to the Management Company in exchange for an increase in the note receivable from the Management Company to the SPG Operating Partnership.

13.  New Accounting Pronouncements

              On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill and requires the purchase method of accounting for all acquisitions. SFAS 141 is effective for the SPG Operating Partnership for any business combination that is completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by the SPG Operating Partnership after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the SPG Operating Partnership is required to adopt SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill will cease and the new impairment-only approach will apply and may not be applied retroactively. The SPG Operting Partnership does not expect any impairment on goodwill from the adoption of SFAS 142 and the impact of SFAS 142 will be to eliminate the amortization of goodwill thereby increasing the SPG Operating Partnership's income before allocation to limited partners by approximately $1.2 million annually.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 is a broad statement that provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. The effective date for adoption of SFAS No. 144 is January 1, 2002. The SPG Operating Partnership is currently evaluating the impact of SFAS No. 144. SFAS No. 144 will also require the SPG Operating Partnership to reclassify the results of operations of properties sold which are not already classified as held for sale out of operating income into discontinued operations for all years presented.

              On January 1, 2001 the SPG Operating Partnership adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires the SPG Operating Partnership to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the income statement or other comprehensive income, as appropriate under SFAS 133. SFAS 133 currently impacts the accounting for the SPG Operating Partnership's interest rate and foreign currency rate risk protection agreements.

              On adoption of SFAS 133, the SPG Operating Partnership recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on its balance sheet and in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes." On adoption, the SPG Operating Partnership's net fair value of derivatives was ($2.0) million, of which $3.1 million was recorded in other liabilities and $1.1 million was recorded in other assets. In addition, $2.0 million of unrecognized loss was recorded in other comprehensive income as a cumulative effect of accounting change and an expense of $1.7 million was recorded as a cumulative effect of accounting change in the statement of operations, which includes the SPG Operating Partnership's $1.5 million share of joint venture cumulative effect of accounting change.

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

14.  Quarterly Financial Data (Unaudited)

              Consolidated summarized quarterly 2001 and 2000 data is as follows:

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$487,209	$484,569	$496,447	$565,085
Operating income	208,433	208,947	214,698	199,903	(1)
Income before unusual item, extraordinary items, and cumulative effect of accounting change	62,724	69,803	69,884	78,622
Net income available to Unitholders	41,630	50,457	50,330	59,634
Net income before extraordinary items per Unit–Basic and Diluted (1)	$0.19	$0.21	$0.21	$0.25
Net income per Unit–Basic and Diluted (1)	$0.18	$0.21	$0.21	$0.25
Weighted Average Units Outstanding	235,271,163	235,708,099	235,964,645	236,045,560
Diluted weighted Average Units Outstanding	235,448,117	236,027,715	236,249,803	236,325,629
(1)
– The fourth quarter of 2001 includes an impairment charge of $47.0 million.

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$473,465	$484,450	$490,474	$552,322
Operating income	208,601	207,948	221,525	259,308	(2)
Income before unusual item, extraordinary items, and cumulative effect of accounting change	71,909	77,782	78,368	125,299
Net income available to Unitholders	39,786	58,414	59,034	105,754
Net income before extraordinary items per Unit – Basic and Diluted (1)	$0.22	$0.25	$0.25	$0.44
Net income per Unit – Basic and Diluted (1)	$0.17	$0.25	$0.25	$0.44
Weighted Average Units Outstanding	236,995,130	237,439,435	236,491,268	235,229,750
Diluted weighted Average Units Outstanding	237,040,394	237,582,451	236,593,972	235,332,395
(2)
– The second quarter of 2000 includes an impairment charge of $10.6 million.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
By:	Simon Property Group, Inc., Managing General Partner
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 29, 2002

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 29, 2002
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 29, 2002
/s/ HANS C. MAUTNER Hans C. Mautner	Vice Chairman of the Board of Directors	March 29, 2002
/s/ RICHARD SOKOLOV Richard Sokolov	President, Chief Operating Officer and Director	March 29, 2002
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 29, 2002
/s/ BIRCH BAYH Birch Bayh	Director	March 29, 2002
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 29, 2002
/s/ G. WILLIAM MILLER G. William Miller	Director	March 29, 2002

/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 29, 2002
/s/ J. ALBERT SMITH J. Albert Smith	Director	March 29, 2002
/s/ PHILIP J. WARD Philip J. Ward	Director	March 29, 2002
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 29, 2002
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2002
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SCHEDULE

To Simon Property Group, Inc.:

              We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K and have issued our report thereon dated March 28, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, "Schedule III: Real Estate and Accumulated Depreciation", as of December 31, 2001, is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Indianapolis, Indiana
March 28, 2002.

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$11,634	$154	$19,275	$19,429	$4,805	1993
Amigoland Mall, Brownsville, TX	0	1,045	1,318	0	919	1,045	2,237	3,282	2,607	1974
Anderson Mall, Anderson, SC	27,500	1,712	18,072	1,363	4,587	3,075	22,659	25,734	8,326	1972
Arsenal Mall, Watertown, MA	35,900	14,500	44,763	0	524	14,500	45,287	59,787	2,829	1999 (Note 4)
Arsenal Mall HCHP, Watertown, MA	0	1,005	2,917	0	0	1,005	2,917	3,922	181	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	0	4,080	11,400	59,772	71,172	5,897	1998 (Note 4)
Barton Creek Square, Austin, TX	0	4,414	20,699	771	41,614	5,185	62,313	67,498	15,217	1981
Battlefield Mall, Springfield, MO	88,553	3,919	27,310	3,225	38,930	7,144	66,240	73,384	21,759	1970
Bay Park Square, Green Bay, WI	24,848	6,864	25,623	1,620	3,447	8,484	29,070	37,554	4,791	1996 (Note 4)
Bergen Mall, Paramus, NJ	0	10,918	92,893	0	8,508	10,918	101,401	112,319	15,533	1996 (Note 4)
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,433	6,641	25,015	31,656	3,717	1996 (Note 4)
Bowie Town Center, Bowie, MD	47,611	3,358	570	4	64,474	3,362	65,044	68,406	657	2001
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	12,693	22,240	91,919	114,159	11,946	1996 (Note 4)
Brea Mall, Brea, CA	0	39,500	209,202	0	7,097	39,500	216,299	255,799	20,067	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	4,895	11,470	37,334	48,804	8,157	1994
Brunswick Square, East Brunswick, NJ	45,000	8,436	55,838	0	21,538	8,436	77,376	85,812	10,964	1996 (Note 4)
Burlington Mall, Burlington, MA	0	46,600	303,618	0	3,621	46,600	307,239	353,839	28,586	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	27,536	98,287	2,500	30,350	30,036	128,637	158,673	17,805	1996 (Note 4)
Century III Mall, Pittsburgh, PA	66,000	17,251	117,822	10	2,353	17,261	120,175	137,436	39,870	1999 (Note 4)
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	4,747	0	59,485	59,485	7,216	1997 (Note 4)
Chautauqua Mall, Jamestown, NY	0	3,257	9,641	0	14,631	3,257	24,272	27,529	4,485	1996 (Note 4)
Cheltenham Square, Philadelphia, PA	34,226	14,227	43,699	0	4,193	14,227	47,892	62,119	8,001	1996 (Note 4)
Chesapeake Square, Chesapeake, VA	47,000	11,534	70,461	0	4,248	11,534	74,709	86,243	11,583	1996 (Note 4)
Cielo Vista Mall, El Paso, TX	91,845	1,307	18,512	608	20,729	1,915	39,241	41,156	15,598	1974
College Mall, Bloomington, IN	51,067	1,012	16,245	722	20,946	1,734	37,191	38,925	13,245	1965
Columbia Center, Kennewick, WA	0	18,285	66,580	0	6,553	18,285	73,133	91,418	10,724	1996 (Note 4)
Cordova Mall, Pensacola, FL	0	18,633	75,880	0	1,931	18,633	77,811	96,444	9,012	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	1,325	11,585	70,283	81,868	14,373	1996
Crossroads Mall, Omaha, NE	0	881	37,263	409	29,994	1,290	67,257	68,547	13,630	1994
Crystal River Mall, Crystal River, FL	16,158	5,661	20,241	0	4,371	5,661	24,612	30,273	3,183	1996 (Note 4)
DeSoto Square, Bradenton, FL	38,880	9,380	52,716	0	6,408	9,380	59,124	68,504	9,465	1996 (Note 4)
Eastern Hills Mall, Buffalo, NY	0	15,444	47,604	12	4,609	15,456	52,213	67,669	8,761	1996 (Note 4)
Eastland Mall, Tulsa, OK	20,670	3,124	24,035	518	7,553	3,642	31,588	35,230	9,600	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	5,298	11,529	112,679	124,208	13,803	1997 (Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	62,163	0	120,579	0	7,061	0	127,640	127,640	14,749	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	17,486	728	4,498	0	6,423	728	10,921	11,649	3,593	1973
Forest Village Park, Forestville, MD	21,850	1,212	4,625	757	4,722	1,969	9,347	11,316	3,258	1980

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Cleveland, OH	0	13,023	100,362	432	6,134	13,455	106,496	119,951	16,917	1996 (Note 4)
Greenwood Park Mall, Greenwood, IN	92,999	2,559	23,445	5,277	58,682	7,836	82,127	89,963	22,249	1979
Gulf View Square, Port Richey, FL	35,777	13,690	39,997	0	10,558	13,690	50,555	64,245	7,877	1996 (Note 4)
Haywood Mall, Greenville, SC	0	11,604	133,893	6	516	11,610	134,409	146,019	20,749	1999 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	1,977	598	8,190	8,788	3,701	1978
Hutchinson Mall, Hutchison, KS	15,490	1,439	18,411	0	3,425	1,439	21,836	23,275	7,225	1985
Independence Center, Independence, MO	0	5,539	45,822	2	18,642	5,541	64,464	70,005	12,650	1994
Ingram Park Mall, San Antonio, TX	84,065	764	17,163	169	15,395	933	32,558	33,491	11,706	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	25,621	9,270	43,100	52,370	16,057	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	7,222	4,868	37,526	42,394	11,719	1983
Knoxville Center, Knoxville, TN	63,659	5,006	21,965	3,712	34,792	8,718	56,757	65,475	13,800	1984
Lakeline Mall, N. Austin, TX	70,503	12,122	81,568	14	777	12,136	82,345	94,481	13,033	1999 (Note 4)
La Plaza, McAllen, TX	0	1,375	9,828	6,569	30,121	7,944	39,949	47,893	7,198	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	0	11,044	14,251	65,633	79,884	9,463	1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	4,293	28,074	59,982	88,056	7,488	1997 (Note 4)
Lenox Square, Atlanta, GA	0	38,213	492,411	0	3,913	38,213	496,324	534,537	46,113	1998 (Note 4)
Lima Mall, Lima, OH	0	7,910	35,495	0	6,307	7,910	41,802	49,712	6,912	1996 (Note 4)
Lincolnwood Town Center, Lincolnwood, IL	0	9,368	63,490	28	186	9,396	63,676	73,072	18,115	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	5,147	30,200	110,397	140,597	10,084	1998 (Note 4)
Longview Mall, Longview, TX	27,600	270	3,602	124	7,390	394	10,992	11,386	3,698	1978
Machesney Park Mall, Rockford, IL	0	614	3,438	120	4,249	734	7,687	8,421	4,640	1979
Markland Mall, Kokomo, IN	9,835	0	7,568	0	5,198	0	12,766	12,766	3,422	1968
Mc Cain Mall, N. Little Rock, AR	42,100	0	9,515	0	8,615	0	18,130	18,130	8,309	1973
Melbourne Square, Melbourne, FL	37,816	15,762	55,891	0	5,840	15,762	61,731	77,493	9,131	1996 (Note 4)
Memorial Mall, Sheboygan, WI	0	175	4,881	0	2,760	175	7,641	7,816	2,072	1969
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	7,748	65,684	231,000	296,684	28,507	1997 (Note 4)
Miami International Mall, Miami, FL	44,669	13,794	69,701	8,953	14,145	22,747	83,846	106,593	30,920	1996 (Note 4)
Midland Park Mall, Midland, TX	38,808	687	9,213	0	8,708	687	17,921	18,608	6,842	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,113	0	19,401	2,537	37,514	40,051	8,899	1973
Mission Viejo Mall, Mission Viejo, CA	148,073	9,139	54,445	7,491	145,053	16,630	199,498	216,128	22,589	1996 (Note 4)
Mounds Mall, Anderson, IN	0	0	2,689	0	2,213	0	4,902	4,902	4,106	1965
Muncie Mall, Muncie, IN	0	172	5,964	52	22,536	224	28,500	28,724	6,205	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	1,527	27,548	164,520	192,068	15,345	1998 (Note 4)
North East Mall, Hurst, TX	149,007	1,347	13,473	16,683	146,146	18,030	159,619	177,649	20,484	1996 (Note 4)
North Towne Square, Toledo, OH	23,113	579	8,377	0	1,877	579	10,254	10,833	8,623	1980
Northgate Mall, Seattle, WA	0	32,550	115,314	0	22,365	32,550	137,679	170,229	13,639	1996 (Note 4)
Northlake Mall, Atlanta, GA	73,438	33,400	98,035	0	1,205	33,400	99,240	132,640	9,337	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,203	12,779	1,449	28,419	2,652	41,198	43,850	13,741	1983
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	3,324	15,673	60,628	76,301	7,709	1997 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	16,829	13,345	81,950	95,295	16,330	1994
Orland Square, Orland Park, IL	0	36,770	129,906	0	8,066	36,770	137,972	174,742	16,200	1997 (Note 4)

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Paddock Mall, Ocala, FL	28,455	11,198	39,712	0	5,981	11,198	45,693	56,891	6,222	1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL	47,058	11,962	112,741	0	35,288	11,962	148,029	159,991	26,187	1998 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	4,365	19,200	214,975	234,175	20,189	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,381	0	10,438	5,561	69,819	75,380	11,056	1996 (Note 4)
Prien Lake Mall, Lake Charles, LA	0	1,842	2,813	3,091	35,288	4,933	38,101	43,034	8,488	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	12,520	9,137	41,124	50,261	5,753	1996 (Note 4)
Randall Park Mall, Cleveland, OH	40,000	4,200	27,756	0	18,022	4,200	45,778	49,978	10,721	1996 (Note 4)
Richardson Square, Dallas, TX	0	4,867	6,329	1,075	12,066	5,942	18,395	24,337	3,611	1996 (Note 4)
Richmond Towne Square, Cleveland, OH	58,646	2,666	12,112	0	60,610	2,666	72,722	75,388	9,471	1996 (Note 4)
Richmond Square, Richmond, IN	0	3,410	11,343	0	9,567	3,410	20,910	24,320	3,605	1996 (Note 4)
River Oaks Center, Calumet City, IL	0	30,884	101,224	0	5,184	30,884	106,408	137,292	12,443	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	49,186	212,257	0	5,144	49,186	217,401	266,587	20,039	1998 (Note 4)
Rolling Oaks Mall, North San Antonio, TX	0	2,577	38,609	0	2,091	2,577	40,700	43,277	15,898	1998 (Note 4)
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	7,595	167,123	709,603	876,726	65,782	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	14,557	50,995	9,617	63,062	24,174	114,057	138,231	21,458	1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	2,821	10,400	90,685	101,085	8,610	1998 (Note 4)
South Hills Village, Pittsburgh, PA	0	23,453	125,840	0	3,907	23,453	129,747	153,200	15,158	1997 (Note 4)
South Park Mall, Shreveport, LA	25,572	855	13,684	74	2,407	929	16,091	17,020	7,449	1975
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	4,614	101,200	306,109	407,309	28,696	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,767	97	17,317	17,079	95,084	112,163	15,689	1996 (Note 4)
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,498	1,817	11,472	13,289	3,736	1988
St Charles Towne Center Waldorf, MD	0	8,853	52,974	1,180	11,842	10,033	64,816	74,849	20,001	1990
Summit Mall, Akron, OH	0	15,374	51,137	0	14,926	15,374	66,063	81,437	9,845	1996 (Note 4)
Sunland Park Mall, El Paso, TX	38,258	2,896	28,900	0	4,044	2,896	32,944	35,840	11,966	1988
Tacoma Mall, Tacoma, WA	134,778	38,662	125,826	0	18,731	38,662	144,557	183,219	21,810	1996 (Note 4)
Tippecanoe Mall, Lafayette, IN	59,214	4,187	8,474	5,517	35,027	9,704	43,501	53,205	16,774	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	57,125	64,200	364,636	428,836	31,647	1998 (Note 4)
Towne East Square, Wichita, KS	76,354	9,495	18,479	2,042	18,246	11,537	36,725	48,262	13,279	1975
Towne West Square, Wichita, KS	55,028	972	21,203	76	7,725	1,048	28,928	29,976	10,718	1980
Treasure Coast Square, Jenson Beach, FL	62,441	11,124	73,108	3,067	16,060	14,191	89,168	103,359	13,096	1996 (Note 4)
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	13,894	15,638	134,856	150,494	20,877	1996 (Note 4)
University Mall, Little Rock, AR	0	123	17,411	0	1,000	123	18,411	18,534	6,559	1967
University Mall, Pensacola, FL	0	4,741	26,657	0	4,387	4,741	31,044	35,785	6,937	1994
University Park Mall, South Bend, IN	59,500	15,105	61,283	0	13,143	15,105	74,426	89,531	49,405	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,940	8,421	38,745	0	2,784	8,421	41,529	49,950	6,928	1996 (Note 4)
Valle Vista Mall, Harlingen, TX	40,463	1,398	17,159	372	8,937	1,770	26,096	27,866	8,461	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	6,145	13,913	56,692	70,605	9,386	1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,170	3,789	28,671	55,489	139,841	195,330	18,219	1998 (Note 4)
Washington Square, Indianapolis, IN	33,541	20,146	41,248	0	8,540	20,146	49,788	69,934	8,067	1996 (Note 4)

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
West Ridge Mall, Topeka, KS	44,288	5,649	34,132	197	6,536	5,846	40,668	46,514	11,633	1988
Westminster Mall, Westminster, CA	0	45,200	84,709	0	9,281	45,200	93,990	139,190	8,463	1998 (Note 4)
White Oaks Mall, Springfield, IL	16,500	3,024	35,692	1,153	16,010	4,177	51,702	55,879	12,280	1977
Windsor Park Mall, San Antonio, TX	12,179	1,082	16,929	130	3,047	1,212	19,976	21,188	10,096	1976
Woodville Mall, Toledo, OH	0	1,831	4,254	0	1,033	1,831	5,287	7,118	4,519	1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX	34,000	7,640	36,778	71	3,585	7,711	40,363	48,074	3,698	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	29,333	8,748	26,184	0	4,776	8,748	30,960	39,708	8,411	1987
Boardman Plaza, Youngstown, OH	18,277	8,189	26,355	0	4,694	8,189	31,049	39,238	4,561	1996 (Note 4)
Bridgeview Court, Bridgeview, IL	0	290	3,638	0	809	290	4,447	4,737	1,398	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	273	65	401	466	185	1965
Celina Plaza, El Paso, TX	0	138	815	0	99	138	914	1,052	304	1978
Charles Towne Square, Charleston, SC	0	418	1,768	425	11,136	843	12,904	13,747	1,338	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	109	5,352	12,388	17,740	1,944	1996 (Note 4)
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	751	1,243	9,258	10,501	3,325	1977
Eastgate Consumer Mall, Indianapolis, IN	0	418	4,222	190	2,663	608	6,885	7,493	3,576	1991
Eastland Plaza, Tulsa, OK	0	908	3,680	0	47	908	3,727	4,635	992	1986
Forest Plaza, Rockford, IL	16,088	4,187	16,818	453	1,454	4,640	18,272	22,912	3,995	1985
Fox River Plaza, Elgin, IL	0	2,908	4,042	0	106	2,908	4,148	7,056	2,245	1985
Glen Burnie Mall, Glen Burnie, MD	0	7,422	13,778	0	2,912	7,422	16,690	24,112	4,254	1996 (Note 4)
Great Lakes Plaza, Cleveland, OH	0	1,028	2,025	0	3,596	1,028	5,621	6,649	1,155	1996 (Note 4)
Greenwood Plus, Greenwood, IN	0	1,212	1,792	0	3,777	1,212	5,569	6,781	1,414	1979
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	186	0	2,598	2,598	1,362	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,025	5,237	7,041	12,278	1,256	1996 (Note 4)
Highland Lakes Center, Orlando, FL	12,877	7,138	25,303	0	479	7,138	25,782	32,920	3,331	1996 (Note 4)
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	810	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	843	0	5,075	5,075	512	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,787	3,731	7,132	10,863	1,896	1987
Lake Plaza, Waukegan, IL	0	2,703	6,420	0	480	2,703	6,900	9,603	1,536	1986
Lake View Plaza, Orland Park, IL	21,386	4,775	17,543	0	6,833	4,775	24,376	29,151	4,461	1986
Lakeline Plaza, Austin, TX	23,447	4,867	25,732	0	6,594	4,867	32,326	37,193	3,881	1999 (Note 4)
Lima Center, Lima, OH	0	1,808	5,151	0	4,026	1,808	9,177	10,985	829	1996 (Note 4)
Lincoln Crossing, O'Fallon, IL	3,239	1,047	2,692	0	259	1,047	2,951	3,998	652	1990
Mainland Crossing, Galveston, TX	1,603	1,609	1,737	0	214	1,609	1,951	3,560	387	1996 (Note 4)
Markland Plaza, Kokomo, IN	0	210	1,258	0	546	210	1,804	2,014	688	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	50	0	634	634	586	1967
Matteson Plaza, Matteson, IL	9,418	1,830	9,737	0	2,185	1,830	11,922	13,752	2,930	1988
Memorial Plaza, Sheboygan, WI	0	250	436	0	1,109	250	1,545	1,795	583	1966
Mounds Mall Cinema, Anderson, IN	0	88	158	0	1	88	159	247	81	1974
Muncie Plaza, Muncie, IN	8,142	463	10,626	0	96	463	10,722	11,185	1,373	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,286	128	2,907	3,035	1,047	1966

SIMON PROPERTY GROUP, LP
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

SCHEDULE III

(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	652	2,831	8,351	11,182	2,015	1985
North Riverside Park Plaza, N. Riverside, IL	7,041	1,062	2,490	0	637	1,062	3,127	4,189	1,340	1977
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,233	4,490	10,126	14,616	2,169	1988
Northwood Plaza, Fort Wayne, IN	0	284	2,885	0	599	284	3,484	3,768	1,372	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	225	300	1,797	2,097	1,059	1968
Regency Plaza, St. Charles, MO	4,414	616	4,963	0	170	616	5,133	5,749	1,118	1988
Rockaway Convenience Center Rockaway, NJ	0	2,900	12,500	0	91	2,900	12,591	15,491	1,188	1998 (Note 4)
Shops at North East Plaza, The, Hurst, TX	0	8,988	2,198	3,955	36,042	12,943	38,240	51,183	3,174	1999
St. Charles Towne Plaza, Waldorf, MD	28,254	8,779	18,993	0	369	8,779	19,362	28,141	4,750	1987
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	818	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	1,061	2,150	8,684	10,834	1,734	1996 (Note 4)
The Shops at Bowie	0	0	0	231	4,423	231	4,423	4,654	25	2001
Tippecanoe Plaza, Lafayette, IN	0	265	440	305	4,965	570	5,405	5,975	1,547	1974
University Center, South Bend, IN	0	2,388	5,214	0	443	2,388	5,657	8,045	5,594	1996 (Note 4)
Wabash Village, West Lafayette, IN	0	0	976	0	214	0	1,190	1,190	486	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	177	941	1,874	2,815	1,503	1996 (Note 4)
Waterford Lakes, Orlando, FL	66,689	0	1,114	9,326	79,084	9,326	80,198	89,524	6,150	1999
West Ridge Plaza, Topeka, KS	5,690	1,491	4,560	0	662	1,491	5,222	6,713	1,199	1988
White Oaks Plaza, Springfield, IL	17,365	3,265	14,267	0	673	3,265	14,940	18,205	3,258	1986
Wichita Mall, Wichita, KS	0	0	4,535	0	1,231	0	5,766	5,766	2,486	1969
Wood Plaza, Fort Dodge, IA	0	45	380	0	867	45	1,247	1,292	460	1968
Specialty Retail Centers
The Forum Shops at Caesars, Las Vegas, NV	175,000	0	72,866	0	59,967	0	132,833	132,833	32,309	1992
Trolley Square, Salt Lake City, UT	29,522	4,827	27,539	435	9,795	5,262	37,334	42,596	10,057	1986
Office, Mixed-Use Properties and Other
Net Lease Properties, Various	133	4,952	0	0	0	4,952	0	4,952	0
New Orleans Centre/CNG Tower, New Orleans, LA	0	3,493	41,222	0	10,920	3,493	52,142	55,635	8,556	1996 (Note 4)
O Hare International Center, Rosemont, IL	0	125	60,287	1	9,465	126	69,752	69,878	25,283	1988
Riverway, Rosemont, IL	110,000	8,739	129,175	16	10,862	8,755	140,037	148,792	50,067	1991
Development Projects
Other	0	790	1,771	12,003	2,795	12,793	4,566	17,359	0
Corporate, Indianapolis, IN	0	2,865	2,585	280	30,582	3,145	33,167	36,312	58

	$3,344,093	$1,829,052	$8,856,680	$131,571	$2,115,663	$1,960,623	$10,972,343	$12,932,966	$1,813,795

SIMON PROPERTY GROUP, L.P.

NOTES TO SCHEDULE III AS OF DECEMBER 31, 2001

(Dollars in thousands)

(1)          Reconciliation of Real Estate Properties:

              The changes in real estate assets for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Balance, beginning of year	$12,793,847	$12,566,070	$11,603,771
Acquisitions and Consolidations	—	—	475,166
Improvements	237,525	343,239	544,956
Disposals	(51,406)	(104,890)	(57,823)
Impairment Charge	(47,000)	(10,572)	—

Balance, close of year	$12,932,966	$12,793,847	$12,566,070

              The unaudited aggregate cost for the SPG Operating Partnership for federal income tax purposes as of December 31, 2001 was $9,105,384. The impairment write-down is described in Note 4 of the Notes to Financial Statements in Part IV of this Form 10-K.

(2)          Reconciliation of Accumulated Depreciation:

              The changes in accumulated depreciation and amortization for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Balance, beginning of year	$1,433,673	$1,066,200	$688,955
Acquisitions and Consolidations	—	—	32,793
Depreciation expense	415,950	392,330	351,473
Disposals	(35,828)	(24,857)	(7,021)

Balance, close of year	$1,813,795	$1,433,673	$1,066,200

              Depreciation of the SPG Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

    •
    Buildings and Improvements - typically 35 years, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

    •
    Tenant Inducements - shorter of lease term or useful life

(3)          Initial cost represents net book value at December 20, 1993 except for acquired properties. Impairment write-downs are a reduction to initial cost.

(4)          Not developed/constructed by the SPG Operating Partnership or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits		Page
2.1	Form of Joint Purchase Agreement among Westfield American Limited Partnership, Simon Property Group, L.P. and The Rouse Company
2.2	Form of Purchase Agreement by and among Rodamco North America N.V; Westfield America Limited Partnership; Westfield Growth, LP; Simon Property Group, L.P.; Hoosier Acquisition, LLC; The Rouse Company; and Terrapin Acquisition LLC
3.1	Seventh Amended and Restated Limited Partnership Agreement of the SPG Operating Partnership (Incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 Filed by the SPG Operating Partnership).
3.2	Certificate of Powers, Designations, Preferences and Rights of the 7.00% Series C Cumulative Convertible Preferred Units, $0.0001 Par Value (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
3.3	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series D Cumulative Redeemable Preferred Units, $0.0001 Par Value (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
3.4	Certificate of Powers, Designations, Preferences and Rights of the 8.00% Series E Cumulative Redeemable Preferred Units, $0.0001 Par Value (incorporated by reference to Exhibit 3.3 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
4.1(a)	Indenture, dated as of November 26, 1996, by and among the SPG Operating Partnership and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
4.2(a)	Supplemental Indenture, dated as of June 22, 1998, by and among the SPG Operating Partnership and The Chase Manhattan Bank, as trustee, (incorporated by reference to Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4 filed on September 18, 1998 (Reg. No. 333-63645)).
10.1	Third Amended and Restated Credit Agreement Dated as of August 25, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by the SPG Operating Partnership on November 15, 1999).
10.2	Credit Agreement dated March 24, 2000 (incorporated by reference to Exhibit 4.1 of the Form 10-Q filed by the SPG Operating Partnership on November 14, 2000).
10.3	Credit Agreement dated September 22, 2000 (incorporated by reference to Exhibit 4.2 of the Form 10-Q filed by the SPG Operating Partnership on November 14, 2000).
10.4	Limited Partnership Agreement of SPG Realty Consultants, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K filed by the Companies on October 9, 1998).
10.5(b)	The SPG Operating Partnership 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-4 filed by CPI on August 13, 1998 (Reg. No. 333-61399)).
10.6(c)	Option Agreement to acquire the Excluded Retail Properties (Previously filed as Exhibit 10.10).
10.7(c)	Option Agreement to acquire the Excluded Properties-Land (Previously filed as Exhibit 10.11).

10.8(c)	Option Agreements dated as of December 1, 1993 between the Management Company and Simon Property Group LP. (Previously filed as Exhibit 10.20.)
10.9(c)	Option Agreement dated as of December 1, 1993 to acquire Development Land. (Previously filed as Exhibit 10.22.)
10.10(c)	Option Agreement dated December 1, 1993 between the Management Company and Simon Property Group L.P. (Previously filed as Exhibit 10.25.)
10.11	Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)
10.12	Acquisition Option Agreement between DRP, LP and Lakeland Square Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(2).)
10.13	Limited Partnership Agreement of SDG Macerich Properties, L.P. (Incorporated by reference to Exhibit 10.63 of SDG's 1997 Form 10-K).
10.14	Credit Agreement dated February 28, 2002
21.1	List of Subsidiaries of the SPG Operating Partnership.	95
23.1	Consent of Arthur Andersen LLP.	96
99.1	Letter regarding Arthur Andersen LLP assurances as to certain audit-related matters	97

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

  (c)
  Incorporated by reference to the exhibit indicated filed with the Annual Report on Form 10-K for the year ended December 31, 1993 by Simon Property Group, L.P., a predecessor of the SPG Operating Partnership.

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 2. Properties
MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for the Registrant and Related Unitholder Matters
  Item 6. Selected Financial Data
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
PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Simon Property Group, L.P. Consolidated Balance Sheets (Dollars in thousands)
Simon Property Group, L.P. Consolidated Statements of Operations and Comprehensive Income (Dollars in thousands, except per unit amounts)
Simon Property Group, L.P. Consolidated Statements of Cash Flows (Dollars in thousands)
Simon Property Group, L.P. Consolidated Statements of Partners' Equity (Dollars in thousands)
SIMON PROPERTY GROUP, L.P. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands, except per unit amounts and where indicated as in millions or billions)
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
SIMON PROPERTY GROUP, L.P. NOTES TO SCHEDULE III AS OF DECEMBER 31, 2001 (Dollars in thousands)
INDEX TO EXHIBITS