Form 10-Q
period 2002-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2002-05-15
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

SIMON PROPERTY GROUP, L.P.

FORM 10-Q

INDEX

		Page
Part I - Financial Information
Item 1:	Financial Statements
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001	5
Notes to Unaudited Consolidated Financial Statements		6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Qualitative and Quantitative Disclosure About Market Risk	20
Part II - Other Information
Items 1 through 6		21
Signature		22

Simon Property Group, L.P.
Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2002	December 31, 2001
ASSETS:
Investment properties, at cost	$13,037,279	$13,031,979
Less – accumulated depreciation	1,937,109	1,863,682

	11,100,170	11,168,297
Cash and cash equivalents	236,964	252,172
Tenant receivables and accrued revenue, net	257,455	311,857
Notes and advances receivable from Management Company and affiliates	113,216	108,162
Investment in unconsolidated entities, at equity	1,382,800	1,443,618
Goodwill, net	37,212	37,212
Deferred costs and other assets, net	312,556	302,834
Minority interest	19,778	20,094

Total assets	$13,460,151	$13,644,246

LIABILITIES:
Mortgages and other indebtedness	$8,812,130	$8,841,378
Accrued dividends	19,309	816
Accounts payable and accrued expenses	523,941	539,850
Cash distributions and losses in partnerships and joint ventures, at equity	19,622	26,084
Other liabilities	133,154	212,692

Total liabilities	9,508,156	9,620,820

COMMITMENTS AND CONTINGENCIES (Note 9)
PARTNERS' EQUITY:
Preferred units, 22,081,686 units outstanding. Liquidation value $1,058,697.	1,028,439	1,028,318
General Partner, 172,559,085 and 172,135,362 units outstanding, respectively	2,214,993	2,266,472
Limited Partners, 63,830,005 and 63,930,350 units outstanding, respectively	819,331	841,758
Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)
Unamortized restricted stock award	(17,943)	(20,297)

Total partners' equity	3,951,995	4,023,426

Total liabilities and partners' equity	$13,460,151	$13,644,246

The accompanying notes are an integral part of these statements

Simon Property Group, L.P.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2002	2001
REVENUE:
Minimum rent	$306,064	$304,174
Overage rent	8,258	9,869
Tenant reimbursements	148,592	147,109
Other income	28,694	26,057

Total revenue	491,608	487,209

EXPENSES:
Property operating	83,668	78,064
Depreciation and amortization	109,698	105,558
Real estate taxes	51,475	52,070
Repairs and maintenance	17,703	19,585
Advertising and promotion	11,628	13,647
Provision for credit losses	3,229	2,959
Other (Note 10)	12,691	6,893

Total operating expenses	290,092	278,776

OPERATING INCOME	201,516	208,433
Interest expense	147,805	157,924

Income before minority interest	53,711	50,509
Minority interest	(2,588)	(2,238)
Gain on sales of assets, net	—	2,711

Income before unconsolidated entities	51,123	50,982
Income from unconsolidated entities	9,369	11,742

Income before extraordinary items and cumulative effect of accounting change	60,492	62,724
Extraordinary items – Debt related transactions	—	(25)
Cumulative effect of accounting change (Note 5)	—	(1,638)

NET INCOME	60,492	61,061
Preferred unit requirement	(19,334)	(19,431)

NET INCOME AVAILABLE TO UNITHOLDERS	$41,158	$41,630

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$30,023	$10,026
SPG Properties	—	20,113
Limited Partners	11,135	11,491

Net income	$41,158	$41,630

BASIC AND DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.17	$0.19

Net income	$0.17	$0.18

Net Income	$60,492	$61,061
Cumulative effect of accounting change	—	(1,995)
Unrealized loss on interest rate hedge agreements	(380)	(6,204)
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,691	758
Other	9	—

Comprehensive Income	$61,812	$53,620

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,492	$61,061
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	113,005	108,193
Extraordinary items	—	25
Gain on sales of assets, net	—	(2,711)
Cumulative effect of accounting change	—	1,638
Straight-line rent	(485)	(3,241)
Minority interest	2,588	2,238
Minority interest distributions	(2,664)	(4,182)
Equity in income of unconsolidated entities	(9,369)	(11,742)
Distributions of equity in income from unconsolidated entities	17,821	15,881
Changes in assets and liabilities –
Tenant receivables and accrued revenue	54,993	46,551
Deferred costs and other assets	(15,488)	(9,940)
Accounts payable, accrued expenses and other liabilities	(120,925)	(96,592)

Net cash provided by operating activities	99,968	107,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,852)	(74,411)
Cash from mergers, acquisitions and consolidation of joint ventures, net	—	41
Net proceeds from sale of assets	2,843	19,550
Investments in unconsolidated entities	(5,399)	(13,591)
Distributions from unconsolidated entities	62,422	25,226
Investment in and advances (to)/from the Management Company and affiliate	(167)	(32,183)
Loan to the SRC Operating Partnership	—	4,121

Net cash provided by (used in) investing activities	29,847	(71,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	8,081	515
Partnership distributions	(125,103)	(137,471)
Minority interest contributions	392	110
Mortgage and other note proceeds, net of transaction costs	433,378	577,540
Mortgage and other note principal payments	(461,771)	(562,244)

Net cash used in financing activities	(145,023)	(121,550)

DECREASE IN CASH AND CASH EQUIVALENTS	(15,208)	(85,618)
CASH AND CASH EQUIVALENTS, beginning of period	252,172	209,755

CASH AND CASH EQUIVALENTS, end of period	$236,964	$124,137

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.

Notes to Unaudited Consolidated Financial Statements

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

            The SPG Operating Partnership is engaged in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. The SPG Operating Partnership's real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2002, the SPG Operating Partnership owned or held an interest in 250 income-producing properties in the United States, which consisted of 165 regional malls, 71 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). The SPG Operating Partnership also owned an interest in 11 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties." In addition, the SPG Operating Partnership has ownership in seven additional retail real estate properties operating in Europe and Canada. The SPG Operating Partnership's leases from retail tenants generate the majority of its revenues through:

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
  •
  Delivering competitively priced property operating services to tenants.

            The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

2.    Basis of Presentation

            The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended March 31, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership's annual report on Form 10-K for the year ended December 31, 2001.

            The accompanying consolidated financial statements include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

            Consolidated properties are wholly-owned or owned less than 100% but are controlled by SPG Operating Partnership. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying consolidated balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests are recorded when a partnership agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in properties ("Joint Venture Properties") and the investment in the Management Company (see Note 6). These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss), which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

            Net operating results of the SPG Operating Partnership are allocated after preferred distributions based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership for the three-month periods ended March 31, 2002 and March 31, 2001 was 72.9% and 72.4%, respectively.

            Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2002 presentation. Distributions from unconsolidated entities that represent return on investments have been reclassified in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) investing activities" for all periods presented. In addition, distributions to minority interest owners of consolidated properties have been reclassified in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) financing activities" for all periods presented. These reclassifications have no impact on the net income previously reported.

3.    Per Unit Data

            Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The following table sets forth the computation for the SPG Operating Partnership's basic and diluted earnings per Unit. The extraordinary items and cumulative effect of accounting change amounts presented in the reconciliation below represent the unitholders' pro rata share of the respective statements of operations line items.

	For the Three Months Ended March 31,
	2002	2001
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$ 41,158	$ 43,293
Extraordinary items	—	(25)
Cumulative effect of accounting change	—	(1,638)

Net Income available to Unitholders	$ 41,158	$ 41,630

Weighted Average Units Outstanding - Basic	236,167,366	235,271,163
Effect of stock options	582,718	176,954

Weighted Average Units Outstanding - Diluted	236,750,084	235,448,117

	For the Three Months Ended March 31,
	2002	2001
Basic and Diluted Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$ 0.17	$ 0.19
Cumulative effect of accounting change	—	(0.01)

Net Income available to Unitholders	$ 0.17	$ 0.18

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

4.    Cash Flow Information

            Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 2002 was $137,666 as compared to $149,349 for the same period in 2001. See Note 10 for information about non-cash transactions during the three months ended March 31, 2002.

5.    Cumulative Effect of Accounting Change

            On January 1, 2001 the SPG Operating Partnership adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and requires the SPG Operating Partnership to record on the balance sheet all derivative instruments at fair value and to recognize certain non-cash changes in these fair values either in the income statement or other comprehensive income, as appropriate under SFAS 133. Note 13 of the Notes to Financial to the SPG Operating Partnership's Form 10-K for the year ended December 31, 2001 provides further detail of the impact of the adoption of SFAS 133.

6.    Investment in Unconsolidated Entities

            Joint ventures are common in the real estate industry. The SPG Operating Partnership utilizes joint ventures to finance certain properties and to diversify its risk in a particular asset or trade area. As discussed in Note 2, since the SPG Operating Partnership does not fully control these properties, the SPG Operating Partnership's accounting policy and GAAP require that the SPG Operating Partnership account for these properties on the equity method of accounting. Summary financial information of the joint ventures and a summary of the SPG Operating Partnership's investment in and share of income from such joint ventures follow.

BALANCE SHEETS	March 31, 2002	December 31, 2001
Assets:
Investment properties, at cost	$ 8,141,622	$ 8,111,517
Less – accumulated depreciation	1,281,166	1,230,852

	6,860,456	6,880,665
Cash and cash equivalents	185,130	202,985
Tenant receivables	182,311	195,132
Other assets	182,496	169,569

Total assets	$ 7,410,393	$ 7,448,351

Liabilities and Partners' Equity:
Mortgages and other notes payable	$ 5,746,365	$ 5,689,388
Accounts payable and accrued expenses	222,895	222,775
Other liabilities	79,319	83,670

Total liabilities	6,048,579	5,995,833
Partners' equity	1,361,814	1,452,518

Total liabilities and partners' equity	$ 7,410,393	$ 7,448,351

The SPG Operating Partnership's Share of:
Total assets	$ 3,066,660	$ 3,084,342

Partners' equity	$ 692,701	$ 746,537
Add: Excess Investment	568,730	563,278

The SPG Operating Partnership's net Investment in Joint Ventures	$ 1,261,431	$ 1,309,815

Mortgages and other notes payable	$ 2,420,481	$ 2,392,522

            "Excess Investment" represents the unamortized difference of the SPG Operating Partnership's investment over its share of the equity in the underlying net asset of the partnerships and joint ventures acquired. Excess investment is amortized over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities

	For the Three Months Ended March 31,
STATEMENTS OF OPERATIONS	2002	2001
Revenue:
Minimum rent	$ 212,124	$ 198,518
Overage rent	5,201	5,806
Tenant reimbursements	98,957	96,868
Other income	12,360	8,931

Total revenue	328,642	310,123
Operating Expenses:
Property operating	55,202	50,523
Depreciation and amortization	67,231	60,358
Real estate taxes	34,627	33,951
Repairs and maintenance	12,586	12,948
Advertising and promotion	7,427	7,534
Provision for credit losses	1,365	2,172
Other	6,015	4,122

Total operating expenses	184,453	171,608

Operating Income	144,189	138,515
Interest Expense	89,889	94,449

Income Before Cumulative Effect of Accounting Change ("IBC")	54,300	44,066
Cumulative Effect of Accounting Change	—	(2,883)

Net Income	$54,300	$41,183
Third-Party Investors' Share of IBC	32,160	27,928

The SPG Operating Partnership's Share of IBC	$ 22,140	$ 16,138
Amortization of Excess Investment	5,773	4,946

Income from Unconsolidated Entities	$ 16,367	$ 11,192

            The SPG Operating Partnership's share of consolidated net income of the Management Company, excluded from the tables above, after intercompany profit eliminations, was $(6,998) and $550 for the three-month periods ended March 31, 2002 and 2001, respectively. The SPG Operating Partnership's net investment in the Management Company, excluded from the tables above, was $101,747 and $107,719 as of March 31, 2002 and December 31, 2001, respectively.

            The SPG Operating Partnership's share of the Management Company's net investment in and receivables from MerchantWired LLC was $29.8 million at March 31, 2002. The SPG Operating Partnership, along with the other members of MerchantWired LLC, have executed a definitive agreement for, and are in the final stages of completing, a sale of all their collective interests in MerchantWired LLC to a third party for cash and contingent consideration. Completing the sale is subject to finalizing the termination or modification of certain third party contracts, the buyer obtaining credit approval from its lenders, and certain other matters. In connection with this transaction, the SPG Operating Partnership will also acquire approximately $24 million of cable and related infrastructure from MerchantWired LLC and will make an $8 million additional contribution to MerchantWired LLC. These proceeds, along with proceeds from other members, will be used by MerchantWired LLC to satisfy amounts outstanding under various lease arrangements and trade payables, resulting in the members being relieved of all guarantee obligations. Management expects the transaction to close by the end of May. The amount of contingent consideration due to the SPG Operating Partnership and the other members will be determined based upon a multiple of annualized December 2003 and December 2004 MerchantWired LLC revenues. If this transaction is not completed, the future of MerchantWired LLC will be impacted unless MerchantWired LLC is able to obtain future capital commitments.

7.    Debt

            The SPG Operating Partnership had combined consolidated debt of $8.8 billion as of March 31, 2002, of which $7.1 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.1% and $1.7 billion was variable-rate debt bearing interest at a weighted average rate of 3.4%.

            On February 28, 2002, the SPG Operating Partnership refinanced its $150 million term loan, with essentially the same terms, extending its maturity date to February 28, 2003 with the option to exercise a one-year extension of the maturity date available at the SPG Operating Partnership's option. On March 15, 2002, the SPG Operating Partnership retired $250.0 million of 9% bonds with proceeds from its $1.25 billion unsecured corporate credit facility.

            Subsequent to March 31, 2002, the SPG Operating Partnership refinanced its existing $1.25 billion unsecured corporate credit facility (the "Credit Facility"). As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at the SPG Operating Partnership's option. The Credit Facility continues to bear an interest rate of LIBOR plus 65 basis points and provides for different pricing based upon the SPG Operating Partnership's corporate credit rating.

            In connection with the Rodamco North America, N.V. acquisition described in Note 10, the SPG Operating Partnership arranged for a $600 million 12-month acquisition credit facility which bears interest at LIBOR plus 65 basis points.

8.    Partners' Equity

            During the first three months of 2002, the SPG Operating Partnership issued 100,000 Paired Units to limited partners in exchange for their Units. During the first three months of 2002, the SPG Operating Partnership issued 323,723 Paired Units related to employee stock options exercised.

9.    Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and the SPG Operating Partnership. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and (ii) a financing transaction involving a loan in the amount of $312,000 obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage"). The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale. The litigation is currently in the discovery stage. The SPG Operating Partnership believes that the Triple Five litigation is without merit and intends to defend the action vigorously. The SPG Operating Partnership believes that the Triple Five litigation will not have a material adverse effect on the SPG Operating Partnership. Given that discovery has not yet been completed, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a former indirect 99%-owned subsidiary of SPG, and DeBartolo Properties Management, Inc., a subsidiary of the Management Company, and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs alleged that they were recipients of deferred stock grants under the DeBartolo Realty Corporation ("DRC") Stock Incentive Plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the merger with DRC. Plaintiffs asserted that the defendants' refusal to issue them approximately 542,000 shares of DRC common stock, which is equivalent to approximately 370,000 Paired Shares computed at the 0.68 exchange ratio used in the DRC Merger, constituted a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs sought damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages. The plaintiffs and the defendants each filed motions for summary judgment. On October 31, 1997, the Court of Common Pleas entered a judgment in favor of the defendants granting their motion for summary judgment. The plaintiffs appealed this judgment to the Seventh District Court of Appeals in Ohio. On August 18, 1999, the District Court of Appeals reversed the summary judgment order in favor of the defendants entered by the Common Pleas Court and granted plaintiffs' cross motion for summary judgment, remanding the matter to the Common Pleas Court for the determination of plaintiffs' damages. The defendants petitioned the Ohio Supreme Court asking that they exercise their discretion to review and reverse the Appellate Court decision, but the Ohio Supreme Court did not grant the petition for review. The case was remanded to the Court of Common Pleas of Mahoning County, Ohio, to address each plaintiff's damages and the counterclaims asserted by the defendants. The Trial Court referred these matters to a Magistrate. Plaintiffs filed a Supplemental Memorandum in Support of the Motion for Summary Judgment on the question of damages. The Magistrate ruled on the counterclaims and found in defendants' favor on one of them. On December 27, 2000, the Trial Court rendered judgment for the plaintiffs in the combined total amount of approximately $12,000, which includes a set-off of approximately $2,000 with impact to two of the plaintiffs. Defendants appealed this judgment and plaintiffs cross-appealed. The judgment continues to accrue interest at 10% per annum from and after December 27, 2000. The SPG Operating Partnership recorded a $12,000 loss in 1999 related to this litigation. On December 19, 2001, the Court of Appeals affirmed in part, reversed in part and remanded for limited trial with respect to the issues of plaintiffs' entitlement to dividends declared before the merger and with respect to the amount of shares claimed by one of the plaintiffs. The Court of Appeals overruled defendants' assignments of error. Defendants have petitioned the Ohio Supreme Court to ask that it exercise its discretion to review and reverse this decision, but the Ohio Supreme Court did not grant the petition for review. This case has therefore been remanded for limited trial on the remanded issues. The SPG Operating Partnership believes that established reserves are adequate and the ultimate outcome will not have a material adverse impact on its results of operations.

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

  Guarantee of Indebtedness

            Simon Property Group, L.P. has guaranteed 30% of a $113.8 million construction loan at one of its joint venture properties which matures in June 2002. The SPG Operating Partnership is involved in discussions with its equity partner, the construction loan lender and other potential lenders. Management expects the construction loan to be refinanced or the maturity date to be extended, however, obtaining the refinancing or extension could require additional equity funding. If Simon Property Group, L.P. is required to fund additional equity, management believes that the additional investment will be realizable.

  Energy management services

            On September 30, 1999, Simon Property Group, L.P. entered into a multi-year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of the SPG Operating Partnership's joint venture Properties. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of the December 2001 bankruptcy filing by Enron and Enron's failure to perform under the terms of the contract, the SPG Operating Partnership assumed total control over the management of its energy assets throughout the Portfolio. This includes the purchase and payment of utilities and maintenance and repair of energy related equipment. There has been no service interruption to the SPG Operating Partnership's malls or tenants. The SPG Operating Partnership does not anticipate adverse financial consequences from the Enron bankruptcy; however, Enron has not formally rejected the contract.

  Insurance

            The SPG Operating Partnership's portfolio-wide general liability and property insurance policies expired on December 31, 2001. The SPG Operating Partnership renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is excluded from the SPG Operating Partnership's new property coverage. During the first quarter of 2002, the SPG Operating Partnership purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and one is a blanket policy providing a $100.0 million aggregate limit for the remainder of the SPG Operating Partnership's Portfolio Properties. These policies run through the remainder of 2002. As a result, all of the Properties within the Portfolio are covered by terrorism insurance.

10.    Real Estate Disposals and Acquisitions

            During the first quarter of 2002, the SPG Operating Partnership sold its ownership interest in one community center for a gross sales price of $3.0 million, resulting in no gain or loss. The community center was one of the SPG Operating Partnership's nine properties considered held for sale as of December 31, 2001. Another property classified as held for sale was sold subsequent to March 31, 2002.

            Subsequent to March 31, 2002, the SPG Operating Partnership sold its ownership interest in one specialty retail center for a gross sales price of $76.3 million, including cash of $46.6 million and its share of $59.1 million of debt, resulting in a net gain of $38.8 million.

            In addition, subsequent to March 31, 2002, the SPG Operating Partnership decided to divest all of its interests in the five value-oriented super-regional malls, which were accounted for as joint ventures, with the Mills Corporation, who managed the properties. These assets are no longer part of the the SPG Operating Partnership's on-going real estate ownership strategy. The SPG Operating Partnership has agreed to sell these joint-venture interests to Mills Corporation for approximately $448 million including $175 million of cash and the assumption of approximately $273 million of joint-venture debt. The transaction will result in a gain in excess of $100 million, subject to final closing adjustments and pro-rations. Management expects the transaction with Mills to close by May 31, 2002.

            During the first quarter of 2002, the SPG Operating Partnership signed a definitive agreement to jointly purchase the assets of Rodamco North America N.V., concurrently with Westfield America Trust and The Rouse Company, for $5.4 billion. The SPG Operating Partnership's portion of the acquisition includes the purchase of the remaining ownership interests in four of the SPG Operating Partnership's existing joint venture assets and new ownership interests in nine additional properties. The SPG Operating Partnership's share of the purchase price was $1.59 billion including $579 million in debt and its share of perpetual preferred stock assumed. The balance was paid in cash at closing and, initially, was funded by the existing Credit Facility and the new acquisition facility described in Note 7. A portion of the purchase price was denominated in Euros. The transaction closed on May 3, 2002.

            In connection with the acquisition of the assets of Rodamco North America N.V. the SPG Operating Partnership entered into a EUR 795.1 million collar transaction to manage its exposure to fluctuations in the Euro currency. This derivative transaction effectively maintains the SPG Operating Partnership's purchase price between a conversion rate of 0.91 Euros and 0.864 Euros. The fluctuation in earnings from this transaction will be partially offset by changes in the final purchase price. Current hedge accounting explicitly states that the effects of a hedge of a business combination must be reported through earnings and cannot be capitalized as part of the purchase price. The fair value of this derivative transaction, consisting entirely of time value, has been reflected in the financial statements as of March 31, 2002 and resulted in an expense during the period of $5.4 million, including transaction costs, which was recorded in other expenses.

            Concurrent with the acquisition of the assets of Rodamco North America, N.V., the SPG Operating Partnership entered into new joint venture agreements for three properties included as part of the Rodamco North America, N.V.

acquisition with a third party. The third party acquired partnership interests in these three properties for approximately $391 million, including approximately $194 million of cash and approximately $194 million of debt assumed.

11.    Merger

            In order to simplify the organizational structure of the SPG Operating Partnership, the Boards of Directors of SPG and SPG Properties, Inc. ("Properties, Inc."), on May 8, 2001 approved an agreement for the merger of Properties, Inc. into SPG. The merger was completed and became effective on July 1, 2001. See Note 10 of the Notes to Financial Statements for the SPG Operating Partnership' Form 10-K for the year ended December 31, 2001 for a description of the merger.

12.    New Accounting Pronouncements

            On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 141 is effective for the SPG Operating Partnership for any business combination accounted for under the purchase method that is completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired by the SPG Operating Partnership after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the SPG Operating Partnership adopted SFAS 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill ceased and the new impairment-only approach applies. The impact of adopting SFAS 142 resulted in no impairment of the SPG Operating Partnership's goodwill and the impact also eliminates the amortization of goodwill thereby increasing the SPG Operating Partnership's net income by approximately $1.2 million annually.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 is a broad statement that provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. The effective date for adoption of SFAS No. 144 was January 1, 2002. SFAS No. 144 requires the SPG Operating Partnership to reclassify any operations related to assets not classified as held for sale as of December 31, 2001 to discontinued operations. As of March 31, 2002, there are no other impacts of the adoption of SFAS No. 144.

            In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other items, SFAS 145 rescinds FASB Statement No. 4, "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." Debt extinguishments as part of a company's risk management strategy would not meet the criteria for classification as extraordinary items. The SPG Operating Partnership is currently evaluating the full impact of the adoption of SFAS 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods may need to be reclassified to income from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and early application is encouraged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SIMON PROPERTY GROUP, L.P.

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of REIT status, and changes in market rates of interest. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2002, we owned or held an interest in 250 income-producing properties in the United States, which consisted of 165 regional malls, 71 community shopping centers, five specialty retail centers, four office and mixed-use properties and five value-oriented super-regional malls in 36 states (the "Properties"). We also own 11 parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in seven additional retail real estate properties operating in Europe and Canada. Our leases from retail tenants generate the majority of our revenues through:

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

Results of Operations

            The following property acquisitions and openings impacted our combined results of operations in the comparative periods. We opened Bowie Towne Center in October 2001 and we sold interests in several Properties throughout the comparative periods (collectively the "Property Transactions"). In addition, we opened Montreal Forum in May 2001, and in October 2001 we acquired a 50% ownership interest in Fashion Valley Mall. See "Liquidity and Capital Resources" and Note 10 to the financial statements for additional information about acquisitions, openings and disposals during the comparative period. The following detailed discussion of the changes in operating income excludes the Property Transactions.

  Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

            Our change in operating income was impacted by the following positive trends during 2002. Minimum rents, excluding our Simon Brand Venture ("SBV") and Simon Business Network ("SBN") initiatives, increased slightly overall. Our base rents increased $2.9 million during the period due to increased regional mall average base rent per square foot ("psf") and leasing spreads of $6.60 psf. The leasing spread includes new regional store leases signed at an average of $37.64 psf initial base rents as compared to $31.04 psf for regional mall store leases terminating or expiring in the same period. In addition, we were able to increase temporary tenant income $0.7 million during the period due to our ability to rent unoccupied in-line space. These increases in minimum rents were offset by a decrease in straight-line rent revenues. Our operating income also includes a $8.0 million increase in outlot land parcel sales, primarily at two properties. Our lease settlement revenues increased $3.7 million as a result of several tenant lease buy-outs and our repairs and maintenance expenses decreased $1.7 million due to lower snow removal costs. The change in operating income includes the net positive impact of the Property Transactions of $1.3 million.

            These positive trends realized in operating income were offset by a $3.1 million increase in depreciation and amortization primarily due to an increase in depreciable real estate resulting from renovation and expansion activities, as well as increased tenant cost amortization. Our property operating expenses increased primarily due to increased insurance costs of $3.0 million, which was anticipated. Revenues from our SBV and SBN initiatives decreased $6.0 million primarily due to a contract termination payment recognized in 2001. In addition, we recognized $5.4 million of other expense for the fair value and transaction costs of our Euro collar hedge which we executed in connection with the anticipated acquisition of the assets of Rodamco North America, N.V. The acquisition and hedge transaction are described further in our Liquidity and Capital Resources section. Overage rents decreased $1.6 million resulting from lower sales levels. Interest income decreased $2.6 million during 2002 due to the lower interest rate environment.

            Interest expense during 2002 decreased $10.1 million, or 6.4% compared to the same period in 2001. This decrease is primarily due to lower interest rates during 2002.

            Income from unconsolidated entities decreased $2.4 million in 2002, resulting from a $5.1 million increase in income from unconsolidated partnerships and joint ventures, and a $7.5 million decrease in income from the Management Company. The increase in joint venture income related to lower interest rates and the acquisition of Fashion Valley Mall in October 2001. Included in the Management Company decrease is our share of the increased losses associated with MerchantWired LLC of $8.4 million, net. This includes our share of a $4.2 million net impairment charge on certain technology assets and other non-recurring charges. Note 6 of the Notes to Financial Statements includes balance sheets and results of operations for our joint venture unconsolidated entities.

            During 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 5 in the Notes to Financial Statements included in this Form 10-Q for discussions of the cumulative effect of accounting changes.

            During 2002 we sold one community center for a gross sales price of $3.0 million, resulting in no gain or loss. In 2001, we recognized a net gain of $2.7 million on the sale of one regional mall, one community center, and one office building for a gross sales price of approximately $20.3 million.

            Net income was $60.5 million for the three-months ended March 31, 2002, which reflects a $0.6 million or 0.9% decrease compared to the same period in 2000, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

            Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

Liquidity and Capital Resources

            Our balance of unrestricted cash and cash equivalents was $237.0 million as of March 31, 2002, including $68.3 million related to our gift certificate program, which we do not consider available for general working capital purposes. We have a $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $827.5 million at March 31, 2002. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating. The Credit Facility had an initial maturity of August 2002, with an additional one-year extension available at our option. Subsequent to March 31, 2002, we refinanced the Credit Facility, with essentially the same terms, and extended the maturity date to April 2005 with an additional one-year extension available at our option. SPG and the SPG Operating Partnership also have access to public equity and debt markets. Our current corporate ratings are Baa1 by Moody's Investors Service and Bbb+ by Standard & Poor's.

            We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to shareholders in accordance with REIT requirements. Through March 31, 2002, our cash flow from operations and distributions from joint ventures included in investing activities totaled $162.4 million. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

      •
      excess cash generated from operating performance
      •
      working capital reserves
      •
      additional debt financing
      •
      additional equity raised in the public markets

            These sources may be negatively impacted by the bankruptcy of tenants, declines in occupancy at our malls, or the inability to refinance properties due to downturns in the interest rate environment. However, we expect to be able to successfully replace any departing tenants and do not currently anticipate any hindrances in refinancing activities.

  Financing and Debt

            The following table summarizes the material aspects of our future obligations:

	Through December 31, 2002	2003 – 2004	2005 – 2007	After 2007	Total
Long Term Debt
Consolidated (1)	$135,793	$3,244,703	$2,915,246	$2,384,399	$8,680,141
Joint Ventures (1)	64,123	462,168	837,606	1,050,888	2,414,785

Total Long Term Debt	199,916	3,706,871	3,752,852	3,435,287	11,094,926
Ground Lease commitments	5,564	14,011	20,695	468,900	509,170

Total	$205,480	$3,720,882	$3,773,547	$3,904,187	$11,604,096

    (1)    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            The debt of our joint ventures is the liability of the joint venture partnerships and is typically secured by the joint venture property. We guarantee and therefore are contractually obligated to fund $83.1 million of our total $2.4 billion share of joint venture debt stated above. Included in these guarantees, we have guaranteed 30% of a $113.8 million construction loan at one of the joint venture Properties which matures in June 2002. We are involved in discussions with our equity partner, the construction loan lender and other potential lenders. We expect the construction loan to be refinanced or the maturity date to be extended, however, obtaining the refinancing or extension could require additional equity funding. If we have to fund the guarantee, we believe that the additional investment will be realizable. In addition, we have guaranteed other obligations totaling approximately $29.8 million on a certain unconsolidated entity.

            We had consolidated debt of $8.8 billion as of March 31, 2002, of which $7.1 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.1% and $1.7 billion was variable-rate debt bearing interest at a weighted average rate of 3.4%. As of March 31, 2002, we had interest rate protection agreements related to $758.0 million of combined consolidated variable-rate debt. Our interest rate protection agreements did not materially impact interest expense or weighted average borrowing rates in 2002.

            On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from the Credit Facility. On February 28, 2002, we refinanced our $150.0 million term loan, with essentially the same terms, extended its maturity date to February 28, 2003 with an additional one-year extension of the maturity date available at our option.

  Distributions

            We make distributions in order for SPG to maintain its REIT status. We declared a cash distribution of $0.525 per unit in the fourth quarter of 2001. The current combined annual distribution rate is $2.10 per Unit. Distributions during 2001 aggregated $2.08 per Unit and distributions during 2000 aggregated $2.02 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. On May 8, 2002, SPG approved an increase in the annual distribution rate to $2.20 per Unit effective in the second quarter of 2002. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. As evidenced by our $162.4 million of net cash provided by operating activities and distributions from joint ventures included in investing activities for the three months ended March 31, 2002, we are able to distribute the required level of distributions.

  Acquisitions and Disposals

            We continue to review and evaluate acquisition opportunities and will continue our focus on acquiring highly productive, market dominant regional malls. We believe that acquisition activity is a component of our growth strategy and amounts available under the Credit Facility, together with the ability to issue shares of common stock, Units and debt securities, provide adequate means to finance certain acquisitions. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including the sale of debt or equity securities, to finance significant acquisitions, if any.

            During the first quarter, we signed a definitive agreement to purchase, jointly with Westfield America Trust and The Rouse Company, the assets of Rodamco North America N.V. for $5.4 billion. Our portion of the acquisition includes the purchase of the remaining ownership interests in four of our existing joint venture assets and new ownership interests in nine additional properties. Our share of the purchase price was $1.59 billion including $579 million in debt and perpetual preferred stock assumed. The balance was paid in cash at closing and, initially, was funded by the existing Credit Facility and an acquisition facility of $600 million. The acquisition facility is a 12-month credit facility which bears interest at LIBOR plus 65 basis points. A portion of the purchase price was denominated in Euros. The transaction closed on May 3, 2002. Concurrent with the acquisition of the assets of Rodamco North America, N.V., we entered into new joint venture agreements for three properties included as part of the Rodamco North America, N.V. acquisition with a third party. We sold partnership interests in these three properties for approximately $391 million, including approximately $197 million of cash and approximately $194 million of debt assumed.

            In connection with the expected acquisition of the assets of Rodamco North America N.V. we entered into a EUR 795.1 million collar transaction to manage our exposure to fluctuations in the Euro currency. This derivative transaction effectively maintains our purchase price between a conversion rate of 0.91 Euros and 0.864 Euros. The fluctuation in earnings from this transaction will be partially offset by changes in our final purchase price. We believe that this derivative transaction is in the best interest of our unitholders due to the magnitude of our potential exposure. Current hedge accounting explicitly states that the effects of a hedge of a business combination must be reported through earnings and cannot be capitalized as part of the purchase price. Therefore, we expect some volatility in our earnings for the first two quarters of 2002. We recorded $5.4 million of expense for the period ending March 31, 2002 for this transaction which relates primarily to the fair value of the collar, consisting entirely of time value, and includes transaction costs. We terminated the collar subsequent to March 31, 2002 and received $3.6 million of cash. Therefore, we will record a positive impact to income of $8.4 million in the second quarter. Simultaneously with the termination of the collar we entered into a short term forward contract for approximately EUR 795 million to effectively lock in our exchange rate upon closing of this transaction. As a result, we have foreign currency exposure in the second quarter, which may cause volatility in our earnings.

  Disposals

            During the first three months of 2002, we sold our ownership interest in one community center for a gross sales price of $3.0 million, resulting in no gain or loss. The net proceeds of approximately $2.8 million were used for general working capital purposes. The community center was one of nine properties considered held for sale as of December 31, 2001 and another property classified as held for sale was sold subsequent to March 31, 2002.

            Subsequent to March 31, 2002, we sold our ownership interest in one specialty retail center for a gross sales price of $76.3 million, including cash of $46.6 million and our share of $59.1 million of debt assumed, resulting in a net gain of $38.8 million.

            In addition, subsequent to March 31, 2002, we decided to divest all of our interests in the five value-oriented super-regional malls, which we accounted for as joint ventures, with the Mills Corporation, who managed the properties. These assets are no longer part of our on-going real estate ownership strategy. We have agreed to sell these joint-venture interests to Mills Corporation for $448 million, including approximately $175 million of cash and the assumption of approximately $273 million of joint-venture debt. The transaction will result in a gain in excess of $100 million subject to final closing and pro-rations. The proceeds from this sale will be used to fund other acquisitions of other market dominant regional malls. We expect the transaction to close by May 31, 2002.

            In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including five Properties currently under contract for sale. We may decide to sell Properties that are held for use, in which case the sale prices of these assets may be less than the carrying value of the related assets.

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

            Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. We invested approximately $118.2 million on redevelopment projects during 2001. We have some renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $100 million on redevelopment in 2002.

            International.    The SPG Operating Partnership has a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"), which is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our current total investment in ERE and BEG, including subordinated debt, is approximately $73.5 million. The current estimated additional commitment, including subordinated debt, is approximately $28 million. However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 28.6% ownership interest over time. As of March 31, 2002, BEG and ERE had four Properties open in Poland and two in France.

            Technology Initiatives.    We continue with our technology initiatives through two investments: MerchantWired LLC and Constellation Real Technologies. Constellation is a consortium of leading real estate companies. Its primary asset is an investment in FacilityPro, a purchasing aggregation company. Our share of the total carrying amount of and receivables from our investments is approximately $32.6 million as of March 31, 2002 with our investment in and receivables from MerchantWired LLC totaling $29.8 million. We own an approximately 53% indirect non-controlling interest in MerchantWired LLC. We, along with the other members of MerchantWired LLC, have executed a definitive agreement for, and are in the final stages of completing, a sale of all their collective interests in MerchantWired LLC to a third party for cash and contingent consideration. Completing the sale is subject to finalizing the termination or modification of certain third party contracts, the buyer obtaining credit approval from its lenders, and certain other matters. In connection with this transaction, we will also acquire approximately $24 million of cable and related infrastructure from MerchantWired LLC and will make an $8 million additional contribution to

MerchantWired LLC. These proceeds, along with proceeds from other members, will be used by MerchantWired LLC to satisfy amounts outstanding under various lease arrangements and trade payables, resulting in the members being relieved of all guarantee obligations. We expect the transaction to close by the end of May. The amount of contingent consideration due us and the other members will be determined based upon a multiple of annualized December 2003 and December 2004 MerchantWired LLC revenues. If this transaction is not completed, the future of MerchantWired LLC will be impacted unless MerchantWired LLC is able to obtain future capital commitments.

  Investing and Financing Activities

            Cash provided by investing activities of $29.8 million for the three months ended March 31, 2002 includes distributions from unconsolidated entities of $62.4 million, and net proceeds of $2.8 million from the sale of one property previously mentioned. These cash sources are partially offset by capital expenditures of $29.8 million, investments in unconsolidated joint ventures of $5.4 million, and advances to the Management Company of $0.2 million. Capital expenditures include development costs of $9.3 million, renovation and expansion costs of $12.4 million and tenant costs and other operational capital expenditures of $8.1 million.

            Cash used in financing activities for the three months ended March 31, 2002 was $145.0 million and includes net distributions of $116.6 million and net payments of $28.4 million.

Seasonality

            The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. Our earnings are generally highest in the fourth quarter of each year as a result of the above.

Energy Management Services

            On September 30, 1999, Simon Property Group, L.P. entered into a multi-year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of the company's joint venture partnerships. As result of the December 2001 bankruptcy filing by Enron and Enron's failure to perform under the terms of the contract, we assumed total control over the management of its energy assets throughout the Portfolio, including the purchase and payment of utilities and maintenance and repair of energy related equipment. The majority of these costs and expenses are recoverable from our tenants.

            In addition, as part of our original agreement with Enron we required that it contract with our existing service providers for the maintenance and repair work on our energy assets. This allowed us to convert back to our prior contractual agreements while keeping the same work force and scope of work. There was no service interruption to any of our malls or tenants, and we are once again actively self-managing our energy business, just as we had done prior to the Enron contract. Enron has not formally rejected our contract yet, although we expect that to occur. We do not anticipate adverse financial consequences from the Enron bankruptcy and ultimate rejection of our contract.

Insurance

        Our portfolio-wide general liability and property insurance policies expired on December 31, 2001. We renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is now excluded from our new property coverage. To offset the drastic increases in insurance costs, we have taken measures to keep overall recoverable costs down to ensure that tenant costs per square foot do not increase significantly. During the first quarter of 2002, we purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and one is a blanket policy providing a $100.0 million aggregate limit for the remainder of our Portfolio Properties. These policies run through the end of 2002. As a result, all of our Properties within our Portfolio are covered by terrorism insurance.

Retail Climate and Tenant Bankruptcies

        Retailer bankruptcy filings are normal in the course of our operations. Although the overall retail environment is improving, it is still softer than normal. We are currently releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from these store closings or bankruptcies.

            The geographical diversity of our Portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix also is a factor because no single retailer represents either more than 2.0% of total GLA or more than 3.5% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt or, in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2002, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $7.6 million, and would decrease the fair value of debt by approximately $458.6 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $7.6 million, and would increase the fair value of debt by approximately $526.2 million.

Part II — Other Information

            Item 1: Legal Proceedings

            Please refer to Note 9 of the financial statements for a summary of material pending litigation.

            Item 6: Exhibits and Reports on Form 8-K

      (a)
      Exhibits

                                      None

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
                      General Partner

                      /s/ Stephen E. Sterrett
                      Stephen E. Sterrett,
                      Executive Vice President and Chief Financial Officer

                      Date: May 15, 2002

QuickLinks

SIMON PROPERTY GROUP, L.P. FORM 10-Q INDEX
Simon Property Group, L.P. Consolidated Balance Sheets (Dollars in thousands)
Simon Property Group, L.P. Consolidated Statements of Operations and Comprehensive Income (Dollars in thousands, except per unit amounts)
Simon Property Group, L.P. Consolidated Statements of Cash Flows (Dollars in thousands)
SIMON PROPERTY GROUP, L.P. Notes to Unaudited Consolidated Financial Statements (Dollars in thousands, except per unit amounts and where indicated as in billions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
SIGNATURE