Form 10-Q
period 2002-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2002-08-14
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

SIMON PROPERTY GROUP, L.P.

FORM 10-Q

INDEX

		Page
Part I - Financial Information
Item 1:	Financial Statements
	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001	5
Condensed Notes to Unaudited Consolidated Financial Statements		6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3:	Qualitative and Quantitative Disclosure About Market Risk	26
Part II - Other Information
Items 1 through 6		27
Signature		28

Simon Property Group, L.P.
Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2002	December 31, 2001
	Unaudited
ASSETS:
Investment properties, at cost	$13,579,378	$13,031,979
Less – accumulated depreciation	1,995,842	1,863,682

	11,583,536	11,168,297
Cash and cash equivalents	215,491	252,172
Tenant receivables and accrued revenue, net	246,875	311,857
Notes and advances receivable from Management Company and affiliates	132,002	108,162
Investment in unconsolidated entities, at equity	1,793,297	1,443,618
Goodwill, net	37,212	37,212
Deferred costs and other assets, net	314,679	302,834
Minority interest	14,358	20,094

Total assets	$14,337,450	$13,644,246

LIABILITIES:
Mortgages and other indebtedness	$9,597,064	$8,841,378
Accrued dividends	17,641	816
Accounts payable and accrued expenses	483,334	539,850
Cash distributions and losses in partnerships and joint ventures, at equity	25,883	26,084
Other liabilities	146,579	212,692

Total liabilities	10,270,501	9,620,820

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS' EQUITY:
Preferred units, 22,031,865 and 22,081,686 units outstanding, respectively. Liquidation values $1,008,876 and $1,058,697, respectively	964,892	1,028,318
General Partner, 174,793,374 and 172,135,362 units outstanding, respectively	2,352,258	2,266,472
Limited Partners, 63,749,063 and 63,930,350 units outstanding, respectively	857,894	841,758
Note receivable from SPG (Interest at 7.8%, due 2009)	(92,825)	(92,825)
Unamortized restricted stock award	(15,270)	(20,297)

Total partners' equity	4,066,949	4,023,426

Total liabilities and partners' equity	$14,337,450	$13,644,246

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Minimum rent	$317,637	$304,421	$623,701	$608,595
Overage rent	6,944	7,085	15,202	16,954
Tenant reimbursements	156,267	144,750	304,859	291,859
Other income	32,920	28,313	61,614	54,370

Total revenue	513,768	484,569	1,005,376	971,778

EXPENSES:
Property operating	89,391	81,571	173,059	159,635
Depreciation and amortization	115,455	105,726	225,153	211,284
Real estate taxes	52,293	47,714	103,768	99,784
Repairs and maintenance	17,612	19,260	35,315	38,845
Advertising and promotion	11,730	12,472	23,358	26,119
Provision for credit losses	1,516	2,275	4,745	5,234
Other (Notes 10 and 11)	4,493	6,604	17,184	13,497

Total operating expenses	292,490	275,622	582,582	554,398

OPERATING INCOME	221,278	208,947	422,794	417,380
Interest expense	150,593	149,970	298,398	307,894

Income before minority interest	70,685	58,977	124,396	109,486
Minority interest	(1,970)	(3,115)	(4,558)	(5,353)
Gain (Loss) on sales of assets and other, net (Note 11)	169,162	(28)	169,162	2,683

Income before unconsolidated entities	237,877	55,834	289,000	106,816
Loss from MerchantWired, LLC, net (Note 7)	(24,471)	(4,591)	(32,742)	(6,708)
Income from other unconsolidated entities	25,257	18,560	42,897	32,419

Income before extraordinary items and cumulative effect of accounting change	238,663	69,803	299,155	132,527
Extraordinary items – Debt related transactions (Note 11)	16,139	—	16,139	(25)
Cumulative effect of accounting change (Note 6)	—	—	—	(1,638)

NET INCOME	254,802	69,803	315,294	130,864
Preferred unit requirement	(19,171)	(19,346)	(38,505)	(38,777)

NET INCOME AVAILABLE TO UNITHOLDERS	$235,631	$50,457	$276,789	$92,087

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
SPG (Managing General Partner)	$171,992	$12,227	$202,015	$22,253
SPG Properties	—	24,335	—	44,448
Limited Partners	63,639	13,895	74,774	25,386

Net income	$235,631	$50,457	$276,789	$92,087

BASIC EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.93	$0.21	$1.10	$0.40

Net income	$1.00	$0.21	$1.17	$0.39

DILUTED EARNINGS PER UNIT:
Income before extraordinary items	$0.91	$0.21	$1.10	$0.40

Net income	$0.97	$0.21	$1.17	$0.39

Net Income	$254,802	$69,803	$315,294	$130,864
Cumulative effect of accounting change	—	—	—	(1,995)
Unrealized gain (loss) on interest rate hedge agreements	(26)	111	419	(6,093)
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	1,288	905	2,154	1,663
Other	25	(1,980)	34	(1,980)

Comprehensive Income	$256,089	$68,839	$317,901	$122,459

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,294	$130,864
Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	232,970	216,403
Extraordinary items	(16,139)	25
Gain on sales of assets and other, net	(169,162)	(2,683)
Cumulative effect of accounting change	—	1,638
Straight-line rent	(3,290)	(4,580)
Minority interest	4,558	5,353
Minority interest distributions	(6,426)	(8,126)
Equity in income of unconsolidated entities	(10,155)	(25,711)
Distributions of income of unconsolidated entities	34,750	27,072
Changes in assets and liabilities –
Tenant receivables and accrued revenue	71,222	33,236
Deferred costs and other assets	(14,016)	(19,777)
Accounts payable, accrued expenses and other liabilities	(178,166)	(57,719)

Net cash provided by operating activities	261,440	295,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(995,350)	—
Capital expenditures, net	(93,747)	(151,385)
Cash from acquisitions	1,746	8,156
Net proceeds from sale of assets and partnership interests	400,229	19,550
Investments in unconsolidated entities	(32,568)	(20,433)
Distributions of capital from unconsolidated entities	91,759	84,942
Investment in and advances (to)/from the Management Company and affiliate	9,733	(2,230)
Loan to the SRC Operating Partnership	—	4,136

Net cash used in investing activities	(618,198)	(57,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	14,232	4,097
Partnership distributions	(276,224)	(281,612)
Minority interest contributions	482	513
Mortgage and other note proceeds, net of transaction costs	1,396,575	665,134
Mortgage and other note principal payments	(814,988)	(667,688)

Net cash provided by (used in) financing activities	320,077	(279,556)

DECREASE IN CASH AND CASH EQUIVALENTS	(36,681)	(40,825)
CASH AND CASH EQUIVALENTS, beginning of period	252,172	209,755

CASH AND CASH EQUIVALENTS, end of period	$215,491	$168,930

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.

Condensed Notes to Unaudited Consolidated Financial Statements

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

            The SPG Operating Partnership is engaged in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. The SPG Operating Partnership's real estate properties consist primarily of regional malls and community shopping centers. As of June 30, 2002, the SPG Operating Partnership owned or held an interest in 250 income-producing properties in the United States, which consisted of 172 regional malls, 70 community shopping centers, four specialty retail centers and four office and mixed-use properties in 36 states (the "Properties"). The SPG Operating Partnership also owned an interest in 4 parcels of land held for future development, which together with the Properties are hereafter referred to as the "Portfolio Properties." In addition, the SPG Operating Partnership has ownership in eight additional retail real estate properties operating in Europe and Canada. The SPG Operating Partnership's leases from retail tenants generate the majority of its revenues through:

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

            The SPG Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company").

2.    Basis of Presentation

            The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended June 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited financial statements have been prepared in accordance with the accounting policies described in the SPG Operating Partnership's annual report on Form 10-K for the year ended December 31, 2001, except for accounting for stock options (see Note 3).

            The accompanying consolidated financial statements include accounts of all entities owned or controlled by the SPG Operating Partnership. All significant intercompany amounts have been eliminated.

            Consolidated properties are wholly-owned or owned less than 100% but are controlled by the SPG Operating Partnership. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. The deficit minority interest balance in the accompanying consolidated balance sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests are recorded when a partnership agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the outside partner to fund additional capital contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in properties ("Joint Venture Properties") and the investment in the Management Company (see Note 7). These investments are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income or loss, which is allocated in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

            Net operating results of the SPG Operating Partnership are allocated after preferred distributions based on its partners' weighted average ownership interests during the period. SPG's weighted average direct and indirect ownership interest in the SPG Operating Partnership during the six-month periods ended June 30, 2002 and June 30, 2001 was 73.0% and 72.4%, respectively.

            Preferred distributions of the SPG Operating Partnership represent distributions on preferred Units.

            Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2002 presentation. Distributions from unconsolidated entities that represent return on investments have been reclassified in the statements of cash flows to "net cash provided by operating activities" from "net cash used in investing activities" for all periods presented. In addition, distributions to minority interest owners of consolidated properties have been reclassified in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) financing activities" for all periods presented. These reclassifications have no impact on the net income previously reported.

3.    Accounting for Stock Options

            As permitted by SFAS No. 123 "Accounting for Stock Based Compensation", the SPG Operating Partnership has changed its accounting policy with respect to stock options. The fair value of stock options awarded will be expensed as compensation expense over the vesting period for options issued on a prospective basis only and is effective January 1, 2002, both in accordance with the adoption provisions of SFAS 123. The impact of this change through June 30, 2002 was not material.

4.    Per Unit Data

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$ 219,492	$ 50,457	$ 260,650	$ 93,750
Extraordinary items	16,139	—	16,139	(25)
Cumulative effect of accounting change	—	—	—	(1,638)

Net Income available to Unitholders – Basic	$ 235,631	$ 50,457	$ 276,789	$ 92,087

Effect of dilutive securities:
Dilutive convertible preferred unit requirements (1)	8,502	—	1,470	—
Net Income available to Unitholders – Diluted	$ 244,133	$ 50,457	$ 278,259	$ 92,087

Weighted Average Units Outstanding – Basic	236,585,501	235,708,099	236,377,589	235,490,837
Effect of stock options	721,307	319,616	616,054	239,714
Effect of convertible preferred units (1)	14,301,217	—	1,851,817	—

Weighted Average Units Outstanding – Diluted	251,608,025	236,027,715	238,845,460	235,730,551

        (1)    Both Series A convertible preferred units and Series B convertible preferred units were dilutive for the three-months ended June 30, 2002. Only Series A convertible preferred units was dilutive for the six-months ended June 30, 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Basic Earnings Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$0.93	$0.21	$1.10	$0.40
Extraordinary items	0.07	—	0.07	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net Income available to Unitholders – Basic	$1.00	$0.21	$1.17	$0.39

Diluted Earnings Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$0.91	$0.21	$1.10	$0.40
Extraordinary items	0.06	—	0.07	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net Income available to Unitholders – Diluted	$0.97	$0.21	$1.17	$0.39

            Basic and diluted earnings per Unit is presented in the financial statements based upon the weighted average number of Units of the SPG Operating Partnership.

5.    Cash Flow Information

            Cash paid for interest, net of amounts capitalized, during the six months ended June 30, 2002 was $300,146 as compared to $297,342 for the same period in 2001. See Notes 7 and 11 for information about non-cash transactions during the six months ended June 30, 2002.

6.    Cumulative Effect of Accounting Change

            The cumulative effect of accounting change resulted from the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 and includes the SPG Operating Partnership's share of unconsolidated entities cumulative effect of accounting change.

7.    Investment in Unconsolidated Entities

            Joint ventures are common in the real estate industry. The SPG Operating Partnership utilizes joint ventures to finance certain properties and to diversify its risk in a particular asset or trade area. As discussed in Note 2, since the SPG Operating Partnership does not fully control these properties, the SPG Operating Partnership's accounting policy and accounting principles generally accepted in the United States require that the SPG Operating Partnership account for these properties on the equity method of accounting. Summary financial information of the joint ventures and a summary of the SPG Operating Partnership's investment in and share of income from such joint ventures follow. Major captions of assets and liabilities as well as the statements of operations for partnerships interests sold or consolidated (when the SPG Operating Partnership has acquired an additional interest in a partnership and as a result has gained control of the partnership) as "Discontinued Joint Venture Partnerships" have been condensed into separate line items to present the balance sheet and results of operations of those partnership interests held as of June 30, 2002.

BALANCE SHEETS	June 30, 2002	December 31, 2001
Assets:
Investment properties, at cost	$ 8,347,513	$ 6,952,075
Less – accumulated depreciation	1,260,722	1,070,594

	7,086,791	5,881,481
Net investment properties, at cost of Discontinued Joint Venture Partnerships	—	999,184
Cash and cash equivalents	191,576	166,666
Tenant receivables	165,704	164,642
Investment in unconsolidated entities	1,507	—
Other asets of Discontinued Joint Venture Partnerships	—	101,867
Other assets	182,769	134,511

Total assets	$ 7,628,347	$ 7,448,351

Liabilities and Partners' Equity:
Mortgages and other notes payable	$ 5,419,838	$ 4,721,711
Mortgages of Discontinued Joint Venture Partnerships	—	967,677

	5,419,838	5,689,388
Accounts payable and accrued expenses	227,983	191,398
Other liabilities	67,364	86,332
Other liabilities of Discontinued Joint Venture Partnerships	—	28,715

Total liabilities	5,715,185	5,995,833
Partners' equity	1,913,162	1,452,518

Total liabilities and partners' equity	$ 7,628,347	$ 7,448,351

The SPG Operating Partnership's Share of:
Total assets	$ 3,184,697	$ 3,084,342

Partners' equity	$962,036	$746,537
Add: Excess Investment	716,933	563,278

The SPG Operating Partnership's net Investment in Joint Ventures	$ 1,678,969	$ 1,309,815

Mortgages and other notes payable	$ 2,293,998	$ 2,392,522

            "Excess Investment" represents the unamortized difference of the SPG Operating Partnership's investment over its share of the equity in the underlying net asset of the partnerships and joint ventures acquired. Excess investment is amortized over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
STATEMENTS OF OPERATIONS	2002	2001	2002	2001
Revenue:
Minimum rent	$ 204,102	$ 166,488	$ 381,776	$ 329,024
Overage rent	2,332	2,309	7,552	7,623
Tenant reimbursements	104,455	86,198	190,144	169,464
Other income	8,226	12,997	18,291	20,353

Total revenue	319,115	267,992	597,763	526,464
Operating Expenses:
Property operating	52,764	45,970	99,984	87,834
Depreciation and amortization	60,561	49,543	113,485	96,586
Real estate taxes	32,583	27,412	62,775	57,307
Repairs and maintenance	19,087	12,983	30,809	25,195
Advertising and promotion	7,585	7,049	14,598	14,047
Provision for credit losses	1,088	2,566	2,524	4,606
Other	6,287	4,824	11,903	8,094

Total operating expenses	179,955	150,347	336,078	293,669
Operating Income	139,160	117,645	261,685	232,795
Interest Expense	85,920	75,820	161,667	154,420

Income Before Unconsolidated Entities	53,240	41,825	100,018	78,375
Income from unconsolidated entities	1,507	—	1,507	—

Income from Continuing Operations	54,747	41,825	101,525	78,375
Income from Discontinued Joint Venture Partnerships	4,469	4,963	12,597	12,481

Income Before Extraordinary Items and Cumulative Effect of Accounting Change ("IBEC")	59,216	46,788	114,122	90,856
Extraordinary Items	—	—	—	(75)
Cumulative Effect of Accounting Change	—	(75)	—	(2,883)

Net Income	$ 59,216	$ 46,713	$ 114,122	$ 87,898
Third-Party Investors' Share of IBEC	34,895	27,857	67,661	55,786

The SPG Operating Partnership's Share of IBEC	$ 24,321	$ 18,931	$ 46,461	$ 35,070
Amortization of Excess Investment	5,719	6,002	11,492	10,948

Income from Unconsolidated Entities	$ 18,602	$ 12,929	$ 34,969	$ 24,122

            The balance sheet and results of operations of the Management Company are excluded from the tables above. The SPG Operating Partnership's net investment in the Management Company, excluded from the tables above, was $88,445 as of June 30, 2002 and $107,719 as of December 31, 2001. The SPG Operating Partnership's share of the

Management Company's consolidated and MerchantWired LLC's net income (loss) after intercompany profit eliminations is presented below for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
The SPG Operating Partnership's share of:
Management Company income excluding losses from MerchantWired LLC	$ 6,655	$ 5,631	$ 7,928	$ 8,297
Losses from MerchantWired LLC	(24,471)	(4,591)	(32,742)	(6,708)

Total net income (loss)	$(17,816)	$ 1,040	$(24,819)	$ 1,589

            The losses from MerchantWired LLC presented above and in the accompanying combined statements of operations and comprehensive income represent the SPG Operating Partnership's indirect share of the operating losses of MerchantWired LLC and the write-off of its investment in MerchantWired LLC. All of these items are presented net of the income tax benefits received by the Management Company.

            The members of MerchantWired LLC, including an affiliate of the SPG Operating Partnership, agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC is shutting down its operations and transitioning its customers to alternate service providers which is expected to be completed by September 3, 2002. Accordingly, the Management Company wrote-off its investment in and advances to MerchantWired LLC that resulted in the SPG Operating Partnership's share of a $22.5 million write-off, net of tax. The SPG Operating Partnership does not anticipate making further cash contributions to MerchantWired LLC.

            The SPG Operating Partnership, along with the other members of MerchantWired LLC, paid $49.5 million directly to a MerchantWired LLC vendor in order to satisfy a lease guarantee obligation, of which the SPG Operating Partnership's share was $26.3 million. As a result of this transaction, the SPG Operating Partnership purchased the cable infrastructure ("Cable") and therefore owns and controls the Cable in its properties. The carrying amount of the Cable as of June 30, 2002 is $19.3 million of which $16.4 million is included in "Investment Properties, at cost" and $2.9 million is included in "Investments in unconsolidated entities, at equity" and will be amortized over four years. The difference of $7.0 million between the payment of the lease guarantee obligation and the carrying amount of the Cable is included in the $22.5 million write-off, net of tax, discussed above. The SPG Operating Partnership intends to use the Cable, which will benefit its current and future operations, either directly or indirectly.

            On March 1, 2001, Kimco Realty Corporation lead the formation of a limited liability company, Kimsward LLC ("Kimsward"). Kimsward acquired the right from the Bankruptcy Court to designate persons or entities to whom the Montgomery Ward LLC real estate assets were to be sold. For the six-months ended June 30, 2001 the Management Company recorded $9.7 million of equity in income from Kimsward. In addition, the SPG Operating Partnership charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions.

8.    Debt

            The SPG Operating Partnership had combined consolidated debt of $9.6 billion as of June 30, 2002, of which $7.3 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.1% and $2.3 billion was variable-rate debt bearing interest at a weighted average rate of 3.0%.

            On February 28, 2002, the SPG Operating Partnership refinanced a $150 million term loan, with essentially the same terms, extending its maturity date to February 28, 2003 with the option to exercise a one-year extension of the maturity date available at the SPG Operating Partnership's option.

            On March 15, 2002, the SPG Operating Partnership retired $250.0 million of 9% bonds with proceeds from its $1.25 billion unsecured corporate credit facility.

            On April 16, 2002, the SPG Operating Partnership refinanced its existing $1.25 billion unsecured corporate credit facility (the "Credit Facility"). As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at the SPG Operating Partnership's option. The Credit Facility continues to bear an interest rate of LIBOR plus 65 basis points and provides for different pricing based upon the SPG Operating Partnership's corporate credit rating.

            On May 1, 2002, in connection with the Rodamco acquisition described in Note 11, the SPG Operating Partnership secured a $600 million 12-month acquisition credit facility which bears interest at LIBOR plus 65 basis points. The balance on the acquisition credit facility as of June 30, 2002 was $425.0 million.

9.    Partners' Equity

            During the first six months of 2002, the SPG Operating Partnership issued 173,442 Paired Units to limited partners in exchange for their Units. During the first six months of 2002, the SPG Operating Partnership issued 584,823 Paired Units related to employee stock options exercised. The net proceeds of approximately $13.7 million were used for general working capital purposes.

            On June 27, 2002, 49,821 Units of SPG's Series A Convertible Preferred Units were converted into 1,892,967 Units. In addition, another 19,368 Units were issued to the holders of the convertible units in lieu of the cash dividends allocable to those preferred units.

            On July 1, 2002 the SPG Operating Partnership issued 9,000,000 Units to SPG. The net proceeds of $321.4 million were used to pay down the $600.0 million acquisition credit facility.

10.    Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. ("Triple Five") commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and the SPG Operating Partnership. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the SPG Operating Partnership and related entities (the "Teachers Sale"); and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank ("Chase") that is secured by a mortgage placed on Mall of America's assets (the "Chase Mortgage"). The complaint, which contains twelve counts, seeks remedies of damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, the SPG Operating Partnership is specifically identified as a defendant in connection with the Teachers Sale. On July 25, 2002 the Court heard arguments on the defendants' motion for summary judgment. The SPG Operating Partnership believes that the Triple Five litigation is without merit and intends to defend the action vigorously. The SPG Operating Partnership believes that the Triple Five litigation will not have a material adverse effect on the SPG Operating Partnership. Given that the case is still in pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al., Case No. 96CV02607. In Agostinelli, 27 former employees of DeBartolo Realty Corporation ("DRC") and DeBartolo Properties Management, Inc. ("DPMI") sued DRC, DPMI, and SPG for an alleged breach of contract related to DRC's Stock Incentive Plan. After the Court of Appeals reversed summary judgment for the defendants, the trial court rendered judgment for the plaintiffs in the combined total amount of approximately $12 million, with interest to run on the judgment. Both sides appealed the judgment, and on December 19, 2001, the Court of Appeals reversed the trial court in part and remanded the case for a limited trial. Upon remand to the trial court, the parties reached an agreement whereby all plaintiffs provided Defendants with written releases of their claims, filed a Satisfaction of Judgment, and Stipulation of Dismissal of the litigation in exchange for Defendant's settlement payment of $14 million less applicable withholding for taxes. The final settlement resulted in an additional $3.1 million of expense for the six-months ended June 30, 2002 and has been included in other expense in the accompanying combined statement of operations and comprehensive income. As a result of this settlement, the SPG Operating Partnership is relieved of any other obligations under this litigation.

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

  Guarantee of Indebtedness

            The SPG Operating Partnership has guaranteed, and therefore is contractually obligated to fund, $67.5 million of its total $2.3 billion share of joint venture debt. Included in these guarantees, Simon Property Group, L.P. has guaranteed 30% of a $113.8 million construction loan at one of its joint venture properties that matured in June 2002. This loan was extended for 45 days and now matures on August 14, 2002. Simon Property Group, L.P. is involved in discussions with its equity partner, the construction loan lender and other potential lenders. Management expects the construction loan to be refinanced or the maturity date to be extended, however, obtaining the refinancing or extension will likely require additional equity funding. Management believes that any additional investment will be realizable.

  Energy management services

            On September 30, 1999, the SPG Operating Partnership entered into a multi-year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements for the wholly-owned properties and many of the SPG Operating Partnership's joint venture Properties. The contract includes electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of the December 2001 bankruptcy filing by Enron and Enron's failure to perform under the terms of the contract, the SPG Operating Partnership assumed total control over the management of its energy assets throughout the Portfolio. This includes the purchase and payment of utilities and maintenance and repair of energy related equipment. There has been no service interruption to the SPG Operating Partnership's malls or tenants. Although Enron has not formally rejected the contract, the SPG Operating Partnership does not anticipate adverse financial consequences from the Enron bankruptcy.

  Insurance

            The SPG Operating Partnership's portfolio-wide general liability and property insurance policies expired on December 31, 2001. The SPG Operating Partnership renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. Terrorism insurance is excluded from the Operating Partnership's new property coverage. During the first quarter of 2002, the SPG Operating Partnership purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and one is a blanket policy providing a $100.0 million aggregate limit for the remainder of the SPG Operating Partnership's Portfolio Properties. These policies run through the remainder of 2002. As a result, all of the Properties within the Portfolio are covered by terrorism insurance.

11.    Real Estate Disposals and Acquisitions

            On April 1, 2002, the SPG Operating Partnership sold its ownership interest in Orlando Premium Outlets for a gross sales price of $76.3 million, including cash of $46.6 million and its 50% share of $59.1 million of debt, resulting in a net gain of $39.0 million. Also during the second quarter, the SPG Operating Partnership made the decision to no longer pursue certain development projects. As a result, the SPG Operating Partnership wrote-off the carrying amount of its predevelopment costs associated with these projects in the amount of $17.1 million, which is included in "gains on sales of assets and other, net" in the accompanying unaudited statement of operations and comprehensive income.

            The SPG Operating Partnership had nine assets held for sale as of December 31, 2001. During the first six months of 2002, the SPG Operating Partnership sold its ownership interest in two community centers and two regional malls. The two community centers were sold for a net sales price of $3.8 million, resulting in no gain or loss. In addition, during the second quarter of 2002, the SPG Operating Partnership negotiated, in cooperation with the lenders, the sale of its ownership interests in one mall and deeded one mall to the lender in full satisfaction of the outstanding indebtedness. The two malls were encumbered with $52.2 million of indebtedness. The net impact of these two transactions resulted in a net gain on debt forgiveness of $16.1 million which is reflected in extraordinary items on the combined statements of operations and comprehensive income.

            During the first quarter of 2002, the SPG Operating Partnership signed a definitive agreement to purchase, jointly with Westfield America Trust ("Westfield") and The Rouse Company ("Rouse"), the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates for $5.4 billion. On May 3, 2002, the SPG Operating Partnership acquired certain partnership interests owned by Rodamco and its affiliates. The SPG Operating Partnership's portion of the acquisition includes the purchase of the remaining partnership interests in four of its existing joint venture assets and new partnership interests in nine additional properties. The SPG Operating Partnership acquired these partnership interests as part of the SPG Operating Partnership's acquisition strategy to acquire and own market dominant regional malls thereby increasing the quality of the SPG Operating Partnership's overall portfolio. The results of operations for the assets acquired have been included in the SPG Operating Partnership's results of operations from May 3, 2002 to June 30, 2002.

            The offering price was EUR 2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or EUR 55 per share, of which the SPG Operating Partnership's share was EUR 795.0 million or $720.7 million. The SPG Operating Partnership's share of the total consideration was $1.6 billion including the assumption of $579 million of debt and perpetual preferred units. In addition, the SPG Operating Partnership funded $268.8 million to pay off its share of corporate level debt and unwind interest rate swap agreements. The value of the assets or partnership interests acquired was determined using traditional real estate valuation methodologies. The SPG Operating Partnership's purchase allocation is preliminary and is expected to be completed by December 31, 2002.

            Certain assets acquired are held jointly by Rouse, Westfield and the SPG Operating Partnership. Some of these assets are considered held for sale. The SPG Operating Partnership, along with Rouse and Westfield, are actively marketing these assets and management expects these assets to be sold within one year. The impact on results of operations from these assets was not material for the period from May 3, 2002 to June 30, 2002. The purchase price allocation to these assets was based on the SPG Operating Partnership's estimate of the fair market value of these assets.

            Concurrently with the Rodamco acquisition, the SPG Operating Partnership sold two partnership interests acquired as part of the Rodamco acquisition and an existing partnership interest to Teacher's Insurance and Annuity Association ("TIAA"). TIAA acquired partnership interests in these three properties for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. The sale of the existing partnership interest resulted in a net gain of $25.1 million.

            As a result of the Rodamco acquisition and TIAA transaction, the SPG Operating Partnership consolidated five partnership interests and accounts for six new partnership interests as joint ventures. In addition, certain other assets held jointly by the SPG Operating Partnership, Rouse and Westfield are accounted for as joint ventures.

  Pro Forma

            The following unaudited pro forma summary financial information combines the consolidated results of the SPG Operating Partnership as if the Rodamco acquisition and the TIAA sale had occurred as of January 1, 2001, and were carried forward through June 30, 2002. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Rodamco acquisition had been consumated at January 1, 2001, nor does it purport to represent the results of operations for future periods.

	Three Months Ended June 30, 2002(1)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002(1)	Six Months Ended June 30, 2001
Total revenue	$522,018	$499,619	$1,030,867	$1,005,705

Income from unconsolidated entities	$24,384	$17,184	$48,931	$34,400

Income before extraordinary items and cumulative effect of accounting change	$240,460	$65,650	$305,201	$126,535

Net income available to unitholders	$237,428	$46,306	$282,835	$86,097

Income before extraordinary items and cumulative effect of accounting change per share – basic	$0.94	$0.20	$1.13	$0.37

Income before extraordinary items and cumulative effect of accounting change per share – diluted	$0.92	$0.20	$1.12	$0.37

Net income available to unitholders per share – basic	$1.00	$0.20	$1.20	$0.37

Net income available to unitholders per share – diluted	$0.97	$0.20	$1.19	$0.37

(1)
The pro forma results of operations for 2002 presented above include the impacts of the gains on asset sales, net, which are described elsewhere in this footnote.

            In connection with the Rodamco acquisition the SPG Operating Partnership entered into a series of hedging transactions to manage its EUR 795 million exposure to fluctuations in the Euro currency. The total net gains were $7.1 million on hedging activities for the six-months ended June 30, 2002. As of March 31, 2002, one of these transactions had a fair value loss and transaction costs of $5.4 million and was included in other expenses. The first quarter fair value loss of $4.7 million was reversed in other expense during the three months ended June 30, 2002.

            On July 19, 2002, the SPG Operating Partnership purchased the remaining two-thirds interest in Copley Place in Boston, one of the Rodamco assets. The interest was purchased for $241.4 million, including $118.3 million in cash and the assumption of $123.1 million of debt. The acquisition was funded with proceeds from the existing Credit Facility.

            In addition, the SPG Operating Partnership decided to divest all of its interests in the five value-oriented super-regional malls, which were accounted for as joint ventures, with the Mills Corporation, who managed the properties. These assets are no longer part of the SPG Operating Partnership's on-going real estate ownership strategy. The SPG Operating Partnership sold these joint-venture interests to the Mills Corporation for approximately $421.5 million including $148.1 million of cash and the assumption of approximately $273.4 million of joint-venture debt on May 31, 2002. The transaction resulted in a gain of $122.2 million. The SPG Operating Partnership was also relieved of all guarantees of the indebtedness related to these five properties. In connection with this transaction, the Management

Company also sold its land partnership interests for $24.1 million that resulted in the SPG Operating Partnership's $8.4 million share of gains, net of tax, recorded in income from unconsolidated entities.

12.    New Accounting Pronouncements

            On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for the SPG Operating Partnership for any business combination completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired by the SPG Operating Partnership after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the SPG Operating Partnership adopted SFAS No. 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill ceased and the new impairment-only approach applies. The impact of adopting SFAS No. 142 resulted in no impairment of the SPG Operating Partnership's goodwill and the impact also eliminates the amortization of goodwill thereby increasing the SPG Operating Partnership's net income by approximately $1.2 million annually.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 is a broad statement that provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. The effective date for adoption of SFAS No. 144 was January 1, 2002. SFAS No. 144 requires the SPG Operating Partnership to reclassify any operations related to assets not classified as held for sale as of December 31, 2001 to discontinued operations. As of June 30, 2002, there are no other impacts of the adoption of SFAS No. 144.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other items, SFAS No. 145 rescinds SFAS No. 4, "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30 Debt extinguishments as part of a company's risk management strategy would not meet the criteria for classification as extraordinary items. The SPG Operating Partnership is currently evaluating the full impact of the adoption of SFAS No. 145, however, the effects of this pronouncement may result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, some extraordinary items related to debt transactions recorded in prior periods, including those recorded in the current period, may need to be reclassified to income from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and early application is encouraged.

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

Overview

            We are Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, a majority owned subsidiary of Simon Property Group, Inc. ("SPG"), a Delaware corporation. SPG is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of SPG is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc. ("SRC" and together with SPG, the "Companies"). Units of partnership interests ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SRC. In this report, the terms "we", "us" and "our" refer to the SPG Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of June 30, 2002, we owned or held an interest in 250 income-producing properties in the United States, which consisted of 172 regional malls, 70 community shopping centers, four specialty retail centers, and four office and mixed-use properties in 36 states (the "Properties"). We also own 4 parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in eight additional retail real estate properties operating in Europe and Canada. Our leases from retail tenants generate the majority of our revenues through:

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

Results of Operations

            The following property acquisitions and openings impacted our consolidated combined results of operations in the comparative periods. We opened Bowie Towne Center in October 2001, completed the acquisition of certain partnership interests of Rodamco North America N.V. ("Rodamco") in May 2002, and sold interests in several Properties throughout the comparative periods (collectively the "Property Transactions"). In addition, we opened Montreal Forum in May 2001, and in October 2001 acquired a 50% ownership interest in Fashion Valley Mall. See "Liquidity and Capital Resources" and Note 11 of the accompanying Notes to Unaudited Financial Statements for additional information about acquisitions, openings and disposals during the comparative period. The following detailed discussion of the changes in operating income excludes the Property Transactions.

  Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

            Our change in operating income was impacted by the following positive items during 2002. Minimum rents, excluding our consolidated Simon Brand Venture ("SBV") and Simon Business Network ("SBN") initiatives, increased $4.2 million during the period due to leasing of space at higher rents. In addition, temporary tenant income increased by $2.1 million during the period due to our ability to rent unoccupied in-line space. Our operating income also includes a $7.0 million increase in outlot land parcel sales, primarily at three Properties. In addition, our miscellaneous income increased by $3.4 million. The increase includes the impact of our hedges of the Rodamco acquisition which positively impacted operating income by $12.5 million during the period, of which $7.8 million is included in other income and $4.7 million is included as an offset in other expense. The acquisition and hedge transactions are described further in Note 11 of the accompanying Notes to Unaudited Financial Statements. This increase was offset by $5.7 million in fee income recorded in 2001 associated with the Kimsward transaction charged to the Management Company as described in Note 7 of the accompanying Notes to Unaudited Financial Statements. Provision for credit losses decreased $0.9 million primarily due to recoveries from bankrupt tenants. Net tenant reimbursements were essentially flat for the quarter, which includes the increase in insurance costs noted below. The change in operating income includes the net positive impact of the Property Transactions of $4.9 million.

            These positive items realized in operating income were offset by a $7.8 million increase in depreciation and amortization, primarily due to increased tenant cost amortization and, to a lesser extent, an increase in depreciable real estate resulting from renovation and expansion activities. Our property operating expenses increased primarily due to increased insurance costs of $3.4 million, which were anticipated and most of which is recoverable from tenants. In addition, we incurred $2.1 million of expense related to a litigation settlement included in other expenses and as described in Note 10 of the accompanying Notes to Unaudited Financial Statements. Lease settlement income decreased $3.9 million due to significant settlements received in 2001. Interest income decreased $0.9 million during 2002 due to the lower interest rate environment.

            Interest expense during 2002 increased $0.6 million, or 0.4% compared to the same period in 2001. This increase includes $5.9 million related to the borrowings used to fund the Rodamco acquisition and the assumption of consolidated property level debt resulting from the Rodamco acquisition during 2002 which was offset by lower interest rate levels.

            Income from unconsolidated entities increased $6.7 million in 2002, resulting from a $5.7 million increase in income from unconsolidated partnerships and joint ventures, and a $1.0 million increase in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income related to the Rodamco acquisition in May 2002, Fashion Valley Mall in October 2001, and lower interest rates.

            Income from the Management Company before losses from MerchantWired LLC increased due to our $8.4 million share of the gain, net of tax, associated with the sale of land partnership interests to the Mills Corporation. This was offset by $4.0 million of income recorded in 2001 from the Kimsward transaction, net of fees charged by us. The loss from MerchantWired, LLC increased $19.9 million, net. This includes our $22.5 million share of the net write-off of our investment in MerchantWired LLC in 2002, offset by a $2.6 million net decrease in operating losses.

            The following table summarizes our net gain on sales of assets and other for the second quarter of 2002 (in millions) which are also described in more detail Note 11 of the accompanying Notes to Unaudited Financial Statements:

Asset	Type (number of properties)	Net Proceeds	Gain/(Loss)
Orlando Premium Outlets	Specialty retail center (1)	$46.7	$39.0
Mills Properties (a)	Value-oriented super-regional mall (5)	148.2	122.2
Asset held for sale	Community center (1)	0.9	0.0
TIAA Transaction (Note 11)	Regional mall (3)	198.0	25.1
Other (b)	Pre-development costs	n/a	(17.1)

		$393.8	$169.2

(a)
Amounts exclude certain Mills assets owned by the Management Company. These sales had net proceeds of $24.1 million, resulting in our share of a gain of $8.4 million, net of tax.

(b)
We made the decision to no longer pursue certain development projects, therefore, we wrote-off the carrying amount of our predevelopment costs associated with these projects.

            During 2002 we recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls, see Note 11 of the accompanying Notes to Unaudited Financial Statements.

            Net income was $254.8 million for the three-months ended June 30, 2002, which reflects a $185.0 million or 265.0% decrease compared to the same period in 2001, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnerships during the period.

  Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

            Our change in operating income was impacted by the following positive items during 2002. Minimum rents, excluding our consolidated SBV and SBN initiatives, increased $4.3 million during the period due to increased regional mall average base rent per square foot ("psf") and leasing spreads of $7.37 psf. The leasing spread includes new regional store leases signed at an average of $39.55 psf initial base rents as compared to $32.18 psf for regional mall store leases terminating or expiring in the same period. In addition, temporary tenant income increased by $2.7 million during the period due to our ability to rent unoccupied in-line space. Our operating income also includes a $14.9 million increase in outlot land parcel sales, primarily at five Properties. In addition, our miscellaneous income increased by $3.0 million. The increase includes the impact of our hedges of the Rodamco acquisition, which positively impacted operating income by $7.1 million during the period of which $7.8 million is included in other income and $0.7 million of expense is included in other expenses. The acquisition and hedge transactions are described further in Note 11 of the accompanying Notes to Unaudited Financial Statements. This increase was offset by $5.7 million in fee income recorded in 2001 associated with the Kimsward transaction charged to the Management Company. Provision for credit losses decreased $0.7 million due to recoveries from bankrupt tenants. Net tenant reimbursements were essentially flat for the period, which includes the increase in insurance costs noted below. The change in operating income includes the net positive impact of the Property Transactions of $6.2 million.

            These positive items realized in operating income were offset by an $10.9 million increase in depreciation and amortization primarily due to increased tenant cost amortization and, to a lesser extent, an increase in depreciable real estate resulting from renovation and expansion activities. Our property operating expenses increased primarily due to increased insurance costs of $5.8 million, which was anticipated and most of which is recoverable from tenants. Revenues from our consolidated SBV and SBN initiatives decreased $6.8 million primarily due to a contract termination payment recognized in 2001. In addition, we incurred $3.1 million of expense related to a litigation settlement included in other expenses as described in Note 10 of the accompanying Notes to Unaudited Financial Statements. Interest income decreased $3.4 million during 2002 due to the lower interest rate environment. Overage rents decreased $1.5 million resulting from lower sales levels.

            Interest expense during 2002 decreased $9.5 million, or 3.1% compared to the same period in 2001. This decrease resulted from lower variable interest rate levels which were offset by $5.9 million related to the borrowings used to fund the Rodamco acquisition and the assumption of consolidated property level debt resulting from the Rodamco acquisition during 2002.

            Income from unconsolidated entities increased $10.5 million in 2002, resulting from an $10.9 million increase in income from unconsolidated partnerships and joint ventures, and a $0.4 million decrease in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income related to lower interest rates, the Rodamco acquisition in May 2002, and Fashion Valley Mall in October 2001.

            Income from the Management Company before losses from MerchantWired LLC increased due to our $8.4 million share of the gain, net of tax, associated with the sale of land partnership interests to the Mills Corporation. This was offset by $4.0 million of income recorded in 2001 from the Kimsward transaction, net of fees charged by us. Losses from MerchantWired, LLC increased $26.0 million, net. This includes our share of a $4.2 million net impairment charge on certain technology assets and the $22.5 million net write-off of our investment in MerchantWired, LLC.

            Our gains on sales of assets and other, net, of $169.2 million for the six months ended June 30, 2002 include the amounts previously discussed in the three months ended June 30, 2002. In addition to those transactions we sold one of our assets held for sale which resulted in $2.9 million of net proceeds and resulted in no gain or loss. In 2001, we recognized a net gain of $2.7 million on the sale of one regional mall, one community center, and one office building from net proceeds of approximately $19.6 million.

            During 2002 we recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net proceeds from these disposals were $3.6 million. In 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 6 in the accompanying Notes to Unaudited Financial Statements for discussions of the cumulative effect of accounting changes.

            Net income was $315.3 million for the six-months ended June 30, 2002, which reflects a $184.4 million or 140.9% increase compared to the same period in 2001, primarily for the reasons discussed above. Net income was allocated to the partners of the SPG Operating Partnership based on their preferred Unit preferences and weighted average ownership interests in the SPG Operating Partnership during the period.

Liquidity and Capital Resources

            Our balance of unrestricted cash and cash equivalents was $215.5 million as of June 30, 2002, including $64.4 million related to our gift certificate program, which we do not consider available for general working capital purposes. During the second quarter we refinanced our $1.25 billion unsecured revolving credit facility (the "Credit Facility") which had available credit of $620.4 million at June 30, 2002. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. SPG and us also have access to public equity and debt markets. Our current corporate ratings are Baa1 by Moody's Investors Service and Bbb+ by Standard & Poor's.

            On July 1, 2002, we issued 9,000,000 Units to SPG in connection with the Companies' issuance of 9,000,000 Paired Shares. The Companies issued the Paired Shares partially to meet the needs of index funds to purchase the Units after our addition to the S&P 500 Index as well as to permanently finance the Rodamco acquisition. We received $321.4 million of net proceeds from SPG which were used to reduce the outstanding balance of the $600.0 million acquisition credit facility.

            We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to SPG in order for SPG to maintain its REIT status. Through June 30, 2002, our cash flow from operations and distributions from joint ventures included in investing activities totaled $353.2 million. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

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

  Financing and Debt

            The following table summarizes the material aspects of our future obligations:

(thousands)	Through December 31, 2002	2003 – 2004	2005 – 2007	After 2007	Total
Long Term Debt
Consolidated (1)	$85,977	$3,225,467	$3,615,213	$2,522,528	$9,449,185
Joint Ventures (1)	62,691	384,433	904,880	936,763	2,288,767

Total Long Term Debt	148,668	3,609,900	4,520,093	3,459,291	11,737,952
Ground Lease commitments	4,168	15,629	23,110	506,062	548,969

Total	$152,836	$3,625,529	$4,543,203	$3,965,353	$12,286,921

(1)    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            The debt of our joint ventures is the liability of the joint venture partnerships and is typically secured by the joint venture Property. We have guaranteed and therefore are contractually obligated to fund $67.5 million of our total $2.3 billion share of joint venture debt stated above. Included in these guarantees, we have guaranteed 30% of a $113.8 million construction loan at one of the joint venture Properties, which matures in August 2002. We are involved in discussions with our equity partner, the construction loan lender and other potential lenders. We expect the construction loan to be refinanced or the maturity date to be extended, however, obtaining the refinancing or extension will likely require additional equity funding. We believe that any additional investment will be realizable.

            We had combined consolidated debt of $9.6 billion as of June 30, 2002, of which $7.3 billion was fixed-rate debt, bearing interest at a weighted average rate of 7.1% and $2.3 billion was variable-rate debt bearing interest at a weighted average rate of 3.0%. As of June 30, 2002, we had interest rate protection agreements related to $461.6 million of combined consolidated variable-rate debt. In addition, we had interest rate protection agreements effectively converting fixed rate debt to variable related to $675.0 million of combined consolidated fixed rate debt. Our interest rate protection agreements did not materially impact our interest expense or weighted average borrowing rates in 2002.

            On February 28, 2002, we refinanced our $150.0 million term loan, with essentially the same terms, extended its maturity date to February 28, 2003 with an additional one-year extension of the maturity date available at our option. On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from the Credit Facility.

            On April 16, 2002, we refinanced our existing $1.25 billion unsecured corporate Credit Facility. As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at our option. The Credit Facility continues to bear an interest rate of LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating.

            On May 1, 2002, in connection with the Rodamco acquisition described in Note 11, we secured a $600 million 12-month acquisition credit facility which bears interest at LIBOR plus 65 basis points. The balance on this facility was $425.0 million as of June 30, 2002, but was subsequently reduced to $100.0 million in July 2002 primarily with the proceeds of the units issued to SPG described above.

  Distributions

            We make distributions in order for SPG to maintain its REIT status. On May 8, 2002, SPG approved an increase in the annual combined distribution rate to $2.20 per Unit effective in the second quarter of 2002. The SPG Operating Partnership declared a unit distribution of $0.55 per share in the second quarter of 2002, which represents a 4.8% increase over the previous quarter. Distributions during 2001 aggregated $2.08 per Unit. Our required distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined based on actual results of operations and cash available for distribution.

  Acquisitions and Disposals

            We continue to review and evaluate acquisition opportunities and will continue our focus on acquiring highly productive, market dominant regional malls. We believe that acquisition activity is a component of our growth strategy. Amounts available under the Credit Facility, together with the ability to issue Units and debt securities, provide adequate means to finance certain acquisitions, if any. We cannot assure you that we will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including the sale of debt or equity securities, to finance significant acquisitions, if any.

            During the first quarter 2002, we signed a definitive agreement to purchase, jointly with Westfield America Trust ("Westfield") and The Rouse Company ("Rouse"), the partnership interests of Rodamco and its affiliates for $5.4 billion. On May 3, 2002 we acquired certain partnership interests owned by Rodamco and its affiliates. The offering price was EUR 2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or EUR 55 per share, of which our share was EUR 795.0 million or $720.7 million. Our share of the total consideration was $1.6 billion including the assumption of $579 million of debt and perpetual preferred units. In addition, after closing we funded $268.8 million to pay off our share of corporate level debt and unwind interest rate swaps. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing joint venture assets and new partnership interests in nine additional properties. We acquired these partnership interests as part of our acquisition strategy to acquire and own market dominant regional malls thereby increasing the quality of our overall portfolio. Note 11 of the accompanying Notes to Unaudited financial statements provides additional details about this acquisition.

            Concurrently with the Rodamco acquisition, we sold two partnership interests acquired as part of the Rodamco acquisition and an existing partnership interest to Teacher's Insurance and Annuity Association ("TIAA"). TIAA acquired partnership interests in these three properties for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. The sale of the existing partnership interest resulted in a net gain of $25.1 million.

            Subsequent to June 30, 2002, we purchased the remaining two-thirds interest in Copley Place in Boston, one of the Rodamco assets. The interest was purchased for $118.3 million and the assumption of $123.1 million of debt. The acquisition was funded with proceeds from the existing Credit Facility.

            In connection with the Rodamco acquisition we entered into a series of hedges to manage our exposure to fluctuations in the Euro currency due to our EUR 795 million exposure. The fluctuation in earnings from these hedging transactions was partially offset by changes in our final purchase price of the Rodamco acquisition. We believe that these derivative transactions were in the best interest of our shareholders due to the magnitude of our currency exposure. Our hedges positively impacted our earnings by $7.1 million for the six months ended June 30, 2002 and $12.5 million for the three months ended June 30, 2002. The impact of our hedging activities is described in detail in Note 11 of the accompanying Notes to Unaudited Financial Statements.

  Disposals

            Our disposal activity is summarized in our discussion of the results of operations for the six months ended June 30, 2002 and is also described in Note 11 of the accompanying Notes to Unaudited Financial Statements. The net proceeds of approximately $396.7 million from these disposals were used to fund the Rodamco acquisition, to pay down indebtedness under our existing Credit Facility and $600.0 million acquisition credit facility, and for general working capital purposes. In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of retail assets that are no longer aligned with our strategic criteria, including five Properties currently under contract for sale. We may decide to sell Properties that are held for use, in which case the sale prices of these assets may be less than the carrying value of the related assets.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk adjusted return criteria.

            New Developments.    Development activities are an ongoing part of our business. With no new developments currently under construction, we expect 2002 pre-development costs to be approximately $48 million.

            Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. We invested approximately $118.2 million on redevelopment projects during 2001. We have some renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $210 million on redevelopment in 2002.

            International.    We have a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our current total investment in ERE and BEG, including subordinated debt, is approximately $74.9 million. The current estimated additional commitment, including subordinated debt, is approximately $31.9 million. However, since our future commitments are subject to certain performance and other criteria, including our approval of development projects, these additional commitments may vary. The agreements with BEG and ERE are structured to allow us to acquire an additional 28.6% ownership interest over time. As of June 30, 2002, BEG and ERE had five Properties open in Poland and two in France.

            Technology Initiatives.    The members of MerchantWired LLC, including an affiliate of the Operating Partnership, agreed to sell all their collective membership interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC is shutting down its operations and transitioning its customers to alternate service providers. Accordingly, we wrote-off our investment in and advances to MerchantWired which resulted in our share of a $22.5 million write-off, net of tax. We do not anticipate making further cash contributions to MerchantWired LLC.

            We, along with the other members of MerchantWired LLC, purchased the cable infrastructure ("Cable") for $49.5 million in order to satisfy a lease guarantee obligation, of which our share was $26.3 million. As a result of this transaction, we own and control the Cable in our properties. The carrying amount of the Cable as of June 30, 2002 is $19.3 million of which $16.4 million is included in "Investment Properties, at cost" and $2.9 million is included in "Investments in unconsolidated entities, at equity" and will be amortized over four years. The difference of $7.0 million between the payment of the lease guarantee obligation and the carrying amount of the Cable is included in the $22.5 million write-off, net of tax, discussed above. We intend to use the Cable that will benefit our current and future operations either directly or indirectly.

  Investing and Financing Activities

            Cash used in investing activities of $618.2 million for the six months ended June 30, 2002 includes acquisition and related costs of $995.3 million, capital expenditures of $93.7 million, and investments in unconsolidated joint ventures of $32.6 million. Capital expenditures include development costs of $11.8 million, renovation and expansion costs of $32.0 million and tenant costs and other operational capital expenditures of $49.9 million. These cash uses are partially offset by distributions from unconsolidated entities of $91.8 million, net proceeds of $400.2 million from the sale of assets previously mentioned, net investment of the Management Company of $9.7 million, and cash from acquisitions of $1.7 million.

            Cash provided by financing activities for the six months ended June 30, 2002 was $320.1 million and includes net loan proceeds of $581.6 million and net distributions of $261.5 million.

Seasonality

            The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result, our earnings are generally highest in the fourth quarter of each year.

Energy Management Services

            On September 30, 1999, we entered into a multi-year contract with Enron Energy Services for Enron to supply or manage all of the energy commodity requirements for our wholly-owned properties and many of the joint venture properties. As a result of the December 2001 bankruptcy filing by Enron and Enron's failure to perform under the terms of the contract, we assumed total control over the management of its energy assets throughout the Portfolio, including the purchase and payment of utilities and maintenance and repair of energy related equipment. The majority of these costs and expenses are recoverable from our tenants.

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

Insurance

            Our portfolio-wide general liability and property insurance policies expired on December 31, 2001. We renewed these policies, the cost of which is predominantly passed through to tenants, at similar coverage levels, but at price increases aggregating approximately 30% due to the impacts of September 11, 2001. All of the Portfolio Properties have insurance coverage for 2002. The exception to coverage levels is in the area of terrorism, which is now excluded from our new property coverage. To offset the drastic increases in insurance costs, we have taken measures in an attempt to keep overall recoverable costs down to ensure that tenant costs per square foot do not increase significantly, though we cannot assure you that these efforts will succeed. During the first quarter of 2002, we purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and one is a blanket policy providing a $100.0 million aggregate limit for the remainder of our Portfolio Properties. These policies run through the end of 2002. As a result, all of our Properties are covered by terrorism insurance.

Retail Climate and Tenant Bankruptcies

            Retailer bankruptcy filings are normal in the course of our operations. Although the overall retail environment is improving, it is still softer than normal. We are currently releasing the vacant spaces lost due to tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies.

            The geographical diversity of our Portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix also is a factor because no single retailer represents either more than 2.2% of total GLA or more than 5.3% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt or, in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2002, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $10.6 million, and would decrease the fair value of debt by approximately $470.6 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $10.6 million, and would increase the fair value of debt by approximately $540.0 million.

Part II - Other Information

          Item 1:    Legal Proceedings

          Please refer to Note 9 of the Unaudited Notes Financial Statements for a summary of material pending litigation.

          Item 6:    Exhibits and Reports on Form 8-K

    (a)
    Exhibits

    99.1
    CEO Certification of Form 10-Q

    99.2
    CFO Certification of Form 10-Q

    (b)
    Reports on Form 8-K

              On May 20, 2002 under Item 2 - Acquisition or Disposition of Assets, the SPG Operating Partnership reported that on May 3, 2002, it, along with the Rouse Company and Westfield America Trust jointly acquired certain partnership interests owned by Rodamco North America N.V. for $5.4 billion, of which the SPG Operating Partnership's share was approximately $1.6 billion. The SPG Operating Partnership also reported information on the funding of the acquisition and the concurrent sale of certain partnership interests acquired as part of the acquisition.

              On June 10, 2002 under Item 4 - Change in Registrant's Certifying Accountant, the SPG Operating Partnership reported that on June 7, 2002, it decided to replace Arthur Andersen LLP with Ernst & Young LLP as the SPG Operating Partnership's independent accountants, effective June 10, 2002.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, L.P. By: Simon Property Group, Inc. General Partner
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: August 14, 2002

QuickLinks

Form 10–Q Index
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations and Comprehensive Income
Unaudited Consolidated Statements of Cash Flows
SIMON PROPERTY GROUP, L.P. Condensed Notes to Unaudited Consolidated Financial Statements (Dollars in thousands, except per unit amounts and where indicated as in millions or billions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Part II - Other Information
Item 1: Legal Proceedings
Item 6: Exhibits and Reports on Form 8-K
SIGNATURE