Form 10-Q
period 2002-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2002-11-14
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

SIMON PROPERTY GROUP, L.P.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1:	Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001	5
	Condensed Notes to Consolidated Financial Statements	6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3:	Qualitative and Quantitative Disclosure About Market Risk	26
Item 4:	Controls and Procedures	26
Part II — Other Information
Items 1 through 6		27
Signature		28
Certifications		29-30

Simon Property Group, L.P.
Consolidated Balance Sheets
(Dollars in thousands, except per unit amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Investment properties, at cost	$14,037,361	$13,031,979
Less — accumulated depreciation	2,122,110	1,863,682

	11,915,251	11,168,297
Cash and cash equivalents	219,778	252,172
Tenant receivables and accrued revenue, net	270,752	311,857
Notes and advances receivable from Management Company and affiliates	103,175	82,612
Investment in unconsolidated entities, at equity	1,687,153	1,443,618
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	383,690	348,478

Total assets	$14,617,011	$13,644,246

LIABILITIES:
Mortgages and other indebtedness	$9,549,174	$8,841,378
Accrued dividends	—	816
Accounts payable and accrued expenses	566,763	539,850
Cash distributions and losses in partnerships and joint ventures, at equity	12,515	26,084
Other liabilities	154,271	212,692

Total liabilities	10,282,723	9,620,820

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS' EQUITY:
Preferred units, 22,031,865 and 22,081,686 units outstanding, respectively. Liquidation values $1,008,876 and $1,058,697, respectively.	965,009	1,028,318
General Partner, 183,868,841 and 172,135,362 units outstanding, respectively	2,580,473	2,266,472
Limited Partners, 63,746,013 and 63,930,350 units outstanding, respectively	894,632	841,758
Note receivable from Simon Property (Interest at 7.8%, due 2009)	(92,825)	(92,825)
Unamortized restricted stock award	(13,001)	(20,297)

Total partners' equity	4,334,288	4,023,426

Total liabilities and partners' equity	$14,617,011	$13,644,246

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Minimum rent	$329,180	$309,273	$952,881	$917,868
Overage rent	9,769	8,564	24,971	25,518
Tenant reimbursements	164,209	144,893	469,068	436,752
Other income	44,544	33,717	106,158	88,087

Total revenue	547,702	496,447	1,553,078	1,468,225

EXPENSES:
Property operating	96,431	80,417	269,490	240,052
Depreciation and amortization	124,598	110,165	349,751	321,449
Real estate taxes	53,867	45,103	157,635	144,887
Repairs and maintenance	18,835	17,160	54,150	56,005
Advertising and promotion	14,319	13,938	37,677	40,057
Provision for credit losses	2,209	2,346	6,954	7,580
Other (Note 10)	7,948	12,620	25,132	26,117

Total operating expenses	318,207	281,749	900,789	836,147

OPERATING INCOME	229,495	214,698	652,289	632,078
Interest expense	152,207	149,030	450,605	456,924

Income before minority interest	77,288	65,668	201,684	175,154
Minority interest	(1,811)	(2,486)	(6,369)	(7,839)
Gain (Loss) on sales of assets and other, net (Note 11)	77	(131)	169,239	2,552

Income before unconsolidated entities	75,554	63,051	364,554	169,867
Loss from MerchantWired, LLC, net (Note 7)	—	(5,651)	(32,742)	(12,359)
Income from other unconsolidated entities	21,889	12,484	64,786	44,903

Income before extraordinary items and cumulative effect of accounting change	97,443	69,884	396,598	202,411
Extraordinary items — Debt related transactions (Note 11)	(1,822)	(220)	14,317	(245)
Cumulative effect of accounting change (Note 6)	—	—	—	(1,638)

NET INCOME	95,621	69,664	410,915	200,528
Preferred unit requirement	(18,518)	(19,334)	(57,023)	(58,111)

NET INCOME AVAILABLE TO UNITHOLDERS	$77,103	$50,330	$353,892	$142,417

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
Simon Property (Managing General Partner)	$57,835	$36,488	$259,850	$58,741
SPG Properties	—	—	—	44,448
Limited Partners	19,268	13,842	94,042	39,228

Net income	$77,103	$50,330	$353,892	$142,417

BASIC EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.32	$0.21	$1.41	$0.61

Net income	$0.31	$0.21	$1.47	$0.60

DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$0.32	$0.21	$1.41	$0.61

Net income	$0.31	$0.21	$1.47	$0.60

Net Income	$95,621	$69,664	$410,915	$200,528
Cumulative effect of accounting change	—	—	—	(1,995)
Unrealized gain (loss) on interest rate hedge agreements	680	(4,867)	1,099	(11,071)
Net losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(498)	2,088	1,656	2,846
Other	24	(44)	58	(44)

Comprehensive Income	$95,827	$66,841	$413,728	$190,264

            The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$410,915	$200,528
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	361,266	326,962
Extraordinary items	(14,317)	245
Gain on sales of assets and other, net	(169,239)	(2,552)
Cumulative effect of accounting change	—	1,638
Straight-line rent	(4,041)	(7,175)
Minority interest	6,369	7,839
Minority interest distributions	(9,506)	(11,842)
Equity in income of unconsolidated entities	(32,044)	(32,544)
Distributions of income of unconsolidated entities	53,680	43,765
Changes in assets and liabilities —
Tenant receivables and accrued revenue	53,195	45,105
Deferred costs and other assets	(3,965)	(32,329)
Accounts payable, accrued expenses and other liabilities	(128,014)	(41,790)

Net cash provided by operating activities	524,299	497,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,127,474)	—
Capital expenditures	(153,616)	(216,786)
Cash from acquisitions	9,272	8,156
Net proceeds from sale of assets and partnership interests	422,539	19,550
Investments in unconsolidated entities	(65,781)	(119,728)
Distributions of capital from unconsolidated entities	163,766	101,560
Investment in and advances (to)/from the Management Company and affiliate	(9,436)	1,606
Loan to the SRC Operating Partnership	—	5,597

Net cash used in investing activities	(760,730)	(200,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions	340,493	7,171
Partnership distributions	(448,550)	(424,264)
Minority interest contributions	641	1,713
Mortgage and other note proceeds, net of transaction costs	2,394,416	1,452,241
Mortgage and other note principal payments	(2,082,963)	(1,394,516)

Net cash provided by (used in) financing activities	204,037	(357,655)

DECREASE IN CASH AND CASH EQUIVALENTS	(32,394)	(59,850)
CASH AND CASH EQUIVALENTS, beginning of period	252,172	209,755

CASH AND CASH EQUIVALENTS, end of period	$219,778	$149,905

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
Condensed Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except per unit amounts and where indicated as in millions or billions)

1.      Organization

        Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"), a Delaware corporation. Simon Property is a self-administered and self-managed real estate investment trust ("REIT"). Each share of common stock of Simon Property is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SPG Realty" and together with Simon Property, the "Companies"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SPG Realty. In these notes to unaudited financial statements, the terms "we", "us" and "our" refer to the SPG Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of September 30, 2002, we owned or held an interest in 248 income-producing properties in the United States, which consisted of 170 regional malls, 69 community shopping centers, four specialty retail centers and five office and mixed-use properties in 36 states (collectively, the "Properties" and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). Our share of the carrying amount of these parcels is $36.7 million as of September 30, 2002. In addition, we have ownership interests in eight additional retail real estate properties operating in Europe and Canada and ownership interests in seven other real estate assets. Our leases from retail tenants generate the majority of our revenues through:

  •
  Base minimum rents and cart and kiosk rentals

  •
  Overage and percentage rents based on tenants' sales volume

  •
  Recoveries of common area maintenance costs, real estate taxes, and advertising and promotion expenditures

            We, or our subsidiaries, also generate revenues due to our size and tenant relationships from:

  •
  Mall marketing initiatives of Simon Brand Ventures, including the sale of gift certificates and gift cards

  •
  Consumer-focused alliances of Simon Brand Ventures

  •
  Property operating services offered to our tenants through Simon Business Network relationships

            M.S. Management Associates, Inc. (the "Management Company") provides primarily leasing, management, and development services to some but not all of the Properties. In addition, an insurance subsidiary of the Management Company reinsures the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiary limits. We own voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock is owned by three Simon family members. Our ownership interest and our note receivable from the Management Company entitle us to approximately 98% of the after-tax economic benefits of the Management Company's operations. We account for our investment in the Management Company using the equity method of accounting.

2.      Basis of Presentation

        The accompanying financial statements are unaudited; however, we prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the

United States for complete financial statements. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The results for the interim period ended September 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. We prepared these unaudited financial statements in accordance with the accounting policies described in our annual report on Form 10-K for the year ended December 31, 2001, except for accounting for stock options.

            The accompanying consolidated financial statements include accounts of all entities we own or control. We have eliminated all significant intercompany amounts.

            We consolidate Properties that are wholly owned or Properties that we own less than 100% but we control. Control of a Property is demonstrated by our ability to:

  •
  manage day-to-day operations,

  •
  refinance debt and sell the Property without the consent of any other partner or owner, and the inability of any other partner or owner to replace us.

            The deficit minority interest balances in the accompanying balance sheets included in "deferred costs, other assets, and minority interest, net" represent outside partners' interests in the net equity of certain Properties. We record deficit minority interests when either a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets, or the joint venture partner or owner is obligated to make additional contributions to the extent of any capital account deficits and the joint venture partner has the ability to fund such additional contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in Properties ("Joint Venture Properties") and our investment in the Management Company. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

            As of September 30, 2002, of our 248 Properties we consolidate 166 wholly-owned Properties, we consolidate 15 less than wholly owned Properties which we control, and we account for our 67 Joint Venture Properties using the equity method. We manage the day-to-day operations of 58 of the 67 Joint Venture Properties.

            We allocate net operating results after preferred distributions based on our partners' weighted average ownership interests during the period. Simon Property's weighted average direct and indirect ownership interest in us during the nine-month period ended September 30, 2002 was 73.4% and during the nine-month period ended September 30, 2001 was 72.5%. Simon Property's direct and indirect ownership interest in us at September 30, 2002 was 74.3% and at December 31, 2001 was 72.9%.

            Our preferred distributions represent distributions on preferred Units.

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2002 presentation. We reclassified distributions from unconsolidated entities that represent return on investments in the statements of cash flows to "net cash provided by operating activities" from "net cash used in investing activities" for all periods presented. In addition, we reclassified distributions to minority interest owners of consolidated properties in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) financing activities" for all periods presented. These reclassifications have no impact on the net income previously reported.

3.      Accounting for Stock Options

        As permitted by SFAS No. 123 "Accounting for Stock Based Compensation", we changed our accounting policy with respect to stock options. We will expense the fair value of stock options awarded as compensation expense over the vesting period for options issued after January 1, 2002, both in accordance with the adoption provisions of SFAS 123. Simon Property issued 24,000 options for the Companies' Paired Shares in 2002 and the impact of this change through September 30, 2002 was not material.

4.      Per Unit Data

        Basic earnings per Unit is based on the weighted average number of Units outstanding during the period and diluted earnings per Unit is based on the weighted average number of Units combined with the incremental weighted average Units that would have been outstanding if all dilutive potential Units would have been converted into Units at the earliest date possible. The following table sets forth the computation for our basic and diluted earnings per Unit.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$78,925	$50,550	$339,575	$144,300
Extraordinary items	(1,822)	(220)	14,317	(245)
Cumulative effect of accounting change	—	—	—	(1,638)

Net Income available to Unitholders — Basic	$77,103	$50,330	$353,892	$142,417

Effect of dilutive securities:
Dilutive convertible preferred Unit requirements (1)	—	—	1,470	—

Net Income available to Unitholders — Diluted	$77,103	$50,330	$355,362	$142,417

Weighted Average Units Outstanding — Basic	247,608,832	235,964,645	240,162,476	235,650,507
Effect of stock options	729,453	285,158	677,825	331,085
Effect of convertible preferred Units (1)	—	—	1,227,992	—

Weighted Average Units Outstanding — Diluted	248,338,285	236,249,803	242,068,293	235,981,592

(1)
Only Series A convertible preferred Units were dilutive for the nine-months ended September 30, 2002.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Basic Earnings Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$0.32	$0.21	$1.41	$0.61
Extraordinary items	(0.01)	—	0.06	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net Income available to Unitholders — Basic	$0.31	$0.21	$1.47	$0.60

Diluted Earnings Per Unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred Unit requirement	$0.32	$0.21	$1.41	$0.61
Extraordinary items	(0.01)	—	0.06	—
Cumulative effect of accounting change	—	—	—	(0.01)

Net Income available to Unitholders — Diluted	$0.31	$0.21	$1.47	$0.60

            Basic and diluted earnings per Unit are presented in the financial statements based upon the weighted average number of Units outstanding.

5.      Cash Flow Information

        Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 2002 was $435.9 million as compared to $450.9 million for the same period in 2001. See Notes 1, 7 and 11 for information about non-cash transactions during the nine months ended September 30, 2002.

            The balance of cash and cash equivalents as of September 30, 2002 includes $57.3 million related to our gift certificate program, which we do not consider available for general working capital purposes.

6.      Cumulative Effect of Accounting Change

        We adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended in June of 2000 by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 that resulted in the cumulative effect of accounting change. The cumulative effect of accounting change includes our share of unconsolidated entities' cumulative effect of accounting change.

7.      Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance certain properties and to diversify our risk in a particular asset or trade area. We may also use joint ventures in the development of new properties. We held ownership interests in 67 Joint Venture Properties as of September 30, 2002 and in 70 Joint Venture Properties as of December 31, 2001. Substantially all our Joint Venture Properties contain rights of first refusal, buy-sell provisions, or other sale rights for all partners or owners which is customary in the real estate industry. As discussed in Note 2, since we do not fully control these Joint Venture Properties, our accounting policy and accounting principles generally accepted in the United States require that we account for these Properties on the equity method of accounting. Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed major captions of assets and liabilities sold or consolidated as well as the statements of operations for joint venture interests sold or consolidated, when we have acquired an additional interest in a joint venture and have as a result gained control of a Property, into separate line items. These line items include "Discontinued Joint Venture Interests" to present comparative balance sheets and results of operations for those interests held as of September 30, 2002.

BALANCE SHEETS	September 30, 2002	December 31, 2001
Assets:
Investment properties, at cost	$8,058,219	$6,952,075
Less — accumulated depreciation	1,269,326	1,070,594

	6,788,893	5,881,481
Net investment properties, at cost of Discontinued Joint Venture Interests	—	999,184
Cash and cash equivalents	205,418	166,666
Tenant receivables	162,415	164,642
Investment in unconsolidated entities	3,995	—
Other assets	243,379	134,511
Other assets of Discontinued Joint Venture Interests	—	101,867

Total assets	$7,404,100	$7,448,351

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,296,668	$4,721,711
Mortgages of Discontinued Joint Venture Interests	—	967,677

	5,296,668	5,689,388
Accounts payable and accrued expenses	251,123	191,398
Other liabilities	64,655	86,332
Other liabilities of Discontinued Joint Venture Interests	—	28,715

Total liabilities	5,612,446	5,995,833
Partners' equity	1,791,654	1,452,518

Total liabilities and partners' equity	$7,404,100	$7,448,351

Our Share of:
Total assets	$3,116,161	$3,084,342

Partners' equity	$904,536	$746,537
Add: Excess Investment	677,085	563,278

Our net Investment in Joint Ventures	$1,581,621	$1,309,815

Mortgages and other notes payable	$2,278,727	$2,392,522

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2002	2001	2002	2001
Revenue:
Minimum rent	$ 198,207	$ 166,169	$ 579,983	$ 495,193
Overage rent	5,758	5,209	13,310	12,832
Tenant reimbursements	103,213	80,118	293,357	249,582
Other income	14,062	8,692	32,353	29,045

Total revenue	321,240	260,188	919,003	786,652

Operating Expenses:
Property operating	55,850	45,535	155,834	133,369
Depreciation and amortization	57,444	48,878	170,929	145,464
Real estate taxes	29,412	25,995	92,187	83,302
Repairs and maintenance	17,289	10,593	48,098	35,788
Advertising and promotion	9,319	7,550	23,917	21,597
Provision for credit losses	1,430	8	3,954	4,614
Other	8,191	3,109	20,094	11,203

Total operating expenses	178,935	141,668	515,013	435,337

Operating Income	142,305	118,520	403,990	351,315
Interest Expense	86,955	74,558	248,622	228,955

Income Before Unconsolidated Entities and Minority Interest	55,350	43,962	155,368	122,360
Income from unconsolidated entities	(1,667)	—	(160)	—
Minority interest	(389)		(389)

Income from Continuing Operations	53,294	43,962	154,819	122,360
Income from Discontinued Joint Venture Interests	1,749	9,067	14,346	21,525

Income Before Extraordinary Items and Cumulative Effect of Accounting Change ("IBEC")	55,043	53,029	169,165	143,885
Extraordinary Items	—	(220)	—	(295)
Cumulative Effect of Accounting Change	—	—	—	(2,883)

Net Income	$55,043	$52,809	$169,165	$140,707

Third-Party Investors' Share of IBEC	$32,188	$32,694	$99,850	$88,480

Our Share of IBEC	22,855	20,335	69,315	55,405
Amortization of Excess Investment	5,711	5,101	17,203	16,049

Income from Unconsolidated Entities	$17,144	$15,234	$52,112	$39,356

Management Company

            We account for our interest in the Management Company under the equity method of accounting. The balance sheet and results of operations of the Management Company are excluded from the tables above. Our net investment in the Management Company, excluded from the tables above, was $93.0 million as of September 30, 2002 and $107.7 million as of December 31, 2001. Our share of the Management Company's consolidated and MerchantWired LLC's net income (loss) after intercompany profit eliminations is presented below for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Our share of:
Management Company income excluding losses from MerchantWired LLC	$4,745	$(2,750)	$12,674	$5,547
Losses from MerchantWired LLC	—	(5,651)	(32,742)	(12,359)

Total net income (loss)	$4,745	$(8,401)	$(20,068)	$(6,812)

            The losses from MerchantWired LLC presented above and in the accompanying statements of operations and comprehensive income include our indirect share of the operating losses of MerchantWired LLC of $10.2 million, after a tax benefit of $6.2 million. The operating losses include our share of an impairment charge of $4.2 million, after tax. Finally, the losses from MerchantWired LLC presented above include our indirect share of the write-off of the technology investment in MerchantWired LLC of $22.5 million, after a tax benefit of $9.4 million.

            The members of MerchantWired LLC, including the Management Company, agreed to sell their interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers, which was completed by September 3, 2002. Accordingly, the Management Company wrote-off its investment in and advances to MerchantWired LLC. This resulted in our $38.8 million share of a write-off before tax, $22.5 million net of tax, which includes a $7.0 million write-down in the carrying amount of the infrastructure, consisting of broadband cable and the related connections and routers ("Cable"). We have not made, nor do we expect to make, any additional cash contributions to MerchantWired LLC.

            We and the other members of MerchantWired LLC paid $49.5 million directly to a MerchantWired LLC vendor to purchase the Cable in satisfaction of a lease guarantee obligation, of which our share was $26.3 million. As a result, we now own and control the Cable in our properties. The amount of the Cable acquired totaled $19.3 million of which $16.4 million is included in "Investment Properties, at cost" and $2.9 million is included in "Investments in unconsolidated entities, at equity" and is being amortized over four years. We are currently using the Cable for connectivity to our mall management offices and we are evaluating other opportunities to use the Cable, which may benefit our current and future operations, either directly or indirectly.

            The Management Company is a member of Kimsward LLC ("Kimsward"), a joint venture with two unrelated parties, which acquired the right to designate persons or entities to whom the Montgomery Ward LLC real estate assets were to be sold following its bankruptcy. For the nine-months ended September 30, 2001 the Management Company recorded $16.5 million of equity in income, before tax, from Kimsward. In addition, we charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions which is included in other income in the accompanying statements of operations and comprehensive income.

8.      Debt

        On February 28, 2002, we refinanced a $150 million variable rate term loan, with essentially the same terms, extending its maturity date to February 28, 2003 with our option to exercise a one-year extension of the maturity date.

            On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from our $1.25 billion unsecured corporate credit facility (the "Credit Facility").

            On April 16, 2002, we refinanced our existing Credit Facility. As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at our option. The Credit Facility continues to bear an interest rate of LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable pricing based upon our corporate credit rating.

            On May 1, 2002, in connection with the Rodamco acquisition described in Note 11, we secured a $600 million 12-month acquisition credit facility that bore interest at LIBOR plus 65 basis points. The acquisition facility was paid off with proceeds of $174.8 million from the sale of our interests in five value oriented super-regional malls described in Note 11, with net proceeds of $321.4 million from the stock offering described in Note 9, with $100.0 million from the $500.0 million senior note offering described below, and with available cash.

            On August 21, 2002, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 6.06%. The first tranche is $150.0 million at a fixed interest rate of 5.38% due August 28, 2008 and the second tranche is $350.0 million at a fixed interest rate of 6.35% due August 28, 2012. We used the net proceeds of $495.4 million to pay off the remaining balance on our $600.0 million acquisition credit facility and to reduce borrowings on our Credit Facility. We have agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            On September 16, 2002, we issued $394.0 million of debt at a weighted average rate of 6.20% that is due on September 16, 2012 and is secured by cross-collateralized mortgages encumbering 10 Properties. We used a portion of the $378.8 million of net proceeds from this issuance to pay off an existing 10 property mortgage pool of $225.5 million of debt that had staggered maturities from September 2002 to June 2003 with the majority of the debt due in March 2003. In addition, we used the remaining portion of the proceeds and available cash to pay off three individual Property mortgages totaling $169.9 million. As a result, five of the Properties from the existing 10 Property mortgage pool remain encumbered, five other Properties were unencumbered, the three previously individually mortgaged Properties remain encumbered, and two other Properties are now encumbered.

9.      Partners' Equity

        On February 26, 2002, two holders of Paired Units converted 100,000 Paired Units into 100,000 Paired Shares. On June 24, 2002, one holder of Paired Units converted 73,442 Paired Units into 73,442 Paired Shares.

            We issued 667,836 Units to Simon Property for employee stock options exercised during the first nine months of 2002. We used the net proceeds of approximately $15.6 million contributed from Simon Property related to the option exercises for general working capital purposes.

            On June 27, 2002, Simon Property converted 49,821 Series A Convertible Preferred Units into 1,892,967 Units. In addition, we issued another 19,368 Units to Simon Property in lieu of the cash dividends payable on those Preferred Units.

            On July 1, 2002, we issued 9,000,000 Units to Simon Property in connection with a public offering of 9,000,000 Paired Shares. We received $321.4 million of net proceeds from Simon Property which we used to reduce the outstanding balance of the $600.0 million acquisition credit facility.

10.  Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota ("Triple Five"), Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America ("Teachers") of one-half of its partnership interest in Mall of America Company and Minntertainment Company to us and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. Defendants believe that Triple Five's estimate is inflated and based upon theories and facts that are without any basis. Defendants further believe that even if liability is established, Triple Five should be entitled to no damages. Given that the case is still in pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al.    On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al., Case No. 96CV02607. In Agostinelli, 27 former employees of DeBartolo Realty Corporation and DeBartolo Properties Management, Inc. sued DeBartolo Realty Corporation, DeBartolo Properties Management, Inc., and Simon Property for an alleged breach of contract related to DeBartolo Realty Corporation's Stock Incentive Plan. The complaint sought the payment of damages equal to the value of certain incentive stock allocated to the Plantiffs, accrued dividends on that stock, interest and attorneys fees. After the Court of Appeals reversed summary judgment for the defendants, the trial court rendered judgment for the plaintiffs in the combined total amount of approximately $12 million, with interest to run on the judgment. Both sides appealed the judgment, and on December 19, 2001, the Court of Appeals reversed the trial court in part and remanded the case for a limited trial. Upon remand to the trial court, the parties agreed to settle the litigation in exchange for our settlement payment of $14 million less applicable withholding for taxes. The final settlement resulted in an additional $3.1 million of expense for the nine-months ended September 30, 2002 and has been included in other expense in the accompanying unaudited statement of operations and comprehensive income.

            We currently are not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, we believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2002, we have guaranteed or have provided letters of credit to support $67.5 million of our total $2.3 billion share of joint venture mortgage and other indebtedness.

            We guaranteed 30% of a $113.8 million loan at one of our Joint Venture Properties which was extended to mature in October 2002. On October 18, 2002, we contributed $17.1 million in additional capital to the joint venture and the joint venture made a $17.1 million payment to the lender to pay down the loan. In addition, we provided a letter of credit for an additional $17.1 million. The maturity date for the loan was extended to October 15, 2003 and the joint venture has options to execute two six-month extensions. We believe that the additional investment is recoverable.

  Energy Management Services

            On September 30, 1999, we entered into multi-year agreements with affiliates of Enron Corporation, for Enron Corporation to supply or manage all of the energy commodity requirements for the wholly-owned Properties and to provide certain services in connection with our tenant electricity redistribution program. Subsequently, many of our Joint Venture Properties entered into similar agreements. The agreements included electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of Enron Corporation's December 2001 bankruptcy filing and ensuing failure to perform under the agreements, we assumed control over the management of our energy assets throughout the Portfolio. This includes the purchase and payment of utilities, tenant billings for utilities and maintenance and repair of energy assets. There has been no service interruption to our Properties or tenants. We recover the majority of these costs and expenses from our tenants. On August 29, 2002, the United States Bankruptcy Court for the Southern District of New York entered an order approving the terms of a negotiated settlement of all claims existing between our wholly owned and Joint Venture Properties, and Enron Corporation. As a result, all parties have been legally relieved of performance under the agreements. In addition, as part of this settlement, we received cash of $6.8 million as collections on receivables, $3.5 million as a cash settlement payment, and we reimbursed Enron Corporation $6.5 million for energy efficient capital equipment installed at our Properties. Finally, after reaching the negotiated settlement for both our and Enron Corporation's pre and post petition claims, and recognizing the unamortized portion of deferred revenue from a rate restructure agreement in 2001, we recorded $8.6 million of revenue, net, that is included in other income in the accompanying unaudited statement of operations and comprehensive income.

11.    Real Estate Disposals and Acquisitions

            On April 1, 2002, we sold our interest in Orlando Premium Outlets, one of our Joint Venture Properties, for a gross sales price of $76.3 million, including cash of $46.6 million and the assumption of our 50% share of $59.1 million of Joint Venture debt, resulting in a net gain of $39.0 million.

            In addition, on May 31, 2002, we sold our interests in the five joint venture value-oriented super-regional malls, to the Mills Corporation who was our partner in these Properties and who managed these joint ventures. These joint ventures are no longer part of our on-going real estate ownership strategy. We sold these joint venture interests for approximately $421.8 million including $148.4 million of cash and the assumption of approximately $273.4 million of joint-venture debt. The transaction resulted in a gain of $122.2 million. We were also relieved of all guarantees of the indebtedness related to these five Properties. In connection with this transaction, the Management Company also sold its land partnership interests for $24.1 million that resulted in our $8.4 million share of gains, net of tax, recorded in income from unconsolidated entities. Also during the second quarter, we made the decision to no longer pursue certain development projects. As a result, we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects in the amount of $17.1 million, which is included in "gains on sales of assets and other, net" in the accompanying unaudited statements of operations and comprehensive income.

            We had nine assets held for sale as of December 31, 2001. During the first nine months of 2002, we disposed of three community centers and three regional malls. The three community centers and one of the regional malls were sold for a net sales price of $25.6 million resulting in minimal gain. In addition, we negotiated with the lenders the sale of our interests in one regional mall to a third party and deeded one regional mall to the lender in satisfaction of the outstanding mortgage indebtedness. The two regional malls were encumbered with $52.2 million of indebtedness. The net impact of these two transactions resulted in a net gain on debt forgiveness of $16.1 million that is reflected in extraordinary items in the accompanying unaudited statements of operations and comprehensive income.

            On May 3, 2002, we purchased, jointly with Westfield America Trust and The Rouse Company, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates through the acquisition of Rodamco stock. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing Joint Venture Properties, new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own market dominant regional malls thereby enhancing the quality of our overall Portfolio. The results of operations for the partnership interests acquired have been included in our results of operations from May 3, 2002 to September 30, 2002.

            The offering price was EUR 2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or EUR 55 per share, of which our share was EUR 795.0 million or $720.7 million. Our share of the total consideration was approximately $1.6 billion, including the assumption of $579 million of debt and perpetual preferred units and cash of $268.8 million to pay off our share of corporate level debt and unwind interest rate swap agreements. The preliminary values assigned to the assets or partnership interests acquired were determined using traditional real estate valuation methodologies. Our purchase allocation is preliminary and we expect to complete the allocation by December 31, 2002.

            We hold the other Rodamco partnership interests and assets jointly with the Rouse Company and Westfield America Trust. We account for these assets as joint ventures. Some of these assets are considered held for sale and our share of the carrying amount of these assets is less than $10.0 million. We, along with the Rouse Company and Westfield America Trust, are actively marketing these assets and we expect them to be sold within one year. The impact on results of operations from these assets was not material for the period from May 3, 2002 to September 30, 2002. The portion of the Rodamco purchase price allocated to these assets was based on our estimate of their fair market value.

            In connection with the Rodamco acquisition we entered into a series of hedging transactions to manage our EUR 795 million exposure to fluctuations in the Euro currency, all of which were closed out at the completion of the acquisition. Our total net gains were $7.1 million on hedging activities.

            We financed a portion of the Rodamco acquisition through the sale of two partnership interests acquired as part of the Rodamco acquisition and an existing partnership interest to Teacher's Insurance and Annuity Association ("Teachers"). We sold these partnership interests for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. Our sale of the existing partnership interest resulted in a net gain of $25.1 million.

            As a result of this transaction and the Rodamco acquisition, we consolidated five new partnerships and account for six new partnerships as Joint Venture Properties.

            On July 19, 2002, we purchased the remaining two-thirds interest in Copley Place in Boston, one of the Rodamco Properties. We purchased the interest for $241.4 million, including $118.3 million in cash and the assumption of $123.1 million of debt. We funded the acquisition with borrowings from our existing Credit Facility. As a result of this transaction, we have consolidated the results of operations of Copley Place from July 19, 2002 to September 30, 2002.

12.    Pro Forma

            The following unaudited pro forma summary financial information presents our consolidated results as if the following transactions had occurred on January 1, 2002 and January 1, 2001 and were carried through September 30, 2002 and September 30, 2001:

  •
  the Rodamco acquisition and acquisition of the remaining two-thirds interest in Copley Place
  •
  the sale of partnership interests to Teachers
  •
  the sale of our five value oriented super-regional malls to Mills Corporation
  •
  the issuance of 9,000,000 Units to Simon Property, and
  •
  the remaining proceeds necessary to fund these acquisitions was permanently financed by a portion of the issuance of $500.0 million of debt issued on August 21, 2002

            Preparation of the pro forma summary information was based upon assumptions we deem appropriate. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Rodamco acquisition had been consumated at January 1, 2001, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30, 2002(1)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002(1)	Nine Months Ended September 30, 2001
Total revenue	$551,249	$532,956	$1,616,789	$1,572,513

Income from unconsolidated entities	$21,620	$9,096	$65,698	$40,676

Income before extraordinary items and cumulative effect of accounting change	$96,302	$73,755	$394,762	$210,459

Net income available to unitholders	$75,962	$54,201	$352,057	$150,467

Income before extraordinary items and cumulative effect of accounting change per share — basic	$0.31	$0.22	$1.37	$0.62

Income before extraordinary items and cumulative effect of accounting change per share — diluted	$0. 31	$0.22	$1.37	$0.62

Net income available to Unitholders per share — basic	$0.31	$0.22	$1.43	$0.62

Net income available to Unitholders per share — diluted	$0.30	$0.22	$1.43	$0.61

(1)
The pro forma results of operations for 2002 presented above include the impacts of the gains on asset sales, net, which are described Note 11.

13.    New Accounting Pronouncements

            On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for us for any business combination completed after June 30, 2001. SFAS No. 142 requires that goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired by us after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 on January 1, 2002 at which time amortization of the remaining book value of goodwill ceased and the new impairment-only approach applies. The impact of adopting SFAS No. 142 resulted in no impairment of our goodwill and the impact also eliminates the amortization of goodwill thereby increasing our net income by approximately $1.2 million annually.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 is a broad statement that provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. The effective date for adoption of SFAS No. 144 was January 1, 2002. SFAS No. 144 requires us to reclassify any operations related to consolidated properties sold during the period that were not classified as held for sale as of December 31, 2001 to discontinued operations. As of September 30, 2002, there are no other effects of the adoption of SFAS No. 144.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other items, SFAS No. 145 rescinds SFAS No. 4, "Reporting of Gains and Losses from Extinguishment of Debt" and "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. Debt extinguishments as part of a company's risk management strategy would not meet the criteria for classification as extraordinary items. The effects of this pronouncement will result in future gains and losses related to debt transactions to be classified in income from continuing operations. In addition, we are required to reclassify all of the extraordinary items related to debt transactions recorded in prior periods, including those recorded in the current period, to income from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and early application is encouraged.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this Form 10-Q. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of Simon Property's REIT status, and changes in market rates of interest. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

            Simon Property Group, L.P. (the "SPG Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"), a Delaware corporation. Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Each share of common stock of Simon Property is paired ("Paired Shares") with 1/100th of a share of common stock of SPG Realty Consultants, Inc., also a Delaware corporation ("SPG Realty" and together with Simon Property, the "Companies"). Units of ownership interest ("Units") in the SPG Operating Partnership are paired ("Paired Units") with Units in SPG Realty Consultants, L.P. (the "SRC Operating Partnership" and together with the SPG Operating Partnership, the "Operating Partnerships"). The SRC Operating Partnership is the primary subsidiary of SPG Realty. In this report, the terms "we", "us" and "our" refer to the SPG Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. We compete primarily against seven other major public regional mall companies. As of September 30, 2002, we owned or held an interest in 248 income-producing properties in the United States, which consisted of 170 regional malls, 69 community shopping centers, four specialty retail centers and five office and mixed-use properties in 36 states (collectively, the "Properties" and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio" or the "Portfolio Properties"). In addition, we have ownership interests in eight additional retail real estate properties operating in Europe and Canada and ownership interests in seven other real estate assets. Our leases from retail tenants generate the majority of our revenues through:

  •
  Base minimum rents and cart and kiosk rentals
  •
  Overage and percentage rents based on tenants' sales volume
  •
  Recoveries of common area maintenance costs, real estate taxes, and advertising and promotion expenditures

            We, or our subsidiaries, also generate revenues due to our size and tenant relationships from:

  •
  Mall marketing initiatives of Simon Brand Ventures, including the sale of gift certificates and gift cards. We launched a Simon Visa Gift Card pilot program in 2001 and are extending this program to 43 additional regional malls in 2002.
  •
  Consumer focused alliances of Simon Brand Ventures
  •
  Property operating services offered to our tenants through Simon Business Network relationships

            M.S. Management Associates, Inc. (the "Management Company") provides primarily leasing, management, and development services to some but not all of the Properties. In addition, an insurance subsidiary of the Management Company reinsures the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiary limits. We own voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock is owned by three Simon family members. Our ownership interest and our note receivable from the Management Company entitle us to approximately 98% of the after-tax economic benefits of the Management

Company's operations. We account for our investment in the Management Company using the equity method of accounting.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results of operations in the comparative periods:

  •
  On May 3, 2002 we completed the Rodamco acquisition which added five new consolidated partnership interests.
  •
  On July 19, 2002, we acquired the remaining ownership interest in Copley Place that resulted in our consolidation of this Property. Our initial joint venture partnership interest was acquired as part of the Rodamco acquisition.
  •
  During 2002, we sold six of our nine assets that were held for sale as of December 31, 2001.
  •
  In 2001, we completed the construction of Bowie Towne Center that opened in October 2001.
  •
  In the first quarter of 2001, we sold Century Consumer Mall, Golden Ring Mall and Rockaway office building.

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On May 3, 2002 we completed the Rodamco acquisition which added six new joint venture partnership interests during the period, including our initial interest in Copley Place.
  •
  In October 2001, we acquired a 50% ownership interest in Fashion Valley Mall.
  •
  On May 31, 2002, we sold our interests in our five value oriented super-regional malls to Mills Corporation.
  •
  On April 1, 2002, we sold our interest in Orlando Premium Outlets.

            The transactions noted above are collectively referred to as the "Property Transactions". In the following discussions of our results of operations "comparable" refers to Properties open and operating throughout both the current and prior nine-month periods.

  Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

            Minimum rents, excluding rents from our consolidated Simon Brand Ventures ("Simon Brand") and Simon Business Network ("Simon Business") initiatives, increased $19.6 million during the period. The net effect of the Property Transactions increased these rents $18.7 million. Comparable rents increased $0.9 million due to leasing of space at higher rents, resulting in an increase in base rents of $1.5 million. The change in comparable rents also includes an increase in temporary tenant income of $1.7 million during the period due to our ability to rent unoccupied in-line space and increased rents from kiosks offset by a decrease in straight-line rent income of $2.3 million. Total other income, excluding Simon Brand and Simon Business initiatives, increased $2.4 million. The net effect of the Property Transactions increased other income by $1.6 million. In addition, this increase includes a $3.8 million increase in outlot land parcel sales offset by a $4.4 million decrease in lease settlements.

            Our revenues from all consolidated Simon Brand and Simon Business initiatives increased $7.5 million. The increase includes the $8.6 million of revenue, net, resulting from the settlement with Enron Corporation offset by decreases in various other revenues. Net tenant reimbursements decreased $7.5 million. The decrease is primarily due to real estate tax refunds received in 2001. In addition, the net effect of the Property Transactions decreased net tenant reimbursements by $2.5 million. The decrease in net tenant reimbursements also includes increased insurance costs of $1.4 million, most of which is recoverable from tenants. In addition, the decrease in net tenant reimbursements also includes a $10.2 million increase in utilities expenses, most of which is recoverable from tenants. In 2001, we were charged utilities on a straight-line basis through the year under the terms of our energy agreements with Enron Corporation, who failed to perform under the agreements beginning in December 2001. In 2002, our utilities expenses were incurred based upon the timing of our volume used, which is typically higher in the summer.

            Other expenses decreased $4.7 million primarily as a result of our 2001 $3.0 million write-down of an investment and our $2.7 million write-off of miscellaneous technology investments. Our depreciation and amortization expense increased $14.4 million. The net effect of the Property Transactions resulted in an increase of $9.2 million. The remaining increase is due to renovation and expansion activities and increased tenant cost amortization.

            Interest expense during 2002 increased $3.2 million, or 2.1%. This increase includes $9.9 million of interest expense on the borrowings used to fund the Rodamco acquisition and the assumption of consolidated property level debt resulting from the Rodamco acquisition during 2002 both of which were offset by lower variable interest rate levels.

            Income from unconsolidated entities increased $9.4 million in 2002, resulting from a $1.9 million increase in income from unconsolidated partnerships and joint ventures, and a $7.5 million increase in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income resulted from the Rodamco acquisition, lower variable interest rate levels, and our acquisition of Fashion Valley Mall. These increases in income from joint ventures were partially offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets. Income from the Management Company before losses from MerchantWired LLC improved primarily due to losses recorded in the prior year associated with the write-off of technology investments, primarily clixnmortar, offset by a decrease in income from the Kimsward transaction.

            The loss from MerchantWired LLC decreased $5.7 million, net of tax. The Management Company wrote-off its investment in MerchantWired LLC in the second quarter of 2002.

            During 2002, we incurred $1.8 million of expense included in extraordinary items from the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs.

            Net income was allocated to our partners based on their preferred Unit preferences and weighted average ownership interests during the period.

  Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

            Total minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $34.7 million. The net effect of the Property Transactions increased these rents $27.0 million. Comparable rents increased $7.7 million during the period including a $11.9 million increase in base rents due to increased occupancy, leasing space at higher rents, our ability to rent unoccupied in-line space and increased rents from kiosks. The change in comparable rents also includes a decrease in straight-line rent income of $4.2 million. Total other income, excluding Simon Brand and Simon Business initiatives, increased $16.7 million. This increase includes the net $1.3 million increase in other income from the Property Transactions. This increase also includes an $18.6 million increase in outlot land parcel sales at comparable properties due to increased sale activity. In addition, the increase includes the impact of our hedges of the Rodamco acquisition, which positively impacted operating income by $7.1 million during the period of which $7.8 million is included in other income and $0.7 million of expense is included in other expenses. These increases were offset by $5.7 million in fee income recorded in 2001 associated with services provided to the Management Company in connection with the Kimsward transaction. Also offsetting these increases was a $4.6 million decrease in lease settlements and a $2.9 million decrease in interest income due to the lower interest rate environment.

            Our revenues from all consolidated Simon Brand and Simon Business initiatives increased $0.8 million. The increase includes the $8.6 million of revenue, net, resulting from the settlement with Enron Corporation which was partially offset by a $5.6 million contract cash termination payment recognized in 2001. The contract cash termination payment was received to terminate a provision within the overall Enron contract that eliminated our right to invest in and participate in savings from the contractor's installation of energy efficient capital equipment. In addition, the change includes a $1.5 million decrease in gift certificate fee income. Our decrease in net tenant reimbursements of $5.6 million includes a $2.0 million net decrease from the Property Transactions. In addition, the overall decrease in net tenant reimbursements is due to a decrease in margins from our redistribution of electricity. The decrease in net tenant reimbursements also includes increased insurance costs of $7.2 million, most of which is recoverable from tenants. In addition, the decrease in net tenant reimbursements also includes a $14.2 million increase in utilities expenses, most of which is recoverable from tenants. In 2001, we were charged utilities on a straight-line basis through the year under the terms of our energy agreements with Enron Corporation, who failed to perform under the agreements in December 2001. In 2002, our utilities expenses were incurred based upon the timing of our volume used.

            Our depreciation and amortization expense increased $28.3 million that includes a net increase in depreciation expense of $11.7 million from the Property Transactions. In addition, depreciation expense increased due to an increase in depreciable real estate resulting from renovation and expansion activities and increased tenant cost amortization.    Other expenses decreased $1.0 million and include $4.0 million of expense in 2002 related to litigation settlements included in other expenses. In 2001, we wrote down an investment by $3.0 million and we wrote off $2.7 million of miscellaneous technology investments.

            Interest expense during 2002 decreased $6.3 million, or 1.4% compared to the same period in 2001. This decrease resulted from lower variable interest rate levels offset by $15.7 million of interest expense on borrowings used to fund the Rodamco acquisition and the assumption of consolidated property level debt resulting from the Rodamco acquisition during 2002.

            Income from unconsolidated entities increased $19.9 million in 2002, resulting from a $12.8 million increase in income from unconsolidated partnerships and joint ventures, and a $7.1 million increase in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income resulted from the Rodamco acquisition in May 2002, lower variable interest rate levels, and our acquisition of Fashion Valley Mall in October 2001. These increases in income from joint ventures were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets.

            Income from the Management Company before losses from MerchantWired LLC increased due to our $8.4 million share of the gain, net of tax, associated with the sale of land partnership interests to the Mills Corporation in 2002. This was offset by $10.3 million of income, before tax, recorded in 2001 from the Kimsward transaction, net of fees charged by the SPG Operating Partnership. In addition, in 2001, we recorded our net $13.9 million share from the write-off of technology investments, primarily clixnmortar. Finally, the Management Company's development fee income decreased in 2002 from 2001.

            Losses from MerchantWired LLC increased $20.4 million, net. This includes our share of a 2002 $4.2 million net impairment charge on certain technology assets and the $22.5 million net write-off of our investment in MerchantWired, LLC recorded in 2002. The total technology write-off related to MerchantWired LLC was $38.8 million before tax. Offsetting these charges are reduced operating losses from MerchantWired LLC due to its ceasing operations in 2002.

            The following table summarizes our net gain on sales of assets and other for 2002 (in millions):

Asset	Type (number of properties)	Net Proceeds	Gain/(Loss) (c)
Orlando Premium Outlets	Specialty retail center (1)	$46.7	$39.0
Mills Properties (a)	Value-oriented super-regional mall (5)	148.2	122.2
Assets held for sale	Community center (3) and regional mall (1)	25.6	0.0
Teachers Transaction	Regional mall (3)	198.0	25.1
Other (b)	Pre-development costs	n/a	(17.1)

		$418.5	$169.2

  (a)
  Amounts exclude sales of land partnership interests by the Management Company to the Mills Corporation. These sales had net proceeds of $24.1 million, resulting in our share of a gain of $8.4 million, net of tax.

  (b)
  We made the decision to no longer pursue certain development projects, therefore, we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects.

            In 2001, we recognized a net gain of $2.6 million on the sale of one regional mall, one community center, and one office building from net proceeds of approximately $19.6 million.

            During 2002 we recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these disposals were $3.6 million. In addition, we incurred $1.8 million of expense included in extraordinary items during 2002 from the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs. In 2001 we recorded a $1.6 million expense as a cumulative effect of an accounting change, which includes our $1.4 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended.

            Net income was allocated to our partners based on their preferred Unit preferences and weighted average ownership interests during the period.

Liquidity and Capital Resources

            Our balance of unrestricted cash and cash equivalents was $219.8 million as of September 30, 2002, including $57.3 million related to our gift certificate program, which we do not consider available for general working capital purposes.

            On April 16, 2002, we refinanced our $1.25 billion unsecured revolving credit facility (the "Credit Facility"). As of September 30, 2002, the Credit Facility had available borrowing capacity of $935.4 million, net of outstanding letters of credit of $6.6 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. Simon Property and us also have access to public equity and debt markets. Our current corporate ratings are Baa1 by Moody's Investors Service and BBB+ by Standard & Poor's.

            On July 1, 2002, we issued 9,000,000 Units to Simon Property in connection with a public offering of 9,000,000 Paired Shares. The Companies issued the Paired Shares partially to meet the needs of index funds after their addition to the S&P 500 Index as well as to permanently finance the Rodamco acquisition. We received $321.4 million of net proceeds from Simon Property which we used to reduce the outstanding balance of the $600.0 million acquisition credit facility. We anticipate that cash generated from operating performance will provide the funds we need on a short- and long-term basis for operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders. Through September 30, 2002, our cash flow from operations and distributions from joint ventures included in investing activities totaled $688.1 million. Sources of capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from:

      •
      excess cash generated from operating performance
      •
      working capital reserves
      •
      additional debt financing
      •
      additional equity raised in the public markets

  Financing and Debt

            The following table summarizes the material aspects of our future obligations:

(thousands)	Through December 31, 2002	2003 – 2004	2005 – 2007	After 2007	Total
Long Term Debt
Consolidated (1)	$8,398	$2,483,761	$3,488,451	$3,391,207	$9,371,817
Joint Ventures (1)	46,070	350,836	867,251	1,009,843	2,274,000

Total Long Term Debt	54,468	2,834,597	4,355,702	4,401,050	11,645,817
Ground Lease commitments	2,699	15,641	23,128	506,255	547,723

Total	$57,167	$2,850,238	$4,378,830	$4,907,305	$12,193,540

    (1)    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            Joint venture debt is the liability of the joint venture, is typically secured by the Joint Venture Property, and is non-recourse to us. As of September 30, 2002, we have guaranteed or have provided letters of credit to support $67.5 million of our total $2.3 billion share of joint venture mortgage and other indebtedness.

            We guaranteed 30% of a $113.8 million loan at one of our Joint Venture Properties which was extended to mature in October 2002. On October 18, 2002, we contributed $17.1 million in additional capital to the joint venture and the joint venture made a $17.1 million payment to the lender to pay down the loan. In addition, we issued a letter of credit for an additional $17.1 million. The maturity date for the loan was extended to October 15, 2003 and the joint venture has options to execute two six-month extensions. We believe that the additional investment is recoverable.

            Our consolidated debt consisted of the following:

	Balance as of September 30, 2002	Weighted Average Interest Rate	Balance as of December 31, 2001	Weighted Average Interest Rate
Fixed Rate Debt	$8,062,896	7.04%	$7,385,944	7.19%
Variable Rate Debt	1,486,278	3.29%	1,455,434	3.56%

	$9,549,174	6.45%	$8,841,378	6.59%

            As of September 30, 2002, we had interest rate cap protection agreements on $296.9 million of consolidated variable rate debt. In addition, we had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $163.1 million of consolidated variable rate debt. Finally, we had interest rate swap agreements effectively converting fixed rate debt to variable rate debt on $675.0 million of consolidated fixed rate debt. Our interest rate agreements did not materially impact our interest expense or weighted average borrowing rates in 2002.

            On February 28, 2002, we refinanced a $150.0 million variable rate term loan, with essentially the same terms, and extended its maturity date to February 28, 2003 with an additional one-year extension of the maturity date available at our option. On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from our Credit Facility.

            On May 1, 2002, in connection with the Rodamco acquisition, we secured a $600 million 12-month acquisition credit facility that bore interest at LIBOR plus 65 basis points. The acquisition facility was paid off with proceeds of $174.8 million from the sale of the Mills Properties, with net proceeds of $321.4 million from the July 1, 2002 stock offering, with $100.0 million from the $500.0 million senior note offering described below, and with available cash.

            On August 21, 2002, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 6.06%. The first tranche is $150.0 million at a fixed interest rate of 5.38% due August 28, 2008 and the second tranche is $350.0 million at a fixed interest rate of 6.35% due August 28, 2012. We used the net proceeds of $495.4 million to pay off the remaining balance on our $600.0 million acquisition credit facility and to reduce borrowings on our Credit Facility. We have agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            On September 16, 2002, we issued $394.0 million of debt at a weighted average rate of 6.20% that is due on September 16, 2012 and is secured by cross-collateralized mortgages encumbering 10 Properties. We used the $378.8 million of net proceeds from this offering to pay off a 10 Property mortgage pool of $225.5 million of debt that had a staggered maturity from September 2002 to June 2003 with the majority of the debt due in March 2003. In addition, we used the proceeds to pay off three individual Property mortgages totaling $169.9 million. The difference between the net proceeds from the new offering and payoffs was funded with available cash.

  Distributions

            We need to make sufficient distributions for Simon Property to maintain its REIT status. On May 8, 2002, we approved an increase in the annual distribution rate to $2.20 per Unit effective in the second quarter of 2002. We declared a Unit distribution of $0.55 per share in the third quarter of 2002. Distributions during 2001 aggregated $2.08 per Unit. Our required distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

  Acquisitions

            On May 3, 2002 we acquired certain partnership interests owned by Rodamco and its affiliates through the acquisition of Rodamco stock. The offering price was EUR 2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or EUR 55 per share, of which our share was EUR 795.0 million or $720.7 million. Our share of the total consideration was approximately $1.6 billion, including the assumption of $579 million of debt and perpetual preferred units. In addition, after closing we funded $268.8 million to pay off our share of corporate level debt and unwind interest rate swaps. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing Joint Venture Properties and new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own market dominant regional malls thereby enhancing the quality of our overall portfolio.

            Concurrently with the Rodamco acquisition, we sold two partnership interests acquired as part of the Rodamco acquisition and an existing interest to Teachers. Teachers acquired partnership interests in these three Properties for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. Our sale of the existing partnership interest resulted in a net gain of $25.1 million.

            On July 19, 2002, we purchased the remaining two-thirds interest in Copley Place in Boston, one of the Rodamco Properties. We purchased the interest for $118.3 million and the assumption of $123.1 million of debt. We funded the acquisition with proceeds from our existing Credit Facility.

            In connection with the Rodamco acquisition we entered into a series of hedges to manage our exposure to fluctuations in the Euro currency due to our EUR 795 million exposure. The fluctuation in earnings from these hedging transactions was partially offset by changes in our final purchase price of the Rodamco acquisition. Our hedges positively impacted our earnings by $7.1 million for the nine-months ended September 30, 2002.

  Disposals

            Our disposal activity is summarized in our discussion of the results of operations for the nine-months ended September 30, 2002. The net cash proceeds of $418.5 million from these disposals were used to fund the Rodamco acquisition, to pay down indebtedness under our existing Credit Facility and the $600.0 million acquisition credit facility, and for general working capital purposes. In addition to the Property sales described above, as a continuing part of our long-term strategic plan, we continue to pursue the sale of our remaining non-retail holdings and a number of non-core retail assets. This includes three Properties held for sale. We may decide to sell Properties that are not currently held for sale, in which case the sale prices of these assets may be less than the carrying value of the related assets.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk adjusted return criteria.

            New Developments.    Development activities are an ongoing part of our business. Currently, we have three new developments under construction, including two joint ventures, and we expect our share of 2002 development costs to be approximately $37.3 million.

            Strategic Expansions and Renovations.    One of our key objectives is to increase the profitability and market share of the Properties through the completion of strategic renovations and expansions. We have renovation and/or expansion projects currently under construction and expect to invest approximately $135.7 million on redevelopment in 2002, which includes our share of costs related to joint ventures.

            International.    We have a 32.3% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $74.5 million. The agreements with BEG and ERE are structured to allow us to acquire an additional 29.5% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $45 million to purchase shares of stock of ERE, assuming that the three existing shareholders will exercise their put options. We expect these purchases to be made from 2004-2008. As of September 30, 2002, BEG and ERE had five shopping centers open in Poland and two in France.

            Technology Initiatives.    The members of MerchantWired LLC, including the Management Company, agreed to sell their interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network

Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers, which was completed by September 3, 2002. Accordingly, the Management Company wrote-off its investment in and advances to MerchantWired LLC. This resulted in our $38.8 million share of a write-off before tax, $22.5 million net of tax, which includes a $7.0 million write-down in the carrying amount of the infrastructure, consisting of broadband cable and the related connections and routers ("Cable"). We have not made, nor do we expect to make, any additional cash contributions to MerchantWired LLC.

            We and the other members of MerchantWired LLC paid $49.5 million directly to a MerchantWired LLC vendor to purchase the Cable in satisfaction of a lease guarantee obligation, of which our share was $26.3 million. As a result, we now own and control the Cable in our properties. The amount of the Cable acquired totaled $19.3 million of which $16.4 million is included in "Investment Properties, at cost" and $2.9 million is included in "Investments in unconsolidated entities, at equity" and is being amortized over four years. We are currently using the Cable for connectivity to our mall management offices and we are evaluating other opportunities to use the Cable, which may benefit our current and future operations, either directly or indirectly.

  Investing and Financing Activities

            Cash used in investing activities was $760.7 million for the nine months ended September 30, 2002 includes acquisition and related costs of $1.1 billion, capital expenditures of $153.6 million, net investment in the Management Company of $9.4 million, and investments in unconsolidated joint ventures of $65.8 million. Capital expenditures include development costs of $10.8 million, renovation and expansion costs of $67.6 million and tenant costs and other operational capital expenditures of $75.2 million. These cash uses are partially offset by distributions from unconsolidated entities of $163.8 million, net cash proceeds of $422.5 million from the sale of assets previously mentioned, and cash from acquisitions of $9.3 million.

            Cash provided by financing activities for the nine months ended September 30, 2002 was $204.0 million. This includes $340.5 million in partnership contributions which is primarily from our issuance of Units to Simon Property. We made $448.6 million of distributions to our partners and preferred unit holders. In addition, we generated net proceeds from our debt financing activities previously described of $311.5 million. Minority interest contributions were $0.6 million.

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

Energy Management Services

            On September 30, 1999, we entered into multi-year agreements with affiliates of Enron Corporation, for Enron Corporation to supply or manage all of the energy commodity requirements for the wholly-owned Properties and to provide certain services in connection with our tenant electricity redistribution program. Subsequently, many of our Joint Venture Properties entered into similar agreements. The agreements included electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of Enron Corporation's December 2001 bankruptcy filing and ensuing failure to perform under the agreements, we assumed control over the management of our energy assets throughout the Portfolio. This includes the purchase and payment of utilities, tenant billings for utilities and maintenance and repair of energy assets. There has been no service interruption to our Properties or tenants. We recover the majority of these costs and expenses from our tenants. On August 29, 2002, the United States Bankruptcy Court for the Southern District of New York entered an order approving the terms of a negotiated settlement of all claims existing between our wholly owned and Joint Venture Properties, and Enron Corporation. As a result, all parties have been legally relieved of performance under the agreements. In addition, as part of this settlement, we received cash of $6.8 million as collections on receivables, $3.5 million as a cash settlement payment, and we reimbursed Enron Corporation $6.5 million for energy efficient capital equipment installed at our Properties. Finally, after reaching the negotiated settlement for both our and Enron Corporation's pre and post petition claims, and recognizing the unamortized portion of deferred revenue from a rate restructure agreement in

2001, we recorded $8.6 million of revenue, net, that is included in other income in the accompanying unaudited statement of operations and comprehensive income.

Terrorism Insurance

            We currently have purchased two stand-alone policies of terrorism insurance, each with $100.0 million aggregate limits. One policy insures Mall of America and the other is a blanket policy providing a $100.0 million aggregate limit for the remainder of our Portfolio Properties. These policies run through the remainder of 2002.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing the vacant spaces lost due to tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies.

            The geographical diversity of our Portfolio mitigates some of our risk in the event of an economic downturn. In addition, the diversity of our tenant mix also is a factor because no single retailer represents either more than 2.4% of total GLA or more than 5.3% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. Our previously demonstrated ability to successfully retenant anchor and in line store locations reflects our resilience to fluctuations in economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, successful execution of a releasing strategy is not assured.

Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt or, in the case of a fair value hedge, to effectively convert fixed rate debt to variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2002, a 0.50% increase in the market rates of interest would decrease annual future earnings and cash flows by approximately $6.6 million, and would decrease the fair value of debt by approximately $584.6 million. A 0.50% decrease in the market rates of interest would increase annual future earnings and cash flows by approximately $6.6 million, and would increase the fair value of debt by approximately $509.4 million.

Item 4: Controls and Procedures

  (a)
  Based on an evaluation of our disclosure controls and procedures (as defined in §§ 240.13a-14(c) and 240.15b-14(c)) as of November 4, 2002, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures were effective as of that date.

  (b)
  There have been no significant changes in our internal controls and other factors that could significantly affect these controls subsequent to November 4, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II — Other Information

            Item 1: Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota ("Triple Five"), Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America ("Teachers") of one-half of its partnership interest in Mall of America Company and Minntertainment Company to us and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. Defendants believe that Triple Five's estimate is inflated and based upon theories and facts that are without any basis. Defendants further believe that even if liability is established, Triple Five should be entitled to no damages. Given that the case is still in pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al.    On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al., Case No. 96CV02607. In Agostinelli, 27 former employees of DeBartolo Realty Corporation and DeBartolo Properties Management, Inc. sued DeBartolo Realty Corporation, DeBartolo Properties Management, Inc., and Simon Property for an alleged breach of contract related to DeBartolo Realty Corporation's Stock Incentive Plan. The complaint sought the payment of damages equal to the value of certain incentive stock allocated to the Plantiffs, accrued dividends on that stock, interest and attorneys fees. After the Court of Appeals reversed summary judgment for the defendants, the trial court rendered judgment for the plaintiffs in the combined total amount of approximately $12 million, with interest to run on the judgment. Both sides appealed the judgment, and on December 19, 2001, the Court of Appeals reversed the trial court in part and remanded the case for a limited trial. Upon remand to the trial court, the parties agreed to settle the litigation in exchange for our settlement payment of $14 million less applicable withholding for taxes. The final settlement resulted in an additional $3.1 million of expense for the nine-months ended September 30, 2002 and has been included in other expense in the accompanying unaudited statement of operations and comprehensive income.

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

SIMON PROPERTY GROUP, L.P.
By:	Simon Property Group, Inc., General Partner
/s/ Stephen E. Sterrett Stephen E. Sterrett Executive Vice President and Chief Financial Officer
Date: November 14, 2002

CERTIFICATIONS

            I, David Simon, certify that:

        1.      I have reviewed this quarterly report on Form 10-Q of Simon Property Group, L.P.;

        2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

        6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002
/s/ DAVID SIMON David Simon, Chief Executive Officer Simon Property Group, Inc., General Partner

            I, Stephen E. Sterrett, certify that:

        1.      I have reviewed this quarterly report on Form 10-Q of Simon Property Group, L.P.;

        2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002
/s/ STEPHEN E. STERRETT Stephen E. Sterrett, Executive Vice President and Chief Financial Officer Simon Property Group, Inc., General Partner

QuickLinks

FORM 10–Q INDEX
Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations and Comprehensive Income
Unaudited Consolidated Statements of Cash Flows
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II — Other Information
Item 1: Legal Proceedings
SIGNATURE
CERTIFICATIONS