Form 10-K
period 2002-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2003-03-31
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

333-11491
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        N/A

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).             YES    ☐        NO    ☒

Registrant had no publicly-traded voting equity as of June 28, 2002.

Registrant has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.'s Proxy Statement in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

SIMON PROPERTY GROUP, L.P.
Annual Report on Form 10-K
December 31, 2002

Part I

Item 1.    Business

  Background and Description of the Business

            Simon Property Group, L.P. (the "Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"), a Delaware corporation. Simon Property is a self-administered and self-managed real estate investment trust ("REIT"). In this report, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2002, we owned or held an interest in 245 income-producing properties in the United States, which consisted of 172 regional malls, 68 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in eight retail real estate properties operating in Europe and Canada.

            We believe that the Portfolio is the largest, as measured by gross leasable area ("GLA"), of any retail REIT or partnership. In addition, we own more regional malls than any publicly-traded REIT or partnership.

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. Beginning with the merger with DeBartolo Realty Corporation in August of 1996, we have completed several mergers or acquisitions that have helped shape our current organization. These include the merger with Corporate Property Investors, Inc., in 1998 and the acquisition of the assets of New England Development Company in 1999.

            On May 3, 2002, we purchased, jointly with Westfield America Trust and The Rouse Company, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates. Our portion of the acquisition included the purchase of the remaining partnership interests in four of our existing joint venture Properties, partnership interests in nine additional Properties, and other partnership interests and assets. The purchase price was €2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or €55 per share, and the assumption of certain Rodamco obligations. Our share of the total purchase price was approximately $1.6 billion, including €795.0 million or $720.7 million to acquire Rodamco shares, the assumption of $579 million of debt and preferred units, and cash of $268.8 million to pay off our share of corporate level debt and unwind interest rate swap agreements.

  Tender Offer for Taubman Centers, Inc.

            In October 2002, Simon Property sent letters to the Chief Executive Officer and the Board of Directors of Taubman Centers, Inc. ("Taubman Centers") expressing Simon Property's interest in pursuing a business combination with Taubman Centers and offering to acquire the company at $17.50 per share in cash. On December 5, 2002, Simon Property Acquisitions, Inc. ("Simon Property Acquisitions"), Simon Property's wholly owned subsidiary, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers at a price of $18.00 per share in cash. On January 15, 2003, Westfield America Inc., the U.S. subsidiary of Westfield America Trust, joined Simon Property's tender offer and they jointly increased the offer price to $20.00 per share in cash. The Board of Directors of Taubman Centers has recommended that Taubman Centers' shareholders not tender their shares into the tender offer, despite the fact that the current $20.00 per share offer price represents a premium of approximately 50% over the price of Taubman Centers shares on the date Simon Property and Westfield America made their first written proposal and is above the highest level that Taubman Centers shares have ever traded. Complete terms and conditions of the tender offer are set forth in the Offer to Purchase, the Supplement thereto and the related revised Letter of Transmittal, each of which has been filed with the Securities and Exchange Commission (the "Commission") as an exhibit to the Tender Offer Statement on Schedule TO.

            On December 5, 2002, Simon Property filed preliminary proxy materials with the Commission relating to a potential meeting of shareholders of Taubman Centers. The purpose of the meeting would be to allow the shareholders of Taubman Centers to approve, pursuant to Chapter 7B of the Michigan Business Corporation Act, voting rights for shares acquired in the tender offer. On December 11, 2002, Taubman Centers filed a Schedule 14D-9 in which it disclosed that it had amended its by-laws on December 10, 2002 to opt out of Section 7B of the Michigan Business Corporation Act. Simon Property currently does not plan on requesting this meeting of shareholders of Taubman Centers as contemplated by this preliminary proxy statement unless Taubman Centers again becomes subject to Section 7B of the Michigan Business Corporation Act.

            On December 11, 2002, Taubman Centers filed a Schedule 14D-9 with the Commission recommending that Taubman Centers' common shareholders reject the tender offer.

            On December 16, 2002, Simon Property filed separate preliminary proxy materials with the Commission requesting agent designations from the holders of outstanding voting securities of Taubman Centers in order to call a special meeting of Taubman Centers' shareholders. The purpose of the special meeting would be to permit the holders of these voting securities to vote on the removal of certain impediments to Simon Property tender offer, including the applicability of the "excess share" provisions contained in Taubman Centers' articles of incorporation. On February 21, 2003, Simon Property filed an amendment to these preliminary proxy materials, which includes updated information regarding the tender offer and litigation.

            On January 15, 2003, Westfield America Inc., the U.S. subsidiary of Westfield America Trust, joined in the tender offer pursuant to the terms of an Offer Agreement. The offer price was increased to $20.00 per share net to the seller in cash and the expiration date of the tender offer was extended to February 14, 2003.

            On January 21, 2003, Taubman Centers filed an amendment to its Schedule 14D-9 with the Commission recommending that Taubman Centers' common shareholders reject the amended tender offer.

            On January 22, 2003, the Court issued an opinion and order denying in part, and granting in part, Taubman Centers' and the other defendants' motion to dismiss Count I of the complaint, as amended. The Court held that while the issuance in 1998 of the Series B Preferred Stock by Taubman Centers to the Taubman family did not violate Michigan law, the Taubman family's purported blocking position in Taubman Centers may be challenged by Simon Property. Simon Property and Westfield America filed a motion for preliminary injunction and the Court has scheduled a hearing for March 21, 2003. At that hearing, Simon Property intends to argue that, among other things, the Taubman family's "group" voting power was obtained in violation of Michigan law, that the Taubman family's Series B Preferred Stock was improperly acquired in breach of fiduciary duties owed to Taubman Centers' public shareholders and that the Taubman Centers' Board of Directors has breached, and is continuing to breach, its fiduciary duties to the Taubman Centers' public shareholders. All parties have filed legal briefs on their issues.

            On February 17, 2003, Simon Property announced, jointly with Westfield America Inc., that as of February 14, 2003, 44,135,107 common shares, or approximately 85% of the outstanding common shares, of Taubman Centers had been tendered into the offer and that the expiration date of the tender offer was extended to March 28, 2003.

            On March 4, 2003, Taubman Centers' Board of Directors sent a letter to David Simon, Simon Property's Chief Executive Officer, and Peter Lowy, the Chief Executive Officer of Westfield America, Inc., in which they reiterated their rejection of the tender offer as not in the best interests of Taubman Centers' shareholders.

            On March 18, 2003, Simon Property and Westfield America issued a press release and open letter to the Taubman shareholders announcing their intention to propose four nominees for election to the Taubman Board. On March 28, 2003, Simon Property and its subsidiary, Simon Property Acquisitions, Inc., submitted notice of the nomination of their four nominees and their intent to seek approval of the Excess Share Proposal at Taubman's 2003 annual meeting.

  Structural Simplification

            Our affiliate, M.S. Management Associates, Inc. (the "Management Company"), provides leasing, management and development services as well as project management, accounting, legal, marketing and management information systems services to most of the Properties. In addition, insurance subsidiaries of the Management Company reinsure the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiaries' limits.

            On January 1, 2003, we acquired all of the remaining equity interests of the Management Company. The interests acquired consist of 95% of the voting common stock and 1.25% of the non-voting stock of the Management Company and approximately 2% of the economic interests of the Management Company. The interests were acquired from Melvin Simon, Herbert Simon, and David Simon (the "Simons"), for a total purchase price of $425,000, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was unanimously approved by the independent directors of Simon Property. As a result, the Management Company is now a wholly owned consolidated taxable REIT subsidiary ("TRS").

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continue to pursue the sale, under the right circumstances, of Properties that no longer meet our strategic criteria. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations.

            During 2002, we sold our interests in 15 of the 251 Properties we owned as of December 31, 2001 summarized as follows:

  •
  We sold our interest in Orlando Premium Outlets.

  •
  We sold our interests in five Mills Properties.

  •
  We disposed of seven of our nine assets held for sale as of December 31, 2001 and two other non-core Properties.

            In addition, in January 2003, we continued our disposition activities with the sale of a portfolio of four non-core Properties. We believe that any earnings dilution on our results of operations from these dispositions will be more than offset by the positive impact of the Rodamco acquisition.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflicts of interest policies and policies with respect to certain other activities, which are consistent with those of Simon Property. The Simon Property Board of Directors may amend or rescind these policies from time to time at its discretion without a stockholder vote.

  Investment Policies

            Our primary business objectives are to increase Funds From Operations ("FFO") per unit of limited partnership interest and the value of our Properties and operations while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

  •
  pursuing a leasing strategy that takes advantage of the unique nature of many of our Properties;

  •
  continuing to improve the performance of our Properties through management techniques such as using economies of our scale to help control operating costs and generating additional revenues through merchandising, marketing and promotional activities;

  •
  renovating and/or expanding our Properties where appropriate;

  •
  developing new shopping centers when such development meets our economic criteria; and

  •
  acquiring additional shopping centers and the portfolios of other retail real estate companies that meet our investment criteria.

            We cannot assure you, however, that we will achieve our business objectives.

            It is our policy to develop and acquire properties to generate both current income and long-term appreciation in value. We do not have a policy limiting the amount or percentage of assets that may be invested in any particular property or type of property or in any geographic area. We may purchase or lease properties for long-term investment or develop, redevelop, and/or sell our Properties, in whole or in part, when circumstances warrant. We currently participate and may continue to participate with other entities in property ownership, through joint ventures or other types of co-ownership. These equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interest.

            While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a REIT. Mortgages in which we invest may or may not be insured by a governmental agency. We do not intend to invest to a significant extent in mortgages or deeds of trust. We may invest in participating or convertible mortgages, however, if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any such investments would be subject to the percentage ownership limitations and gross income tests necessary for Simon Property's qualification as a REIT. The REIT limitations mean that we cannot make an investment that would cause our real estate assets to be less than 75% of our total assets. In addition, we must derive at least 75% of our gross income from "rents from real estate" and at least 95% must be derived from rents from real estate, interest, dividends and gains from the sales or disposition of stock or securities.

            Subject to these REIT limitations of Simon Property, we may, along with Simon Property, invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership interests in special purpose partnerships that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies. We do not intend to invest in securities of other issuers for the purpose of exercising control other than certain wholly-owned subsidiaries and to acquire interests in real estate. We do not intend that our investments in securities will require us to register as an "investment company" under the Investment Company Act of 1940, as amended. We intend to divest securities before any such registration would be required.

  Financing Policies

            We finance our business to maintain compliance with the covenant restrictions of certain agreements relating to our indebtedness that limit our ratio of debt to total market capitalization. For example, the agreements relating to our lines of credit and the indentures for our debt securities contain convenants that restrict our total amount of debt to 60% of adjusted total assets and secured debt to 55% of adjusted total assets. In addition, these agreements contain covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's securities and our debt securities.

            If the Simon Property Board of Directors determines to seek additional capital, we may raise such capital through additional debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flow is subject to Internal Revenue Code provisions requiring REITs to distribute a certain percentage of taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Simon Property Board of Directors determines to raise additional equity capital at the Operating Partnership level, it may, without approval of the limited partners, issue additional units. The Board of Directors may issue units in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing units in exchange for property. Such securities may be senior to the outstanding classes of our units. Such securities also may include additional classes of preferred units which may be convertible into units. Existing unitholders will have no preemptive right to purchase units in any subsequent offering of our securities. Any such offering could cause a dilution of a unitholder's investment in us.

            We anticipate that any additional borrowings would be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any of such indebtedness may be unsecured or may be secured by any or all of our assets or any existing or new property-owning partnership. Any such indebtedness may also have full or limited recourse to all or any portion of the assets of any of the foregoing. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly be required to do so.

            We may seek to obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into units or be accompanied by warrants to purchase units. We also may sell or securitize our lease receivables. The proceeds from any borrowings may be used for the following:

  •
  financing acquisitions;

  •
  developing or redeveloping properties;

  •
  refinancing existing indebtedness;

  •
  working capital or capital improvements; or

  •
  meeting the income distribution requirements applicable to REITs if Simon Property has income without the receipt of cash sufficient to enable it to meet such distribution requirements.

            We also may determine to finance acquisitions through the following:

  •
  issuance of additional units of limited partnership interest;

  •
  sale or exchange of ownership interests in Properties;

  •
  issuance of preferred units; or

  •
  issuance of other securities.

            The ability to offer units to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer the recognition of gain for tax purposes by the transferor.

            If the Simon Property Board of Directors determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, drawings against revolving lines of credit, or the issuance of unsecured debt. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

            We only invest in or form special purpose entities to obtain permanent financing for properties on attractive terms. Permanent financing for properties is typically structured as a mortgage loan on one or a group of properties in favor of an institutional third party or as a joint venture with a third party or as a securitized financing. For securitized financings, we are required to create special purpose entities to own the properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflicts of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. At least a majority of the members of Simon Property's Board of Directors must be independent directors. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of the independent directors.

            The sale of any property may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, Simon Property's charter requires that at least six of the independent directors may authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We do not intend to make investments other than as previously described. We intend to make investments in such a manner as to be consistent with the REIT requirements of the Internal Revenue Code applicable to Simon Property, unless the Simon Property Board of Directors determines that it is no longer in Simon Property's best interests to qualify as a REIT. The Board of Directors of Simon Property may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. We may engage in such activities in the future. We have not made loans to other entities or persons, including our officers and directors, other than to the Management Company and to officers to pay taxes on the vesting of restricted stock. However, it is now our policy to not make any loans to our directors and executive officers for any purpose and all loans previously made to current executive officers have been repaid in full. We may in the future make loans to the Management Company and to joint ventures in which we participate. We do not intend to engage in the following:

  •
  trading, underwriting or agency distribution or sale of securities of other issuers; or

  •
  the active trade of loans and investments.

  Operating Strategies

            We plan to achieve our primary business objectives through a variety of methods discussed below, although we cannot assure you that that we will achieve such objectives.

            Leasing.    We pursue a leasing strategy that includes:

  •
  marketing available space to maintain or increase occupancy levels;

  •
  renewing existing leases and originating new leases at higher base rents per square foot;

  •
  negotiating leases that allow us to be reimbursed from our tenants for the majority of our property operating, real estate tax, repairs and maintenance, and advertising and promotion expenditures; and

  •
  executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

            Management.    We draw upon our expertise gained through management of a geographically diverse Portfolio, nationally recognized as comprising high quality retail and mixed-use Properties. In doing so, we seek to maximize cash flow through a combination of:

  •
  an active merchandising program to maintain our shopping centers as inviting shopping destinations;

  •
  efforts to minimize overhead and operating costs which not only benefits our operations but also reduces the costs reimbursed to us from our tenants. A tenant's ability to pay rent is affected by the percentage of its sales represented by occupancy costs, which consist of rent and expense recoveries. As sales levels increase, if expenses subject to recovery are controlled, the tenant can afford to pay higher base rent.

  •
  coordinated marketing and promotional activities that establish and maintain customer loyalty; and

  •
  systematic planning and monitoring of results.

            We believe we are one of the lowest-cost providers of retail space, which has permitted the rents in both regional malls and community shopping centers to increase without raising a tenant's total occupancy cost beyond its ability to pay. We also believe that if we are successful in our efforts to increase sales while controlling operating expenses we will be able to continue to increase base rents at the Properties.

            International Expansion.    We believe that the expertise we have gained through the development and management of our domestic Properties can be utilized in retail properties abroad. We intend to continue the pursuit of international opportunities on a selective basis to enhance unitholder value. There are risks inherent in international operations that may be beyond our control. These include the following risks that may have a negative impact on our results of operations:

  •
  changes in foreign currency exchange rates;

  •
  declines in economic conditions abroad;

  •
  changes in foreign political environments; and

  •
  changes in foreign laws.

            Other Revenues.    Due to our size and tenant relationships, we also generate revenues from the following sources:

  •
  Simon Brand Venture's ("Simon Brand") revenues are derived from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand types of revenue include payment services, national media contracts, a national beverage contract and other contracts with national companies.

  •
  Simon Brand also pursues mall marketing initiatives, including the sale of gift certificates and gift cards. We launched a Simon Visa Gift Card test at four regional malls in the fall of 2001 and extended the program to 43 additional malls in August 2002. We plan to complete the rollout to other regional malls in 2003. The gift card program will eventually replace our existing paper certificates.

  •
  Simon Business Network ("Simon Business") offers a competitively valued, broad-based array of products and property operating services, resulting from its relationships with vendors, to our tenants and others. The tenant services provided through Simon Business include a national waste management services program, a national total facility service program which includes operational and maintenance services, a national automatic teller machine program, a national security services program, and parking service programs.

  Competition

            We consider our direct competitors to be seven other major publicly-held regional mall companies as well as the numerous commercial developers, real estate companies and other owners of retail real estate that compete with us in our trade areas. In addition, our malls compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer similar retail products. Some of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. We believe that we have a competitive advantage in the retail real estate business as a result of:

  •
  the size, quality and diversity of our Properties

  •
  our management and operational expertise

  •
  our use of innovative retailing concepts

  •
  our extensive experience and relationships with retailers and lenders

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances, and

  •
  our ability to use our size to reduce the total occupancy cost of our tenants.

  Environmental Matters

            General Compliance.    We believe that the Portfolio is in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. Nearly all of the Portfolio has been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations. We cannot assure you that:

  •
  existing environmental studies with respect to the Portfolio reveal all potential environmental liabilities;

  •
  any previous owner, occupant or tenant of a Property created any material environmental condition not known to us;

  •
  the current environmental condition of the Portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or

  •
  future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

            Asbestos-Containing Materials.    Asbestos-containing materials are present in most of the Properties, primarily in the form of vinyl asbestos tile, mastics and roofing materials, which we believe are generally in good condition. Fireproofing and insulation containing asbestos is also present in certain Properties in limited concentrations or in limited areas. The presence of such asbestos-containing materials does not violate currently applicable laws. Generally, we remove asbestos-containing materials as required in the ordinary course of any renovation, reconstruction, or expansion, and in connection with the retenanting of space.

            Underground Storage Tanks.    Several of the Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto services center establishments or emergency electrical generation equipment. We believe that regulated tanks have been removed, upgraded or abandoned in place in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either completed, ongoing, or scheduled to be conducted at such Properties. The cost of remediation with respect to such matters has not been material and we do not expect these costs will have a material adverse effect on our results of operations.

            Properties to be Developed or Acquired.    Land held for mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire properties, we typically conduct environmental due diligence consistent with acceptable industry standards.

  Certain Activities

            During the past three years, we have:

  •
  issued 2,060,965 units to Simon Property upon the conversion of Series A and B preferred units;

  •
  issued 21,059 units to Simon Property in lieu of preferred dividends on Series A preferred units;

  •
  issued 1,132,439 units to Simon Property upon the exchange of units of limited partnership interest for common stock of Simon Property;

  •
  issued 851,650 restricted units to Simon Property, net of forfeitures, in exchange for a like number of shares issued under The Simon Property Group 1998 Stock Incentive Plan;

  •
  issued 1,099,772 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;

  •
  borrowed a maximum of $863.0 million under our $1.25 billion unsecured revolving credit facility; the outstanding amount of borrowings as of December 31, 2002 was $308.0 million;

  •
  borrowed a maximum of $1.4 billion under a $1.4 billion unsecured acquisition loan taken out in connection with our merger in 1998 with Corporate Property Investors, Inc.; this loan was paid off on August 6, 2001;

  •
  borrowed a maximum of $600 million under a $600 million 12-month acquisition credit facility taken out in connection with the Rodamco acquisition; this acquisition credit facility was paid off during the third quarter of 2002;

  •
  not made loans to other entities or persons, including our officers and directors, other than to the Management Company and certain officers to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full;

  •
  not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire interests in real estate;

  •
  not underwritten securities of other issuers;

  •
  not engaged in the purchase and sale or turnover of investments, except for the sale of 1,408,450 shares of Chelsea GCA Realty, Inc. common stock, a publicly-traded REIT, for $50.0 million;

  •
  repurchased directly or through subsidiaries 1,787,600 units for cash; and

  •
  provided annual reports containing financial statements certified by independent public accountants and quarterly reports containing unaudited financial statements to our security holders.

  Employees

            At February 14, 2003 we and our affiliates employed approximately 4,000 persons at various centers and offices throughout the United States, of which approximately 1,600 were part-time. Approximately 830 of these employees were located at our headquarters.

  Corporate Headquarters

            Our executive offices are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

  Executive Officers of the Registrant

            The following table sets forth certain information with respect to the executive officers of Simon Property, the general partner of the Operating Partnership, as of December 31, 2002.

Name	Age	Position
Melvin Simon (1)	76	Co-Chairman
Herbert Simon (1)	68	Co-Chairman
David Simon (1)	41	Chief Executive Officer
Hans C. Mautner	65	Vice Chairman; Chairman, Simon Global Limited
Richard S. Sokolov	53	President and Chief Operating Officer
Randolph L. Foxworthy	58	Executive Vice President — Corporate Development
Gary L. Lewis	44	Executive Vice President — Leasing
Stephen E. Sterrett	47	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	51	Executive Vice President — Property Management
John Rulli	46	Executive Vice President — Chief Administrative Officer
James M. Barkley	51	General Counsel; Secretary
Andrew A. Juster	50	Senior Vice President and Treasurer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

            Set forth below is a summary of the business experience of the executive officers of Simon Property. The executive officers of Simon Property serve at the pleasure of its Board of Directors. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard S. Sokolov, see Item 10 of this report.

            Mr. Foxworthy is the Executive Vice President—Corporate Development of Simon Property. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with Simon Property since 1993.

            Mr. Lewis is the Executive Vice President—Leasing of Simon Property. Mr. Lewis joined MSA in 1986 and held various positions with MSA and Simon Property prior to becoming Executive Vice President in charge of Leasing of Simon Property in 2002.

            Mr. Sterrett serves as Simon Property's Executive Vice-President and Chief Financial Officer. He joined MSA in 1989 and has held various positions with MSA until 1993 when he became Simon Property's Senior Vice-President and Treasurer. He became Simon Property's Chief Financial Officer in 2001.

            Mr. Mumphrey serves as Simon Property's Executive Vice President—Property Management. He joined MSA in 1974 and also held various positions with MSA before becoming Senior Vice President of property management in 1993. In 2000, he became the President of Simon Business Network.

            Mr. Rulli serves as Simon Property's Executive Vice-President and Chief Administrative Officer. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000.

            Mr. Barkley serves as Simon Property's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

            Mr. Juster serves as Simon Property's Senior Vice-President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property.

Item 2.    Properties

  Properties

            Our Properties primarily consist of regional malls and community shopping centers. Our Properties contain an aggregate of approximately 183.6 million square feet of GLA, of which we own 105.4 million square feet ("Owned GLA"). Our size has allowed us to eliminate significant dependence upon one retail tenant. More than 3,850 different retailers occupy more than 19,950 stores in our Properties and no retail tenant represents more than 5.3% of our Properties' total minimum rents. Total estimated retail sales at the Properties in 2002 were approximately $40 billion.

            Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 172 regional malls range in size from approximately 200,000 to 2.8 million square feet of GLA, with all but six regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 17,500 occupied stores, including over 650 anchors, which are mostly national retailers.

            Community shopping centers are generally unenclosed and smaller than regional malls. Our 68 community shopping centers generally range in size from approximately 50,000 to 600,000 square feet of GLA. Community shopping centers generally are of two types. First, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area. Second, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center.

            We also have interests in five office and mixed-use Properties. The five office and mixed-use Properties range in size from approximately 496,000 to 1,214,000 square feet of GLA. Three of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space.

            The following table provides data as of December 31, 2002:

	Regional Malls	Community Centers	Office and Other
% of total annualized base rent	90.6%	5.5%	3.9%
% of total GLA	88.6%	9.4%	2.0%
% of Owned GLA	85.2%	11.4%	3.4%

            As of December 31, 2002, approximately 92.7% of the Mall and Freestanding Owned GLA in regional malls and the retail space in the mixed-use Properties was leased, and approximately 86.9% of Owned GLA in the community shopping centers was leased.

            We own 100% of 163 of our 245 Properties, control 14 Properties in which we have a joint venture interest, and hold the remaining 68 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 236 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Partners in our joint ventures may initiate these provisions at any time, which could result in either the use of available cash or borrowings to acquire their partnership interest or the sale of our partnership interest.

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
	REGIONAL MALLS
1.	Alton Square	IL	Alton	Fee	100.0%		Acquired 1993	69.2%	639,220		426,315	212,905	Sears, JCPenney, Famous Barr
2.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	89.6%	622,210		404,394	217,816	Belk, Belk Mens & Home Store, JCPenney, Sears
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	82.3%	443,270		229,011	214,259	Belk, JCPenney, Sears
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	93.6%	501,890	(28)	191,395	310,495	Marshalls, Home Depot, Linens-N-Things, Filene's Basement
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	99.0%	206,062			206,062	Border Books & Music, Cheesecake Factory, Tiffany
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1%	(4)	Acquired 1999	90.4%	592,368		417,620	174,748	Filene's, Filene's Home Store, Sears
7.	Aurora Mall	CO	Aurora	Fee	100.0%		Acquired 1998	84.8%	1,014,180		566,015	448,165	JCPenney, Foley's, Foley's Mens & Home, Sears
8.	Aventura Mall (5)	FL	Miami	Fee	33.3%	(4)	Built 1983	95.4%	1,901,213		1,242,098	659,115	Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor, Burdines
9.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)	Built 1990	96.0%	1,118,145		754,956	363,189	Belk, Dillard's, JCPenney, Parisian, Sears
10.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	96.6%	1,244,079		777,266	466,813	Dillard's Womens & Home, Dillard's Mens & Children, Foley's, Sears, Nordstrom (6), JCPenney
11.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.1%	1,184,684		770,111	414,573	Dillard's Women, Dillard's Mens, Children & Home, Famous Barr, Sears, JCPenney
12.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	99.9%	652,024		447,508	204,516	Younkers (6), Elder-Beerman, Kohl's, Shopko
13.	Bergen Mall	NJ	Paramus (NYC)	Fee and Ground Lease (7) (2061)	100.0%		Acquired 1987	96.0%	857,889		453,260	404,629	Off 5th-Saks Fifth Avenue Outlet, Value City Furniture, Macy's, Marshalls
14.	Biltmore Square	NC	Asheville	Fee	100.0%		Built 1989	73.4%	494,236		242,576	251,660	Belk, Dillard's, Proffitt's, Goody's
15.	Bowie Town Center	MD	Bowie	Fee	100.0%		Built 2001	100.0%	664,215		338,567	325,648	Hecht's, Sears, Barnes & Noble, Bed, Bath & Beyond
16.	Boynton Beach Mall	FL	Boynton Beach	Fee	100.0%		Built 1985	98.5%	1,183,677		883,720	299,957	Macy's, Burdines, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney
17.	Brea Mall	CA	Brea	Fee	100.0%		Acquired 1998	98.3%	1,314,612		874,802	439,810	Macy's, JCPenney, Robinsons-May, Nordstrom, Sears

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
18.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.1%	618,267	427,730	190,537	Dillard's, JCPenney, Sears
19.	Brunswick Square	NJ	East Brunswick (NYC)	Fee	100.0%		Built 1973	98.2%	772,635	467,626	305,009	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall	MA	Burlington	Ground Lease (2048)	100.0%		Acquired 1998	99.2%	1,253,162	836,236	416,926	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall	MA	Hyannis	Ground Leases (7) (2009-2073)	49.1%	(4)	Acquired 1999	98.2%	723,838	420,199	303,639	Macy's, Filene's, Marshalls, Sears, Best Buy, Barnes & Noble
22.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	95.6%	1,447,966	1,082,021	365,945	Galyan's, L.S. Ayres, Lazarus, JCPenney, Sears, Von Maur
23.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	80.8%	1,283,945	725,360	558,585	JCPenney, Sears, Kaufmann's, Kaufmann's Home Store, Wickes Furniture, Steve & Barry's (6)
24.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	96.1%	572,285	381,153	191,132	Belk Womens & Children, Belk Mens & Home, JCPenney, Sears
25.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	90.5%	432,186	213,320	218,866	Sears, JCPenney, Office Max, The Bon Ton
26.	Cheltenham Square	PA	Philadelphia	Fee	100.0%		Built 1981	96.7%	635,372	364,106	271,266	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
27.	Chesapeake Square	VA	Chesapeake (Norfolk)	Fee and Ground Lease (2062)	75.0%		Built 1989	91.3%	809,561	537,279	272,282	Dillard's Women, Dillard's Mens, Children & Home, JCPenney, Sears, Hecht's, Target
28.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (9) (2027)	100.0%		Built 1974	93.6%	1,191,682	793,716	397,966	Dillard's Womens & Furniture, Dillard's Mens, Children & Home, JCPenney, Foley's, Sears
29.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)	Built 1995	91.9%	790,970	350,000	440,970	Nordstrom, Parisian
30.	College Mall	IN	Bloomington	Fee and Ground Lease (9) (2048)	100.0%		Built 1965	96.8%	706,883	439,766	267,117	Sears, Lazarus (10), L.S. Ayres, Target (6), (8)
31.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.1%	741,173	408,052	333,121	Sears, JCPenney, Barnes & Noble, The Bon Marche, The Bon Marche Mens & Children
32.	Coral Square	FL	Coral Springs	Fee	97.2%		Built 1984	98.4%	943,446	648,144	295,302	Dillard's, JCPenney, Sears, Burdines Mens, Children & Home, Burdines Women
33.	Cordova Mall	FL	Pensecola	Fee	100.0%		Acquired 1998	89.7%	851,641	488,263	363,378	Parisian, Dillard's Men, Dillard's Women, Best Buy, Bed, Bath & Beyond
34.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	87.3%	1,041,189	631,556	409,633	Dillard's, Foley's, JCPenney, Mervyn's, Sears

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
35.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	91.6%	858,455		609,669	248,786	Dillard's, Sears, Younkers, Barnes & Noble
36.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	92.3%	793,716		442,311	351,405	Macy's, Filene's, JC Penney, Sears
37.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	87.8%	424,157		302,495	121,662	JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall	FL	North Miami Beach	Fee	50.0%	(4)	Acquired 1997	94.8%	1,393,621		1,062,072	331,549	Saks Fifth Avenue, JCPenney, Burdine's, Burdine's Home Gallery, The Limited, Lord & Taylor (6)
39.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	96.1%	691,119		435,467	255,652	JCPenney, Sears, Dillard's, Burdines
40.	Eastern Hills Mall	NY	Williamsville	Fee	100.0%		Built 1971	75.1%	994,014		713,070	280,944	Sears, JCPenney, The Bon Ton, Kaufmann's, Burlington Coat Factory, (8)
41.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	99.4%	897,871		532,955	364,916	JCPenney, De Jong's, Famous Barr, Lazarus
42.	Eastland Mall	OK	Tulsa	Fee	100.0%		Built 1986	67.9%	699,335		435,843	263,492	Dillard's, Foley's, Mervyn's, Mickey's, (8)
43.	Edison Mall	FL	Fort Meyers	Fee	100.0%		Acquired 1997	98.4%	1,041,918		742,667	299,251	Dillard's, JCPenney, Sears, Burdines Mens, Children & Home, Burdines Women
44.	Emerald Square	MA	North Attleboro (Boston)	Fee	49.1%	(4)	Acquired 1999	99.1%	1,021,972		647,372	374,600	Filene's, JCPenney, Lord & Taylor, Sears
45.	Empire Mall (5)	SD	Sioux Falls	Fee and Ground Lease (7) (2013)	50.0%	(4)	Acquired 1998	87.8%	1,047,883		497,341	550,542	JCPenney, Younkers, Sears, Richman Gordman, Marshall Field's
46.	Fashion Mall at Keystone at the Crossing, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	96.8%	658,370	(29)	249,721	408,649	Parisian, Saks Fifth Avenue (6)
47.	Fashion Valley Mall	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	98.7%	1,710,046		1,053,305	656,741	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinson-May, Saks Fifth Avenue
48.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	94.1%	1,835,073		1,218,085	616,988	Dillard's, JCPenney, Lord & Taylor, Saks Fifth Avenue, Sears, Burdines, Nordstrom
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	93.5%	501,374		327,260	174,114	JCPenney, Kohl's, Younkers, Sears, Staples
50.	Forest Village Park Mall	MD	Forestville (Washington, D.C.)	Fee	100.0%		Built 1980	98.0%	417,207		242,567	174,640	JCPenney, (8)
51.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	(11)		Built 1992	98.5%	483,366			483,366	—

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	95.9%	1,047,438		500,809	546,629	JCPenney, Sears, Boscovs
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	89.7%	1,305,841		879,300	426,541	Dillard's Men, Dillard's Women, Kaufmann's, JCPenney, Sears
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (7) (2009)	49.1%	(4)	Acquired 1999	87.8%	431,512	(30)	132,634	298,878	Best Buy, Marshalls, T.J. Maxx & More, Family Fitness (6)
55.	Greenwood Park Mall	IN	Greenwood	Fee	100.0%		Acquired 1979	92.9%	1,327,719		898,928	428,791	JCPenney, JCPenney Home Store, Lazarus, L.S. Ayres, Sears, Von Maur, Dick's Clothing & Sporting Goods (6)
56.	Gulf View Square	FL	Port Richey	Fee	100.0%		Built 1980	91.3%	803,156		568,882	234,274	Sears, Dillard's, JCPenney, Burdines, (8)
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0%	(4)	Acquired 1998	91.1%	1,276,839		843,609	433,230	Parisian, Rich's-Macy's, JCPenney, Sears
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (7) (2017)	100.0%		Acquired 1998	96.1%	1,244,493		913,633	330,860	Rich's, Sears, Dillard's, JCPenney, Belk
59.	Heritage Park Mall	OK	Midwest City (Oklahoma City)	Fee	100.0%		Built 1978	61.0%	604,880		382,700	222,180	Dillard's, Sears, (8)
60.	Highland Mall (5)	TX	Austin	Fee and Ground Lease (2070)	50.0%	(4)	Acquired 1998	96.5%	1,090,685		732,000	358,685	Dillard's Women & Home, Dillard's Mens & Children, Foley's, JCPenney
61.	Hutchinson Mall	KS	Hutchinson	Fee	100.0%		Built 1985	79.3%	525,672		277,665	248,007	Dillard's, JCPenney, Sears
62.	Independence Center	MO	Independence	Fee	100.0%		Acquired 1994	95.8%	1,022,852		499,284	523,568	Dillard's, Sears, The Jones Store Co.
63.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	91.4%	747,997		445,552	302,445	Sears, JCPenney, Dillard's, Burdines
64.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	97.4%	1,128,796		751,704	377,092	Dillard's, Dillard's Home Center, Foley's, JCPenney, Sears, Beall's
65.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	96.7%	1,124,245		726,574	397,671	Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble (8)
66.	Jefferson Valley Mall	NY	Yorktown Heights	Fee	100.0%		Built 1983	95.3%	586,995		310,095	276,900	Macy's, Sears, H&M
67.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	88.1%	979,476		597,028	382,448	Dillard's, JCPenney, Proffitt's, Sears, The Rush
68.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (9) (2040)	100.0%		Built 1976	98.9%	1,215,105		788,896	426,209	Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
69.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	94.8%	1,213,025	937,223	275,802	JCPenney, L.S. Ayres, Sears, Burlington Coat Factory, Lazarus (10), Steve & Barry's
70.	Laguna Hills Mall	CA	Laguna Hills	Fee	100.0%		Acquired 1997	97.4%	867,689	536,500	331,189	Macy's, JCPenney, Sears
71.	Lake Square Mall	FL	Leesburg	Fee	50.0%	(4)	Acquired 1998	93.5%	561,303	296,037	265,266	JCPenney, Sears, Belk, Target
72.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	93.5%	1,100,388	745,179	355,209	Dillard's, Foley's, Sears, JCPenney, Mervyn's
73.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	95.8%	1,481,514	821,356	660,158	Neiman Marcus, Rich's-Macy's, Bloomingdale's (6)
74.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	98.4%	856,879	498,000	358,879	Marshalls, Sports Authority, Target, Best Buy, Staples, Bed, Bath & Beyond, Kohl's, Ann & Hope, Stop and Shoppe (6)
75.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	93.8%	745,903	541,861	204,042	Elder-Beerman, Sears, Lazarus, JCPenney
76.	Lincolnwood Town Center	IL	Lincolnwood	Fee	100.0%		Built 1990	95.6%	422,256	220,830	201,426	Kohl's (6), Carson Pirie Scott
77.	Lindale Mall (5)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	87.6%	691,824	305,563	386,261	Von Maur, Sears, Younkers, (8)
78.	Livingston Mall	NJ	Livingston (NYC)	Fee	100.0%		Acquired 1998	99.4%	985,170	616,128	369,042	Macy's, Sears, Lord & Taylor
79.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	85.8%	613,849	402,843	211,006	Dillard's, Dillard's Men, JCPenney, Sears, Beall's, (8)
80.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (13)	47.2%	(4)	Acquired 2002	98.1%	478,305	297,253	181,052	Bloomingdale's, Filene's
81.	Mall at Rockingham Park	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	98.8%	1,020,283	638,111	382,172	Macy's, Filene's, JCPenney, Sears
82.	Mall of America	MN	Bloomington (Minneapolis)	Fee	27.5%	(4) (14)	Acquired 1999	97.0%	2,778,690	1,220,305	1,558,385	Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy
83.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0%	(4)	Built 1999	94.0%	1,785,700	989,590	796,110	Lord & Taylor, Rich's-Macy's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
84.	Mall of New Hampshire	NH	Manchester	Fee	49.1%	(4)	Acquired 1999	99.0%	806,274	444,889	361,385	Filene's, JCPenney, Sears, Best Buy
85.	Maplewood Mall	MN	Maplewood (Minneapolis)	Fee	100.0%		Acquired 2002	85.9%	909,292	578,060	331,232	Sears, Marshall Field's, Kohl's, Mervyn's

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
86.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	97.4%	393,044		252,444	140,600	Lazarus, Sears, Target
87.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (15) (2032)	100.0%		Built 1973	99.5%	777,103		554,156	222,947	Sears, Dillard's, JCPenney, M.M. Cohn
88.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	90.1%	729,381		471,173	258,208	Belk, Dillard's Mens, Children & Home, Dillard's Women, JCPenney, Burdines
89.	Memorial Mall (16) (17)	WI	Sheboygan	Fee	100.0%		Built 1969	89.4%	344,114		228,888	115,226	Kohl's, Sears, Hobby Lobby
90.	Menlo Park Mall	NJ	Edison (NYC)	Fee	100.0%		Acquired 1997	96.9%	1,307,233	(31)	587,591	719,642	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble (6)
91.	Mesa Mall (5)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	87.8%	867,232		425,817	441,415	Sears, Herberger's, JCPenney, Target, Mervyn's, Gant Sports
92.	Metrocenter	AZ	Phoenix	Fee	50.0%	(4)	Acquired 1998	95.9%	1,367,281		876,027	491,254	Macy's, Dillard's, Robinsons-May, JCPenney, Sears, Vans Skate Park
93.	Miami International Mall	FL	South Miami	Fee	47.8%	(4)	Built 1982	96.2%	972,971		683,308	289,663	Sears, Dillard's, JCPenney, Burdines Mens & Home, Burdines Women & Children
94.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	81.8%	618,995		339,113	279,882	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Beall's, Ross Dress for Less
95.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	97.8%	803,758		429,508	374,250	JCPenney, Sears, Younkers, Barnes & Noble
96.	Mounds Mall (16) (17)	IN	Anderson	Ground Lease (2033)	100.0%		Built 1965	78.3%	404,423		277,256	127,167	Elder-Beerman, Sears, (8)
97.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	91.2%	654,902		435,756	219,146	JCPenney, L.S. Ayres, Sears, Elder Beerman
98.	Nanuet Mall	NY	Nanuet (NYC)	Fee	100.0%		Acquired 1998	85.6%	916,014		583,711	332,303	Macy's, Boscov, Sears
99.	North East Mall	TX	Hurst (Ft. Worth)	Fee	100.0%		Built 1971	97.1%	1,705,645		1,348,279	357,366	Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's, (8)
100.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6%	(18) (4)	Built 1990	72.7%	558,317		310,994	247,323	Sears, JCPenney, Carson Pirie Scott Womens, Carson Pirie Scott Mens, Children & Home
101.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	99.1%	999,449		688,391	311,058	Nordstrom, JCPenney, Gottschalk, The Bon Marche
102.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	95.6%	962,163		665,745	296,418	Parisian, Rich's-Macy's, Sears, JCPenney

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
103.	Northpark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	89.8%	1,073,298		651,533	421,765	Von Maur, Younkers, Dillard's (6), JCPenney, Sears, Barnes & Noble
104.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	96.8%	1,684,621		989,277	695,344	Macy's, Filene's, JCPenney, Lord & Taylor, Sears
105.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	94.7%	695,507		472,969	222,538	Famous Barr, JCPenney, Sears
106.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	88.1%	853,194	(32)	535,000	318,194	Dillard's Women, Dillard's Mens, Children & Home, Goldsmith's
107.	Orange Park Mall	FL	Orange Park	Fee	100.0%		Acquired 1994	98.4%	923,774		534,180	389,594	Dillard's, JCPenney, Sears, Belk
108.	Orland Square	IL	Orland Park	Fee	100.0%		Acquired 1997	95.3%	1,213,286		773,295	439,991	JCPenney, Marshall Field's, Sears, Carson Pirie Scott
109.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	93.4%	560,231		387,378	172,853	JCPenney, Sears, Belk, Burdines
110.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	94.2%	1,085,273		749,288	335,985	Dillard's, JCPenney, Sears, Burdines, Borders Books & Music, George's Music
111.	Penn Square	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.0%	1,044,576		658,453	386,123	Foley's, JCPenney, Dillard's Womens, Dillard's Mens, Children & Home
112.	Pheasant Lane Mall	NH	Nashua	(19)	(19)	(4)	Acquired 2002	97.5%	988,750		675,759	312,991	Macy's, Filene's, JC Penney, Sears, Target
113.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	89.3%	821,421		472,385	349,036	Lord & Taylor, Parisian, Saks Fifth Avenue
114.	Port Charlotte Town Center	FL	Port Charlotte	Ground Lease (2064)	80.0%	(18)	Built 1989	82.3%	780,856		458,554	322,302	Dillard's, JCPenney, Beall's, Sears, Burdines
115.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (7) (2025)	100.0%		Built 1972	96.8%	811,143		631,762	179,381	Dillard's, JCPenney, Foley's (6) (12), Sears, The White House (20)
116.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (7) (2018)	100.0%		Built 1979	80.8%	918,013		691,230	226,783	Dillard's, Sears, Goldsmith's (21), (8)
117.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 1977	90.8%	755,258		471,436	283,822	Dillard's, Sears, Stein Mart (21), Target, Ross Dress for Less, Barnes & Noble, Super Target
118.	Richmond Square (16) (17)	IN	Richmond	Fee	100.0%		Built 1966	90.2%	391,199		260,562	130,637	Dillard's, JCPenney, Sears, Office Max

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
119.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	98.4%	1,016,642		685,251	331,391	Sears, JCPenney, Kaufmann's, Barnes & Noble
120.	River Oaks Center	IL	Calumet City	Fee	100.0%		Acquired 1997	97.7%	1,370,213	(33)	834,588	535,625	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
121.	Rockaway Townsquare	NJ	Rockaway (NYC)	Fee	100.0%		Acquired 1998	94.6%	1,247,470		786,626	460,844	Macy's, Lord & Taylor, JCPenney, Sears
122.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	67.4%	737,568		460,857	276,711	Sears, Dillard's, Foley's, Tony Hawk's Skate Park (6)
123.	Roosevelt Field Mall	NY	Garden City (NYC)	Fee and Ground Lease (7) (2090)	100.0%		Acquired 1998	98.5%	2,177,843		1,430,425	747,418	Macy's, Bloomingdale's, JCPenney, Nordstrom, (8)
124.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.8%	1,234,101		827,015	407,086	Lazarus, JCPenney, Sears, Kaufmann's, Media Play, Designer Shoe Warehouse
125.	Rushmore Mall (5)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	91.9%	835,408		470,660	364,748	JCPenney, Sears, Herberger's, Hobby Lobby, Target
126.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	95.8%	695,849		428,258	267,591	Macy's, Mervyn's, Sears
127.	Seminole Towne Center	FL	Sanford	Fee	45.0%	(4)	Built 1995	90.0%	1,153,578		768,798	384,780	Dillard's, JCPenney, Parisian, Sears, Burdines
128.	Shops at Mission Viejo Mall, The	CA	Mission Viejo	Fee	100.0%		Built 1979	99.4%	1,149,864		677,215	472,649	Macy's, Saks Fifth Avenue, Robinsons-May, Nordstrom
129.	Shops at Sunset Place, The	FL	Miami	Fee	37.5%	(4)	Built 1999	92.9%	499,956			499,956	Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
130.	Smith Haven Mall	NY	Lake Grove (NYC)	Fee	25.0%	(4)	Acquired 1995	93.1%	1,359,163		902,595	456,568	Macy's, Sears, JCPenney, H&M, (8)
131.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	98.8%	880,924		506,591	374,333	Filene's, Sears, JCPenney, Linens-N-Things
132.	Source, The	NY	Westbury (NYC)	Fee	25.5%	(4)	Built 1997	93.7%	727,698		210,798	516,900	Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore
133.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	98.5%	1,113,156		655,987	457,169	Sears, Kaufmann's, Lazarus
134.	South Park Mall	LA	Shreveport	Fee	100.0%		Built 1975	64.1%	857,546		618,915	238,631	Burlington Coat Factory, Stage, (8)
135.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.6%	1,443,088		847,603	595,485	Macy's, Filene's, Lord & Taylor, Sears

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
136.	Southern Hills Mall (5)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	86.9%	802,014	372,937	429,077	Younkers, Sears, Target, Sheel's Sporting Goods (6)
137.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	95.1%	1,197,708	811,858	385,850	Dillard's, JCPenney, Sears, Kaufmann's
138.	Southgate Mall	AZ	Yuma	Fee	100.0%		Acquired 1988	95.4%	321,574	252,264	69,310	Sears, Dillard's, JCPenney
139.	SouthPark	NC	Charlotte	Fee & Ground Lease (22) (2040)	100.0%		Acquired 2002	86.3%	1,110,342	789,342	321,000	Nordstrom (6), Hecht's, Sears, Belk, Dillard's
140.	Southpark Mall	IL	Moline	Fee	50.0%	(4)	Acquired 1998	87.4%	1,026,536	578,056	448,480	JCPenney, Dillard's (6), Younkers, Sears, Von Maur
141.	SouthRidge Mall (5)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	70.0%	1,002,538	497,806	504,732	Sears, Younkers, JCPenney, Target, (8)
142.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	96.8%	865,290	540,101	325,189	Filene's, Sears, Best Buy, T.J. Maxx N More, Gold's Gym
143.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	94.4%	987,461	631,602	355,859	Sears, JCPenney, Kohl's, Hecht's, Hecht's Home Store, Dick's Sporting Goods (6)
144.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	95.2%	763,440	432,936	330,504	Dillard's Women & Children, Dillard's Mens & Home, Kaufmann's
145.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	88.7%	917,710	575,837	341,873	JCPenney, Mervyn's, Sears, Dillard's Women & Children, Dillard's Mens & Home
146.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.4%	1,289,633	924,045	365,588	Nordstrom, Sears, JCPenney, The Bon Marche, Mervyn's
147.	The Galleria	TX	Houston	Fee	31.5%	(4)	Acquired 2002	85.2%	1,755,997	859,066	896,931	Macy's, Saks Fifth Avenue, Neiman Marcus, Lord & Taylor, Nordstrom (6), Foley's (6)
148.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.4%	859,556	568,373	291,183	L.S. Ayres, JCPenney, Sears, Kohl's, (8)
149.	Town Center at Boca Raton	FL	Boca Raton	Fee	100.0%		Acquired 1998	99.0%	1,555,307	1,061,076	494,231	Lord & Taylor, Saks Fifth Avenue, Bloomingdale's, Sears, Burdines, Nordstrom
150.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0%	(4)	Acquired 1998	97.2%	1,273,108	851,346	421,762	Rich's-Macy's, Parisian, Sears, JCPenney, Rich's-Macy's Furniture
151.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	92.2%	1,201,781	788,281	413,500	Dillard's, JCPenney, Sears, Von Maur
152.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	82.5%	966,017	628,971	337,046	Dillard's Women & Home, Dillard's Mens & Children, Sears, JCPenney, Dick's Sporting Goods (6)

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
153.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	90.4%	871,319	511,372	359,947	Dillard's, Sears, Borders, JCPenney, Burdines
154.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	83.2%	221,982		221,982	—
155.	Tyrone Square	FL	St. Petersburg	Fee	100.0%		Built 1972	98.6%	1,127,993	748,269	379,724	Dillard's, JCPenney, Sears, Borders, Burdines
156.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	74.4%	565,494	412,761	152,733	JCPenney, M.M. Cohn
157.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	87.6%	707,885	478,449	229,436	JCPenney, Sears, McRae's
158.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	99.0%	940,989	622,508	318,481	L.S. Ayres, JCPenney, Sears, Marshall Field's
159.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	89.3%	750,598	479,418	271,180	Lazarus, JCPenney, Sears, Elder-Beerman
160.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	92.9%	657,084	389,781	267,303	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's, Office Max
161.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	94.3%	486,850	307,798	179,052	JCPenney, Belk, Wal-Mart, Peebles
162.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	96.4%	787,311	506,639	280,672	Dillard's, Women, Dillard's Mens, Children & Home, Hecht's, JCPenney, Sears
163.	Walt Whitman Mall	NY	Huntington Station (NYC)	Ground Rent (2012)	100.0%		Acquired 1998	95.0%	1,017,903	742,214	275,689	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
164.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	76.3%	1,140,520	832,326	308,194	L.S. Ayres, Target, Sears, (8)
165.	West Ridge Mall (23)	KS	Topeka	Fee	100.0%		Built 1988	85.9%	1,040,309	716,811	323,498	Dillard's, JCPenney, The Jones Store, Sears, Kansas International Museum
166.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.1%	(4)	Acquired 1991	94.6%	1,327,764	878,311	449,453	Parisian, Dillard's, JCPenney, Proffitt's, Sears
167.	Westchester, The	NY	White Plains (NYC)	Fee	40.0%	(4)	Acquired 1997	99.2%	824,588	349,393	475,195	Neiman Marcus, Nordstrom
168.	Westminster Mall	CA	Westminster	Fee	100.0%		Acquired 1998	92.3%	1,219,552	716,939	502,613	Sears, JCPenney, Robinsons-May, Macy's
169.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	93.4%	950,116	601,708	348,408	Famous Barr, Sears, Bergner's, (8)
170.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	95.9%	1,266,276	761,648	504,628	Goldsmith's, JC Penney, Sears, Dillard's
171.	Woodland Hills Mall	OK	Tulsa	Fee	47.2%	(4)	Acquired 2002	95.4%	1,091,509	709,447	382,062	Foley's, JCPenney, Sears, Dillard's
172.	Woodville Mall (17)	OH	Northwood (Toledo)	Fee	100.0%		Built 1969	63.3%	772,394	518,792	253,602	Sears, Elder-Beerman, Andersons

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The	TX	Austin	Fee	100.0%		Acquired 1998	92.5%	211,082	35,773	175,309	Barnes & Noble, Cheescake Factory
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%		Built 1987	79.8%	604,763	425,886	178,877	Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Circuit City (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%		Built 1951	68.1%	640,541	375,502	265,039	Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx, Steinmart, Sav-A-Lot, (8)
4.	Bridgeview Court	IL	Bridgeview	Fee	100.0%		Built 1988	75.4%	273,678	216,491	57,187	(8)
5.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	38,493	0	38,493	Preston Safeway
6.	Celina Plaza	TX	El Paso	Fee and Ground Lease (22) (2027)	100.0%		Built 1978	100.0%	32,622	23,927	8,695	—
7.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	199,693	199,693	0	Regal Cinema
8.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	66.7%	299,604	219,462	80,142	K-Mart, Petsmart, Michael's, (8)
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (9) (2038)	35.0%	(4)	Built 1993	100.0%	265,499	206,680	58,819	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (9) (2058)	100.0%		Built 1977	75.5%	435,608	290,216	145,392	Best Buy, Old Country Buffet, Burlington Coat, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0%	(4)	Built 1989	97.7%	278,971	201,993	76,978	Cub Foods, Wal-Mart
12.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	94.5%	173,069	60,000	113,069	Marshalls, Kids "R" Us, Toys "R" Us, Bed, Bath & Beyond
13.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	78.7%	188,229	152,451	35,778	Marshalls, Target, Toys "R" Us
14.	Empire East (5)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	91.7%	250,081	192,766	57,315	Kohl's, Target, (8)
15.	Fairfax Court	VA	Fairfax	Fee	26.3%	(4)	Built 1992	100.0%	249,297	168,683	80,614	Burlington Coat Factory, Circuit City Superstore
16.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	98.2%	429,250	325,170	104,080	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
17.	Fox River Plaza (17)	IL	Elgin	Fee	100.0%		Built 1985	0.7%	322,997	276,096	46,901	(8)

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
18.	Gaitway Plaza	FL	Ocala	Fee	23.3%	(4)	Built 1989	83.2%	230,170	148,074	82,096	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	164,104	142,229	21,875	Circuit City, Best Buy, Michael's, Cost Plus World Market
20.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 1989	78.6%	298,125	240,525	57,600	Sears, (8)
21.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	159,931	134,141	25,790	Best Buy, Kohl's
22.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	41.5%	274,230	175,595	98,635	(8)
23.	Grove at Lakeland Square, The	FL	Lakeland	Fee	100.0%		Built 1988	94.0%	215,591	142,317	73,274	Sports Authority
24.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	77.6%	477,986	372,316	105,670	Marshalls, Bed, Bath & Beyond, American Signature Home, Save-Rite, Ross Dress for Less, Office Max, Burlington Coat Factory, (8)
25.	Indian River Commons	FL	Vero Beach	Fee	50.0%	(4)	Built 1997	92.5%	262,881	233,358	29,523	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's (6)
26.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	0	111,518	—
27.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	92.8%	29,140	0	29,140	—
28.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	60.4%	180,463	91,483	88,980	Office Max, Circuit City
29.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	94.0%	215,462	170,789	44,673	Pic 'N Save, Home Owners Buyer's Outlet, (8)
30.	Lake View Plaza	IL	Orland Park	Fee	100.0%		Built 1986	94.5%	371,480	270,628	100,852	Best Buy, Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things, Petco Supplies & Fish, Value City Furniture
31.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.1%	344,693	275,321	69,372	Old Navy, Best Buy, Cost Plus World Market, Linens-N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics, Rooms To Go
32.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	96.5%	206,878	159,584	47,294	Kohl's, Hobby Lobby
33.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	92.9%	161,337	134,935	26,402	Wal-Mart, PetsMart
34.	Mainland Crossing	TX	Texas City	Fee	80.0%	(18)	Built 1991	85.7%	390,987	306,158	84,829	Hobby Lobby, Sam's Club, Wal-Mart

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
35.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	50.0%	(4)	Built 1999	91.3%	440,612	341,503	99,109	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More, American Signature Home
36.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	93,536	29,957	63,579	Best Buy, (8)
37.	Martinsville Plaza	VA	Martinsville	Space Lease (2036)	100.0%		Built 1967	100.0%	102,105	60,000	42,105	Rose's
38.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	38.7%	275,455	230,885	44,570	Dominick's, Michael's Arts & Crafts, Value City, (8)
39.	Memorial Plaza	WI	Sheboygan	Fee	100.0%		Built 1966	97.7%	131,499	103,974	27,525	Office Max, Big Lots
40.	Mounds Mall Cinema (16) (17)	IN	Anderson	Fee	100.0%		Built 1974	0.0%	7,500	7,500	0	—
41.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,651	145,456	27,195	Kohl's, Office Max, Shoe Carnival, T.J. Maxx, Target
42.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	24,912	66,736	Goody's
43.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	75.6%	305,070	190,323	114,747	Minnesota Fabrics, Hobby Lobby, Office Max, Cub Foods, (8)
44.	North Riverside Park Plaza	IL	North Riverside	Fee	100.0%		Built 1977	93.5%	119,608	58,587	61,021	Dominick's
45.	Northland Plaza	OH	Columbus	Fee and Ground Lease (7) (2085)	100.0%		Built 1988	55.3%	209,534	118,304	91,230	Marshalls, Hobby Lobby, (8)
46.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	84.9%	173,397	99,028	74,369	Target, Cinema Grill, (8)
47.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (7) (2039)	100.0%		Built 1968	95.2%	115,024	82,398	32,626	Big Lots, Wal-Mart (20)
48.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0%	(4)	Built 1993	81.5%	334,487	252,179	82,308	Toys "R" Us, Jo-Ann Etc., Kids "R" Us, Comp USA, Linens-N-Things, Party City, Petsmart, (8)
49.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	100.0%	287,526	210,627	76,899	Wal-Mart, Sam's Wholesale, Petsmart
50.	Ridgewood Court	MS	Jackson	Fee	35.0%	(4)	Built 1993	94.8%	240,662	185,939	54,723	T.J. Maxx, Bed, Bath & Beyond, Best Buy, Marshalls, Lifeway Christian Stores, Michael's
51.	Rockaway Convenience Center	NJ	Rockaway (NYC)	Fee	100.0%		Acquired 1998	64.7%	135,689	20,929	114,760	Kids "R" Us, AMCE Grocery, Best Buy (6)

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total	Anchor	Mall & Freestanding	Retail Anchors
52.	Royal Eagle Plaza	FL	Coral Springs	Fee	35.0%	(4)	Built 1989	99.3%	199,125	124,479	74,646	Kmart, Stein Mart
53.	St. Charles Towne Plaza	MD	Waldorf	Fee	100.0%		Built 1987	55.0%	404,988	291,782	113,206	Value City Furniture, T.J. Maxx, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, (8)
54.	Shops at Northeast Mall, The	TX	Hurst	Fee	100.0%		Built 1999	98.9%	364,357	265,382	98,975	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ulta Cosmetics, Best Buy, Zany Brainy
55.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	101,087	98,337	2,750	Circuit City, Hobby-Lobby, The Pep Boys
56.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	59.4%	329,362	281,831	47,531	Marshalls, Target, American Signature Home, (8)
57.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	94,598	85,811	8,787	Best Buy, Barnes & Noble
58.	University Center	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1980	90.1%	150,548	104,359	46,189	Best Buy (6), Michaels
59.	Village Park Plaza	IN	Carmel	Fee	35.0%	(4)	Built 1990	99.2%	545,448	431,018	114,430	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh, Bed, Bath & Beyond, Regal Cinema, (6)
60.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	100.0%	124,536	109,388	15,148	(8)
61.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	50,107	21,500	28,607	(8)
62.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	818,071	501,244	316,827	Super Target, L.A. Fitness, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max, Ashley Furniture
63.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	96.1%	237,755	182,161	55,594	Target, T.J. Maxx, Toys "R" Us, Famous Footwear
64.	West Town Corners	FL	Altamonte Springs	Fee	23.3%	(4)	Built 1989	93.4%	385,037	263,782	121,255	Wal-Mart, Sports Authority, PetsMart, Winn Dixie, American Signature Furniture (6)
65.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	23.3%	(4)	Built 1989	95.6%	163,154	123,548	39,606	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
66.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	97.9%	391,417	275,703	115,714	Kohl's, Kids "R" Us, Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
67.	Willow Knolls Court	IL	Peoria	Fee	35.0%	(4)	Built 1990	74.3%	382,377	309,440	72,937	Kohl's, Sam's Wholesale Club, Willow Knolls Cinema, (8)
68.	Yards Plaza, The	IL	Chicago	Fee	35.0%	(4)	Built 1990	96.7%	272,452	228,813	43,639	Burlington Coat Factory, Value City, Ralphs Food for Less

SIMON PROPERTY GROUP L.P.
PROPERTY TABLE

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Total		Anchor	Mall & Freestanding	Retail Anchors
	OFFICE CENTERS
1.	O'Hare International Center	IL	Rosemont	Fee	100.0%		Built 1988	93.5%	495,579	(34)	0	495,579	—
2.	Riverway	IL	Rosemont	Fee	100.0%		Acquired 1991	79.3%	818,867	(35)	0	818,867	—
	MIXED-USE CENTERS
1.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.4%	1,214,279	(36)	104,332	1,109,947	Neiman Marcus
2.	Fashion Centre at Pentagon City, The	VA	Arlington	Fee	42.5%	(4)	Built 1989	99.7%	991,570	(37)	472,729	518,841	Macy's, Nordstrom
3.	New Orleans Centre/CNG Tower	LA	New Orleans	Fee and Ground Lease (2084)	100.0%		Built 1988	76.2%	1,031,051	(38)	331,831	699,220	Macy's, Lord & Taylor

	Total Portfolio								184,541,587		113,982,094	70,559,493

	PROPERTIES UNDER CONSTRUCTION
1.	Chicago Premium Outlets	IL	Aurora		50.0%	(24)							—
2.	Lakeline Village	TX	Austin		100.0%	(25)							—
3.	Las Vegas Premium Outlets	NV	Las Vegas		50.0%	(26)							Polo Ralph Lauren, Liz Claiborne, Nike, Adidas, Tommy Hilfiger, Timberland, Barney's New York, Mikasa, Brooks Brothers
4.	Rockaway Town Court	NJ	Rockaway		100.0%	(27)							Linens-N-Things, Borders Books, Michael's Arts & Crafts

(Footnotes on following page)

(Footnotes for preceding page)

(1)
The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, the lessee has either a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

(2)
The Operating Partnership's direct and indirect interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the Operating Partnership.

(3)
Includes mall and freestanding stores for Regional Malls and the retail portion of the Mixed-Use Centers. Includes all owned units for Community Centers, Office Properties and the office portion of Mixed-Use Centers.

(4)
Joint Venture Properties accounted for under the equity method.

(5)
This Property is managed by a third party.

(6)
Indicates anchor is currently under construction or in predevelopment.

(7)
Indicates ground lease covers less than 15% of the acreage of this Property.

(8)
Indicates vacant anchor space(s).

(9)
Indicates ground lease(s) cover(s) less than 50% of the acreage of the Property.

(10)
On January 16, 2003, Federated Department Stores, Inc. announced its intent to close Lazarus at Lafayette Square Mall and College Mall.

(11)
The Operating Partnership owns 60% of the original phase of this Property and 55% of phase II. Subsequent to December 31, 2002, our limited partner in this property initiated the buy/sell provision of the partnership agreement. On March 14, 2003 we purchased this interest so our ownership is now 100%.

(12)
This retailer operates multiple stores at this Property.

(13)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(14)
The Operating Partnership is entitled to 50% of the economic benefits of this Property due to a partner preference.

(15)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(16)
This Property was sold on January 9, 2003.

(17)
These properties are classified as assets held for sale as of December 31, 2002. See Note 4 in the Notes to Financial Statements in this Form 10-K.

(18)
The Operating Partnership receives substantially all of the economic benefit of these Properties due to a partner preference.

(19)
The Operating Partnership owns a mortgage note for Pheasant Lane Mall which entitles it to 100% of the economics of this property.

(20)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(21)
Goldsmith's at Raleigh Springs Mall and Stein Mart at Richardson Square are scheduled to close in the Spring 2003.

(22)
Indicates ground lease covers outparcel only.

(23)
Includes outlots in which the Operating Partnership has an 85% interest and which represent less than 3% of the GLA and total annualized base rent for the Property.

(24)
Chicago Premium Outlets is scheduled to open during the second quarter of 2004.

(25)
Lakeline Village is sheduled to open during October 2003.

(26)
Las Vegas Premium Outlets is scheduled to open during August 2003.

(27)
Rockaway Town Court is scheduled to open during September 2003.

(28)
Arsenal Mall consists primarily of retail space with approximately 106,000 square feet of office space.

(29)
The Fashion Mall at Keystone at the Crossing consists primarily of retail space with approximately 30,000 square feet of office space.

(30)
Greendale Mall consists primarily of retail space with approximately 120,000 square feet of office space.

(31)
Menlo Park Mall consists primarily of retail space with approximately 44,000 square feet of office space.

(32)
Oak Court Mall consists primarily of retail space with approximately 130,000 square feet of office space.

(33)
River Oaks Center consists primarily of retail space with approximately 109,000 square feet of office space.

(34)
O'Hare International Center consists of primarily office space with approximately 13,000 square feet of retail space.

(35)
Riverway consists primarily of office space with approximately 24,000 square feet of retail space.

(36)
Copley Place consists of office space with approximately 367,000 square feet of retail space.

(37)
The Fashion Centre at Pentagon City consists primarily of retail space with approximately 169,000 square feet of office space.

(38)
New Orleans Centre/CNG Tower consists of retail space with approximately 563,000 square feet of office space.

  Land Held for Development

            We have direct or indirect ownership interests in four parcels of land held for future development, containing an aggregate of approximately 422 acres located in three states. In addition, we have an indirect interest through the Management Company in one parcel of land totaling 109 acres, which was previously held for development, but is now held for sale.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property-related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2002
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$30,097		$2,216		10/10/12
Arboretum	2.88	% (1)	34,000		979	(2)	12/01/03
Arsenal Mall — 1	6.75%		33,428		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,929		286		05/05/16
Battlefield Mall — 1	7.50%		43,597		4,765		12/31/03
Battlefield Mall — 2	6.81%		42,944		3,524		12/31/03
Biltmore Square	7.95%		26,000		2,067	(2)	12/11/10	(36)
Bloomingdale Court	7.78%		29,026	(4)	2,578		10/01/09
Bowie Mall	2.88	% (1)	52,605		1,515	(2)	12/14/05	(3)
Brunswick Square	2.88	% (1)	45,000		1,296	(2)	06/12/05	(3)
Century III Mall	6.20%		88,844	(10)	6,541		10/10/12
Chesapeake Center	8.44%		6,563	(38)	554	(2)	05/15/15
Chesapeake Square	4.13	% (13)	47,000		1,941	(2)	07/01/06	(3)
Cielo Vista Mall — 1	9.38%		52,026	(5)	5,828		05/01/07
Cielo Vista Mall — 2	8.13%		975		376		11/01/05
Cielo Vista Mall — 3	6.76%		37,157	(5)	3,039		05/01/07
CMBS Loan — Fixed (encumbers 7 Properties)	7.31%		173,693	(6)	14,059		12/15/04	(36)
CMBS Loan — Variable (encumbers 7 Properties)	6.20	% (7)	49,112	(6)	1,801		12/15/04	(36)
College Mall — 1	7.00%		38,282	(8)	3,908		01/01/09
College Mall — 2	6.76%		11,447	(8)	935		01/01/09
Copley Place	7.44%		183,537		16,266		08/01/07
Coral Square	8.00%		89,855		8,065		10/01/10
Crossroads Mall	6.20%		44,622		3,285		10/10/12
Crystal River	7.63%		16,018		1,385		11/11/10	(36)
Forest Mall	6.20%		17,869	(11)	1,316		10/10/12
Forest Plaza	7.78%		15,920	(4)	1,414		10/01/09
Forum Phase I — Class A-1	7.13%		46,996		3,348	(2)	05/15/04
Forum Phase I — Class A-2	6.19	% (12)	44,386		2,747	(2)	05/15/04
Forum Phase II — Class A-1	7.13%		43,004		3,064	(2)	05/15/04
Forum Phase II — Class A-2	6.19	% (12)	40,614		2,514	(2)	05/15/04
Greenwood Park Mall — 1	7.00%		32,063	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		59,143	(8)	4,831		01/01/09
Grove at Lakeland Square, The	8.44%		3,750	(38)	317	(2)	05/15/15
Gulf View Square	8.25%		35,050		3,652		10/01/06
Highland Lakes Center	6.20%		16,471	(10)	1,213		10/10/12
Ingram Park Mall	6.99%		83,273	(29)	6,724		08/11/11
Jefferson Valley Mall	2.63	% (1)	60,000		1,578	(2)	01/11/04	(3)
Keystone at the Crossing	7.85%		61,373		5,642		07/01/27
Knoxville Center	6.99%		63,059	(29)	5,092		08/11/11
Lake View Plaza	7.78%		21,163	(4)	1,880		10/01/09
Lakeline Mall	7.65%		69,563		6,300		05/01/07
Lakeline Plaza	7.78%		23,202	(4)	2,061		10/01/09
Lincoln Crossing	7.78%		3,204	(4)	285		10/01/09
Longview Mall	6.20%		33,441	(10)	2,462		10/10/12
Markland Mall	6.20%		23,659	(11)	1,742		10/10/12
Matteson Plaza	7.78%		9,319	(4)	828		10/01/09
McCain Mall — 1	9.38%		24,293	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		17,151	(5)	1,402		05/01/07
Melbourne Square	7.42%		37,228		3,374		02/01/05
Midland Park Mall	6.20%		34,540	(11)	2,543		10/10/12
Muncie Plaza	7.78%		8,057	(4)	716		10/01/09

North East Mall	2.76	% (1)	140,000		3,857	(2)	05/21/04	(3)
Northlake Mall	6.99%		72,746	(29)	5,874		08/11/11
Paddock Mall	8.25%		27,876		2,905		10/01/06
Palm Beach Mall	6.20%		55,253		4,068		10/10/12
Penn Square Mall	7.03%		72,208		6,003		03/01/09	(36)
Port Charlotte Town Center	7.98%		53,250		4,249	(2)	12/11/10	(36)
Raleigh Springs Mall	3.80	% (37)	11,000		418	(2)	12/09/05
Regency Plaza	7.78%		4,368	(4)	388		10/01/09
Richmond Towne Square	6.20%		48,515	(11)	3,572		10/10/12
Riverway	2.53	% (18)	110,000		2,783	(2)	10/01/06	(3)
Shops @ Mission Viejo	2.43	% (1)	151,299		3,677	(2)	09/14/03
St. Charles Towne Plaza	7.78%		27,958	(4)	2,483		10/01/09
Sunland Park Mall	8.63	% (14)	37,766		3,773		01/01/26
Tacoma Mall	7.00%		133,391		10,778		09/28/11
Terrace at Florida Mall, The	8.44%		4,688	(38)	396	(2)	05/15/15
Tippecanoe Mall — 1	8.45%		42,752		4,647		01/01/05
Tippecanoe Mall — 2	6.81%		15,269		1,253		01/01/05
Towne East Square — 1	7.00%		50,612	(8)	5,167		01/01/09
Towne East Square — 2	6.81%		23,857	(8)	1,958		01/01/09
Towne West Square	6.99%		54,509	(29)	4,402		08/11/11
Treasure Coast Square — 1	7.42%		50,254		3,729	(2)	01/01/06
Treasure Coast Square — 2	8.06%		11,736		946	(2)	01/01/06
Trolley Square	9.03%		29,336		2,880		08/01/10	(36)
University Park Mall	7.43%		59,365		4,958		10/01/07
Valle Vista Mall — 1	9.38%		32,175	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,626	(5)	626		05/01/07
Waterford Lakes	2.78	% (1)	68,000		1,890	(2)	08/16/04	(3)
West Ridge Plaza	7.78%		5,631	(4)	500		10/01/09
White Oaks Mall	2.48	% (1)	48,563		1,204	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		17,183	(4)	1,526		10/01/09
Wolfchase Galleria	7.80%		75,496		6,911		06/30/07

Total Consolidated Secured Indebtedness			$3,648,230
Unsecured Indebtedness:
Simon Property Group, LP:
Medium Term Notes — 1	7.13%		$100,000		$7,125	(15)	06/24/05
Medium Term Notes — 2	7.13%		180,000		12,825	(15)	09/20/07
Putable Asset Trust Securities	6.75%		100,000		6,750	(15)	11/15/03	(35)
Simon ERE Facility — Swap component	7.75	% (23)	28,200		2,186	(2)	07/31/03
Simon ERE Facility — Variable component	3.50	% (24)	30,878		1,080	(2)	07/31/03
SPG, L.P. Unsecured Term Loan — 4	2.03	% (1)	150,000		3,045	(2)	02/28/04	(3)
Unsecured Notes — 1	6.88%		250,000		17,188	(15)	11/15/06
Unsecured Notes — 2A	6.75%		100,000		6,750	(15)	07/15/04
Unsecured Notes — 2B	7.00%		150,000		10,500	(15)	07/15/09
Unsecured Notes — 3	6.88%		150,000		10,313	(15)	10/27/05
Unsecured Notes — 4A	6.63%		375,000		24,844	(15)	06/15/03
Unsecured Notes — 4B	6.75%		300,000		20,250	(15)	06/15/05
Unsecured Notes — 4C	7.38%		200,000		14,750	(15)	06/15/18
Unsecured Notes — 5A	6.75%		300,000		20,250	(15)	02/09/04
Unsecured Notes — 5B	7.13%		300,000		21,375	(15)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(15)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(15)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(15)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(15)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(15)	08/28/08

SPG, L.P. Unsecured Term Loan — 3	2.18	% (1)	65,000		1,417	(2)	03/15/04	(3)
Unsecured Revolving Credit Facility	2.03	% (16)	308,000		6,252	(2)	04/16/06	(3)
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(15)	06/15/08	(17)

			5,037,078
Shopping Center Associates, subsidiary:
Unsecured Notes — SCA 1	6.75%		150,000		10,125	(15)	01/15/04
Unsecured Notes — SCA 2	7.63%		110,000		8,388	(15)	05/15/05

			260,000
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 2	7.05%		100,000		7,050	(15)	04/01/03
Unsecured Notes — CPI 3	7.75%		150,000		11,625	(15)	08/15/04
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(15)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(15)	03/15/16

			575,000

Total Consolidated Unsecured Indebtedness			$5,872,078

Total Consolidated Indebtedness at Face Amounts			$9,520,308
Fair Value Interest Rate Swaps			8,614	(33)
Net Premium on Indebtedness			17,159

Total Consolidated Indebtedness			$9,546,081	(28)

Joint Venture Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Apple Blossom Mall	7.99%		$39,952		$3,607		09/10/09
Atrium at Chestnut Hill	6.89%		48,333		3,880		03/11/11	(36)
Auburn Mall	7.99%		46,772		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	8.36%		54,254		5,553		05/15/03
Cape Cod Mall	6.80%		98,302		7,821		03/11/11
Circle Centre Mall — 1	1.82	% (19)	60,000		1,092	(2)	01/31/04	(3)
Circle Centre Mall — 2	2.88	% (20)	7,500		216	(2)	01/31/04	(3)
CMBS Loan — 1 Fixed (encumbers 13 Properties)	7.41%		300,000	(21)	22,229	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	1.88%		184,500	(21)	3,462	(2)	05/15/03
CMBS Loan — 2 Fixed (encumbers 13 Properties)	8.13%		57,100	(21)	4,643	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	1.75%		81,400	(21)	1,424	(2)	05/15/06
Cobblestone Court	7.64%		6,179	(22)	472	(2)	01/01/06
Crystal Court	7.64%		4,045	(22)	309	(2)	01/01/06
Crystal Mall	5.62%		105,659		7,319		09/11/12	(36)
Dadeland Mall	6.75%		198,346		15,566		02/11/12	(36)
Emerald Square Mall — 1	2.68	% (9)	129,400		3,468	(2)	04/01/05	(3)
Emerald Square Mall — 2	4.43	% (27)	15,600		691	(2)	04/01/05	(3)
European Retail Enterprises — Fixed	6.52%		62,906		8,782		08/27/11
European Retail Enterprises — Variable	4.83	% (34)	63,350		6,973		03/11/10
Fairfax Court	7.64%		10,319	(22)	788	(2)	01/01/06
Fashion Centre Pentagon Retail	6.63%		164,895		12,838		09/11/11	(36)
Fashion Centre Pentagon Office	2.88	% (1)	33,000		950	(2)	09/10/04	(3)
Fashion Valley Mall — 1	6.49%		168,477		13,255		10/11/08	(36)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(36)
Florida Mall, The	7.55%		265,480		22,766		12/10/10

Gaitway Plaza	7.64%		7,349	(22)	561	(2)	01/01/06
Great Northeast Plaza	9.04%		16,970		1,744		06/01/06
Greendale Mall	8.23%		41,079		3,779		12/10/06
Gwinnett Place — 1	7.54%		37,980		3,412		04/01/07
Gwinnett Place — 2	7.25%		83,531		7,070		04/01/07
Highland Mall	6.83%		70,107		5,571		07/11/11
Houston Galleria — 1	7.93%		219,688		19,684		12/01/05	(36)
Houston Galleria — 2	3.13	% (1)	51,351		1,607	(2)	06/25/07	(3)
Indian River Commons	7.58%		8,226		710		11/01/04
Indian River Mall	7.58%		45,643		3,941		11/01/04
Liberty Tree Mall	2.88	% (1)	45,221		2,242		10/01/03
Mall at Rockingham	7.88%		97,960		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,843		1,396		02/02/10
Mall of America	1.91	% (25)	312,000		5,974	(2)	03/10/05	(3)
Mall of Georgia	7.09%		200,000		14,180	(2)	07/01/10
Mall of Georgia Crossing	7.25%		33,771		2,824		06/09/06
Mall of New Hampshire — 1	6.96%		101,614		8,345		10/01/08	(36)
Mall of New Hampshire — 2	8.53%		8,305		786		10/01/08
Metrocenter	8.45%		29,350		3,031		02/28/08
Miami International Mall	6.91%		43,976		3,758		12/21/03
Montreal Forum	4.78	% (26)	35,526		1,698	(2)	08/08/06	(3)
Northfield Square	3.88	% (30)	37,000		1,436	(2)	04/30/05	(3)
Northshore Mall	9.05%		161,000		14,571	(2)	05/14/04
Plaza at Buckland Hills, The	7.64%		17,679	(22)	1,351	(2)	01/01/06
Ridgewood Court	7.64%		7,979	(22)	610	(2)	01/01/06
River Ridge Mall	8.05%		22,952		2,353		01/01/07
Royal Eagle Plaza	7.64%		7,920	(22)	605	(2)	01/01/06
Seminole Towne Center	3.88	% (31)	70,131		3,484		07/01/05	(3)
Shops at Sunset Place, The	4.38	% (1)	96,754		4,238	(2)	10/15/04	(3)
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	7.83%		92,788		8,564		02/01/04
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Square One	6.73%		94,335		7,380		03/11/12
Town Center at Cobb — 1	7.54%		48,389		4,347		04/01/07
Town Center at Cobb — 2	7.25%		63,570		5,381		04/01/07
Village Park Plaza	7.64%		8,483	(22)	648	(2)	01/01/06
West Town Corners	7.64%		10,329	(22)	789	(2)	01/01/06
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(36)
Westchester, The — 1	8.74%		146,458		14,478		09/01/05
Westchester, The — 2	7.20%		51,865		4,399		09/01/05
Westland Park Plaza	7.64%		4,950	(22)	378	(2)	01/01/06
Willow Knolls Court	7.64%		6,489	(22)	496	(2)	01/01/06
Woodland Hills Mall	7.00%		86,338		7,185		01/01/09	(36)
Yards Plaza, The	7.64%		8,270	(22)	632	(2)	01/01/06

Total Joint Venture Secured Indebtedness at Face Amounts			$5,298,062
Net Premium on Indebtedness			$8,403

Total Joint Venture Indebtedness			$5,306,465	(32)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 65 bps to 305 bps. LIBOR as of December 31, 2002 was 1.38%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(5)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(6)
Secured by cross-collateralized and cross-defaulted mortgages encumbering seven of the Properties (Bay Park Square, Boardman Plaza, Cheltenham Square, De Soto Square, Upper Valley Mall, Washington Square, and West Ridge Mall).

(7)
LIBOR + 0.405%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.200%.

(8)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(9)
LIBOR + 1.300% with LIBOR capped at 7.700%.

(10)
Loans secured by these three Properties are cross-collateralized.

(11)
Loans secured by these four Properties are cross-collateralized.

(12)
LIBOR + 0.300%, through an interest rate protection agreement is effectively fixed at an all-in-one rate of 6.190%.

(13)
LIBOR + 2.750%, with LIBOR capped at 6.500%.

(14)
Lender also participates in a percentage of certain gross receipts above a specified base.

(15)
Requires semi-annual payments of interest only.

(16)
$1,250,000 Credit Facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $49,927 of this indebtedness to 11.530% and 16.765%, respectively. As of 12/31/2002, $918,349 was available after outstanding borrowings and letters of credit.

(17)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 15, 2008.

(18)
LIBOR + 1.150% with LIBOR capped at 8.100%.

(19)
LIBOR + 0.440%, with LIBOR capped at 8.810% through maturity.

(20)
LIBOR + 1.500%, with LIBOR capped at 7.750% through maturity.

(21)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 10.980%, 11.670% and 11.830% respectively.

(22)
Loans secured by these twelve Properties are cross-collateralized and cross-defaulted.

(23)
EURIBOR + 0.600% with EURIBOR swapped to effectively fix all-in-rate at 7.750%.

(24)
EURIBOR + 0.600%.

(25)
LIBOR + 0.5348%, with LIBOR capped at 8.7157%.

(26)
Canadian Prime + 3%.

(27)
LIBOR + 3.050%, with LIBOR capped at 7.950%.

(28)
Our share of consolidated indebtedness was $9,395,491.

(29)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(30)
LIBOR + 2.500% capped at 10.98%.

(31)
LIBOR + 2.500% capped at 8.000%.

(32)
Our share of joint venture indebtedness was $2,279,609.

(33)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(34)
EURIBOR + 1.9356%

(35)
The Putable Asset Trust Securities have an actual maturity of November 15, 2010, but are subject to mandatory tender on November 15, 2003.

(36)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 15-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in each loan agreement.

(37)
LIBOR + 2.000%, with LIBOR floor at 1.800%.

(38)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

Item 3.    Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant only in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. The parties are currently filing pretrial motions and no trial date has been set. Given that the case is still in the pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations. In connection with the financing, the Operating Partnership agreed to indemnify the mortgage loan lenders and other nonparties to the litigation for certain costs, including litigation expenses and damages.

            On December 5, 2002, Simon Property commenced litigation in the United States District Court for the Eastern District of Michigan (the "Court") against Taubman Centers, its Board of Directors and certain members of the Taubman family. In that action, Simon Property broadly alleges that the Board of Directors has breached, and continues to breach, its fiduciary duties by failing to consider the offer on the merits, and that the Taubman family should be prevented from voting its Series B Preferred Stock which Simon Property contends was wrongfully obtained by the Taubman family without a shareholder vote and in violation of Michigan law. Simon Property filed a first amended complaint and a second amended complaint on December 30, 2002 and February 5, 2003, respectively. The initial complaint and each amended complaint has been filed with the Commission as an exhibit to the Tender Offer Statement on Schedule TO. On January 22, 2003, the Court issued an opinion and order denying in part, and granting in part, Taubman Centers' and the other defendants' motion to dismiss Count I of Simon Property's complaint, as amended. The Court held that while the issuance in 1998 of the Series B Preferred Stock by Taubman Centers to the Taubman family did not violate Michigan law, the Taubman family's purported blocking position in Taubman Centers may be challenged by Simon Property. Simon Property filed a motion for preliminary injunction and the Court held a hearing on that motion on March 21, 2003. At that hearing, Simon Property argued that, among other things, the Taubman family's "group" voting power was obtained in violation of Michigan law, that the Taubman family's Series B Preferred Stock was improperly acquired in breach of fiduciary duties owed to Taubman Centers' public shareholders and that the Taubman Centers' Board of Directors has breached, and is continuing to breach, its fiduciary duties to the Taubman Centers' public shareholders.

            We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5.    Market for the Registrant and Related Unitholder Matters

  Market Information

            There is no established public trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on the units:

Declared Distribution
2002
1st Quarter	$0.525
2nd Quarter	$0.55
3rd Quarter	$0.55
4th Quarter	$0.55
2001
1st Quarter	$0.505
2nd Quarter	$0.525
3rd Quarter	$0.525
4th Quarter	$0.525

  Holders

            The number of holders of units was 264 as of February 18, 2003.

  Distributions

            We make distributions to Simon Property in order to maintain Simon Property's REIT status under the Internal Revenue Code. To maintain its status as a REIT, Simon Property is required each year to distribute to its shareholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined by the Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

  Unregistered Sales of Equity Securities

            We did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended, during the fourth quarter of 2002.

Item 6.    Selected Financial Data

            The following tables set forth selected financial data for the Operating Partnership. The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. Other data we believe is important in understanding trends in the Operating Partnership's business is also included in the tables.

	As of or for the Year Ended December 31,
	2002(1)	2001	2000(1)	1999(1)	1998(1)
	(in thousands, except per unit data)
OPERATING DATA:
Total revenue	$2,171,760	$2,033,310	$2,000,711	$1,880,235	$1,400,189
Income before extraordinary items and cumulative effect of accounting change	543,809	281,033	353,358	297,843	233,256
Net income available for unitholders	$482,575	$202,051	$262,988	$221,815	$198,931
BASIC EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$1.93	$0.87	$1.16	$0.98	$1.01
Extraordinary items	.06	—	—	(0.03)	0.04
Cumulative effect of accounting change	—	(0.01)	(0.05)	—	—

Net income	$1.99	$0.86	$1.11	$0.95	$1.05

Weighted average units outstanding	242,041	235,750	236,536	232,569	189,082
DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$1.93	$0.87	$1.16	$0.98	$1.01
Extraordinary items	.06	—	—	(0.03)	0.04
Cumulative effect of accounting change	—	(0.01)	(0.05)	—	—

Net income	$1.99	$0.86	$1.11	$0.95	$1.05

Diluted weighted average units outstanding	243,631	236,109	236,635	232,706	189,440
Distributions per unit (2)	$2.175	$2.08	$2.02	$2.02	$2.02
BALANCE SHEET DATA:
Cash and cash equivalents	$390,644	$252,172	$209,755	$153,743	$124,466
Total assets	14,741,116	13,644,246	13,758,826	14,046,727	13,112,916
Mortgages and other indebtedness	9,546,081	8,841,378	8,728,582	8,768,841	7,972,381
Partners' equity	$4,328,196	$4,023,426	$4,302,401	$4,553,237	$4,587,801
OTHER DATA:
Cash flow provided by (used in): (4)
Operating activities	$880,279	$852,212	$740,780	$652,904	$553,181
Investing activities	(784,495)	(342,085)	(144,167)	(643,437)	(2,128,374)
Financing activities	42,688	(467,710)	(540,601)	19,810	1,589,960
Ratio of Earnings to Fixed Charges (3)	1.81x	1.47x	1.53x	1.50x	1.56x

Notes

(1)
On May 3, 2002, we jointly acquired Rodamco North America N.V. In 1999, we acquired the assets of New England Development Company. In 1998, Simon Property merged with Corporate Property Investors, Inc. In the accompanying financial statements, Note 2 describes the basis of presentation and Note 4 describes acquisitions and disposals

(2)
Represents distributions declared per period.

(3)
In 2002, includes $160.9 million of gains on sales of assets, net, which increased the ratio by 0.23x. In 2001, includes a $47,000 impairment charge (see Note 4 to the accompanying financial statements in Part IV of this Form 10-K) and this charge decreased the ratio by 0.07x. In 1999, includes a $12,000 unusual loss (see Note 11 to the accompanying financial statements) and a total of $12,290 of asset write-downs. These items decreased the ratio by 0.03x in 1999.

(4)
Certain reclassifications have been made to prior period cash flow information to conform to the current year presentation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of REIT status, the availability of financing, and changes in market rates of interest. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

            Simon Property Group, L.P. (the "Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"), a Delaware corporation. Simon Property is a self-administered and self-managed real estate investment trust ("REIT"). In this discussion, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2002, we owned or held an interest in 245 income-producing properties in the United States, which consisted of 172 regional malls, 68 community shopping centers, and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in other real estate assets and ownership interests in eight retail real estate properties operating in Europe and Canada. Leases from retail tenants generate the majority of our revenues including:

  •
  Base minimum rents and cart and kiosk rentals,

  •
  Overage and percentage rents based on tenants' sales volume, and

  •
  Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            We also generate revenues due to our size and tenant relationships from:

  •
  Simon Brand Ventures ("Simon Brand") pursues mall marketing initiatives, including the sale of gift certificates and gift cards. We launched our Simon Visa Gift Card test at four malls in the fall of 2001 and extended the program to 43 additional malls in August 2002. We plan to complete the roll-out to other regional malls in 2003. The gift card program will eventually replace our existing paper certificates.

  •
  Simon Brand also forms consumer focused strategic corporate alliances

  •
  Simon Business Network ("Simon Business") offers property operating services to our tenants and others resulting from its relationships with vendors.

            Our affiliate, M.S. Management Associates, Inc. (the "Management Company"), provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company reinsure the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiaries' limits. As of December 31, 2002, we owned voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock was owned by three Simon family members. Our ownership interest and our note receivable from the Management Company entitled us to approximately 98% of the after-tax economic benefits of the Management Company's operations. As of December 31, 2002, we accounted for our investment in the Management Company using the equity method of accounting. As explained below, effective January 1, 2003, we acquired the remaining equity interests in the Management Company.

Structural Simplification

            As noted above, on January 1, 2003, we acquired all of the remaining equity interests of the Management Company from three Simon family members for a total purchase price of $425,000, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was unanimously approved by the Simon Property independent directors. As a result, the Management Company is now a wholly owned consolidated taxable REIT subsidiary ("TRS").

Operational Overview

            Our core regional mall business continued to perform well in 2002 and grew as a result of strong operating fundamentals, the lower interest rate environment, and the Rodamco acquisition. We increased our regional mall occupancy 80 basis points to 92.7% as of December 31, 2002 from 91.9% as of December 31, 2001. Our regional mall average base rents increased 4.7% to $30.66 per square foot ("psf") from $29.28 psf. In addition, we maintained strong regional mall leasing spreads of $7.71 psf in 2002 that increased from $5.78 psf in 2001. The regional mall leasing spread for 2002 includes new store leases signed at an average of $40.31 psf initial base rents as compared to $32.60 psf for store leases terminating or expiring in the same period. Regional mall comparable sales psf increased 2.0% to $391 psf in 2002 from $383 psf in 2001 despite the weak overall economy.

            We grew our business by expanding our Portfolio with the Rodamco acquisition of nine new Properties and the purchase of the remaining ownership interest in Copley Place. We acquired our initial ownership interest in Copley Place as part of the Rodamco acquisition. These acquisitions added $99.4 million to our 2002 consolidated total revenues, $37.1 million to our 2002 consolidated operating income, and $8.9 million to our 2002 income from unconsolidated entities.

            The positive impact of our acquisitions was partially offset by the impact of the sale of our joint venture interests in Orlando Premium Outlets and the five Mills Properties. These sales generated net proceeds of $219.0 million and total gains of $169.6 million, which include proceeds and gains realized by the Management Company. We also disposed of seven of our nine assets held for sale as of December 31, 2001 and two other non-core Properties that were no longer consistent with our ownership strategy.

            Simon Property contributed $321.4 million, resulting from its public stock offering on July 1, 2002, to us in exchange for 9,000,000 units. Simon Property issued the stock partially to meet the needs of index funds after its addition to the S&P 500 Index, as well as to permanently finance a portion of the Rodamco acquisition.

            Finally, we took advantage of favorable long-term interest rates to issue $500.0 million of unsecured notes at a weighted average interest rate of 6.06% with terms of 6 and 10 years. We used a portion of these proceeds in August 2002 to permanently finance the remaining portion of the Rodamco acquisition. In addition, we issued $394.0 million of mortgage debt collateralized by ten Properties at 6.20% with a term of ten years to pay-off existing mortgage loans. Combined with our other financing activities, our overall weighted average interest rate as of December 31, 2002 decreased 27 basis points from December 31, 2001.

            We expect our overall Portfolio performance will be stable in 2003 as we expect to maintain similar leasing spreads, maintain or increase occupancy, and increase average base rents psf.

            The Portfolio data as discussed in the operational overview above includes some of the key operating statistics for our regional malls that we believe are necessary to understand our business. These statistics include the impact of the Rodamco acquisition. The Portfolio data includes occupancy, average base rents psf, leasing spreads, and comparable sales psf. Operating statistics give effect to newly acquired Properties beginning in the year of acquisition and do not include those Properties located outside of the United States.

Significant Accounting Policies

            Our significant accounting policies are described in detail in Note 3 of the Notes to Financial Statements. The following briefly describes those accounting policies that we believe are most critical to understanding our business:

  •
  Minimum rent revenues are accrued on a straight-line basis over the terms of the respective leases. We receive reimbursements from tenants for our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures. Reimbursements from tenants for recoverable portions of these expenditures are accrued as revenue in the period the applicable expenditures are incurred. We recognize any differences between the estimated and actual amounts in the subsequent year.

  •
  In order to maintain Simon Property's status as a REIT, Simon Property is required to distribute 90% of its taxable income in any given year and meet certain asset and income tests in addition to other requirements. We monitor our business and transactions that may potentially impact Simon Property's REIT status. If Simon Property fails to maintain its REIT status, then it would be required to pay federal income taxes at regular corporate income tax rates for a period of four years before it could reapply for REIT status.

  •
  We review investment properties for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstance include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the Property. We recognize an impairment of investment property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the Property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the Property over its estimated fair value. We may decide to sell Properties that are held for use. The sales prices of these Properties may differ from their carrying values.

  •
  Income from unconsolidated entities is recognized under the equity method of accounting based upon our economic ownership in the unconsolidated entities after considering partner preferences.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results of operations for the periods ended December 31, 2002 versus December 31, 2001:

  •
  On May 3, 2002, we completed the Rodamco acquisition which added five newly consolidated Properties.

  •
  On July 19, 2002, we acquired the remaining ownership interest in Copley Place that resulted in our consolidation of this Property. Our initial joint venture partnership interest was acquired as part of the Rodamco acquisition.

  •
  During 2002, we sold seven of the nine assets that were held for sale as of December 31, 2001. We also sold two other non-core assets in the fourth quarter of 2002.

  •
  In 2001, we completed the construction of Bowie Towne Center that opened in October 2001 and we sold Century Consumer Mall, Golden Ring Mall and Rockaway office building in the first quarter 2001.

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  The May 2002 Rodamco acquisition, which added six new joint venture partnership interests during the period, including our initial interest in Copley Place.

  •
  The October 2001 acquisition of a 50% ownership interest in Fashion Valley Mall.

  •
  The April 2002 sale of our interest in Orlando Premium Outlets

  •
  The May 2002 sale of our interests in five Mills Properties.

            For the purposes of the following comparison between the years ended December 31, 2002 and December 31, 2001, the above transactions are referred to as the "Property Transactions". Consolidated Property transactions are referred to in our discussion of the components of operating income. Unconsolidated entity Property Transactions are referred to in the income from unconsolidated entities discussion. In the following discussion of our results of operations, "comparable" refers to Properties open and operating throughout both 2002 and 2001.

  Year Ended December 30, 2002 vs. Year Ended December 30, 2001

            Total minimum rents, excluding rents from Simon Brand and Simon Business initiatives, increased $63.9 million. The net effect of the Property Transactions increased these rents $49.0 million. Comparable rents increased $14.9 million during the period including a $21.0 million increase in base rents due to increased occupancy, leasing space at higher rents, and renting unoccupied in-line space and kiosks to temporary tenants. The change in comparable rents also is net of a decrease in straight-line rent income of $6.2 million. Total other income, excluding Simon Brand and Simon Business initiatives, increased $13.1 million. This increase includes the net $1.9 million increase in other income from the Property Transactions and a $21.9 million increase in outlot land parcel sales at comparable Properties. In addition, the increase includes the impact of our hedges of the Rodamco acquisition, which positively impacted operating income by $7.1 million during the period ($7.8 million is included in other income and $0.7 million of expense is included in other expenses). These increases were offset by $5.7 million in fee income recorded in 2001 associated with services provided to the Management Company in connection with the right to designate persons or entities to whom the Montgomery Ward LLC real estate assets were to be sold (the "Kimsward transaction"). Also offsetting these increases was a $4.1 million decrease in lease settlements and a $3.6 million decrease in interest income due to the lower interest rate environment.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $9.8 million to $83.9 million from $74.1 million. This increase includes the net $4.1 million increase from the Property Transactions primarily from parking services acquired. The increase also includes the $8.6 million of revenue, net, resulting from the settlement with Enron Corporation which was partially offset by a $5.6 million contract cash termination payment recognized in 2001. The contract cash termination payment was received to terminate a provision within the overall Enron contract that eliminated our right to invest in and participate in savings from the contractor's installation of energy efficient capital equipment. The increase in our recovery revenues of $52.2 million resulted from the Property Transactions and increased recoverable expenditures including increased insurance costs and utility expenditures. The increased insurance costs are due to increased premiums for terrorism and general liability insurance. Utility expenses increased primarily due to the loss of our energy contract with Enron. Future increases, if any, in these expenses are expected to be recoverable from tenants. These expense increases were partially offset by decreased repairs and maintenance and advertising and promotional expenditures.

            Depreciation and amortization expense increased $26.4 million primarily from the increase in depreciation expense from the Property Transactions. In 2001, we recorded an impairment charge of $47.0 million to adjust the nine assets held for sale to their estimated fair value. Other expenses were relatively flat year over year. These expenses include $4.0 million of expense in 2002 related to litigation settlements and $2.7 million from the write-off of our last remaining technology investment. In 2001, we wrote down an investment by $3.0 million and we wrote off $2.7 million of miscellaneous technology investments.

            Interest expense during 2002 decreased $4.6 million compared to 2001. This decrease resulted from lower variable interest rate levels offset by $29.0 million of interest expense on borrowings used to fund the Rodamco acquisition and the purchase of the remaining ownership interest in Copley Place and the assumption of consolidated property level debt resulting from these acquisitions.

            Income from unconsolidated entities increased $8.7 million in 2002, resulting from a $9.9 million increase in income from unconsolidated partnerships and joint ventures, and a $1.2 million decrease in income from the Management Company before losses from MerchantWired LLC. The increase in joint venture income resulted from the Rodamco acquisition, lower variable interest rate levels, and our acquisition of Fashion Valley Mall in October 2001. These increases in income from joint ventures were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets.

            The decrease in income from the Management Company before losses from MerchantWired LLC includes our $8.4 million share of the gain, net of tax, associated with the sale of land partnership interests to the Mills Corporation in 2002. This was offset by our $12.0 million share of income, before tax, recorded in 2001 from the Kimsward transaction, net of fees charged by us. In addition, in 2001, we recorded our net $13.9 million share from the write-off of technology investments, primarily clixnmortar. The Management Company also had increased income tax expense, increased dividend expenses due to the issuance of two new series of preferred stock to us, and decreased income from land sale gains totaling $11.1 million. Finally, the Management Company's core fee businesses were flat in 2002 versus 2001.

            Losses from MerchantWired LLC increased $14.6 million, net. This includes our share of a $4.2 million net impairment charge in 2002 on certain technology assets and the $22.5 million net write-off of our investment in MerchantWired LLC recorded in 2002. The total technology write-off related to MerchantWired LLC was $38.8 million before tax. Offsetting these charges are reduced operating losses from MerchantWired LLC due to its ceasing operations in 2002.

            We sold several Properties and partnership interests in 2002. We sold our interest in Orlando Premium Outlets during 2002 to our partner in the joint venture. We sold our interests in five Mills Properties to our partner, the Mills Corporation, and sold two of the acquired Rodamco partnership interests and one existing partnership interest to Teachers Insurance and Annuity Association of America ("Teachers") to fund a portion of the Rodamco acquisition. In addition, as part of our disposition strategy we disposed of seven of the nine assets held for sale as of December 31, 2001 and two other non-core Properties. Finally, we made the decision to no longer pursue certain development projects and we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects. The following table summarizes our net gain on sales of assets and other for 2002 (in millions):

Asset	2002 Type (Number of Properties)	Net Proceeds	Gain/(Loss)
Orlando Premium Outlets	Specialty retail center(1)	$46.7	$39.0
Mills Properties(a)	Value-oriented super-regional mall(5)	148.2	122.2
Assets held for sale	Community center(3) and regional mall(2)	28.1	(7.0)
Teachers Transaction	Regional mall(3)	198.0	25.7
Other Transactions	Community center(1), regional mall(1), other(b)	9.2	(1.9)
Other	Pre-development costs	n/a	(17.1)

		$430.2	$160.9

  (a)
  Amounts exclude sales of land partnership interests by the Management Company to the Mills Corporation. These sales had net proceeds of $24.1 million, resulting in our share of a gain of $8.4 million, net of tax.

  (b)
  Includes the ownership in two jointly held assets acquired in the Rodamco transaction

            In 2001, we recognized a net gain of $2.6 million on the sale of one regional mall, one community center, and one office building from net proceeds of approximately $19.6 million.

            During 2002, we recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these disposals were $3.6 million. In addition, we incurred $1.8 million of expense included in extraordinary items during 2002 from the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs. In 2001, we recorded a $1.7 million expense as a cumulative effect of an accounting change, which includes our $1.5 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended.

  Year Ended December 31, 2001 vs. Year Ended December 31, 2000

            The following acquisitions, dispositions, and openings affected our consolidated results of operations in the comparative periods December 31, 2001 vs. December 31, 2000:

  •
  The October 2001 opening of Bowie Towne Center.

  •
  The first quarter 2001 sale of Century Consumer Mall, Golden Ring Mall and Rockaway office building.

  •
  The 2000 sales of two regional malls, four community centers, and one mixed-use property.

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  The October 2001 acquisition of a 50% ownership interest in Fashion Valley Mall.

  •
  The May 2000 opening of Orlando Premium Outlets.

  •
  The November 2000 opening of Arundel Mills.

  •
  The January 2000 and October 2000 sale of two partnership interests.

            For the purposes of the following comparison between the years ended December 31, 2001 and December 31, 2000, the above transactions are referred to as the "Property Transactions".

            Total minimum rents, excluding rents from our Simon Brand and Simon Business initiatives, increased $38.0 million. The increase in minimum rent primarily results from steady occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents. Revenues from temporary tenant rentals increased $5.6 million reflecting our continual effort to maximize the profitability of our mall space. Miscellaneous income increased $7.9 million. This increase includes $5.7 million in fees associated with the Kimsward transaction charged to the Management Company, a $5.6 million contract termination payment, offset by a decrease in various miscellaneous income items in 2000. The contract cash termination payment was received to terminate a provision within the overall Enron contract that eliminated our right to invest in and participate in savings from the contractor's installation of energy efficient capital equipment. The change in operating income includes the net positive impact of the Property Transactions of $3.7 million.

            Increases in operating income were offset by an impairment charge of $47.0 million we recorded in 2001 to adjust assets to their estimated fair value. In 2000, we recorded a $10.6 million impairment charge on two Properties as the contract prices for the sales of these Properties as of December 31, 2000 were less than our carrying amounts. We closed the sale of these properties in 2001. We recognized a non-recurring $3.0 million write-down of an investment in 2001 and we wrote-off $2.7 million of miscellaneous technology investments in 2001 both included in other expenses. Depreciation and amortization increased $36.3 million primarily due to an increase in depreciable real estate resulting from renovation and expansion activities, as well as increased tenant cost amortization. Tenant reimbursement revenues, net of reimbursable expenses decreased $18.0 million. This decrease is primarily the result of true-up billings and decreases in recovery ratios. Overage rents decreased $7.8 million resulting from flat sales levels. The sale of outlot land parcels declined in 2001 resulting in a $12.9 million decrease in revenues. Interest income decreased $5.5 million during 2001 due to the lower interest rate environment. Revenues from our Simon Brand and Simon Business initiatives decreased $3.3 million.

            Interest expense during 2001 decreased $29.8 million, or 4.7%, compared to the same period in 2000. This decrease is primarily due to lower interest rates during 2001 and reduced balances in the corporate credit facilities offset by the issuance of $500.0 million of unsecured notes on January 11, 2001 and $750.0 million in unsecured notes on October 26, 2001.

            Income from unconsolidated entities decreased $19.7 million in 2001, resulting from a $9.8 million increase in income from unconsolidated partnerships and joint ventures, and a $29.5 million decrease in income from the Management Company. The increase in joint venture income related to: lower interest rates; a reduction in real estate taxes due to a real estate tax settlement at one Property; the acquisition of Fashion Valley Mall in 2001; and the full year impact of two Properties that opened in 2000. Included in the Management Company decrease is our net $13.9 million share of the write-off of technology investments, primarily clixnmortar. In addition, the Management Company realized a $3.7 million decrease in various fee revenues, a $3.2 million decrease in land sales, and a $4.3 million increase in overhead expenses. These amounts were partially offset by $12.0 million of income from the Kimsward transaction, net of the $5.7 million fee charged to the Management Company by us. In addition, our share of the increased losses associated with MerchantWired LLC was $14.0 million.

            During 2001, we recorded a $1.7 million expense as a cumulative effect of an accounting change, which includes our $1.5 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. During 2000 we recorded a $12.3 million expense as a cumulative effect of an accounting change, which includes our $1.8 million share from unconsolidated entities, due to the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 addressed certain revenue recognition policies, including the accounting for overage rent by a landlord.

            The $2.6 million net gain on the sales of assets in 2001 resulted from the sale of our interests in one regional mall, one community center, and one office building for an aggregate sales price of approximately $20.3 million. In 2000, we recognized a net gain of $19.7 million on the sale of two regional malls, four community centers, and one office building for an aggregate sales price of approximately $142.6 million.

Lease Expirations

            Our ability to maintain and increase consolidated revenues, operating cash flows and distributions from joint ventures is dependent upon our ability to re-lease space as leases expire with positive leasing spreads that result in increased average base rents.

The following table lists the details of our lease expirations for our Properties over the next three years and thereafter. We expect to maintain positive leasing spreads in 2003.

Regional Malls	Number of Leases	GLA	Average Base Rents	Number of Leases	Anchor GLA	Average Base Rents
2003	1,852	4,157,262	$31.50	11	1,351,995	$2.74
2004	1,992	4,931,645	30.91	25	2,479,462	3.43
2005	1,902	5,411,163	30.92	24	2,958,181	2.25
2006 and Thereafter	11,555	37,656,042	31.38	183	20,936,301	4.47

Total	17,301	52,156,112	$31.30	243	27,725,939	$4.05

Community Centers
2003	116	389,064	$12.54	7	149,082	$9.43
2004	174	529,021	13.74	8	280,709	$6.00
2005	216	673,015	14.73	11	343,053	$8.66
2006 and Thereafter	426	2,210,598	12.89	134	5,436,325	$8.24

	932	3,801,698	$13.30	160	6,209,169	$8.19

Liquidity and Capital Resources

            Our balance of cash and cash equivalents increased $138.5 million during 2002 to $390.6 million as of December 31, 2002, including a balance of $171.2 million related to our gift certificate program, which we do not consider available for general working capital purposes. Our liquidity is derived primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities.

            Another source of liquidity is our $1.25 billion unsecured revolving credit facility (the "Credit Facility") which provides flexibility as our cash needs vary from time to time. On April 16, 2002, we refinanced the Credit Facility. On December 31, 2002, the Credit Facility had available borrowing capacity of $918.3 million, net of outstanding letters of credit of $23.7 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. Finally, we, and/or Simon Property, also have access to public equity and long-term unsecured debt markets. Our current corporate ratings are Baa2 by Moody's Investors Service and BBB+ by Standard & Poor's. Moody's Investors Service lowered our senior unsecured debt rating from Baa1 to Baa2 in November of 2002 as a result of our announcement of the bid to acquire Taubman Centers, Inc. and Moody's own cautious outlook on the macro-economic environment. Moody's stated that "the Baa2 senior unsecured debt rating continues to reflect Simon's leading position as an owner and operator of the largest and most diverse portfolio of retail malls in the USA, as well as its strong tenant relationships and excellent franchise value." We believe this downgrade has not negatively impacted our access to capital or our aggregate borrowing costs.

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.1 billion, of which $78.8 million was obtained from excess proceeds distributed from unconsolidated entities as a result of debt refinancings. We used this cash flow to:

  •
  pay preferred unit distributions totaling $76.4 million,

  •
  pay unitholder distributions totaling $527.2 million,

  •
  fund consolidated capital expenditures of $211.3 million (includes development costs of $10.9 million, renovation and expansion costs of $94.4 million and tenant costs and other operational capital expenditures of $106.0 million), and

  •
  fund investments in unconsolidated entities of $91.5 million of which $58.4 million was used to fund new developments, redevelopments, and other capital expenditures and $17.1 million was used to reduce outstanding debt obligations.

            We met our maturing debt obligations in 2002 primarily through refinancings and borrowings on our Credit Facility. We also received $15.7 million in proceeds from Simon Property from the exercise of stock options. We received $87.7 million primarily from the sale of our partnership interest in Orlando Premium Outlets, and from the disposition of our seven assets held for sale and two other non-core Properties.

            The cash portion of the Rodamco acquisition and the acquisition of the remaining interest in Copley Place totaled $1.1 billion, including acquisition costs and normal closing prorations. We initially funded the Rodamco acquisition with borrowings from a $600.0 million acquisition facility, $200.0 million from our Credit Facility, and net proceeds of $198.0 million from the sale of partnership interests to Teachers. The acquisition of Copley Place was funded by borrowings on our Credit Facility. The acquisition facility was paid down with net proceeds of $148.2 million from the sale of our Mills Properties. On July 1, 2002, we issued 9,000,000 units to Simon Property in connection with its public stock offering and used the net proceeds of $321.4 million to reduce the outstanding balance of the $600.0 million acquisition credit facility. Finally, the remaining proceeds necessary to permanently finance these acquisitions came from a portion of the proceeds from the issuance of $500.0 million of senior unsecured notes on August 21, 2002.

            In general, we anticipate that cash generated from operations will be sufficient in 2003 as well as on a long-term basis, to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to unitholders in accordance with Simon Property's REIT requirements. In addition, sources of capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, are expected to be obtained from:

    •
    excess cash generated from operating performance and working capital reserves,

    •
    borrowings on our Credit Facility,

    •
    additional secured or unsecured debt financing, or

    •
    additional equity raised by Simon Property in the public or private markets

  Financing and Debt

            Unsecured Financing.    We demonstrated our ability to regularly access the unsecured debt market in 2002. On August 21, 2002, we took advantage of favorable long-term interest rates by issuing two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A, totaling $500.0 million at a weighted average fixed interest rate of 6.06%. The first tranche is $150.0 million at a fixed interest rate of 5.38% due August 28, 2008 and the second tranche is $350.0 million at a fixed interest rate of 6.35% due August 28, 2012. We used the net proceeds of $495.4 million to pay off the remaining balance on our $600.0 million acquisition credit facility and to reduce borrowings on our Credit Facility.

            On March 13, 2003, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 5.11%. The first tranche is $300.0 million at a fixed interest rate of 4.875% due March 13, 2010 and the second tranche is $200.0 million at a fixed interest rate of 5.45% due March 13, 2013. We used the net proceeds of $498.7 million to reduce borrowings on our Credit Facility. We have agreed to use our reasonable best efforts to file and have declared effective a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year.

            Secured Financing.    We own long term assets and believe that they should be primarily financed with long term, fixed rate debt. During 2002, we refinanced approximately $453.6 million of mortgage indebtedness on 17 Properties. Our share of the refinanced debt is approximately $449.8 million. The weighted average maturity of the new indebtedness is 9.1 years and the weighted average interest rate decreased from approximately 6.02% to 5.73%.

            Credit Facility.    During 2002, the maximum amount outstanding under the Credit Facility was $743.0 million and the weighted average amount outstanding was $411.3 million. The weighted average interest rate was 2.47% for 2002.

            Summary of Financing.    Our overall financing activity in 2002 resulted in a decrease in our weighted average interest rates. Our consolidated debt adjusted to reflect outstanding derivative instruments consisted of the following:

Debt Subject to	Adjusted Balance as of December 31, 2002	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2001	Effective Weighted Average Interest Rate
Fixed Rate	$7,941,122	6.81%	$7,249,144	7.19%
Variable Rate	1,604,959	3.58%	1,592,234	3.59%

	$9,546,081	6.27%	$8,841,378	6.54%

            As of December 31, 2002, we had interest rate cap protection agreements on $296.9 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $162.3 million of consolidated variable rate debt. In addition, we hold $400.0 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 1.55% and a weighted average receive rate of 1.43% at December 31, 2002 which mature in June and December 2003. We also hold $675.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.43% and a weighted average receive rate of 3.33% at December 31, 2002 which mature in June 2003 and February 2004. As of December 31, 2002, the net effect of these agreements effectively converted $112.7 million of fixed rate debt to variable rate debt. As of December 31, 2001, the net effect of these agreements effectively converted $136.8 million of fixed rate debt to variable rate debt.

            The following table summarizes the material aspects of our future obligations:

	2003	2004–2005	2006–2008	After 2008	Total
Long Term Debt
Consolidated (1)	$939,882	$2,512,394	$3,103,311	$2,964,721	$9,520,308

Pro rata share of:
Consolidated (2)	$939,452	$2,437,097	$3,056,674	$2,937,420	$9,370,643
Joint Ventures (2)	162,401	582,685	814,457	715,845	2,275,388

Total Pro Rata Share of Long Term Debt	1,101,853	3,019,782	3,871,131	3,653,265	11,646,031
Ground Lease commitments	8,023	15,156	23,133	498,329	544,641

Total	$1,109,876	$3,034,938	$3,894,264	$4,151,594	$12,190,672

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2003 maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We currently expect to meet all future long term obligations, however, specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2002, we have guaranteed or have provided letters of credit to support $60.1 million of our total $2.3 billion share of joint venture mortgage and other indebtedness. In January 2003, we were released from obligation under one of the guarantees for $15.7 million.

  Acquisitions and Dispositions

            Acquisitions.    Acquisition activity is a component of our growth strategy. We may selectively acquire individual properties or portfolios of properties, focusing on quality retail real estate. We review and evaluate a limited number of acquisition opportunities as part of this strategy. Subsequent to December 31, 2002, our limited partner in The Forum Shops at Caesars in Las Vegas, NV initiated the buy/sell provision of the partnership agreement. We have elected to purchase this interest for $174.0 million and to assume our partner's share of $175.0 million in debt. We closed the transaction and purchased this interest on March 14, 2003 with borrowings on our Credit Facility. We expect this transaction to provide increased net income and cash flow in 2003 and future periods.

            Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Partners in our joint ventures may initiate these provisions at any time and if we determine it is in our unitholders' best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from the sale to reduce outstanding indebtedness.

            On December 5, 2002, Simon Property Acquisitions, Inc., a wholly-owned subsidiary of Simon Property, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. at a price of $18.00 per share in cash. On January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined Simon Property's tender offer and they jointly increased the tender offer to $20.00 per share net to the seller in cash. As of February 14, 2003, a total of 44,135,107 of the 52,207,756 common shares outstanding of Taubman Centers, Inc., were tendered into our offer. The expiration date of the tender offer has been extended to March 28, 2003. Under the terms of our partnership agreement, we pay the operating expenses of Simon Property. As a result, we have deferred approximately $4.0 million, net, in acquisition costs related to this acquisition. If Simon Property is unsuccessful in its efforts, then these costs will be expensed.

            Dispositions.    As part of our strategic plan to own quality retail real estate, we continue to pursue the sale, under the right circumstances, of Properties that no longer meet our strategic criteria. In January 2003, we sold four Properties with a carrying amount of $27.4 million for a gain. If we sell the Properties that are held for use, the sale prices of these Properties may differ from their carrying value. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations.

  Development Activity

            We pursue new development as well as strategic expansion and renovation activity when we believe the investment of our capital meets our risk-reward criteria.

            New Developments.    Development activities are an ongoing part of our business and we seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth. The following describes our current new development projects and the estimated total cost, our share of the estimated total cost and the construction in progress balance at December 31, 2002 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost	Our Share of Estimated Total Cost	Our Share of Estimated Total Progress	Estimated Opening Date
Chicago Premium Outlets	Chicago, IL	438,000	$79.0	$40.0	$8.1	2nd Quarter 2004
Las Vegas Premium Outlets	Las Vegas, NV	435,000	88.0	44.0	21.9	August 2003
Rockaway Town Court	Rockaway, NJ	89,000	17.0	17.0	3.8	September 2003
Lakeline Village	Austin, TX	42,000	5.0	5.0	2.0	October 2003

            We expect to fund these non-recurring capital projects with either available cash flow from operations or borrowings on our Credit Facility. We invested approximately $35.3 million in these four development projects during 2002. In total, our share of new developments in 2002 was approximately $41.5 million. We expect 2003 new development costs to be approximately $64.5 million.

            Strategic Expansions and Renovations.    We also seek to increase the profitability and market share of the Properties through strategic renovations and expansions. We invested approximately $152.3 million on redevelopment projects during 2002. We have renovation and/or expansion projects currently under construction, or in preconstruction development and expect to invest approximately $144.3 million on redevelopment projects in 2003.

  Capital Expenditures on Consolidated Properties

            The following table summarizes total capital expenditures on consolidated Properties on an accrual basis (dollars in millions):

	2002	2001	2000
New Developments	$7	$75	$58
Renovations and Expansions	115	89	193
Tenant Allowances	61	53	65
Operational Capital Expenditures	61	41	49

Total	$244	$258	$365

            International.    We have a 33.0% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $75.2 million. The agreements with BEG and ERE are structured to allow us to acquire an additional 28.3% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $50 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2004-2008. As of December 31, 2002, ERE and BEG had five properties open in Poland and two in France. One additional property opened in France in February 2003.

  Distributions

            On May 8, 2002, the Simon Property Board of Directors approved an increase in the annual distribution rate to $2.20 per unit and we declared a cash distribution of $0.55 per unit in the fourth quarter of 2002. On February 5, 2003, our Board of Directors approved another increase in the annual distribution rate to $2.40 per unit. Distributions during 2002 aggregated $2.175 per unit and distributions during 2001 aggregated $2.08 per unit. We make distributions in order for Simon Property to maintain its REIT status. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

Market Risk

            Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations. We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. In addition, we manage this exposure by refinancing fixed rate debt at times when rates and terms are appropriate. We are also exposed to foreign currency risk on financings of certain foreign operations. We have also entered into a foreign currency forward contract as part of our risk management strategy to manage foreign currency exchange risk. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

            Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2002, a 0.50% increase in the market rates of interest would decrease future earnings and cash flows by approximately $8.0 million, and would decrease the fair value of debt by approximately $195.2 million. A 0.50% decrease in the market rates of interest would increase future earnings and cash flows by approximately $8.0 million, and would increase the fair value of debt by approximately $202.6 million.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces lost due to tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. This year was generally slow for retailers as their sales were essentially flat as compared to 2001. However, contrary to 2001 when we lost 1.2 million square feet of mall shop tenants to bankruptcies, we lost only 400,000 of square feet of mall shop tenants in 2002. We expect 2003 to be slightly higher than 2002 in terms of square feet lost to bankruptcies, however, we cannot assure you that this will occur.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 2.4% of total GLA or more than 5.3% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

Insurance

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company, has agreed to indemnify our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, we have two separate terrorism insurance programs, one for Mall of America and a second covering all other Properties. Each program covers both domestic and foreign acts of terrorism and has a separate $300 million policy aggregate limit in total. The policies also provide for a guaranteed aggregate reinstatement provision in case of a second loss from a covered terrorist act. These programs are in place through the remainder of 2003.

Inflation

            Inflation has remained relatively low in recent years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

            In addition, given the number of Properties in warm summer climates our utility expenses are typically higher in the months of June through September due to higher electricity costs to supply air conditioning to our Properties. As a result some seasonality results in increased property operating expenses during these months; however, the majority of these costs are recoverable from tenants.

Environmental Matters

            Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that we believe would have a material adverse impact on our financial position or results of operations. We are unaware of any instances in which we would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

Item 7A.    Qualitative and Quantitative Disclosure About Market Risk

            Please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 under the caption Liquidity and Capital Resources.

Item 8.    Financial Statements and Supplementary Data

            Reference is made to the Index to Financial Statements contained in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not Applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant

            The general partner of the Operating Partnership is Simon Property. The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "Executive Officers of the Registrant" in Part I thereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Controls and Procedures

            Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls were effective as of the evaluation date. There were no significant changes in the internal controls or other factors that could significantly affect the controls subsequent to the evaluation date.

Part IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            On December 5, 2002 under Item 5 — Other Events and Regulation FD Disclosure, the Operating Partnership announced that it had entered into the Credit Agreement, dated April 16, 2002, in the aggregate principal amount of $1.25 billion (the"Credit Facility"). A copy of the Credit Facility is attached as an exhibit.

REPORT OF INDEPENDENT AUDITORS

To Simon Property Group, Inc.:

            We have audited the accompanying consolidated balance sheet of Simon Property Group, L.P. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of Simon Property Group, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Simon Property Group, L.P. and subsidiaries as of December 31, 2001 and for the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 28, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the adoption of SFAS No. 133 as discussed in Note 3 to the financial statements.

            We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

            As discussed above, the consolidated financial statements of Simon Property Group, L.P. as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 3, certain reclassification adjustments have been made in the 2001 and 2000 statements of cash flows to conform to the 2002 presentation. These reclassification adjustments have no impact on the net income previously reported. We audited the reclassification adjustments that were applied to the 2001 and 2000 statements of cash flows. Our procedures included (a) obtaining analyses prepared by management of total distributions received from joint venture properties and total distributions paid to minority investors in consolidated properties, (b) comparing said amounts to the sections of the statements of cash flows, as previously reported, without exception, and (c) testing that the portion of the distributions received from joint venture properties, which represented a return on investment, and distributions paid to minority investors in consolidated properties were appropriately reclassified as cash generated by operating activities, consistent with their presentation in the 2002 statement of cash flows. In our opinion, such reclassification adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of Simon Property Group, L.P. other than with respect to such reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

ERNST & YOUNG LLP
Indianapolis, Indiana February 6, 2003

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

ARTHUR ANDERSEN LLP
Indianapolis, Indiana March 28, 2002.

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP (ANDERSEN) AUDITOR'S REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

Simon Property Group, L.P.
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2002	December 31, 2001
ASSETS:
Investment properties, at cost	$14,085,810	$13,031,979
Less — accumulated depreciation	2,204,743	1,863,682

	11,881,067	11,168,297
Cash and cash equivalents	390,644	252,172
Tenant receivables and accrued revenue, net	308,632	311,857
Notes and advances receivable from Management Company and affiliates	75,105	82,612
Investment in unconsolidated entities, at equity	1,658,204	1,443,618
Goodwill, net	37,212	37,212
Deferred costs, other assets, and minority interest, net	390,252	348,478

Total assets	$14,741,116	$13,644,246

LIABILITIES:
Mortgages and other indebtedness	$9,546,081	$8,841,378
Accounts payable, accrued expenses, and deferred revenues	623,133	539,850
Cash distributions and losses in partnerships and joint ventures, at equity	13,898	26,084
Other liabilities, minority interest, and accrued dividends	229,808	213,508

Total liabilities	10,412,920	9,620,820

COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS' EQUITY:
Preferred units, 22,031,847 and 22,081,686 units outstanding, respectively. Liquidation values $1,008,858 and $1,058,697, respectively.	965,106	1,028,318
General Partner, 183,872,596 and 172,135,362 units outstanding, respectively	2,574,209	2,266,472
Limited Partners, 63,746,013 and 63,930,350 units outstanding, respectively	892,442	841,758
Note receivable from Simon Property (Interest at 7.8%, due 2009)	(92,825)	(92,825)
Unamortized restricted stock award	(10,736)	(20,297)

Total partners' equity	4,328,196	4,023,426

Total liabilities and partners' equity	$14,741,116	$13,644,246

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2002	2001	2000
REVENUE:
Minimum rent	$1,324,533	$1,258,528	$1,215,623
Overage rent	47,679	48,275	56,200
Tenant reimbursements	652,875	600,634	596,578
Other income	146,673	125,873	132,310

Total revenue	2,171,760	2,033,310	2,000,711

EXPENSES:
Property operating	361,189	324,793	308,432
Depreciation and amortization	475,906	449,521	416,239
Real estate taxes	214,629	195,056	188,077
Repairs and maintenance	76,968	77,467	73,392
Advertising and promotion	60,733	64,311	64,726
Provision for credit losses	8,727	8,387	9,603
Other (Note 11)	36,063	34,794	32,288
Impairment on investment properties	—	47,000	10,572

Total operating expenses	1,234,215	1,201,329	1,103,329

OPERATING INCOME	937,545	831,981	897,382
Interest expense	602,868	607,499	637,325

Income before minority interest	334,677	224,482	260,057
Minority interest	(10,498)	(10,715)	(10,725)
Gain on sales of assets and other, net (Note 4)	160,867	2,603	19,704

Income before unconsolidated entities	485,046	216,370	269,036
Loss from MerchantWired, LLC, net (Note 7)	(32,742)	(18,104)	(4,100)
Income from other unconsolidated entities	91,505	82,767	88,422

Income before extraordinary items and cumulative effect of accounting change	543,809	281,033	353,358
Extraordinary items — Debt related transactions (Note 4)	14,307	163	(649)
Cumulative effect of accounting change (Note 3)	—	(1,700)	(12,311)

NET INCOME	558,116	279,496	340,398
Preferred unit requirement	(75,541)	(77,445)	(77,410)

NET INCOME AVAILABLE TO UNITHOLDERS	$482,575	$202,051	$262,988

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partners:
Simon Property (Managing General Partner)	$355,369	$102,107	$63,987
SPG Properties	—	44,448	126,385
Limited Partners	127,206	55,496	72,616

Net income	$482,575	$202,051	$262,988

BASIC EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$1.93	$0.87	$1.16

Net income	$1.99	$0.86	$1.11

DILUTED EARNINGS PER UNIT:
Income before extraordinary items and cumulative effect of accounting change	$1.93	$0.87	$1.16

Net income	$1.99	$0.86	$1.11

Net Income	$558,116	$279,496	$340,398
Cumulative effect of accounting change	—	(1,995)	—
Unrealized gain (loss) on interest rate hedge agreements	6,017	(12,041)	—
Net (income) losses on derivative instruments reclassified from accumulated other comprehensive income into interest expense	(1,333)	4,071	—
Other	(2,260)	72	8,098

Comprehensive Income	$560,540	$269,603	$348,496

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$558,116	$279,496	$340,398
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	487,200	460,856	426,648
Extraordinary items	(14,307)	(163)	649
Impairment on investment properties	—	47,000	10,572
Gain on sales of assets and other, net	(160,867)	(2,603)	(19,704)
Cumulative effect of accounting change	—	1,700	12,311
Straight-line rent	(6,645)	(10,900)	(15,372)
Minority interest	10,498	10,715	10,725
Minority interest distributions (Note 3)	(13,214)	(16,629)	(16,293)
Equity in income of unconsolidated entities	(58,763)	(64,663)	(84,322)
Distributions of income of unconsolidated entities (Note 3)	80,141	71,878	56,497
Changes in assets and liabilities —
Tenant receivables and accrued revenue	17,408	4,309	(3,151)
Deferred costs and other assets	(9,457)	(40,402)	(3,730)
Accounts payable, accrued expenses and other liabilities	(9,831)	111,618	25,552

Net cash provided by operating activities	880,279	852,212	740,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,129,139)	(164,295)	(1,325)
Capital expenditures	(211,282)	(281,621)	(409,733)
Cash from acquisitions	9,272	8,156	—
Net proceeds from sale of assets and partnership interests	433,829	19,550	166,373
Investments in unconsolidated entities	(91,488)	(147,933)	(161,580)
Distributions of capital from unconsolidated entities (Note 3)	191,314	217,082	301,994
Notes and advances (to)/from the Management Company and affiliate	12,999	1,378	(20,319)
Loan to the SRC Operating Partnership	—	5,598	(19,577)

Net cash used in investing activities	(784,495)	(342,085)	(144,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	340,390	8,003	1,190
Purchase of treasury units and limited partner units	—	—	(50,828)
Partnership distributions	(603,580)	(586,289)	(539,538)
Minority interest contributions	779	2,647	69
Mortgage and other note proceeds, net of transaction costs	2,408,685	2,454,994	1,474,527
Mortgage and other note principal payments	(2,103,586)	(2,347,065)	(1,426,021)

Net cash provided by (used in) financing activities	42,688	(467,710)	(540,601)

INCREASE IN CASH AND CASH EQUIVALENTS	138,472	42,417	56,012
CASH AND CASH EQUIVALENTS, beginning of period	252,172	209,755	153,743

CASH AND CASH EQUIVALENTS, end of period	$390,644	$252,172	$209,755

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Partners' Equity
(Dollars in thousands)

		General Partners
	Preferred Units	Simon Property (Managing General Partner)	SPG Properties and SD Property Group	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from Simon Property	Total Partners' Equity
Balance at December 31, 1999	$1,032,320	$887,214	$1,744,404	$1,004,263	$(22,139)	$(92,825)	$4,553,237
General partner contributions (27,910 Units)		1,134					1,134
Conversion of 2,212 Series A Preferred Units into 84,046 units	(2,827)	2,819					(8)
Units issued as dividend (1,242 units)		31					31
Conversion of 14,274 Series B Preferred Units into 36,913 units	(1,327)	1,324					(3)
Stock incentive program (417,994 units, net)		9,849	(276)		(9,613)		(40)
Amortization of stock incentive					11,770		11,770
Units purchased by subsidiary (191,500)		(4,522)					(4,522)
Treasury units purchased (1,596,100)		(39,854)					(39,854)
Other (Accretion of Preferred Units, and 478,454 limited partner units redeemed)	269			(11,183)			(10,914)
Adjustment to allocate net equity of the Operating Partnership		8,974	(8,272)	(702)			—
Distributions	(77,410)	(117,964)	(229,633)	(131,919)			(556,926)
Net income	77,410	63,987	126,385	72,616			340,398
Other comprehensive income		1,967	3,885	2,246			8,098

Balance at December 31, 2000	$1,028,435	$814,959	$1,636,493	$935,321	$(19,982)	$(92,825)	$4,302,401

General partner contributions (400,026 units)		8,792					8,792
Conversion of 1,220 Series A Preferred Units into 46,355 units	(1,559)	1,555					(4)
Units issued as dividend (442 units)		12					12
Accretion of preferred units	475						475
Preferred units issued (33,332 units)	967						967
Limited partner units issued (8,185 units)				233			233
Limited partner units converted to common units (958,997 units)		10,794		(10,794)			—
Stock incentive program (454,726 units, net)		11,925	(139)		(11,827)		(41)
Amortization of stock incentive					11,512		11,512
Merger of SPG Properties into Simon Property (Note 10)		1,562,160	(1,562,160)				—
Other (includes 85,064 units converted to cash)		559		(2,145)			(1,586)
Adjustment to allocate net equity of the Operating Partnership		(1,367)	329	1,038			—
Distributions	(77,445)	(241,861)	(114,921)	(134,711)			(568,938)
Net income	77,445	102,107	44,448	55,496			279,496
Other comprehensive income		(3,163)	(4,050)	(2,680)			(9,893)

Balance at December 31, 2001	$1,028,318	$2,266,472	$—	$841,758	$(20,297)	$(92,825)	$4,023,426

General partner contributions (671,836 units)		15,680					15,680
Conversion of 49,839 Series A Preferred Units into 1,893,651 units	(63,688)	63,518					(170)
Units issued as dividend (19,375 units)		651					651
Common units issued (9,000,000 units)		321,390					321,390
Accretion of preferred units	476						476
Limited partner units converted to common units (173,442 units)		5,709		(5,709)			—
Stock incentive program (-21,070 forfeited units, net)		(602)			604		2
Amortization of stock incentive					8,957		8,957
Other (includes 10,895 units converted to cash)		400		(373)			27
Adjustment to allocate net equity of the Operating Partnership		(67,741)		67,726			(15)
Distributions	(75,541)	(388,437)		(138,790)			(602,768)
Net income	75,541	355,369		127,206			558,116
Other comprehensive income		1,800	—	624			2,424

Balance at December 31, 2002	$965,106	$2,574,209	$—	$892,442	$(10,736)	$(92,825)	$4,328,196

SIMON PROPERTY GROUP, L.P.
NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. (the "Operating Partnership"), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"), a Delaware corporation. Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). In these notes, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries.

            We are engaged in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2002, we owned or held an interest in 245 income-producing properties in the United States, which consisted of 172 regional malls, 68 community shopping centers and five office and mixed-use properties in 36 states (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership in other real estate assets and eight additional retail real estate properties operating in Europe and Canada. Leases from retail tenants generate the majority of our revenues including:

  •
  Base minimum rents and cart and kiosk rentals,

  •
  Overage and percentage rents based on tenants' sales volume, and

  •
  Recoveries of our recoverable expenditures which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            We also generate revenues due to our size and tenant relationships from:

  •
  Pursuing mall marketing initiatives, including the sale of gift certificates and gift cards,

  •
  Forming consumer focused strategic corporate alliances, and

  •
  Offering property operating services to our tenants and others resulting from our relationships with vendors.

            Our affiliate, M.S. Management Associates, Inc. (the "Management Company"), provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company reinsure the self-insured retention portion of our general liability and workers' compensation programs. Third party providers provide coverage above the insurance subsidiaries' limits.

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls and community shopping centers rely heavily upon anchor tenants like most retail properties. Three retailers' anchor stores occupied 334 of the approximately 931 anchor stores in the Properties as of December 31, 2002. An affiliate of one of these retailers is a limited partner in the Operating Partnership.

  Structural Simplification

            On January 1, 2003, we acquired all of the remaining equity interests of the Management Company from three Simon family members for a total purchase price of $425, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was approved by Simon Property's independent directors. As a result, the Management Company is now our wholly owned consolidated taxable REIT subsidiary ("TRS"). See Note 7 for further discussion of the operations of the Management Company.

            On May 8, 2001, the Boards of Directors of Simon Property and SPG Properties, Inc. ("SPG Properties"), a former subsidiary of Simon Property and a general partner of us, approved an agreement for the merger of SPG Properties into Simon Property in order to simplify the organizational structure of Simon Property. The merger became effective on July 1, 2001.

2.    Basis of Presentation and Consolidation

            The accompanying consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries. We eliminated all significant intercompany amounts.

            We consolidate Properties that are wholly owned or Properties that we own less than 100% but we control. Control of a Property is demonstrated by our ability to:

  •
  manage day-to-day operations,

  •
  refinance debt and sell the Property without the consent of any other partner or owner, and

  •
  the inability of any other partner or owner to replace us.

            The deficit minority interest balances in the accompanying balance sheets represent outside partners' interests in the net equity of certain properties. We record deficit minority interests when a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets, the joint venture partner is obligated to make additional contributions to the extent of any capital account deficits and the joint venture partner has the ability to fund such additional contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in Properties and our investment in the Management Company. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

            As of December 31, 2002, of our 245 Properties we consolidated 163 wholly owned Properties, consolidated 14 less than wholly owned Properties which we control, and accounted for 68 Properties using the equity method. We manage the day-to-day operations of 59 of the 68 equity method Properties.

            We allocate our net operating results after preferred distributions (see Note 10) based on our partners' respective ownership interests. Simon Property's weighted average direct and indirect ownership interest in the Operating Partnership was as follows:

For the Year Ended December 31,
2002	2001	2000
73.6%	72.5%	72.4%

            Simon Property's direct and indirect ownership interests in the Operating Partnership at December 31, 2002 was 74.3% and at December 31, 2001 was 72.9%.

3.    Summary of Significant Accounting Policies

  Investment Properties and Goodwill

            We record investment properties at cost or predecessor cost for Properties acquired from certain of the Operating Partnership's holders of units of the limited partnership. Investment properties include costs of acquisitions; development, predevelopment, and construction (including salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred related to construction. We capitalize improvements and replacements from repair and maintenance when the repairs and maintenance extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 35 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We record depreciation on tenant allowances, tenant inducements and tenant improvements utilizing the straight-line method over the term of the related lease. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

            We review investment properties for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment Properties may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the Property. We recognize an impairment of investment property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the Property. To the extent impairment has occurred, we charge to income the excess of carrying value of the Property over its estimated fair value. We may decide to sell Properties that are held for use. The sale prices of these Properties may differ from their carrying values.

            In 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 provides a framework for the evaluation of impairment of long-lived assets, the treatment for assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires us to reclassify any material operations related to consolidated properties sold during the period that were not classified as held for sale as of December 31, 2001 to discontinued operations. In 2002, there were no material effects upon our adoption of this pronouncement.

            Goodwill resulted from Simon Property's merger with Corporate Property Investors, Inc. in 1998. We adopted SFAS No. 142 "Goodwill and Other Intangibles" on January 1, 2002 and as a result we ceased amortizing goodwill in accordance with SFAS No. 142 which was approximately $1.2 million annually. The impact of adopting SFAS No. 142 resulted in no impairment of our goodwill. In accordance with SFAS No. 142, we review goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs that would change the fair value of the reporting unit below its carrying amount. If we determine the reporting unit is impaired, the loss would be recognized as an impairment loss in income.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our balance of unrestricted cash and cash equivalents includes a balance of $171.2 million related to our gift certificate program which we do not consider available for general working capital purposes. See Notes 4,7,10, and 12 for disclosures about non-cash investing and financing transactions.

  Use of Estimates

            We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

  Capitalized Interest

            We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose. The amount of interest capitalized during each year is as follows:

For the Year Ended December 31,
2002	2001	2000
$4,249	$9,807	$19,831

  Segment Disclosure

            Our interests in our regional malls, community centers and other assets represent one segment because we base our resource allocation and other operating decisions on the evaluation of the entire Portfolio.

  Deferred Costs and Debt Premiums and Discounts

            Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. We amortize debt premiums and discounts over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. Net deferred costs of $149,360 as of December 31, 2002 are net of accumulated amortization of $194,691 and net deferred costs of $142,592 as of December 31, 2001 are net of accumulated amortization of $180,051.

            The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the year ended December 31,
	2002	2001	2000
Amortization of deferred financing costs	$17,079	$16,513	$15,798
Amortization of debt premiums net of discounts	$(2,269)	$(5,178)	$(5,391)
Amortization of deferred leasing costs	$17,210	$15,141	$11,728

            We record amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense.

  Derivative Financial Instruments

            On January 1, 2001 we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." On adoption, we recorded the difference between the fair value of the derivative instruments and the previous carrying amount of those derivatives on our balance sheets and in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20 "Accounting Changes." On adoption, we recorded $2.0 million of unrecognized losses in other comprehensive income as a cumulative effect of accounting change. We also recorded an expense of $1.7 million as a cumulative effect of accounting change in the statement of operations, which includes our $1.5 million share of joint venture cumulative effect of accounting change.

            We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks described in Note 8 and record all derivatives on our balance sheets at fair value. We require that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

            We adjust our balance sheets on an ongoing basis to reflect the current fair market value of our derivatives. We record changes in the fair value of these derivatives each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

            We use standard market conventions to determine the fair values of derivative instruments and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

  Revenue Recognition

            We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. Beginning January 1, 2000 in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), we recognize overage rents only when each tenant's sales exceeds its sales threshold. Upon adoption of SAB 101, we recognized a cumulative effect of accounting change of $12.3 million. We previously recognized overage rents as revenues based on reported and estimated sales for each tenant through December 31, less the applicable base sales amount.

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. Our advertising and promotional costs are expensed as incurred. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive escrow payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year end billings for recoverable expenditures. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Presented below is the activity in the allowance for credit losses during the following years ended:

	For the year ended December 31,
	2002	2001	2000
Balance at Beginning of Year	$24,494	$20,068	$14,488
Provision for Credit Losses	8,727	8,387	9,603
Accounts Written Off	(13,101)	(3,961)	(4,023)

Balance at End of Year	$20,120	$24,494	$20,068

  Income Taxes

            As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

  Per Unit Data

            We base basic earnings per unit on the weighted average number of units outstanding during the year. We base diluted earnings per unit on the weighted average number of units outstanding combined with the incremental weighted average units that would have been outstanding assuming all dilutive potential common units were converted into units at the earliest date possible. The following table sets forth the computation for our basic and diluted earnings per unit.

	For the Year Ended December 31,
	2002	2001	2000
Income before extraordinary items and cumulative effect of accounting change, after the preferred unit requirement	$496,882	$203,588	$275,948
Extraordinary items	14,307	163	(649)
Cumulative effect of accounting change	—	(1,700)	(12,311)

Net Income available to unitholders — Basic	$482,575	$202,051	$262,988

Effect of dilutive securities:
Dilutive convertible preferred unit requirements	1,470	—	—

Net Income available to unitholders — Diluted	$484,045	$202,051	$262,988

Weighted Average units Outstanding — Basic	242,040,734	235,750,287	236,535,534
Effect of stock options	671,972	358,414	99,538
Effect of convertible preferred units	918,615	—	—

Weighted Average units Outstanding — Diluted	243,631,321	236,108,701	236,635,072

	For the Year Ended December 31,
	2002	2001	2000
Basic Earnings per unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred unit requirement	$1.93	$0.87	$1.16
Extraordinary items	0.06	—	—
Cumulative effect of accounting change	—	(0.01)	(.05)

Net Income available to unitholders — Basic	$1.99	$0.86	$1.11

Diluted Earnings per unit:
Income before extraordinary items and cumulative effect of accounting change, and after the preferred unit requirement	$1.93	$0.87	$1.16
Extraordinary items	0.06	—	—
Cumulative effect of accounting change	—	(0.01)	(.05)

Net Income available to unitholders — Diluted	$1.99	$0.86	$1.11

            The Series A convertible preferred units were dilutive in 2002. Our other potentially dilutive securities include the Series B convertible preferred units and the other classes of preferred units, all of which did not have a dilutive effect in any period presented. Units held by the limited partners may be exchanged for shares of common stock in Simon Property, on a one-for-one basis in certain circumstances. If exchanged, the units would not have a dilutive effect. We accrue distributions when they are declared.

  Accounting for Stock Options

            As permitted by SFAS No. 123 "Accounting for Stock Based Compensation," we changed our accounting policy with respect to stock options. We will expense the fair value of stock options awarded as compensation expense over the vesting period for options issued after January 1, 2002, both in accordance with the adoption provisions of SFAS 123. The Compensation Committee of the Board of Directors of Simon Property issued 24,000 options to purchase common stock of Simon Property in 2002 and the impact of this change was not material.

  Comprehensive Income

            Partners' equity included ($2.4) million as of December 31, 2002 and $9.9 million of accumulated other comprehensive income as of December 31, 2001. General partner's equity included ($1.8) million as of December 31, 2002 and $7.2 million in as of December 31, 2001. Limited partners' equity included ($0.6) million as of December 31, 2002 and $2.7 million as of December 31, 2001. Accumulated other comprehensive income consists of unrealized (gains)/losses on derivative instruments and cumulative foreign currency translation adjustments.

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2002 presentation. We reclassified distributions from unconsolidated entities that represent return on investments in the statements of cash flows to "net cash provided by operating activities" from "net cash used in investing activities" for all periods presented. "Distributions of capital from unconsolidated entities" represent cash distributions from operations in excess of net income and financing activities. In addition, we reclassified distributions to minority interest owners of consolidated properties in the statements of cash flows to "net cash provided by operating activities" from "net cash provided by (used in) financing activities" for all periods presented. These reclassifications have no impact on the net income previously reported.

4.    Other Real Estate Acquisitions, Disposals, and Impairment

  Acquisitions

            On May 3, 2002, we purchased, jointly with Westfield America Trust and The Rouse Company, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates through the acquisition of Rodamco stock. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing joint venture Properties, new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own quality retail real estate thereby enhancing our overall Portfolio. The results of operations for the partnership interests acquired have been included in our results of operations from May 3, 2002 to December 31, 2002.

            The purchase price was €2.5 billion for the 45.1 million outstanding shares of Rodamco stock, or €55 per share, and the assumption of certain Rodamco obligations. Our share of the total purchase price was approximately $1.6 billion, including €795.0 million or $720.7 million to acquire Rodamco shares, the assumption of $579 million of debt and preferred units, and cash of $268.8 million to pay off our share of corporate level debt and unwind interest rate swap agreements. The values assigned to the assets or partnership interests acquired were determined using traditional real estate valuation methodologies. In addition, we assessed the market value of in-place leases based upon our best estimate of current market rents and will amortize the resulting market rent adjustment into revenues over the remaining average term of the acquired in-place leases.

            We, and the Management Company, hold the other Rodamco partnership interests and assets jointly with The Rouse Company and Westfield America Trust. We account for these assets under the equity method. These include an interest in a retail real estate partnership, two notes receivable, an interest in a hotel, and three other retail properties. Some of these assets were considered held for sale and amounted to approximately $8 million. We sold two of the other retail properties in 2002 for no gain or loss for approximately $4.4 million. Our share of the carrying amount of the remaining asset held for sale is less than $4.0 million as of December 31, 2002. We, along with The Rouse Company and Westfield America Trust, are actively marketing the remaining asset and we expect it to be sold within one year.

            In connection with the Rodamco acquisition we entered into a series of hedging transactions to manage our €795 million exposure to fluctuations in the Euro currency, all of which were closed out at the completion of the acquisition. Our total net gains were $7.1 million on the hedging activities.

            We financed a portion of the Rodamco acquisition through the sale of two partnership interests acquired as part of the Rodamco acquisition and an existing partnership interest to Teacher's Insurance and Annuity Association ("Teachers"). We sold these partnership interests for approximately $391.7 million, including approximately $198.0 million of cash and approximately $193.7 million of debt assumed. Our sale of the existing partnership interest resulted in a net gain of $25.7 million.

            As a result of the Rodamco acquisition and the Teachers transaction, we consolidated five new partnerships and account for six new partnerships as joint ventures.

            On July 19, 2002, we purchased the remaining two-thirds interest in Copley Place (we had acquired our initial interest in the Rodamco acquisition) for $241.4 million, including $118.3 million in cash and the assumption of $123.1 million of debt. We funded the acquisition with borrowings from our existing Credit Facility (Note 8). As a result of this transaction, we have consolidated the results of operations of Copley Place from July 19, 2002 to December 31, 2002.

            On October 1, 2001, we purchased a 50% interest in Fashion Valley Mall located in San Diego, California for a purchase price of $165.0 million which includes our share of a $200.0 million, seven year mortgage at a fixed rate of 6.5% issued concurrently with the acquisition by the partnership owning the property. We also assumed management responsibilities for this 1.7 million square foot open-air, super-regional mall.

            On August 20, 2001, we acquired an additional 21.46% interest in the Fashion Centre at Pentagon City for a total of $77.5 million. Concurrent with the acquisition the partnership owning the property issued $200.0 million of debt and we assumed our pro rata share of this debt.

            Subsequent to December 31, 2002, our limited partner in The Forum Shops at Caesars in Las Vegas, NV initiated the buy/sell provision of the partnership agreement. We have elected to purchase this interest for $174.0 million and to assume our partner's existing share of $175.0 million in debt.

  Disposals

            On April 1, 2002, we sold our interest in Orlando Premium Outlets, one of our joint venture Properties, for a gross sales price of $76.3 million, including cash of $46.6 million and the assumption of our 50% share of $59.1 million of joint venture debt, resulting in a net gain of $39.0 million.

            In addition, on May 31, 2002, we sold our interests in the five joint venture value-oriented super-regional malls to the Mills Corporation, who was our partner in these Properties and who managed these joint ventures. We disposed of these joint venture interests in order to fund a portion of the Rodamco acquisition. We sold these joint venture interests for approximately $421.8 million including $148.4 million of cash and the assumption of approximately $273.4 million of joint venture debt. The transaction resulted in a gain of $122.2 million. We were also relieved of all guarantees of the indebtedness related to these five Properties. In connection with this transaction, the Management Company also sold its land partnership interests for $24.1 million that resulted in our $8.4 million share of gains, net of tax, recorded in income from unconsolidated entities. Also during 2002, we made the decision to no longer pursue certain development projects. As a result, we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects in the amount of $17.1 million, which is included in "gains on sales of assets and other, net" in the accompanying statements of operations and comprehensive income.

            During 2002, we disposed of seven of our nine assets held for sale as of December 31, 2001 as discussed below under impairment. The seven assets disposed included three community centers and four regional malls. The three community centers and two of the regional malls were sold for a net sales price of $28.1 million resulting in a net loss of $7.0 million. In addition, we negotiated with the lenders the sale of our interests in one regional mall to a third party resulting in net proceeds of $3.6 million and deeded one regional mall to the lender in satisfaction of the outstanding mortgage indebtedness. The two regional malls were encumbered with $52.2 million of indebtedness. The net impact of these two transactions resulted in a net gain on debt forgiveness of $16.1 million that is reflected in extraordinary items in the accompanying statements of operations and comprehensive income. The total carrying amount of the two remaining assets held for sale was $10.6 million at December 31, 2002.

            We sold ownership interests in Properties during each of the years ended December 31, 2001 and 2000 presented in the accompanying financial statements. The disposals consisted of and resulted in the following:

(in millions)	Type (number of properties)	Net Proceeds	Gain/(Loss)
2001	Community center(1), regional mall(1) and office building(1)	$19.6	$2.6
2000	Community center(4), regional mall(2) and office building(1)	$114.6	$19.7

            In January 2003, we sold four Properties with a carrying amount of $27.4 million for a gain. The Properties' cash flows and results of operations were not material to our cash flows and results of operations and their removal from service will not materially affect our ongoing operations.

  Impairment

            In 2001, in connection with our anticipated disposal of nine Properties identified as held for sale we recorded a $47.0 million expense for the impairment. As discussed above, we disposed of seven of the nine assets held for sale in 2002. In general, the overall decline in the economy has caused tenants to vacate space at certain non-core Properties decreasing occupancy rates and leading to declines in the fair values of these assets due to decreased profitability. In addition, we committed to a plan to dispose of these assets. We estimated the impairment of these assets using a combination of cap rate analysis and discounted cash flows from the individual Properties' operations as well as contract prices, if applicable. The nine properties' cash flows and results of operations were not material to our cash flows and results of operations and their removal from service will not materially affect our ongoing operations. The total carrying amounts of these properties were $87.2 million at December 31, 2001 and were included in investment properties.

            We also recorded a $10.6 million expense for the impairment of two Properties for the year ended December 31, 2000 for the same reasons discussed above. We sold these two properties in 2001.

            We wrote off miscellaneous technology and other investments of $2.7 million in 2002 and $5.7 million in 2001. Both were included in other expense in the accompanying statements of operations and comprehensive income. In addition, in 2001 the Management Company decided to postpone further development of clixnmortar, a technology investment. As a result, the Management Company wrote off its investment in clixnmortar of which our share was a net $13.9 million.

5.    Pro Forma and Balance Sheet data

            The following unaudited pro forma summary financial information combines the consolidated results of the Operating Partnership as if the following transactions had occurred on January 1, 2001 and were carried forward through December 31, 2002:

  •
  the Rodamco acquisition and acquisition of the remaining two-thirds ownership interest in Copley Place

  •
  the sale of partnership interests to Teachers

  •
  the sale of our interests in five value oriented super-regional malls to Mills Corporation

  •
  the issuance of 9,000,000 units to Simon Property, and

  •
  the remaining proceeds necessary to fund these acquisitions was permanently financed by a portion of the issuance of $500.0 million of debt issued on August 21, 2002

            We prepared the unaudited pro forma summary information based upon assumptions we deemed appropriate. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the Rodamco acquisition had been consummated at January 1, 2001, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31,
	2002 (1)	2001 (2)
Total revenue	$2,236,474	$2,186,713

Income before extraordinary items and cumulative effect of accounting change	$545,805	$293,042

Net income available to unitholders (1)	$484,571	$214,060

Income before extraordinary items and cumulative effect of accounting change per unit — basic	$1.91	$0.88

Income before extraordinary items and cumulative effect of accounting change per unit — diluted	$1.90	$0.88

Net income available to unitholders per unit — basic	$1.97	$0.87

Net income available to unitholders per unit — diluted	$1.96	$0.87

  (1)
  The pro forma results of operations for 2002 presented above include the impact of the gains on asset sales, net, which are described in Note 4.

  (2)
  The pro forma results of operations for 2001 presented above include the impact of the impairment on investment properties, which is described in Note 4.

            The following summarized balance sheet represents the impact of the Rodamco acquisition and the acquisition of the remaining two-thirds interest in Copley Place:

2002
Investment properties, at cost	$1,110,120
Cash and cash equivalents	9,272
Tenant receivables	8,786
Investment in unconsolidated entities	518,390
Deferred costs, other assets, and minority interest	25,537
Notes and advances from the Management Company and affiliates	26,433

Total assets	$1,698,538

Mortgages and other indebtedness	$458,897
Accounts payable, accrued expenses, accrued environmental, severance and other expenses	108,356
Other liabilities	8,326

Total liabilities	$575,579

6.      Investment Properties

        Investment Properties consist of the following:

	December 31,
	2002	2001
Land	2,001,544	$1,960,623
Buildings and improvements	11,964,906	10,972,343

Total land, buildings and improvements	13,966,450	12,932,966
Furniture, fixtures and equipment	119,360	99,013

Investment properties at cost	14,085,810	13,031,979
Less — accumulated depreciation	2,204,743	1,863,682

Investment properties at cost, net	$11,881,067	$11,168,297

Construction in progress included in investment properties	$136,622	$111,217

7.      Investments in Unconsolidated Entities

        Joint ventures are common in the real estate industry. We use joint ventures to finance certain properties and to diversify our risk in a particular asset or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 68 Properties as of December 31, 2002 and in 70 Properties as of December 31, 2001. As discussed in Note 2, since we do not fully control these joint venture Properties, our accounting policy and accounting principles generally accepted in the United States require that we account for these Properties on the equity method of accounting. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Partners in our joint ventures may initiate these provisions at any time, which could result in either the use of available cash or borrowings to acquire or sell the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items, major captions of assets and liabilities as well as the statements of operations for joint venture interests sold or consolidated, when we have acquired an additional interest in a joint venture and have as a result, gained control of the Property. These line items include "Discontinued

Joint Venture Interests" to present comparative balance sheets and results of operations for those joint venture interests held as of December 31, 2002.

	December 31,
BALANCE SHEETS	2002	2001
Assets:
Investment properties, at cost	$8,157,283	$6,952,075
Less — accumulated depreciation	1,327,751	1,070,594

	6,829,532	5,881,481
Net investment properties, at cost of Discontinued Joint Venture Interests	—	999,184
Cash and cash equivalents	199,209	166,666
Tenant receivables	199,421	164,642
Investment in unconsolidated entities	6,966	—
Other assets	190,541	134,511
Other assets of Discontinued Joint Venture Interests	—	101,867

Total assets	$7,425,669	$7,448,351

Liabilities and Partners' Equity:
Mortgages and other notes payable	$5,306,465	$4,721,711
Mortgages of Discontinued Joint Venture Interests	—	967,677

	5,306,465	5,689,388
Accounts payable, accrued expenses, and deferred revenues	289,126	191,398
Other liabilities	73,559	86,332
Other liabilities of Discontinued Joint Venture Interests	—	28,715

Total liabilities	5,669,150	5,995,833
Preferred units	125,000	—
Partners' equity	1,631,519	1,452,518

Total liabilities and partners' equity	$7,425,669	$7,448,351

The Operating Partnership's Share of:
Total assets	$3,121,271	$3,084,342

Partners' equity	$717,061	$746,537
Add: Excess Investment	831,728	563,278

The Operating Partnership's net Investment in Joint Ventures	$1,548,789	$1,309,815

Mortgages and other notes payable	$2,279,609	$2,392,522

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities. We periodically review our ability to recover the carrying values of our investments in the joint venture Properties. If we conclude that any portion of our investment, including the excess investment, is not recoverable, we record an adjustment to write off the unrecoverable amounts.

            As of December 31, 2002, scheduled principal repayments on joint venture indebtedness were as follows:

2003	$ 356,235
2004	532,143
2005	998,393
2006	803,982
2007	410,551
Thereafter	2,196,758

Total principal maturities	5,298,062
Net unamortized debt premiums	8,403

Total mortgages and other notes payable	$5,306,465

            This debt becomes due in installments over various terms extending through 2012 with interest rates ranging from 1.75% to 9.05% and a weighted average rate of 6.27% at December 31, 2002.

	For the Year Ended December 31,
STATEMENTS OF OPERATIONS	2002	2001	2000
Revenue:
Minimum rent	$ 808,607	$ 691,469	$ 651,643
Overage rent	29,279	25,640	28,151
Tenant reimbursements	409,925	349,134	333,887
Other income	52,588	44,724	39,511

Total revenue	1,300,399	1,110,967	1,053,192
Operating Expenses:
Property operating	210,800	182,489	173,074
Depreciation and amortization	234,775	203,910	193,755
Real estate taxes	126,498	111,983	116,368
Repairs and maintenance	71,054	51,689	47,040
Advertising and promotion	39,164	36,405	34,556
Provision for credit losses	9,168	5,070	9,194
Other	34,421	20,545	15,220

Total operating expenses	725,880	612,091	589,207

Operating Income	574,519	498,876	463,985
Interest Expense	338,299	307,826	304,595

Income Before Unconsolidated Entities and Minority Interest	236,220	191,050	159,390
Income from unconsolidated entities	3,062	—	—
Minority interest	(751)	—	—
Loss on Sale of Assets	—	—	(6,990)

Income from Continuing Operations	238,531	191,050	152,400
Income from Discontinued Joint Venture Interests	14,346	32,562	29,654

Income Before Extraordinary Items and Cumulative Effect of Accounting Change ("IBEC")	252,877	223,612	182,054
Cumulative Effect of Accounting Change	—	(3,011)	(3,948)
Extraordinary Items — Debt Extinguishments	—	(295)	(1,842)

Net Income	$252,877	$220,306	$176,264

Third-Party Investors' Share of IBEC	$148,853	$134,931	$103,506

The Operating Partnership's Share of IBEC	$104,024	$88,681	$78,548
Amortization of Excess Investment	26,635	21,279	20,972

Income from Joint Ventures	$77,389	$67,402	$57,576

  European Investment

            We have a 33.0% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers. Our total current investment in ERE and BEG, including subordinated debt, is approximately $75.2 million. The translation adjustment resulting from the conversion of BEG and ERE's financial statements from Euros to U.S. dollars was not significant for the years ended December 31, 2002, 2001 and 2000. The agreements with BEG and ERE are structured to allow us to acquire an additional 28.3% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $50 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2004-2008. As of December 31, 2002, ERE and BEG had five Properties open in Poland and two in France. One additional property opened in France in February 2003. During the third quarter of 2001 to simplify our organizational structure, the Management Company transferred to us its interest in ERE at its carrying value of $29.9 million, which approximated its fair value, through the intercompany note.

  The Management Company

            As of December 31, 2002, we owned voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock was owned by three Simon family members. As of December 31, 2002, we accounted for our investment in the Management Company using the equity method of accounting, because we exercised significant influence but not control over the financial and operating policies of the Management Company. Our ownership interest and our note receivable from the Management Company entitled us to approximately 98% of the after-tax economic benefits of the Management Company's operations.

            The Management Company elected to become a taxable REIT subsidiary ("TRS") effective January 1, 2001. The Operating Partnership and the Management Company performed the following recapitalization transactions in order to implement our TRS strategy. We contributed our ownership in clixnmortar, Inc. at its carrying value of $22.6 million, which approximated its fair value, and $0.4 million to the Management Company in exchange for 2,140 shares of 6% Cumulative Class B preferred stock of the Management Company on March 31, 2001. In addition, we contributed $60.2 million of its note receivable from the Management Company in exchange for 5,600 shares of 6% Cumulative Class C preferred stock on December 31, 2001. Our economic ownership of the Management Company increased to approximately 98% from 90% as a result of these transactions. Finally, we agreed to reduce the interest rate on the note receivable from the Management Company to 7% from 11% effective January 1, 2002 to more accurately reflect current interest rate conditions.

            As of December 31, 2002 and 2001, amounts due from the Management Company for unpaid accrued interest and unpaid accrued preferred dividends were not material to the consolidated financial statements. Included in other income, we recorded interest income and preferred dividends from the Management Company of the following:

	For the Year Ended December 31,
	2002	2001	2000
Interest and preferred dividends	$13,620	$13,638	$13,140

            We incurred total costs on consolidated Properties related to services provided by the Management Company and its affiliates as follows:

For the Year Ended December 31,
2002	2001	2000
$75,963	$86,488	$86,238

            Common costs are allocated by the Management Company to us, based primarily on minimum and overage rent, using assumptions that we believe are reasonable. In addition, the Management Company also provides services to Melvin Simon & Associates, Inc. ("MSA"), and other non-owned properties for a fee. Fees for services provided by the Management Company and its affiliates to our unconsolidated joint ventures and MSA were as follows:

	For the Year Ended December 31,
	2002	2001	2000
Fees charged to unconsolidated joint ventures	$67,092	$55,717	$61,332
Fees charged to MSA	$3,225	$4,249	$4,246

            Summarized consolidated financial information of the Management Company and a summary of our investment in and share of income from the Management Company follows. The summary excludes the effects of the Management Company's ownership of MerchantWired LLC.

	December 31,
BALANCE SHEET DATA:	2002	2001
Total assets	$ 210,367	$ 232,024
Notes payable to the Operating Partnership at 7%, due 2008, and advances	75,105	79,738
Shareholders' equity	54,562	75,948
Our share of total assets	$208,347	$229,434

Our net investment in the Management Company	$95,517	$107,719

	For the Year Ended December 31,
OPERATING DATA:	2002	2001	2000
Total revenue	$ 130,988	$ 108,302	$ 87,442
Operating (loss) income	33,571	(5,526)	31,114
Net income available for common shareholders excluding losses from MerchantWired LLC	$30,552	$14,474	$35,890

Our share of net income (loss) after intercompany profit elimination:
Management Company income excluding losses from MerchantWired LLC	$14,116	$15,365	$30,846
Losses from MerchantWired LLC	(32,742)	(18,104)	(4,100)

Total net income (loss)	$(18,626)	$(2,739)	$26,746

            The losses from MerchantWired LLC presented above and in the accompanying statements of operations and comprehensive income include our indirect share of the operating losses of MerchantWired LLC of $10.2 million, after a tax benefit of $6.2 million. The operating losses include our share of an impairment charge of $4.2 million, after tax. Finally, the losses from MerchantWired LLC include our indirect share of the write-off of the technology investment in MerchantWired LLC of $22.5 million, after a tax benefit of $9.4 million.

            The members of MerchantWired LLC, including the Management Company, agreed to sell their interests in MerchantWired LLC under the terms of a definitive agreement with Transaction Network Services, Inc ("TNSI"). The transaction was expected to close in the second quarter of 2002, but in June 2002, TNSI unexpectedly informed the members of MerchantWired LLC that it would not complete the transaction. As a result, MerchantWired LLC shut down its operations and transitioned its customers to alternate service providers, which was completed by September 3, 2002. Accordingly, the Management Company wrote-off its investment in and advances to MerchantWired LLC. This resulted in our $38.8 million share of a write-off before tax, $22.5 million net of tax, which includes a $7.0 million write-down in the carrying amount of the infrastructure, consisting of broadband cable and the related connections and routers ("Cable"). We have not made any, nor do we expect to make, additional cash contributions to MerchantWired LLC.

            We and the other members of MerchantWired LLC paid $49.5 million directly to a MerchantWired LLC vendor to purchase the Cable in satisfaction of a lease guarantee obligation, of which our share was $26.3 million. As a result, we now own and control the Cable in our properties. The amount of the Cable acquired totaled $19.3 million. The Cable was installed in both consolidated and joint venture Properties and is being amortized over four years. We are currently using the Cable for connectivity to our mall management offices and we are evaluating other opportunities to use the Cable, which may benefit our current and future operations, either directly or indirectly.

8.      Indebtedness and Derivative Financial Instruments

        Our mortgages and other notes payable consist of the following:

	December 31,
	2002	2001
Fixed-Rate Debt
Mortgages and other notes, including net premium of $29,683 and net discount of $3,535 respectively. Weighted average interest and maturity of 7.3% and 7.0 years	$2,602,640	$2,182,552
Unsecured notes, including $17,770 and $17,167 net discounts, respectively. Weighted average interest and maturity of 6.9% and 5.0 years.	4,972,230	4,722,833
6 3/4% Putable Asset Trust Securities, including $236 and $476 premiums, respectively, due November 2003.	100,236	100,476
7% Mandatory Par Put Remarketed Securities, including $5,011 and $5,083 premiums, respectively, due June 2028 and subject to redemption June 2008.	205,011	205,083
Commercial mortgage pass-through certificates. Five classes bearing interest at weighted average rates and maturities of 7.3% and 2.0 years.	173,693	175,000

Total fixed-rate debt	8,053,810	7,385,944
Variable-Rate Debt
Mortgages and other notes, including $0 and $32 premiums, respectively. Weighted average interest and maturity of 3.1% and 2.0 years.	$852,467	$933,038
Credit Facility (see below)	308,000	188,000
Euro Facility (see below)	59,078	50,202
Commercial mortgage pass-through certificates, interest at 6.2%, due December 2004.	49,112	50,000
Unsecured term loans. Weighted average rates and maturities of 2.1% and 1.2 years.	215,000	237,929

Total variable-rate debt	1,483,657	1,459,169
Fair value interest rate swaps	8,614	(3,735)

Total mortgages and other notes payable, net	$9,546,081	$8,841,378

            General.    We have pledged 73 Properties as collateral to secure related mortgage notes including 8 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 Properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Of our 73 encumbered Properties, indebtedness of 44 of these encumbered Properties and our unsecured notes is subject to financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and notes payable may be prepaid but are generally subject to prepayment of a yield-maintenance premium.

            Mortgages and Other Notes.    The net book value of our 73 encumbered Properties was $4.1 billion at December 31, 2002. The fixed and variable mortgage notes are nonrecourse. The fixed-rate mortgages generally require monthly payments of principal and/or interest. Variable-rate mortgages are typically based on LIBOR.

            Some of our limited partners guarantee a portion of our consolidated debt through foreclosure guarantees. In total, thirty-five limited partners provide guarantees of foreclosure of $382.1 million of our consolidated debt at 17 consolidated Properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged Property, the proceeds from the sale of the Property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the Property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

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

            On August 6, 2001, we issued $277.0 million of debt secured by four Properties at a fixed rate of 6.99% and issued $110.0 million of debt encumbering one office complex at LIBOR plus 115 basis points. The proceeds from these transactions and excess cash flow were used to retire the third tranche totaling $435.0 million of the $1.4 billion credit facility ("CPI Facility") that we used to finance our combination with Corporate Property Investors, Inc.

            Unsecured Notes.    We have $835.0 million of unsecured notes that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.5% and weighted average maturities of 5.7 years. We guarantee certain of the unsecured notes.

            On February 28, 2002, we refinanced a $150.0 million variable rate term loan, with essentially the same terms, and extending its maturity date to February 28, 2003 with our option to exercise a one-year extension of the maturity date. We exercised this option subsequent to December 31, 2002 to extend the maturity date of this loan to February 28, 2004.

            On March 15, 2002, we retired $250.0 million of 9% bonds with proceeds from our $1.25 billion unsecured corporate credit facility (the "Credit Facility").

            On August 21, 2002, we issued $500.0 million of our senior unsecured notes to institutional investors pursuant to Rule 144A in two tranches. Subsequent to December 31, 2002, our registration statement under the Securities Act of 1933 related to an offer to exchange the notes of each series for registered notes with substantially identical economic terms was declared effective. The first tranche is $150.0 million bearing an interest rate of 5.375% due August 28, 2008 and the second tranche is $350.0 million bearing an interest rate of 6.35% due August 28, 2012. The net proceeds of $495.4 million from the offering were used to pay off the $600.0 million acquisition credit facility and to reduce borrowings on the Credit Facility.

            On January 11, 2001, we issued $500.0 million of senior unsecured notes to institutional investors pursuant to Rule 144A in two tranches. The first tranche is $300.0 million bearing an interest rate of 7 3/8% due January 20, 2006 and the second tranche is $200.0 million bearing an interest rate of 7 3/4% due January 20, 2011. The net proceeds of the offering were used to repay the remaining portion of the indebtedness under the CPI Facility.

            On October 26, 2001, we completed the sale of $750.0 million of 6.375% senior unsecured notes due November 15, 2007. Net proceeds from the offering were initially used to reduce the outstanding balance of the Credit Facility.

            Credit Facility.    We refinanced the existing $1.25 billion unsecured revolving Credit Facility on April 16, 2002. As a result, the Credit Facility's maturity date was extended to April 16, 2005 with a one-year extension of the maturity date available at our option. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating, with an additional 15 basis point facility fee on the entire $1.25 billion. We use the Credit Facility primarily for funding acquisition, renovation and expansion and predevelopment opportunities and general corporate purposes. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

	As of December 31,
	2002	2001
Total Facility Amount	$1,250,000	$1,250,000
Borrowings	(308,000)	(188,000)
Letters of credit	(23,651)	(4,481)

Remaining Availability	$918,349	$1,057,519

Effective Interest rate	2.03%	2.53%

Maximum borrowings during the period ended	$743,000	$863,000

Average borrowings during the period ended	$411,263	$581,488

        Acquisition Facility.    On May 1, 2002, in connection with the Rodamco acquisition described in Note 4, we secured a $600 million 12-month acquisition credit facility that bore interest at LIBOR plus 65 basis points. The acquisition facility was paid off with proceeds of $172.3 million from the sale of our interests in five value oriented super-regional malls described in Note 4, net proceeds of $321.4 million from the stock offering described in Note 10, $100.0 million from the August $500.0 million senior note offering described above, and available cash.

            Euro Facility.    On July 31, 2000, we entered into a Euro-denominated unsecured credit agreement to fund our European investment. This credit agreement consists of a €25 million term loan and a €35 million revolving credit facility. The interest rate for each loan is Euribor plus 60 basis points, with a facility fee of 15 basis points. The interest rate on 30 million Euros is swapped at 7.75%. The maturity date is July 31, 2003.

  Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2002 were as follows:

2003	$939,882
2004	1,615,606
2005	896,788
2006	1,167,415
2007	1,478,053
Thereafter	3,422,564

Total principal maturities	9,520,308
Net unamortized debt discounts and other	25,773

Total mortgages and other notes payable	$9,546,081

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

For the year ended December 31,
2002	2001	2000
$591,328	$588,889	$646,184

  Derivative Financial Instruments

            Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations. We manage exposure to interest rate market risk through our risk management strategy by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. We are also exposed to foreign currency risk on financings of certain foreign operations. We have also entered into a foreign currency forward contract as part of our risk management strategy to manage foreign currency exchange risk. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

            We may enter into treasury lock agreements as part of a anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged in to net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income and is amortized to interest expense over the life of the debt agreement.

            As of December 31, 2002, we have reflected the fair value of outstanding consolidated derivatives in other assets for $11.0 million, in other liabilities for $9.7 million, and in mortgages and other indebtedness of $8.6 million. In addition, we recorded the benefit from our treasury lock agreement in accumulated comprehensive income for $2.2 million. As of December 31, 2002, our outstanding derivative contracts consist of:

  •
  LIBOR based interest rate cap protection agreements with a notional amount of $296.9 million that mature from August 2003 to January 2005,

  •
  LIBOR and EURIBOR based fixed interest rate swap agreements with a notional amount of $562.3 million that mature from June 2003 to December 2004, and

  •
  LIBOR based variable rate swap agreements with a notional amount of $675.0 million that mature in June 2003 and February 2004.

            As of December 31, 2002, our joint ventures have derivative instruments consisting of interest rate cap agreements with a notional amount of $894.4 million that have an immaterial fair value and an interest rate lock agreement for a notional amount of $120.0 million and a fair value liability of $1.2 million. Within the next twelve months, we expect to reclassify to earnings approximately our $2.8 million share of expense of the current balance held in accumulated other comprehensive income.

  Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimated the fair values of combined fixed-rate mortgages using cash flows discounted at current borrowing rates and other notes payable using cash flows discounted at current market rates. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other notes payable are summarized as follows:

	December 31,
	2002	2001
Fair value of fixed-rate mortgages and other notes payable	$8,816,981	$7,909,049
Discount rates assumed in calculation of fair value	4.41%	6.86%

9.      Rentals under Operating Leases

        Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2002, are as follows:

2003	$1,094,565
2004	1,001,717
2005	902,905
2006	799,001
2007	679,066
Thereafter	2,087,887

$6,565,141

            Approximately 0.9% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the Operating Partnership.

10.  Partners' Equity

  Unit Issuances

            On February 26, 2002, a limited partner exchanged 100,000 units for 100,000 shares of Simon Property common stock. On June 24, 2002, three limited partners exchanged 73,442 units for 73,442 shares of Simon Property common stock. We issued 671,836 units to Simon Property related to employee stock options exercised during 2002. We used the net proceeds from the option exercises of approximately $15.7 million for general working capital purposes. Also, see Series A Convertible Preferred Unit conversions discussed below.

            We issued 9,000,000 units to Simon Property in connection with Simon Property's public offering of 9,000,000 shares of common stock on July 1, 2002. We used the net proceeds of $321.4 million to pay down a portion of the $600.0 million Rodamco acquisition credit facility.

  Preferred Units

            The following table summarizes each of the authorized series of preferred units of the Operating Partnership:

	As of December 31,
	2002	2001
Series A 6.5% convertible preferred units, 209,249 units authorized, 0 and 49,839 issued and outstanding to the general partner, respectively	$—	$63,688
Series B 6.5% convertible preferred units, 5,000,000 units authorized, 4,830,057 issued and outstanding to the general partner	449,196	449,196
Series C 7.00% cumulative convertible preferred units, 2,700,000 units authorized and 2,600,895 issued and outstanding	72,824	72,824
Series D 8.00% cumulative redeemable preferred units, 2,700,000 units authorized and 2,600,895 issued and outstanding	78,028	78,028
Series E 8.00% cumulative redeemable preferred units, 1,000,000 units authorized, 1,000,000 issued and outstanding to the general partner	24,656	24,449
Series F 8.75% cumulative redeemable preferred units, 8,000,000 units authorized, issued and outstanding to the general partner	192,989	192,989
Series G 7.89% cumulative step-up premium rate convertible preferred units, 3,000,000 units authorized, issued and outstanding to the general partner	147,413	147,144

	$965,106	$1,028,318

            Series A 6.5% Convertible Preferred Units.    Each Series A 6.5% convertible preferred unit had a liquidation value of $1,000, accrued distributions at a rate of $65.53 annually and was convertible into 37.995 units, subject to adjustment under certain circumstances, when the corresponding series of Simon Property preferred stock was converted into common stock. During 2002, all of the remaining 49,839 Series A convertible preferred units were converted into 1,893,651 units. In addition, during 2002, another 19,375 units were issued in lieu of the cash dividends allocable to those preferred units. During 2001, 1,220 Series A convertible preferred units were converted into 46,355 units. In addition, during 2001, another 442 units were issued in lieu of the cash dividends allocable to those preferred units.

            Series B 6.5% Convertible Preferred Units.    Each Series B 6.5% convertible preferred unit has a liquidation value of $100.00, accrues distributions at the rate of $6.50 annually and is convertible into 2.586 units, subject to adjustment under certain circumstances, when the corresponding series of Simon Property preferred stock is converted into common stock. Simon Property may redeem the corresponding series of preferred stock on or after September 24, 2003 at a price beginning at 105% of the liquidation value plus accrued dividends and declining to 100% of the liquidation value accrued dividends at any time on or after September 24, 2008. If the corresponding preferred stock is redeemed, the Series B preferred units would also be redeemed.

            Series C 7.00% Cumulative Convertible Preferred Units.    Each Series C 7.00% cumulative convertible preferred unit has a liquidation value of $28.00 and accrues cumulative distributions at a rate of $1.96 annually, which is payable quarterly in arrears. The Series C preferred units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of Simon Property with terms substantially identical to the Series C preferred units or into units at a ratio of 0.75676 to one provided that the closing stock price of Simon Property common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. The Operating Partnership may redeem the Series C preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in units. In the event of the death of a holder of Series C preferred units, or the occurrence of certain tax triggering events, the Operating Partnership may be required to redeem the Series C preferred units at their liquidation value payable at the option of the Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or units.

            Series D 8.00% Cumulative Redeemable Preferred Units.    Each Series D 8.00% cumulative redeemable preferred unit has a liquidation value of $30.00 and accrues cumulative distributions at a rate of $2.40 annually, which is payable quarterly in arrears. The Series D preferred units are each paired with one Series C preferred unit or the units into which the Series C preferred units may be converted. The Operating Partnership may redeem the Series D preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the Operating Partnership having the same terms as the Series D preferred units, except that the distribution coupon rate would be reset to a market rate, or in units. The Series D preferred units are convertible at the holder's option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of Simon Property with terms substantially identical to the Series D preferred units. In the event of the death of a holder or the occurrence of certain tax triggering events, the Operating Partnership may be required to redeem the Series D preferred units owned by such holder at their liquidation value payable at the option of the Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or units.

            Series E 8.00% Cumulative Redeemable Preferred Units.    Each Series E 8.00% cumulative redeemable preferred unit has a liquidation value of $25.00 per unit and accrues cumulative distributions at the rate of $2.00 annually. The corresponding series of Simon Property preferred stock is redeemable beginning August 27, 2004 at $25.00 per share plus accrued dividends. The carrying value is being accreted to the liquidation value over the non-redeemable period. If the corresponding Series of preferred stock is redeemed, the Series E preferred units would also be redeemed.

            Series F 8.75% Cumulative Redeemable Preferred Units.    Each Series F 8.75% cumulative redeemable preferred unit has a liquidation value of $25.00 and accrues distributions at the rate of $2.1875 annually. The corresponding series of Simon Property preferred stock may be redeemed any time on or after September 29, 2006, at $25.00 per share, plus accrued dividends. The liquidation value (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of Simon Property, which may include other series of preferred shares. If the corresponding series of preferred stock is redeemed, the Series F preferred units would also be redeemed.

            Series G 7.89% Cumulative Step-Up Premium Rate Preferred Units.    Each Series G 7.89% cumulative step-up premium rate preferred unit has a liquidation value of $50.00 and currently accrues distributions at the rate of $3.945 annually. Beginning October 1, 2012, the annual distribution rate increases to $4.945. Management intends to redeem the corresponding series of Simon Property preferred stock prior to October 1, 2012. Beginning September 30, 2007, Simon Property may redeem the corresponding preferred stock in whole or in part, using the proceeds of other capital stock of Simon Property, at the liquidation value of $50.00 per share, plus accrued dividends. If the corresponding series of preferred stock is redeemed, the Series G preferred units would also be redeemed.

  Notes Receivable from Former CPI Shareholders

            Notes receivable of $18,297 from former CPI shareholders, which result from securities issued under CPI's executive compensation program, were converted to shares of stock in Simon Property in connection with the 1998 CPI Merger. Simon Property contributed the notes receivable to us in exchange for units. We recorded the notes receivable as an adjustment to the partners' capital accounts in the accompanying financial statements. Certain of such notes totaling $648 bear interest at rates ranging from 6.00% to 7.50%. The remainder of the notes do not bear interest and become due at the time the underlying stock is sold.

  Note Receivable from Simon Property

            In 1999, Simon Property borrowed $92.8 million from us at 7.8% interest with a maturity of December 2009. Simon Property used the proceeds to purchase a noncontrolling 88% interest in one Property. Simon Property contributed its interest in the Property to us in exchange for 3,617,070 units. The note receivable from Simon Property is recorded as a reduction of partners' equity.

  The Simon Property Group 1998 Stock Incentive Plan

            We, along with Simon Property, have a stock incentive plan (the "1998 Plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. As of December 31, 2002, Simon Property had reserved 11,300,000 shares for issuance under the 1998 Plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase units for cash in an amount equal to the fair market value of such shares.

            Administration.    The 1998 Plan is administered by Simon Property's Compensation Committee (the "Committee"). The Committee, in its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the shares on the date of grant. Employee Options generally vest over a three-year period and expire ten years from the date of grant.

            Director Options.    The 1998 Plan provides for automatic grants of Options to directors ("Director Options") of Simon Property who are not also employees of the Operating Partnership or its affiliates ("Eligible Directors"). Under the 1998 Plan, each Eligible Director is automatically granted Director Options to purchase 5,000 shares upon the director's initial election to the Board of Directors, and upon each reelection, an additional 3,000 Director Options multiplied by the number of calendar years that have elapsed since such person's last election to the Board of Directors. The exercise price of the options is equal to the fair market value of the shares on the date of grant. Director Options become vested and exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of Simon Property (as defined in the 1998 Plan). Director Options terminate 30 days after the optionee ceases to be a member of the Board of Directors.

            Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to growth targets established by the Compensation Committee (the "Restricted Stock Program"). Restricted stock is issued on the grant date and vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2002 a total of 2,676,736 shares of restricted stock, net of forfeitures, have been awarded under the plan. No shares of restricted stock were issued under the plan in 2002. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2002	2001	2000
Restricted stock shares awarded, net of forfeitures	(21,070)	454,726	417,994
Weighted average grant price	$0.00	$25.85	$23.25
Amortization expense	$8,957	$11,512	$11,770

            Prior to our change in accounting for stock options as mentioned in Note 3, we accounted for stock-based compensation programs using the intrinsic value method. This method measures compensation expense as the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Options granted to Directors in 2002 vest over a twelve-month period. No employee options were granted in 2002. The impact on pro forma net income and earnings per share as a result of applying the fair value method, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation costs measured at the grant date based on the fair value of the award, was not material.

            The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Weighted Average Fair Value per Option	$2.78	$1.82	$1.57
Expected Volatility	18.7%	20.45 – 20.58%	20.00 – 20.01%
Risk-Free Interest Rate	4.85%	4.85 – 5.33%	6.08 – 6.47%
Dividend Yield	6.9%	7.36 – 7.83%	8.68 – 7.76%
Expected Life	6 Years	10 years	10 years

            The weighted average remaining contract life for options outstanding as of December 31, 2002 was 6.25 years.

            Information relating to Director Options and Employee Options from December 31, 1999 through December 31, 2002 is as follows:

	Director Options		Employee Options
	Options	Option Price per Share (1)	Options	Option Price per Share (1)
Shares under option at December 31, 1999	132,080	$25.49	1,857,666	$24.95

Granted	24,000	26.03	726,750	23.41
Exercised	(1,360)	24.63	(43,350)	23.44
Forfeited	—	N/A	(28,000)	23.41

Shares under option at December 31, 2000	154,720	$25.67	2,513,066	$24.55

Granted	26,000	26.09	1,085,836	25.40
Exercised	(11,000)	24.93	(372,226)	22.99
Forfeited	—	N/A	(48,925)	23.94

Shares under option at December 31, 2001	169,720	$25.86	3,177,751	$25.03

Granted	24,000	33.68	—	—
Exercised	(6,360)	22.29	(665,476)	23.44
Forfeited	(9,000)	27.05	(7,225)	24.25

Shares under option at December 31, 2002	178,360	$26.97	2,505,050	$25.46

Exercise price range		$22.25-$33.68		$22.25-$30.38

Options exercisable at December 31, 2000	130,720	$25.61	1,705,900	$24.77

Options exercisable at December 31, 2001	143,720	$25.81	1,753,218	$25.11

Options exercisable at December 31, 2002	154,360	$25.93	1,695,750	$25.67

(1)
Represents the weighted average price when multiple prices exist.

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

  Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock of Simon Property on a one-for-one basis or cash, as selected by the Simon Property Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. At December 31, 2002, Simon Property had reserved 63,746,013 shares for possible issuance upon the exchange of units.

11.    Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale to Teachers. Although the Complaint seeks unspecified damages, Triple Five has submitted a report of a purported expert witness that attempts to quantify its damages at between approximately $80 million and $160 million. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties. The parties are currently filing pretrial motions and no trial date has been set. Given that the case is still in the pre-trial stage, it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any. We believe that the Triple Five litigation will not have a material adverse effect on our financial position or results of operations. In connection with the financing, the Operating Partnership agreed to indemnify the mortgage loan lenders and other nonparties to the litigation for certain costs, including litigation expenses and damages.

            Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al.    On October 16, 1996, a complaint was filed by 27 former employees of DeBartolo Realty Corporation and DeBartolo Properties Management, Inc. in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Agostinelli et al. v. DeBartolo Realty Corp. et al., Case No. 96CV02607 for an alleged breach of contract related to DRC's Stock Incentive Plan. Our liability with respect to this the litigation was discharged in exchange for our payment of $14 million less applicable withholding for taxes. The final settlement resulted in an additional $3.1 million of expense and has been included in other expense in the accompanying consolidated statement of operations and comprehensive income.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Lease Commitments

            As of December 31, 2002, a total of 34 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2003 to 2090. These ground leases generally require us to make payments of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense as follows:

For the year ended December 31,
2002	2001	2000
$13,976	$13,786	$13,654

            Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

2003	$8,023
2004	7,560
2005	7,596
2006	7,707
2007	7,761
Thereafter	505,994

$544,641

  Insurance

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company, has agreed to indemnify our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. We have two separate terrorism insurance programs, one for Mall of America and a second covering all other Properties. Each program covers both domestic and foreign acts of terrorism and has a separate $300 million policy aggregate limit in total. The policies also provide for a guaranteed aggregate reinstatement provision in case of a second loss from a covered terrorist act. These programs are in place through the remainder of 2003. We believe we are in compliance with all insurance provisions of our debt agreements regarding insurance coverage.

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2002, we have guaranteed or have provided letters of credit to support $60.1 million of our total $2.3 billion share of joint venture mortgage and other indebtedness. In January 2003, we were released from obligation under one of the guarantees for $15.7 million.

  Environmental Matters

            Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that we believe would have a material adverse impact on our financial position or results of operations. We are unaware of any instances in which we would incur significant environmental costs if we disposed of or abandoned any or all Properties.

  Energy Management Services

            On September 30, 1999, we entered into multi-year agreements with affiliates of Enron Corporation, for Enron Corporation to supply or manage all of the energy commodity requirements for the wholly-owned Properties and to provide certain services in connection with our tenant electricity redistribution program. Subsequently, many of our joint venture Properties entered into similar agreements. The agreements included electricity, natural gas and maintenance of energy conversion assets and electrical systems including lighting. As a result of Enron Corporation's December 2001 bankruptcy filing and ensuing failure to perform under the agreements, we assumed control over the management of our energy assets throughout the Portfolio. This includes the purchase and payment of utilities, tenant billings for utilities and maintenance and repair of energy assets. There has been no service interruption to our Properties or tenants. We recover the majority of these costs and expenses from our tenants. On August 29, 2002, the United States Bankruptcy Court for the Southern District of New York entered an order approving the terms of a negotiated settlement of all claims existing between our wholly owned and joint venture Properties, and Enron Corporation. As a result, all parties have been legally relieved of performance under the agreements. In addition, as part of this settlement, we received cash of $6.8 million as collections on receivables, $3.5 million as a cash settlement payment, and we reimbursed Enron Corporation $6.5 million for energy efficient capital equipment installed at our Properties. Finally, after reaching the negotiated settlement for both our and Enron Corporation's pre and post petition claims, and recognizing the unamortized portion of deferred revenue from a rate restructure agreement in 2001, we recorded $8.6 million of revenue, net, that is included in other income in the accompanying statement of operations and comprehensive income.

  Taubman Centers, Inc Tender Offer

            On December 5, 2002, Simon Property Acquisitions, Inc., a wholly-owned subsidiary of Simon Property, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. at a price of $18.00 per share in cash. On January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined Simon Property's tender offer and they jointly increased the tender offer to $20.00 per share net to the seller in cash. As of February 14, 2003, a total of 44,135,107 of the 52,207,756 common shares outstanding of Taubman Centers, Inc., were tendered into the offer. The expiration date of the tender offer has been extended to March 28, 2003. Under the terms of our partnership agreement, we pay the operating expenses of Simon Property. As a result, we have deferred approximately $4.0 million, net, in acquisition costs related to this acquisition. If Simon Property is unsuccessful in its efforts, then these costs will be expensed.

12.    Related Party Transactions

            On April 1, 2001, we became the managing general partner of SPG Administrative Services Partnership L.P. ("ASP"). In addition, we acquired an additional 24% partnership interest in ASP from the Management Company. Prior to acquiring the additional interest, ASP was recapitalized with $29.1 million from the Management Company, which was funded through the our note receivable from the Management Company, and $0.2 million which was funded through a reduction of ASP's note payable with us. We control ASP as a result of the transactions and ASP has been consolidated in our results since April 1, 2001. ASP was previously consolidated as part of the Management Company. The change in control and consolidation of ASP will not have a material impact on our results of operations and the other aspects of the transaction were not material. ASP employs the majority of our employees and was organized to provide services for the Management Company and its affiliates as well as multiple entities controlled by us.

            On December 28, 2000, Montgomery Ward LLC and certain of its related entities ("Ward") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On March 1, 2001, Kimco Realty Corporation led the formation of a limited liability company, Kimsward LLC ("Kimsward"). Kimsward acquired the right from the Bankruptcy Court to designate persons or entities to whom the Ward real estate assets were to be sold. The Management Company's interest in Kimsward was 18.5%. During 2001 the Management Company recorded $18.3 million of equity in income from Kimsward. In addition, we charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying statements of operations. The Management Company recorded $1.4 million of equity in income, before tax for the year ended December 31, 2002. The remaining investment in Kimsward at December 31, 2002 is not material

13.    New Accounting Pronouncements

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

14.    Quarterly Financial Data (Unaudited)

            Consolidated summarized quarterly 2002 and 2001 data is as follows:

2002	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Total revenue	$491,608	$513,768		$547,702		$618,682
Operating income	201,516	221,278		229,495		285,256
Income before extraordinary items and cumulative effect of accounting change	60,492	238,663	(1)	97,443		147,211
Net income available to unitholders	41,158	235,631		77,103		128,683
Net income before extraordinary items and cumulative effect of accounting change per unit — Basic	$0.17	$0.93		$0.32		$0.52
Net income per unit — Basic	$0.17	$1.00		$0.31		$0.52
Net income before extraordinary items and cumulative effect of accounting change per unit — Diluted	$0.17	$0.91		$0.32		$0.52
Net income per unit — Diluted	$0.17	$0.97		$0.31		$0.52
Weighted Average units Outstanding	236,167,366	236,585,501		247,608,832	(2)	247,614,261
Diluted Weighted Average units Outstanding	236,750,084	251,608,025		248,338,285		248,269,208
2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$487,209	$484,569	$496,447	$565,085
Operating income	208,433	208,947	214,698	199,903	(3)
Income before extraordinary items and cumulative effect of accounting change	62,724	69,803	69,884	78,622
Net income available to unitholders	41,630	50,457	50,330	59,634
Net income before extraordinary items and cumulative effect of accounting change per unit — Basic and Diluted (1)	$0.19	$0.21	$0.21	$0.25
Net income per unit — Basic and Diluted (1)	$0.18	$0.21	$0.21	$0.25
Weighted Average units Outstanding	235,271,163	235,708,099	235,964,645	236,045,560
Diluted Weighted Average units Outstanding	235,448,117	236,027,715	236,249,803	236,325,629

(1)
Includes net gains on sales of assets of $160.9 million.

(2)
Includes the issuance of 9,000,000 units on July 1, 2002.

(3)
The fourth quarter of 2001 includes an impairment charge of $47.0 million.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
By: Simon Property Group, Inc.,
General Partner
By:	/s/ DAVID SIMON David Simon Chief Executive Officer

March 31, 2003

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 31, 2003
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 31, 2003
/s/ HANS C. MAUTNER Hans C. Mautner	Vice Chairman of the Board of Directors	March 31, 2003
/s/ RICHARD SOKOLOV Richard Sokolov	President, Chief Operating Officer and Director	March 31, 2003
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 31, 2003
/s/ BIRCH BAYH Birch Bayh	Director	March 31, 2003

/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 31, 2003
/s/ G. WILLIAM MILLER G. William Miller	Director	March 31, 2003
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 31, 2003
/s/ J. ALBERT SMITH J. Albert Smith	Director	March 31, 2003
/s/ PHILIP J. WARD Philip J. Ward	Director	March 31, 2003
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 31, 2003
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 31, 2003

CERTIFICATIONS

          I, David Simon, certify that:

          1.      I have reviewed this Annual Report on Form 10-K of Simon Property Group, L.P.;

          2.      Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

          4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a.      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            c.      presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.      The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ DAVID SIMON David Simon, Chief Executive Officer of Simon Property Group, Inc., General Partner of Simon Property Group, L.P.

          I, Stephen E. Sterrett, certify that:

          1.      I have reviewed this Annual Report on Form 10-K of Simon Property Group, L.P.;

          2.      Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

          4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a.      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

            b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

            c.      presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's boards of directors (or persons performing the equivalent function):

            a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.      The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ STEPHEN E. STERRETT Stephen E. Sterrett, Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner of Simon Property Group, L.P.

REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To Simon Property Group, Inc.:

            We have audited the consolidated financial statements of Simon Property Group, L.P. and subsidiaries as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 6, 2003 (included elsewhere in this Form 10-K). Our audit also included "Schedule III: Real Estate and Accumulated Depreciation" as of December 31, 2002, for Simon Property Group, L.P. included in the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Indianapolis, Indiana February 6, 2003

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$10,694	$154	$18,335	$18,489	4,657	1993
Anderson Mall, Anderson, SC	30,097	1,712	18,072	1,363	7,029	3,075	25,101	28,176	8,957	1972
Arsenal Mall, Watertown, MA	35,357	15,505	47,680	0	802	15,505	48,482	63,987	4,468	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	6	4,170	11,406	59,862	71,268	8,980	1998 (Note 4)
Barton Creek Square, Austin, TX	0	3,540	20,699	7,983	40,707	11,523	61,406	72,929	17,545	1981
Battlefield Mall, Springfield, MO	86,541	3,919	27,310	3,225	39,167	7,144	66,477	73,621	24,398	1970
Bay Park Square, Green Bay, WI	24,606	6,775	25,623	4,133	15,807	10,908	41,430	52,338	5,844	1996 (Note 4)
Bergen Mall, Paramus, NJ	0	10,852	92,893	0	9,192	10,852	102,085	112,937	18,531	1996 (Note 4)
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,424	6,641	25,006	31,647	4,783	1996 (Note 4)
Bowie Town Center, Bowie, MD	52,605	2,710	65,044	235	5,116	2,945	70,160	73,105	3,644	2001
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	14,329	22,240	93,555	115,795	14,862	1996 (Note 4)
Brea Mall, Brea, CA	0	39,500	209,202	0	8,469	39,500	217,671	257,171	26,711	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	6,060	11,470	38,499	49,969	9,475	1994
Brunswick Square, Brunswick, NJ	45,000	8,436	55,838	0	22,520	8,436	78,358	86,794	14,013	1996 (Note 4)
Burlington Mall, Burlington, MA	0	46,600	303,618	0	5,050	46,600	308,668	355,268	37,572	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	27,108	98,287	2,500	31,023	29,608	129,310	158,918	22,734	1996 (Note 4)
Century III Mall, Pittsburgh, PA	88,844	17,251	117,822	10	2,323	17,261	120,145	137,406	41,140	1999 (Note 4)
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	11,409	0	66,147	66,147	9,282	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	0	3,257	9,641	0	14,722	3,257	24,363	27,620	5,612	1996 (Note 4)
Cheltenham Square, Philadelphia, PA	33,892	14,227	43,699	0	4,623	14,227	48,322	62,549	9,535	1996 (Note 4)
Chesapeake Square, Chesapeake, VA	47,000	11,534	70,461	0	4,874	11,534	75,335	86,869	14,833	1996 (Note 4)
Cielo Vista Mall, El Paso, TX	90,158	1,307	18,512	608	21,715	1,915	40,227	42,142	18,098	1974
College Mall, Bloomington, IN	49,729	1,012	16,245	722	21,120	1,734	37,365	39,099	15,033	1965
Columbia Center, Kennewick, WA	0	18,285	66,580	0	7,709	18,285	74,289	92,574	12,961	1996 (Note 4)
Coral Square, Coral Springs, FL	89,855	13,556	93,720	0	726	13,556	94,446	108,002	17,370	1984
Cordova Mall, Pensacola, FL	0	18,633	75,880	0	2,376	18,633	78,256	96,889	11,621	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	1,699	11,585	70,657	82,242	17,654	1996
Crossroads Mall, Omaha, NE	44,622	881	37,263	409	30,129	1,290	67,392	68,682	16,212	1994
Crystal River Mall, Crystal River, FL	16,018	5,661	20,241	0	4,413	5,661	24,654	30,315	4,082	1996 (Note 4)
DeSoto Square, Bradenton, FL	38,501	9,380	52,716	0	6,418	9,380	59,134	68,514	11,440	1996 (Note 4)
Eastern Hills Mall, Williamsville, NY	0	15,327	47,604	12	4,625	15,339	52,229	67,568	16,778	1996 (Note 4)
Eastland Mall, Tulsa, OK	0	3,124	24,035	518	7,623	3,642	31,658	35,300	11,476	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	6,505	11,529	113,886	125,415	17,249	1997 (Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	61,373	0	120,579	0	13,984	0	134,563	134,563	18,837	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	17,869	728	4,498	0	6,620	728	11,118	11,846	4,176	1973
Forest Village Park, Forestville, MD	0	1,212	4,625	757	4,796	1,969	9,421	11,390	3,675	1980
The Forum Shops at Caesars, Las Vegas, NV	175,000	0	72,866	0	61,662	0	134,528	134,528	37,126	1992

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	0	12,498	100,362	432	7,673	12,930	108,035	120,965	20,679	1996 (Note 4)
Greenwood Park Mall, Greenwood, IN	91,206	2,559	23,445	5,277	59,864	7,836	83,309	91,145	25,034	1979
Gulf View Square, Port Richey, FL	35,050	13,690	39,997	0	10,918	13,690	50,915	64,605	9,540	1996 (Note 4)
Haywood Mall, Greenville, SC	0	11,604	133,893	6	1,324	11,610	135,217	146,827	25,241	1999 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	1,726	598	7,939	8,537	3,897	1978
Hutchinson Mall, Hutchinson, KS	0	1,412	18,411	0	2,858	1,412	21,269	22,681	7,591	1985
Independence Center, Independence, MO	0	5,042	45,822	2	20,402	5,044	66,224	71,268	15,264	1994
Ingram Park Mall, San Antonio, TX	83,273	764	17,163	169	15,833	933	32,996	33,929	12,908	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	26,174	9,270	43,653	52,923	18,742	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	18,040	4,868	48,344	53,212	13,206	1983
Knoxville Center, Knoxville, TN	63,059	5,006	21,965	3,712	34,766	8,718	56,731	65,449	16,742	1984
La Plaza, McAllen, TX	0	1,375	9,828	6,569	30,637	7,944	40,465	48,409	9,237	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	0	11,909	14,251	66,498	80,749	12,989	1996 (Note 4)
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	5,141	28,074	60,830	88,904	9,454	1997 (Note 4)
Lakeline Mall, N. Austin, TX	69,563	10,383	81,568	14	1,174	10,397	82,742	93,139	16,038	1999 (Note 4)
Lenox Square, Atlanta, GA	0	38,213	492,411	0	5,201	38,213	497,612	535,825	60,502	1998 (Note 4)
Lima Mall, Lima, OH	0	7,910	35,495	0	7,601	7,910	43,096	51,006	8,564	1996 (Note 4)
Lincolnwood Town Center, Lincolnwood, IL	0	9,083	63,490	28	7,086	9,111	70,576	79,687	20,667	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	6,480	30,200	111,730	141,930	13,733	1998 (Note 4)
Longview Mall, Longview, TX	33,441	270	3,602	124	7,062	394	10,664	11,058	3,754	1978
Maplewood Mall, Minneapolis, MN		19,379	83,477	0	185	19,379	83,662	103,041	1,526	2002 (Note 4)
Markland Mall, Kokomo, IN	23,659	0	7,568	0	5,303	0	12,871	12,871	4,040	1968
Mc Cain Mall, N. Little Rock, AR	41,444	0	9,515	0	9,044	0	18,559	18,559	9,511	1973
Melbourne Square, Melbourne, FL	37,228	15,762	55,891	0	6,677	15,762	62,568	78,330	11,058	1996 (Note 4)
Memorial Mall, Sheboygan, WI	0	175	4,881	0	3,510	175	8,391	8,566	2,423	1969
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	18,717	65,684	241,969	307,653	35,511	1997 (Note 4)
Midland Park Mall, Midland, TX	34,540	687	9,213	0	9,521	687	18,734	19,421	8,198	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,113	0	20,647	2,537	38,760	41,297	11,650	1973
Mounds Mall, Anderson, IN	0	0	2,689	0	1,716	0	4,405	4,405	3,935	1965
Muncie Mall, Muncie, IN	0	172	5,850	52	23,381	224	29,231	29,455	7,714	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	1,717	27,548	164,710	192,258	20,124	1998 (Note 4)
North East Mall, Hurst, TX	140,000	1,347	13,473	16,683	139,838	18,030	153,311	171,341	23,635	1996 (Note 4)
Northgate Mall, Seattle, WA	0	28,626	115,314	0	22,753	28,626	138,067	166,693	18,105	1996 (Note 4)
Northlake Mall, Atlanta, GA	72,746	33,400	98,035	0	1,425	33,400	99,460	132,860	12,332	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,200	12,779	1,449	28,765	2,649	41,544	44,193	15,523	1983
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	3,903	15,673	61,207	76,880	9,632	1997 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	17,772	13,345	82,893	96,238	19,181	1994
Orland Square, Orland Park, IL	0	36,770	129,906	0	10,327	36,770	140,233	177,003	20,688	1997 (Note 4)

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Paddock Mall, Ocala, FL	27,876	11,198	39,712	0	6,281	11,198	45,993	57,191	7,534	1996 (Note 4)
Palm Beach Mall, West Palm Beach, FL	55,253	11,962	112,741	0	36,372	11,962	149,113	161,075	32,196	1998 (Note 4)
Penn Square Mall, Oklahoma City, OK	72,208	2,043	161,639	0	3,634	2,043	165,273	167,316	4,591	2002 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	6,173	19,200	216,783	235,983	26,939	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,381	0	10,687	5,561	70,068	75,629	13,646	1996 (Note 4)
Prien Lake Mall, Lake Charles, LA	0	1,842	2,813	3,091	34,499	4,933	37,312	42,245	9,964	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	12,185	9,137	40,789	49,926	7,589	1996 (Note 4)
Richardson Square, Dallas, TX	0	4,699	6,329	1,268	11,741	5,967	18,070	24,037	4,312	1996 (Note 4)
Richmond Square, Richmond, IN	0	3,410	11,343	0	9,655	3,410	20,998	24,408	4,360	1996 (Note 4)
Richmond Town Square,
Richmond Heights, OH	48,515	2,615	12,112	0	60,777	2,615	72,889	75,504	13,918	1996 (Note 4)
River Oaks Center, Calumet City, IL	0	30,884	101,224	0	6,457	30,884	107,681	138,565	15,669	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	49,186	212,257	0	5,949	49,186	218,206	267,392	26,403	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	0	2,577	38,609	0	1,123	2,577	39,732	42,309	16,277	1998 (Note 4)
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	10,514	167,123	712,522	879,645	86,397	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	23,350	90,394	0	24,356	23,350	114,750	138,100	25,828	1996 (Note 4)
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	3,431	10,400	91,295	101,695	11,496	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	151,299	9,139	54,445	7,491	143,921	16,630	198,366	214,996	31,025	1996 (Note 4)
South Hills Village, Pittsburgh, PA	0	23,453	125,840	0	5,517	23,453	131,357	154,810	19,089	1997 (Note 4)
South Park Mall, Shreveport, LA	0	855	13,684	74	729	929	14,413	15,342	6,736	1975
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	6,381	101,200	307,876	409,076	37,821	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,767	97	18,256	17,079	96,023	113,102	19,086	1996 (Note 4)
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,501	1,817	11,475	13,292	4,247	1988
SouthPark Mall, Charlotte, NC	0	32,170	193,686	100	42,254	32,270	235,940	268,210	3,361	2002 (Note 4)
St Charles Towne Center Waldorf, MD	0	7,710	52,974	1,180	12,421	8,890	65,395	74,285	22,538	1990
Summit Mall, Akron, OH	0	15,374	51,137	0	16,182	15,374	67,319	82,693	12,390	1996 (Note 4)
Sunland Park Mall, El Paso, TX	37,766	2,896	28,900	0	4,721	2,896	33,621	36,517	13,760	1988
Tacoma Mall, Tacoma, WA	133,391	38,662	125,826	0	20,196	38,662	146,022	184,684	26,433	1996 (Note 4)
Tippecanoe Mall, Lafayette, IN	58,021	4,187	8,474	5,517	35,316	9,704	43,790	53,494	19,365	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	60,246	64,200	367,757	431,957	43,496	1998 (Note 4)
Towne East Square, Wichita, KS	74,469	9,495	18,479	2,042	21,638	11,537	40,117	51,654	15,512	1975
Towne West Square, Wichita, KS	54,509	972	21,203	76	7,644	1,048	28,847	29,895	12,300	1980
Treasure Coast Square, Jensen Beach, FL	61,990	11,124	73,108	3,067	16,538	14,191	89,646	103,837	16,210	1996 (Note 4)
Trolley Square, Salt Lake City, UT	29,336	4,827	27,512	435	10,014	5,262	37,526	42,788	11,687	1986
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	14,354	15,638	135,316	150,954	24,705	1996 (Note 4)
University Mall, Little Rock, AR	0	123	17,411	0	1,040	123	18,451	18,574	7,446	1967
University Mall, Pensacola, FL	0	4,741	26,657	0	4,210	4,741	30,867	35,608	7,910	1994

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
University Park Mall, Mishawaka, IN	59,365	15,105	61,283	0	13,794	15,105	75,077	90,182	58,029	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,638	8,421	38,745	0	3,089	8,421	41,834	50,255	8,397	1996 (Note 4)
Valle Vista Mall, Harlingen, TX	39,801	1,398	17,159	372	10,004	1,770	27,163	28,933	9,644	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	6,246	13,913	56,793	70,706	11,447	1996 (Note 4)
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,170	3,789	29,556	55,489	140,726	196,215	23,833	1998 (Note 4)
Washington Square, Indianapolis, IN	33,214	20,146	41,248	0	8,664	20,146	49,912	70,058	10,506	1996 (Note 4)
West Ridge Mall, Topeka, KS	43,856	5,563	34,132	197	6,936	5,760	41,068	46,828	13,969	1988
Westminster Mall, Westminster, CA	0	43,464	84,709	0	10,759	43,464	95,468	138,932	11,526	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	1,153	16,783	4,177	52,475	56,652	14,205	1977
Wolfchase Galleria, Memphis, TN	75,496	16,470	128,909	0	784	16,470	129,693	146,163	4,487	2002 (Note 4)
Woodville Mall, Northwood, OH	0	1,831	4,244	0	1,622	1,831	5,866	7,697	2,142	1996 (Note 4)
Community Shopping Centers
Arboretum, The, Austin, TX	34,000	7,640	36,778	71	6,149	7,711	42,927	50,638	5,002	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	29,026	8,748	26,184	0	3,325	8,748	29,509	38,257	7,487	1987
Boardman Plaza, Youngstown, OH	18,098	8,189	26,355	0	5,613	8,189	31,968	40,157	5,944	1996 (Note 4)
Bridgeview Court, Bridgeview, IL	0	290	3,638	0	830	290	4,468	4,758	1,618	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	283	65	411	476	200	1965
Celina Plaza, El Paso, TX	0	138	815	0	103	138	918	1,056	346	1978
Charles Towne Square, Charleston, SC	0	418	1,768	425	11,136	843	12,904	13,747	2,030	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	119	5,352	12,398	17,750	2,297	1996 (Note 4)
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	807	1,243	9,314	10,557	3,689	1977
Eastland Plaza, Tulsa, OK	0	908	3,680	0	47	908	3,727	4,635	1,129	1986
Forest Plaza, Rockford, IL	15,920	4,187	16,818	453	1,514	4,640	18,332	22,972	4,607	1985
Fox River Plaza, Elgin, IL	0	2,908	4,042	0	250	2,908	4,292	7,200	2,209	1985
Great Lakes Plaza, Mentor, OH	0	1,028	2,025	0	3,616	1,028	5,641	6,669	1,405	1996 (Note 4)
Greenwood Plus, Greenwood, IN	0	1,131	1,792	0	3,718	1,131	5,510	6,641	1,570	1979
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	249	0	2,661	2,661	1,510	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,017	5,237	7,033	12,270	1,577	1996 (Note 4)
Highland Lakes Center, Orlando, FL	16,471	7,138	25,284	0	598	7,138	25,882	33,020	4,490	1996 (Note 4)
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	867	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	876	0	5,108	5,108	683	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,710	3,731	7,055	10,786	2,168	1987
Lake Plaza, Waukegan, IL	0	2,577	6,420	0	597	2,577	7,017	9,594	1,767	1986
Lake View Plaza, Orland Park, IL	21,163	4,775	17,543	0	8,005	4,775	25,548	30,323	5,275	1986
Lakeline Plaza, Austin, TX	23,202	4,867	25,732	0	6,555	4,867	32,287	37,154	5,130	1999 (Note 4)
Lima Center, Lima, OH	0	1,808	5,151	0	4,177	1,808	9,328	11,136	1,108	1996 (Note 4)
Lincoln Crossing, O'Fallon, IL	3,204	827	2,692	0	349	827	3,041	3,868	768	1990
Mainland Crossing, Galveston, TX	0	1,609	1,737	0	176	1,609	1,913	3,522	406	1996 (Note 4)
Markland Plaza, Kokomo, IN	0	210	738	0	3,821	210	4,559	4,769	637	1974
Martinsville Plaza, Martinsville, VA	0	0	584	0	111	0	695	695	598	1967
Matteson Plaza, Matteson, IL	9,319	1,830	9,737	0	2,260	1,830	11,997	13,827	3,367	1988

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Memorial Plaza, Sheboygan, WI	0	250	436	0	1,186	250	1,622	1,872	688	1966
Mounds Mall Cinema, Anderson, IN	0	88	158	0	11	88	169	257	91	1974
Muncie Plaza, Muncie, IN	8,057	341	10,509	87	160	428	10,669	11,097	1,743	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,303	128	2,924	3,052	1,174	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	718	2,831	8,417	11,248	2,318	1985
North Riverside Park Plaza, N. Riverside, IL	0	1,062	2,490	0	759	1,062	3,249	4,311	1,531	1977
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,223	4,490	10,116	14,606	2,658	1988
Northwood Plaza, Fort Wayne, IN	0	148	1,414	0	912	148	2,326	2,474	960	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	225	300	1,797	2,097	1,194	1968
Regency Plaza, St. Charles, MO	4,368	616	4,963	0	169	616	5,132	5,748	1,221	1988
Rockaway Convenience Center Rockaway, NJ	0	2,900	12,500	0	374	2,900	12,874	15,774	1,569	1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD	27,958	8,779	18,993	0	386	8,779	19,379	28,158	5,428	1987
Shops at North East Mall, The, Hurst, TX	0	12,541	28,177	402	9,685	12,943	37,862	50,805	4,854	1999
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	1,001	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	130	2,150	7,753	9,903	1,161	1996 (Note 4)
Tippecanoe Plaza, Lafayette, IN	0	246	440	305	4,965	551	5,405	5,956	1,767	1974
University Center, Mishawaka, IN	0	2,388	5,214	0	815	2,388	6,029	8,417	5,795	1996 (Note 4)
Wabash Village, West Lafayette, IN	0	0	976	0	247	0	1,223	1,223	554	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	177	941	1,874	2,815	1,764	1996 (Note 4)
Waterford Lakes, Orlando, FL	68,000	8,679	72,836	0	6,722	8,679	79,558	88,237	10,016	1999
West Ridge Plaza, Topeka, KS	5,631	1,491	4,560	0	1,229	1,491	5,789	7,280	1,432	1988
White Oaks Plaza, Springfield, IL	17,183	3,169	14,267	0	687	3,169	14,954	18,123	3,752	1986
Office, Mixed-Use Properties
Copley Place, Boston, MA	183,537	147	378,876	0	1,621	147	380,497	380,644	4,038	2002 (Note 4)
New Orleans Centre/CNG Tower, New Orleans, LA	0	3,493	41,222	0	12,771	3,493	53,993	57,486	10,909	1996 (Note 4)
O Hare International Center, Rosemont, IL	0	125	60,287	0	12,692	125	72,979	73,104	27,936	1988
Riverway, Rosemont, IL	110,000	8,739	129,175	16	11,506	8,755	140,681	149,436	54,928	1991
Development Projects
Lakeline Village, Austin, TX	0	1,210	1,933	0	0	1,210	1,933	3,143	0
Rockaway Town Court, Rockaway, NJ	0	0	3,615	0	0	0	3,615	3,615	0
Other pre-development costs	0	12,792	6,121	0	0	12,792	6,121	18,913	0
Other	0	6,921	2,585	282	1,676	7,203	4,261	11,464	295

	$3,648,230	$1,903,753	$9,955,747	$97,791	$2,009,159	$2,001,544	$11,964,906	$13,966,450	$2,151,014

Simon Property Group, L.P.
Notes to Schedule III as of December 31, 2002
(Dollars in thousands)

(1)
Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Balance, beginning of year	$12,932,966	$12,793,847	$12,566,070
Acquisitions and Consolidations	1,107,581	—	—
Improvements	207,007	244,446	343,239
Disposals and abandonments	(281,104)	(58,327)	(104,890)
Impairment Charge	—	(47,000)	(10,572)

Balance, close of year	$13,966,450	$12,932,966	$12,793,847

            The unaudited aggregate cost for the Operating Partnership for federal income tax purposes as of December 31, 2002 was $9,297,622.

(2)
Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Balance, beginning of year	$1,813,795	$1,433,673	$1,066,200
Acquisitions and Consolidations	16,491	—	—
Depreciation expense	413,142	415,950	392,330
Disposals and abandonments	(92,414)	(35,828)	(24,857)

Balance, close of year	$2,151,014	$1,813,795	$1,433,673

            Depreciation of the Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

  •
  Buildings and Improvements — typically 35 years, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

  •
  Tenant Inducements — shorter of lease term or useful life

(3)
Initial cost represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993.

(4)
Not developed/constructed by the Operating Partnership or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits		Page
2.1	Form of Joint Purchase Agreement among Westfield American Limited Partnership, Simon Property Group, L.P. and The Rouse Company (incorporated by reference to Exhibit 2.1 of the Annual Report on Form 10-K for the year ended December 31, 2001).
2.2
Purchase Agreement, dated as of January 12, 2002, by and among Rodamco North America N.V; Westfield America Limited Partnership; Westfield Growth, LP; Simon Property Group, L.P.; Hoosier Acquisition, LLC; The Rouse Company; and Terrapin Acquisition LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Operating Partnership on May 20, 2002).
3.1	Second Amended and Restated Certificate of Limited Partnership, as amended.
3.2	Seventh Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 filed by the Operating Partnership).
3.3	Supplement to Seventh Amended and Restated Limited Partnership Agreement (Exhibit B-1 and B-2) dated March 26, 2003.
4.1(a)
Indenture, dated as of November 26, 1996, by and among the Operating Partnership and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
4.2(a)
Supplemental Indenture, dated as of June 22, 1998, by and among the Operating Partnership and The Chase Manhattan Bank, as trustee, (incorporated by reference to Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4 filed on September 18, 1998 (Reg. No. 333-63645)).
10.1
Credit Agreement, dated as of April 16, 2002, among the Operating Partnership, the Lenders named therein, the Co-Agents named therein, UBS AG, Stamford Branch, as Payment and Disbursement Agent, JP Morgan Securities Inc. as Joint Lead Arranger and Joint Book Manager, Banc of America Securities LLC as Joint Lead Arranger and Joint Book Manager, Commerzbank AG, New York Branch, as Documentation Agent, JPMorgan Chase Bank as Joint Syndication Agent, Banc of America, N.A. as Joint Syndication Agent and Citicorp Real Estate, Inc. as Joint Syndication Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Operating Partnership on December 5, 2002).
10.2(b)	1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for Simon Property Group, Inc. dated April 12, 2002).
10.3(c)	Option Agreement to acquire the Excluded Retail Properties (Previously filed as Exhibit 10.10).
10.4(c)	Option Agreement to acquire the Excluded Properties*Land (Previously filed as Exhibit 10.11).
10.5(c)	Option Agreements dated as of December 1, 1993 between the Management Company and Simon Property Group, LP (Previously filed as Exhibit 10.20.)
10.6(c)	Option Agreement dated as of December 1, 1993 to acquire Development Land. (Previously filed as Exhibit 10.22.)
10.7(c)	Option Agreement dated December 1, 1993 between the Management Company and the Operating Partnership (Previously filed as Exhibit 10.25.)
10.8	Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)

10.9	Acquisition Option Agreement between DRP, LP and Lakeland Square Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(2).)
10.10	Limited Partnership Agreement of SDG Macerich Properties, L.P. (Incorporated by reference to Exhibit 10.63 of SDG's 1997 Form 10-K).
12.1	Statement regarding computation of ratios.
21.1	List of Subsidiaries of the Operating Partnership.95
23.1	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a of the Securities Act)
23.2	Consent of Ernst & Young LLP.96
99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sabarbanes-Oxley Act of 2002.97
99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sabarbanes-Oxley Act of 2002.98

(a)
Does not include supplemental indentures which authorize the issuance of debt securities which do not exceed 10% of the total assets of the Registrant on a consolidated basis. The Operating Partnership agrees to file copies of any such supplemental indentures upon the request of the Commission.

(b)
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

(c)
Incorporated by reference to the exhibit indicated filed with the Annual Report on Form 10-K for the year ended December 31, 1993 by Simon Property Group, LP, a predecessor of the Operating Partnership.

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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
Part IV
  Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
REPORT OF INDEPENDENT AUDITORS
SIMON PROPERTY GROUP, L.P. NOTES TO FINANCIAL STATEMENTS
SIGNATURES
REPORT OF INDEPENDENT AUDITORS ON SCHEDULE
INDEX TO EXHIBITS