Form 10-K
period 2003-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2004-03-30
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

            Registrant had no publicly-traded voting equity as of June 30, 2003.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            Portions of Simon Property Group, Inc.'s Proxy Statement in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

SIMON PROPERTY GROUP, L.P.
Annual Report on Form 10-K
December 31, 2003

Part I

Item 1. Business

  Background

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2003, we owned or held an interest in 245 income-producing properties in North America, which consisted of 174 regional malls, 67 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. In addition, we also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 47 assets in Europe (France, Italy, Poland and Portugal).

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. In 2003, we completed a series of acquisitions that added to our overall portfolio:

•
On March 14, 2003, we purchased the remaining minority interest in The Forum Shops at Caesars in Las Vegas, NV for $174.0 million in cash and assumed our $74.2 million share of debt from the minority limited partner.
•
On August 20, 2003, we purchased a 100% leasehold stake in Stanford Shopping Center in Palo Alto, California from Stanford University for $333.0 million. Stanford University holds, as lessor, a long-term ground lease underlying the asset.
•
In the fourth quarter 2003, through a series of transactions, we increased our ownership interest in Kravco Investments L.P., a Philadelphia, PA based owner of regional malls, and acquired additional interests in Kravco's affiliated management company, for approximately $293 million. The portfolio consists of six regional malls, five of which are in the Philadelphia metropolitan area, and four community centers.
•
Finally, in December 2003, we increased our presence in Europe through the formation of Gallerie Commerciali Italia S.p.A ("GCI") with The Rinascente Group, an Italian retailer company. The Rinascente Group contributed 38 shopping centers as well as development opportunities to GCI and then sold 49% of GCI to one of our affiliates. The initial gross value of GCI was approximately €860 million or over $1.0 billion and our initial equity investment was approximately €187 million, or $232 million.

            On October 8, 2003, Simon Property and Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, withdrew their tender offer for all of the outstanding common shares of Taubman Centers, Inc. The withdrawal of the tender offer followed the enactment of a law amending the Michigan Control Share Acquisitions Act which allowed the Taubman family group to effectively block their ability to conclude the tender offer. Under the terms of our partnership agreement, we reimburse the operating expenses incurred by Simon Property. As a result we expensed deferred acquisition costs of $10.6 million, net, related to this acquisition during 2003.

  Structural Simplification

            On January 1, 2003, we acquired all of the remaining equity interests of M.S. Management Associates, Inc. (the "Management Company"). The interests acquired consist of 95% of the voting common stock and 1.25% of the non-voting stock of the Management Company and approximately 2% of the economic interests of the Management Company. The interests were acquired from Melvin Simon, Herbert Simon, and David Simon (the "Simons"), for a total purchase price of $425,000, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was unanimously approved by the independent directors of Simon Property. As a result, the Management Company is now our wholly owned consolidated taxable REIT subsidiary.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality, higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. In addition, we expect any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of our acquisitions and development and redevelopment activities.

            During 2003, we sold 13 non-core Properties, consisting of seven regional malls, five community centers and one mixed-use property. The Properties and their dates of sale were:

•
Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities, which are consistent with those of Simon Property, our general partner. The Simon Property Board of Directors may amend or rescind these policies from time to time at its discretion without a stockholder vote.

  Investment Policies

            Our primary business objectives are to increase Funds From Operations ("FFO") per share, operating results and the value of our Properties while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

•
pursuing a leasing strategy that capitalizes on the desirable location of our Properties;
•
improving the performance of our Properties by using the economies of scale that result from our size to help control operating costs and by generating additional revenues through merchandising, marketing and promotional activities;
•
renovating and/or expanding our Properties where appropriate;
•
developing new shopping centers which meet our economic criteria; and
•
acquiring additional shopping centers and the portfolios of other retail real estate companies that meet our investment criteria.

            We cannot assure you, however, that we will achieve our business objectives.

            We develop and acquire properties to generate both current income and long-term appreciation in value. We do not have a policy limiting the amount or percentage of assets that may be invested in any particular property or type of property or in any geographic area. We may purchase or lease properties for long-term investment or develop, redevelop, and/or sell our Properties, in whole or in part, when circumstances warrant. We participate with other entities in property ownership, through joint ventures or other types of co-ownership. These equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interest.

            While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a REIT under the Internal Revenue Code ("Code"). Mortgages in which we invest may or may not be insured by a governmental agency. We do not intend to invest to a significant extent in mortgages or deeds of trust, however, we hold an interest in one Property through a mortgage note which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages, however, if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for Simon Property's REIT qualification under the Code. These REIT limitations mean that we cannot make an investment that would cause Simon Property's real estate assets to be less than 75% of its total assets. In addition, Simon Property must derive at least 75% of its gross income from "rents from real estate" and at least 95% must be derived from rents from real estate, interest, dividends and gains from the sale or disposition of stock or securities.

            Subject to these REIT limitations, we and Simon Property may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies. We do not intend to invest in securities of other issuers for the purpose of exercising control other than certain wholly-owned subsidiaries and to acquire interests in real estate. We do not intend that our investments in securities will require us to register as an "investment company" under the Investment Company Act of 1940, as amended. We intend to divest securities before any such registration would be required.

  Financing Policies

            We must comply with the covenant restrictions of debt agreements that limit our ratio of debt to total market valuation. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 60% of adjusted total assets, as defined, and secured debt to 55% of adjusted total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities.

            If the Simon Property Board of Directors determines to seek additional capital, we may raise such capital through additional debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Internal Revenue Code provisions requiring REITs to distribute a certain percentage of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If Simon Property determines to raise additional equity capital at the Operating Partnership level, it may as our general partner, without limited partner approval, issue additional units. Simon Property may issue units in any manner and on such terms and for such consideration as it deems appropriate. This may include issuing units in exchange for property. Such securities may be senior to the outstanding classes of our units. Such securities also may include additional classes of preferred units which may be convertible into units. Existing unitholders will have no preemptive right to purchase units in any subsequent offering of our securities. Any such offering could dilute a unitholder's investment in us.

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

            We may obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into units or be accompanied by warrants to purchase units. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for the following:

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

•
issuance of shares of preferred units;
•
issuance of other securities.

            The ability to offer units to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer the recognition of gain for tax purposes by the transferor. It may also be an advantage for us since certain transferors may be limited in the number of units that they may purchase.

            If the Simon Property Board of Directors determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, drawings against revolving lines of credit or term loan facilities, or the issuance of unsecured debt. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

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

  Conflicts of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. In 2003, Simon Property adopted governance principles governing its affairs and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Simon Property Board of Directors. In addition, in 2003, the Simon Property Board of Directors adopted a Code of Business Conduct and Ethics which apply to all of its officers, directors, and employees. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon and DeBartolo families. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

            The sale of any property may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, Simon Property's charter requires that at least six of the independent directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We do not intend to make investments other than as previously described. We intend to make investments in such a manner as to be consistent with the REIT requirements of the Code applicable to Simon Property, unless the Simon Property Board of Directors determines that it is no longer in Simon Property's best interests to qualify as a REIT. The Simon Property Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. We may engage in such activities in the future. We have not made loans to other entities or persons, including our officers and directors. It is now our policy to not make any loans to our directors and executive officers for any purpose and all loans previously made to current executive officers have been repaid in full. We may in the future make loans to the Management Company and to joint ventures in which we participate. We do not intend to engage in the following:

•
trading, underwriting or agency distribution or sale of securities of other issuers; or
•
the active trade of loans and investments.

  Operating Strategies

            We plan to achieve our primary business objectives through a variety of methods discussed below, although we cannot assure you that we will achieve such objectives.

            Leasing.    We pursue a leasing strategy that includes:

•
marketing available space to maintain or increase occupancy levels;
•
renewing existing leases and originating new leases at higher base rents per square foot;
•
negotiating leases that allow us to recover from our tenants for the majority of our property operating, real estate tax, repairs and maintenance, and advertising and promotion expenditures; and
•
executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

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

            We believe that if we are successful in our efforts to increase sales while controlling operating expenses we will be able to continue to increase base rents at the Properties.

            We manage substantially all our Properties held as joint venture Properties and as a result we derive revenues from management fees and other fee revenues.

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from other sources, including:

•
Simon Brand Venture ("Simon Brand") which obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies.
•
Simon Brand also pursues mall marketing initiatives, including the sale of gift cards. We tested a Simon Visa Gift Card in some of our regional malls in the fall of 2001 and completed the roll-out of our Simon Gift Card program to substantially all our regional malls during 2002 and 2003. The gift card program has replaced our existing paper certificates.
•
Simon Business Network ("Simon Business") obtains revenues from offering products and property operating services, resulting from its relationships with vendors, to our tenants and others. These services include such items as energy services, facility services, waste handling, vertical transportation, as well as major capital expenditures such as roofing, parking lots and energy systems. The tenant services provided through Simon Business include a national waste management services program, a national total facility service program which includes operational and maintenance services, a national automatic teller machine program, a national security services program, and parking service programs.

            We also generate other revenues through the sale of land adjacent to our Properties commonly referred to as "outlots" or "outparcels." We create value in these outparcels through the operating performance of our Properties and replenish the inventory of these parcels by the development of new Properties and the redevelopment of existing or acquired Properties.

            International Expansion.    Our investments in Europe are currently conducted through two joint ventures, GCI and European Retail Enterprises, B.V. ("ERE"). We do not derive any significant consolidated revenues from European activities since our investments are held through joint ventures and therefore are accounted for under the equity method as defined by accounting policies generally accepted in the United States.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our domestic Properties can be utilized in retail properties abroad. We may pursue additional international opportunities to enhance shareholder value under the right circumstances. There are risks inherent in international operations that may be beyond our control. These include the following risks that may have a negative impact on our results of operations:

•
changes in foreign currency exchange rates;
•
declines in economic conditions abroad;
•
changes in foreign political environments; and
•
changes in foreign laws.

  Competition

            We consider our principal competitors to be seven other major United States or internationally publicly-held, companies that own or operate regional malls in the United States. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our malls compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.

            We believe that our Portfolio is the largest, as measured by gross leasable area ("GLA"), of any publicly-traded retail REIT or partnership. In addition, we own more regional malls than any other publicly-traded REIT or partnership. We believe that we have a competitive advantage in the retail real estate business as a result of:

•
the size, quality and diversity of our Properties
•
our management and operational expertise
•
our extensive experience and relationships with retailers and lenders
•
our mall marketing initiatives and consumer focused strategic corporate alliances including those developed by Simon Brand and Simon Business, and
•
our ability to use our size to reduce the total occupancy cost of our tenants.

            Our size has allowed us to reduce dependence upon individual retail tenants. More than 3,800 different retailers occupy more than 20,800 stores in our Properties and no retail tenant represents more than 4.6% of our Properties' total minimum rents.

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
•
any previous owner, occupant or tenant of a Property did not create any material environmental condition not known to us;
•
the current environmental condition of the Portfolio will not be affected by tenants and occupants, by the condition of nearby properties, or by other unrelated third parties; or
•
future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in environmental liabilities.

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

            Underground Storage Tanks.    Several of the Properties contain, or at one time contained, underground storage tanks used to store waste oils or other petroleum products primarily related to auto service center establishments or emergency electrical generation equipment. We believe that regulated tanks have been removed, upgraded or abandoned in accordance with applicable environmental laws. Site assessments have revealed certain soil and groundwater contamination associated with such tanks at some of these Properties. Subsurface investigations (Phase II assessments) and remediation activities are either completed, ongoing, or scheduled to be conducted at such Properties. The costs of remediation with respect to such matters has not been material and we do not expect these costs will have a material adverse effect on our results of operations.

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

  Certain Activities

            During the past three years, we have:

•
issued 14,383,201 units to Simon Property upon the conversion of Series A and B preferred units;
•
issued 19,817 units to Simon Property in lieu of preferred dividends on Series A preferred units;
•
issued 4,013,249 units to Simon Property upon the exchange of units of limited partnership interest for common stock of Simon Property;
•
issued 814,491 restricted units to Simon Property, net of forfeitures, in exchange for a like number of shares issued under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 1,805,479 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 3,328,540 units of Series H preferred units to Simon Property in 2003 and repurchased 3,250,528 of such units in 2003 and 78,012 of such units in 2004;
•
borrowed a maximum amount of $863.0 million under our $1.25 billion unsecured revolving credit facility; the outstanding amount of borrowings as of December 31, 2003 was $327.9 million;
•
borrowed a maximum of $1.4 billion under a $1.4 billion unsecured acquisition loan taken out in connection with our merger in 1998 with Corporate Property Investors, Inc.; the outstanding balance of this loan was paid off on August 6, 2001;
•
borrowed a maximum of $600 million under a $600 million 12-month acquisition credit facility taken out in connection with the Rodamco acquisition; the outstanding balance of this acquisition credit facility was paid off during the third quarter of 2002;
•
not made loans to other entities or persons, including our officers and directors, other than to the Management Company and certain officers to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full;
•
not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire interests in real estate, except for 11,000 shares of Taubman Centers, Inc. common stock acquired in connection with Simon Property's withdrawn tender offer for Taubman Centers, Inc.;
•
not underwritten securities of other issuers;
•
not engaged in the purchase and sale or turnover of investments: and
•
provided annual reports containing financial statements certified by independent public accountants and quarterly reports containing unaudited financial statements to our security holders.

  Employees

            At February 9, 2004 we and our affiliates employed approximately 4,030 persons at various properties and offices throughout the United States, of which approximately 1,590 were part-time. Approximately 860 of these employees were located at our corporate headquarters.

  Corporate Headquarters

            Our corporate headquarters are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

  Executive Officers of the Registrant

            The following table sets forth certain information with respect to the executive officers of Simon Property, the general partner of the Operating Partnership, as of December 31, 2003.

Name	Age	Position
Melvin Simon (1)	77	Co-Chairman
Herbert Simon (1)	69	Co-Chairman
David Simon (1)	42	Chief Executive Officer
Richard S. Sokolov	54	President and Chief Operating Officer
Hans C. Mautner	66	Chairman, Simon Global Limited and President, International Division
Gary L. Lewis	45	Executive Vice President — Leasing
Stephen E. Sterrett	48	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	52	Executive Vice President — Property Management
John Rulli	47	Executive Vice President — Chief Operating Officer — Operating Properties
James M. Barkley	52	General Counsel; Secretary
Andrew A. Juster	51	Senior Vice President and Treasurer

(1)
Melvin Simon is the brother of Herbert Simon and the father of David Simon.

            Set forth below is a summary of the business experience of the executive officers of Simon Property. The executive officers of Simon Property serve at the pleasure of the Board of Directors. For biographical information of Melvin Simon, Herbert Simon, David Simon, Hans C. Mautner, and Richard S. Sokolov, see Item 10 of this report.

            Mr. Lewis is the Executive Vice President — Leasing of Simon Property. Mr. Lewis joined MSA in 1986 and held various positions with MSA and Simon Property prior to becoming Executive Vice President in charge of Leasing of Simon Property in 2002.

            Mr. Sterrett serves as Simon Property's Executive Vice President and Chief Financial Officer. He joined MSA in 1989 and held various positions with MSA until 1993 when he became Simon Property's Senior Vice President and Treasurer. He became Simon Property's Chief Financial Officer in 2001.

            Mr. Mumphrey serves as Simon Property's Executive Vice President — Property Management. He joined MSA in 1974 and also held various positions with MSA before becoming Senior Vice President of property management in 1993. In 2000, he became the President of Simon Business Network. Mr. Mumphrey became Executive Vice President — Property Management in 2002.

            Mr. Rulli serves as Simon Property's Executive Vice President — Chief Operating Officer — Operating Properties and served as Executive Vice President and Chief Administrative Officer for the majority of 2003. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000. In December 2003, he was appointed to Executive Vice President — Chief Operating Officer — Operating Properties.

            Mr. Barkley serves as Simon Property's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

            Mr. Juster serves as Simon Property's Senior Vice President and Treasurer. He joined MSA in 1989 and held various financial positions with MSA until 1993 and thereafter has held various positions with Simon Property. Mr. Juster became Treasurer in 2001.

Item 2. Properties

  North American Properties

            Our Properties primarily consist of regional malls and community shopping centers. Our Properties contain an aggregate of approximately 189.4 million square feet of GLA, of which we own 108.0 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2003 were approximately $40 billion.

            Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 174 regional malls range in size from approximately 200,000 to 2.9 million square feet of GLA, with all but four regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 18,400 occupied stores, including over 700 anchors, which are mostly national retailers.

            Community shopping centers are generally unenclosed and smaller than regional malls. Our 67 community shopping centers generally range in size from approximately 50,000 to 950,000 square feet of GLA. Community shopping centers generally are of three types. First, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors, and usually as many as 5 to 7, that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. Second, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we also own open air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also own lifestyle centers that are included in regional malls, community centers, and properties under development. These centers are typically open air centers and contain at least 50,000 square feet of GLA of specialty retail regional mall type tenants as well as restaurants.

            We also have interests in four office and mixed-use Properties. The four office and mixed-use Properties range in size from approximately 496,000 to 1,214,000 square feet of GLA. Two of these Properties are regional malls with connected office buildings, and two are located in mixed-use developments and contain primarily office space.

            The following table provides data as of December 31, 2003:

	Regional Malls	Community Centers	Office and Other
% of total annualized base rent	91.3%	5.6%	3.1%
% of total GLA	89.0%	9.4%	1.6%
% of Owned GLA	85.5%	11.7%	2.8%

            As of December 31, 2003, approximately 92.4% of the Mall and Freestanding Owned GLA in regional malls and the retail space in the mixed-use Properties was leased, and approximately 90.2% of Owned GLA in the community shopping centers was leased.

            We own 100% of 155 of our 245 Properties, control 14 Properties in which we have a joint venture interest, and hold the remaining 76 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 234 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
	UNITED STATES REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	79.2%	426,315	212,746	639,061		Sears, JCPenney, Famous Barr
2.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	94.7%	404,394	212,337	616,731		Belk, Belk Mens & Home Store, JCPenney, Sears, Goody's
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	90.8%	229,011	214,414	443,425		Belk, JCPenney, Sears
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	77.3%	191,395	310,476	501,871	(20)	Marshalls, Home Depot, Linens-N-Things, Filene's Basement, Old Navy
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	97.7%	0	205,477	205,477		Border Books & Music, Cheesecake Factory, Tiffany
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1%	(4)	Acquired 1999	95.8%	417,620	174,632	592,252		Filene's, Filene's Home Store, Sears
7.	Aurora Mall	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	76.2%	566,015	448,381	1,014,396		JCPenney, Foley's, Foley's Mens & Home, Sears
8.	Aventura Mall (5)	FL	Miami Beach	Fee	33.3%	(4)	Built 1983	96.8%	1,242,098	661,951	1,904,049		Macy's, Sears, Bloomingdales, JCPenney, Lord & Taylor (17), Burdines-Macy's
9.	Avenues, The	FL	Jacksonville	Fee	25.0%	(14) (4)	Built 1990	95.7%	754,956	362,343	1,117,299		Belk, Dillard's, JCPenney, Parisian, Sears
10.	Bangor Mall	ME	Bangor	Fee	32.6%	(4)	Acquired 2003	86.4%	417,757	236,125	653,882		Filene's, JCPenney, Porteous, Sears
11.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	97.5%	922,266	507,248	1,429,514		Dillard's Womens & Home, Dillard's Mens & Children, Foley's, Sears, Nordstrom, JCPenney
12.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	96.9%	770,111	405,857	1,175,968		Dillard's Women, Dillard's Mens, Children & Home, Famous Barr, Sears, JCPenney
13.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	99.5%	447,508	268,282	715,790		Younkers, Elder-Beerman, Kohl's, Shopko
14.	Biltmore Square	NC	Asheville	Fee	100.0%		Built 1989	83.0%	242,576	251,372	493,948		Belk, Dillard's, Proffitt's, Goody's
15.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	100.0%	338,567	325,684	664,251		Hecht's, Sears, Safeway, Barnes & Noble, Bed, Bath & Beyond, Old Navy
16.	Boynton Beach Mall	FL	Boynton Beach	Fee	100.0%		Built 1985	97.6%	883,720	300,005	1,183,725		Macy's, Burdines-Macy's, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney
17.	Brea Mall	CA	Brea	Fee	100.0%		Acquired 1998	98.4%	874,802	441,126	1,315,928		Macy's, JCPenney, Robinsons-May, Nordstrom, Sears

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
18.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	97.0%	427,730	191,011	618,741	Dillard's, JCPenney, Sears
19.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	93.9%	467,626	305,355	772,981	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	99.8%	836,236	417,847	1,254,083	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall	MA	Hyannis	Ground Leases (7) (2009-2073)	49.1%	(4)	Acquired 1999	100.0%	420,199	303,574	723,773	Macy's, Filene's, Marshalls, Sears, Best Buy, Barnes & Noble
22.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	97.2%	1,105,913	366,272	1,472,185	Galyan's, L.S. Ayres, Lazarus- Macy's, JCPenney, Sears, Von Maur
23.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	88.2%	773,439	507,556	1,280,995	JCPenney, Sears, Kaufmann's, Kaufmann's Home Store, Wickes Furniture, Steve & Barry's
24.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	98.5%	381,153	191,288	572,441	Belk Womens & Children, Belk Mens & Home, JCPenney, Sears
25.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	95.0%	213,320	219,014	432,334	Sears, JCPenney, Office Max, The Bon Ton
26.	Cheltenham Square	PA	Philadelphia	Fee	100.0%		Built 1981	97.0%	368,266	270,987	639,253	Burlington Coat Factory, Home Depot, Value City, Seaman's Furniture, Shop Rite
27.	Chesapeake Square	VA	Chesapeake	Fee and Ground Lease (2062)	75.0%	(13)	Built 1989	96.9%	537,279	272,040	809,319	Dillard's Women, Dillard's Mens, Children & Home, JCPenney, Sears, Hecht's, Target
28.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (7) (2005)	100.0%		Built 1974	97.7%	793,716	399,062	1,192,778	Dillard's Womens & Furniture, Dillard's Mens, Children & Home, JCPenney, Foley's, Sears
29.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)	Built 1995	96.7%	350,000	441,116	791,116	Nordstrom, Parisian, Gameworks
30.	College Mall	IN	Bloomington	Fee and Ground Lease (7) (2048)	100.0%		Built 1965	83.5%	439,766	266,006	705,772	Sears, L.S. Ayres, Target, (8)
31.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.8%	408,052	333,553	741,605	Sears, JCPenney, Barnes & Noble, Bon-Macy's, Bon-Macy's Mens & Children
32.	Coral Square	FL	Coral Springs (Miami-Ft. Lauderdale)	Fee	97.2%		Built 1984	97.4%	648,144	296,619	944,763	Dillard's, JCPenney, Sears, Burdines-Macy'sMens, Children & Home, Burdines-Macy's Women
33.	Cordova Mall	FL	Pensecola	Fee	100.0%		Acquired 1998	89.8%	488,263	345,563	833,826	Parisian, Dillard's Men, Dillard's Women, Best Buy, Bed, Bath & Beyond, Cost Plus World Market (6)
34.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	84.8%	631,556	409,743	1,041,299	Dillard's, Foley's, JCPenney, Mervyn's, Sears

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
35.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	94.6%	609,669	248,914	858,583		Dillard's, Sears, Younkers, Barnes & Noble
36.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	97.8%	442,311	351,425	793,736		Macy's, Filene's, JC Penney, Sears
37.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	96.7%	302,495	121,798	424,293		JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall	FL	North Miami Beach	Fee	50.0%	(4)	Acquired 1997	97.9%	1,062,072	334,404	1,396,476		Saks Fifth Avenue, JCPenney, Burdines-Macy's, Burdines-Macy's Home Gallery, The Limited, Nordstrom (6)
39.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	92.1%	435,467	255,776	691,243		JCPenney, Sears, Dillard's, Burdines-Macy's
40.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	90.5%	532,955	365,646	898,601		JCPenney, Famous Barr, Lazarus-Macy's, (8)
41.	Eastland Mall	OK	Tulsa	Fee	100.0%		Built 1986	69.3%	305,732	177,166	482,898		Dillard's, Mervyn's, Mickey's, (8)
42.	Edison Mall	FL	Fort Meyers	Fee	100.0%		Acquired 1997	98.1%	742,667	299,405	1,042,072		Dillard's, JCPenney, Sears, Burdines-Macy's Mens, Children & Home, Burdines-Macy's Women
43.	Emerald Square	MA	North Attleboro	Fee	49.1%	(4)	Acquired 1999	98.5%	647,372	375,149	1,022,521		Filene's, JCPenney, Lord & Taylor, Sears
44.	Empire Mall (5)	SD	Sioux Falls	Fee and Ground Lease (7) (2013)	50.0%	(4)	Acquired 1998	92.4%	497,341	549,942	1,047,283		JCPenney, Younkers, Sears, Richman Gordman, Marshall Field's
45.	Fashion Mall at Keystone at the Crossing, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	91.4%	249,721	408,678	658,399	(20)	Parisian, Saks Fifth Avenue
46.	Fashion Valley Mall	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	99.4%	1,053,305	653,913	1,707,218		JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinson-May, Saks Fifth Avenue
47.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	97.4%	1,232,416	615,247	1,847,663		Dillard's, JCPenney, Lord & Taylor (17), Saks Fifth Avenue, Sears, Burdines-Macy's, Nordstrom
48.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	93.6%	327,260	173,994	501,254		JCPenney, Kohl's, Younkers, Sears, Staples
49.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.3%		483,838	483,838
50.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	94.9%	500,809	546,358	1,047,167		JCPenney, Sears, Boscovs
51.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	92.5%	879,300	422,040	1,301,340		Dillard's Men, Dillard's Women, Kaufmann's, JCPenney, Sears

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
52.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (7) (2009)	49.1%	(4)	Acquired 1999	98.8%	132,634	298,662	431,296	(20)	Best Buy, Marshalls, T.J. Maxx & More, Family Fitness, DSW Shoe Warehouse
53.	Greenwood Park Mall	IN	Greenwood	Fee	100.0%		Acquired 1979	98.2%	898,928	412,711	1,311,639		JCPenney, JCPenney Home Store, Lazarus-Macy's, L.S. Ayres, Sears, Von Maur, Dick's Sporting Goods (6)
54.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	97.1%	461,852	234,012	695,864		Sears, Dillard's, JCPenney, Burdines-Macy's, Linens N Things (6), Best Buy (6)
55.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0%	(4)	Acquired 1998	90.7%	843,609	433,571	1,277,180		Parisian, Rich's-Macy's, JCPenney, Sears, (8)
56.	Haywood Mall	SC	Greenville	Fee and Ground Lease (7) (2017)	100.0%		Acquired 1998	96.9%	913,633	329,971	1,243,604		Rich's-Macy's, Sears, Dillard's, JCPenney, Belk
57.	Heritage Park Mall	OK	Midwest City	Fee	100.0%		Built 1978	59.4%	382,700	223,639	606,339		Dillard's, Sears, (8)
58.	Highland Mall (5)	TX	Austin	Fee and Ground Lease (2070)	50.0%	(4)	Acquired 1998	94.9%	732,000	358,685	1,090,685		Dillard's Women & Home, Dillard's Mens & Children, Foley's, JCPenney
59.	Hutchinson Mall	KS	Hutchinson	Fee	100.0%		Built 1985	90.1%	277,665	247,703	525,368		Dillard's, JCPenney, Sears, Hobby Lobby
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	96.5%	499,284	522,772	1,022,056		Dillard's, Sears, The Jones Store Co.
61.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	88.3%	445,552	302,456	748,008		Sears, JCPenney, Dillard's, Burdines-Macy's
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	95.5%	751,704	377,536	1,129,240		Dillard's, Dillard's Home Center, Foley's, JCPenney, Sears, Beall's
63.	Irving Mall	TX	Irving (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	95.9%	726,574	376,567	1,103,141		Foley's, Dillard's, Mervyn's, Sears, Barnes & Noble, FYE, Circuit City (6)
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	97.1%	310,095	277,055	587,150		Macy's, Sears, H&M
65.	King of Prussia Mall	PA	King of Prussia	Fee	12.9%	(4)	Acquired 2003	98.0%	1,775,871	1,074,756	2,850,627	(20)	JCPenney, Lord & Taylor, Neiman Marcus, Nordstrom, Sears, Strawbridge's, Bloomingdale's, Macy's
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	91.9%	597,028	381,539	978,567		Dillard's, JCPenney, Proffitt's, Sears, The Rush
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (7) (2040)	100.0%		Built 1976	99.6%	778,768	426,751	1,205,519		Dillard's, JCPenney, Foley's, Foley's Home Store, Sears, Beall's, Joe Brand-Lady Brand
68.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	97.5%	937,223	272,091	1,209,314		JCPenney, L.S. Ayres, Sears, Burlington Coat Factory, Steve & Barry's, Kittles Rooms Express, (8)

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
69.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	95.8%	536,500	331,133	867,633		Macy's, JCPenney, Sears
70.	Lake Square Mall	FL	Leesburg	Fee	50.0%	(4)	Acquired 1998	91.8%	296,037	264,930	560,967		JCPenney, Sears, Belk, Target
71.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	94.3%	745,179	355,192	1,100,371		Dillard's, Foley's, Sears, JCPenney, Mervyn's
72.	Las Vegas Premium Outlets (5)	NV	Las Vegas	Fee	50.0%	(4)	Built 2003	96.3%		432,478	432,478
73.	Lehigh Valley Mall	PA	Whitehall	(15)	(15)		Acquired 2003	91.2%	564,353	502,908	1,067,261	(20)	JCPenney, Macy's, Strawbridge's
74.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	89.6%	821,356	662,867	1,484,223		Neiman Marcus, Rich's-Macy's, Bloomingdale's
75.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	97.6%	498,000	359,018	857,018		Marshalls, Sports Authority, Target, Old Navy, Stop and Shop, Best Buy, Staples, Bed, Bath & Beyond, Kohl's
76.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	98.3%	541,861	203,238	745,099		Elder-Beerman, Sears, Lazarus-Macy's, JCPenney
77.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	98.1%	220,830	201,045	421,875		Kohl's, Carson Pirie Scott
78.	Lindale Mall (5)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	89.5%	305,563	385,392	690,955		Von Maur, Sears, Younkers
79.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	99.6%	616,128	369,449	985,577		Macy's, Sears, Lord & Taylor
80.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	90.3%	402,843	210,112	612,955		Dillard's, Dillard's Men, JCPenney, Sears, Beall's, (8)
81.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (9)	47.2%	(4)	Acquired 2002	96.5%	297,253	180,932	478,185		Bloomingdale's, Filene's
82.	Mall at Rockingham Park	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	100.0%	638,111	382,110	1,020,221		Macy's, Filene's, JCPenney, Sears
83.	Mall of America	MN	Bloomington (Minneapolis-St. Paul)	Fee	27.5%	(4) (12)	Acquired 1999	92.7%	1,220,305	1,558,937	2,779,242		Macy's, Bloomingdales, Nordstrom, Sears, Knott's Camp Snoopy, Barnes & Noble, Old Navy, DSW Shoe Warehouse, Marshalls, Sportmart, Nordstrom Rack
84.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0%	(13) (4)	Built 1999	94.2%	989,590	795,581	1,785,171		Lord & Taylor (17), Rich's-Macy's, Dillard's, Galyan's, Haverty's, JCPenney, Nordstrom, Bed, Bath & Beyond
85.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1%	(4)	Acquired 1999	97.8%	444,889	361,605	806,494		Filene's, JCPenney, Sears, Best Buy

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
86.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	88.5%	578,060	330,337	908,397		Sears, Marshall Field's, Kohl's, Mervyn's
87.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	98.7%	273,094	140,070	413,164		Lazarus-Macy's, Sears, Target
88.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (10) (2032)	100.0%		Built 1973	99.7%	554,156	222,306	776,462		Sears, Dillard's, JCPenney, M.M. Cohn
89.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	92.0%	471,173	258,236	729,409		Belk, Dillard's Mens, Children & Home, Dillard's Women, JCPenney, Burdines-Macy's, Office Max
90.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	92.1%	527,591	756,111	1,283,702	(20)	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble
91.	Mesa Mall (5)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	92.4%	425,817	435,741	861,558		Sears, Herberger's, JCPenney, Target, Mervyn's, Gant Sports
92.	Metrocenter	AZ	Phoenix	Fee	50.0%	(4)	Acquired 1998	94.0%	876,027	515,828	1,391,855		Macy's, Dillard's, Robinsons-May, JCPenney, Sears, ZeroG Sports & Entertainment
93.	Miami International Mall	FL	South Miami	Fee	47.8%	(4)	Built 1982	95.8%	783,308	290,791	1,074,099		Sears, Dillard's, JCPenney, Burdines-Macy's Mens & Home, Burdines-Macy's Women & Children
94.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	94.3%	339,113	278,980	618,093		Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Beall's, Ross Dress for Less
95.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	98.7%	429,508	375,911	805,419		JCPenney, Sears, Younkers, Barnes & Noble
96.	Montgomery Mall	PA	Montgomeryville	Fee	23.1%	(4)	Acquired 2003	91.9%	684,855	435,540	1,120,395		JCPenney, Macy's, Sears, Strawbridge's
97.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	97.3%	435,756	218,986	654,742		JCPenney, L.S. Ayres, Sears, Elder Beerman
98.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	90.7%	583,711	331,915	915,626		Macy's, Boscov, Sears
99.	North East Mall	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	97.9%	1,194,589	357,283	1,551,872		Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's, (8)
100.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6%	(13) (4)	Built 1990	83.7%	310,994	247,375	558,369		Sears, JCPenney, Carson Pirie Scott Womens, Carson Pirie Scott Mens, Children & Home
101.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	99.2%	688,391	308,873	997,264		Nordstrom, JCPenney, Gottschalk, Bon-Macy's, Toys "R" Us
102.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	94.9%	665,745	296,402	962,147		Parisian, Rich's-Macy's, Sears, JCPenney

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
103.	Northpark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	92.5%	651,533	426,420	1,077,953		Von Maur, Younkers, Dillard's, JCPenney, Sears, Barnes & Noble
104.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	97.7%	989,277	695,441	1,684,718		Macy's, Filene's, JCPenney, Lord & Taylor, Sears, Filene's Basement, Bally Total Fitness
105.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	98.7%	472,969	222,415	695,384		Famous Barr, JCPenney, Sears
106.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	86.6%	535,000	318,375	853,375	(20)	Dillard's Women, Dillard's Mens, Children & Home, Goldsmith's-Macy's
107.	Orange Park Mall	FL	Orange Park	Fee	100.0%		Acquired 1994	97.2%	534,180	390,175	924,355		Dillard's, JCPenney, Sears, Belk
108.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	96.6%	773,295	433,648	1,206,943		JCPenney, Marshall Field's, Sears, Carson Pirie Scott
109.	Oxford Valley Mall	PA	Langhorne	Fee	65.8%		Acquired 2003	94.3%	762,558	509,674	1,272,232	(20)	JCPenney, Macy's, Sears, Strawbridge's
110.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.3%	387,378	172,786	560,164		JCPenney, Sears, Belk, Burdines-Macy's
111.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	96.9%	749,288	335,941	1,085,229		Dillard's, JCPenney, Sears, Burdines-Macy's, Borders Books & Music, DSW Shoe Warehouse, Old Navy
112.	Penn Square	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	97.4%	588,137	425,255	1,013,392		Foley's, JCPenney, Dillard's Womens, Dillard's Mens, Children & Home
113.	Pheasant Lane Mall	NH	Nashua (Boston)	(16)	(16)	(4)	Acquired 2002	98.5%	675,759	313,135	988,894		Macy's, Filene's, JC Penney, Sears, Target
114.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	96.9%	472,385	348,931	821,316		Lord & Taylor (17), Parisian, Saks Fifth Avenue
115.	Port Charlotte Town Center	FL	Port Charlotte	Ground Lease (2064)	80.0%	(13)	Built 1989	88.9%	458,554	321,928	780,482		Dillard's, JCPenney, Beall's, Sears, Burdines-Macy's, DSW Shoe Warehouse
116.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (7) (2025)	100.0%		Built 1972	97.9%	631,762	178,931	810,693		Dillard's, JCPenney, Foley's (19), Sears
117.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	39.6%	(4)	Acquired 2003	95.9%	686,760	423,047	1,109,807		JCPenney, Lord & Taylor, Macy's, Sears
118.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (7) (2018)	100.0%		Built 1971	45.0%	691,230	226,369	917,599		Sears, (8)

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
119.	Richardson Square	TX	Richardson (Dallas-Ft. Worth)	Fee	100.0%		Built 1977	73.4%	471,436	283,900	755,336		Dillard's, Sears, Target, Ross Dress for Less, Barnes & Noble, Oshman's
120.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	99.5%	685,251	331,526	1,016,777		Sears, JCPenney, Kaufmann's, Barnes & Noble
121.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.0%	834,588	544,223	1,378,811	(20)	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
122.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	95.3%	786,626	461,697	1,248,323		Macy's, Lord & Taylor, JCPenney, Sears
123.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	68.3%	460,857	276,312	737,169		Sears, Dillard's, Foley's, Tony Hawk's Skate Park, JC Penney (6)
124.	Roosevelt Field Mall	NY	Garden City (New York)	Fee and Ground Lease (7) (2090)	100.0%		Acquired 1998	98.2%	1,430,425	750,101	2,180,526		Macy's, Bloomingdale's, JCPenney, Nordstrom, Gaylans, Bloomingdale's Furniture (6)
125.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	97.5%	827,015	407,583	1,234,598		Lazarus-Macy's, JCPenney, Sears, Kaufmann's, Media Play, DSW Shoe Warehouse
126.	Rushmore Mall (5)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	98.1%	470,660	364,948	835,608		JCPenney, Sears, Herberger's, Hobby Lobby, Target, Scheel's Sports
127.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	93.6%	428,258	270,487	698,745		Macy's, Mervyn's, Sears
128.	Seminole Towne Center	FL	Sanford	Fee	45.0%	(14) (4)	Built 1995	93.8%	768,798	384,802	1,153,600		Dillard's, JCPenney, Parisian, Sears, Burdines-Macy's
129.	Shops at Mission Viejo Mall, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	98.6%	677,215	472,699	1,149,914		Macy's, Saks Fifth Avenue, Robinsons-May, Nordstrom
130.	Shops at Sunset Place, The	FL	Miami	Fee	37.5%	(4)	Built 1999	88.7%		500,143	500,143		Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie
131.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)	Acquired 1995	96.7%	902,595	455,400	1,357,995		Macy's, Sears, JCPenney, H&M, Stern's
132.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	100.0%	538,843	373,754	912,597		Filene's, Sears, JCPenney, Linens-N-Things
133.	Source, The	NY	Westbury (New York)	Fee	25.5%	(4)	Built 1997	93.5%	210,798	518,354	729,152		Off 5th-Saks Fifth Avenue, Fortunoff, Nordstrom Rack, Old Navy, Circuit City, Virgin Megastore, Rosewood Home Furnishings, H&M
134.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	96.5%	655,987	454,033	1,110,020		Sears, Kaufmann's, Lazarus-Macy's
135.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	98.3%	847,603	614,037	1,461,640		Macy's, Filene's, Lord & Taylor, Sears, Filene's Basement

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
136.	Southern Hills Mall (5)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	71.0%	372,937	428,619	801,556	Younkers, Sears, Sheel's Sporting Goods, Barnes & Noble (6), (8)
137.	Southern Park Mall	OH	Boardman	Fee	100.0%		Built 1970	97.5%	811,858	385,922	1,197,780	Dillard's, JCPenney, Sears, Kaufmann's
138.	Southgate Mall	AZ	Yuma	Fee	100.0%		Acquired 1988	99.7%	252,264	69,310	321,574	Sears, Dillard's, JCPenney, Albertson's
139.	SouthPark	NC	Charlotte	Fee & Ground Lease (11) (2040)	100.0%		Acquired 2002	87.9%	857,254	332,104	1,189,358	Nordstrom (6), Hecht's, Belk, Dillard's, Gaylans (6)
140.	Southpark Mall	IL	Moline	Fee	50.0%	(4)	Acquired 1998	93.5%	578,056	447,997	1,026,053	JCPenney, Younkers, Sears, Von Maur
141.	SouthRidge Mall (5)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	71.2%	497,806	504,732	1,002,538	Sears, Younkers, JCPenney, Target, (8)
142.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	99.4%	540,101	324,593	864,694	Filene's, Sears, Best Buy, T.J. Maxx N More, Filene's Basement
143.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.0%	631,602	354,007	985,609	Sears, JCPenney, Kohl's, Hecht's, Hecht's Home Store
144.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	97.8%	849,153	522,459	1,371,612	Macy's, Neiman Marcus, Nortstrom, Bloomingdales
145.	Summit Mall	OH	Akron (Cleveland)	Fee	100.0%		Built 1965	94.1%	432,936	331,297	764,233	Dillard's Women & Children, Dillard's Mens & Home, Kaufmann's
146.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	89.9%	575,837	342,131	917,968	JCPenney, Mervyn's, Sears, Dillard's Women & Children, Dillard's Mens & Home
147.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.7%	924,045	370,419	1,294,464	Nordstrom, Sears, JCPenney, Bon-Macy's, Mervyn's
148.	The Galleria	TX	Houston	Fee	31.5%	(4)	Acquired 2002	88.3%	1,300,466	1,104,346	2,404,812	Macy's, Saks Fifth Avenue, Neiman Marcus, Lord & Taylor (17), Nordstrom, Foley's, University Club
149.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	98.5%	568,373	291,153	859,526	L.S. Ayres, JCPenney, Sears, Kohl's, (8)
150.	Town Center at Boca Raton	FL	Boca Raton	Fee	100.0%		Acquired 1998	99.4%	1,061,076	494,247	1,555,323	Lord & Taylor (17), Saks Fifth Avenue, Bloomingdale's, Sears, Burdines-Macy's, Nordstrom
151.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0%	(4)	Acquired 1998	97.9%	851,346	421,107	1,272,453	Rich's-Macy's, Parisian, Sears, JCPenney, Rich's-Macy's Furniture
152.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	95.9%	779,490	399,619	1,179,109	Dillard's, JCPenney, Sears, Von Maur

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
153.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	89.4%	619,269	336,062	955,331	Dillard's Women & Home, Dillard's Mens & Children, Sears, JCPenney, Dick's Sporting Goods
154.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	91.7%	511,372	358,197	869,569	Dillard's, Sears, Borders, JCPenney, Burdines-Macy's
155.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	81.2%		221,863	221,863	—
156.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	99.1%	748,269	380,012	1,128,281	Dillard's, JCPenney, Sears, Borders, Burdines-Macy's
157.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	89.8%	412,761	153,192	565,953	JCPenney, M.M. Cohn
158.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	82.8%	478,449	228,579	707,028	JCPenney, Sears, McRae's
159.	University Park Mall	IN	Mishawaka	Fee	60.0%		Built 1979	98.4%	622,508	320,315	942,823	L.S. Ayres, JCPenney, Sears, Marshall Field's
160.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	93.3%	479,418	271,132	750,550	Lazarus-Macy's, JCPenney, Sears, Elder-Beerman
161.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	97.5%	389,781	266,579	656,360	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Beall's, Office Max
162.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	99.2%	307,798	179,631	487,429	JCPenney, Belk, Wal-Mart, Peebles
163.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	96.5%	506,639	280,855	787,494	Dillard's Women, Dillard's Mens, Children & Home, Hecht's, JCPenney, Sears
164.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Rent (2012)	100.0%		Acquired 1998	95.7%	742,214	292,533	1,034,747	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue, Organized Living
165.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	87.0%	706,174	308,064	1,014,238	L.S. Ayres, Target, Sears, Burlington Coat Factory (6), (8)
166.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	66.1%	716,811	310,002	1,026,813	Dillard's, JCPenney, The Jones Store, Sears, (8)
167.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	96.7%	878,311	450,691	1,329,002	Parisian, Dillard's, JCPenney, Proffitt's, Sears
168.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	99.5%	349,393	475,026	824,419	Neiman Marcus, Nordstrom
169.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	86.5%	716,939	503,533	1,220,472	Sears, JCPenney, Robinsons-May, Macy's
170.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	95.1%	601,708	347,497	949,205	Famous Barr, Sears, Bergner's, Dick's Sporting Goods (6)
171.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	96.9%	761,648	506,453	1,268,101	Goldsmith's-Macy's, JC Penney, Sears, Dillard's
172.	Woodland Hills Mall	OK	Tulsa	Fee	47.2%	(4)	Acquired 2002	96.8%	709,447	382,848	1,092,295	Foley's, JCPenney, Sears, Dillard's
173.	Woodville Mall	OH	Northwood	Fee	100.0%		Built 1969	79.6%	518,792	254,613	773,405	Sears, Elder-Beerman, Andersons, Woodville Skate Park

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The	TX	Austin	Fee	100.0%		Acquired 1998	94.9%	35,773	170,738	206,511	Barnes & Noble, Cheescake Factory
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%		Built 1987	94.1%	436,255	168,256	604,511	Best Buy, T.J. Maxx N More, Frank's Nursery, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Cicuit City, Dress Barn, JoAnn Etc (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%		Built 1951	72.4%	375,502	265,273	640,775	Burlington Coat Factory, Giant Eagle, Michael's, Linens-N-Things, T.J. Maxx, Steinmart, Sav-A-Lot, (8)
4.	Bridgeview Court	IL	Bridgeview	Fee	100.0%		Built 1988	86.9%	216,491	57,187	273,678	Northwestern Business College, (8)
5.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	0	38,493	38,493	Preston Safeway
6.	Celina Plaza	TX	El Paso	Fee and Ground Lease (11) (2005)	100.0%		Built 1978	26.7%	23,927	8,695	32,622	(8)
7.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	199,693	0	199,693	Regal Cinema, (8)
8.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.4%	213,670	85,934	299,604	K-Mart, Petsmart, Michael's, Movies 10, (8)
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (7) (2038)	35.0%	(14) (4)	Built 1993	98.8%	206,680	58,819	265,499	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (7) (2058)	100.0%		Built 1977	80.4%	290,216	145,392	435,608	Best Buy, Old Country Buffet, Burlington Coat, Home Depot, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0%	(14) (4)	Built 1989	86.1%	201,993	76,978	278,971	Cub Foods, Wal-Mart
12.	Dekalb Plaza	PA	King of Prussia	Fee	52.4%		Acquired 2003	46.4%	81,368	20,345	101,713	ACME
13.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	96.2%	60,000	115,639	175,639	Marshalls, Kids "R" Us (17), Toys "R" Us, Bed, Bath & Beyond
14.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	84.7%	152,451	33,698	186,149	Marshalls, Target, Toys "R" Us
15.	Empire East (5)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	97.9%	253,388	44,875	298,263	Kohl's, Target
16.	Fairfax Court	VA	Fairfax	Fee	26.3%	(14) (4)	Built 1992	89.2%	168,743	80,614	249,357	Burlington Coat Factory, Circuit City Superstore, (8)
17.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	98.0%	325,170	100,588	425,758	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
18.	Gaitway Plaza	FL	Ocala	Fee	23.3%	(14) (4)	Built 1989	89.1%	123,027	93,328	216,355	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Best Buy, Michael's, Cost Plus World Market
20.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 1989	100.0%	238,158	57,600	295,758	Sears
21.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	25,790	159,931	Best Buy, Kohl's
22.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	34.5%	175,595	98,640	274,235	K-mart, (8)
23.	Grove at Lakeland Square, The	FL	Lakeland	Fee	100.0%		Built 1988	91.9%	142,317	73,274	215,591	Sports Authority
24.	Henderson Square	PA	King of Prussia	Fee	79.1%		Acquired 2003	97.2%	72,683	34,661	107,344	ACME, Staples
25.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	77.3%	372,316	105,764	478,080	Marshalls, Bed, Bath & Beyond, American Signature Home, Save-Rite, Ross Dress for Less, Office Max, Burlington Coat Factory, (8)
26.	Indian River Commons	FL	Vero Beach	Fee	50.0%	(4)	Built 1997	90.8%	233,358	27,510	260,868	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's
27.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	0	111,518	111,518	—
28.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	88.7%	0	29,140	29,140	—
29.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	91,483	88,980	180,463	Office Max, Circuit City
30.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	98.7%	170,789	44,673	215,462	Pic 'N Save, Home Owners Bargain Outlet
31.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	91.7%	270,628	100,852	371,480	Best Buy, Marshalls, Ulta Cosmetics, Factory Card Outlet, Golf Galaxy, Linens-N-Things, Petco Supplies & Fish, Value City Furniture, (8)
32.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.4%	306,317	79,431	385,748	Old Navy, Best Buy, Cost Plus World Market, Linens-N-Things, Office Max, Petsmart, Ross Dress for Less, T.J. Maxx, Party City, Ulta Cosmetics, Ultimate Electronics
33.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	94.2%	159,584	47,294	206,878	Kohl's, Hobby Lobby
34.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	134,935	13,446	148,381	Wal-Mart, PetsMart

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
35.	Lincoln Plaza	PA	King of Prussia	Fee	65.8%		Acquired 2003	100.0%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City
36.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	50.0%	(4)	Built 1999	97.8%	341,503	99,109	440,612	Target, Nordstrom Rack, Best Buy, Staples, T.J. Maxx N More, American Signature Home
37.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	90.0%	49,552	41,675	91,227	Best Buy, Bed, Bath & Beyond
38.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's
39.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	43.5%	230,885	44,570	275,455	Dominick's, Michael's Arts & Crafts, Value City, (8)
40.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	271,656	27,195	298,851	Kohl's, Office Max, Shoe Carnival, T.J. Maxx, Target
41.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	97.3%	24,912	66,736	91,648	Goody's
42.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	74.3%	190,323	114,747	305,070	Minnesota Fabrics, Hobby Lobby, Office Max, (8)
43.	Northland Plaza	OH	Columbus	Fee and Ground Lease (7) (2085)	100.0%		Built 1988	62.7%	118,304	91,230	209,534	Marshalls, Hobby Lobby, (8)
44.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	92.0%	99,028	71,841	170,869	Target, Cinema Grill
45.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (7) (2039)	100.0%		Built 1968	95.2%	82,398	32,626	115,024	Big Lots, Wal-Mart (18)
46.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0%	(14) (4)	Built 1993	84.6%	252,179	82,308	334,487	Toys "R" Us, Jo-Ann Etc., Kids "R" Us (17), Comp USA, Linens-N-Things, Party City, Petsmart, (8)
47.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	100.0%	210,627	76,899	287,526	Wal-Mart, Sam's Wholesale, Petsmart
48.	Ridgewood Court	MS	Jackson	Fee	35.0%	(14) (4)	Built 1993	100.0%	185,939	54,723	240,662	T.J. Maxx, Bed, Bath & Beyond, Best Buy, Marshalls, Lifeway Christian Stores, Michael's
49.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	131,438	100,184	231,622	Kids "R" Us (17), AMCE Grocery, Best Buy, Borders Books & Music, Linens N Things, Michael's
50.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderale)	Fee	35.0%	(14) (4)	Built 1989	100.0%	124,479	74,643	199,122	Kmart, Stein Mart
51.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	68.7%	292,752	113,202	405,954	Value City Furniture, T.J. Maxx, Jo Ann Fabrics, CVS, Shoppers Food Warehouse, Dollar Tree, (8)

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
52.	Shops at Northeast Mall, The	TX	Hurst	Fee	100.0%		Built 1999	98.9%	265,595	98,989	364,584	Old Navy, Nordstrom Rack, Bed, Bath & Beyond, Office Max, Michael's, Petsmart, T.J. Maxx, Ulta Cosmetics, Best Buy, Pier 1 Imports
53.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750	101,087	Circuit City, Hobby-Lobby, The Pep Boys
54.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	73.8%	281,446	47,531	328,977	Marshalls, Target, American Signature Home, Bed, Bath & Beyond
55.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	95.5%	85,811	8,787	94,598	Best Buy, Barnes & Noble
56.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	87.1%	104,359	46,177	150,536	Best Buy, Michaels
57.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0%	(14) (4)	Built 1990	98.3%	431,018	112,430	543,448	Wal-Mart, Galyan's, Frank's Nursery, Kohl's, Marsh, Bed, Bath & Beyond, Regal Cinema
58.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	12.2%	109,388	15,148	124,536	(8)
59.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	21,500	28,607	50,107	(8)
60.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	622,244	329,559	951,803	L.A. Fitness, T.J. Maxx, Barnes & Noble, Ross Dress for Less, Petsmart, Bed, Bath & Beyond, Old Navy, Best Buy, Office Max, Ashley Furniture, Jo-Ann Fabrics, Target
61.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	182,161	55,622	237,783	Target, T.J. Maxx, Toys "R" Us, Famous Footwear
62.	West Town Corners	FL	Altamonte Springs	Fee	23.3%	(14) (4)	Built 1989	99.1%	263,782	121,285	385,067	Wal-Mart, Sports Authority, PetsMart, Winn Dixie, American Signature Furniture
63.	Westland Park Plaza	FL	Orange Park	Fee	23.3%	(14) (4)	Built 1989	96.3%	123,548	39,606	163,154	Burlington Coat Factory, PetsMart, Sports Authority, Sound Advice
64.	Whitehall Mall	PA	Whitehall	Fee	39.6%	(4)	Acquired 2003	99.0%	378,642	175,079	553,721	Kohl's, Sears, Bed, Bath and Beyond
65.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.3%	275,703	115,723	391,426	Kohl's, Kids "R" Us (17), Office Max, T.J. Maxx, Toys "R" Us, Cub Foods
66.	Willow Knolls Court	IL	Peoria	Fee	35.0%	(14) (4)	Built 1990	100.0%	309,440	72,937	382,377	Kohl's, Sam's Wholesale Club, Willow Knolls Cinema, Burlington Coat Factory
67.	Yards Plaza, The	IL	Chicago	Fee	35.0%	(14) (4)	Built 1990	100.0%	228,813	36,607	265,420	Burlington Coat Factory, Value City, Ralphs Food for Less

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 North American Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease) (1)
	Property Name	State	City (Metropolitan area)		Our Percentage Interest (2)		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
	OFFICE CENTERS
1.	O'Hare International Center	IL	Rosemont	Fee	100.0%		Built 1988	85.2%	0	495,546	495,546	(20)	—
2.	Riverway	IL	Rosemont	Fee	100.0%		Acquired 1991	84.5%	0	819,201	819,201	(20)	—
	MIXED-USE CENTERS
1.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	91.4%	104,332	1,109,880	1,214,212	(20)	Neiman Marcus
2.	Fashion Centre at Pentagon City, The	VA	Arlington	Fee	42.5%	(4)	Built 1989	99.8%	472,729	514,979	987,708	(20)	Macy's, Nordstrom

	Total U.S. Portfolio								116,563,140	72,554,171	189,117,311

	CANADA REGIONAL MALLS
1.	Forum Entertainment Centre (5)		Montreal	Fee	35.6%	(4)	Built 2001	88.7%	246,972	—	246,972		AMC Entertainment

	Total North American Portfolio								116,810,112	72,554,171	189,364,283

	PROPERTIES UNDER CONSTRUCTION						Expected Opening
1.	Chicago Premium Outlets	IL	Aurora (Chicago)		50.0%	(4)	2nd Quarter 2004						—
2.	Clay Terrace	IN	Carmel (Indianapolis)		50.0%	(4)	4th Quarter 2004						Dicks Sporting Goods, DSW Shoe Warehouse, Circuit City, Wild Oats
3.	St. Johns Town Center	FL	Jacksonville		50.0%	(13)	1st Quarter 2005						Target, JoAnn Fabribcs, PetsMart
4.	Firewheel Town Center	TX	Garland		100.0%		4th Quarter 2005						Foley's, Dillard's, Barnes & Noble, Circuit City, Sports Authority, Linens N Things
5.	WolfRanch	TX	Georgetown (Austin)		100.0%		3rd Quarter 2005						Target, Kohl's, Linens N Things, Office Depot, Petsmart

Footnotes:

(1)
The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right of first refusal or the right to purchase the lessor's interest. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective Property.

(2)
The Operating Partnership's direct and indirect interests in some of the Properties held as joint venture interests are subject to preferences on distributions in favor of other partners or the Operating Partnership.

(3)
Regional Malls—Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Also includes company owned retail space at specialty centers and mixed-use properties. Community Centers—Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

(4)
Joint Venture Properties accounted for under the equity method.

(5)
This Property is managed by a third party.

(6)
Indicates anchor is currently under construction or in predevelopment.

(7)
Indicates ground lease covers less than 50% of the acreage of this Property.

(8)
Indicates vacant anchor space(s).

(9)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(10)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(11)
Indicates ground lease covers outparcel only.

(12)
This interest is currently subject to a constructive trust imposed by an court order issued by the Federal District Court for the State of Minnesota. We have appealed that order. See footnote 11 of the accompanying financial statements for further discussion regarding Mall of America.

(13)
The Operating Partnership receives substantially all the economic benefit of the property due to a partner preference or advances.

(14)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(15)
The ownership of the property is evidenced by the Operating Partnership's note secured by an equity interest the property.

(16)
The Operating Partnership owns a mortgage note that encumbers Pheasant Lane Mall that entitles it to 100% of the economics of this property.

(17)
Indicates anchor has announced its intent to close this location.

(18)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(19)
This retailer operates multiple stores at this Property.

(20)
Mall & Freestanding GLA consists of a combination of Office and Retail space.

Mall	Retail GLA	Office GLA	Total Mall & Freestanding GLA
Arsenal Mall	204,669	105,807	310,476
Fashion Mall at Keystone at the Crossing, The	378,636	30,042	408,678
Greendale Mall	178,802	119,860	298,662
King of Prussia Mall	1,061,060	13,696	1,074,756
Lehigh Valley Mall	491,154	11,754	502,908
Menlo Park Mall	705,679	50,432	756,111
Oak Court Mall	188,434	129,941	318,375
O'Hare International Center	12,838	482,708	495,546
Oxford Valley Mall	399,116	110,558	509,674
River Oaks Center	426,168	118,055	544,223
Riverway	24,809	794,392	819,201
Copley Place	263,058	846,822	1,109,880
Fashion Centre at Pentagon City, The	345,890	169,089	514,979

  International

            The following summarizes our investments in Europe and the countries of real estate ownership and operation as of December 31, 2003:

Investment	Ownership Interest	Properties open and operating	Countries
Gallerie Commerciali Italia, S.p.A.	49.0%	38	Italy
European Retail Enterprises ("ERE"), B.V.	35.2%	9	France, Poland, Portugal

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. ERE also operates through a wholly-owned subsidiary Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, lessors and managers.

            Our properties in Europe consist primarily of hypermarket anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is affiliated with our partner in GCI, The Rinascente Group, or are anchored by the hypermarket Carrefour in France, Poland, and Portugal. Certain of these properties are subject to leaseholds that entitle the lessor to receive substantially all the economic benefits of the portion of the property subject to the leasehold.

            As of December 31, 2003, our European properties were approximately 99.3% occupied. These properties contain an aggregate of approximately 8.9 million square feet of GLA, of which approximately 3.8 million square feet is Owned GLA.

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 European Properties

						Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	Our Percentage Interest	Year Built	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Freehold	35.2%	2003	132,396	408,910	541,306	Carrefour, Leroy Merlin
2.	Bel'Est	Bagnolet (Paris)	Freehold	12.3%	1992	150,695	62,980	213,675	Auchan
3.	Villabé A6	Villabé (Paris)	Freehold	5.3%	1992	102,257	104,507	206,764	Carrefour

	Subtotal France					385,348	576,397	961,745
	ITALY
1.	Ancona — Senigallia	Senigallia (Ancona)	Freehold	49.0%	1995	41,193	41,581	82,774	Cityper
2.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Freehold	49.0%	1995	38,901	55,929	94,830	Cityper
3.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Freehold	49.0%	1999	47,986	114,259	162,245	Cityper
4.	Bari — Casamassima	Casamassima (Bari)	Freehold	49.0%	1995	159,015	388,825	547,840	Auchan, Coin, Upim, Leroy Merlin, Decathlon
5.	Brescia — Mazzano	Mazzano (Brescia)	Freehold/Leasehold (2)	49.0%	1994	103,290	127,359	230,649	Auchan, Bricocenter, Upim
6.	Cagliari — Santa Gilla	Cagliari	Freehold/Leasehold (2)	49.0%	1992	75,939	114,754	190,693	Auchan, Bricocenter
7.	Catania — La Rena	Catania	Freehold	49.0%	1998	124,065	22,077	146,142	Auchan
8.	Milano — Rescaldina	Rescaldina (Milano)	Freehold	49.0%	2000	165,108	212,017	377,125	Auchan, Bricocenter, Decathlon, Upim
9.	Milano — Vimodrone	Vimodrone (Milano)	Freehold	49.0%	1989	110,384	80,202	190,586	Auchan, Bricocenter
10.	Napoli — Pompei	Pompei (Napoli)	Freehold	49.0%	1990	74,314	17,147	91,461	Auchan
11.	Padova	Padova	Freehold	49.0%	1989	73,324	32,485	105,809	Auchan
12.	Palermo	Palermo	Freehold	49.0%	1990	73,065	9,849	82,914	Auchan
13.	Pesaro — Fano	Fano (Pesaro)	Freehold	49.0%	1994	56,274	55,951	112,225	Auchan
14.	Pescara	Pescara	Freehold	49.0%	1998	96,337	65,186	161,523	Auchan, Upim
15.	Pescara — Cepagatti	Cepagatti (Pescara)	Freehold	49.0%	2001	80,213	189,617	269,830	Auchan
16.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Freehold	49.0%	1992	104,485	20,419	124,904	Auchan, Flunch
17.	Roma — Collatina	Collatina (Roma)	Freehold	49.0%	1999	59,524	4,101	63,625	Auchan
18.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Freehold/Leasehold (2)	49.0%	1990	56,263	107,779	164,042	Auchan, Bricocenter, Upim
19.	Taranto	Taranto	Freehold	49.0%	1997	75,240	126,508	201,748	Auchan, Bricocenter, Upim
20.	Torino	Torino	Freehold	49.0%	1989	105,056	66,682	171,738	Auchan, Upim
21.	Torino — Venaria	Venaria (Torino)	Freehold	49.0%	1982	101,557	64,045	165,602	Auchan, Bricocenter
22.	Venezia — Mestre	Mestre (Venezia)	Freehold	49.0%	1995	114,076	132,644	246,720	Auchan
23.	Vicenza	Vicenza	Freehold	49.0%	1995	78,415	20,064	98,479	Auchan
24.	Brindisi-Mesagne	Mesagne (Brindisi)	Freehold	49.0%	2003	88,049	140,598	228,647	Auchan

SIMON PROPERTY GROUP, L.P.
PROPERTY TABLE
 European Properties

						Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	Our Percentage Interest	Year Built	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
25.	Ancona	Ancona	Leasehold (3)	49.0%	1993	82,947	82,333	165,280	Auchan, Upim
26.	Bergamo	Bergamo	Leasehold (3)	49.0%	1976	103,011	16,921	119,932	Auchan
27.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0%	1972	89,932	27,566	117,498	Auchan
28.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0%	1994	83,549	109,943	193,492	Auchan, Bricocenter
29.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0%	1989	83,259	15,984	99,243	Auchan
30.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0%	1976	73,496	88,501	161,997	Auchan, Bricocenter
31.	Milano — Cinisello-Balsamo	Cinisello-Balsamo (Milano)	Leasehold (3)	49.0%	1993	68,426	18,589	87,015	Auchan
32.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0%	1991	83,840	27,782	111,622	Auchan
33.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0%	1992	97,952	94,852	192,804	Auchan, Bricocenter, Upim
34.	Olbia	Olbia	Leasehold (3)	49.0%	1993	48,976	48,814	97,790	Auchan
35.	Roma — Casalbertone	Roma	Leasehold (3)	49.0%	1998	62,667	84,927	147,594	Auchan, Upim
36.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0%	1995	—	35,564	35,564
37.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0%	1986	61,785	32,346	94,131	Auchan
38.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0%	1975	89,319	75,326	164,645	Auchan, Bricocenter

	Subtotal Italy					3,131,232	2,969,526	6,100,758
	POLAND
1.	Borek Shopping Center	Wroclaw	Freehold	35.2%	1999	119,942	129,393	249,335	Carrefour
2.	Dabrowka Shopping Center	Katowice	Freehold	35.2%	1999	120,986	172,868	293,854	Carrefour, Castorama
3.	Turzyn Shopping Center	Szczecin	Freehold	35.2%	2001	87,188	120,943	208,131	Carrefour
4.	Wilenska Station Shopping Center	Warsaw	Freehold	35.2%	2002	92,688	215,935	308,623	Carrefour
5.	Zakopianka Shopping Center	Krakow	Freehold	35.2%	1998	120,190	432,688	552,878	Carrefour, Castorama

	Subtotal Poland					540,994	1,071,827	1,612,821
	PORTUGAL
1.	Minho center	Braga (Porto)	Leasehold (3)	35.2%	1997	120,018	101,622	221,640	Carrefour, Toys R Rus, Fitness, Sport Zone

	TOTAL EUROPEAN ASSETS					4,177,592	4,719,372	8,896,964

Footnotes:

(1)
All gross leasable area listed in square feet.

(2)
This property is held partially in fee and partially encumbered by a leasehold on the premise which entitles the lessor to the majority of the economics of the portion of the property subject to the leasehold.

(3)
This property is encumbered by a leasehold on the entire premises which entitles the lessor the majority of the economics of the property.

  Land Held for Development

            We have direct or indirect ownership interests in three parcels of land held for future development, containing an aggregate of approximately 275 acres located in three states.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2003
(Dollars in thousands)

Property Name	Interest Rate	Face Amount	Annual Debt Service	Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%	$29,763	$2,216	10/10/12
Arsenal Mall — 1	6.75%	32,977	2,724	09/28/08
Arsenal Mall — 2	8.20%	1,796	286	05/05/16
Battlefield Mall	4.60%	100,000	4,603	(2)	07/01/13
Biltmore Square	7.95%	26,000	2,067	(2)	12/11/10	(30)
Bloomingdale Court	7.78%	28,695	(4)	2,578	11/01/09
Bowie Mall	2.62%	(1)	52,700	1,381	(2)	12/14/05	(3)
Brunswick Square	2.62%	(1)	45,000	1,179	(2)	06/12/05	(3)
Century III Mall	6.20%	87,859	(10)	6,541	10/10/12
Chesapeake Center	8.44%	6,563	(32)	554	(2)	06/15/05	(30)
Chesapeake Square	3.87%	(13)	47,000	1,819	(2)	07/01/06	(3)
Cielo Vista Mall — 1	9.38%	51,033	(5)	5,828	05/01/07
Cielo Vista Mall — 2	8.13%	675	376	11/01/05
Cielo Vista Mall — 3	6.76%	36,614	(5)	3,039	05/01/07
CMBS Loan — Fixed (encumbers 7 Properties)	7.31%	172,290	(6)	14,065	12/15/04	(30)
CMBS Loan — Variable (encumbers 7 Properties)	6.20%	(7)	48,157	(6)	1,722	12/15/04	(30)
College Mall — 1	7.00%	37,013	(8)	3,908	01/01/09
College Mall — 2	6.76%	11,281	(8)	935	01/01/09
Copley Place	7.44%	180,836	16,266	08/01/07
Coral Square	8.00%	88,946	8,065	10/01/10
Crossroads Mall	6.20%	44,127	3,285	10/10/12
Crystal River	7.63%	15,867	1,385	11/11/10	(30)
DeKalb Mall	9.35%	2,711	699	10/01/04
Forest Mall	6.20%	17,671	(11)	1,316	10/10/12
Forest Plaza	7.78%	15,738	(4)	1,414	11/01/09
Forum Shops at Caesars, The	4.78%	550,000	26,312	(2)	12/01/10
Greenwood Park Mall — 1	7.00%	31,000	(8)	3,273	01/01/09
Greenwood Park Mall — 2	6.76%	58,284	(8)	4,831	01/01/09
Grove at Lakeland Square, The	8.44%	3,750	(32)	317	(2)	06/15/05	(30)
Gulf View Square	8.25%	34,260	3,652	10/01/06
Henderson Square	6.94%	15,625	1,270	07/01/11
Highland Lakes Center	6.20%	16,288	(10)	1,213	10/10/12
Ingram Park Mall	6.99%	82,423	(24)	6,724	08/11/11
Jefferson Valley Mall	2.37%	(1)	60,000	1,422	(2)	01/11/04
Keystone at the Crossing	7.85%	60,518	5,642	07/01/27
Knoxville Center	6.99%	62,415	(24)	5,092	08/11/11
Lake View Plaza	7.78%	20,921	(4)	1,880	11/01/09
Lakeline Mall	7.65%	68,549	6,300	05/01/07
Lakeline Plaza	7.78%	22,937	(4)	2,061	11/01/09
Lincoln Crossing	7.78%	3,167	(4)	285	11/01/09
Longview Mall	6.20%	33,070	(10)	2,462	10/10/12
Markland Mall	6.20%	23,397	(11)	1,742	10/10/12
Matteson Plaza	7.78%	9,213	(4)	828	11/01/09
McCain Mall — 1	9.38%	23,829	(5)	2,721	05/01/07
McCain Mall — 2	6.76%	16,900	(5)	1,402	05/01/07
Melbourne Square	7.42%	36,595	3,374	02/01/05
Midland Park Mall	6.20%	34,157	(11)	2,543	10/10/12
Muncie Plaza	7.78%	7,965	(4)	716	11/01/09
North East Mall	2.50%	(1)	140,000	3,493	(2)	05/21/04
Northlake Mall	6.99%	72,003	(24)	5,874	08/11/11
Oxford Valley Mall	6.76%	86,418	7,801	01/10/11

Paddock Mall	8.25%		27,248		2,905		10/01/06
Palm Beach Mall	6.20%		54,641		4,068		10/10/12
Penn Square Mall	7.03%		71,319		6,003		03/01/09	(30)
Port Charlotte Town Center	7.98%		53,250		4,249	(2)	12/11/10	(30)
Raleigh Springs Mall	3.80%	(31)	11,000		418	(2)	12/09/05
Regency Plaza	7.78%		4,318	(4)	388		11/01/09
Richmond Towne Square	6.20%		47,977	(11)	3,572		10/10/12
Riverway	2.27%	(18)	110,000		2,497	(2)	10/01/06	(3)
St. Charles Towne Plaza	7.78%		27,639	(4)	2,483		11/01/09
St. Johns Town Center	2.37%	(1)	37,500		889	(2)	03/02/04
Stanford Shopping Center	3.60%	(34)	220,000		7,920	(2)	09/11/08
Sunland Park Mall	8.63%	(14)	37,229		3,773		01/01/26
Tacoma Mall	7.00%		131,903		10,778		10/01/11
Terrace at Florida Mall, The	8.44%		4,688	(32)	396	(2)	06/15/05	(30)
Tippecanoe Mall — 1	8.45%		41,676		4,647		01/01/05
Tippecanoe Mall — 2	6.81%		15,049		1,253		01/01/05
Towne East Square — 1	7.00%		48,935	(8)	5,167		01/01/09
Towne East Square — 2	6.81%		23,513	(8)	1,958		01/01/09
Towne West Square	6.99%		53,952	(24)	4,402		08/11/11
Treasure Coast Square — 1	7.42%		50,254		3,729	(2)	01/01/06
Treasure Coast Square — 2	8.06%		11,736		946	(2)	01/01/06
Trolley Square	9.03%		29,133		2,880		08/01/10	(30)
University Park Mall	7.43%		58,799		4,958		10/01/07
Valle Vista Mall — 1	9.38%		31,561	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,515	(5)	626		05/01/07
Waterford Lakes	2.42%	(1)	68,000		1,646	(2)	08/16/04
West Ridge Plaza	7.78%		5,567	(4)	500		11/01/09
White Oaks Mall	2.22%	(1)	48,563		1,078	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		16,987	(4)	1,526		11/01/09
Wolfchase Galleria	7.80%		74,437		6,911		06/30/07

Total Consolidated Secured Indebtedness			$4,179,385
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility	1.77%	(16)	$327,901		$5,804	(2)	04/16/06	(3)
Medium Term Notes — 1	7.13%		100,000		7,125	(15)	06/24/05
Medium Term Notes — 2	7.13%		180,000		12,825	(15)	09/20/07
SPG, L.P. Unsecured Term Loan — 1	1.92%	(1)	65,000		1,248	(2)	03/15/04
SPG, L.P. Unsecured Term Loan — 2	1.77%	(1)	150,000		2,655	(2)	02/28/04
SPG, L.P. Unsecured Euro Term Loan	2.70%	(9)	204,679		5,527	(2)	12/16/06	(3)
Unsecured Notes — 1	6.88%		250,000		17,188	(15)	11/15/06
Unsecured Notes — 2A	6.75%		100,000		6,750	(15)	07/15/04
Unsecured Notes — 2B	7.00%		150,000		10,500	(15)	07/15/09
Unsecured Notes — 3	6.88%		150,000		10,313	(15)	10/27/05
Unsecured Notes — 4B	6.75%		300,000		20,250	(15)	06/15/05
Unsecured Notes — 4C	7.38%		200,000		14,750	(15)	06/15/18
Unsecured Notes — 5A	6.75%		300,000		20,250	(15)	02/09/04
Unsecured Notes — 5B	7.13%		300,000		21,375	(15)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(15)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(15)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(15)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(15)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(15)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(15)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(15)	03/15/13

Mandatory Par Put Remarketed Securities	7.00%	200,000	14,000	(15)	06/15/08	(17)
Floating Rate Mandatory Extension Notes	1.92%	(12)	113,100	2,172	(2)	11/15/14

5,340,680
Shopping Center Associates, subsidiary:
Unsecured Notes — SCA 1	6.75%	150,000	10,125	(15)	01/15/04
Unsecured Notes — SCA 2	7.63%	110,000	8,388	(15)	05/15/05

260,000
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 3	7.75%	150,000	11,625	(15)	08/15/04
Unsecured Notes — CPI 4	7.18%	75,000	5,385	(15)	09/01/13
Unsecured Notes — CPI 5	7.88%	250,000	19,688	(15)	03/15/16

475,000

Total Consolidated Unsecured Indebtedness	$6,075,680

Total Consolidated Indebtedness at Face Amounts	$10,255,065
Fair Value Interest Rate Swaps	1,195	(28)
Net Premium on Indebtedness	36,591
Net Discount on Indebtedness	(26,463)

Total Consolidated Indebtedness	$10,266,388	(23)

Joint Venture Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Apple Blossom Mall	7.99%	$39,567	$3,607	09/10/09
Atrium at Chestnut Hill	6.89%	47,812	3,880	03/11/11	(30)
Auburn Mall	7.99%	46,322	4,222	09/10/09
Aventura Mall — A	6.55%	141,000	9,231	(2)	04/06/08
Aventura Mall — B	6.60%	25,400	1,675	(2)	04/06/08
Aventura Mall — C	6.89%	33,600	2,314	(2)	04/06/08
Avenues, The	5.29%	79,260	5,325	04/01/13
Bangor Mall	7.06%	24,051	2,302	12/01/07
Cape Cod Mall	6.80%	97,222	7,821	03/11/11
Circle Centre Mall	5.02%	79,268	5,165	04/11/13
Clay Terrace Partners	2.87%	(1)	22,847	656	(2)	02/15/04
CMBS Loan — Fixed (encumbers 13 Properties)	7.52%	357,100	(19)	26,871	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	1.53%	(1)	186,500	(19)	2,853	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	1.49%	(1)	81,400	(19)	1,212	(2)	05/15/06
Cobblestone Court	7.64%	6,178	(20)	472	(2)	01/01/06
Crystal Court	7.64%	4,044	(20)	309	(2)	01/01/06
Crystal Mall	5.62%	104,344	7,319	09/11/12	(30)
Dadeland Mall	6.75%	196,290	15,566	02/11/12	(30)
Emerald Square Mall	5.13%	143,548	9,479	03/01/13
European Retail Enterprises — Fixed Components	6.49%	72,363	10,821	01/17/13
European Retail Enterprises — Variable Components	4.27%	(29)	188,834	11,428	09/05/13
Fairfax Court	7.64%	10,318	(20)	788	(2)	01/01/06
Fashion Centre Pentagon Retail	6.63%	163,085	12,838	09/11/11	(30)
Fashion Centre Pentagon Office	2.62%	(1)	33,000	865	(2)	09/10/04
Fashion Valley Mall — 1	6.49%	166,263	13,255	10/11/08	(30)
Fashion Valley Mall — 2	6.58%	29,124	1,915	(2)	10/11/08	(30)
Florida Mall, The	7.55%	262,948	22,766	12/10/10
Galleria Commerciali Italia	3.30%	(33)	618,294	20,405	(2)	06/22/05	(3)
Gaitway Plaza	7.64%	7,348	(20)	561	(2)	01/01/06

Great Northeast Plaza	9.04%	16,751	1,744	06/01/06
Greendale Mall	8.23%	40,713	3,779	12/10/06
Gwinnett Place — 1	7.54%	37,454	3,412	04/01/07
Gwinnett Place — 2	7.25%	82,568	7,070	04/01/07
Highland Mall	6.83%	69,297	5,571	07/11/11
Houston Galleria — 1	7.93%	217,595	19,684	12/01/05	(30)
Houston Galleria — 2	2.62%	(1)	83,558	2,189	(2)	06/25/07	(3)
Indian River Commons	7.58%	8,136	710	11/01/04
Indian River Mall	7.58%	45,145	3,941	11/01/04
King of Prussia — 1	7.49%	192,940	23,183	01/01/17
King of Prussia — 2	8.53%	13,259	1,685	01/01/17
Liberty Tree Mall	5.22%	35,000	1,827	(2)	10/11/13
Mall at Rockingham	7.88%	96,938	8,705	09/01/07
Mall at Chestnut Hill	8.45%	14,696	1,396	02/02/10
Mall of America	1.65%	(21)	278,429	4,608	(2)	03/10/05	(3)
MOA Entertainment	1.65%	(21)	33,571	556	(2)	03/10/05	(3)
Mall of Georgia	7.09%	200,000	14,180	(2)	07/01/10
Mall of Georgia Crossing	3.12%	(1)	33,214	2,824	06/09/06
Mall of New Hampshire — 1	6.96%	100,395	8,345	10/01/08	(30)
Mall of New Hampshire — 2	8.53%	8,239	786	10/01/08
Metrocenter	8.45%	28,777	3,031	02/28/08
Miami International Mall	5.35%	97,500	5,216	(2)	10/01/13
Montgomery Mall	7.48%	27,000	2,020	(2)	08/10/06
Montreal Forum — Canada	5.76%	(22)	43,159	2,486	(2)	08/08/06	(3)
Northfield Square	3.62%	(25)	34,670	1,255	(2)	04/01/04
Northshore Mall	9.05%	161,000	14,571	(2)	05/14/04
Quaker Bridge Mall	7.03%	24,077	2,407	04/01/16
Plaza at Buckland Hills, The	7.64%	17,678	(20)	1,351	(2)	01/01/06
Ridgewood Court	7.64%	7,978	(20)	610	(2)	01/01/06
Royal Eagle Plaza	7.64%	7,920	(20)	605	(2)	01/01/06
Seminole Towne Center	3.62%	(26)	69,355	3,445	07/01/05	(3)
Shops at Sunset Place, The	4.12%	(1)	95,315	3,927	(2)	10/15/04
Smith Haven Mall	7.86%	115,000	9,039	(2)	06/01/06
Solomon Pond	3.97%	114,000	6,505	08/01/13
Source, The	6.65%	124,000	8,246	(2)	03/11/09
Square One	6.73%	93,363	7,380	03/11/12
Town Center at Cobb — 1	7.54%	47,718	4,347	04/01/07
Town Center at Cobb — 2	7.25%	62,837	5,381	04/01/07
Village Park Plaza	7.64%	8,482	(20)	648	(2)	01/01/06
West Town Corners	7.64%	10,328	(20)	789	(2)	01/01/06
West Town Mall	6.90%	76,000	5,244	(2)	05/01/08	(30)
Westchester, The — 1	8.74%	144,712	14,478	09/01/05
Westchester, The — 2	7.20%	51,178	4,399	09/01/05
Westin Hotel — NYC	3.87%	(1)	182,500	7,063	(2)	06/05/06
Westland Park Plaza	7.64%	4,950	(20)	378	(2)	01/01/06
Whitehall Mall	6.77%	14,149	1,282	11/01/08
Willow Knolls Court	7.64%	6,488	(20)	496	(2)	01/01/06
Woodland Hills Mall	7.00%	85,244	7,185	01/01/09	(30)
Yards Plaza, The	7.64%	8,270	(20)	632	(2)	01/01/06

Total Joint Venture Secured Indebtedness at Face Amounts	$6,638,876
Net Premium on Indebtedness	$4,176

Total Joint Venture Indebtedness	$6,643,052	(27)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37 bps to 300 bps. LIBOR as of December 31, 2003 was 1.12%.

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

(9)
Euribor + 0.600%. Euros 200 million term loan. As of December 31, 2003, Euros 37 million available after outstanding borrowings.

(10)
Loans secured by these three Properties are cross-collateralized.

(11)
Loans secured by these four Properties are cross-collateralized.

(12)
LIBOR + .8000% through November 15, 2004 at which time callable at our option or remarketed and resold via a competitive bid proces.

(13)
LIBOR + 2.750%, with LIBOR capped at 6.500%.

(14)
Lender also participates in a percentage of certain gross receipts above a specified base.

(15)
Requires semi-annual payments of interest only.

(16)
$1,250,000 Credit Facility. Currently, bears interest at LIBOR + 0.650% and provides for different pricing based upon the Operating Partnership's investment grade rating. Two interest rate caps currently limit LIBOR on $90,000 and $49,023 of this indebtedness to 11.530% and 12.664% respectively. As of December 31, 2003, $898,018 was available after outstanding borrowings and letters of credit. As of December 31, 2003, Euros 48.5 million was drawn on the EURO sub-tranche.

(17)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory tender on June 15, 2008.

(18)
LIBOR + 1.150% with LIBOR capped at 8.100%.

(19)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 10.630% and 11.830% respectively.

(20)
Loans secured by these twelve Properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.5348%, with LIBOR capped at 8.716%.

(22)
Canadian Prime + 3.000%.

(23)
Our share of consolidated indebtedness was $10,141,126.

(24)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(25)
LIBOR + 2.500%, with LIBOR capped at 8.500%.

(26)
LIBOR + 2.500%, with LIBOR capped at 8.000%.

(27)
Our share of joint venture indebtedness was $2,739,630.

(28)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(29)
EURIBOR + 2.169%

(30)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in each loan agreement.

(31)
LIBOR + 2.000%, with LIBOR floor at 1.800%.

(32)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(33)
Debt is denominated in Euros and bears interest at Euribor + 1.200%. Debt consists of a Euros 400 million tranche which is fully drawn and a Euros 100 million tranche facility of which Euros 32.4 million is drawn.

(34)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2003, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 1.16%.

Item 3. Legal Proceedings

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al.  On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale by Teachers. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties.

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all net profits that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court has appointed a Special Master to determine net profits. The court also held that the current day-to-day management of the Mall remains unchanged unless and until Triple Five purchases our interest in the Mall.

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are currently working with the Special Master appointed by the court. It is not possible to provide an assurance of the ultimate outcome of the litigation.

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

Part II

Item 5.    Market for the Registrant and Related Unitholder Matters

  Market Information

            There is no established public trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on the units:

Declared Distribution
2003
1st Quarter	$0.60
2nd Quarter	$0.60
3rd Quarter	$0.60
4th Quarter	$0.60
2002
1st Quarter	$0.525
2nd Quarter	$0.55
3rd Quarter	$0.55
4th Quarter	$0.55

  Holders

            The number of holders of units was 253 as of February 17, 2004.

  Distributions

            We make distributions to Simon Property in order to maintain Simon Property's REIT status under the Code. To maintain its status as a REIT, Simon Property is required each year to distribute to its shareholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined in the discretion of the Simon Property Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

  Unregistered Sales of Equity Securities

            We issued 3,328,540 units of Series H Variable Rate Preferred Units on December 15, 2003 to Simon Property for cash proceeds in the amount of $83.2 million. We used a portion of the proceeds to fund the redemption of our 6.5% Series B Convertible Preferred Units which were called for redemption on December 15, 2003. The Series H preferred units were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption contained in Section 4(2) regarding private transactions.

Item 6.    Selected Financial Data

            The following tables set forth selected financial data. The selected financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. Other data we believe is important in understanding trends in the Operating Partnership's business is also included in the tables.

	As of or for the Year Ended December 31,
	2003	2002(1)	2001(1)	2000(1)	1999(1)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$2,298,627	$2,110,110	$2,033,310	$2,000,711	$1,880,235
Income from continuing operations	449,899	541,609	281,196	352,709	291,138
Net income available to common unitholders	$412,532	$482,575	$202,051	$262,988	$221,815
BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.54	$1.92	$0.87	$1.16	$0.95
Discontinued operations	0.12	0.07	—	—	—
Cumulative effect of accounting change	—	—	(0.01)	(0.05)	—

Net income	$1.66	$1.99	$0.86	$1.11	$0.95

Weighted average units outstanding	248,926	242,041	235,750	236,536	232,569
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.53	$1.92	$0.87	$1.16	$0.95
Discontinued operations	0.12	0.07	—	—	—
Cumulative effect of accounting change	—	—	(0.01)	(0.05)	—

Net income	$1.65	$1.99	$0.86	$1.11	$0.95

Diluted weighted average units outstanding	249,750	243,631	236,109	236,635	232,706
Distributions per unit (2)	$2.40	$2.18	$2.08	$2.02	$2.02
BALANCE SHEET DATA:
Cash and cash equivalents	$529,036	$390,644	$252,172	$209,755	$153,743
Total assets	15,522,063	14,741,116	13,644,246	13,758,826	14,046,727
Mortgages and other notes payable	10,266,388	9,546,081	8,841,378	8,728,582	8,768,841
Partners' equity	$4,296,252	$4,328,196	$4,023,426	$4,302,401	$4,553,237
OTHER DATA:
Cash flow provided by (used in): (4)
Operating activities	$946,190	$880,279	$852,212	$740,780	$652,904
Investing activities	(760,000)	(784,495)	(342,085)	(144,167)	(643,437)
Financing activities	$(47,798)	$42,688	$(467,710)	$(540,601)	$19,810
Ratio of Earnings to Fixed Charges (3)	1.66x	1.81x	1.47x	1.53x	1.49x

Notes

(1)
On May 3, 2002, we jointly acquired Rodamco North America N.V. In 1999, we acquired the assets of New England Development Company. In the accompanying financial statements, Note 2 describes the basis of presentation and Note 4 describes acquisitions and disposals.

(2)
Represents distributions declared per period.

(3)
The ratio for 2002 has been restated for the reclassification of discontinued operations described in Note 3. In 2002, includes $160.9 million of gains on sales of assets, net, and excluding these gains the ratio would have been 1.58x in 2002. In 2001, includes a $47,000 impairment charge (see Note 4 to the accompanying financial statements). Excluding this charge the ratio would have been 1.54x in 2001. In 1999, includes a $12,000 unusual loss (see Note 11 to the accompanying financial statements) and a total of $12,290 of asset write-downs. Excluding these items, the ratio would have been 1.52x in 1999.

(4)
Certain reclassifications have been made to prior period cash flow information to conform to the current year presentation

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of Simon Property's REIT status, the availability of financing, and changes in market rates of interest and fluctuations in exchange rates of foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2003, we owned or held an interest in 245 income-producing properties in North America, which consisted of 174 regional malls, 67 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 47 assets in Europe (France, Italy, Poland and Portugal).

  Operating Philosophy

            We seek growth in our earnings, funds from operations ("FFO"), and cash flow through:

•
focusing on our core business of regional malls
•
acquiring individual properties or portfolios of properties, focusing on quality retail real estate. As part of our acquisition strategy, we review and evaluate a limited number of acquisition opportunities.
•
pursuing new development as well as strategic expansion and renovation activity to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

            To support this growth, our capital strategy is three-fold:

•
to provide the capital necessary to fund growth,
•
to maintain sufficient flexibility to access capital in many forms both public and private, and
•
to manage our overall financial structure in a fashion that preserves our investment grade ratings.

            We own and operate long-term properties which generate revenues primarily from long-term leases; therefore, as part of our financing strategy we believe that our properties should be financed primarily with long-term fixed rate debt. As a result, we manage our effective amount of floating rate debt to be approximately 15-20% of total outstanding indebtedness and enter into interest rate swap agreements. We believe this strategy is the most appropriate for the long term health of our company. Our $1.25 billion credit facility ("Credit Facility") provides a source of liquidity and flexibility in our capital strategy as our cash needs vary from time to time.

            Finally, we derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $1.1 billion in 2003. In addition, we generate the majority of our revenues from leases with retail tenants including:

•
Base minimum rents, cart and kiosk rentals,
•
Overage and percentage rents based on tenants' sales volume, and
•
Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            Revenues of M.S. Management Associates, Inc. (the "Management Company"), after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed. We generate revenues from outlot land sales and, due to our size and tenant relationships, from the following:

•
Simon Brand Ventures ("Simon Brand") mall marketing initiatives, including the sale of gift cards. We completed the roll-out of our Simon Gift Card program to substantially all our regional malls during 2003.
•
Consumer focused strategic corporate alliances that Simon Brand enters into with third parties.
•
Simon Business Network ("Simon Business") property operating services to our tenants and others resulting from its relationships with vendors.

  Results overview

            Our core business fundamentals remained stable during 2003. Regional mall comparable sales per square foot ("psf") strengthened in 2003, increasing 2.8% to $402 psf from $391 in 2002, as the overall economy begins to show signs of recovery and as a result of our dispositions of lower quality Properties. Our regional mall average base rents increased 5.1% to $32.22 psf from $30.66 psf. In addition, we maintained strong regional mall leasing spreads of $8.27 psf in 2003 increasing from $7.71 psf in 2002. The regional mall leasing spread for 2003 includes new store leases signed at an average of $41.21 psf initial base rents as compared to $32.94 psf for store leases terminating or expiring in the same period. Our same store leasing spread for 2003 was $7.05 or a 18.7% growth rate and is calculated by comparing leasing activity completed in 2003 with the prior tenants rents for those exact same spaces. Finally, our regional mall occupancy was down by 30 basis points to 92.4% as of December 31, 2003 from 92.7% as of December 31, 2002 primarily due to retailer bankruptcy-related closings during the last four months of the year.

            During 2003, we completed acquisitions or increases in ownership of core Properties through the following transactions:

•
On March 14, 2003, we purchased the remaining minority interest in The Forum Shops at Caesars ("Forum Shops") in Las Vegas, NV from the minority limited partner.
•
On August 20, 2003, we purchased a 100% leasehold stake in Stanford Shopping Center in Palo Alto, California from Stanford University. Stanford University holds, as lessor, a long-term ground lease underlying the asset.
•
In the fourth quarter 2003, through a series of transactions we increased our ownership interest in Kravco Investments L.P. ("Kravco"), a Philadelphia, PA based owner of regional malls to approximately 80% and to 50% in its affiliated management company. The portfolio consists of six regional malls, five of which are in the Philadelphia metropolitan area, and four community centers.

            In addition, during 2003, we realized the full year benefits of the acquisitions we made during 2002 consisting primarily of the Rodamco North America, N.V. acquisition (the "Rodamco acquisition"). These acquisitions increased consolidated total revenues in 2003 by $74.3 million and consolidated operating income by $22.1 million compared to the year ended December 31, 2002.

            On October 8, 2003, Simon Property and Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, withdrew their tender offer for the outstanding common shares of Taubman Centers, Inc. The withdrawal of the tender offer followed the enactment of a law, which amended the Michigan Control Share Acquisitions Act and which allowed the Taubman family group to effectively block their ability to conclude the tender offer. Under the terms of our partnership agreement, we reimburse the operating expenses incurred by Simon Property. As a result we expensed deferred acquisition costs of $10.6 million, net, related to this acquisition during 2003.

            We invested approximately $283 million in development and redevelopment/expansion opportunities in 2003. Our openings in 2003 were highlighted by the opening of Las Vegas Premium Outlets in Las Vegas, NV consisting of 435,000 square feet of GLA and the expansion of the Galleria in Houston, TX consisting of 696,000 square feet of GLA. We expect to invest in excess of $450 million in 2004 on development and redevelopment/expansion opportunities, highlighted by the opening of the phase three expansion of Forum Shops.

            We lowered our overall borrowing rates by 27 basis points during the year as a result of our financing activities related to indebtedness. Our financing activities were highlighted by three significant transactions:

•
We issued $500.0 million of unsecured notes on March 18, 2003 at a weighted average fixed interest rate of 5.11% and weighted average term of 8.2 years. We used the net proceeds of $498.7 million primarily to reduce borrowings on our Credit Facility.
•
We negotiated a $550.0 million leasehold financing for Forum Shops at a fixed-rate at 4.78% for a term of 7 years. This financing replaces a $175.0 million mortgage that was effectively fixed at 6.67% including interest rate protection agreements. In addition, this financing generated excess proceeds of approximately $370.8 million that we used to unencumber one asset and for general corporate purposes.
•
The holders of all but 18,340 shares of Simon Property's 4.3 million shares of 6.5% Series B Convertible Preferred Stock called for redemption on December 15, 2003, exercised their right to convert their preferred stock into our common stock prior to redemption. We issued approximately 11.1 million units to Simon Property related to these conversions.

            Finally, we increased our presence in Europe and expanded our relationships with Europe's leading retailers through our partnership with The Rinascente Group, an Italian retailer company. We jointly formed the joint venture Gallerie Commerciali Italia S.p.A ("GCI"), which owns a geographically diverse portfolio in Italy of 38 shopping centers as of December 31, 2003 and all but one of which are anchored by hypermarkets. The Rinascente Group contributed these 38 existing shopping centers as well as development opportunities to GCI and then sold 49% of GCI to us. The initial gross value of GCI was approximately €860 million and our initial equity investment was approximately €187 million, or $232 million.

            Based upon current business and market conditions, we expect to maintain similar operating trends in 2004.

            The Portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot. We include acquired Properties in this data beginning in the year of acquisition and we do not include any Properties located outside of North America. The following table sets forth these key operating statistics for:

•
Properties that we control and which are consolidated in our consolidated financial statements,

•
Properties which we do not control that we account for under the equity method as unconsolidated joint ventures, and

•
the foregoing two categories of Properties on a total Portfolio basis.

            We believe the total Portfolio data provides you with information helpful in evaluating not only the quality and growth potential of the Portfolio, but also the effectiveness of our management.

	2003	% Change	2002	% Change	2001	% Change
Regional Malls
Occupancy
Consolidated	92.2%		92.3%		91.2%
Unconsolidated	92.7%		93.5%		93.3%
Total Portfolio	92.4%		92.7%		91.9%
Average Base Rent per Square Foot
Consolidated	$31.21	5.5%	$29.59	4.5%	$28.32	4.2%
Unconsolidated	$33.73	3.8%	$32.50	5.3%	$30.87	1.8%
Total Portfolio	$32.22	5.1%	$30.66	4.8%	$29.24	3.4%
Comparable Sales Per Square Foot
Consolidated	$388	3.9%	$373	1.5%	$367	(0.8)%
Unconsolidated	$427	0.5%	$425	2.4%	$415	0.3%
Total Portfolio	$402	2.9%	$391	2.0%	$383	(0.2)%
Community Shopping Centers
Occupancy
Consolidated	87.1%		84.9%		89.8%
Unconsolidated	96.3%		91.2%		90.4%
Total Portfolio	90.2%		86.9%		89.3%
Average Base Rent per Square Foot
Consolidated	$11.01	7.5%	$10.24	4.6%	$9.79	6.6%
Unconsolidated	$9.77	(0.9)%	$9.86	(0.6)%	$9.92	1.6%
Total Portfolio	$10.59	4.6%	$10.12	2.5%	$9.87	5.4%
Comparable Sales Per Square Foot
Consolidated	$210	6.6%	$197	2.0%	$193	6.8%
Unconsolidated	$206	1.6%	$203	(6.6)%	$217	6.0%
Total Portfolio	$209	4.8%	$199	(1.1)%	$201	6.7%

Significant Accounting Policies

            Our significant accounting policies are described in detail in Note 3 of the Notes to Financial Statements. The following briefly describes those accounting policies we believe are most critical to understanding our business:

•
We review investment properties for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying value of investment properties held for use may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the Property. We recognize an impairment of investment property when we estimate that the undiscounted operating income before depreciation and amortization is less than the carrying value of the Property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the Property over its estimated fair value. We may decide to sell Properties that are held for use and the sales prices of these Properties may differ from their carrying values. Changes in our estimates of the future undiscounted operating income before depreciation and amortization as well as the holding period for each Property could affect our conclusion on whether an impairment charge to income is necessary.
•
We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component. The most significant components of our allocations are typically related to the market value of in-place leases and the allocation of fair value to the buildings, as if vacant, and land. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance of the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. In the case of the fair value of the buildings and the allocation of value to land, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•
On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center.
•
In the fourth quarter, we increased our ownership in Kravco that resulted in the consolidation of four Properties.
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

            The following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

•
The Kravco transactions increased our ownership percentages in the joint venture properties involved offset by the four Kravco Properties consolidated as noted above.
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
•
On April 1, 2002, we sold our interest in Orlando Premium Outlets.

            For the purposes of the following comparison between the years ended December 31, 2003 and December 31, 2002, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior year.

            Our discontinued operations resulted from the sale of the following Properties as of December 31, 2003 (date of sale):

•
Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003

            In addition to the Property Transactions, on March 14, 2003, we purchased the remaining ownership interest in Forum Shops which impacted our minority interest expense, depreciation expense, and interest expense. On January 1, 2003, we acquired all of the remaining equity interests of the Management Company that resulted in the consolidation of the Management Company at that point. The Management Company was previously accounted for using the equity method during 2002 and 2001.

  Year Ended December 31, 2003 vs. Year Ended December 31, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $76.1 million during the period. The net effect of the Property Transactions increased minimum rents $45.1 million and the purchase accounting estimation of the fair market value of in-place leases as part of our acquisitions, increased rents by $6.2 million. Comparable rents increased $24.8 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $24.3 million. In addition, increased rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $4.5 million. These increases were offset by a $4.2 million decrease in straight-line rent revenue.

            The Management Company recorded fee revenues of $58.5 million and insurance premium revenues of $19.8 million.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, decreased $16.9 million. The impact of the consolidation of the Management Company included the addition of $7.0 million of investment income primarily from the insurance subsidiaries and the elimination of consolidated intercompany interest and dividend income that totaled $13.6 million in 2002 received from the Management Company previously recorded in other income in 2002. In addition, outlot land sales decreased by $2.6 million due to higher than normal activity in 2002 and lease settlement income decreased $2.4 million. In addition, other income in 2002 included the impact of our hedges of the Rodamco acquisition in 2002, of which $7.8 million was included in other income and $0.7 million of expense is included in other expenses.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $19.3 million to $99.5 million from $80.2 million. This included a net $6.9 million increase from the Property Transactions primarily due to acquired parking services. The increase in revenues is primarily due to:

•
increased revenue from our gift card program,
•
increased rents and fees from service providers,
•
increased advertising rentals, and
•
increased event and sponsorship income.

            These increases were offset by revenues in 2002 that resulted from our settlement with Enron Corporation that totaled $8.6 million, net. The increased revenues from Simon Brand and Simon Business were offset by a $6.9 million increase in Simon Brand expenses that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Tenant reimbursements increased $31.3 million of which the Property Transactions accounted for $17.3 million of the increase. The remaining portion of the increase was primarily due to increases in comparable recoverable expenditures. Depreciation and amortization expenses increased $30.0 million primarily due to the net effect of the Property Transactions, the consolidation of the Management Company, and the Forum Shops acquisition. The costs related to the withdrawn tender offer of $10.6 million relate to the write off of our deferred acquisition costs. Other expenses decreased $1.5 million due to the $4.0 million of expense related to a litigation settlement in 2002. This was offset by increased ground rent expense of $4.0 million primarily due to the acquisition of Stanford Shopping Center. The increase in home office and regional office costs and general and administrative expenses was due to the consolidation of the Management Company that added $52.9 million of total operating expenses in 2003.

            Interest expense increased $3.5 million. Our average borrowings increased as a result of the full year impact of the financing of the Rodamco acquisition, the unsecured note offering in March of 2003, and financing of acquisition activities in 2003. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity, an increase in capitalized imputed interest due to increased development, renovation and expansion activity, and slightly lower variable interest rate levels.

            In 2003, we recorded a $5.1 million net loss on the sale of assets, which primarily consisted of the $6.0 million loss we recorded in connection with the Mall of America litigation. In 2002, gains on sales of assets and other, net, were $160.9 million as we sold several Properties and partnership interests that resulted in net proceeds of $430.2 million. We sold our interest in the specialty retail center, Orlando Premium Outlets, during 2002 to our partner in the joint venture. We sold our interests in five value oriented regional malls to our partner, the Mills Corporation, and sold two of the acquired Rodamco partnership interests and one existing partnership interest to Teachers Insurance and Annuity Association of America to fund a portion of the Rodamco acquisition. We sold one community center, two regional malls and two jointly held assets acquired in the Rodamco acquisition. In addition, as part of our disposition strategy we disposed of seven of the nine assets held for sale as of December 31, 2001. Finally, we made the decision to no longer pursue certain development projects and wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects that totaled $17.1 million.

            During 2002, we also recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these dispositions were $3.6 million. In addition, we recognized $1.5 million of expenses related to the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs. Our income tax expense of taxable REIT subsidiaries of $7.6 million is due to the consolidation of the Management Company.

            Income from unconsolidated entities increased $9.6 million in 2003 as compared to 2002. In 2002, income from unconsolidated entities included income from Management Company operations, excluding MerchantWired LLC, of approximately $14.1 million. This included our share of the gain of $8.4 million, net of tax, associated with the sale of land partnership interests previously discussed. In 2003, income from unconsolidated entities owned by the Management Company in 2003 totaled $3.7 million. In addition, income from unconsolidated partnerships and joint ventures, excluding the Management Company, increased $20.0 million resulting from:

•
the full year impact of the Rodamco acquisition,
•
increased ownership interests in Kravco joint ventures,
•
the opening of Las Vegas Premium Outlets, and
•
our $8.3 million share increase from outlot land sales.

            These increases were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets, and due to our cessation of recording any contribution to net income from Mall of America (see Note 11).

            Losses from MerchantWired LLC in 2002 included our indirect share of operating losses of $10.2 million, after a tax benefit of $6.2 million. These operating losses included our share of an impairment charge of $4.2 million, after tax, on certain technology assets. The Management Company recorded a net write-off of $22.5 million, after a tax benefit of $9.4 million, of its investment in MerchantWired LLC in September 2002. The total technology write-off related to MerchantWired LLC was $38.8 million before tax.

            Net income from the results of operations of the Management Company, excluding the losses of MerchantWired LLC, was flat during the period. Increased management fees as a result of the Rodamco acquisition and increased income from insurance subsidiaries were offset by the partnership interests sold in 2002 resulting in our share of a gain of $8.4 million, net of tax.

            We continued our disposition activities in 2003 with the sale of 13 non-core Properties consisting of seven regional malls, five community centers, and one mixed-use Property. These non-core Properties were sold for a total of $275.1 million that resulted in a net gain of $22.4 million. As a result of these transactions, we reclassified the results of operations from these consolidated Properties to discontinued operations. These dispositions will not have a material effect on our results of operations or liquidity.

            Finally, preferred unit requirements decreased $8.4 million due to the conversion of our 6.5% Series B Preferred Units into common units.

  Year Ended December 31, 2002 vs. Year Ended December 31, 2001

            The following acquisitions, dispositions, and openings affected our consolidated results of operations for the periods ended December 31, 2002 versus December 31, 2001:

•
On May 3, 2002, we completed the Rodamco acquisition that added five newly consolidated Properties.
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

            For the purposes of the following comparison between the years ended December 31, 2002 and December 31, 2001, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior year.

            Our discontinued operations resulted from the sale of the following Properties as of December 31, 2003 (date of sale):

•
Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003

            Total minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $24.2 million. The net effect of the Property Transactions increased these rents $4.1 million. Comparable rents increased $20.1 million during the period including a $20.6 million increase in base rents due to increased occupancy and leasing space at higher rents. In addition, increased rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $6.6 million. The change in comparable rents was net of a decrease in straight-line rent income of $6.0 million.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $11.5 million. This included the net $3.2 million decrease in other income from the Property Transactions and a $20.8 million increase in outlot land parcel sales at comparable Properties. In addition, the increase included the impact of our hedges of the Rodamco acquisition, which positively impacted operating income by $7.1 million in 2002 as compared to 2001 ($7.8 million is included in other income and $0.7 million of expense is included in other expenses). These increases were offset by $5.7 million in fee income recorded in 2001 associated with services provided to the Management Company in connection with the right to designate persons or entities to whom the Montgomery Ward LLC real estate assets were to be sold (the "Kimsward transaction"). Also offsetting these increases was a $2.5 million decrease in lease settlements and a $3.7 million decrease in interest income due to the lower interest rate environment.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $6.0 million to $80.2 million from $74.2 million. The increase included the $8.6 million of revenue, net, resulting from the settlement with Enron Corporation that was partially offset by a $5.6 million contract cash termination payment recognized in 2001. The contract cash termination payment was received to terminate a provision within the overall Enron contract that eliminated our right to invest in and participate in savings from the contractor's installation of energy efficient capital equipment.

            The increase in our recovery revenues of $36.4 million resulted from the Property Transactions and increased recoverable expenditures including increased insurance costs and utility expenditures. The increased insurance costs were due to increased premiums for terrorism and general liability insurance. Utility expenses increased primarily due to the loss of our energy contract with Enron. These expense increases were partially offset by decreased repairs and maintenance and advertising and promotional expenditures.

            Depreciation and amortization expense increased $13.8 million primarily from the increase in depreciation expense from the Property Transactions. In 2001, we recorded an impairment charge of $47.0 million to adjust the nine assets held for sale to their estimated fair value. Other expenses decreased $3.0 million, including a $5.5 million net decrease from the Property Transactions. These expenses include $4.0 million of expense in 2002 related to litigation settlements and $2.7 million from the write-off of our last remaining technology investment. In 2001, we wrote down an investment by $3.0 million and we wrote off $2.7 million of miscellaneous technology investments.

            Interest expense during 2002 decreased $8.3 million compared to the same period in 2001. This decrease resulted from lower variable interest rate levels offset by $29.0 million of interest expense on borrowings used to fund the Rodamco acquisition, the purchase of the remaining ownership interest in Copley Place and the assumption of consolidated property level debt resulting from these acquisitions.

            Income from unconsolidated entities increased $8.8 million in 2002, resulting from a $10.0 million increase in income from unconsolidated partnerships and joint ventures, and a $1.2 million decrease in income from the

Management Company before losses from MerchantWired LLC. The increase in joint venture income resulted from the Rodamco acquisition, lower variable interest rate levels, and our acquisition of Fashion Valley Mall in October 2001. These increases were offset by the loss of income due to the sale of our interests in the Mills Properties and Orlando Premium Outlets.

            The decrease in income from the Management Company before losses from MerchantWired LLC included our $8.4 million share of the gain, net of tax, associated with the sale of land partnership interests to the Mills Corporation in 2002. This was offset by our $12.0 million share of income, before tax, recorded in 2001 from the Kimsward transaction, net of fees charged by the Operating Partnership. In addition, in 2001, we recorded our net $13.9 million share from the write-off of technology investments, primarily clixnmortar. The Management Company also had increased income tax expense, increased dividend expenses due to the issuance of two new series of preferred stock to us, and decreased income from land sale gains totaling $11.1 million. Finally, the Management Company's core fee businesses were flat in 2002 versus 2001.

            Losses from MerchantWired LLC increased $14.6 million, net. This included our share of a $4.2 million net impairment charge in 2002 on certain technology assets and the $22.5 million net write-off of our investment in MerchantWired, LLC recorded in 2002. The write-off and the impairment charge have been added back as part of our funds from operations reconciliation. The total technology write-off related to MerchantWired LLC was $38.8 million before tax. Offsetting these charges were reduced operating losses from MerchantWired LLC due to its ceasing operations in 2002.

            As previously discussed, we sold several Properties and partnership interests in 2002 that resulted in a net gain of $160.9 million and net proceeds of $430.2 million. In 2001, we recognized a net gain of $2.6 million on the sale of one regional mall, one community center, and one office building from net proceeds of approximately $19.6 million.

            During 2002, we recognized $16.1 million in gains on the forgiveness of debt related to the disposition of two regional malls. Net cash proceeds from these disposals were $3.6 million. In addition, we incurred $1.5 million of expense during 2002 from the early extinguishment of debt that consisted of prepayment penalties and the write-off of unamortized mortgage costs.

            In 2001, we recorded a $1.7 million expense as a cumulative effect of an accounting change, which includes our $1.5 million share from unconsolidated entities, due to the adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents increased $138.4 million during 2003 to $529.0 million as of December 31, 2003, including a balance of $174.8 million related to our gift card program, which we do not consider available for general working capital purposes.

            On December 31, 2003, the Credit Facility had available borrowing capacity of $898.0 million net of outstanding borrowings of $327.9 million, including borrowings of €48.5 million, and letters of credit of $24.1 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity of April 2005, with an additional one-year extension available at our option. During 2003, the maximum amount outstanding under the Credit Facility was $667.1 million and the weighted average amount outstanding was $396.3 million. The weighted average interest rate was 1.86% for the year ended December 31, 2003.

            On June 27, 2003, we retired our existing €90 million EURO-denominated unsecured credit agreement (the "EURO Facility"), which had an initial maturity date of July 31, 2003, with available working capital of $28.2 million and €34.7 million borrowed from a new EURO sub-tranche of our Credit Facility. We restructured our Credit Facility to establish a $100 million EURO sub-tranche which provides availability for Euros at EURIBOR plus 65 basis points and dollars at LIBOR plus 65 basis points, at our option, and has the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's and our current corporate rating is BBB+ by Standard & Poor's.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.1 billion. This cash flow includes $37.8 million of excess proceeds from refinancing activities primarily from two unconsolidated joint ventures. In addition, we consolidated $48.9 million of cash from the acquisition of the remaining ownership interests in the Management Company. We also received $278.1 million primarily from the sale of thirteen non-core Properties. Finally, we had net proceeds from all of our debt financing and repayment activities of $609.5 million, as discussed below in "Financing and Debt". In addition, we used part of these proceeds to fund $814.6 million in cash needs for our acquisitions which are detailed under the "Acquisitions" section of this discussion. We met our maturing debt obligations in 2003 primarily through refinancings and borrowings on our Credit Facility. We also:

•
paid unitholder distributions totaling $596.4 million,
•
paid preferred unit distributions totaling $66.7 million,
•
funded consolidated capital expenditures of $352.2 million. These capital expenditures include development costs of $104.9 million, renovation and expansion costs of $178.2 million and tenant costs and other operational capital expenditures of $69.1 million, and
•
funded investments in unconsolidated entities of $81.5 million of which $70.5 million was used to fund new developments, redevelopments, and other capital expenditures.

            In general, we anticipate that cash generated from operations will be sufficient, to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to unitholders necessary to maintain Simon Property's REIT qualification for 2004 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•
excess cash generated from operating performance and working capital reserves,
•
borrowings on our Credit Facility,
•
additional secured or unsecured debt financing, or
•
additional equity raised by Simon Property in the public or private markets.

  Financing and Debt

  Unsecured Financing

            As previously discussed, on March 18, 2003 we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 5.11%. Subsequently, we exchanged notes that had been registered under the Securities Act of 1933 for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions. The first tranche is $300.0 million at a fixed interest rate of 4.875% due March 18, 2010 and the second tranche is $200.0 million at a fixed interest rate of 5.45% due March 15, 2013.

            On June 15, 2003, we paid off $375.0 million of 6.625% senior unsecured notes that matured on that date with borrowings from our Credit Facility. The variable rate swap agreements designated as hedges against these unsecured notes also matured on the same date.

            On November 15, 2003, we exchanged with the holders of our $100.0 million of 6.75% Putable Asset Trust Securities (PATS), which had a call option settlement feature on that date, for $113.1 million Floating Rate Mandatory Extension Notes (MAXES) due November 15, 2014. The MAXES bear interest during the first year at LIBOR plus 80 basis points. On January 20, 2004, the holders of the MAXES exchanged the MAXES for an equal principal amount of notes as part of the unsecured notes offering discussed below. The exchange of the PATS for the MAXES did not result in a significant modification of the terms in the debt arrangement.

            On December 17, 2003, we obtained a €200 million capacity EURO-denominated one-year unsecured term loan with two one-year extensions available at our option. The loan bears interest at EURIBOR plus 60 basis points. The initial borrowing of €163 million was used to fund a portion of the acquisition of GCI.

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of

4.90% due January 30, 2014. We received cash and we exchanged, with the holder, the MAXES discussed above for a portion of the second tranche of the notes. We agreed to file a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year. We expect to complete the registration within the allotted time frame. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement.

            Concurrently with the pricing of the notes, we entered into a five year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement as our percentage of variable rate indebtedness was lower than our desired range.

  Secured Financing

            On April 1, 2003, using available cash flow, we paid off a $34.0 million variable rate mortgage, at LIBOR plus 150 basis points, that encumbered one consolidated Property. In addition, we refinanced another consolidated mortgaged Property with a $100.0 million 4.60% fixed rate mortgage maturing on July 1, 2013. The refinanced mortgage had a balance of $85.5 million at a weighted average fixed rate of 7.16% and was to mature on December 31, 2003.

            On August 20, 2003, we secured a $220.0 million, 3.60% fixed rate, interest only, five year mortgage to fund a portion of the acquisition of our leasehold interest in Stanford Shopping Center. Including the effects of a hedging transaction concurrently entered into, the initial blended interest rate is 2.81%.

            On November 14, 2003, we secured a $550.0 million leasehold financing for Forum Shops at a fixed-rate of 4.78% due December 1, 2010. This replaced a $175.0 million mortgage that had an initial maturity of May 2004 and was effectively fixed at an average interest rate of 6.67%, including interest rate protection agreements. The financing generated excess proceeds of $370.8 million that we used to unencumber one asset, to reduce borrowings on our Credit Facility and for general corporate purposes.

  Summary of Financing

            Overall, our fixed rate or effectively fixed rate indebtedness that matured or was refinanced in 2003 totaled $863.7 million and had a weighted average interest rate 6.79% and a weighted average initial term of 6.4 years. Our fixed rate or effectively fixed rate indebtedness that we issued in 2003, including the $200.0 million fixed rate portion of the unsecured notes issued on January 20, 2004, totaled $1.5 billion and had a weighted average interest rate of 4.78% and a weighted average initial term of 7.8 years.

            Our consolidated debt adjusted to reflect outstanding derivative instruments consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2003	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2002	Effective Weighted Average Interest Rate
Fixed Rate	$8,499,750	6.71%	$7,941,122	6.81%
Variable Rate	1,766,638	2.61%	1,604,959	3.58%

	$10,266,388	6.00%	$9,546,081	6.27%

            As of December 31, 2003, we had interest rate cap protection agreements on $296.0 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $48.1 million of consolidated variable rate debt. In addition, we hold a $85.0 million of notional amount fixed rate swap agreement that has a pay rate of 5.89% and a weighted average receive rate of 1.18% at December 31, 2003. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.20% and a weighted average receive rate of 3.52% at December 31, 2003. As of December 31, 2003, the net effect of these agreements effectively converted $237.0 million of fixed rate debt to variable rate debt. As of December 31, 2002, the net effect of these agreements effectively converted $112.7 million of fixed rate debt to variable rate debt.

            Contractual Obligations and Off-balance Sheet arrangements:    The following table summarizes the material aspects of our future obligations as of December 31, 2003 (dollars in thousands):

	2004	2005-2006	2007-2009	After 2009	Total
Long Term Debt
Consolidated (1)	$1,480,850	$2,321,085	$3,058,613	$3,394,517	$10,255,065

Pro rata share of Long Term Debt:
Consolidated (2)	$1,459,433	$2,306,513	$3,014,232	$3,351,893	$10,132,071
Joint Ventures (2)	197,615	1,055,214	596,817	887,865	2,737,511

Total Pro Rata Share of Long Term Debt	1,657,048	3,361,727	3,611,049	4,239,758	12,869,582
Consolidated Capital expenditure commitments (3)	387,609	153,985	1,398	—	542,992
Joint Venture Capital expenditure commitments (3)	63,737	1,822	—	—	65,559
Consolidated Ground Lease commitments	11,180	27,127	41,763	594,886	674,956

Total	$2,119,574	$3,544,661	$3,654,210	$4,834,644	$14,153,089

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $11,323.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

(3)
Represents our pro rata share of capital expenditure commitments.

            Capital expenditure commitments presented in the table above represent new developments, redevelopments or renovation/expansions that we have committed to the completion of construction. The timing of these expenditures may vary due to delays in construction or acceleration the opening date of a particular project. In addition, the amount includes our share of joint venture developments.

            We expect to meet our 2004 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have the ability and financial resources to meet all future long term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction. We incurred interest expense during 2003 of $602.7 million net of capitalized interest of $10.6 million.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2003, we have guaranteed or have provided letters of credit to support $93.8 million of our total $2.7 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Convertible Preferred Units

            On November 13, 2003, Simon Property gave notice of redemption of the remaining 4,316,329 shares of its 6.5% Series B Convertible Preferred Stock on December 15, 2003 at a redemption price of 105% of the liquidated value plus accrued and unpaid distributions to the redemption date or $106.34 per share. As previously discussed, the holders of all but 18,340 shares of the preferred stock exercised their right to convert each share of preferred stock into common stock of Simon Property prior to the redemption. Simon Property issued 11,114,672 shares of common stock to the holders who exercised their conversion rights. Simon Property issued a new series of preferred stock, the proceeds from which were used to pay the redemption price of the remaining shares of its 6.5% Series B Convertible Preferred Stock. We issued a corresponding class of preferred units with substantially the same economic terms as the preferred stock of Simon Property. In addition, we redeemed the issue of preferred units corresponding to the redeemed preferred stock on December 15, 2003 at a similar redemption price and issued an equivalent 11,114,672 units to Simon Property.

            In addition, earlier in 2003 prior to the redemption, 513,728 preferred units were converted into 1,328,523 units.

  Acquisitions and Dispositions

            Acquisitions.    We acquired our additional interests in Kravco from certain private investors, The Rouse Company ("Rouse") and Westfield America Trust ("Westfield"). We obtained our initial interest jointly with Rouse and Westfield in connection with the Rodamco acquisition in 2002. The total consideration paid in 2003 for these transactions was approximately $293.4 million and consisted of:

•
cash of $82.0 million,
•
issuance of $107.4 million of perpetual preferred units, and
•
the assumption of our share of mortgage debt and other payables of $104.0 million.

            We purchased our interest in Forum Shops for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt, and other partnership liabilities. In addition, we purchased our 100% stake in Stanford Shopping Center for $333.0 million funded initially with borrowings from our Credit Facility and the proceeds from a $220.0 million leasehold mortgage previously discussed.

            Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in our shareholders' best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness.

            Dispositions.    As part of our strategic plan to own quality retail real estate we continue to pursue the sale of Properties, under the right circumstances, that no longer meet our strategic criteria. In 2003, we disposed of thirteen non-core Properties that no longer met our strategic criteria. These consisted of seven regional malls, five community centers, and one mixed-use property. We do not believe the sale of these Properties will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. We believe the disposition of these Properties will enhance the average overall quality of our Portfolio.

  Development Activity

            New Developments.    The following describes our current new development projects, the estimated total cost, our share of the estimated total cost and the construction in progress balance as of December 31, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (b)	Our Share of Estimated Total Cost		Our Share of Construction in Progress (a)		Actual/Estimated Opening Date
Under construction
Chicago Premium Outlets	Chicago, IL	438,000	$67	$33		$29.6		2nd Quarter 2004
Clay Terrace	Carmel, IN	570,000	100	50		17.8		Fall 2004
St. Johns Town Center	Jacksonville, FL	1,500,000	126	107(c	)	34.8(c	)	1st Quarter 2005
Wolf Ranch	Georgetown, TX	670,000	62	62		29.5		3rd Quarter 2005
Firewheel Center	Garland, TX	785,000	96	96		16.2		Fall 2005

(a)
Amounts include the portion of the project placed in service as of December 31, 2003, if any.

(b)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(c)
Due to our preference in the joint venture partnership, we are contributing 85% of the project costs.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect total 2004 new development costs during the year to be approximately $200 million.

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of December 31, 2003 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (b)	Our Share of Estimated Total Cost	Our Share of Construction in Progress (a)	Actual/Estimated Opening Date
Under Construction
Forum Shops at Caesars	Las Vegas, NV	175,000	$139	$139	$71.4	October 2004
Southpark Mall	Charlotte, NC	309,000	$125	$125	$85.5	Spring 2004

(a)
Amounts include the portion of the project placed in service as of December 31, 2003, if any.

(b)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We have renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $250 million on redevelopment projects in 2004.

  Capital Expenditures on Consolidated Properties

            The following table summarizes total capital expenditures on consolidated Properties on a cash basis:

	2003	2002	2001
New Developments	$105	$11	$68
Renovations and Expansions	187	94	124
Tenant Allowances	54	60	57
Operational Capital Expenditures	6	46	33

Total	$352	$211	$282

            International.    As previously mentioned, we significantly increased our presence in Europe through our joint venture with the Rinascente Group, Gallerie Commerciali Italia. Our strategy is to invest capital internationally not only to acquire existing properties but also to use the net cash flow from the existing properties to fund other future developments. We believe reinvesting the cash flow derived in Euros in other Euro denominated development and redevelopment projects helps minimize our exposure to our initial investment and to the changes in the Euro on future investments that might otherwise significantly increase our cost and reduce our returns on these new projects and developments. In addition, to date we have funded the majority of our investments in Europe with Euro-denominated borrowings that act as a natural hedge on our investments.

            Currently, our net income exposure to changes in the volatility of the Euro is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate Euros for the next few years. Therefore, we also do not currently have a significant cash flow from operations exposure due to fluctuations in the value of the Euro.

            The agreements for our 35.2% interest in European Retail Enterprises, B.V. ("ERE") are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $60 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2006-2008.

            The carrying amount of our total investments as of December 31, 2003 in European subsidiaries net of the related cumulative translation adjustment was $311.1 million, including subordinated debt in ERE, and both investments are accounted for using the equity method of accounting. Currently a total of 8 developments are under construction which will add approximately 5.6 million square feet of GLA for a total net cost of approximately €356 million, of which our share is approximately €150 million.

  Distributions

            On February 5, 2004, the Simon Property Board of Directors approved an increase in the annual distribution rate to $2.60 per unit. Distributions during 2003 aggregated $2.40 per unit and distributions during 2002 aggregated $2.175 per unit. We are required to pay a minimum level of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

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

            We are also exposed to foreign currency risk on financings of foreign operations. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2003, a 0.50% increase in the market rates of interest would decrease future earnings and cash flows by approximately $8.8 million, and would decrease the fair value of debt by approximately $196.2 million. A 0.50% decrease in the market rates of interest would increase future earnings and cash flows by approximately $8.8 million, and would increase the fair value of debt by approximately $203.1 million.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures that affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 566,000 square feet of mall shop tenants in 2003. Our 2003 experience was less than historical levels and we expect to lose a greater amount of square feet to bankruptcies in 2004.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 2.0% of total GLA or more than 4.6% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

Insurance

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company, has agreed to indemnify our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides a portion of our initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into Law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. As a result, we have purchased two separate terrorism insurance programs, one for an individual Property and a second covering all other Properties. Each program provides limits up to $600 million per occurrence and covers both Certified (Foreign) and Non-Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form that eliminates the policy aggregates associated with our previous terrorism policies. These policies are in place throughout the remainder of 2004.

Inflation

            Inflation has remained relatively low in recent years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen our exposure to the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as that date.

    Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14. Principal Accounting Fees and Services

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Page No.
(a) (1) Financial Statements
Reports of Independent Auditors	59-60
Consolidated Balance Sheets as of December 31, 2003 and 2002	61
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	62
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	63
Consolidated Statements of Partners' Equity for the years ended December 31, 2003, 2002 and 2001	64
Notes to Financial Statements	65
(2) Financial Statement Schedule
Report of Independent Auditors	99
Simon Property Group, L.P. Schedule III—Schedule of Real Estate and Accumulated Depreciation	100
Notes to Schedule III	105
(3) Exhibits
The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	106
(b) Reports on Form 8-K
None.

REPORT OF INDEPENDENT AUDITORS

To Simon Property Group, Inc.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of Simon Property Group, L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Simon Property Group, L.P. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 28, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the adoption of SFAS No. 133 as discussed in Note 3 to the financial statements.

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

            In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

            As discussed above, the accompanying consolidated financial statements of Simon Property Group, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 3, certain reclassification adjustments have been made in the 2001 statement of cash flows to conform to the 2003 and 2002 presentation. These reclassification adjustments have no impact on the net income previously reported. We audited the reclassification adjustments that were applied to the 2001 statement of cash flows. Our procedures included (a) obtaining analyses prepared by management of total distributions received from joint venture properties and total distributions paid to minority investors in consolidated properties, (b) comparing said amounts to the sections of the statement of cash flows, as previously reported, without exception, and (c) testing that the portion of the distributions received from joint venture properties, which represented a return on investment, and distributions paid to minority investors in consolidated properties were appropriately reclassified as cash generated by operating activities, consistent with their presentation in the 2003 and 2002 statements of cash flows. In our opinion, such reclassification adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the accompanying 2001 financial statements of Simon Property Group, L.P. other than with respect to such reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP
Indianapolis, Indiana February 5, 2004

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

ARTHUR ANDERSEN LLP
Indianapolis, Indiana March 28, 2002.

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP (ANDERSEN) AUDITOR'S REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN.

Simon Property Group, L.P.
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2003	December 31, 2002
ASSETS:
Investment properties, at cost	$14,805,073	$14,085,810
Less — accumulated depreciation	2,534,898	2,204,743

	12,270,175	11,881,067
Cash and cash equivalents	529,036	390,644
Tenant receivables and accrued revenue, net	302,507	308,632
Notes and advances receivable from Management Company and affiliates	—	75,105
Investment in unconsolidated entities, at equity	1,811,773	1,658,204
Deferred costs, other assets, intangibles, and minority interest, net	608,572	427,464

Total assets	$15,522,063	$14,741,116

LIABILITIES:
Mortgages and other indebtedness	$10,266,388	$9,546,081
Accounts payable, accrued expenses, and deferred revenues	664,610	623,133
Cash distributions and losses in partnerships and joint ventures, at equity	14,412	13,898
Other liabilities, minority interest, and accrued dividends	280,401	229,808

Total liabilities	11,225,811	10,412,920

COMMITMENTS AND CONTINGENCIES (Note 11)
PARTNERS' EQUITY:
Preferred units, 18,353,486 and 22,031,847 units outstanding, respectively. Liquidation values $635,171 and $1,008,858, respectively	625,703	965,106
General Partner, 200,311,053 and 183,872,596 units outstanding, respectively	2,898,045	2,574,209
Limited Partners, 60,591,896 and 63,746,013 units outstanding, respectively	876,627	892,442
Note receivable from Simon Property (interest at 7.8%, due 2009)	(91,163)	(92,825)
Unamortized restricted stock award	(12,960)	(10,736)

Total partners' equity	4,296,252	4,328,196

Total liabilities and partners' equity	$15,522,063	$14,741,116

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Twelve Months Ended December 31,
	2003	2002	2001
REVENUE:
Minimum rent	$1,362,522	$1,283,652	$1,258,528
Overage rent	47,502	47,016	48,275
Tenant reimbursements	668,289	637,030	600,634
Management fees and other revenues (Note 3)	78,292	—	—
Other income	142,022	142,412	125,873

Total revenue	2,298,627	2,110,110	2,033,310

EXPENSES:
Property operating	325,135	304,069	282,029
Depreciation and amortization	493,289	463,289	449,521
Real estate taxes	216,427	207,231	195,056
Repairs and maintenance	83,990	73,594	77,467
Advertising and promotion	60,989	59,312	62,683
Provision for credit losses	14,298	8,769	8,387
Home and regional office costs (Note 3)	80,105	44,793	44,392
General and administrative (Note 3)	15,083	3,230	3,050
Costs related to withdrawn tender offer (Note 11)	10,581	—	—
Other	27,252	28,760	31,744
Impairment on investment properties	—	—	47,000

Total operating expenses	1,327,149	1,193,047	1,201,329

OPERATING INCOME	971,478	917,063	831,981
Interest expense	602,652	599,162	607,499

Income before minority interest	368,826	317,901	224,482
Minority interest	(7,277)	(10,498)	(10,715)
Gain (loss) on sales of assets and other, net (Note 4)	(5,146)	160,867	2,603
Gain (loss) from debt related transactions, net (Note 3)	—	14,576	273
Income tax expense of taxable REIT subsidiaries	(7,597)	—	—

Income before unconsolidated entities	348,806	482,846	216,643
Loss from MerchantWired, LLC, net (Note 7)	—	(32,742)	(18,104)
Income from other unconsolidated entities	101,093	91,505	82,657

Income from continuing operations	449,899	541,609	281,196
Results of operations from discontinued operations	7,421	16,507	—
Gain/(Loss) on disposal or sale of discontinued operations, net	22,394	—	—
Cumulative effect of accounting change	—	—	(1,700)

NET INCOME	479,714	558,116	279,496
Preferred unit requirement	(67,182)	(75,541)	(77,445)

NET INCOME AVAILABLE TO UNITHOLDERS	$412,532	$482,575	$202,051

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$311,238	$355,369	$102,107
SPG Properties	—	—	44,448
Limited Partners	101,294	127,206	55,496

Net income	$412,532	$482,575	$202,051

BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.54	$1.92	$0.87

Net income	$1.66	$1.99	$0.86

DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.53	$1.92	$0.87

Net income	$1.65	$1.99	$0.86

Net Income	$479,714	$558,116	$279,496
Cumulative effect of accounting change	—	—	(1,995)
Unrealized gain (loss) on interest rate hedge agreements	24,658	6,017	(12,041)
Net (income) loss on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(5,888)	(1,333)	4,071
Currency translation adjustment	4,045
Other	1,337	(2,260)	72

Comprehensive Income	$503,866	$560,540	$269,603

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$479,714	$558,116	$279,496
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	513,713	487,200	460,856
Gain from debt related transactions	—	(14,307)	(273)
Impairment on investment properties	—	—	47,000
(Gain) Loss on sales of assets and other, net	5,146	(160,867)	(2,603)
Cumulative effect of accounting change	—	—	1,700
Loss on disposal or sale of discontinued operations, net	(22,394)	—	—
Straight-line rent	(3,468)	(6,645)	(10,900)
Minority interest	7,277	10,498	10,715
Minority interest distributions	(5,466)	(13,214)	(16,629)
Equity in income of unconsolidated entities	(101,093)	(58,763)	(64,553)
Distributions of income from unconsolidated entities	87,453	80,141	71,878
Changes in assets and liabilities —
Tenant receivables and accrued revenue	35,586	17,408	4,309
Deferred costs and other assets	(26,061)	(9,457)	(40,402)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(24,217)	(9,831)	111,618

Net cash provided by operating activities	946,190	880,279	852,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(814,629)	(1,129,139)	(164,295)
Capital expenditures, net	(352,240)	(211,282)	(281,621)
Cash from acquisitions	2,267	9,272	8,156
Cash from consolidation of the Management Company	48,910	—	—
Net proceeds from sale of assets, partnership interest, and discontinued operations	278,066	433,829	19,550
Investments in unconsolidated entities	(81,480)	(91,488)	(147,933)
Distributions of capital from unconsolidated entities and other	159,106	191,314	217,082
Notes and advances to the Management Company and affiliate	—	12,999	1,378
Loan to the SRC Operating Partnership	—	—	5,598

Net cash used in investing activities	(760,000)	(784,495)	(342,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	99,725	340,390	8,003
Purchase of preferred units and partnership units	(93,954)	—	—
Partnership distributions	(663,093)	(603,580)	(586,289)
Minority interest contributions	—	779	2,647
Mortgage and other indebtedness proceeds, net of transaction costs	2,536,498	2,408,685	2,454,994
Mortgage and other indebtedness principal payments	(1,926,974)	(2,103,586)	(2,347,065)

Net cash provided by (used in) financing activities	(47,798)	42,688	(467,710)

INCREASE IN CASH AND CASH EQUIVALENTS	138,392	138,472	42,417
CASH AND CASH EQUIVALENTS, beginning of period	390,644	252,172	209,755

CASH AND CASH EQUIVALENTS, end of period	$529,036	$390,644	$252,172

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Consolidated Statements of Partners' Equity
(Dollars in thousands)

		General Partners
	Preferred Units	Simon Property (Managing General Partner)	SPG Properties and SD Property Group	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from Simon Property	Total Partners' Equity
Balance at December 31, 2000	$1,028,435	$814,959	$1,636,493	$935,321	$(19,982)	$(92,825)	$4,302,401
General partner contributions (400,026 units)		8,792					8,792
Conversion of 1,220 Series A Preferred Units into 46,355 units	(1,559)	1,555					(4)
Units issued as dividend (442 units)		12					12
Accretion of preferred units	475						475
Preferred units issued (33,332 units)	967						967
Limited partner units issued (8,185 units)				233			233
Limited partner units converted to common units (958,997 units)		10,794		(10,794)			—
Stock incentive program (454,726 units, net)		11,925	(139)		(11,827)		(41)
Amortization of stock incentive					11,512		11,512
Merger of SPG Properties into Simon Property (Note 10)		1,562,160	(1,562,160)				—
Other (includes 85,064 units converted to cash)		559		(2,145)			(1,586)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(1,367)	329	1,038			—
Distributions	(77,445)	(241,861)	(114,921)	(134,711)			(568,938)
Net income	77,445	102,107	44,448	55,496			279,496
Other comprehensive income		(3,163)	(4,050)	(2,680)			(9,893)

Balance at December 31, 2001	$1,028,318	$2,266,472	$—	$841,758	$(20,297)	$(92,825)	$4,023,426

General partner contributions (671,836 units)		15,680					15,680
Conversion of 49,839 Series A Preferred Units into 1,893,651 units	(63,688)	63,518					(170)
Units issued as dividend (19,375 units)		651					651
Common units issued (9,000,000 units)		321,390					321,390
Accretion of preferred units	476						476
Limited partner units converted to common units (173,442 units)		5,709		(5,709)			—
Stock incentive program (-21,070 forfeited units, net)		(602)			604		2
Amortization of stock incentive					8,957		8,957
Other (includes 10,895 units converted to cash)		400		(373)			27
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(67,741)		67,726			(15)
Distributions	(75,541)	(388,437)		(138,790)			(602,768)
Net income	75,541	355,369		127,206			558,116
Other comprehensive income		1,800	—	624			2,424

Balance at December 31, 2002	$965,106	$2,574,209	$—	$892,442	$(10,736)	$(92,825)	$4,328,196

General partner contributions (733,617 units)		17,385					17,385
Conversion and redemption of 4,830,057 Series B Preferred Units into 12,443,195 units	(449,196)	448,076					(1,120)
Issuance of 3,328,540 Series H Variable Rate Preferred Units	83,213						83,213
Repurchase of 3,250,528 Series H Variable Rate Preferred Units	(81,263)						(81,263)
Accretion of preferred units	475						475
Limited partner units converted to common units (2,880,810 units)		39,704		(39,704)			—
Issuance of 822,588 7.75%/8% Cumulative Redeemable Preferred Units	82,259						82,259
Issuance of 251,096 7.5% Cumulative Redeemable Preferred Units	25,109						25,109
Stock incentive program (380,835 units, net)		12,546			(12,579)		(33)
Amortization of stock incentive					10,355		10,355
Acquisition of minority interest in Management Company		(2,334)					(2,334)
Other (includes 273,307 units converted to cash and payments on note)		173		(10,980)		1,662	(9,145)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(78,075)		77,582			(493)
Distributions	(67,182)	(445,544)		(147,492)			(660,218)
Net income	67,182	311,238		101,294			479,714
Other comprehensive income		20,667	—	3,485			24,152

Balance at December 31, 2003	$625,703	$2,898,045	$—	$876,627	$(12,960)	$(91,163)	$4,296,252

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of December 31, 2003, we owned or held an interest in 245 income-producing properties in North America, which consisted of 174 regional malls, 67 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. In addition, we also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 47 assets in Europe (France, Italy, Poland and Portugal).

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

  •
  Pursuing mall marketing initiatives, including the sale of gift cards,
  •
  Forming consumer focused strategic corporate alliances, and
  •
  Offering property operating services to our tenants and others resulting from our relationships with vendors.

            M.S. Management Associates, Inc. (the "Management Company") is a wholly-owned subsidiary that provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure the self-insured retention portion of our general liability program and the deductible associated with our workers' compensation programs. In addition, they provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries' limits.

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls and community shopping centers rely heavily upon anchor tenants like most retail properties. Three retailers' anchor stores occupied 335 of the approximately 954 anchor stores in the Properties as of December 31, 2003. An affiliate of one of these retailers is a limited partner in the Operating Partnership.

  Structural Simplification

            On January 1, 2003, we acquired all of the remaining equity interests of the Management Company from three Simon family members for a total purchase price of $425, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was approved by Simon Property's independent directors. As a result, the Management Company is now our wholly owned consolidated taxable REIT subsidiary ("TRS"). See Note 7 for further discussion of the operations of the Management Company for the years ended December 31, 2002 and 2001.

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

            The deficit minority interest balances in the accompanying balance sheets represent outside partners' interests in the net equity of certain properties. We record deficit minority interests when a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets, the joint venture partner is obligated to make additional contributions to the extent of any capital account deficits or the joint venture partner has the ability to fund such additional contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in Properties and prior to 2003 our investment in the Management Company. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venturer primarily due to partner preferences.

            As of December 31, 2003, of our 245 Properties we consolidated 155 wholly-owned Properties, consolidated 14 additional Properties that are less than wholly owned which we control, and accounted for 76 Properties using the equity method. We manage the day-to-day operations of 65 of the 76 equity method Properties.

            We allocate our net operating results after preferred distributions (see Note 10) based on our partners' respective ownership interests. In addition, Simon Property owns certain of our preferred units (see Note 10). Simon Property's weighted average ownership interest in the Operating Partnership was as follows:

For the Year Ended December 31,
2003	2002	2001
75.4%	73.6%	72.5%

            Simon Property's ownership interest in the Operating Partnership as of December 31, 2003 was 76.8% and at December 31, 2002 was 74.3%. We adjust the limited partners' interest at the end of each period to reflect changes in their ownership interest in the Operating Partnership. The adjustment is reflected in the accompanying statements of partners' equity.

3.     Summary of Significant Accounting Policies

  Investment Properties and Goodwill

            We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred related to construction. We capitalize improvements and replacements from repair and maintenance when the repairs and maintenance extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 35 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We record depreciation on tenant allowances, tenant inducements and tenant improvements utilizing the straight-line method over the term of the related lease. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We recognize an impairment of investment property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values.

            Goodwill resulted from Simon Property's merger with Corporate Property Investors, Inc. in 1998. We adopted SFAS No. 142 "Goodwill and Other Intangibles" on January 1, 2002 and as a result we ceased amortizing goodwill in accordance with SFAS No. 142 which was approximately $1.2 million annually. The impact of adopting SFAS No. 142 resulted in no impairment of our goodwill. We review goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs that would change the fair value of the reporting unit below its carrying amount. If we determine the reporting unit is impaired, the loss would be recognized as an impairment loss in income. Goodwill is reflected in "deferred costs, other assets, and minority interest, net" in the accompanying balance sheets.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our balance of cash and cash equivalents includes a balance of $174.8 million related to our gift card program which we do not consider available for general working capital purposes. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

  Marketable Securities

            Marketable securities consist primarily of the assets of the insurance subsidiaries of the Management Company and are included in deferred costs, other assets, and minority interest, net. The types of securities typically include U.S Treasury or other U.S. government securities as well as corporate debt securities. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income until the gain or loss is realized and recorded in other income. However, if we determine a decline in value is other than temporary, then we recognize the unrealized loss in income to write down the investments to their net realizable value.

            The insurance subsidiaries of the Management Company are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be restricted.

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

For the Year Ended December 31,
2003	2002	2001
$10,562	$4,249	$9,807

  Segment Disclosure

            Our interests in our regional malls, community centers and other assets represent one segment because we base our resource allocation and other operating decisions on the evaluation of the entire Portfolio.

  Deferred Costs and Debt Premiums and Discounts

            Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. We amortize debt premiums and discounts over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. Net deferred costs of $129,246 as of December 31, 2003 are net of accumulated amortization of $178,710 and net deferred costs of $149,360 as of December 31, 2002 are net of accumulated amortization of $194,691.

            The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the year ended December 31,
	2003	2002	2001
Amortization of deferred financing costs	$15,710	$17,079	$16,513
Amortization of debt premiums net of discounts	$(5,723)	$(2,269)	$(5,178)
Amortization of deferred leasing costs	$18,626	$17,210	$15,141

            We record amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense.

  Derivative Financial Instruments

            On January 1, 2001 we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." On adoption, we recorded $2.0 million of unrecognized losses in other comprehensive income as a cumulative effect of accounting change. We also recorded an expense of $1.7 million as a cumulative effect of accounting change in the statement of operations, which includes our $1.5 million share of joint venture cumulative effect of accounting change.

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

            We adjust our balance sheets on an ongoing basis to reflect the current fair market value of our derivatives. We record changes in the fair value of these derivatives each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time as the hedged items are recognized in earnings. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

            We use standard market conventions to determine the fair values of derivative instruments and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

  Accumulated Comprehensive Income

            The components of our accumulated comprehensive income consisted of the following as of December 31:

	2003	2002
Cumulative translation adjustment	$1,856	$(2,189)
Accumulated derivative gains and (losses), net	13,488	(5,282)
Net unrealized gains on marketable securities	1,337	—

Total accumulated comprehensive income (loss)	$16,681	$(7,471)

            General partner's equity included $12.6 million as of December 31, 2003 and $(8.1) million as of December 31, 2002. Limited partner's equity included $4.1 million as of December 31, 2003 and $0.6 million as of December 31, 2002.

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component in accordance with SFAS No. 141 "Business Combinations." These components typically include buildings, land and intangibles related to in-place leases and we estimate:

  •
  the fair value of the buildings on an as-if-vacant basis. The value allocated to land is determined either by real estate tax assessments, a third party or other relevant data.
  •
  the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues.
  •
  the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions.
  •
  the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

            We amortize all of these amounts over the remaining average term of the acquired in place leases. We also estimate the value of tenant or other customer relationships acquired, if any, which are amortized over the term of the related leases and any expected renewals. Any remaining amount of value will be allocated to in-place leases, as deemed appropriate under the circumstances.

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. Our advertising and promotional costs are expensed as incurred. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive escrow payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year end billings for recoverable expenditures. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented. We recognize revenues from our gift card program when fees are earned according to the provisions of the card arrangements and respective terms and conditions.

  Management Fees and Other Revenues

            Management fees and other revenues are generally received from our unconsolidated joint ventures Properties as well as third parties. Management fee revenue is recognized based on a contractual percentage of joint venture property revenue. Development fee revenue is recognized on a contractual percentage of hard costs to develop a property. Leasing fee revenue is recognized on a contractual per square foot charge based on the square footage of current year leasing activity.

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by actuaries and management's best estimates.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Presented below is the activity in the allowance for credit losses and includes the activities related to discontinued operations:

	For the year ended December 31,
	2003	2002	2001
Balance at Beginning of Year	$20,120	$24,494	$20,068
Consolidation of Management Company	1,700	—	—
Provision for Credit Losses	14,675	8,727	8,387
Accounts Written Off	(5,190)	(13,101)	(3,961)

Balance at End of Year	$31,305	$20,120	$24,494

  Income Taxes

            As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

            Simon Property has elected taxable REIT subsidiary ("TRS") status for some of its subsidiaries. This enables Simon Property to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

            As a result of the consolidation of the Management Company, the deferred tax assets and liabilities and income tax expense of the Management Company are included in the accompanying consolidated financial statements as of and for the year ended December 31, 2003. A net deferred tax asset of $22.0 million related to Simon Property's TRS subsidiaries is included in deferred costs, other assets, and minority interest, net in the accompanying balance sheet. The net deferred tax asset consists primarily of operating loss and other carryforwards for Federal income tax purposes as well as the timing of the deductibility of losses from insurance subsidiaries.

  Per Unit Data

            We determine basic earnings per unit based on the weighted average number of units outstanding during the period. We determine diluted earnings per unit based on the weighted average number of units outstanding combined with the incremental weighted average units that would have been outstanding assuming all dilutive potential common units were converted into units at the earliest date possible. The following table sets forth the computation for our basic and diluted earnings per unit.

	For the Year Ended December 31,
	2003	2002	2001
Income from continuing operations, after the preferred unit requirement	$382,717	$466,068	$203,751
Discontinued operations	29,815	16,507	—
Cumulative effect of accounting change	—	—	(1,700)

Net Income available to unitholders — Basic	$412,532	$482,575	$202,051

Effect of dilutive securities:
Dilutive convertible preferred unit requirements	—	1,470	—

Net Income available to unitholders — Diluted	$412,532	$484,045	$202,051

Weighted Average units Outstanding — Basic	248,926,276	242,040,734	235,750,287
Effect of stock options	823,532	671,972	358,414
Effect of convertible preferred units	—	918,615	—

Weighted Average units Outstanding — Diluted	249,749,808	243,631,321	236,108,701

	For the Year Ended December 31,
	2003	2002	2001
Basic Earnings per unit:
Income from continuing operations, after the preferred unit requirement	$1.54	$1.92	$0.87
Discontinued operations	0.12	0.07	—
Cumulative effect of accounting change	—	—	(0.01)

Net Income available to unitholders — Basic	$1.66	$1.99	$0.86

Diluted Earnings per unit:
Income from continuing operations, after the preferred unit requirement	$1.53	$1.92	$0.87
Discontinued operations	0.12	0.07	—
Cumulative effect of accounting change	—	—	(0.01)

Net Income available to unitholders — Diluted	$1.65	$1.99	$0.86

            For the year ending December 31, 2003, potentially dilutive securities include stock options, the Series B convertible preferred units and the other classes of preferred units. Units held by the limited partners may be exchanged for shares of common stock in Simon Property, on a one-for-one basis in certain circumstances. If exchanged, the units would not have a dilutive effect. We accrue distributions when they are declared.

  Discontinued Operations

            In 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") that supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires us to reclassify any material operations related to consolidated properties sold during the period that were not classified as held for sale as of December 31, 2001 to discontinued operations. We have reclassified the results of operations of the 13 properties sold during 2003 described in Note 4 to discontinued operations in the accompanying statements of operations and comprehensive income for 2003 and 2002. Their results of operations were not material to 2001. Revenues included in discontinued operations were $38.0 million for the year ended December 31, 2003 and $61.6 million for the year ended December 31, 2002.

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2003 presentation. These reclassifications have no impact on net income previously reported. These include reclassifying certain home office and regional office costs, and general and administrative expenses; the adoption of SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145"); and reclassifications in the statements of cash flows in 2001.

            As a result of the consolidation of the Management Company, we have elected to present "home and regional office costs" and "general and administrative" expenses as separate expense captions. In 2002 and 2001, "home and regional office costs" and "general and administrative" expenses incurred related to consolidated Properties were included in "Property operating" expense. These expenses have been reclassified to conform with the current year presentation. In 2002, we reclassified $44.5 million from property operating expenses, $0.3 million from advertising and promotion, and $3.2 million from other expenses to the "home and regional office costs" and "general and administrative" categories. In 2001, we reclassified $42.8 million from property operating expenses, $1.6 million from advertising and promotion, and $3.1 million from other expenses to the "home and regional office costs" and "general and administrative" categories. "Home and regional office costs" include salary and benefits, office rent, office expenses and information services expenses incurred in our home office and regional offices. "General and administrative" expenses represent the costs of operating as a public company and include such items as stock exchange fees, public and investor relations expenses, certain executive officers' compensation expenses, audit fees, and legal fees.

            Effective January 1, 2003, we adopted SFAS No. 145 and therefore we have reclassified for all periods presented in the accompanying statements of operations and comprehensive income those items which no longer qualify as extraordinary items to income from continuing operations. In 2002, we reclassified $14.3 million, or $0.06 per unit, of gains from debt extinguishments of consolidated Properties to "Gains from debt related transactions, net."

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

4.     Real Estate Acquisitions, Disposals, and Impairment

  Acquisitions

  During 2003

            On March 14, 2003, we purchased the remaining interest in The Forum Shops at Caesars in Las Vegas, NV from the minority limited partner who initiated the buy/sell provision of the partnership agreement. We purchased this interest for $174.0 million in cash and assumed the minority limited partner's $74.2 million share of debt and other partnership liabilities. We funded this purchase with borrowings from our Credit Facility (Note 8). We recorded minority interest expense relating to the minority limited partner's share of the results of operations of The Forum Shops at Caesars through March 14, 2003.

            On August 20, 2003, we purchased a 100% leasehold stake in Stanford Shopping Center in Palo Alto, California for $333.0 million from Stanford University. Stanford University holds, as lessor, a long-term ground lease underlying the asset. We funded this purchase with the mortgage discussed in Note 8, with borrowings from our Credit Facility, and with available working capital.

            In the fourth quarter 2003, through a series of transactions we increased our ownership interest in Kravco Investments L.P. ("Kravco"), a Philadelphia, PA based owner of regional malls, from approximately 18% to approximately 80% and in its affiliated management company from approximately 15% to 50%. The portfolio consists of six regional malls, five of which are in the Philadelphia metropolitan area, and four community centers. We acquired our interest in Kravco from certain private investors, The Rouse Company ("Rouse") and Westfield America Trust ("Westfield"). We acquired our initial interest jointly with Rouse and Westfield in connection with the Rodamco acquisition in 2002. As a result of this acquisition, we consolidated four new partnerships and account for six new partnerships as joint ventures. The purchase accounting for this acquisition is still preliminary. The total consideration paid in these transactions was approximately $293.4 million and consisted of:

  •
  cash of $82.0 million,
  •
  issuance of $107.4 million of perpetual preferred units, and
  •
  the assumption of our share of mortgage debt and other payables of $104.0 million.

            On December 22, 2003, we jointly formed with The Rinascente Group the joint venture Gallerie Commerciali Italia S.p.A ("GCI"), which owns a geographically diverse portfolio in Italy of 38 existing shopping centers as of December 31, 2003. The Rinascente Group contributed these 38 existing shopping centers as well as development opportunities to GCI and then sold 49% of GCI to one of our affiliates. The initial gross value of GCI was approximately €860 million, or approximately $1.1 billion, and our initial equity investment was approximately €187 million, or $232 million. We account for our interest in GCI under the equity method of accounting. The purchase accounting for this acquisition is still preliminary.

            We recorded intangible assets and liabilities that net to $55.5 million as part of our purchase accounting allocations in 2003.

  During 2002

            On May 3, 2002, we purchased, jointly with Westfield and Rouse, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates through the acquisition of Rodamco stock. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing joint venture Properties, new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own quality retail real estate thereby enhancing our overall Portfolio. The results of operations for the partnership interests acquired have been included in our results of operations since May 3, 2002.

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

            We, and the Management Company, hold the other Rodamco partnership interests and assets jointly with Rouse and Westfield. We account for these assets under the equity method. These included our initial interest in Kravco, two notes receivable, an interest in a hotel, and three other retail properties. Some of these assets were considered held for sale and amounted to approximately $8 million. We sold two of the other retail properties in 2002 for no gain or loss for approximately $4.4 million and we sold the remaining asset held for sale in 2003 for $2.9 million and recognized a nominal gain.

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

            On July 19, 2002, we purchased the remaining two-thirds interest in Copley Place (we had acquired our initial interest in the Rodamco acquisition) for $241.4 million, including $118.3 million in cash and the assumption of $123.1 million of debt. We funded the acquisition with borrowings from our existing Credit Facility. As a result of this transaction, we have consolidated the results of operations of Copley Place since July 19, 2002.

            We recorded intangible assets and liabilities that net to $53.6 million as part of our purchase accounting allocations in 2002.

  Subsequent Event

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107 million. We funded this transaction with borrowings on our Credit Facility and with the issuance of 120,671 units valued at approximately $6 million.

  Disposals

            During 2003, we sold 13 non-core Properties, consisting of seven regional malls, five community centers and one mixed-use property. In total, we received net proceeds from these sales of $275.1 million. As a result of these transactions, we recorded a net gain of $22.4 million during the twelve months ended December 31, 2003. The Properties and their dates of sale consisted of:

•
Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003

            As of December 31, 2002, the carrying value of the sold properties at cost, net of accumulated depreciation was $259.1 million.

            On April 1, 2002, we sold our interest in Orlando Premium Outlets, one of our joint venture Properties, for a gross sales price of $76.3 million, including cash of $46.6 million and the assumption of our 50% share of $59.1 million of joint venture debt, resulting in a net gain of $39.0 million.

            In addition, on May 31, 2002, we sold our interests in the five joint venture value-oriented super-regional malls to the Mills Corporation, who was our partner in these Properties and who managed these joint ventures. We disposed of these joint venture interests in order to fund a portion of the Rodamco acquisition. We sold these joint venture interests for approximately $421.8 million including $148.4 million of cash and the assumption of approximately $273.4 million of joint venture debt. The transaction resulted in a gain of $122.2 million. We were also relieved of all guarantees of the indebtedness related to these five Properties. In connection with this transaction, the Management Company also sold its land partnership interests for $24.1 million that resulted in our $8.4 million share of gains, net of tax, recorded in income from unconsolidated entities. Also during 2002, we made the decision to no longer pursue certain development projects. As a result, we wrote-off the carrying amount of our predevelopment costs and land acquisition costs associated with these projects in the amount of $17.1 million, which is included in "gain (loss) on sales of assets and other, net" in the accompanying statements of operations and comprehensive income.

            During 2002, we disposed of seven of our nine assets held for sale as of December 31, 2001 as discussed below under impairment. The seven assets disposed included three community centers and four regional malls. The three community centers and two of the regional malls were sold for a net sales price of $28.1 million resulting in a net loss of $7.0 million. In addition, we negotiated with the lenders the sale of our interests in one regional mall to a third party resulting in net proceeds of $3.6 million and deeded one regional mall to the lender in satisfaction of the outstanding mortgage indebtedness. The two regional malls were encumbered with $52.2 million of indebtedness. The net impact of these two transactions resulted in a net gain on debt forgiveness of $16.1 million that is reflected in "gain from debt related transactions, net" in the accompanying statements of operations and comprehensive income.

            During 2001, we sold one community center, one regional mall, and one office building that resulted in net proceeds of $19.6 million and a net gain of $2.6 million.

            The cash flows and results of operations of the Properties disposed of during the three years ended December 31, 2003 were not material to our cash flows and results of operations. These Properties' removal from service will not materially affect our ongoing operations.

  Impairment

            In 2001, in connection with our anticipated disposal of nine Properties identified as held for sale we recorded a $47.0 million expense for impairment. As discussed above, we disposed of seven of the nine assets held for sale in 2002 and one additional property in 2003. We placed the remaining asset held for sale back in service as held for use. In general, the overall decline in the economy has caused tenants to vacate space at certain non-core Properties decreasing occupancy rates and leading to declines in the fair values of these assets due to decreased profitability. In addition, we committed to a plan to dispose of these assets. We estimated the impairment of these assets using a combination of estimations of the fair value based upon a multiple of the net cash flow of the Properties and discounted cash flows from the individual Properties' operations as well as contract prices, if applicable. The nine properties' cash flows and results of operations were not material to our cash flows and results of operations and their removal from service will not materially affect our ongoing operations. We wrote off miscellaneous technology and other investments of $2.7 million in 2002 and $5.7 million in 2001, all of which were included in other expense in the accompanying statements of operations and comprehensive income. In addition, in 2001 the Management Company decided to postpone further development of clixnmortar, a technology investment. As a result, the Management Company wrote off its investment in clixnmortar of which our share was a net $13.9 million.

5.     Balance Sheet data

            The following summarized balance sheet represents the impact of the Rodamco acquisition in 2002 and the acquisition of the remaining two-thirds interest in Copley Place. The 2003 transactions were not material in the aggregate.

2002
Investment properties, at cost	$1,110,120
Cash and cash equivalents	9,272
Tenant receivables	8,786
Investment in unconsolidated entities	518,390
Deferred costs, other assets, and minority interest	25,537
Notes and advances from the Management Company and affiliates	26,433

Total assets	$1,698,538

Mortgages and other indebtedness	$458,897
Accounts payable, accrued expenses, accrued environmental, severance and other expenses	108,356
Other liabilities	8,326

Total liabilities	$575,579

6.     Investment Properties

            Investment properties consist of the following:

	December 31,
	2003	2002
Land	$2,046,120	$2,001,544
Buildings and improvements	12,622,728	11,964,906

Total land, buildings and improvements	14,668,848	13,966,450
Furniture, fixtures and equipment	136,225	119,360

Investment properties at cost	14,805,073	14,085,810
Less — accumulated depreciation	2,534,898	2,204,743

Investment properties at cost, net	$12,270,175	$11,881,067

Construction in progress included in investment properties	$243,520	$136,622

7.     Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties and diversify our risk in a particular property or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 76 Properties as of December 31, 2003 and 69 as of December 31, 2002, as well as joint venture interests in our investments in 47 European shopping centers as of December 31, 2003 and 8 European shopping centers as of December 31, 2002. Since we do not fully control these joint venture Properties, accounting principles generally accepted in the United States currently require that we account for these Properties on the equity method. See Note 13 for discussion of the impact of new accounting pronouncements on consolidation principles. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate partnership agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time, which will result in either the sale of or the use of available cash or borrowings to acquire the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. This information includes Mall of America (see Note 11). We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property. We reclassified these line items into "Discontinued Joint Venture Interests", so that we may present results of operations for those joint venture interests held as of December 31, 2003.

	December 31,
	2003	2002
BALANCE SHEETS
Assets:
Investment properties, at cost	$10,239,929	$8,157,283
Less — accumulated depreciation	1,798,564	1,327,751

	8,441,365	6,829,532
Cash and cash equivalents	308,781	199,209
Tenant receivables	262,893	199,421
Investment in unconsolidated entities	94,853	6,966
Other assets	227,485	190,541

Total assets	$9,335,377	$7,425,669

Liabilities and Partners' Equity:
Mortgages and other notes payable	$6,643,052	$5,306,465
Accounts payable, accrued expenses, and deferred revenues	310,190	289,126
Other liabilities	74,206	73,559

Total liabilities	7,027,448	5,669,150

Preferred units	152,450	125,000
Partners' equity	2,155,479	1,631,519

Total liabilities and partners' equity	$9,335,377	$7,425,669

The Operating Partnership's Share of:
Total assets	$3,861,497	$3,121,271

Partners' equity	$885,149	$717,061
Add: Excess Investment	$912,212	$831,728

Our net Investment in Joint Ventures	$1,797,361	$1,548,789

Mortgages and other notes payable	$2,739,630	$2,279,609

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We generally amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities. We periodically review our ability to recover the carrying values of our investments in the joint venture Properties. If we conclude that any portion of our investment, including the excess investment, is not recoverable, we record an adjustment to write off the unrecoverable amounts.

            As of December 31, 2003, scheduled principal repayments on joint venture indebtedness were as follows:

2004	$453,633
2005	1,458,047
2006	1,235,064
2007	472,850
2008	652,966
Thereafter	2,366,316

Total principal maturities	6,638,876
Net unamortized debt premiums	4,176

Total mortgages and other notes payable	$6,643,052

            This debt becomes due in installments over various terms extending through 2017 with interest rates ranging from 1.49% to 9.05% and a weighted average rate of 5.83% at December 31, 2003.

	For the Year Ended December 31,
	2003	2002	2001
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$900,390	$805,537	$691,469
Overage rent	31,086	29,279	25,640
Tenant reimbursements	468,049	406,856	349,134
Other income	198,512	52,554	44,724

Total revenue	1,598,037	1,294,226	1,110,967
Operating Expenses:
Property operating	312,911	210,051	182,489
Depreciation and amortization	272,746	234,264	203,910
Real estate taxes	140,261	126,228	111,983
Repairs and maintenance	75,691	69,853	51,689
Advertising and promotion	45,435	38,656	36,405
Provision for credit losses	8,684	9,131	5,070
Other	70,008	34,421	20,545

Total operating expenses	925,736	722,604	612,091

Operating Income	672,301	571,622	498,876
Interest Expense	364,740	337,119	307,826

Income Before Minority Interest and Unconsolidated Entities	307,561	234,503	191,050
Loss from debt related transactions	—	—	(295)
Minority interest	(654)	(751)	—
Income from unconsolidated entities	8,393	3,062	—

Income from Continuing Operations	315,300	236,814	190,755
Income from Discontinued Joint Venture Interests	1,295	16,063	32,562

Income Before Cumulative Effect of Accounting Change ("IBC")	316,595	252,877	223,317
Cumulative Effect of Accounting Change	—	—	(3,011)

Net Income	$316,595	$252,877	$220,306

Third-Party Investors' Share of IBC	$190,535	$148,853	$134,746

The Operating Partnership's Share of IBC	$126,060	$104,024	$88,571
Amortization of Excess Investment	24,967	26,635	21,279

Income from Joint Ventures	$101,093	$77,389	$67,292

  European Investments

            Our investments in the 47 shopping centers in Europe are dependent upon the relationship with two companies that operate the hypermarkets that anchor the shopping centers, including our partner in GCI, the Rinascente Group who operates the hypermarkets in Italy through its affiliates. Our total equity investment in our European properties, including subordinated debt, was approximately $311.1 million as of December 31, 2003.

            We have a 35.2% ownership interest in European Retail Enterprises, B.V. ("ERE"), that is accounted for using the equity method of accounting. The agreements with ERE are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $60 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2006-2008.

  The Management Company

            On January 1, 2003, we acquired all of the remaining equity interests of the Management Company, and as a result, the Management Company is now our wholly owned consolidated taxable REIT subsidiary. Prior to this, we owned voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock was owned by three Simon family members. As of December 31, 2002 we accounted for our investment in the Management Company using the equity method of accounting. At that time, we exercised significant influence but did not control the financial and operating policies of the Management Company. Our preferred and common interest and our note receivable from the Management Company entitled us to approximately 98% of the after-tax economic benefits of the Management Company's operations.

            As of December 31, 2002, amounts due from the Management Company for unpaid accrued interest and unpaid accrued preferred dividends were not material to the financial statements. Prior to the consolidation of the Management Company, common costs were allocated by the Management Company to us, based primarily on minimum and overage rent, using assumptions that we believe are reasonable. The following table summarizes interest income and preferred dividends from the Management Company, included in other income, and total costs incurred on consolidated properties related to services provided by the Management Company:

	For the Year Ended December 31,
	2002	2001
Interest and preferred dividends	$13,620	$13,638
Total costs incurred on consolidated properties	$75,917	$85,927

            Summarized consolidated financial information of the Management Company and a summary of our investment in and share of income from the Management Company follows. The summary excludes the effects of the Management Company's ownership of MerchantWired LLC.

December 31, 2002
BALANCE SHEET DATA:
Total assets	$210,367
Notes payable to the Operating Partnership at 7%, due 2008, and advances	75,105
Shareholders' equity	$54,562

Our share of total assets	$208,347

Our net investment in the Management Company	$95,517

	For the Year Ended December 31,
	2002	2001
OPERATING DATA:
Total revenue	$130,988	$108,302
Operating (loss) income	33,571	(5,526)
Net income available for common shareholders excluding losses from MerchantWired LLC	$30,552	$14,474

Our share of net income (loss) after intercompany profit elimination:
Management Company income excluding losses from MerchantWired LLC	$14,116	$15,365
Losses from MerchantWired LLC	(32,742)	(18,104)

Total net loss	$(18,626)	$(2,739)

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

The Cable was installed in both consolidated and joint venture Properties and is being amortized over four years. We are currently using the Cable for connectivity to our mall management offices.

8.     Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness consist of the following:

	December 31,
	2003	2002
Fixed-Rate Debt
Mortgages and other notes, including $21,742 and $29,683 net premiums, respectively. Weighted average interest and maturity of 6.57% and 6.5 years	$3,360,917	$2,602,640
Unsecured notes, including $16,547 and $17,770 net discounts, respectively. Weighted average interest and maturity of 6.74% and 4.8 years	4,998,453	4,972,230
6 3/4% Putable Asset Trust Securities, including $0 and $236 net premium, respectively, due November 2003	—	100,236
7% Mandatory Par Put Remarketed Securities, including $4,933 and $5,011 premiums, respectively, due June 2028 and subject to redemption June 2008	204,933	205,011
Commercial mortgage pass-through certificates. Five classes bearing interest at weighted average rates and maturity of 7.31% and 1.0 year	172,290	173,693

Total fixed-rate debt	8,736,593	8,053,810
Variable-Rate Debt
Mortgages and other notes, at face value, respectively. Weighted average interest and maturity of 2.55% and 1.5 years	$619,763	$852,467
Floating Rate Mandatory Extension Notes, due November 15, 2014. Weighted average interest and maturity of 1.92% and 10.9 years	113,100	—
Credit Facility (see below)	327,901	308,000
Euro Facility (see below)	—	59,078
Commercial mortgage pass-through certificates, interest at 6.2%, due December 2004	48,157	49,112
Unsecured term loans. Weighted average rates and maturities of 2.25% and 1.5 years	419,679	215,000

Total variable-rate debt	1,528,600	1,483,657
Fair value interest rate swaps	1,195	8,614

Total mortgages and other indebtedness, net	$10,266,388	$9,546,081

            General.    We have pledged 76 Properties as collateral to secure related mortgage notes including 8 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 Properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Of our 76 encumbered Properties, indebtedness of 19 of these encumbered Properties and our unsecured notes are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to prepayment of a yield-maintenance premium or defeasance. As of December 31, 2003, we are in compliance with all our debt covenants.

            Mortgages and Other Indebtedness.    The net book value of our 76 encumbered Properties was $4.5 billion at December 31, 2003. The balance of fixed and variable rate mortgage notes was $4.2 billion as of December 31, 2003 and of this amount $4.0 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR.

            Some of our limited partners guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 53 limited partners provide guarantees of foreclosure of $354.8 million of our consolidated debt at 12 consolidated Properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

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

            On August 20, 2003, in connection with our acquisition of Stanford Shopping Center, see Note 4, we secured a $220.0 million, 3.60% fixed rate, interest only, five year mortgage. We borrowed $110.0 million from our Credit Facility and used available working capital to fund the remainder of the acquisition.

            On November 14, 2003, we secured a $550.0 million leasehold financing encumbering Forum Shops at a fixed-rate of 4.78% due December 1, 2010. This replaced the existing $175.0 million mortgage that had an initial maturity of May 2004 and was effectively fixed at an average interest rate of 6.67% including interest rate protection agreements. The financing generated excess proceeds of $370.8 million that we used to unencumber one asset, to reduce borrowings on our Credit Facility and for general corporate purposes.

            Unsecured Notes.    We have $735.0 million of unsecured notes that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.51% and weighted average maturities of 5.5 years.

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

            On November 15, 2003, we exchanged with the institutional holder of our $100.0 million of 6.75% Putable Asset Trust Securities (PATS), which had a call option settlement feature on that date, $113.1 million Floating Rate Mandatory Extension Notes (MAXES) due November 15, 2014. The MAXES bear interest during the first year at LIBOR plus 80 basis points. The exchange of the PATS for the MAXES did not result in a significant modification of the terms in the debt arrangement.

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received cash and we exchanged, with the holder, the MAXES discussed above for a portion of the second tranche of the notes. We intend to file a registration statement under the Securities Act of 1933 relating to an offer to exchange the notes of each series for registered notes with substantially identical economic terms. If we do not complete the exchange offer within 180 days after the issuance of the notes, the interest rates on the notes will be increased by 0.50% per year. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement.

            Credit Facility.    The Credit Facility is a $1.25 billion unsecured revolving credit facility with a maturity date of April 16, 2005 and a one-year extension of the maturity date available at our option. The Credit Facility bears interest at LIBOR plus 65 basis points and provides for different pricing based upon our corporate credit rating, with an additional 15 basis point facility fee on the entire $1.25 billion. On June 23, 2003, we restructured our Credit Facility to establish a $100 million EURO sub-tranche which provides availability for Euros at EURIBOR plus 65 basis points and dollars at LIBOR plus 65 basis points, at our option, and has the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary. We use the Credit Facility primarily for funding acquisition, renovation and expansion and predevelopment opportunities and general corporate purposes. The Credit Facility contains financial covenants relating to a capitalization value, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

	As of December 31,
	2003	2002
Total Facility Amount	$1,250,000	$1,250,000
Borrowings	(327,901)	(308,000)
Letters of credit	(24,081)	(23,651)

Remaining Availability	$898,018	$918,349

Effective Interest rate	1.94%	2.03%

Maximum borrowings during the period ended	$667,067	$743,000

Average borrowings during the period ended	$396,250	$411,263

            Euro Facility and Euro denominated indebtedness.    On June 27, 2003, we retired our existing €90 million EURO-denominated unsecured credit agreement (the "EURO Facility"), which had an initial maturity date of July 31, 2003, with available working capital of $28.2 million and €34.7 million borrowed from a new EURO sub-tranche of our Credit Facility.

            On December 17, 2003, we secured a €200 million EURO-denominated one-year unsecured term loan with two additional one-year extensions available at our option. The loan bears interest at EURIBOR plus 60 basis points. The initial borrowing of €163 million was used to fund a portion of the acquisition of Gallerie Commerciali Italia.

  Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2003 were as follows:

2004	$1,480,850
2005	913,105
2006	1,407,980
2007	1,491,031
2008	691,417
Thereafter	4,270,682

Total principal maturities	10,255,065
Net unamortized debt discounts and other	11,323

Total mortgages and other indebtedness	$10,266,388

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

For the year ended December 31,
2003	2002	2001
$596,274	$591,328	$588,889

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged to net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income and is amortized to interest expense over the life of the debt agreement.

            As of December 31, 2003, we have reflected the fair value of outstanding consolidated derivatives in other assets for $1.2 million, and in other liabilities for $3.6 million. In addition, we recorded the benefits from our treasury lock agreements in accumulated comprehensive income and the unamortized balance of these agreements is $10.1 million as of December 31, 2003. As of December 31, 2003, our outstanding LIBOR based derivative contracts consist of:

•
interest rate cap protection agreements with a notional amount of $296.0 million that mature from May 2004 to January 2005,
•
fixed interest rate swap agreements with a notional amount of $133.1 million that mature May 2004 and December 2004 and have a weighted average pay rate of 5.86% and a weighted average receive rate of 1.16%, and
•
variable rate swap agreements with a notional amount of $370.0 million that mature in February 2004 and September 2008 and have a weighted average pay rate of 1.20% and a weighted average receive rate of 3.52%.

            Within the next twelve months, we expect to reclassify to earnings approximately our $1.8 million share of expense of the current balance held in accumulated other comprehensive income. The amount of ineffectiveness relating to fair value and cash flow hedges recognized in income during the periods presented was not material.

  Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimated the fair values of combined fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness are summarized as follows:

	December 31,
	2003	2002
Fair value of fixed-rate mortgages and other indebtedness	$9,189,538	$8,816,981
Discount rates assumed in calculation of fair value	4.81%	4.41%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2003, are as follows:

2004	$1,122,994
2005	1,024,873
2006	915,852
2007	795,467
2008	671,873
Thereafter	2,176,910

$6,707,969

            Approximately 0.85% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the Operating Partnership.

10.    Partners' Equity

  Unit Issuances

            On January 22, 2003, three limited partners exchanged 13,469 Units for 13,469 shares of Simon Property common stock. On February 19, 2003, two limited partners exchanged 2,867,341 Units for 2,867,341 shares of Simon Property common stock.

            We issued 733,617 units to Simon Property related to employee stock options exercised during 2003. We used the net proceeds from the option exercises of approximately $17.5 million for general working capital purposes. We also issued 12,443,195 units in connection with the conversions of the 6.5% Series B preferred units.

            We issued 9,000,000 units to Simon Property in connection with Simon Property's public offering of 9,000,000 shares of common stock on July 1, 2002. We used the net proceeds of $321.4 million to pay down a portion of the debt issued to finance the Rodamco acquisition.

  Preferred Units

            The following table summarizes each of the authorized series of preferred units of the Operating Partnership:

	As of December 31,
	2003	2002
Series B 6.5% convertible preferred units, 5,000,000 units authorized, 0 and 4,830,057 issued and outstanding to the general partner	$—	$449,196
Series C 7.00% cumulative convertible preferred units, 2,700,000 units authorized and 2,600,895 issued and outstanding	72,824	72,824
Series D 8.00% cumulative redeemable preferred units, 2,700,000 units authorized and 2,600,895 issued and outstanding	78,028	78,028
Series E 8.00% cumulative redeemable preferred units, 1,000,000 units authorized, 1,000,000 issued and outstanding to the general partner	24,863	24,656
Series F 8.75% cumulative redeemable preferred units, 8,000,000 units authorized, issued and outstanding to the general partner	192,989	192,989
Series G 7.89% cumulative step-up premium rate convertible preferred units, 3,000,000 units authorized, issued and outstanding to the general partner	147,681	147,413
Series H Variable Rate Preferred Units, 3,328,540 units authorized, 78,012 and 0 issued and outstanding	1,950	—
7.75%/8.00% Cumulative Redeemable Preferred Units, 900,000 units authorized, 822,588 and 0 issued and outstanding	82,259	—
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 251,096 and 0 issued and outstanding	25,109	—

	$625,703	$965,106

            Series A 6.5% Convertible Preferred Units.    During 2002, all of the remaining 49,839 Series A convertible preferred units were converted into 1,893,651 units. In addition, during 2002, another 19,375 units were issued in lieu of the cash dividends allocable to those preferred units.

            Series B 6.5% Convertible Preferred Units.    On November 13, 2003, Simon Property announced that it would redeem the remaining shares of its 6.5% Series B Convertible Preferred Stock on December 15, 2003 at a redemption price of 105% of the liquidation value plus accrued and unpaid distributions to the redemption date or $106.34 per share. The holders of 4,297,989 shares of the preferred stock elected to convert each of these shares into 2.58605 shares of common stock of Simon Property prior to the redemption. Simon Property issued 11,114,672 shares of common stock to the holders who exercised their conversion rights. Accordingly, we issued an equivalent 11,114,672 units to Simon Property in connection with the redemption. On December 15, 2003 the remaining 18,340 Series B preferred units were redeemed for cash at the terms listed above with proceeds from the issuance of the Series H preferred units.

            In addition, earlier in 2003 prior to the redemption, 513,728 units of the preferred units were converted into 1,328,523 units.

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

            Series H Variable Rate Preferred Units.    To fund the redemption of the Series B Preferred Units, we issued 3,328,540 units of Series H Variable Rate Preferred Units to Simon Property for $83.2 million. The Series H preferred units were redeemable at any time prior to March 15, 2004 or after March 15, 2009 at specified prices. We repurchased 3,250,528 units of the Series H preferred units for $81.3 million on December 17, 2003. On January 7, 2004 we repurchased the remaining 78,012 units for $1.9 million.

            7.75%/8.00% Cumulative Redeemable Preferred Units.    During 2003, in connection with the purchase of additional interest in Kravco, we issued 7.75%/8.00% Cumulative Redeemable Preferred Units (the "7.75% Preferred Units") that accrue cumulative dividends at a rate of 7.75% of the liquidation value for the period beginning December 5, 2003 and ending December 31, 2004, 8.00% of the liquidation value for the period beginning January 1, 2005 and ending December 31, 2009, 10.00% of the liquidation value for the period beginning January 1, 2010 and ending December 31, 2010, and 12% of the liquidation value thereafter. These dividends are payable quarterly in arrears. A unitholder may require the Operating Partnership to repurchase the 7.75% Preferred Units on or after January 1, 2009 or any time the aggregate liquidation value of the outstanding units exceeds 10% of the book value of partners' equity of the Operating Partnership. The Operating Partnership may redeem the 7.75% Preferred Units on or after January 1, 2011 or earlier upon the occurrence of certain tax triggering events. Our intent is to redeem these units after January 1, 2009 after the occurrence of a tax triggering event. The redemption price is the liquidation value plus accrued and unpaid distributions, payable in cash or interest in one or more properties mutually agreed upon.

            7.5% Cumulative Redeemable Preferred Units.    We issued 7.5% Cumulative Redeemable Preferred Units (the "7.5% Preferred Units") in connection with the purchase of additional interest in Kravco. The 7.5% Preferred Units accrue cumulative dividends at a rate of $7.50 annually, which is payable quarterly in arrears. The Operating Partnership may redeem the 7.5% Preferred Units on or after November 10, 2013 unless there is the occurrence of certain tax triggering events such as death of the initial unit holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The 7.5% Preferred Units' redemption price is the liquidation value plus accrued and unpaid distributions, payable either in cash or shares of common stock. In the event of the death of a holder of the 7.5% Preferred Units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the preferred unitholder may require the Operating Partnership to redeem the 7.5% Preferred Units payable at the option of the Operating Partnership in either cash or shares of common stock of Simon Property.

  Notes Receivable from Former CPI Shareholders

            Notes receivable of $17,926 from former Corporate Property Investors, Inc. ("CPI") shareholders, which result from securities issued under CPI's executive compensation program and were assumed in our merger with CPI, are reflected as a deduction from capital in excess of par value in the statements of partners' equity in the accompanying financial statements. Certain of such notes totaling $277 bear interest at rates ranging from 6.00% to 7.50%. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

  Note Receivable from Simon Property

            In 1999, Simon Property borrowed $92.8 million from us at 7.8% interest with a maturity of December 2009. Simon Property used the proceeds to purchase a noncontrolling 88% interest in one Property. Simon Property contributed its interest in the Property to us in exchange for 3,617,070 units. The note receivable from Simon Property is recorded as a reduction of partners' equity. The amount of interest earned during each year is as follows:

For the year ended December 31,
2003	2002	2001
$7,173	$7,256	$7,276

The Simon Property Group 1998 Stock Incentive Plan

            We, along with Simon Property, have a stock incentive plan (the "1998 Plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. As of December 31, 2003, Simon Property had reserved 11,300,000 shares for issuance under the 1998 Plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase units for cash in an amount equal to the fair market value of such shares.

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

            Automatic Awards For Eligible Directors.    Prior to May 7, 2003, the 1998 Plan provided for automatic grants of Options to directors ("Director Options") of Simon Property who are not also our employees or employees of our affiliates ("Eligible Directors"). Each Eligible Director was automatically granted Director Options to purchase 5,000 shares upon the director's initial election to the Board, and upon each re-election, an additional 3,000 Director Options multiplied by the number of calendar years that had elapsed since such person's last election to the Board. The exercise price of Director Options is equal to the fair market value of the shares on the date of grant. Director Options vest and become exercisable on the first anniversary of the date of grant or in the event of a "Change in Control" of Simon Property as defined in the 1998 Plan. The last year during which Eligible Directors received awards of Director Options was 2002.

            Pursuant to an amendment to the 1998 Plan approved by the stockholders effective May 7, 2003, Eligible Directors now receive annual grants of restricted stock in lieu of Director Options. Each Eligible Director receives on the first day of the first calendar month following his or her initial election as a director, a grant of 1,000 shares of restricted stock. Thereafter, as of the date of each annual meeting of the Company's stockholders, Eligible Directors who are re-elected as directors receive a grant of 1,000 shares of restricted stock. In addition, Eligible Directors who serve as chairpersons of the standing committees of the Board of Directors receive an additional annual grant in the amount of 500 shares of restricted stock (in the case of the Audit Committee) or 300 shares of restricted stock (in the case of all other standing committees).

            Each award of restricted stock vests in four equal annual installments on January 1 of each year, beginning in the year following the year in which the award occurred. If a director otherwise ceases to serve as a director before vesting, the unvested portion of the award terminates. Any unvested portion of a restricted stock award vests if the director dies or becomes disabled while in office or has served a minimum of five annual terms as a director, but only if the Compensation Committee or full Board of Directors determines that such vesting is appropriate. The restricted stock also vests in the event of a "Change in Control."

            Once vested, the delivery of any shares with respect to a restricted stock award (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The Eligible Directors may vote and are entitled to receive dividends on the shares underlying the restricted stock awards; however, any dividends on the shares underlying restricted stock awards must be reinvested in shares and held in the Director Deferred Compensation Plan until the shares underlying a restricted stock award are delivered to the former director.

            In addition to automatic awards, Eligible Directors may be granted discretionary awards under the 1998 Plan.

            Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to growth targets established by the Compensation Committee (the "Restricted Stock Program"). Restricted stock is issued on the grant date and vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2003 a total of 3,057,571 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2003	2002	2001
Restricted stock shares awarded, net of forfeitures	380,835	(21,070)	454,726
Weighted average grant price	$33.03	$0.00	$25.85
Amortization expense	$10,355	$8,957	$11,512

            The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2002	2001
Weighted Average Fair Value per Option	$2.78	$1.82
Expected Volatility	18.7%	20.45 - 20.58%
Risk-Free Interest Rate	4.85%	4.85 - 5.33%
Dividend Yield	6.9%	7.36 - 7.83%
Expected Life	6 years	10 years

            The weighted average remaining contract life for options outstanding as of December 31, 2003 was 5.89 years. In 2002, we changed our accounting for stock options to the fair value method. The impact on pro forma net income and earnings per share as a result of applying the fair value method, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation costs measured at the grant date based on the fair value of the award, was not material.

            Information relating to Director Options and Employee Options from December 31, 2000 through December 31, 2003 is as follows:

	Director Options		Employee Options
	Options	Option Price per Share (1)	Options	Option Price per Share (1)
Shares under option at December 31, 2000	154,720	$25.67	2,513,066	$24.55

Granted	26,000	26.09	1,085,836	25.40
Exercised	(11,000)	24.93	(372,226)	22.99
Forfeited	—	N/A	(48,925)	23.94

Shares under option at December 31, 2001	169,720	$25.86	3,177,751	$25.03

Granted	24,000	33.68	—	—
Exercised	(6,360)	22.29	(665,476)	23.44
Forfeited	(9,000)	27.05	(7,225)	24.25

Shares under option at December 31, 2002	178,360	$26.97	2,505,050	$25.46

Granted	—	N/A	—	N/A
Exercised	(86,000)	26.43	(647,617)	23.44
Forfeited	—	N/A	(5,400)	25.54

Shares under option at December 31, 2003	92,360	$27.48	1,852,033	$26.16

Exercise price range		$22.25-$33.68		$22.25-$30.38

Options exercisable at December 31, 2001	143,720	$25.81	1,753,218	$25.11

Options exercisable at December 31, 2002	154,360	$25.93	1,695,750	$25.67

Options exercisable at December 31, 2003	92,360	$27.48	1,552,983	$26.28

(1)
Represents the weighted average price when multiple prices exist.

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

  Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their Units for shares of common stock of Simon Property on a one-for-one basis or cash, as selected by the Simon Property Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. If the cash option is selected, Simon Property is obligated to contribute to us the capital necessary to complete the exchange. At December 31, 2003, Simon Property had reserved 60,591,896 shares for possible issuance upon the exchange of units.

11.   Commitments and Contingencies

  Litigation

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al.    On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. Two transactions form the basis of the complaint: (i) the sale by Teachers Insurance and Annuity Association of America of one-half of its partnership interest in Mall of America Company and Minntertainment Company to the Operating Partnership and related entities; and (ii) a financing transaction involving a loan in the amount of $312.0 million obtained from The Chase Manhattan Bank that is secured by a mortgage placed on Mall of America's assets. The complaint, which contains twelve counts, seeks remedies of unspecified damages, rescission, constructive trust, accounting, and specific performance. Although the complaint names all defendants in several counts, we are specifically identified as a defendant in connection with the sale by Teachers. On August 12, 2002, the court granted in part and denied in part motions for partial summary judgment filed by the parties.

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals, breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all net profits that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court has appointed a Special Master to determine net profits. The court also held that the current day-to-day management of the Mall remains unchanged unless and until Triple Five purchases our interest in the Mall.

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are currently working with the Special Master appointed by the court. It is not possible to provide an assurance of the ultimate outcome of the litigation.

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

  Lease Commitments

            As of December 31, 2003, a total of 30 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2005 to 2090. These ground leases generally require us to make payments of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense and discontinued operations as follows:

For the year ended December 31,
2003	2002	2001
$16,974	$14,139	$13,650

            Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

2004	$11,180
2005	13,508
2006	13,619
2007	13,767
2008	14,004
Thereafter	608,878

$674,956

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

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into Law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. As a result, we have purchased two separate terrorism insurance programs, one for one individual Property and a second covering all other properties. Each program provides limits up to $600 million per occurrence and covers both Certified (Foreign) and Non-Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form that eliminates the policy aggregates associated with our previous terrorism policies. These policies are in place throughout the remainder of 2004. We believe we are in compliance with all insurance provisions of our debt agreements regarding insurance coverage.

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2003, we have guaranteed or have provided letters of credit to support $93.8 million of our total $2.7 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage. The mortgages guaranteed are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

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

  Energy Management Services

            On September 30, 1999, we entered into multi-year agreements with affiliates of Enron Corporation, for Enron Corporation to supply or manage all of the energy commodity requirements for the wholly-owned Properties and to provide certain services in connection with our tenant electricity redistribution program. Subsequently, many of our joint venture Properties entered into similar agreements. As a result of Enron Corporation's December 2001 bankruptcy filing and ensuing failure to perform under the agreements, we assumed control over the management of our energy assets throughout the Portfolio. On August 29, 2002, the United States Bankruptcy Court for the Southern District of New York entered an order approving the terms of a negotiated settlement of all claims existing between our wholly owned and joint venture Properties, and Enron Corporation. As a result, all parties have been legally relieved of performance under the agreements. After reaching a negotiated settlement for both our and Enron Corporation's pre and post petition claims, and recognizing the unamortized portion of deferred revenue from a rate restructure agreement in 2001, we recorded $8.6 million of revenue, net, in 2002 that is included in other income in the accompanying statement of operations and comprehensive income.

  Taubman Centers, Inc Tender Offer

            On December 5, 2002, Simon Property Acquisitions, Inc., a wholly-owned subsidiary of Simon Property, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. ("Taubman") and on January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined Simon Property's tender offer. On October 8, 2003, Simon Property and Westfield America, Inc. withdrew their joint tender offer. Under the terms of our partnership agreement, we reimburse the operating expenses incurred by Simon Property. As a result we expensed deferred acquisition costs of $10.6 million, net, related to this acquisition. These expenses are included in "Costs related to withdrawn tender offer" in the accompanying statement of operations and comprehensive income. The withdrawal of the tender offer followed the enactment of a law, which amended the Michigan Control Share Acquisitions Act and which allowed the Taubman family group to effectively block the ability to conclude the tender offer.

12.   Related Party Transactions

            The Management Company provides management, insurance, and other services to Melvin Simon & Associates, Inc. ("MSA"), a related party, and other non-owned properties. Amounts for services provided by the Management Company and its affiliates to our unconsolidated joint ventures and MSA were as follows:

	For the year ended December 31,
	2003	2002	2001
Amounts charged to unconsolidated joint ventures	$63,779	$55,199	$46,851
Amounts charged to properties owned by related parties	$3,491	$3,146	$3,120
Amounts charged to MSA	$1,250	$1,250	$1,250

            On December 28, 2000, Montgomery Ward LLC and certain of its related entities ("Ward") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On March 1, 2001, Kimco Realty Corporation led the formation of a limited liability company, Kimsward LLC ("Kimsward"). Kimsward acquired the right from the Bankruptcy Court to designate persons or entities to whom the Ward real estate assets were to be sold. The Management Company's interest in Kimsward was 18.5%. During 2001 the Management Company recorded $18.3 million of equity in income from Kimsward. In addition, in 2001 we charged the Management Company a $5.7 million fee for services rendered to the Management Company in connection with the Kimsward transactions, which is included in other income in the accompanying statements of operations and comprehensive income. The Management Company recorded $1.4 million of equity in income, before tax for the year ended December 31, 2002. The remaining investment in Kimsward at December 31, 2003 is not material.

13.   New Accounting Pronouncements

            In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 provides disclosure requirements to be made by a guarantor about its obligations under certain guarantees as well as clarifies when a guarantor is required to recognize, at the inception of a guarantee, a liability for undertaking the obligation. FIN 45 was effective for guarantees issued or modified after

December 31, 2002. From time to time we may enter into guarantee arrangements on behalf of our unconsolidated joint venture entities, however, the relative amount of these guarantees to the overall amount of our share of joint venture indebtedness is not material. In addition, the impact of the adoption of FIN 45 was not material to our financial statements during the year ended December 31, 2003.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This pronouncement initially affected our limited life consolidated partnerships that have a minority limited partner and that include a termination date in their respective partnership agreements at which point the partnership must redeem the outstanding equity interests for cash. However, on October 29, 2003, the FASB deferred recording the provisions of SFAS No. 150 that applied to limited life subsidiaries indefinitely. As a result, we do not have any instruments that qualify within the scope of SFAS No. 150 as of December 31, 2003. In ten of our partnerships the applicable partnership agreements provide for a contractual termination date based on specific dates or events. SFAS No. 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2003 the estimated settlement value of these non-controlling interests was approximately $38.8 million.

            In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). On December 24, 2003, the FASB announced that it had delayed the effective date of this interpretation to periods ending after March 15, 2004 for certain variable interest entities ("VIE"), including the majority of our potentially affected entities. FIN 46 requires the consolidation of entities that meet the definition of a variable interest entity in which an enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, we consolidate entities that we control, as defined in Note 2.

            Our joint venture interests in variable interest entities consist of real estate assets and are for the purpose of owning, operating and/or developing real estate. Our property partnerships rely primarily on financing from third party lenders, which is secured by first liens on the Property of the partnership and partner equity. Our maximum exposure to loss as a result of our involvement in these partnerships is represented by the carrying amount of our investments in unconsolidated entities as disclosed on the accompanying balance sheets plus our guarantees of joint venture debt as disclosed in Note 11. We are currently finalizing the evaluation of the full effects of the issuance of FIN 46 on the accounting for our ownership interests in each unconsolidated entity. However, we believe that we will consolidate at least two of our investments in unconsolidated entities as a result of the adoption of FIN 46. We will adopt the interpretation for the variable interest entities subject to the delayed effective date on March 31, 2004.

            We have consolidated one joint venture property that was created in 2003 for the purpose of developing one regional mall. The carrying amount of the property's investment property at cost was approximately $40 million as of December 31, 2003 and the property serves as collateral for the entity's debt obligation. The creditors of the VIE have recourse to the extent of our guarantee of $38 million as of December 31, 2003.

14.   Quarterly Financial Data (Unaudited)

            Summarized quarterly 2003 and 2002 data is summarized in the table below and the amounts have been restated from previously disclosed amounts due to the sale in the fourth quarter of 2003 of properties (see Note 4). The results of operations of these properties were reclassified to discontinued operations (see Note 3):

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$531,808	$552,349	$558,778	$655,692
Operating income	218,865	225,583	220,394	306,636
Income from Continuing Operations	85,220	97,673	87,438	179,568
Net income available to unitholders	74,040	63,392	57,320	217,780
Income from Continuing Operations per unit — Basic	$0.26	$0.32	$0.28	$0.67
Net income per unit — Basic	$0.29	$0.26	$0.23	$0.87
Income from Continuing Operations per unit — Diluted	$0.26	$0.31	$0.28	$0.64
Net income per unit — Diluted	$0.29	$0.25	$0.23	$0.83
Weighted Average units Outstanding	247,812,060	248,112,573	248,233,296	251,476,316
Diluted Weighted Average units Outstanding	248,486,429	248,902,601	249,127,927	261,710,249
2002	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Total revenue	$476,831	$497,865		$533,257		$602,157
Operating income	197,243	215,499		225,264		279,057
Income from Continuing Operations	57,461	250,299	(1)	92,667		141,182
Net income available to unitholders	41,158	235,631		77,103		128,683
Income from Continuing Operations per unit — Basic	$0.16	$0.98		$0.30		$0.50
Net income per unit — Basic	$0.17	$1.00		$0.31		$0.52
Income from Continuing Operations per unit — Diluted	$0.16	$0.95		$0.30		$0.50
Net income per unit — Diluted	$0.17	$0.97		$0.31		$0.52
Weighted Average units Outstanding	236,167,366	236,585,501		247,608,832	(2)	247,614,261
Diluted Weighted Average units Outstanding	236,750,084	251,608,025		248,338,285		248,269,208

(1)
— Includes net gains on sales of assets of $160.9 million.

(2)
— Includes the issuance of 9,000,000 units on July 1, 2002.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
	By:	Simon Property Group, Inc., General Partner
	By	/s/ David Simon David Simon Chief Executive Officer
March 30, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Simon David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004
/s/ Herbert Simon Herbert Simon	Co-Chairman of the Board of Directors	March 30, 2004
/s/ Melvin Simon Melvin Simon	Co-Chairman of the Board of Directors	March 30, 2004
/s/ Richard Sokolov Richard Sokolov	President, Chief Operating Officer and Director	March 30, 2004
/s/ Melvyn E. Bergstein Melvyn E. Bergstein	Director	March 30, 2004
/s/ Birch Bayh Birch Bayh	Director	March 30, 2004
/s/ Linda Walker Bynoe Linda Walker Bynoe	Director	March 30, 2004
/s/ Pieter S. van den Berg Pieter S. van den Berg	Director	March 30, 2004

/s/ G. William Miller G. William Miller	Director	March 30, 2004
/s/ Fredrick W. Petri Fredrick W. Petri	Director	March 30, 2004
/s/ J. Albert Smith J. Albert Smith	Director	March 30, 2004
/s/ Philip J. Ward Philip J. Ward	Director	March 30, 2004
/s/ M. Denise DeBartolo York M. Denise DeBartolo York	Director	March 30, 2004
/s/ Stephen E. Sterrett Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2004
/s/ John Dahl John Dahl	Senior Vice President (Principal Accounting Officer)	March 30, 2004

REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

To Simon Property Group, Inc.:

            We have audited the consolidated financial statements of Simon Property Group, L.P. and subsidiaries as of December 31, 2003, and for the year then ended, and have issued our report thereon dated February 5, 2004 (included elsewhere in this Form 10-K). Our audit also included the accompanying "Schedule III: Real Estate and Accumulated Depreciation" as of December 31, 2003, for Simon Property Group, L.P.. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP
Indianapolis, Indiana February 5, 2004

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$0	$154	$7,641	$0	$10,556	$154	$18,197	$18,351	5,660	1993 (Note 4)
Anderson Mall, Anderson, SC	29,763	1,712	15,227	1,363	8,176	3,075	23,403	26,478	7,385	1972
Arsenal Mall, Watertown, MA	34,773	15,505	47,680	0	813	15,505	48,493	63,998	5,824	1999 (Note 4)
Aurora Mall, Aurora, CO	0	11,400	55,692	6	5,831	11,406	61,523	72,929	12,080	1998 (Note 4)
Barton Creek Square, Austin, TX	0	2,903	20,699	7,983	51,409	10,886	72,108	82,994	20,707	1981
Battlefield Mall, Springfield, MO	100,000	3,919	27,310	3,225	40,990	7,144	68,300	75,444	27,477	1970
Bay Park Square, Green Bay, WI	24,345	6,358	25,623	4,133	22,357	10,491	47,980	58,471	7,507	1980
Biltmore Square, Asheville, NC	26,000	6,641	23,582	0	1,475	6,641	25,057	31,698	5,971	1989
Bowie Town Center, Bowie, MD	52,700	2,710	65,044	235	5,619	2,945	70,663	73,608	6,627	2001
Boynton Beach Mall, Boynton Beach, FL	0	22,240	79,226	0	14,410	22,240	93,636	115,876	18,008	1985
Brea Mall, Brea, CA	0	39,500	209,202	0	8,348	39,500	217,550	257,050	33,238	1998 (Note 4)
Broadway Square, Tyler, TX	0	11,470	32,439	0	6,541	11,470	38,980	50,450	11,469	1994 (Note 4)
Brunswick Square, Brunswick, NJ	45,000	8,436	55,838	0	22,868	8,436	78,706	87,142	16,912	1973
Burlington Mall, Burlington, MA	0	46,600	303,618	0	6,255	46,600	309,873	356,473	46,610	1998 (Note 4)
Castleton Square, Indianapolis, IN	0	26,250	98,287	2,500	30,476	28,750	128,763	157,513	26,286	1972
Century III Mall, Pittsburgh, PA	87,859	17,380	102,364	10	4,123	17,390	106,487	123,877	31,917	1979
Charlottesville Fashion Square, Charlottesville, VA	0	0	54,738	0	11,399	0	66,137	66,137	11,493	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	0	3,257	9,641	0	14,816	3,257	24,457	27,714	6,569	1971
Cheltenham Square, Philadelphia, PA	33,533	14,227	43,699	0	4,681	14,227	48,380	62,607	11,123	1981
Chesapeake Square, Chesapeake, VA	47,000	11,534	70,461	0	5,137	11,534	75,598	87,132	18,198	1989
Cielo Vista Mall, El Paso, TX	88,322	1,307	18,512	608	22,812	1,915	41,324	43,239	20,484	1974
College Mall, Bloomington, IN	48,294	1,003	16,245	722	21,541	1,725	37,786	39,511	15,974	1965
Columbia Center, Kennewick, WA	0	18,285	66,580	0	8,136	18,285	74,716	93,001	15,408	1987
Coral Square, Coral Springs, FL	88,946	13,556	93,720	0	1,247	13,556	94,967	108,523	22,207	1984
Cordova Mall, Pensacola, FL	0	18,633	75,880	0	3,419	18,633	79,299	97,932	14,069	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	0	11,585	68,958	0	441	11,585	69,399	80,984	19,131	1996
Crossroads Mall, Omaha, NE	44,127	881	37,263	409	30,269	1,290	67,532	68,822	18,546	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,867	5,661	20,241	0	4,463	5,661	24,704	30,365	4,913	1990
DeSoto Square, Bradenton, FL	38,094	9,380	52,716	0	6,655	9,380	59,371	68,751	13,493	1973
Eastland Mall, Tulsa, OK	0	3,124	24,035	518	7,023	3,642	31,058	34,700	12,512	1986
Edison Mall, Fort Myers, FL	0	11,529	107,381	0	6,056	11,529	113,437	124,966	20,756	1997 (Note 4)
Fashion Mall at Keystone at the Crossing, Indianapolis, IN	60,518	0	120,579	0	14,379	0	134,958	134,958	23,223	1997 (Note 4)
Forest Mall, Fond Du Lac, WI	17,671	728	4,498	0	7,415	728	11,913	12,641	4,884	1973

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
The Forum Shops at Caesars, Las Vegas, NV	550,000	0	276,378	0	132,332	0	408,710	408,710	28,513	1992
Great Lakes Mall, Mentor, OH	0	12,304	100,362	432	7,685	12,736	108,047	120,783	23,636	1961
Greenwood Park Mall, Greenwood, IN	89,284	2,559	23,445	5,277	70,029	7,836	93,474	101,310	27,713	1979
Gulf View Square, Port Richey, FL	34,260	13,690	39,997	2,023	14,761	15,713	54,758	70,471	11,567	1980
Haywood Mall, Greenville, SC	0	11,604	133,893	6	1,603	11,610	135,496	147,106	30,029	1998 (Note 4)
Heritage Park, Midwest City, OK	0	598	6,213	0	1,726	598	7,939	8,537	4,331	1978
Hutchinson Mall, Hutchinson, KS	0	1,412	18,411	0	3,017	1,412	21,428	22,840	8,451	1985
Independence Center, Independence, MO	0	5,042	45,822	2	20,461	5,044	66,283	71,327	17,273	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	82,423	764	17,163	169	16,001	933	33,164	34,097	14,277	1979
Irving Mall, Irving, TX	0	6,737	17,479	2,533	29,935	9,270	47,414	56,684	21,435	1971
Jefferson Valley Mall, Yorktown Heights, NY	60,000	4,868	30,304	0	19,475	4,868	49,779	54,647	15,730	1983
Knoxville Center, Knoxville, TN	62,415	5,006	21,965	3,712	33,986	8,718	55,951	64,669	17,869	1984
La Plaza, McAllen, TX	0	1,375	9,828	6,569	30,868	7,944	40,696	48,640	11,065	1976
Lafayette Square, Indianapolis, IN	0	14,251	54,589	50	12,600	14,301	67,189	81,490	15,800	1968
Laguna Hills Mall, Laguna Hills, CA	0	28,074	55,689	0	4,944	28,074	60,633	88,707	11,522	1997 (Note 4)
Lakeline Mall, N. Austin, TX	68,549	10,383	81,568	14	1,202	10,397	82,770	93,167	18,825	1995
Lenox Square, Atlanta, GA	0	38,213	492,411	0	6,382	38,213	498,793	537,006	75,030	1998 (Note 4)
Lima Mall, Lima, OH	0	7,910	35,495	0	7,923	7,910	43,418	51,328	10,413	1965
Lincolnwood Town Center, Lincolnwood, IL	0	7,907	63,480	28	6,485	7,935	69,965	77,900	22,201	1990
Livingston Mall, Livingston, NJ	0	30,200	105,250	0	7,068	30,200	112,318	142,518	17,282	1998 (Note 4)
Longview Mall, Longview, TX	33,070	270	3,602	124	7,283	394	10,885	11,279	4,426	1978
Maplewood Mall, Minneapolis, MN	0	17,119	83,477	0	726	17,119	84,203	101,322	4,712	2002 (Note 4)
Markland Mall, Kokomo, IN	23,397	0	7,568	0	7,133	0	14,701	14,701	4,884	1968
Mc Cain Mall, N. Little Rock, AR	40,729	0	9,515	0	9,221	0	18,736	18,736	10,732	1973
Melbourne Square, Melbourne, FL	36,595	15,762	55,891	0	12,357	15,762	68,248	84,010	13,136	1982
Menlo Park Mall, Edison, NJ	0	65,684	223,252	0	18,295	65,684	241,547	307,231	43,009	1997 (Note 4)
Midland Park Mall, Midland, TX	34,157	687	9,213	0	9,300	687	18,513	19,200	7,761	1980
Miller Hill Mall, Duluth, MN	0	2,537	18,092	0	21,141	2,537	39,233	41,770	14,564	1973
Muncie Mall, Muncie, IN	0	172	5,849	52	23,258	224	29,107	29,331	8,648	1970
Nanuet Mall, Nanuet, NY	0	27,548	162,993	0	2,119	27,548	165,112	192,660	24,889	1998 (Note 4)
North East Mall, Hurst, TX	140,000	912	13,340	19,010	141,380	19,922	154,720	174,642	30,563	1971
Northgate Mall, Seattle, WA	0	28,626	115,992	0	28,729	28,626	144,721	173,347	22,968	1987
Northlake Mall, Atlanta, GA	72,003	33,400	98,035	0	3,338	33,400	101,373	134,773	16,075	1998 (Note 4)
Northwoods Mall, Peoria, IL	0	1,200	12,779	1,449	29,071	2,649	41,850	44,499	17,335	1983
Oak Court Mall, Memphis, TN	0	15,673	57,304	0	3,998	15,673	61,302	76,975	11,569	1997 (Note 4)
Orange Park Mall, Jacksonville, FL	0	13,345	65,121	0	18,062	13,345	83,183	96,528	21,991	1994 (Note 4)
Orland Square, Orland Park, IL	0	35,514	129,906	0	11,905	35,514	141,811	177,325	25,445	1997 (Note 4)

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Oxford Valley Mall, Langhorne, PA	86,418	25,391	112,312	0	35	25,391	112,347	137,738	16,789	2003 (Note 4)
Paddock Mall, Ocala, FL	27,248	11,198	39,727	0	7,146	11,198	46,873	58,071	9,138	1980
Palm Beach Mall, West Palm Beach, FL	54,641	11,962	112,741	0	37,095	11,962	149,836	161,798	38,185	1967
Penn Square Mall, Oklahoma City, OK	71,319	2,043	156,808	0	14,607	2,043	171,415	173,458	13,642	2002 (Note 4)
Phipps Plaza, Atlanta, GA	0	19,200	210,610	0	7,728	19,200	218,338	237,538	33,227	1998 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	53,250	5,561	59,387	0	10,741	5,561	70,128	75,689	16,215	1989
Prien Lake Mall, Lake Charles, LA	0	1,842	2,813	3,091	35,602	4,933	38,415	43,348	11,938	1972
Raleigh Springs Mall, Memphis, TN	11,000	9,137	28,604	0	12,166	9,137	40,770	49,907	9,799	1971
Richardson Square, Dallas, TX	0	4,532	6,329	1,268	11,567	5,800	17,896	23,696	5,097	1977
Richmond Town Square, Richmond Heights, OH	47,977	2,600	12,112	0	60,793	2,600	72,905	75,505	18,393	1966
River Oaks Center, Calumet City, IL	0	30,884	101,224	0	6,362	30,884	107,586	138,470	18,955	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	0	46,742	212,257	0	6,784	46,742	219,041	265,783	32,734	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	0	2,577	38,609	0	2,223	2,577	40,832	43,409	17,817	1988
Roosevelt Field, Garden City, NY	0	165,006	702,008	2,117	12,194	167,123	714,202	881,325	107,564	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	0	23,350	90,394	0	23,830	23,350	114,224	137,574	30,172	1986
Santa Rosa Plaza, Santa Rosa, CA	0	10,400	87,864	0	3,831	10,400	91,695	102,095	14,330	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	0	9,139	54,445	7,491	144,399	16,630	198,844	215,474	38,533	1979
South Hills Village, Pittsburgh, PA	0	23,453	125,840	0	6,786	23,453	132,626	156,079	23,165	1997 (Note 4)
South Shore Plaza, Braintree, MA	0	101,200	301,495	0	8,280	101,200	309,775	410,975	46,814	1998 (Note 4)
Southern Park Mall, Youngstown, OH	0	16,982	77,767	97	18,906	17,079	96,673	113,752	22,191	1970
Southgate Mall, Yuma, AZ	0	1,817	7,974	0	3,577	1,817	11,551	13,368	4,730	1988
SouthPark Mall, Charlotte, NC	0	32,141	193,686	100	63,446	32,241	257,132	289,373	12,469	2002 (Note 4)
St Charles Towne Center Waldorf, MD	0	7,710	52,974	1,180	12,489	8,890	65,463	74,353	24,756	1990
Standford Shopping Center, Palo Alto, CA	220,000	0	359,666	0	13	0	359,679	359,679	4,046	2003 (Note 4)
Summit Mall, Akron, OH	0	15,374	51,137	0	17,006	15,374	68,143	83,517	14,732	1965
Sunland Park Mall, El Paso, TX	37,229	2,896	28,900	0	3,997	2,896	32,897	35,793	14,150	1988
Tacoma Mall, Tacoma, WA	131,903	38,662	125,826	0	20,300	38,662	146,126	184,788	30,866	1987
Tippecanoe Mall, Lafayette, IN	56,725	2,897	8,474	5,517	35,703	8,414	44,177	52,591	20,731	1973
Town Center at Boca Raton Boca Raton, FL	0	64,200	307,511	0	62,510	64,200	370,021	434,221	55,230	1998 (Note 4)
Towne East Square, Wichita, KS	72,448	9,113	18,479	2,042	21,968	11,155	40,447	51,602	17,840	1975
Towne West Square, Wichita, KS	53,952	972	21,203	76	7,185	1,048	28,388	29,436	12,477	1980
Treasure Coast Square, Jensen Beach, FL	61,990	11,124	73,108	3,067	17,181	14,191	90,289	104,480	19,353	1987
Trolley Square, Salt Lake City, UT	29,133	4,827	27,512	435	10,931	5,262	38,443	43,705	13,347	1986
Tyrone Square, St. Petersburg, FL	0	15,638	120,962	0	15,227	15,638	136,189	151,827	28,888	1972
University Mall, Little Rock, AR	0	123	17,411	0	760	123	18,171	18,294	7,753	1967

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
University Mall, Pensacola, FL	0	4,706	26,657	0	4,136	4,706	30,793	35,499	8,926	1994
University Park Mall, Mishawaka, IN	58,799	15,105	61,283	0	14,036	15,105	75,319	90,424	66,375	1996 (Note 4)
Upper Valley Mall, Springfield, OH	30,314	8,421	38,745	0	3,353	8,421	42,098	50,519	9,901	1979
Valle Vista Mall, Harlingen, TX	39,076	1,398	17,159	372	10,977	1,770	28,136	29,906	11,003	1983
Virginia Center Commons, Richmond, VA	0	9,764	50,547	4,149	6,516	13,913	57,063	70,976	13,638	1991
Walt Whitman Mall, Huntington Station, NY	0	51,700	111,258	3,789	33,804	55,489	145,062	200,551	29,942	1998 (Note 4)
Washington Square, Indianapolis, IN	32,862	17,201	41,248	100	14,501	17,301	55,749	73,050	13,055	1974
West Ridge Mall, Topeka, KS	43,392	5,514	34,132	197	6,175	5,711	40,307	46,018	14,251	1988
Westminster Mall, Westminster, CA	0	43,464	84,709	0	12,316	43,464	97,025	140,489	14,706	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	2,413	23,640	5,437	59,332	64,769	15,895	1977
Wolfchase Galleria, Memphis, TN	74,437	16,470	128,909	0	8,375	16,470	137,284	153,754	17,730	2002 (Note 4)
Woodville Mall, Northwood, OH	0	1,818	4,244	0	1,592	1,818	5,836	7,654	2,241	1969
Community Shopping Centers
Arboretum, The, Austin, TX	0	7,640	36,778	71	6,230	7,711	43,008	50,719	6,442	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	28,695	8,748	26,184	0	3,832	8,748	30,016	38,764	8,689	1987
Boardman Plaza, Youngstown, OH	17,907	8,189	26,355	0	6,173	8,189	32,528	40,717	7,398	1951
Bridgeview Court, Bridgeview, IL	0	245	3,638	0	836	245	4,474	4,719	1,835	1988
Brightwood Plaza, Indianapolis, IN	0	65	128	0	283	65	411	476	216	1965
Celina Plaza, El Paso, TX	0	138	815	0	103	138	918	1,056	387	1978
Charles Towne Square, Charleston, SC	0	2	1,768	425	10,636	427	12,404	12,831	2,743	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	0	262	5,352	12,541	17,893	2,653	1989
Countryside Plaza, Countryside, IL	0	1,243	8,507	0	1,266	1,243	9,773	11,016	4,031	1977
DeKalb Plaza, King of Prussia, PA	2,711	1,975	3,484	0	0	1,975	3,484	5,459	547	2003 (Note 4)
Eastland Plaza, Tulsa, OK	0	651	3,680	0	52	651	3,732	4,383	1,262	1986
Forest Plaza, Rockford, IL	15,738	4,132	16,818	453	1,569	4,585	18,387	22,972	5,220	1985
Great Lakes Plaza, Mentor, OH	0	1,028	2,025	0	3,616	1,028	5,641	6,669	1,656	1976
Greenwood Plus, Greenwood, IN	0	1,131	1,792	0	3,718	1,131	5,510	6,641	1,753	1979
Griffith Park Plaza, Griffith, IN	0	0	2,412	0	317	0	2,729	2,729	1,666	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	0	1,042	5,237	7,058	12,295	1,904	1988
Henderson Square, King of Prussia, PA	15,625	4,252	16,227	0	0	4,252	16,227	20,479	557	2003 (Note 4)
Highland Lakes Center, Orlando, FL	16,288	7,138	25,284	0	646	7,138	25,930	33,068	5,664	1991
Ingram Plaza, San Antonio, TX	0	421	1,802	4	21	425	1,823	2,248	924	1980
Keystone Shoppes, Indianapolis, IN	0	0	4,232	0	888	0	5,120	5,120	858	1997 (Note 4)
Knoxville Commons, Knoxville, TN	0	3,731	5,345	0	1,728	3,731	7,073	10,804	2,535	1987
Lake Plaza, Waukegan, IL	0	2,577	6,420	0	744	2,577	7,164	9,741	2,003	1986
Lake View Plaza, Orland Park, IL	20,921	4,775	17,543	0	8,362	4,775	25,905	30,680	6,260	1986
Lakeline Plaza, Austin, TX	22,937	5,822	30,875	0	6,659	5,822	37,534	43,356	6,549	1998
Lima Center, Lima, OH	0	1,808	5,151	0	4,499	1,808	9,650	11,458	1,574	1978
Lincoln Crossing, O'Fallon, IL	3,167	658	2,208	0	360	658	2,568	3,226	702	1990
Lincoln Plaza, Langhorne, PA	0	0	23,868	0	37	0	23,905	23,905	3,848	2003 (Note 4)
Markland Plaza, Kokomo, IN	0	206	738	0	5,657	206	6,395	6,601	883	1974

SCHEDULE III

Simon Property Group, L.P.
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Martinsville Plaza, Martinsville, VA	0	0	584	0	116	0	700	700	614	1967
Matteson Plaza, Matteson, IL	9,213	1,830	9,737	0	2,264	1,830	12,001	13,831	3,823	1988
Muncie Plaza, Muncie, IN	7,965	341	10,509	87	190	428	10,699	11,127	2,116	1998
New Castle Plaza, New Castle, IN	0	128	1,621	0	1,414	128	3,035	3,163	1,305	1966
North Ridge Plaza, Joliet, IL	0	2,831	7,699	0	785	2,831	8,484	11,315	2,623	1985
Northland Plaza, Columbus, OH	0	4,490	8,893	0	1,276	4,490	10,169	14,659	3,222	1988
Northwood Plaza, Fort Wayne, IN	0	148	1,414	0	1,046	148	2,460	2,608	1,092	1974
Park Plaza, Hopkinsville, KY	0	300	1,572	0	225	300	1,797	2,097	1,296	1968
Regency Plaza, St. Charles, MO	4,318	616	4,963	0	248	616	5,211	5,827	1,376	1988
Rockaway Convenience Center Rockaway, NJ	0	5,149	26,435	0	3,429	5,149	29,864	35,013	2,104	1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD	27,639	8,779	18,993	0	411	8,779	19,404	28,183	6,107	1987
Shops at North East Mall, The, Hurst, TX	0	12,541	28,177	402	8,685	12,943	36,862	49,805	6,731	1999
Teal Plaza, Lafayette, IN	0	99	878	0	2,928	99	3,806	3,905	1,185	1962
Terrace at The Florida Mall, Orlando, FL	4,688	2,150	7,623	0	1,780	2,150	9,403	11,553	1,532	1989
Tippecanoe Plaza, Lafayette, IN	0	246	440	305	4,965	551	5,405	5,956	1,994	1974
University Center, Mishawaka, IN	0	2,388	5,214	0	887	2,388	6,101	8,489	6,005	1980
Wabash Village, West Lafayette, IN	0	0	976	0	272	0	1,248	1,248	623	1970
Washington Plaza, Indianapolis, IN	0	941	1,697	0	177	941	1,874	2,815	2,024	1976
Waterford Lakes, Orlando, FL	68,000	8,679	72,836	0	11,963	8,679	84,799	93,478	13,896	1999
West Ridge Plaza, Topeka, KS	5,567	1,376	4,560	0	1,269	1,376	5,829	7,205	1,661	1988
White Oaks Plaza, Springfield, IL	16,987	3,169	14,267	0	795	3,169	15,062	18,231	4,267	1986
Office, Mixed-Use Properties
Copley Place, Boston, MA	180,836	147	378,876	0	2,900	147	381,776	381,923	14,534	2002 (Note 4)
O Hare International Center, Rosemont, IL	0	125	47,482	0	13,015	125	60,497	60,622	17,353	1988
Riverway, Rosemont, IL	110,000	8,739	106,462	16	14,268	8,755	120,730	129,485	36,962	1991 (Note 4)
Development Projects
Wolf Ranch, Georgetown, TX	0	25,415	4,130	0	0	25,415	4,130	29,545	0
St. Johns Town Center, Jacksonville, FL	37,500	22,617	17,505	0	0	22,617	17,505	40,122	0
Firewheel Town Center, Garland, TX	0	12,150	3,948	0	0	12,150	3,948	16,098	0
Other pre-development costs	0	16,188	4,483	0	0	16,188	4,483	20,671	0
Other	0	6,177	4,842	279	930	6,456	5,772	12,228	371

	$4,179,385	$1,943,415	$10,428,230	$102,705	$2,194,498	$2,046,120	$12,622,728	$14,668,848	$2,461,634

SIMON PROPERTY GROUP, L.P.

NOTES TO SCHEDULE III AS OF DECEMBER 31, 2003

(Dollars in thousands)

(1)
Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Balance, beginning of year	$13,966,450	$12,932,966	$12,793,847
Acquisitions and Consolidations	761,179	1,107,581	—
Improvements	366,345	207,007	244,446
Disposals and abandonments	(425,126)	(281,104)	(58,327)
Impairment Charge	—	—	(47,000)

Balance, close of year	$14,668,848	$13,966,450	$12,932,966

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2003 was $10,648,246.

(2)
Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Balance, beginning of year	$2,151,014	$1,813,795	$1,433,673
Acquisitions and Consolidations	21,111	16,491	—
Depreciation expense	456,960	413,142	415,950
Disposals and abandonments	(167,451)	(92,414)	(35,828)

Balance, close of year	$2,461,634	$2,151,014	$1,813,795

            Depreciation of the Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

  •
  Buildings and Improvements—typically 10—35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
  •
  Tenant Inducements—shorter of lease term or useful life

(3)
Initial cost generally represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993. Costs capitalized subsequent to acquisition are generally net of related disposals.

(4)
Not developed/constructed by the Operating Partnership or its predecessors. The date of construction represents acquisition date.

INDEX TO EXHIBITS

Exhibits		Page
2.1	Form of Joint Purchase Agreement among Westfield American Limited Partnership, Simon Property Group, L.P. and The Rouse Company (incorporated by reference to Exhibit 2.1 of the Annual Report on Form 10-K for the year ended December 31, 2001).
2.2	Purchase Agreement, dated as of January 12, 2002, by and among Rodamco North America N.V; Westfield America Limited Partnership; Westfield Growth, LP; Simon Property Group, L.P.; Hoosier Acquisition, LLC; The Rouse Company; and Terrapin Acquisition LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Operating Partnership on May 20, 2002).
3.1	Second Amended and Restated Certificate of Limited Partnership, as amended (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2002 filed by the Operating Partnership).
3.2	Seventh Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 filed by the Operating Partnership).
3.3	Amended and Restated Supplement to Seventh Amended and Restated Limited Partnership Agreement (Exhibits B-1 and B-2) dated December 16, 2003.
4.1(a)	Indenture, dated as of November 26, 1996, by and among the Operating Partnership and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
4.2(a)	Supplemental Indenture, dated as of June 22, 1998, by and among the Operating Partnership and The Chase Manhattan Bank, as trustee, (incorporated by reference to Exhibit 4.2 to the Registration Statement of Simon DeBartolo Group, L.P. on Form S-4 filed on September 18, 1998 (Reg. No. 333-63645)).
10.1	Credit Agreement, dated as of April 16, 2002, among the Operating Partnership, the Lenders named therein, the Co-Agents named therein, UBS AG, Stamford Branch, as Payment and Disbursement Agent, JP Morgan Securities Inc. as Joint Lead Arranger and Joint Book Manager, Banc of America Securities LLC as Joint Lead Arranger and Joint Book Manager, Commerzbank AG, New York Branch, as Documentation Agent, JPMorgan Chase Bank as Joint Syndication Agent, Banc of America, N.A. as Joint Syndication Agent and Citicorp Real Estate, Inc. as Joint Syndication Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Operating Partnership on December 5, 2002).
10.2(b)	1998 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A for Simon Property Group, Inc. dated April 12, 2002).
10.3(c)	Option Agreement to acquire the Excluded Retail Properties (Previously filed as Exhibit 10.10).
10.4(c)	Option Agreement to acquire the Excluded Properties — Land (Previously filed as Exhibit 10.11).
10.5(c)	Option Agreements dated as of December 1, 1993 between the Management Company and Simon Property Group, LP (Previously filed as Exhibit 10.20.)
10.6(c)	Option Agreement dated as of December 1, 1993 to acquire Development Land. (Previously filed as Exhibit 10.22.)
10.7(c)	Option Agreement dated December 1, 1993 between the Management Company and the Operating Partnership (Previously filed as Exhibit 10.25.)
10.8	Purchase Option and Right of First Refusal Agreement between DRP, LP and EJDC (for SouthPark Center Development Site) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(p)(2).)
10.9	Acquisition Option Agreement between DRP, LP and Lakeland Square Associates (for Lakeland Square) (Incorporated by reference to the 1994 DRC Form 10-K Exhibit 10(s)(2).)
10.10	Limited Partnership Agreement of SDG Macerich Properties, L.P. (Incorporated by reference to Exhibit 10.63 of SDG's 1997 Form 10-K).
10.11(b)	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Registrants' Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
12.1	Statement regarding computation of ratios.
21.1	List of Subsidiaries of the Operating Partnership.	107
23.1	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a of the Securities Act)
23.2	Consent of Ernst & Young LLP.	108
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	109
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	110
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	111

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

QuickLinks

TABLE OF CONTENTS
Part I
  Operating Policies and Strategies
Part II
Part III
PART IV
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SIMON PROPERTY GROUP, L.P. NOTES TO FINANCIAL STATEMENTS (Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)
  10. Partners' Equity
SIGNATURES
REPORT OF INDEPENDENT AUDITORS ON SCHEDULE
SIMON PROPERTY GROUP, L.P. NOTES TO SCHEDULE III AS OF DECEMBER 31, 2003 (Dollars in thousands)
INDEX TO EXHIBITS