Form 10-Q
period 2004-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2004-05-17
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

SIMON PROPERTY GROUP, L.P.
FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1:	Unaudited Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Operations and Comprehensive Income for the three-month periods ended March 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003	5
	Condensed Notes to Consolidated Financial Statements	6
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Qualitative and Quantitative Disclosure About Market Risk	21
Item 4:	Controls and Procedures	21
Part II — Other Information
Items 1 through 6		22
Signature		24

Simon Property Group, L.P.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2004	December 31, 2003
ASSETS:
Investment properties, at cost	$15,177,230	$14,805,073
Less — accumulated depreciation	2,684,103	2,534,898

	12,493,127	12,270,175
Cash and cash equivalents	484,486	529,036
Tenant receivables and accrued revenue, net	255,642	302,507
Investment in unconsolidated entities, at equity	1,646,948	1,811,773
Deferred costs, other assets, and minority interest, net	618,470	608,572

Total assets	$15,498,673	$15,522,063

LIABILITIES:
Mortgages and other indebtedness	$10,506,183	$10,266,388
Accounts payable, accrued expenses, and deferred revenues	565,183	664,610
Cash distributions and losses in partnerships and joint ventures, at equity	23,238	14,412
Other liabilities, minority interest, and accrued dividends	198,513	280,401

Total liabilities	11,293,117	11,225,811

COMMITMENTS AND CONTINGENCIES (Note 8)
PARTNERS' EQUITY:
Preferred units, 18,275,474 and 18,353,486 units outstanding, respectively. Liquidation values $633,220 and $635,171, respectively	623,872	625,703
General Partner, 201,884,948 and 200,311,053 units outstanding, respectively	2,858,479	2,898,045
Limited Partners, 59,688,638 and 60,591,896 units outstanding, respectively	845,129	876,627
Note receivable from Simon Property (interest at 7.8%, due 2009)	(90,580)	(91,163)
Unamortized restricted stock award	(31,344)	(12,960)

Total partners' equity	4,205,556	4,296,252

Total liabilities and partners' equity	$15,498,673	$15,522,063

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2004	2003
REVENUE:
Minimum rent	$352,691	$324,324
Overage rent	9,396	8,047
Tenant reimbursements	172,419	157,980
Management fees and other revenues	17,913	18,826
Other income	28,810	22,631

Total revenue	581,229	531,808

EXPENSES:
Property operating	84,427	76,981
Depreciation and amortization	137,178	119,384
Real estate taxes	59,697	51,131
Repairs and maintenance	22,263	21,968
Advertising and promotion	12,469	11,321
Provision for credit losses	3,415	4,409
Home and regional office costs	20,965	18,753
General and administrative	3,564	3,044
Other	8,935	5,945

Total operating expenses	352,913	312,936

OPERATING INCOME	228,316	218,872
Interest expense	153,386	151,202

Income before minority interest	74,930	67,670
Minority interest	(861)	(1,833)
(Loss) gain on sales of assets and other, net	(13,500)	23
Income tax expense of taxable REIT subsidiaries	(2,010)	(1,963)

Income before unconsolidated entities	58,559	63,897
Income from unconsolidated entities	17,072	21,323

Income from continuing operations	75,631	85,220
Results of operations from discontinued operations	(209)	3,085
Gain on disposal or sale of discontinued operations, net	91	4,252

NET INCOME	75,513	92,557
Preferred unit requirement	(12,741)	(18,517)

NET INCOME AVAILABLE TO UNITHOLDERS	$62,772	$74,040

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$48,210	$55,393
Limited Partners	14,562	18,647

Net income	$62,772	$74,040

BASIC EARNINGS PER UNIT:
Income from continuing operations	$0.24	$0.26
Discontinued operations	—	0.03

Net income	$0.24	$0.29

DILUTED EARNINGS PER UNIT:
Income from continuing operations	$0.24	$0.26
Discontinued operations	—	0.03

Net income	$0.24	$0.29

Net Income	$75,513	$92,557
Unrealized gain on interest rate hedge agreements	706	17,349
Net loss on derivative instruments reclassified from accumulated other comprehensive income	(1,699)	(1,898)
Currency translation adjustment	5,241	—
Other	216	914

Comprehensive Income	$79,977	$108,922

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,513	$92,557
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	139,985	125,284
Loss (Gain) on sales of assets and other, net	13,500	(23)
Gain on disposal or sale of discontinued operations, net	(91)	(4,252)
Straight-line rent	(1,512)	(1,034)
Minority interest	861	1,833
Minority interest distributions	(2,963)	(1,318)
Equity in income of unconsolidated entities	(17,072)	(21,323)
Distributions of income from unconsolidated entities	18,870	15,374
Changes in assets and liabilities —
Tenant receivables and accrued revenue	50,272	67,231
Deferred costs and other assets	(25,521)	(36,131)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(168,185)	(180,984)

Net cash provided by operating activities	83,657	57,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(95,946)	(174,394)
Capital expenditures, net	(100,959)	(60,776)
Cash from consolidation of joint ventures and the Management Company	2,507	48,910
Net proceeds from sale of assets, partnership interest, and discontinued operations	—	31,785
Investments in unconsolidated entities	(18,727)	(19,951)
Distributions of capital from unconsolidated entities and other	64,643	24,207

Net cash used in investing activities	(148,482)	(150,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	3,813	830
Repurchase of preferred units and partnership units	(2,064)	—
Partnership distributions	(183,170)	(167,313)
Mortgage and other indebtedness proceeds, net of transaction costs	1,348,286	778,776
Mortgage and other indebtedness principal payments	(1,146,590)	(509,626)

Net cash provided by financing activities	20,275	102,667

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,550)	9,662
CASH AND CASH EQUIVALENTS, beginning of period	529,036	390,644

CASH AND CASH EQUIVALENTS, end of period	$484,486	$400,306

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2004, we owned or held an interest in 246 income-producing properties in North America, which consisted of 174 regional malls, 68 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office, and/or hotel components. We also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

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

2.     Basis of Presentation

            The accompanying financial statements are unaudited. However, we prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States for interim financial information, the rules and regulations of the Securities and Exchange Commission, and the accounting policies described in our financial statements for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. They do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements.

            The accompanying unaudited financial statements of the Operating Partnership include the Operating Partnership and its subsidiaries. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended March 31, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

            As of March 31, 2004, of our 246 Properties we consolidated 155 wholly-owned Properties and 17 less than wholly-owned Properties which we control or which we consolidated in accordance with FIN 46 (see Note 10), and we accounted for 74 Properties using the equity method. We manage the day-to-day operations of 63 of the 74 equity method Properties. We account for our interests in our two European joint ventures that hold the 48 shopping centers in Europe using the equity method.

            We allocate our net operating results after preferred distributions based on our partners' respective ownership interests. In addition, Simon Property owns certain of our preferred units. Simon Property's weighted average ownership interest in the Operating Partnership was as follows:

For the Three Months Ended March 31,
2004	2003
76.8%	74.8%

            Simon Property's ownership interest in the Operating Partnership as of March 31, 2004 was 77.2% and at December 31, 2003 was 76.8%. We adjust the limited partners' interest at the end of each period to reflect changes in their ownership interest in the Operating Partnership.

            The statements of operations and comprehensive income for the period ended March 31, 2003 have been reclassified to reflect the disposition of 13 properties sold during 2003.

3.     Per Unit Data

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

	For The Three Months Ended March 31,
	2004	2003
Weighted Average Units — Basic	261,165,853	247,812,060
Effect of stock options	964,418	674,369

Weighted Average Units — Diluted	262,130,271	248,486,429

            For the period ending March 31, 2004, potentially dilutive securities include certain preferred units of limited partnership interest of the Operating Partnership which are exchangeable for common stock. However, these securities were not dilutive during any period presented.

4.     Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of March 31, 2004 included $100.7 million and as of December 31, 2003 included $174.8 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

5.     Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties and diversify our risk in a particular property or trade area. We also use joint ventures in the development of new properties. We held joint venture ownership interests in 74 Properties as of March 31, 2004 and 76 as of December 31, 2003. Two joint venture properties previously accounted for under the equity method were consolidated upon adoption of FIN 46 (see Note 10). We also held joint venture interests in 48 European shopping centers as of March 31, 2004 and 47 as of December 31, 2003. Since we do not fully control these joint venture Properties, accounting principles generally accepted in the United States currently require that we account for these Properties on the equity method. See Note 10 for discussion on the impact of new accounting pronouncements on consolidation principles. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate partnership agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time, which will result in either the sale of or the use of available cash or borrowings to acquire the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follows. This information includes Mall of America (see Note 8). We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the

Property. We reclassified these line items into "Discontinued Joint Venture Interests", so that we may present results of operations for those joint venture interests held as of March 31, 2004.

BALANCE SHEETS	March 31, 2004	December 31, 2003
Assets:
Investment properties, at cost	$10,189,277	$10,239,929
Less — accumulated depreciation	1,821,259	1,798,564

	8,368,018	8,441,365
Cash and cash equivalents	277,860	308,781
Tenant receivables	225,235	262,893
Investment in unconsolidated entities	106,195	94,853
Deferred costs and other assets	209,205	227,485

Total assets	$9,186,513	$9,335,377

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$6,710,823	$6,643,052
Accounts payable, accrued expenses, and deferred revenue	293,840	310,190
Other liabilities	34,601	74,206

Total liabilities	7,039,264	7,027,448
Preferred Units	152,450	152,450
Partners' equity	1,994,799	2,155,479

Total liabilities and partners' equity	$9,186,513	$9,335,377

Our Share of:
Total assets	$3,771,388	$3,861,497

Partners' equity	861,399	$885,149
Add: Excess Investment, net	762,311	912,212

Our net Investment in Joint Ventures	$1,623,710	$1,797,361

Mortgages and other indebtedness	$2,764,981	$2,739,630

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended March 31,
STATEMENTS OF OPERATIONS	2004	2003
Revenue:
Minimum rent	$ 258,653	$ 206,026
Overage rent	5,757	5,264
Tenant reimbursements	133,341	106,040
Other income	40,780	30,327

Total revenue	438,531	347,657
Operating Expenses:
Property operating	94,036	57,885
Depreciation and amortization	80,784	60,940
Real estate taxes	39,347	35,435
Repairs and maintenance	19,855	18,667
Advertising and promotion	10,399	8,146
Provision for credit losses	2,609	2,752
Other	22,760	17,164

Total operating expenses	269,790	200,989

Operating Income	168,741	146,668
Interest Expense	111,791	86,205

Income Before Minority Interest and Unconsolidated Entities	56,950	60,463
Income from unconsolidated entities	(689)	2,294
Minority interest	—	(92)

Income From Continuing Operations	56,261	62,665
Income from Discontinued Joint Venture Interests	—	3,386

Net Income	$56,261	$66,051

Third-Party Investors' Share of Net Income	$33,020	$39,266

Our Share of Net Income	$23,241	$26,785
Amortization of Excess Investment	6,169	5,462

Income from Unconsolidated Entities	$17,072	$21,323

6.     Debt

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility. On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility.

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility"), to unencumber one Property, and the remaining portion was used for general working capital purposes. On April 30, 2004, we commenced an exchange offer pursuant to a registration statement under the Securities Act of 1933 offering to exchange registered notes notes for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

            Concurrently with the pricing of the notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement, as our amount of variable rate indebtedness as a percent of our total outstanding was lower than our desired range.

            On January 22, 2004, we paid off a $60.0 million variable rate mortgage, at LIBOR plus 125 basis points, that encumbered one consolidated Property with proceeds from the senior unsecured notes mentioned above. In addition, we refinanced another consolidated mortgaged Property with a $32.0 million 6.05% fixed rate mortgage that matures on February 11, 2014. The balance of the previous mortgage was $34.7 million at a variable rate of LIBOR plus 250 basis points and was scheduled to mature on April 1, 2004.

            On February 26, 2004, we obtained a $250.0 million unsecured term loan with an initial maturity date of April 1, 2005. The maturity date may be extended, at our option, for two, one-year extension periods. The unsecured term loan bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off our $65.0 million unsecured term loan that matured on March 15, 2004 and our $150 million unsecured term loan that matured on February 28, 2004. The remaining proceeds were used for general working capital purposes. The $65.0 million unsecured term loan bore interest at LIBOR plus 80 basis points and the $150.0 million unsecured term loan bore interest at LIBOR plus 65 basis points.

            On March 31, 2004, we secured an $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, that encumbers Gateway Shopping Center that was acquired on February 5, 2004 (see Note 9). The mortgage has an original maturity date of March 31, 2005 with three, one-year, extensions available at our option.

7.     Partners' Equity

            On March 5, 2004, we issued 380,700 units to Simon Property in connection with Simon Property's issuance of 380,700 shares of restricted stock that were awarded under The Simon Property Group 1998 Stock Incentive Plan at a value of $56.29 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over the four year vesting period.

            On March 25, 2004, one of the limited partners exchanged a total of 1,021,822 units for 1,021,822 shares of common stock of Simon Property.

            We issued 171,313 units to Simon Property related to employee stock options exercised during the first three months of 2004. We used the net proceeds from the option exercises of approximately $4.4 million for general working capital purposes.

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

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court appointed a Special Master to, among other things, calculate "net profits," and, on May 3, 2004, the Special Master issued a memorandum order regarding "net profits."

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are also seeking a stay of the Order pending appeal. Although the district court has denied our motion for a stay, we will be filing a motion in the Eighth Circuit to stay pertinent provisions of the Order pending appeal. We also disagree with many aspects of the Special Master's May 3, 2004 memorandum and will appeal those findings. It is not possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we initially recorded a $6.0 million loss in 2003. In 2004, as a result of the May 3, 2004 memorandum issued by the Special Master, we recorded an additional loss of $13.5 million that is included in "(Loss) gain on sales of assets and other, net" in the accompanying statements of operations and comprehensive income. We have ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America since September 1, 2003.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

  Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2004, we have guaranteed or have provided letters of credit to support $81.3 million of our total $2.8 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage or other indebtedness. In April 2004, we were released from our guarantee of $17.1 million as the result of a refinancing of a mortgage of one joint venture property. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership which could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We funded this transaction with borrowings on our Credit Facility and with the issuance of 120,671 units valued at approximately $6.0 million. The purchase accounting for this acquisition is still preliminary.

            On April 27, 2004, we increased our ownership in Bangor Mall in Bangor, Maine from 32.6% to 67.6% and increased our ownership in Montgomery Mall in Montgomery, Pennsylvania from 23.1% to 54.4%. We acquired these additional ownership interests from our partner in the properties for approximately $67 million.

            On May 4, 2004, we acquired Plaza Carolina in San Juan, Puerto Rico for approximately $309 million.

10.   New Accounting Pronouncements

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

            We adopted FIN 46 on January 1, 2004 for variable interest entities that existed prior to February 1, 2003 and as a result we have consolidated two joint venture properties consisting of two regional malls. The aggregate carrying amount of the investment property for these properties was approximately $166.0 million as of March 31, 2004.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of March 31, 2004, we owned or held an interest in 246 income-producing properties in North America, which consisted of 174 regional malls, 68 community shopping centers, and four office and mixed-use properties in 37 states and Canada (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office, and/or hotel components. We also own interests in three parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

  Operating Philosophy

            We seek growth in our earnings and cash flow through:

•
focusing on our core business of regional malls

•
developing new revenue streams by capitalizing on the number of shopping visits in our malls and the size and tenant relationships. This includes Simon Brand Ventures' ("Simon Brand") mall marketing initiatives, including the sale of gift cards, and consumer focused strategic corporate alliances that Simon Brand enters into with third parties. Through Simon Business Network ("Simon Business"), we offer property operating services to our tenants and others resulting from Simon Brand's relationships with vendors.

•
pursuing high quality new developments as well as strategic expansion and renovation activity to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

•
acquiring high quality individual properties or portfolios of properties, focusing on quality retail real estate. As part of our acquisition strategy, we review and evaluate a limited number of acquisition opportunities.

•
international expansion through the acquisition of existing properties and utilization of the net cash flow from the existing properties to fund new development projects overseas.

            We derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $148.3 million during the first quarter of 2004. In addition, we generate the majority of our revenues from leases with retail tenants including:

•
Base minimum rents, cart and kiosk rentals,

•
Overage and percentage rents based on tenants' sales volume, and

•
Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            Revenues of M.S. Management Associates, Inc. (the "Management Company"), after intercompany eliminations, consist primarily of management, leasing and development fees that are typically based upon the size and revenues of the joint venture property being managed. Finally, we also generate revenues from outlot land sales.

  Results overview

            Our core business fundamentals remained healthy during the first quarter of 2004. Regional mall comparable sales per square foot ("psf") strengthened during the first quarter of 2004, increasing 5.5% to $411 psf from $390 psf the same period in 2003, as the overall economy begins to show signs of recovery and as a result of our ongoing dispositions of lower quality Properties. Our regional mall average base rents increased 4.7% to $32.72 psf as of March 31, 2004 from $31.24 psf as of March 31, 2003. Our regional mall leasing spreads were $6.27 psf as of March 31, 2004 compared to $12.24 psf as of March 31, 2003. The regional mall leasing spread as of March 31, 2004 includes new store leases signed at an average of $38.57 psf initial base rents as compared to $32.30 psf for store leases terminating or expiring in the same period. Our same store leasing spread as of March 31, 2004 was $5.02 or a 13.3% growth rate and is calculated by comparing leasing activity completed in 2004 with the prior tenants rents for those exact same spaces. Finally, our regional mall occupancy was down by 70 basis points to 91.0% as of March 31, 2004 from 91.7% as of March 31, 2003 primarily due to retailer bankruptcy-related closings during the fourth quarter of 2003 and the first quarter 2004. We expect to retenant the majority of these spaces lost to bankruptcy during the remaining months of 2004.

            During the first quarter of 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas. In addition, we lowered our overall borrowing rates by 20 basis points during the first quarter of 2004 as a result of our financing activities related to indebtedness. Our financing activities were highlighted by the following significant transactions:

•
We issued $500.0 million of unsecured notes on January 20, 2004 at a weighted average fixed interest rate of 4.21% and weighted average term of 7.0 years. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. We used $277.0 million of the net proceeds to reduce borrowings on our Credit Facility.

•
We paid off a total of $450.0 million of unsecured notes that matured during the quarter that had a weighted average interest rate of 6.75% with borrowings on our Credit Facility.

  Portfolio Data

            The Portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot. We include acquired Properties in this data beginning in the year of acquisition and we do not include any Properties located outside of North America. The following table sets forth these key operating statistics for:

•
Properties that we consolidate in our consolidated financial statements,

•
Properties that we account for under the equity method as unconsolidated joint ventures, and

•
the foregoing two categories of Properties on a total Portfolio basis.

            We believe the total Portfolio data provides you with information helpful in evaluating not only the quality and growth potential of the Portfolio, but also the effectiveness of our management.

	March 31, 2004	% Change	March 31, 2003	% Change
Regional Malls
Occupancy
Consolidated	90.6%		91.2%
Unconsolidated	91.8%		92.6%
Total Portfolio	91.0%		91.7%
Average Base Rent per Square Foot
Consolidated	$31.75	5.1%	$30.22	6.1%
Unconsolidated	$34.20	3.8%	$32.96	5.5%
Total Portfolio	$32.72	4.7%	$31.24	6.0%
Comparable Sales Per Square Foot
Consolidated	$397	6.1%	$374	2.4%
Unconsolidated	$437	3.7%	$421	0.8%
Total Portfolio	$411	5.5%	$390	1.9%

            Occupancy Levels and Average Base Rents.    Occupancy and average base rent is based on mall and freestanding GLA owned by us ("Owned GLA") at mall and freestanding stores in the regional malls and all tenants at community shopping centers. We believe the continued stability in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the stability in occupancy is a direct or indirect increase in nearly every category of revenue. Our portfolio has maintained high levels of occupancy and increased average base rents in various economic climates.

            Comparable Sales per Square Foot.    Sales volume includes total reported retail sales at Owned GLA in the regional malls and all reporting tenants at community shopping centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

Results of Operations

            The following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•
On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center for $333.0 million.

•
In the fourth quarter of 2003, we increased our ownership in Kravco, for $293.4 million, which resulted in the consolidation of four Properties.

•
On February 5, 2004, we acquired Gateway Shopping Center for $107.0 million.

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

•
On December 22, 2003, we acquired an interest in Galleria Commerciali Italia.

            In addition, as a result of the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") on January 1, 2004, we consolidated the operations of two properties, which were accounted for under the equity method in 2003. For the purposes of the following comparison between the three months ended March 31, 2004 and March 31, 2003, the above transactions, including the impact of the adoption of FIN 46, are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior periods.

            Our discontinued operations resulted from the sale of the following Properties in 2003 (date of sale):

•
Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003

            In addition to the Property Transactions, on March 14, 2003, we purchased the remaining ownership interest in Forum Shops for $174.0 million in cash and assumed the minority interest partner's $74.2 million share of debt that impacted our minority interest expense, depreciation expense, and interest expense.

  Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $25.2 million during the period. The net effect of the Property Transactions increased minimum rents $15.7 million and the purchase accounting estimation of the fair market value of in-place leases as part of our acquisitions, increased rents by $3.6 million. Comparable rents increased $5.9 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $4.4 million. In addition, rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $1.8 million. Overage rents increased $1.3 million reflecting strengthening retail sales.

            Management fees and other revenues decreased $0.9 million due to lower leasing, construction and development fees due to decreased joint venture development and related activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, was flat during the comparative period.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $8.5 million to $25.8 million from $17.3 million. The increase in revenues is primarily due to:

•
increased revenue from our gift card program,

•
increased rents and fees from service providers,

•
increased advertising rentals, and

•
increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by a $2.0 million increase in Simon Brand expenses that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Tenant reimbursements increased $14.4 million of which the Property Transactions accounted for $8.6 million. The remaining increase was primarily due to increases in comparable recoverable expenditures resulting primarily from higher real estate tax refunds in 2003 than in 2004. Depreciation and amortization expenses increased $17.8 million primarily due to the net effect of the Property Transactions and the Forum Shops acquisition. Other expenses increased $3.0 million primarily due to ground rent expense of $1.3 million due to the acquisition of Stanford Shopping Center.

            Interest expense increased $2.2 million. Our average borrowings increased as a result of the impact of the unsecured note offering in January of 2004, and financing of acquisition activities in 2003 and 2004. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and an increase in capitalized interest due to increased development, renovation and expansion activity. Minority interest expense decreased $1.0 million due to the purchase of the remaining partnership interest in Forum Shops.

            The loss on sale of assets in 2004 of $13.5 million reflects our estimate of the financial impact to us from complying with the May 3, 2004 memorandum issued by the Special Master related to Mall of America litigation (see Note 8).

            Income from unconsolidated entities decreased $4.3 million in 2004 as compared to 2003 resulting from:

•
our consolidation of two Properties upon our adoption of FIN 46,
•
we ceased recording any net income contribution from Mall of America (see Note 8),
•
our decrease in our share of outlot land sales, and
•
offset by the opening of Las Vegas Premium Outlets

            Our preferred unit requirement decreased $5.8 million due to the conversion of 6.5% Series B Preferred Units into common units in the fourth quarter of 2003. This was offset in part by the issuance of preferred units in connection with the Kravco acquisition in the same quarter.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents decreased $44.6 million to $484.5 million as of March 31, 2004, including a balance of $100.7 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

            On March 31, 2004, the Credit Facility had available borrowing capacity of $715.9 million net of outstanding borrowings of $510.0 million and letters of credit of $24.1 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity date of April 2005, with an additional one-year extension available at our option. In addition, our Credit Facility has a $100 million EURO sub-tranche that provides availability to borrow Euros at EURIBOR plus 65 basis points and/or dollars at LIBOR plus 65 basis points, at our option, and has the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

            During the first three months of 2004, the maximum amount outstanding under the Credit Facility was $530.7 million and the weighted average amount outstanding was $410.8 million. The weighted average interest rate was 1.74% for the three-month period ended March 31, 2004.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's and our current corporate rating is BBB+ by Standard & Poor's.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $148.3 million. This cash flow includes $24.4 million of excess proceeds from refinancing activities from one unconsolidated joint venture. In addition, we had net proceeds from all of our debt financing and repayment activities of $201.7 million as discussed below in Financing and Debt. We used a portion of these proceeds to fund the acquisition of Gateway Shopping Center. We also:

•
paid unitholder distributions totaling $170.0 million,
•
paid preferred unit distributions totaling $13.2 million,
•
funded consolidated capital expenditures of $101.0 million. These capital expenditures include development costs of $13.4 million, renovation and expansion costs of $66.9 million and tenant costs and other operational capital expenditures of $20.7 million, and
•
funded investments in unconsolidated entities of $18.7 million of which $11.5 million was used to fund new developments, redevelopments, and other capital expenditures.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to unitholders necessary to maintain Simon Property's REIT qualification for 2004 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•
excess cash generated from operating performance and working capital reserves,
•
borrowings on our Credit Facility,

•
additional secured or unsecured debt financing, or
•
additional equity raised by Simon Property in the public or private markets.

  Financing and Debt

  Unsecured Financing

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on our $1.25 billion unsecured credit facility (the "Credit Facility"), to unencumber one Property, and the remaining portion was used for general working capital purposes. On April 30, 2004, we commenced an exchange offer pursuant to a registration statement under the Securities Act of 1933 offering to exchange registered notes for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

            Concurrently with the pricing of the notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement, as our amount of variable rate indebtedness as a percent of our total outstanding was lower than our desired range.

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility. On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from our Credit Facility.

            On February 26, 2004, we obtained a $250.0 million unsecured term loan with an initial maturity date of April 1, 2005. The maturity date may be extended, at our option, for two, one-year extension periods. The unsecured term loan bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off our $65.0 million unsecured term loan that matured on March 15, 2004 and our $150 million unsecured term loan that matured on February 28, 2004. The remaining proceeds were used for general working capital purposes. The $65.0 million unsecured term loan bore interest at LIBOR plus 80 basis points and the $150.0 million unsecured term loan bore interest at LIBOR plus 65 basis points.

  Secured Financing

            On January 22, 2004, we paid off a $60.0 million variable rate mortgage, at LIBOR plus 125 basis points, that encumbered one consolidated Property with remaining proceeds from the senior unsecured notes mentioned above. In addition, we refinanced another consolidated mortgaged Property with a $32.0 million 6.05% fixed rate mortgage that matures on February 11, 2014. The balance of the previous mortgage was $34.7 million at a variable rate of LIBOR plus 250 basis points and was scheduled to mature on April 1, 2004.

            On March 31, 2004, we secured an $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, that encumbers Gateway Shopping Center that was acquired on February 5, 2004. The mortgage has an original maturity date of March 31, 2005 with three, one-year extensions available at our option.

  Summary of Financing

            Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2004	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2003	Effective Weighted Average Interest Rate
Fixed Rate	$8,753,257	6.58%	$8,499,750	6.71%
Variable Rate	1,752,926	1.91%	1,766,638	2.61%

	$10,506,183	5.80%	$10,266,388	6.00%

            As of March 31, 2004, we had interest rate cap protection agreements on $296.0 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $133.1 million of consolidated variable rate debt. In addition, we hold €150 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 2.12% and a weighted average receive rate of 2.05% at March 31, 2004. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 1.14% and a weighted average receive rate of 3.72% at March 31, 2004. As of March 31, 2004, the net effect of these agreements effectively converted $54.3 million of fixed rate debt to variable rate debt. As of December 31, 2003, the net effect of these agreements effectively converted $237.0 million of fixed rate debt to variable rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements:    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2003, as previously disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 as filed with the Securities and Exchange Commission for the year ended December 31, 2003. The following table summarizes the material aspects of our future obligations as of March 31, 2004 for the remainder of 2004 and subsequent years thereafter (dollars in thousands):

	2004	2005 – 2006	2007 – 2009	After 2009	Total
Long Term Debt
Consolidated (1)	$708,463	$2,537,203	$3,736,754	$3,509,919	$10,492,339

Pro rata share of Long Term Debt:
Consolidated (2)	$705,956	$2,521,792	$3,666,609	$3,447,917	$10,342,274
Joint Ventures (2)	92,263	1,053,639	624,141	993,799	2,763,842

Total Pro Rata Share of Long Term Debt	$798,219	$3,575,431	$4,290,750	$4,441,716	$13,106,116

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $13,844.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2004 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have the ability and financial resources to meet all future long-term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each transaction.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2004, we have guaranteed or have provided letters of credit to support $81.3 million of our total $2.8 billion share of joint venture mortgage and other indebtedness presented in the table above. In April 2004, we were released from our guarantee of $17.1 million as the result of a joint venture property refinancing its mortgage.

  Acquisitions and Dispositions

            Acquisitions.    We acquired a 95% interest in Gateway Shopping Center located in Austin, Texas. The total consideration paid for this transaction was approximately $107.0 million and consisted of:

•
cash of $101.0 million, including $5.0 million in earnest money paid in 2003, and

•
issuance of $6.0 million of units.

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

  Development Activity

            New Developments.    The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost		Our Share of Construction in Progress		Estimated Opening Date
Under construction
Chicago Premium Outlets	Chicago, IL	438,000	$65	$33		$33.2		May 2004
Clay Terrace	Carmel, IN	570,000	100	50		22.6		4th Quarter 2004
St. Johns Town Center	Jacksonville, FL	1,500,000	126	107(b	)	41.8(b	)	1st Quarter 2005
Wolf Ranch	Georgetown, TX	670,000	62	62		30.3		3rd Quarter 2005
Firewheel Center	Garland, TX	785,000	96	96		19.5		4th Quarter 2005

(a)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(b)
Due to our preference in the joint venture partnership, we are contributing 85% of the project costs.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect total 2004 new development costs during the year to be approximately $200 million.

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction
Forum Shops at Caesars	Las Vegas, NV	175,000	$139	$139	$81.9	October 2004
Aurora Mall	Aurora, CO	1,000,000	$45	$45	2.4	4th Quarter 2006

(a)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $250 million on expansion and renovation activities in 2004.

            International.    Our strategy is to invest capital internationally not only to acquire existing properties but also to use the net cash flow from the existing properties to fund other future developments. We believe reinvesting the cash flow derived in Euros in other Euro denominated development and redevelopment projects helps minimize our exposure to our initial investment and to the changes in the Euro on future investments that might otherwise significantly increase our cost and reduce our returns on these new projects and developments. In addition, to date we have funded the majority of our investments in Europe, with Euro-denominated borrowings that act as a natural hedge on our investments.

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

            The agreements for our 36.0% interest in European Retail Enterprises, B.V. ("ERE") are structured to allow us to acquire an additional 24.7% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $55 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2006-2008.

            The carrying amount of our total equity method investments as of March 31, 2004 in European subsidiaries net of the related cumulative translation adjustment was $302.5 million, including subordinated debt in ERE. Currently a total of 7 developments are under construction that will add approximately 5.3 million square feet of GLA for a total net cost to the joint ventures of approximately €345 million, of which our share is approximately €145 million.

  Distributions

            The Board of Directors of Simon Property, acting as our general partner, declared and we paid a distribution of $0.65 per unit in the first quarter of 2004. We are required to make distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 187,000 square feet of mall shop tenants during the first quarter of 2004. We expect 2004 to be similar to 2003 in terms of square feet lost to bankruptcies.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 1.9% of total GLA or more than 4.6% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and in line store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

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

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 as filed with the Securities and Exchange Commission for the year ended December 31, 2003. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2003.

Item 4.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of that date.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            Trial on all of the equitable claims in this matter began June 2, 2003. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased from Teachers in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present. The court appointed a Special Master to, among other things, calculate "net profits," and, on May 3, 2004, the Special Master issued a memorandum order regarding "net profits."

            We disagree with many aspects of the Order and have appealed the Order to the United States Court of Appeals for the Eighth Circuit. We are also seeking a stay of the Order pending appeal. Although the district court has denied our motion for a stay, we will be filing a motion in the Eighth Circuit to stay pertinent provisions of the Order pending appeal. We also disagree with many aspects of the Special Master's May 3, 2004 memorandum and will appeal those findings. It is not possible to provide an assurance of the ultimate outcome of the litigation.

            As a result of the Order, we initially recorded a $6.0 million loss in 2003. In 2004, as a result of the May 3, 2004 memorandum issued by the Special Master, we recorded an additional loss of $13.5 million that is included in "(Loss) gain on sales of assets and other, net" in the accompanying statements of operations and comprehensive income. We have ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America.

  Item 2.    Changes in Securities and Use of Proceeds

            On February 5, 2004, we issued 120,671 units valued at approximately $6.0 million in connection with our purchase of a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We funded the remaining purchase price with borrowings on our Credit Facility. We issued these units without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act.

            During the first three months of 2004, we issued 380,700 units to Simon Property in connection with Simon Property's issuance of 380,700 shares of restricted stock that were awarded under The Simon Property Group 1998 Stock Incentive Plan at a value of $56.29 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over the four year vesting period. We issued 171,313 units to Simon Property related to employee stock options exercised during the first three months of 2004. We used the net proceeds from the option exercises of approximately $4.4 million for general working capital purposes. We issued all such units without registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act.

  Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
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
Date: May 17, 2004

QuickLinks

FORM 10–Q INDEX
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
  Item 4. Controls and Procedures
  Part II — Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES