Form 10-Q
period 2004-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2004-11-15
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

SIMON PROPERTY GROUP, L.P.

FORM 10-Q

INDEX

		Page
Part I — Financial Information
Item 1.	Unaudited Financial Statements
	Balance Sheets as of September 30, 2004 and December 31, 2003	3
	Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2004 and 2003	4
	Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003	5
	Condensed Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Qualitative and Quantitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
Part II — Other Information
Items 1 through 6		27
Signatures		29

Simon Property Group, L.P.
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2004	December 31, 2003
ASSETS:
Investment properties, at cost	$15,943,222	$14,805,073
Less — accumulated depreciation	2,956,155	2,534,898

	12,987,067	12,270,175
Cash and cash equivalents	486,218	529,036
Tenant receivables and accrued revenue, net	292,044	302,507
Investment in unconsolidated entities, at equity	1,657,558	1,811,773
Deferred costs, other assets, and minority interest, net	607,916	608,572

Total assets	$16,030,803	$15,522,063

LIABILITIES:
Mortgages and other indebtedness	$11,027,958	$10,266,388
Accounts payable, accrued expenses, and deferred revenues	724,790	664,610
Cash distributions and losses in partnerships and joint ventures, at equity	27,865	14,412
Other liabilities, minority interest, and accrued distributions	204,708	280,401

Total liabilities	11,985,321	11,225,811

COMMITMENTS AND CONTINGENCIES (Note 8)
7.75%/8.00% Cumulative Redeemable Preferred Units, 822,588 units issued and outstanding, at liquidation value	82,259	82,259
PARTNERS' EQUITY:
Preferred units, 17,457,163 and 17,530,898 units outstanding, respectively. Liquidation values $551,389 and $552,912, respectively	542,261	543,444
General Partner, 204,402,079 and 200,311,053 units outstanding, respectively	2,762,865	2,898,045
Limited Partners, 57,145,762 and 60,591,896 units outstanding, respectively	772,429	876,627
Note receivable from Simon Property (interest at 7.8%, due 2009)	(89,402)	(91,163)
Unamortized restricted stock award	(24,930)	(12,960)

Total partners' equity	3,963,223	4,213,993

Total liabilities and partners' equity	$16,030,803	$15,522,063

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE:
Minimum rent	$366,504	$330,297	$1,076,687	$980,943
Overage rent	11,947	9,581	29,827	24,292
Tenant reimbursements	188,712	170,903	537,003	493,459
Management fees and other revenues	17,932	19,102	54,335	55,587
Other income	31,318	26,775	96,248	79,429

Total revenue	616,413	556,658	1,794,100	1,633,710

EXPENSES:
Property operating	94,578	84,242	264,144	237,319
Depreciation and amortization	144,737	125,219	424,976	366,021
Real estate taxes	62,330	55,378	181,394	163,229
Repairs and maintenance	24,636	18,329	66,992	60,321
Advertising and promotion	11,558	14,026	36,589	37,384
Provision for credit losses	3,369	2,080	10,010	10,542
Home and regional office costs	19,579	17,688	61,811	56,571
General and administrative	3,615	4,030	10,637	11,102
Costs related to withdrawn tender offer	—	10,500	—	10,500
Other	7,310	5,634	23,940	17,603

Total operating expenses	371,712	337,126	1,080,493	970,592

OPERATING INCOME	244,701	219,532	713,607	663,118
Interest expense	161,396	149,052	471,726	451,527

Income before minority interest	83,305	70,480	241,881	211,591
Minority interest	(2,209)	(888)	(6,890)	(3,307)
Gain (loss) on sales of assets and other, net	1,121	(5,145)	(760)	(5,122)
Income tax expense of taxable REIT subsidiaries	(2,197)	(2,422)	(10,839)	(6,450)

Income before unconsolidated entities	80,020	62,025	223,392	196,712
Income from unconsolidated entities	23,902	24,559	60,810	71,895

Income from continuing operations	103,922	86,584	284,202	268,607
Results of operations from discontinued operations	112	2,189	(1,264)	7,391
Loss on disposal or sale of discontinued operations, net	(502)	(12,935)	(214)	(25,693)

NET INCOME	103,532	75,838	282,724	250,305
Preferred unit requirement	(12,739)	(18,518)	(38,214)	(55,553)

NET INCOME AVAILABLE TO UNITHOLDERS	$90,793	$57,320	$244,510	$194,752

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$70,888	$43,325	$189,844	$146,632
Limited Partners	19,905	13,995	54,666	48,120

Net income	$90,793	$57,320	$244,510	$194,752

BASIC EARNINGS PER UNIT:
Income from continuing operations	$0.35	$0.27	$0.95	$0.85
Discontinued operations	—	(0.04)	(0.01)	(0.07)

Net income	$0.35	$0.23	$0.94	$0.78

DILUTED EARNINGS PER UNIT:
Income from continuing operations	$0.35	$0.27	$0.94	$0.85
Discontinued operations	—	(0.04)	(0.01)	(0.07)

Net income	$0.35	$0.23	$0.93	$0.78

Net Income	$103,532	$75,838	$282,724	$250,305
Unrealized gain on interest rate hedge agreements	1,372	3,415	4,819	21,208
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(1,596)	(138)	(4,332)	(3,591)
Currency translation adjustment	(4,784)	9,474	1,919	6,363
Other	71	(1,514)	(583)	1,536

Comprehensive Income	$98,595	$87,075	$284,547	$275,821

            The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$282,724	$250,305
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	435,892	384,529
Loss on sales of assets and other, net	760	5,122
Loss on disposal or sale of discontinued operations, net	214	25,693
Straight-line rent	(3,646)	(2,352)
Minority interest	6,890	3,307
Minority interest distributions	(41,812)	(3,788)
Equity in income of unconsolidated entities	(60,810)	(71,895)
Distributions of income from unconsolidated entities	64,987	63,830
Changes in assets and liabilities —
Tenant receivables and accrued revenue	19,908	59,327
Deferred costs and other assets	34,826	(77,793)
Accounts payable, accrued expenses, deferred revenues and other liabilities	(95,046)	(122,469)

Net cash provided by operating activities	644,887	513,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(500,325)	(507,518)
Capital expenditures, net	(367,565)	(214,101)
Cash from acquisitions	3,966	—
Cash from the consolidation of joint ventures and the Management Compnay	2,507	48,910
Net proceeds from sale of assets and partnership interest	39,653	91,813
Investments in unconsolidated entities	(115,968)	(77,561)
Distributions of capital from unconsolidated entities and other	113,797	130,791

Net cash used in investing activities	(823,935)	(527,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	3,772	5,324
Repurchase of preferred units and partnership units	(10,105)	—
Minority interest contributions	35,333	—
Partnership distributions	(548,112)	(502,168)
Mortgage and other indebtedness proceeds, net of transaction costs	3,501,024	1,667,308
Mortgage and other indebtedness principal payments	(2,845,682)	(1,196,691)

Net cash provided by (used in) financing activities	136,230	(26,227)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,818)	(40,077)
CASH AND CASH EQUIVALENTS, beginning of period	529,036	390,644

CASH AND CASH EQUIVALENTS, end of period	$486,218	$350,567

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.

Condensed Notes to Unaudited Financial Statements

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of September 30, 2004, we owned or held an interest in 243 income-producing properties in North America, which consisted of 173 regional malls, 66 community shopping centers, and four office and mixed-use properties in 37 states, Canada and Puerto Rico (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail, office, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

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

            The accompanying unaudited financial statements of the Operating Partnership include the Operating Partnership and its subsidiaries. In our opinion, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. We eliminated all significant intercompany amounts. The results for the interim period ended September 30, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

            As of September 30, 2004, of our 243 Properties we consolidated 154 wholly-owned Properties and 19 less than wholly-owned Properties which we control or which we are the primary beneficiary and consolidate in accordance with FIN 46 (see Note 10), and we accounted for 70 Properties using the equity method. We manage the day-to-day operations of 58 of the 70 equity method Properties. We account for our interests in two joint ventures that hold the 48 shopping centers in Europe using the equity method.

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership interests. In addition, Simon Property owns certain of our preferred units. Simon Property's weighted average ownership interest in the Operating Partnership was as follows:

For the Nine Months Ended September 30,
2004	2003
77.6%	75.3%

            Simon Property's ownership interest in the Operating Partnership as of September 30, 2004 was 78.2% and at December 31, 2003 was 76.8%. We adjust the limited partners' interest at the end of each period to reflect changes in their ownership interest in the Operating Partnership.

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2004 presentation. These reclassifications have no impact on net income previously reported.

            The statement of operations and comprehensive income for the period ended September 30, 2003 has been reclassified to reflect the disposition of 3 properties sold during the fourth quarter of 2003 and 3 properties sold during the first nine months of 2004.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted Average Units — Basic	261,532,184	248,233,296	261,395,375	248,066,922
Effect of stock options	840,621	894,631	854,180	786,343

Weighted Average Units — Diluted	262,372,805	249,127,927	262,249,555	248,853,265

            For the period ending September 30, 2004, potentially dilutive securities include certain preferred units which are exchangeable for common units. However, these securities were not dilutive during any period presented.

4.    Cash and Cash Flow Information

            Our balance of cash and cash equivalents as of September 30, 2004 included $98.1 million and as of December 31, 2003 included $174.8 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

5.    Investment in Unconsolidated Entities

Real Estate Joint Ventures

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or trade area. We held joint venture ownership interests in 70 Properties as of September 30, 2004 and 76 as of December 31, 2003. We also held interests in two joint ventures which owned 48 European shopping centers as of September 30, 2004 and 47 as of December 31, 2003. We account for these Properties on the equity method. Two joint venture properties previously accounted for under the equity method were consolidated upon adoption of FIN 46 (see Note 10). In addition, three joint venture properties previously accounted for under the equity method were consolidated as the result of our purchase of additional ownership interests in them (see Note 9). In the December 31, 2003 balance sheet presented below, these properties are classified in "Consolidated Joint Venture Interests".

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

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follows. The balance sheets and statements of operations reflect in separate line items the joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property, or we become the primary beneficiary. We reclassified the balance sheets and results of operations related to joint venture interests sold or consolidated into separate line items, so that we may present results of operations for those joint venture interests held as of the period end. "Discontinued Joint Venture Interests" include, two sold joint venture assets and Mall of America through the date of sale (see Note 8).

            As of September 30, 2004, a redemption notice was issued to redeem the 9.45% Series D Cumulative Redeemable Preferred Units of an unconsolidated entity in October 2004. As a result, the now mandatorily redeemable securities were reclassified from Preferred Units to Other Liabilities for the redemption value of $85 million in accordance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

	September 30, 2004	December 31, 2003
BALANCE SHEETS
Assets:
Investment properties, at cost	$9,390,606	9,117,627
Less — accumulated depreciation	1,667,716	1,455,350

	7,722,890	7,662,277
Cash and cash equivalents	229,300	241,678
Tenant receivables	194,822	239,332
Investment in unconsolidated entities	107,544	94,853
Deferred costs and other assets	209,650	180,448
Assets of Consolidated Joint Venture Interests	—	151,956
Assets of Discontinued Joint Venture Interests	—	764,833

Total assets	$8,464,206	$9,335,377

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$6,156,763	$6,021,349
Accounts payable, accrued expenses, and deferred revenue	280,568	290,862
Other liabilities	125,444	41,990
Mortgages and liabilities of Consolidated Joint Venture Interests	—	124,105
Mortgages and liabilities of Discontinued Joint Venture Interests	—	549,142

Total liabilities	6,562,775	7,027,448
Preferred Units	67,450	152,450
Partners' equity	1,833,981	2,155,479

Total liabilities and partners' equity	$8,464,206	$9,335,377

Our Share of:
Total assets	$3,558,014	$3,861,497

Partners' equity	920,848	$885,149
Add: Excess Investment, net	708,845	912,212

Our net Investment in Joint Ventures	$1,629,693	$1,797,361

Mortgages and other indebtedness	$2,654,124	$2,739,630

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net asset of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically 35 years, and the amortization is included in income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2004	2003	2004	2003
Revenue:
Minimum rent	$245,246	$200,238	$721,154	$589,320
Overage rent	6,648	4,825	15,587	13,090
Tenant reimbursements	124,763	106,661	367,174	298,573
Other income	17,710	23,663	48,631	61,184

Total revenue	394,367	335,387	1,152,546	962,167
Operating Expenses:
Property operating	74,242	58,412	216,086	159,173
Depreciation and amortization	72,426	58,404	213,569	170,967
Real estate taxes	32,828	29,620	98,301	89,821
Repairs and maintenance	16,237	15,834	51,144	49,848
Advertising and promotion	8,342	8,690	26,375	23,256
Provision for credit losses	2,024	2,920	6,538	8,629
Other	18,609	10,465	51,357	33,889

Total operating expenses	224,708	184,345	663,370	535,583
Operating Income	169,659	151,042	489,176	426,584
Interest Expense	94,264	85,929	284,145	253,795

Income Before Minority Interest and Unconsolidated Entities	75,395	65,113	205,031	172,789
Income from unconsolidated entities	(1,534)	3,019	(3,835)	7,209
Minority interest	—	(178)	—	(539)

Income From Continuing Operations	73,861	67,954	201,196	179,459
Results of operations from Consolidated Joint Venture Interests	—	3,139	889	10,414
Results of operations from Discontinued Joint Venture Interests	4,345	9,548	6,419	28,410
Gain on disposal or sale of Discontinued Joint Venture Interests	—	—	4,704	—

Net Income	$78,206	$80,641	$213,208	$218,283

Third-Party Investors' Share of Net Income	$48,174	$50,889	$134,025	$128,386

Our Share of Net Income	$30,032	$29,752	$79,183	$89,897
Amortization of Excess Investment	6,130	5,193	18,373	18,002

Income from Unconsolidated Entities	$23,902	$24,559	$60,810	$71,895

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

            On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from the Credit Facility.

            On February 26, 2004, we obtained a $250.0 million unsecured term loan with an initial maturity date of April 1, 2005. The maturity date may be extended, at our option, for two, one-year extension periods. The unsecured term loan bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off our $65.0 million unsecured term loan that matured on March 15, 2004 and our $150.0 million unsecured term loan that matured on February 28, 2004. The remaining proceeds were used for general working capital purposes. The $65.0 million unsecured term loan bore interest at LIBOR plus 80 basis points and the $150.0 million unsecured term loan bore interest at LIBOR plus 65 basis points.

            On March 31, 2004, we secured a $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, to permanently finance a portion of the Gateway Shopping Center acquisition (see Note 9). The mortgage has an initial maturity date of March 31, 2005 with three, one-year, extensions available at our option.

            On April 27, 2004, we secured a $96.0 million fixed rate mortgage at 5.17% to permanently finance a portion of the Montgomery Mall acquisition (see Note 9). The mortgage has an anticipated maturity date of May 11, 2014.

            On May 19, 2004, we secured a $260.0 million mortgage to permanently finance a portion of the Plaza Carolina Mall acquisition (see Note 9). The mortgage consists of two fixed-rate tranches and three variable-rate tranches. The fixed-rate components total $100 million at a blended rate of 5.10% and have a maturity date of May 9, 2009. The $160.0 million variable-rate components bear interest at LIBOR plus 90 basis points and have an initial maturity of May 9, 2006 with three, one-year extensions available at our option. The initial weighted average all-in interest rate was approximately 3.2%.

            On June 15, 2004, we refinanced a pool of seven cross-collateralized mortgages totaling $219.4 million with a $220.0 million variable-rate term loan. The original mortgages would have matured on December 15, 2004 and had an effective interest rate of 7.06% including the effect of an interest rate protection agreement on $48.1 million of variable-rate debt. The collateralized term loan bore interest at LIBOR plus 80 basis points. On June 30, 2004, we refinanced the term loan with individually secured fixed-rate mortgages on six of the seven original Properties totaling $290.0 million. The mortgages have a maturity date of July 1, 2014 and have a weighted average interest rate of 5.90%. One of the Properties was unencumbered as part of this refinancing.

            On July 1, 2004, we paid off, with available working capital, two mortgages encumbering one consolidated Property that were scheduled to mature on January 1, 2005. The first mortgage had a balance of $41.1 million, and bore interest at a fixed rate of 8.45%. The second mortgage had a balance of $14.9 million, and bore interest at a fixed rate of 6.81%.

            On July 12, 2004, we refinanced a consolidated Property with a $73.0 million, 5.84% fixed rate mortgage that matures on August 1, 2014. The balance of the previous mortgage was $47.0 million, bore interest at a variable rate of LIBOR plus 275 basis points and was scheduled to mature on July 1, 2005.

            On July 15, 2004, we paid off $100.0 million of 6.75% unsecured notes that matured on that date with available working capital.

            On July 28, 2004, we refinanced a consolidated Property with a $86.0 million, 5.65% fixed rate mortgage that matures on August 11, 2014. The balance of the previous mortgage was $45.0 million, bore interest at a variable rate of LIBOR plus 150 basis points and was scheduled to mature on June 12, 2005.

            On August 11, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $900.0 million at a weighted average fixed interest rate of 5.29%. The first tranche is $400.0 million at a fixed interest rate of 4.875% due August 15, 2010 and the second tranche is $500.0 million at a fixed interest rate of 5.625% due August 15, 2014. We received net proceeds of $890.6 million. We used $585.0 million of the net proceeds to reduce borrowings on our Credit Facility, $150.0 million to retire fixed rate 7.75% unsecured notes, $120.7 million to unencumber two consolidated Properties, and the remaining portion was used for general working capital purposes. On October 8, 2004, we filed a registration statement under the Securities Act of 1933 registering notes to be exchanged for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

7.    Partners' Equity

            On March 5, 2004, we issued 380,700 units to Simon Property in connection with Simon Property's issuance of a like number of shares of restricted stock that were awarded under The Simon Property Group 1998 Stock Incentive Plan at a fair value of $56.29 per share. On May 10, 2004, we issued 8,400 units to Simon Property in connection with Simon Property's issuance of a like number of shares of restricted stock that were awarded under The Simon Property Group 1998 Stock Incentive Plan at a fair value of $45.85 per share. The fair market value of the restricted stock awarded has been deferred and is being amortized over the four year vesting period.

            During the first nine months of 2004, forty-two limited partners exchanged a total of 3,485,104 units for a like number of shares of common stock of Simon Property.

            We issued 276,133 units to Simon Property related to employee stock options exercised during the first nine months of 2004. We used the net proceeds from the option exercises of approximately $7.4 million for general working capital purposes.

            Preferred units whose redemption is outside of our control have been classified as temporary equity in the accompanying balance sheets.

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

            On June 4, 2004, GMAC Commercial Mortgage Corporation, in its capacity as servicer for the Trustee for registered certificate holders of Mall of America Capital Company LLC Miscellaneous Pass-Through Certificates ("MOA Mortgage Lender"), commenced an action in the United States District Court for the District of Minnesota seeking to enjoin Triple Five's purchase of our one-half partnership interest, alleging that the MOA Mortgage Lender has the right to consent to the purchase. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest, by which time the MOA Mortgage Lender had provided its consent to the transaction.

            We disagree with many aspects of the Order, the Ancillary Relief Order and the Net Profits Order. We have appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeals is complete and oral argument took place on October 18, 2004. The Eighth Circuit has denied our motion to stay pertinent provisions of the Order pending appeal. It is not, however, possible to provide an assurance of the ultimate outcome of the litigation.

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

            G.K. Las Vegas Limited Partnership v. Simon Property Group, Inc., et. al. On or about August 27, 2004, G.K. Las Vegas Limited Partnership ("GKLV"), a former limited partner in Forum Developers Limited Partnership ("FDLP"), commenced an action in United States District Court, District of Nevada against, among others, us, certain members of the Simon family and entities allegedly controlled by us. The action arises out of FDLP's operation and expansion of Forum Shops at Caesar's Palace and GKLV's exercise of the "buy/sell right" in the FDLP partnership agreement. In the complaint GKLV alleges, among other things, a violation of the Nevada securities laws, violation of contractual and statutory fiduciary duties and violation of Federal and Nevada racketeering statutes. We intend to vigorously defend the litigation. Although it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any, we believe that the GKLV litigation will not have a material adverse effect on our financial position or results of operation.

            We are currently not subject to any other material litigation other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

            Guarantee of Indebtedness

            Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2004, we have guaranteed or have provided letters of credit to support $54.5 million of our total $2.7 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage or other indebtedness. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership, which could be sold in order to satisfy the outstanding obligation.

9.    Real Estate Acquisitions and Dispositions

            Acquisitions

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We initially funded this transaction with borrowings on the Credit Facility and with the issuance of 120,671 units of the Operating Partnership valued at approximately $6.0 million. The purchase accounting for this acquisition is still preliminary.

            On April 1, 2004, we increased our ownership interest in The Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of our $16.5 million share of debt. As a result of this transaction, this Property is now reported as a consolidated entity.

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

            Disposals

            During the first nine months of 2004 we sold three Properties, consisting of two regional malls and one community center. In total, we received net proceeds from these sales of $22.7 million. As a result of these transactions, we recorded a net loss of $0.2 million. The Properties and their date of sale consisted of:

    •
    Hutchinson Mall on June 15, 2004,
    •
    Bridgeview Court on July 22, 2004, and
    •
    Woodville Mall on September 1, 2004

            As of December 31, 2003, the carrying value of the investment properties at cost, net of accumulated depreciation, of these Properties was $22.8 million.

            On April 7, 2004, we sold our joint venture interest in a hotel property, held by the Management Company for net proceeds of $17.0 million, resulting in a gain of $12.6 million, $7.8 million net of tax.

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

            We adopted FIN 46 on January 1, 2004 for variable interest entities that existed prior to February 1, 2003 and as a result we have consolidated two joint ventures that hold two regional malls. The aggregate carrying amount of the investment property for these properties was approximately $163.8 million as of September 30, 2004.

11.    Subsequent Events

            On October 1, 2004, thirty-two limited partners exchanged a total of 1,156,039 units of 8.00% Series D Cumulative Redeemable Preferred units for a like number of Simon Property's 8.00% Series D Cumulative Redeemable Preferred stock with terms substantially identical to the 8.00% Series D Cumulative Redeemable Preferred units. Accordingly, we issued a like number of 8.00% Series D Cumulative Redeemable Preferred units to Simon Property.

            On October 8, 2004, we issued a notice of our election to redeem all of the issued and outstanding shares of our 8.00% Series E Cumulative Redeemable Preferred units. The redemption date is November 11, 2004, and the redemption price is equal to the liquidation value of the 8.00% Series E Cumulative Redeemable units of $25.00 per share, plus accrued dividends.

            On October 14, 2004, we acquired all of the outstanding common stock of Chelsea Property Group, Inc. ("Chelsea") and the limited partnership units of its operating partnership subsidiary in a transaction valued at approximately $5.1 billion, including the assumption of debt. Chelsea has interests in 60 premium outlet and other shopping centers containing 16.6 million square feet of gross leasable area in 31 states and Japan.

            Chelsea common shareholders received consideration of $36.00 per share for each share of Chelsea's common stock in cash, a fractional share of 0.2936 of Simon Property's common stock, and a fractional share of 0.3000 of Simon Property's 6% Series I convertible perpetual preferred stock. Accordingly, we issued a like number of common preferred units to Simon Property.

            The holders of Chelsea's operating partnership subsidiary's limited partnership common units exchanged their units for (i) a fractional share of 0.6459 of our common units, and (ii) a fractional share of 0.6600 of our 6.00% Series I Convertible Perpetual Preferred Units.

            We funded the cash portion of this acquisition with a $1.8 billion unsecured acquisition term loan facility (the "Acquisition Facility"). The Acquisition Facility bears interest at LIBOR plus 55 basis points and provides for variable grid pricing based upon our corporate credit rating. The Acquisition Facility has a maturity date of October 12, 2006 and requires minimum principal repayments in three equal installments after twelve months, eighteen months, and at maturity.

            On November 5, 2004, thirty-five limited partners exchanged a total of 40,051 common units and 1,061,580 7.00% Cumulative Convertible Preferred units for an aggregate of 843,392 shares of common stock of Simon Property. Simon Property filed a registration statement with respect to the shares of common stock and the shares of 8.00% Series D Cumulative Redeemable Preferred stock issued on October 1, 2004.

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

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls and community shopping centers. As of September 30, 2004, we owned or held an interest in 243 income-producing properties in North America, which consisted of 173 regional malls, 66 community shopping centers, and four office and mixed-use properties in 37 states, Canada and Puerto Rico (collectively, the "Properties", and individually, a "Property"). Mixed-use properties are properties that include a combination of retail space, office space, and/or hotel components. We also own interests in four parcels of land held for future development (together with the Properties, the "Portfolio"). In addition, we have ownership interests in 48 shopping centers in Europe (France, Italy, Poland and Portugal).

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

            We derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $758.7 million during the first nine months of 2004. In addition, we generate the majority of our revenues from leases with retail tenants including:

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

            Results overview

            Our core business fundamentals remained healthy during the first nine months of 2004. Regional mall comparable sales per square foot ("psf") strengthened during the first nine months of 2004, increasing 5.7% to $421 psf from $398 psf the same period in 2003, as the overall economy begins to show signs of recovery and as a result of our ongoing dispositions of lower quality Properties. Our regional mall average base rents increased 3.8% to $33.03 psf as of September 30, 2004 from $31.83 psf as of September 30, 2003. Our regional mall leasing spreads were $6.37 psf as of September 30, 2004 compared to $8.17 psf as of September 30, 2003. The regional mall leasing spread as of September 30, 2004 includes new store leases signed at an average of $39.22 psf initial base rents as compared to $32.85 psf for store leases terminating or expiring in the same period. Our same store leasing spread as of September 30, 2004 was $5.01 or a 12.8% growth rate and is calculated by comparing leasing activity completed in 2004 with the prior tenants rents for those same spaces. Finally, our regional mall occupancy was stable at 91.8% as of September 30, 2004 and September 30, 2003. We expect to retenant the majority of these spaces lost to bankruptcy during the remaining months of 2004.

            During the first nine months of 2004 we completed acquisitions, increased ownership of core properties and disposed of properties no longer meeting our investment criteria.

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

    •
    On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million.

    •
    On June 15, 2004, we sold Hutchinson Mall in Hutchinson, Kansas.

    •
    On July 22, 2004, we sold Bridgeview Court in Bridgeview, Illinois.

    •
    On August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota (see Note 8).

    •
    On September 1, 2004, we sold Woodville Mall in Toledo, Ohio.

            In addition, we lowered our overall borrowing rates by 8 basis points during the first nine months of 2004 as a result of our financing activities related to indebtedness. Our financing activities were highlighted by the following significant transactions:

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

    •
    We issued $900.0 million of unsecured notes on August 11, 2004 at a weighted average fixed interest rate of 5.29% and weighted average term of 8.2 years. We received net proceeds of $890.6 million. We used $585.0 million of the net proceeds to reduce borrowings on our Credit Facility, $150.0 million to retire fixed rate 7.75% unsecured notes, $120.7 million to unencumber two consolidated Properties, and the remaining portion was used for general working capital purposes.

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

	September 30, 2004	% Change from prior period	September 30, 2003	% Change from prior period
Regional Malls
Occupancy
Consolidated	91.7%		91.6%
Unconsolidated	92.0%		92.3%
Total Portfolio	91.8%		91.8%
Average Base Rent per Square Foot
Consolidated	$32.24	5.3%	$30.63	5.4%
Unconsolidated	$34.38	1.8%	$33.77	4.0%
Total Portfolio	$33.03	3.8%	$31.83	4.9%
Comparable Sales Per Square Foot
Consolidated	$407	6.3%	$383	3.0%
Unconsolidated	$448	5.1%	$426	(0.1%	)
Total Portfolio	$421	5.7%	$398	1.8%

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

            For the purposes of the following comparison between the three and nine months ended September 30, 2004 and September 30, 2003, the above transactions, including the impact of the adoption of FIN 46, are referred to as the Property Transactions.

            Our consolidated discontinued operations resulted from the sale of the following Properties in 2003 and 2004:

    •
    Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
    •
    Forest Village Park Mall on April 29, 2003
    •
    North Riverside Park Plaza on May 8, 2003
    •
    Memorial Plaza on May 21, 2003
    •
    Fox River Plaza on May 22, 2003
    •
    Eastern Hills Mall on July 1, 2003
    •
    New Orleans Center on October 1, 2003
    •
    Mainland Crossing on October 28, 2003
    •
    SouthPark Mall on November 3, 2003
    •
    Bergen Mall on December 12, 2003
    •
    Hutchinson Mall on June 15, 2004
    •
    Bridgeview Court on July 22, 2004
    •
    Woodville Mall on September 1, 2004

            On March 14, 2003, we purchased the remaining ownership interest in Forum Shops for $174.0 million in cash and assumed the minority partner's $74.2 million share of debt that impacts minority interest and depreciation expense. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior periods.

            Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $36.4 million during the period. The net effect of the Property Transactions increased minimum rents $26.6 million and the amortization of the fair market value of in-place leases of $2.3 million. Comparable rents increased $7.5 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $4.0 million. Straight line rent increased comparable rents by $1.1 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $2.4 million. Overage rents increased $2.4 million, reflecting strengthening retail sales.

            Management fees and other revenues decreased $1.2 million primarily due to lower construction and development fees from joint venture activities. Total other income, excluding consolidated Simon Brand and Simon

Business initiatives, decreased $1.9 million during the period. The net effect of the Property Transactions increased other income $1.6 million, which was offset by a decrease in interest income and other fee income.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $10.9 million to $33.4 million from $22.5 million. The increase in revenues is primarily due to:

    •
    increased revenue from our gift card program,
    •
    increased rents and fees from service providers,
    •
    increased advertising rentals, and
    •
    increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $2.9 million, that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Tenant reimbursements, excluding Simon Business initiatives, increased $13.2 million of which the Property Transactions accounted for $13.9 million. Depreciation and amortization expenses increased $19.5 million primarily due to the net effect of the Property Transactions and the Forum Shops acquisition. The uninsured amount of Hurricane damage to our Florida properties, $4.4 million, is included in repairs and maintenance expense. Other expenses increased $1.7 million primarily due to ground rent expense of $1.2 million attributable to the acquisition of Stanford Shopping Center. In 2003, we recognized costs of $10.5 million related to a withdrawn tender offer.

            Interest expense increased $12.3 million due to increased average borrowings resulting from the impact of the unsecured note offerings in January and August of 2004, and financing of acquisition activities in 2003 and 2004. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and lower variable interest rate levels. Minority interest increased $1.3 million due to our third party partner's interest in Kravco and our third party partner's share of certain land sales offset by our purchase of the minority partner's interest in Forum Shops.

            The gain on sale of assets in 2004 of $1.1 million, $0.8 million net of tax, relates to the sale of our joint venture interest in a hotel property. In 2003, we recorded a $5.1 million net loss on the sale of assets, which primarily consisted of the $6.0 million loss we recorded in connection with the Mall of America litigation.

            Preferred unit expense decreased $5.8 million due to the conversion of shares of 6.5% Series B Preferred units into common units by Simon Property in the fourth quarter of 2003 which was partially offset by the issuance of preferred units in connection with the Kravco acquisition.

            Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $94.1 million during the period. The net effect of the Property Transactions increased minimum rents $68.0 million and the amortization of the fair market value of in-place leases of $9.0 million. Comparable rents increased $17.1 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $13.2 million. Straight-line rent decreased comparable rents by $0.4 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $4.3 million. Overage rents increased $5.5 million, reflecting strengthening retail sales.

            Management fees and other revenues decreased $1.3 million due to lower leasing and construction fees from joint venture activities, offset by increased development fees. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $2.3 million during the period. This increase included a $7.2 million increase in outlot land sales which was offset by a decrease in interest income and other fee income.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $25.5 million to $86.7 million from $61.2 million. The increase in revenues is primarily due to:

    •
    increased revenue from our gift card program,
    •
    increased rents and fees from service providers,
    •
    increased parking income, and
    •
    increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $7.2 million in property operating expenses and $1.4 million in other expenses. These increases primarily resulted from increased gift card and other operating expenses.

            Tenant reimbursements, excluding Simon Business initiatives, increased $34.2 million of which the Property Transactions accounted for $34.8 million. Depreciation and amortization expenses increased $59.0 million primarily due to the net effect of the Property Transactions and the Forum Shops acquisition. The uninsured amount of Hurricane damage to our Florida properties, $4.4 million, is included in repairs and maintenance expense. Other expenses increased $6.3 million primarily due to ground rent expense of $3.7 million due to the acquisition of Stanford Shopping Center. In 2003, we recognized costs of $10.5 million related to a withdrawn tender offer.

            Interest expense increased $20.2 million due to increased average borrowings as a result of the impact of the unsecured note offerings in January and August of 2004, and financing of acquisition activities in 2003 and 2004. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity and lower variable interest rate levels. Minority interest increased $3.6 million due to our third party partner's interest in Kravco and our third party partner's share of certain land sales offset by our purchase of the minority partner's interest in Forum Shops.

            The net loss on sale of assets in 2004 of $0.8 million includes the court ordered sale of our interest in Mall of America, (see Note 8) of $13.5 million. This loss was offset primarily by the $12.6 million gain, $7.8 million net of tax, related to the sale of our joint venture interest in a hotel property, held by the Management Company, which was acquired as part of the Rodamco North America N.V. acquisition in May 2002. In 2003, we recorded a $5.1 million net loss on the sale of assets, which primarily consisted of the $6.0 million loss we recorded in connection with the Mall of America litigation.

            Income from unconsolidated entities decreased $11.1 million in 2004 as compared to 2003 resulting from:

    •
    the consolidation of two Properties upon our adoption of FIN 46 (see Note 10),
    •
    the cessation of recording any net income contribution from Mall of America (see Note 8),
    •
    a decrease in outlot land sales,
    •
    offset by the opening of Las Vegas Premium Outlets and Chicago Premium Outlets.

            Preferred unit expense decreased $17.3 million due to the conversion of shares of 6.5% Series B Preferred units into common units by Simon Property in the fourth quarter of 2003 which was partially offset by the issuance of preferred units in connection with the Kravco acquisition.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents decreased $42.8 million to $486.2 million as of September 30, 2004, including $98.1 million related to our gift card and certificate programs, which we do not consider available for general working capital purposes.

            On September 30, 2004, the Credit Facility had available borrowing capacity of $1.2 billion net of letters of credit of $38.1 million. The Credit Facility bears interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provides for variable grid pricing based upon our corporate credit rating. The Credit Facility has an initial maturity date of April 2005, with an additional one-year extension available at our option. In addition, the Credit Facility has a $100 million EURO sub-tranche that provides availability to borrow Euros at EURIBOR plus 65 basis points and/or dollars at LIBOR plus 65 basis points, at our option, and has the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche will vary with changes in the exchange rate, however, we may also borrow the amount available under this EURO sub-tranche in dollars, if necessary.

            During the first nine months of 2004, the maximum amount outstanding under the Credit Facility was $585.0 million and the weighted average amount outstanding was $393.9 million. The weighted average interest rate was 1.75% for the nine-month period ended September 30, 2004.

            We and Simon Property have access to public and private capital markets for our equity and unsecured debt. We also have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB by Standard & Poor's. Our current corporate rating is BBB+ by Standard & Poor's.

            Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $758.7 million. This cash flow includes $25.7 million of excess proceeds from refinancing activities from two unconsolidated joint ventures. In addition, we had net proceeds from all of our debt financing and repayment activities of $655.3 million as discussed below in Financing and Debt. We used a portion of these proceeds to fund the acquisitions as discussed below in Acquisitions and Disposals. We also:

    •
    paid unitholder distributions totaling $509.6 million,
    •
    paid preferred unit distributions totaling $38.5 million,
    •
    funded consolidated capital expenditures of $367.6 million. These capital expenditures include development costs of $120.9 million, renovation and expansion costs of $153.6 million and tenant costs and other operational capital expenditures of $93.1 million, and
    •
    funded investments in unconsolidated entities of $116.0 million of which $81.2 million was used to fund new developments, redevelopments, and other capital expenditures.

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

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from the Credit Facility.

            On February 9, 2004, we paid off $300.0 million of 6.75% unsecured notes that matured on that date with borrowings from the Credit Facility.

            On February 26, 2004, we obtained a $250.0 million unsecured term loan with an initial maturity date of April 1, 2005. The maturity date may be extended, at our option, for two, one-year extension periods. The unsecured term loan bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off our $65.0 million unsecured term loan that matured on March 15, 2004 and our $150.0 million unsecured term loan that matured on February 28, 2004. The remaining proceeds were used for general working capital purposes. The $65.0 million unsecured term loan bore interest at LIBOR plus 80 basis points and the $150.0 million unsecured term loan bore interest at LIBOR plus 65 basis points.

            On July 15, 2004, we paid off $100.0 million of 6.75% unsecured notes that matured on that date with available working capital.

            On August 11, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $900.0 million at a weighted average fixed interest rate of 5.29%. The first tranche is $400.0 million at a fixed interest rate of 4.875% due August 15, 2010 and the second tranche is $500.0 million at a fixed interest rate of 5.625% due August 15, 2014. We received net proceeds of $890.6 million. We used $585.0 million of the net proceeds to reduce borrowings on our Credit Facility, $150.0 million to retire fixed rate 7.75% unsecured notes, $120.7 million to unencumber two consolidated Properties, and the remaining portion was used for general working capital purposes. On October 8, 2004, we filed a registration statement under the Securities Act of 1933 registering notes to be exchanged for the Rule 144A notes. The exchange notes and the Rule 144A notes have the same economic terms and conditions.

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

            On March 31, 2004, we secured a $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, to permanently finance a portion of the Gateway Shopping Center acquisition. The mortgage has an initial maturity date of March 31, 2005 with three, one-year extensions available at our option.

            On April 27, 2004, we secured a $96.0 million fixed rate mortgage at 5.17% to permanently finance a portion of the Montgomery Mall purchase of additional ownership interest. The mortgage has an anticipated maturity date of May 11, 2014.

            On May 19, 2004, we secured a $260.0 million mortgage to permanently finance a portion of the Plaza Carolina Mall acquisition. The mortgage consists of two fixed-rate tranches and three variable-rate tranches. The fixed-rate components total $100 million at a blended rate of 5.10% and have a maturity date of May 9, 2009. The $160.0 million variable-rate components bear interest at LIBOR plus 90 basis points and have an initial maturity of May 9, 2006 with three, one-year, extensions available at our option. The initial weighted average all-in interest rate was approximately 3.2%.

            On June 15, 2004, we refinanced a pool of seven cross-collateralized mortgages totaling $219.4 million with a $220.0 million variable-rate term loan. The original mortgages would have matured on December 15, 2004 and had an effective interest rate of 7.06% including the effect of an interest rate protection agreement on $48.1 million of variable-rate debt. The collateralized term loan bore interest at LIBOR plus 80 basis points. On June 30, 2004, we refinanced the term loan with individually secured fixed-rate mortgages on six of the seven original mortgages totaling $290.0 million. The mortgages have a maturity date of July 1, 2014 and have a weighted average interest rate of 5.90%. One of the Properties was unencumbered as part of this refinancing.

            On July 1, 2004, we paid off, with available working capital, two mortgages encumbering one consolidated Property that were scheduled to mature on January 1, 2005. The first mortgage had a balance of $41.1 million, and bore interest at a fixed rate of 8.45%. The second mortgage had a balance of $14.9 million, and bore interest at a fixed rate of 6.81%.

            On July 12, 2004, we refinanced a consolidated Property with a $73.0 million, 5.84% fixed rate mortgage that matures on August 1, 2014. The balance of the previous mortgage was $47.0 million, bore interest at a variable rate of LIBOR plus 275 basis points and was scheduled to mature on July 1, 2005.

            On July 28, 2004, we refinanced a consolidated Property with a $86.0 million, 5.65% fixed rate mortgage that matures on August 11, 2014. The balance of the previous mortgage was $45.0 million, bore interest at a variable rate of LIBOR plus 150 basis points and was scheduled to mature on June 12, 2005.

            Summary of Financing

            Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2004	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2003	Effective Weighted Average Interest Rate
Fixed Rate	$9,738,449	6.36%	$8,499,750	6.71%
Variable Rate	1,289,509	2.66%	1,766,638	2.61%

	$11,027,958	5.92%	$10,266,388	6.00%

            As of September 30, 2004, we had interest rate cap protection agreements on $209.5 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $48.1 million of consolidated variable rate debt. In addition, we hold €150 million of notional amount fixed rate swap agreements that have a weighted average pay rate of 2.12% and a weighted average receive rate of 2.08% at September 30, 2004. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average pay rate of 2.13% and a weighted average receive rate of 3.72% at September 30, 2004. As of September 30, 2004, the net effect of these agreements effectively converted $136.9 million of fixed rate debt to variable rate debt. As of December 31, 2003, the net effect of these agreements effectively converted $237.0 million of fixed rate debt to variable rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2003, as previously disclosed in our 2003 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of September 30, 2004 for the remainder of 2004 and subsequent years thereafter (dollars in thousands):

	2004	2005 – 2006	2007 – 2009	After 2009	Total
Long Term Debt
Consolidated (1)	$153,559	$1,877,171	$4,050,168	$4,944,065	$11,024,963

Pro rata share of Long Term Debt:
Consolidated (2)	$151,736	$1,871,803	$3,954,199	$4,823,775	$10,801,513
Joint Ventures (2)	33,177	905,442	718,562	996,357	2,653,538

Total Pro Rata Share of Long Term Debt	$184,913	$2,777,245	$4,672,761	$5,820,132	$13,455,051

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $2,995.
(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

            We expect to meet our 2004 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We also expect to have the ability and financial resources to meet all future long-term obligations. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each instrument.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2004, we have guaranteed or have provided letters of credit to support $54.5 million of our total $2.7 billion share of joint venture mortgage and other indebtedness presented in the table above.

            Acquisitions and Dispositions

            Acquisitions.    The acquisition of high quality individual properties or portfolios of properties are an integral component of our growth strategies. During the first nine months of 2004, we acquired two Properties consisting of one regional mall and one community center. In addition, we purchased additional ownership interests in two regional malls and one community center.

            On October 14, 2004, we acquired all of the outstanding common stock of Chelsea Property Group, Inc. ("Chelsea") and the limited partner units of its operating partnership subsidiary in a transaction valued at approximately $5.1 billion, including the assumption of debt. Chelsea has interests in 60 premium outlet and other shopping centers containing 16.6 million square feet of gross leasable area in 31 states and Japan.

            Chelsea common shareholders received consideration of $36.00 per share for each share of Chelsea's common stock in cash, a fractional share of 0.2936 of Simon Property's common stock, and a fractional share of 0.3000 of Simon Property's 6% Series I convertible perpetual preferred stock. Accordingly, we issued a like number of common preferred units to Simon Property.

            The holders of Chelsea's operating partnership subsidiary's limited partnership common units exchanged their units for (i) a fractional share of 0.6459 of our common units, and (ii) a fractional share of 0.6600 of our 6.00% Series I Convertible Perpetual Preferred Units.

            We funded the cash portion of this acquisition with a $1.8 billion unsecured acquisition term loan facility (the "Acquisition Facility"). The Acquisition Facility bears interest at LIBOR plus 55 basis points and provides for variable grid pricing based upon our corporate credit rating. The Acquisition Facility has a maturity date of October 12, 2006 and requires minimum principal repayments in three equal installments after twelve months, eighteen months, and at maturity.

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

            Dispositions.    As part of our strategic plan to own quality retail real estate we continue to pursue the sale of Properties, under the right circumstances, that no longer meet our strategic criteria. During the first nine months of 2004 we disposed of three non-core Properties that no longer meet our strategic criteria. These Properties consisted of two regional malls and one community center. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations.

            Development Activity

            New Developments.    The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost		Our Share of Construction in Progress		Estimated Opening Date
Under construction
Clay Terrace	Carmel, IN	570,000	$100.3	$50.2		$40.5		October 16, 2004
St. Johns Town Center	Jacksonville, FL	1,500,000	125.9	107.1	(b)	80.3	(b)	1st Quarter 2005
Wolf Ranch	Georgetown, TX	670,000	62.4	62.4		36.1		3rd Quarter 2005
Coconut Point	Bonita Springs, FL	1,200,000	178.2	89.1		24.3		4th Quarter 2005	(c)
Firewheel Center	Garland, TX	785,000	97.8	97.8		43.4		4th Quarter 2005

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

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction
Forum Shops at Caesars	Las Vegas, NV	175,000	$139.0	$139.0	$116.0	October 22, 2004
Aurora Mall	Aurora, CO	1,000,000	44.6	44.6	9.5	3rd Quarter 2006

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

            The agreements for the Operating Partnership's 34.7% interest in European Retail Enterprises, B.V. ("ERE") are structured to require us to acquire an additional 26.0% ownership interest over time. The future commitments to purchase shares from three of the existing shareholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitment is approximately $55 million to purchase shares of stock of ERE, assuming that the three existing shareholders exercise their rights under put options. We expect these purchases to be made from 2006-2008.

            The carrying amount of our total equity method investments as of September 30, 2004 in European subsidiaries net of the related cumulative translation adjustment was $303.8 million, including subordinated debt in ERE. As of September 30, 2004, a total of 8 new developments or expansions are under construction that will add approximately 5.8 million square feet of GLA for a total net cost to the joint ventures of approximately €635 million, of which our share is approximately €164 million.

            Distributions

            The Board of Directors of Simon Property, acting as our general partner, declared and we paid a distribution of $0.65 per unit in the third quarter of 2004. We are required to make distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

            On May 5, 2004, the Board of Directors of Simon Property authorized a common stock repurchase program under which Simon Property may purchase up to $250 million of its common stock over the next twelve months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. In connection with these repurchases of common stock, we will concurrently repurchase an identical number of units from Simon Property. As of September 30, 2004, no shares of Simon Property common stock have been repurchased under this program.

            On October 4, 2004, we announced a partial quarterly distribution of $0.409783 per unit payable on November 30, 2004, subject to the completion of the merger with Chelsea. The purpose of this distribution is to align the payment time periods for the Operating Partnership and Chelsea. With the completion of the merger on October 14, 2004, the record date for the partial distribution is October 13, 2004.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures which affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 496,000 square feet of mall shop tenants during the first nine months of 2004. We expect 2004 to be similar to 2003 in terms of square feet lost to bankruptcies.

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

Item 3. Qualitative and Quantitative Disclosure About Market Risk

            Sensitivity Analysis.    A comprehensive qualitative and quantitative analysis regarding market risk is disclosed in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2003.

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

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            On June 4, 2004, GMAC Commercial Mortgage Corporation, in its capacity as servicer for the Trustee for registered certificate holders of Mall of America Capital Company LLC Miscellaneous Pass-Through Certificates ("MOA Mortgage Lender"), commenced an action in the United States District Court for the District of Minnesota seeking to enjoin Triple Five's purchase of our one-half partnership interest, alleging that the MOA Mortgage Lender has the right to consent to the purchase. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest, by which time the MOA Mortgage Lender had provided its consent to the transaction.

            We disagree with many aspects of the Order, the Ancillary Relief Order and the Net Profits Order. We have appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeals is complete and oral argument took place on October 18, 2004. The Eighth Circuit has denied our motion to stay pertinent provisions of the Order pending appeal. It is not, however, possible to provide an assurance of the ultimate outcome of the litigation.

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

            G.K. Las Vegas Limited Partnership v. Simon Property Group, Inc., et. al.    On or about August 27, 2004, G.K. Las Vegas Limited Partnership ("GKLV"), a former limited partner in Forum Developers Limited Partnership ("FDLP"), commenced an action in United States District Court, District of Nevada against, among others, us, certain members of the Simon family and entities allegedly controlled by us. The action arises out of FDLP's operation and expansion of Forum Shops at Caesar's Palace and GKLV's exercise of the "buy/sell right" in the FDLP partnership agreement. In the complaint GKLV alleges, among other things, a violation of the Nevada securities laws, violation of contractual and statutory fiduciary duties and violation of Federal and Nevada racketeering statutes. We intend to vigorously defend the litigation. Although it is not possible to provide an assurance of the ultimate outcome of the litigation or an estimate of the amount or range of potential loss, if any, we believe that the GKLV litigation will not have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits

10	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein. (incorporated by reference to Exhibit 10 of Simon Property's Form 10-Q filed November 8, 2004).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, INC. By: Simon Property Group, Inc., General Partner
/s/ Stephen E. Sterrett Stephen E. Sterrett, Executive Vice President and Chief Financial Officer
Date: November 15, 2004

QuickLinks

Part I — Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES