Form 10-K
period 2004-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2005-03-31
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES    ☒        NO    ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            N/A

            Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).            YES    ☐        NO    ☒

            Registrant had no publicly-traded voting equity as of June 30, 2004.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            Portions of Simon Property Group, Inc.'s Proxy Statement in connection with its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2004

Signatures	108

Part I

Item 1. Business

  Background

            Simon Property Group, L.P. (the "Operating Partnership") is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"). Simon Property is a self-administered and self-managed real estate investment trust ("REIT"). In this report, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls, Premium Outlet® centers and community shopping centers. As of December 31, 2004, we owned or held an interest in 296 income-producing properties in the United States, which consisted of 171 regional malls, 71 community shopping centers, 31 Premium Outlet centers and 23 other properties in 40 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). Our other Properties include retail space, office space, and/or hotel components. In addition, we also own interests in twelve parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (located in France, Italy, Poland and Portugal); four Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

            Our wholly-owned subsidiary, M.S. Management Associates, Inc. (the "Management Company"), provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure: the self-insured retention portion of our general liability program; the deductible associated with our workers' compensation programs; and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party insurers provide coverage above the insurance subsidiaries' limits.

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. In 2004, we completed a series of acquisitions that added to our overall Portfolio:

•
On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.

•
On April 1, 2004, we increased our ownership interest in Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of $16.5 million of debt.

•
On April 27, 2004, we increased our ownership interest in Bangor Mall and Montgomery Mall to approximately 67.6% and 54.4%, respectively, for approximately $67.0 million and the assumption of our $16.8 million share of debt.

•
On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million.

•
On October 14, 2004 we completed our acquisition of Chelsea Property Group, Inc. (Chelsea). The acquisition included 32 Premium Outlets in the United States, 4 Premium Outlets in Japan, 3 community centers, 21 other retail centers, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of our $1.5 billion share of debt.

•
On November 19, 2004 we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, to 37.6% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.

•
Finally, on December 15, 2004, we increased our ownership interest in Woodland Hills, located in Tulsa, Oklahoma, to approximately 94.5% for approximately $119.5 million, including the assumption of our $39.7 million share of debt.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality, higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. Generally, any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of our acquisitions and development and redevelopment activities.

            During 2004, we sold five non-core Properties, consisting of three regional malls, one community center and one Premium Outlet. The Properties and their dates of sale were:

•
Hutchinson Mall on June 15, 2004
•
Bridgeview Court on July 22, 2004
•
Woodville Mall on September 1, 2004
•
Santa Fe Premium Outlets on December 28, 2004
•
Heritage Park Mall on December 29, 2004

            In addition, on April 7, 2004, we sold a joint venture interest in a hotel property held by the Management Company. On April 8, 2004, we sold our joint venture interest in Yards Plaza, in Chicago, Illinois, and on August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota (see Item 3).

            The sales of these properties did not result in any significant gain or loss.

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

  Investment Policies

            Our primary business objectives are to increase Funds From Operations ("FFO") per unit, operating results and the value of our Properties while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

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

            We cannot assure you that we will achieve our business objectives.

            We develop and acquire properties to generate both current income and long-term appreciation in value. We do not limit the amount or percentage of assets that may be invested in any particular property or type of property or in any geographic area. We may purchase or lease properties for long-term investment or develop, redevelop, and/or sell our Properties, in whole or in part, when circumstances warrant. We participate with other entities in property ownership, through joint ventures or other types of co-ownership. These equity investments may be subject to existing mortgage financing and other indebtedness that have priority over our equity interest.

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a REIT under the Internal Revenue Code ("Code"). We do not currently intend to invest to a significant extent in mortgages or deeds of trust, however, we hold an interest in one Property through a mortgage note which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for Simon Property's REIT qualification under the Code. These REIT limitations mean that we cannot make an investment that would cause Simon Property's real estate assets to be less than 75% of its total assets. In addition, at least 75% of Simon Property's gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REIT's and, in certain circumstances, interest from certain types of temporary investments. At least 95% of Simon Property's income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

            Subject to these REIT limitations which apply to Simon Property, we may, along with Simon Property, invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

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

            If the Simon Property Board of Directors determines to seek additional capital, we may raise such capital through additional debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. Our ability to retain cash flows is subject to Code provisions applicable to Simon Property requiring REITs to distribute a certain percentage of their taxable income. We must also take into account taxes that would be imposed on undistributed taxable income. If the Simon Property Board of Directors determines to raise additional equity capital at the Operating Partnership level, it may as our general partner, without limited partner approval, issue additional units. The Simon Property Board of Directors may issue units in any manner and on such terms and for such consideration, as it deems appropriate. This may include issuing units in exchange for property. Such securities may be senior to the outstanding classes of our units. Such securities also may include additional classes of preferred units which may be convertible into units. Existing unitholders will have no preemptive right to purchase units in any subsequent offering of our securities. Any such offering could dilute a unitholder's investment in us.

            We anticipate that any additional borrowings would be made in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any of such indebtedness may be unsecured or may be secured by any or all of our assets or any existing or new property-owning partnership. Any such indebtedness may also have full or limited recourse to all or any portion of the assets of any of the foregoing. Although we may borrow to fund the payment of distributions, we currently have no expectation that we will regularly be required to do so.

            We may obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into equity interests or be accompanied by warrants to purchase equity interests. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for the following:

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
•
issuance of preferred units;
•
issuance of other securities; or
•
sale or exchange of ownership interests in Properties.

            The ability to offer units of limited partnership interest to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer the recognition of gain for tax purposes by the transferor. It may also be an advantage for us since certain transferors may be limited in the number of units that they may purchase.

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

            Typically, we invest in or form special purpose entities only to obtain permanent financing for Properties on attractive terms. Permanent financing for Properties is typically structured as a mortgage loan on one or a group of Properties in favor of an institutional third party or as a joint venture with a third party or as a securitized financing. For securitized financings, we are required to create special purpose entities to own the Properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated Properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing its affairs and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, the Simon Property Board of Directors has a Code of Business Conduct and Ethics which applies to all of its officers, directors, and employees. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon and DeBartolo families. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

            The sale of any property may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, the Simon Property charter requires that at least six of the independent directors may authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with the Code requirements applicable to Simon Property, unless the Simon Property Board of Directors determines that it is no longer in our best interests to qualify as a REIT. The Simon Property Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units of our equity interests or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our shares or any other securities. We may engage in such activities in the future. We may also repurchase units of our common stock subject to Board approval. We have not made loans to persons, including Simon Property's officers and directors. It is our policy to not make any loans to Simon Property's directors and executive officers for any purpose and all loans previously made to current executive officers have been repaid in full. We may make loans to the Management Company and to joint ventures in which we participate.

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
•
negotiating leases that allow us to recover from our tenants the majority of our property operating, real estate tax, repairs and maintenance, and advertising and promotion expenditures; and
•
executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

            Management.    We draw upon our expertise gained through management of a geographically diverse Portfolio, nationally recognized as comprising high quality retail and other Properties. In doing so, we seek to maximize cash flow through a combination of:

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

            We manage substantially all our Properties held as joint venture Properties and as a result we derive revenues from management fees and other services.

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from other sources, including:

•
Simon Brand Venture ("Simon Brand") obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies as well as the sale of bank-issued gift cards under the Simon brand.
•
Simon Business Network ("Simon Business") revenues are derived from the offering of products and property operating services, resulting from its relationships with vendors, to our tenants and others. These services include such items as waste handling, facility services, and energy services, as well as major capital expenditures such as roofing, parking lots and energy systems.

            We also generate other revenues through the sale or lease of land adjacent to our Properties commonly referred to as "outlots" or "outparcels."

            International Expansion.    Our investments in Europe, Japan, Mexico, and Canada are currently conducted through joint ventures. In Europe, we have investments in partnerships with LaRinacante/Auchan and Argo/Peabody (known as Gallerie Commercialai Italia ("GCI") and European Retail Enterprises, B.V. ("ERE")). In Japan, our investments are in partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). Our Mexico investment is a joint venture with Sordo Madaleno y Asociados. We account for our European and international joint venture activities under the equity method of accounting as defined by accounting policies generally accepted in the United States.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our domestic Properties can be utilized in retail properties abroad. There are risks inherent in international operations that may be beyond our control including:

•
changes in foreign currency exchange rates;
•
declines in economic conditions abroad;
•
changes in foreign political environments; and
•
changes in applicable laws and regulations in the United States that affect foreign operations.

  Competition

            We consider our principal competitors to be seven other major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties are of the same type and are within the same market area as other competitive properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our Properties compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer retail products.

            We believe that our Portfolio is the largest, as measured by gross leasable area ("GLA"), of any publicly-traded retail REIT or partnership. In addition, we own or have an interest in more regional malls than any other publicly-traded REIT or partnership. We believe that we have a competitive advantage in the retail real estate business as a result of:

•
the size, quality and diversity of our Properties;
•
our management and operational expertise;
•
our extensive experience and relationships with retailers and lenders;
•
our mall marketing initiatives and consumer focused strategic corporate alliances; including those developed by Simon Brand and Simon Business; and
•
our ability to use our size to reduce the total occupancy cost of our tenants.

            Our size reduces our dependence upon individual retail tenants. Approximately 3,800 different retailers occupy more than 24,400 stores in our Properties and no retail tenant represents more than 4.0% of our Properties' total minimum rents.

  Environmental Matters

            General Compliance.    We believe that the Portfolio is in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. Nearly all of the Portfolio have been subjected to Phase I or similar environmental audits (which generally involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants. Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations. We cannot assure you that:

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

            Mold Management.    From time to time, during normal maintenance activities, increased levels of moisture may be found in building materials and mechanical systems. When this occurs, the source of the moisture (typically, due to a plumbing system malfunction or weather related damage) is corrected and the impact to building operations is assessed. When active mold growth is reasonably suspected or identified, the services of environmental professionals are utilized to evaluate and address the situation appropriately.

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

            Properties to be Developed or Acquired.    Land held for mall development or that may be acquired for development may contain residues or debris associated with the use of the land by prior owners or third parties. In certain instances, such residues or debris could be or could contain hazardous wastes or hazardous substances. Prior to exercising any option to acquire properties, we typically conduct environmental due diligence consistent with acceptable industry standards.

  Certain Activities

            During the past three years, we have:

•
issued 14,336,846 units to Simon Property upon the conversion of Series A and B preferred units;
•
issued 19,375 units to Simon Property in lieu of preferred dividends on Series A preferred units;
•
issued 7,248,369 units to Simon Property upon the exchange of common units of limited partnership interest for common stock of Simon Property;
•
issued 803,341 units to other partners upon the conversion of preferred units of limited partnership interest in the Operating Partnership;
•
issued 9,000,000 units in 2002 for $321 million.
•
issued 251,096 7.5% Cumulative Redeemable Preferred Units in 2003 for $25.1 million.
•
repurchased 317,300 units in 2004 for $20.4 million.
•
issued 725,367 restricted units to Simon Propety, net of forfeitures, in exchange for a like number of shares issued under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 1,798,396 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 4,652,232 units to limited partners and 12,978,795 common units to Simon Property in the Chelsea acquisition;
•
issued 3,328,540 Series H preferred units in 2003 and repurchased 3,250,528 units in 2003 and 78,012 units in 2004;
•
issued and subsequently converted for cash 1,156,039 Series D preferred units in 2004;
•
redeemed 1,000,000 Series E preferred units;
•
issued 4,753,794 Series I preferred units to Chelsea limited partners and 13,261,712 Series I preferred units to Simon Property in the Chelsea acquisition;
•
issued 796,948 Series J preferred units to Simon Property in the Chelsea acquisition;
•
borrowed a maximum amount of $743.0 million under our $1.25 billion unsecured revolving credit facility; the outstanding amount of borrowings under this facility as of December 31, 2004 was $425.0 million;
•
borrowed a maximum of $1.8 billion under an unsecured acquisition facility in connection with the Chelsea acquisition; the outstanding amount of borrowings under this facility as of December 31, 2004 was $1.8 billion;

•
borrowed a maximum of $600 million under a $600 million 12-month acquisition credit facility taken out in connection with the Rodamco acquisition; this acquisition credit facility was paid off during the third quarter of 2002;
•
not made loans to other entities or persons, including Simon Property's officers and directors, other than to the Management Company and certain officers to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full and our Code of Conduct prohibits us from making any further loans to officers and directors;
•
not invested in the securities of other issuers for the purpose of exercising control, other than in real estate;
•
not underwritten securities of other issuers;
•
not engaged in the purchase and sale or turnover of investments; and
•
provided annual reports containing financial statements certified by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

  Employees

            At February 25, 2005 we and our affiliates employed approximately 4,600 persons at various properties and offices throughout the United States, of which approximately 1,590 were part-time. Approximately 916 of these employees were located at our corporate headquarters in Indianapolis, IN and 151 were located at the Chelsea offices in Roseland, NJ.

  Corporate Headquarters

            Our corporate headquarters are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

  Available information

            Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the About Simon /Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

  Executive Officers of the Registrant

            The following table sets forth certain information with respect to the executive officers of Simon Property, the general partner of the Operating Partnership, as of December 31, 2004.

Name	Age	Position
Melvin Simon (1)	78	Co-Chairman
Herbert Simon (1)	70	Co-Chairman
David Simon (1)	43	Chief Executive Officer
Richard S. Sokolov	55	President and Chief Operating Officer
Hans C. Mautner	67	Chairman, Simon Global Limited and President, International Division
Gary L. Lewis	46	Executive Vice President — Leasing
Stephen E. Sterrett	49	Executive Vice President and Chief Financial Officer
J. Scott Mumphrey	53	Executive Vice President — Property Management
John Rulli	48	Executive Vice President — Chief Operating Officer — Operating Properties
James M. Barkley	53	General Counsel; Secretary
Andrew A. Juster	52	Senior Vice President and Treasurer

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

            Mr. Lewis is the Executive Vice President — Leasing of Simon Property. Mr. Lewis joined Melvin Simon & Associates ("MSA") in 1986 and held various positions with MSA and Simon Property prior to becoming Executive Vice President in charge of Leasing of Simon Property in 2002.

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

            Mr. Rulli serves as Simon Property's Executive Vice President — Chief Operating Officer—Operating Properties and served as Executive Vice President and Chief Administrative Officer for the majority of 2003. He joined MSA in 1988 and held various positions with MSA before becoming Simon Property's Executive Vice President in 1993 and Chief Administrative Officer in 2000. In December 2003, he was appointed to Executive Vice President — Chief Operating Officer — Operating Properties.

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

Item 2. Properties

  United States Properties

            Our Properties primarily consist of regional malls, Premium Outlets, community shopping centers, and other properties. Our Properties contain an aggregate of approximately 202 million square feet of GLA, of which we own approximately 121 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2004 were approximately $48 billion.

            Regional malls generally contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 171 regional malls range in size from approximately 200,000 to 2.6 million square feet of GLA, with all but four regional malls over 400,000 square feet. Our regional malls contain in the aggregate more than 18,200 occupied stores, including approximately 700 anchors, which are mostly national retailers. Our regional mall totals include certain life-style centers when the center contains a traditional department store anchor.

            Community shopping centers are generally unenclosed and smaller than regional malls. Our 71 community shopping centers generally range in size from approximately 50,000 to 950,000 square feet of GLA. Community shopping centers generally are of three types. First, we own "power centers" that are designed to serve a larger trade area and contain at least two anchors, and usually as many as 5 to 7 other tenants, that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. Second, we own traditional community centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we also own open air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall. Our community center totals also include life-style centers when the center does not contain a traditional department store anchor.

            Premium Outlets generally contain a wide variety of retailers located in open-air manufacturer's outlet centers. Our 31 Premium Outlets range in size from approximately 75,000 to 840,000 square feet of GLA. The Premium Outlets are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, and Dallas; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

            We also have interests in 23 other Properties, which are comprised of retail and office Properties. The other Properties range in size from approximately 60,000 to 819,000 square feet of GLA. Two of these Properties contain primarily office space. The combined office and other Properties total less than 3.5% of our total GLA and no more than 2% of our total operating income before depreciation.

            The following table provides data as of December 31, 2004:

	Regional Malls	Premium Outlets®	Community Centers	Other
% of total annualized base rent	80.0%	10.5%	5.5%	4.0%
% of total GLA	81.6%	5.7%	9.3%	3.4%
% of Owned GLA	73.9%	9.5%	11.1%	5.5%

            As of December 31, 2004, approximately 92.7% of the Mall and Freestanding Owned GLA in regional malls and the retail space of the other Properties was leased, approximately 99.3% of Owned GLA in the Premium Outlets was leased and approximately 91.9% of Owned GLA in the community shopping centers was leased.

            We own 100% of 209 of our 296 Properties, control 20 Properties in which we have a joint venture interest, and hold the remaining 67 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 287 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlets, and community centers located in the United States as of December 31, 2004.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	69.9%	426,315	212,897		639,212	Sears, JCPenney, Famous-Barr
2.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	87.3%	404,394	212,667		617,061	JCPenney, Belk Ladies & Children, Belk Men's, Home Store
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	82.7%	229,011	213,381		442,392	Belk, JCPenney, Sears
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	93.5%	191,395	310,546	(19)	501,941	Marshalls, Home Depot, Linens-N-Things, Filene's Basement
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	97.8%	—	206,591		206,591	Border Books & Music, Cheesecake Factory, Tiffany
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	95.8%	417,620	174,366		591,986	Filene's, Filene's Home Store, Sears
7.	Aurora Mall	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	79.8%	611,637	418,551		1,030,188	JCPenney, Foley's, Foley's Mens & Home, Sears, Dillard's (6)
8.	Aventura Mall (5)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	98.1%	1,242,098	662,423		1,904,521	Macy's, Sears, Bloomingdales, JCPenney, Burdines-Macy's
9.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	95.3%	754,956	362,554		1,117,510	Belk, Dillard's, JCPenney, Parisian, Sears
10.	Bangor Mall	ME	Bangor	Fee	66.4	% (15)	Acquired 2003	87.5%	416,582	236,753		653,335	Dick's Sporting Goods, JCPenney, Hannafords, Filene's, Sears
11.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.6%	922,266	507,906		1,430,172	Dillard's Womens & Home, Dillard's Mens & Children, Foley's, Sears, Nordstrom, JCPenney
12.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	98.5%	770,111	423,399		1,193,510	Dillard's Women, Dillard's Mens, Children & Home, Famous-Barr, Sears, JCPenney, Steve & Barry's
13.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	96.6%	447,508	268,378		715,886	Younkers, Elder-Beerman, Kohl's, ShopKo
14.	Biltmore Square	NC	Asheville	Fee	100.0%		Built 1989	73.5%	242,576	251,285		493,861	Belk, Dillard's, Proffitt's
15.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	100.0%	338,567	328,698		667,265	Hecht's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy
16.	Boynton Beach Mall	FL	Boynton Beach (W. Palm Beach)	Fee	100.0%		Built 1985	94.6%	883,720	299,843		1,183,563	Burdines-Macy's, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney
17.	Brea Mall	CA	Brea (Orange County)	Fee	100.0%		Acquired 1998	98.5%	874,802	442,557		1,317,359	Macy's, JCPenney, Robinson-May, Nordstrom, Sears
18.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	95.6%	427,730	189,388		617,118	Dillard's, JCPenney, Sears
19.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	96.4%	467,626	301,415		769,041	Macy's, JCPenney, Barnes & Noble
20.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	99.0%	836,236	410,439		1,246,675	Macy's, Lord & Taylor, Filene's, Sears
21.	Cape Cod Mall	MA	Hyannis (Barnstable — Yarmouth)	Ground Leases (2009-2073) (7)	49.1	% (4)	Acquired 1999	100.0%	420,199	303,966		724,165	Macy's, Filene's, Marshalls, Sears, Best Buy, Barnes & Noble
22.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.0%	1,105,913	363,264		1,469,177	Dick's Sporting Goods, L.S. Ayres, Lazarus-Macy's, JCPenney, Sears, Von Maur

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
23.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	85.3%	831,439	454,993	(19)	1,286,432	Steve & Barry's, Dick's Sporting Goods, JCPenney, Kaufmann's, Sears, Kaufmann's Furniture Galleries
24.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	100.0%	381,153	191,236		572,389	Belk Womens & Children, Belk Mens & Home, JCPenney, Sears
25.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	91.5%	213,320	218,646		431,966	Sears, JCPenney, The Bon Ton, Office Max
26.	Cheltenham Square	PA	Philadelphia	Fee	100.0%		Built 1981	92.3%	368,266	271,394		639,660	Burlington Coat Factory, Home Depot, Value City, Shop Rite
27.	Chesapeake Square	VA	Chesapeake (Norfolk-VA Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	96.3%	537,279	271,291		808,570	Dillard's Women, Dillard's Mens, Children & Home, JCPenney, Sears, Hecht's, Target
28.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2005) (7)	100.0%		Built 1974	95.8%	793,716	399,387		1,193,103	Dillard's Womens & Furniture, Dillard's Mens, Children & Home, JCPenney, Foley's, Sears
29.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4)	Built 1995	85.2%	350,000	441,037 (19)		791,037	Nordstrom, Parisian
30.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	93.8%	356,887	235,197		592,084	Sears, L.S. Ayres, Target, Dick's Sporting Goods (6), Linens-N-Things (6), Pier One (6)
31.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	96.4%	408,052	333,727		741,779	Sears, JCPenney, Bon-Macy's, Bon-Macy's Mens & Children, Toys ‘R Us
32.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.3%	104,332	1,108,133	(19)	1,212,465	Nieman Marcus, Barney's (6)
33.	Coral Square	FL	Coral Springs (Miami-Ft. Lauderdale)	Fee	97.2%		Built 1984	96.2%	648,144	296,873		945,017	Dillard's, JCPenney, Sears, Burdines-Macy's Mens, Children & Home, Burdines-Macy's Women
34.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	89.3%	437,477	395,875		833,352	Parisian, Dillard's Men, Dillard's Women, Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less (6)
35.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	91.5%	631,556	410,124		1,041,680	Dillard's, Foley's, JCPenney, Mervyn's, Sears
36.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	78.9%	609,669	248,841		858,510	Dillard's, Sears, Younkers, Target (6)
37.	Crystal Mall	CT	Waterford (New London-Norwich)	Fee	74.6	% (4)	Acquired 1998	94.9%	442,311	351,515		793,826	Macy's, Filene's, JC Penney, Sears
38.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	89.5%	302,495	121,847		424,342	JCPenney, Sears, Belk, Kmart
39.	Dadeland Mall	FL	N. Miami Beach	Fee	50.0	% (4)	Acquired 1997	97.7%	1,132,072	335,565		1,467,637	Saks Fifth Avenue, Nordstrom, JCPenney, Burdines-Macy's, Burdines-Macy's Children & Home, The Limited/Express
40.	DeSoto Square	FL	Bradenton (Sarasota-Bradenton)	Fee	100.0%		Built 1973	92.1%	435,467	254,786		690,253	JCPenney, Sears, Dillard's, Burdines-Macy's
41.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	95.3%	532,955	365,956		898,911	JCPenney, Famous Barr, Lazarus-Macy's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
42.	Eastland Mall	OK	Tulsa	Fee	100.0%		Built 1986	53.6%	435,843	264,841		700,684	Dillard's, Mervyn's, Mickey's, Buyer's Bargains, (8)
43.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	93.0%	742,667	299,622		1,042,289	Dillard's, JCPenney, Sears, Burdines-Macy's Mens, Children & Home, Burdines-Macy's Women
44.	Emerald Square	MA	North Attleboro (Providence — Fall River)	Fee	49.1	% (4)	Acquired 1999	98.0%	647,372	374,011		1,021,383	Filene's, Filene's Home Store, JCPenney, Sears, Filene's Mens Store (6)
45.	Empire Mall (5)	SD	Sioux Falls	Fee and Ground Lease (2013) (7)	50.0	% (4)	Acquired 1998	88.2%	497,341	551,245		1,048,586	JCPenney, Younkers, Sears, Richman Gordman, Marshall Field's
46.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.4%	472,729	518,046	(19)	990,775	Macy's, Nordstrom
47.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	96.8%	249,721	398,403	(19)	648,124	Parisian, Saks Fifth Avenue, Crate & Barrel (6)
48.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.6%	1,053,305	654,697		1,708,002	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Robinsons-May, Saks Fifth Avenue
49.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	97.6%	1,232,416	615,508		1,847,924	Dillard's, JCPenney, Lord & Taylor (16), Saks Fifth Avenue, Sears, Burdines-Macy's, Nordstrom
50.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	83.1%	327,260	173,393		500,653	JCPenney, Kohl's, Younkers, Sears
51.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.9%	—	635,741		635,741
52.	Galleria, The	TX	Houston	Fee	31.5	% (4)	Acquired 2002	92.6%	1,300,466	1,102,436		2,402,902	University Club, Neiman Marcus, Lord & Taylor (16), Macy's, Saks Fifth Avenue, Nordstrom, Foley's
53.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	93.7%	500,809	546,249		1,047,058	JCPenney, Sears, Boscov's, Kohls
54.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	85.4%	879,300	422,727		1,302,027	Dillard's Men, Dillard's Women, Kaufmann's, JCPenney, Sears
55.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009) (7)	49.1	% (4)	Acquired 1999	93.4%	132,634	298,703	(19)	431,337	Marshalls, T.J. Maxx ‘N More, Best Buy
56.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	95.2%	909,928	414,737		1,324,665	JCPenney, Lazarus-Macy's, L.S. Ayres, Sears, Von Maur, Dick's Sporting Goods
57.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	95.6%	461,852	292,059		753,911	Sears, Dillard's, JCPenney, Burdines-Macy's, Best Buy, Linens-N-Things
58.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	86.3%	843,609	434,067		1,277,676	Parisian, Rich's-Macy's, JCPenney, Sears, (8)
59.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017) (7)	100.0%		Acquired 1998	95.8%	902,400	330,255		1,232,655	Rich's-Macy's, Sears, Dillard's, JCPenney, Belk
60.	Highland Mall (5)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	90.2%	732,000	359,671		1,091,671	Dillard's Women & Home, Dillard's Mens & Children, Foley's, JCPenney
61.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.8%	499,284	521,445		1,020,729	Dillard's, Sears, The Jones Store Co.
62.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	86.8%	445,552	302,456		748,008	Sears, JCPenney, Dillard's, Burdines-Macy's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
63.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.0%	751,704	378,284		1,129,988	Dillard's, Dillard's Home Center, Foley's, JCPenney, Sears, Bealls
64.	Irving Mall	TX	Irving (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	97.4%	722,049	408,688		1,130,737	Foley's, Dillard's, Mervyn's, Sears, Circuit City, Burlington Coat Factory (6)
65.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	97.2%	310,095	276,709		586,804	Macy's, Sears, H&M
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	83.0%	597,028	383,830		980,858	Dillard's, JCPenney, Proffitt's, Sears, The Rush
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	98.3%	776,397	426,765		1,203,162	JCPenney, Foley's Home Store, Foley's, Dillard's, Sears, Bealls, Joe Brand
68.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	87.1%	937,223	270,158		1,207,381	L.S. Ayres, Sears, Burlington Coat Factory, Steve & Barry's, (8)
69.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	98.5%	536,500	330,736		867,236	Macy's, JCPenney, Sears
70.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	% (4)	Acquired 1998	84.2%	296,037	264,777		560,814	JCPenney, Sears, Belk, Target
71.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	92.2%	745,179	355,463		1,100,642	Dillard's, Foley's, Sears, JCPenney, Mervyn's
72.	Lehigh Valley Mall	PA	Whitehall (Allentown — Bethlehem)	Fee	37.6	% (4) (15)	Acquired 2003	94.4%	564,353	494,641	(19)	1,058,994	JCPenney, Macy's, Strawbridge's
73.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	92.3%	821,356	663,328		1,484,684	Neiman Marcus, Rich's-Macy's, Bloomingdale's
74.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.9%	498,000	359,075		857,075	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Shop Rite, Best Buy, Staples
75.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	92.1%	541,861	204,014		745,875	Elder-Beerman, Sears, Lazarus- Macy's, JCPenney
76.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	96.9%	220,830	200,632		421,462	Kohl's, Carson Pirie Scott
77.	Lindale Mall (5)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	86.7%	305,563	386,975		692,538	Von Maur, Sears, Younkers, (8)
78.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	97.1%	616,128	363,898		980,026	Macy's, Sears, Lord & Taylor
79.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	82.5%	402,843	209,983		612,826	Dillard's, Dillard's Men, JCPenney, Sears, Beall's
80.	Mall at Chestnut Hill, The	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	97.5%	297,253	180,946		478,199	Bloomingdale's, Filene's
81.	Mall at Rockingham Park	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	99.1%	638,111	382,046		1,020,157	Macy's, Filene's, JCPenney, Sears
82.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0	% (4)	Built 1999	92.5%	1,069,590	715,774		1,785,364	JCPenney, Dick's Sporting Goods, Nordstrom, Dillard's, Lord & Taylor (16), Rich's-Macy's, Barnes & Noble, Haverty's Furniture
83.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	97.8%	444,889	362,010		806,899	JCPenney, Filene's, Sears, Best Buy, A.C. Moore (6)
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	96.5%	588,822	339,302		928,124	Sears, Marshall Field's, Kohl's, Barnes & Noble, JCPenney (6)
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	94.4%	273,094	142,149		415,243	Lazarus-Macy's, Sears, Target

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
86.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032) (10)	100.0%		Built 1973	97.5%	554,156	222,340		776,496	Sears, Dillard's, JCPenney, M.M. Cohn
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	88.4%	471,173	258,729		729,902	Dillard's Mens, Children & Home, Dillard's Women, JCPenney, Burdines-Macy's, Dick's Sporting Goods (6), Circuit City (6)
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	94.5%	527,591	755,332	(19)	1,282,923	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble
89.	Mesa Mall (5)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	86.2%	425,817	440,141		865,958	Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Metrocenter	AZ	Phoenix	Fee	50.0	% (4) (18)	Acquired 1998	90.3%	876,027	515,946		1,391,973	Macy's, Dillard's, Robinsons-May, JCPenney, Sears
91.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	95.0%	783,308	293,366		1,076,674	Sears, Dillard's, JCPenney, Burdines-Macy's Mens & Home, Burdines-Macy's Women & Children
92.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.6%	339,113	278,980		618,093	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Beall's, Ross Dress for Less
93.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	96.5%	429,508	379,651		809,159	JCPenney, Sears, Younkers, Barnes & Noble, DSW
94.	Montgomery Mall	PA	Montgomeryville (Philadelphia)	Fee	53.5	% (15)	Acquired 2003	91.9%	684,855	435,540		1,120,395	JCPenney, Macy's, Sears, Strawbridge's
95.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	99.5%	435,756	214,360		650,116	JCPenney, L.S. Ayres, Sears, Elder Beerman
96.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	90.5%	583,711	332,903		916,614	Macy's, Boscov's, Sears
97.	North East Mall	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1971	97.3%	1,194,589	467,610		1,662,199	Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's
98.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (12)	Built 1990	75.0%	310,994	247,535		558,529	Sears, JC Penney, Carson Pirie Scott Womens, Carson Pierie Scott Mens, Children & Home
99.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	94.1%	688,391	297,324		985,715	Nordstrom, JCPenney, Gottschalks, Bon-Macy's, Toys ‘R Us
100.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	96.2%	665,745	297,027		962,772	Parisian, Rich's-Macy's, Sears, JCPenney
101.	NorthPark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	84.7%	651,533	425,218		1,076,751	Von Maur, Younkers, Dillard's, JCPenney, Sears
102.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	91.2%	989,277	697,782		1,687,059	Macy's, Filene's, JCPenney, Lord & Taylor, Sears, Filene's Basement
103.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	96.7%	472,969	223,816		696,785	Famous Barr, JCPenney, Sears
104.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	97.9%	535,000	318,098	(19)	853,098	Dillard's, Goldsmith's-Macy's, Dillard's Mens,
105.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	96.1%	534,180	389,232		923,412	Dillard's, JCPenney, Sears, Belk

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
106.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.2%	773,295	436,343		1,209,638	JCPenney, Marshall Field's, Sears, Carson Pirie Scott
107.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2%	(15)	Acquired 2003	89.9%	762,558	503,488	(19)	1,266,046	J.C. Penney, Sears, Strawbridge's, Macy's
108.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	94.4%	387,378	166,851		554,229	JCPenney, Sears, Belk, Burdines-Macy's
109.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	96.0%	749,288	334,919		1,084,207	Dillard's, JCPenney, Sears, Burdines-Macy's, Borders, DSW
110.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.2%	588,137	443,798		1,031,935	Foley's, JCPenney, Dillard's Womens, Dillard's Mens, Children & Home
111.	Pheasant Lane Mall	NH	Nashua (Boston)	(14)		(14)	Acquired 2002	98.2%	675,759	313,478		989,237	Macy's, Filene's, JC Penney, Sears, Target
112.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	87.5%	472,385	346,801		819,186	Parisian, Saks Fifth Avenue, Nordstrom (6)
113.	Plaza & Court at King of Prussia, The	PA	King of Prussia (Philadelphia)	Fee	12.4%	(4) (15)	Acquired 2003	96.8%	1,545,812	1,074,658	(19)	2,620,470	Macy's, Bloomingdale's, J.C. Penney, Sears, Strawbridge's, Nordstrom, Neiman Marcus, Lord & Taylor
114.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		2004	94.4%	504,796	608,089	(19)	1,112,885	JCPenney, Pueblo Xtra, Sears
115.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Ground Lease (2064)	80.0%	(12)	Built 1989	87.4%	458,554	321,871		780,425	Dillard's, JCPenney, Beall's, Sears, Burdines-Macy's, DSW
116.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025) (7)	100.0%		Built 1972	91.2%	644,124	178,697		822,821	Dillard's, JCPenney, Foley's, Sears
117.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0%	(4) (15)	Acquired 2003	94.9%	686,760	415,230		1,101,990	JCPenney, Lord & Taylor, Macy's, Sears
118.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018) (7)	100.0%		Built 1971	77.1%	691,230	226,323		917,553	Sears, (8)
119.	Richardson Square Mall	TX	Richardson (Dallas-Ft. Worth)	Fee	100.0%		Built 1977	80.2%	471,436	284,000		755,436	Dillard's, Sears, Super Target, Ross Dress for Less, Barnes & Noble
120.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	97.5%	685,251	331,752		1,017,003	Sears, JCPenney, Kaufmann's, Barnes & Noble, Steve & Barry's (6)
121.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	96.2%	834,588	545,236	(19)	1,379,824	Sears, JCPenney, Carson Pirie Scott, Marshall Field's
122.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	93.0%	786,626	462,881		1,249,507	Macy's, Lord & Taylor, JCPenney, Sears
123.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	75.5%	596,984	292,917		889,901	Sears, Dillard's, Foley's, JC Penney
124.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.7%	1,430,425	759,516		2,189,941	Macy's, Bloomingdale's, JCPenney, Nordstrom, Bloomingdale's Furniture, Dick's Sporting Goods
125.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	93.9%	827,015	406,764		1,233,779	Lazarus-Macy's, JCPenney, Sears, Kaufmann's, Media Play, DSW Shoe Warehouse
126.	Rushmore Mall (5)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	90.8%	470,660	364,948		835,608	JCPenney, Sears, Herberger's, Hobby Lobby, Target
127.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.0%	428,258	269,950		698,208	Macy's, Mervyn's, Sears
128.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4) (2)	Built 1995	87.3%	768,798	384,803		1,153,601	McRae's, Burdine's-Macy's, Dillard's, Sears, JCPenney

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
129.	Shops at Mission Viejo Mall, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	100.0%	677,215	472,409		1,149,624	Macy's, Saks Fifth Avenue, Robinsons-May, Nordstrom
130.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4) (2)	Built 1999	87.8%	—	514,974		514,974	Niketown, Barnes & Noble, Gameworks, Virgin Megastore, Z Gallerie, LA Fitness
131.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	93.0%	902,595	455,084		1,357,679	Macy's, Sears, JCPenney, H&M
132.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	96.2%	538,843	371,338		910,181	Filene's, Sears, JCPenney, Linens-N-Things
133.	Source, The	NY	Westbury (New York)	Fee	25.5	% (4) (2)	Built 1997	92.1%	210,798	516,283		727,081	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal (6)
134.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	83.0%	655,987	457,939		1,113,926	Sears, Kaufmann's, Lazarus-Macy's, Barnes & Noble (6)
135.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.3%	847,603	615,019		1,462,622	Macy's, Filene's, Lord & Taylor, Sears
136.	Southern Hills Mall (5)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	83.0%	372,937	431,254		804,191	Younkers, Sears, Sheel's Sporting Goods, JCPenney, Barnes & Noble
137.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	95.1%	811,858	386,481		1,198,339	Dillard's, JCPenney, Sears, Kaufmann's
138.	Southgate Mall	AZ	Yuma	Fee	100.0%		Acquired 1988	97.2%	252,264	68,850		321,114	Sears, Albertson's, (8)
139.	Southpark Mall	IL	Moline (Davenport — Moline)	Fee	50.0	% (4)	Acquired 1998	84.8%	578,056	447,879		1,025,935	JCPenney, Younkers, Sears, Von Maur, Dillard's
140.	SouthPark Mall	NC	Charlotte	Fee & Ground Lease (2040) (11)	100.0%		Acquired 2002	94.1%	964,742	456,171		1,420,913	Nordstrom, Hecht's, Belk, Dillard's, Dick's Sporting Goods, Neiman Marcus (6), Joseph Beth Booksellers (6)
141.	SouthRidge Mall (5)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	65.9%	497,806	504,332		1,002,138	Sears, Younkers, JCPenney, Target, (8)
142.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	98.2%	540,101	324,558		864,659	Filene's, Sears, Best Buy, T.J. Maxx N More, Filene's Basement, Gold's Gym, Best Buy, Dick's Sporting Goods (6)
143.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	94.8%	631,602	353,951		985,553	Sears, JCPenney, Kohl's, Hecht's, Hecht's Home Store, Dick Sporting Goods
144.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	95.5%	849,153	530,563	(19)	1,379,716	Macy's, Neiman Marcus, Nordstrom, Bloomingdales, Macy's Men's Store
145.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	94.4%	432,936	331,302		764,238	Dillard's Women & Children, Dillard's Mens & Home, Kaufmann's
146.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	90.9%	575,837	342,052		917,889	Mervyn's, Sears, Dillard's Women & Children, Dillard's Mens & Home, Foley's
147.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	95.7%	924,045	415,754		1,339,799	Nordstrom, Sears, JCPenney, Bon-Macy's, Mervyn's, Davids Bridal

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
148.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.7%	537,790	322,291	860,081	L.S. Ayres, Dick's Sporting Goods, JCPenney, Sears, Kohl's, H.H. Gregg
149.	Town Center at Boca Raton	FL	Boca Raton (W. Palm Beach)	Fee	100.0%		Acquired 1998	99.6%	1,067,197	493,062	1,560,259	Saks Fifth Avenue, Nordstrom, Bloomingdale's, Sears, Burdines-Macy's, Neiman Marcus (6)
150.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	93.2%	851,346	422,138	1,273,484	Rich's-Macy's, Parisian, Sears, JCPenney, Rich's-Macy's Furniture
151.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	93.7%	779,490	389,676	1,169,166	Dillard's, JCPenney, Sears, Von Maur, Steve & Barry's
152.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	83.8%	619,269	335,778	955,047	Dillard's Women & Home, Dillard's Mens & Children, Sears, JCPenney, Dick's Sporting Goods
153.	Treasure Coast Square	FL	Jensen Beach (Ft. Pierce)	Fee	100.0%		Built 1987	92.7%	511,372	357,982	869,354	Dillard's, Sears, JCPenney, Burdines-Macy's, Borders
154.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	83.1%	—	225,735	225,735
155.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	92.6%	748,269	376,337	1,124,606	Dillard's, JCPenney, Sears, Burdines-Macy's, Borders
156.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	98.0%	369,015	153,009	522,024	JCPenney, M.M. Cohn, (8)
157.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	85.1%	478,449	230,542	708,991	JCPenney, Sears, McRae's
158.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	98.0%	622,508	320,014	942,522	L.S. Ayres, JCPenney, Sears, Marshall Field's
159.	Upper Valley Mall	OH	Springfield (Dayton — Springfield)	Fee	100.0%		Built 1971	90.1%	479,418	263,246	742,664	Lazarus-Macy's, JCPenney, Sears, Elder-Beerman
160.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	78.5%	389,781	265,109	654,890	Dillard's, Mervyn's, Sears, JCPenney, Marshalls
161.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	89.6%	191,343	179,631	370,974	JCPenney, Belk, Peebles, Target (6)
162.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	94.6%	506,639	280,577	787,216	Dillard's Women, Dillard's Mens, Children & Home, Hecht's, JCPenney, Sears
163.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	97.1%	742,214	292,494	1,034,708	Macy's, Lord & Taylor, Bloomingdale's, Saks Fifth Avenue
164.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	81.6%	616,109	307,462	923,571	L.S. Ayres, Dick's Sporting Goods, Target, Sears, Burlington Coat Factory
165.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	83.0%	716,811	303,464	1,020,275	Dillard's, JCPenney, The Jones Store Co., Sears, (8)
166.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	94.8%	878,311	448,873	1,327,184	Parisian, Dillard's, JCPenney, Proffitt's, Sears
167.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	94.8%	349,393	477,816	827,209	Neiman Marcus, Nordstrom
168.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	89.7%	716,939	502,347	1,219,286	Sears, JCPenney, Robinsons-May, Macy's
169.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	91.8%	724,147	361,878	1,086,025	Famous Barr, Sears, Bergner's, Linens-N-Things (6), Cost Plus World Market (6), Dick's Sporting Goods

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
170.	Wolfchase Galleria	TN	Memphis	Fee	94.5%	Acquired 2002	100.0%	761,648	506,451	1,268,099	Goldsmith's-Macy's, JC Penney, Sears, Dillard's
171.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%	Acquired 2002	95.2%	709,447	382,808	1,092,255	Foley's, JCPenney, Sears, Dillard's

	Total Regional Mall GLA							102,194,338	64,577,341	166,771,679

	PREMIUM OUTLET CENTERS
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis/St. Paul)	Fee	100.0%	Acquired 2004	96.8%	0	429,701	429,701	Banana Republic, Calvin Klein, Kenneth Cole, Gap, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	99.3%	0	348,549	348,549	Brooks Brothers, Calvin Klein, Cole-Haan, Crate & Barrel, Kenneth Cole, Liz Claiborne, Tommy Hilfiger.
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	98.7%	0	300,181	300,181	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap, Liz Claiborne, Off 5th-Saks Fifth Avenue, Polo Ralph Lauren, Tommy Hilfiger
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	0	454,070	454,070	Banana Republic, Barneys New York, Coach, Polo Ralph Lauren, Sony, St. John, Versace
5.	Carlsbad Premium Outlets	CA	Carlsbad	Fee	100.0%	Acquired 2004	100.0%	0	287,936	287,936	Banana Republic, Calvin Klein, Cole-Haan, Gap, Guess, Polo Ralph Lauren, Reebok, Tommy Hilfiger
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh-Durham-Chapel Hill)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%	0	439,303	439,303	Brooks Brothers, Gap, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	0	437,775	437,775	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap, Giorgio Armani, Kate Spade, Nike, Polo Ralph Lauren
8.	Clinton Crossing Premium Outlets	CT	Clinton (Hartford)	Fee	100.0%	Acquired 2004	100.0%	0	272,351	272,351	Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland-Vancouver)	Fee	100.0%	Acquired 2004	100.0%	0	164,039	164,039	Adidas, Bass, Carter's, Gap, Liz Claiborne, Samsonite, Van Heusen
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs-Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	0	498,516	498,516	Burberry, Christian Dior, Coach, Giorgio Armani, Gucci, Max Mara, Polo Ralph Lauren, Salvatore Ferragamo, Versace, Yves Saint Laurent, Zegna

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	0	305,475	305,475	Banana Republic, Coach, Gap, Nautica, Nike, OshKosh, Polo Ralph Lauren, Tommy Hilfiger
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	100.0%	0	299,270	299,270	Bass, Brooks Brothers, Gap, Guess, Kenneth Cole, Liz Claiborne, Nike, Off 5th-Saks Fifth Avenue, Tommy Hilfilger
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	100.0%	0	577,265	577,265	Brooks Brothers, Calvin Klein, Coach, J. Crew, Hugo Boss, Nike, Polo Ralph Lauren, Sony, Timberland, Tommy Hilfiger
14.	Kittery Premium Outlets	ME	Kittery (Boston)	Ground Lease (2009)	100.0%	Acquired 2004	94.1%	0	150,564	150,564	Banana Republic, Calvin Klein, Coach, J. Crew, Polo Ralph Lauren, Reebok, Tumi
15.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	0	434,978	434,978	A / X Armani Exchange, Calvin Klein, Coach, Dolce & Gabbana, Elie Tahari, Lacoste, Polo Ralph Lauren, Theory
16.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington DC)	Fee	100.0%	Acquired 2004	100.0%	0	463,288	463,288	Ann Taylor, Barneys New York, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Restoration Hardware, Williams-Sonoma
17.	Liberty Village Premium Outlets	NJ	Flemington (New York-Philadelphia)	Fee	100.0%	Acquired 2004	99.3%	0	173,645	173,645	Calvin Klein, Ellen Tracy, Jones New York, L.L. Bean, Polo Ralph Lauren, Tommy Hilfiger, Timberland, Waterford Wedgwood
18.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago)	Fee	100.0%	Acquired 2004	99.4%	0	475,806	475,806	Burberry, Coach, Crate & Barrel, Gap, Liz Claiborne, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
19.	Napa Premium Outlets	CA	Napa (Napa Valley)	Fee	100.0%	Acquired 2004	100.0%	0	179,348	179,348	Banana Republic, Barneys New York, Coach, J. Crew, Jones New York, Kenneth Cole, Nautica, Tommy Hilfiger, TSE
20.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	97.7%	0	539,757	539,757	Ann Taylor, Coach, Escada, J. Crew, Liz Claiborne, Polo Ralph Lauren, Restoration Hardware, Tommy Hilfiger, Williams-Sonoma
21.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	0	427,743	427,743	Barneys New York, Coach, Giorgio Armani, Hugo Boss, Max Mara, Nike, Polo Ralph Lauren, Timberland
22.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	99.4%	0	391,381	391,381	Brooks Brothers, Calvin Klein, Coach, Gap, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
23.	Patriot Plaza	VA	Williamsburg (Norfolk-VA Beach)	Fee	100.0%	Acquired 2004	100.0%	0	76,521	76,521	Plow & Hearth, WestPoint Stevens

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
24.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	93.2%	0	195,837	195,837		Brooks Brothers, Coach, Gap, Guess, Jones New York, Liz Claiborne, Off 5th-Saks Fifth Avenue
25.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	98.4%	0	329,003	329,003		Banana Republic, Brooks Brothers, Coach, Gap, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger
26.	The Crossings Premium Outlets	PA	Tannersville	Fee	100.0%	Acquired 2004	97.9%	0	411,391	411,391		Ann Taylor, Banana Republic, Coach, Liz Claiborne, Polo Ralph Lauren, Reebok, Tommy Hilfiger
27.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	0	447,512	447,512		Ann Taylor, Burberry, Coach, Gap, Liz Claiborne, Nike, Polo Ralph Lauren, Restoration Hardware
28.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	0	209,846	209,846		Adidas, A / X Armani Exchange, Banana Republic, Barneys New York, Coach, Guess, Max Mara, Polo Ralph Lauren
29.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	100.0%	0	391,519	391,519		Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap, J. Crew, Jones New York, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
30.	Woodbury Common Premium Outlets	NY	Central Valley (New York City)	Fee	100.0%	Acquired 2004	100.0%	0	844,179	844,179		Banana Republic, Brooks Brothers, Coach, Giorgio Armani, Gucci, Neiman Marcus Last Call, Polo Ralph Lauren, Salvatore Ferragamo, Zegna
31.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%	0	600,621	600,621		Barneys New York, Burberry, Hugo Boss, Kenneth Cole, Nike, Polo, Ralph Lauren, Sony, Versace

	Total Premium Outlet Center GLA							0	11,557,370	11,557,370

	COMMUNITY SHOPPING CENTERS
1.	Arboretum, The	TX	Austin	Fee	100.0%	Acquired 1998	92.8%	35,773	169,253	205,026		Barnes & Noble
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%	Built 1987	97.8%	436,255	165,120	601,375		Best Buy, T.J. Maxx N More, Village Bloomingdale Theatre, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Circuit City, Dress Barn, Jo-Ann Fabrics (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%	Built 1951	81.3%	366,992	266,744	633,736		Hobby Lobby, Alltel, Linens-N-Things, Burlington Coat Factory, Giant Eagle, (8)
4.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%	Built 1965	100.0%	—	38,493	38,493		Preston Safeway
5.	Celina Plaza	TX	El Paso	Fee and Ground Lease (2005) (11)	100.0%	Built 1978	100.0%	—	8,695	8,695	(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
6.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794	Regal Cinema, (8)
7.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.5%	213,609	92,284	305,893	K-Mart, SM Newco, Movies 10, (8)
8.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4)	Built 2004	84.4%	161,281	280,464	441,745	Dick's Sporting Goods, Wild Oats, DSW Shoe Warehouse and Circuit City Superstore
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (2038) (7)	35.0	% (4) (13)	Built 1993	98.8%	206,680	58,819	265,499	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (2058) (7)	100.0%		Built 1977	70.1%	290,216	137,472	427,688	Best Buy, Old Country Buffet, Burlington Coat, Home Depot, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (4) (13)	Built 1989	85.6%	201,993	76,978	278,971	Cub Foods, Wal-Mart, SM Newco
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	—	115,288	115,288	Fashion Bug, Food Lion
13.	DeKalb Plaza	PA	King of Prussia	Fee	50.3	% (15)	Acquired 2003	96.2%	81,368	20,345	101,713	Lane Home Furnishings, ACME
14.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	88.4%	48,940	126,699	175,639	Marshalls, Toys "R" Us, Bed Bath & Beyond, David's Bridal
15.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	88.4%	152,451	33,695	186,146	Marshalls, Target, Toys "R" Us
16.	Empire East (5)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	89.2%	253,388	48,580	301,968	Kohl's, Target
17.	Fairfax Court	VA	Fairfax	Fee	26.3	% (4) (13)	Built 1992	100.0%	169,043	80,614	249,657	Burlington Coat Factory, Circuit City Superstore, Offenbacher's, (8)
18.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	98.2%	325,170	100,588	425,758	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
19.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (4) (13)	Built 1989	89.4%	123,027	93,361	216,388	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
20.	Gateway Shopping Center	TX	Austin	Fee	95.0%		2004	98.9%	396,494	116,057	512,551	Regal Cinema, Star Furniture, Best Buy, Linens-N-Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, CompUSA, The Container Store, Old Navy
21.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Michael's, Handy Andy
22.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0	% (4)	Acquired 1989	100.0%	237,151	57,600	294,751	Sears
23.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	25,790	159,931	Best Buy, Kohl's
24.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	31.8%	175,595	94,073	269,668	K-Mart
25.	Grove at Lakeland Square, The	FL	Lakeland	Fee	100.0%		Built 1988	86.0%	142,317	73,274	215,591	Lakeland Square 10 Theatre, Wal-Mart, Sports Authority
26.	Henderson Square	PA	King of Prussia	Fee	76.0	% (15)	Acquired 2003	97.3%	72,683	34,661	107,344	Staples, Genuardi's Family Market
27.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	90.4%	352,277	140,799	493,076	Marshalls, Bed, Bath & Beyond, American Signature Home, Save-Rite, Ross Dress for Less, Office Max, Burlington Coat Factory, (8)
28.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	93.9%	233,358	27,510	260,868	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's
29.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	—	111,518	111,518

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
30.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	83.5%	—	29,140	29,140
31.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	60.4%	91,483	88,980	180,463	Office Max, Circuit City, (8)
32.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	100.0%	170,789	44,673	215,462	Pic ‘N Save, Home Owners Bargain Outlet
33.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	95.7%	262,341	109,022	371,363	Marshalls, Factory Card Outlet, Linens-N-Things, Best Buy, Petco, Jo-Ann Fabrics, Ulta 3, Golf Galaxy, Value City Furniture
34.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	99.2%	310,529	79,446	389,975	Linens-N-Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Ulta 3, Party City, Cost Plus World Market, Toys R Us, Ultimate Electronics
35.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	94.2%	159,584	47,294	206,878	Kohl's, Hobby Lobby, Regal Cinema
36.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart
37.	Lincoln Plaza	PA	King of Prussia	Fee	63.2	% (15)	Acquired 2003	87.6%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City, Lane Furniture
38.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	95.1%	—	145,579	145,579	Spa Health Club, Tuesday Morning
39.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	100.0%		Built 1999	98.4%	341,503	99,109	440,612	Best Buy, American Signature, T.J. Maxx, Nordstrom Rack, Staples, Target
40.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	89.9%	49,051	41,675	90,726	Best Buy, Bed Bath & Beyond
41.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's, Food Lion
42.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	43.5%	230,959	44,570	275,529	Michael's, Dominick's, Value City, (8)
43.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	271,656	27,195	298,851	Kohl's, Shoe Carnival, T.J. Maxx, Office Max, Target
44.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	97.3%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
45.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	98.8%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics, (8)
46.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.5%	—	166,006	166,006	Ace Hardware, Kerr Drugs, Winn Dixie
47.	Northland Plaza	OH	Columbus	Fee and Ground Lease (2085) (7)	100.0%		Built 1988	68.2%	118,304	91,230	209,534	Hobby Lobby, Marshalls, (8)
48.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	88.4%	136,404	71,841	208,245	Cinema Grill, Target
49.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (2039) (7)	100.0%		Built 1968	95.2%	82,398	32,626	115,024	Wal-Mart (17)
50.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (4) (13)	Built 1993	88.2%	252,179	82,436	334,615	Linens-N-Things, CompUSA, Jo-Ann Fabrics, Party City, The Maytag Store, SM Newco, Toys R Us, (8)
51.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	92.0%	210,627	76,846	287,473	Wal-Mart, Sam's Wholesale Club
52.	Ridgewood Court	MS	Jackson	Fee	35.0	% (4) (13)	Built 1993	100.0%	185,939	54,723	240,662	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, JLPK Jackson
53.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	131,438	103,934	235,372	Best Buy, Borders Books & Music, Linens-N-Things, Michael's, Acme

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
54.	Rockaway Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	0.0%	153,282	—	153,282	Target
55.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderale)	Fee	35.0	% (4) (13)	Built 1989	100.0%	124,479	74,676	199,155	K Mart, Stein Mart
56.	Shops at North East Mall, The	TX	Hurst	Fee	100.0%		Built 1999	100.0%	265,595	98,989	364,584	Michael's, Office Max, PetsMart, Old Navy, Pier 1 Imports, Ulta 3, T.J. Maxx, Bed Bath & Beyond, Nordstrom Rack, Best Buy
57.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	75.0%	285,586	117,801	403,387	T.J. Maxx, Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, (8)
58.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750	101,087	Hobby Lobby, Circuit City, Pep Boys
59.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	96.3%	281,252	47,531	328,783	Marshalls, American Signature Furniture, Global Imports, Target, Bed Bath & Beyond, (8)
60.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711	90,522	Best Buy, Barnes & Noble
61.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	84.7%	104,347	46,177	150,524	Michael's, Best Buy, Linens-N-Things, (8)
62.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (4) (13)	Built 1990	93.5%	430,368	112,407	542,775	Bed Bath & Beyond, Ashley Furniture, Kohl's, Regal Cinema, Wal-Mart, Marsh, (8)
63.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	12.2%	109,388	15,148	124,536
64.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607	50,107	Deals
65.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.8%	622,244	329,427	951,671	Regal Cinema, Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture, L.A. Fitness
66.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	182,161	55,622	237,783	Famous Footwear, T.J. Maxx, Toys R Us, Target
67.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (4) (13)	Built 1989	98.0%	263,782	121,455	385,237	Sports Authority, PetsMart, Winn-Dixie, American Signature Furniture, Wal-Mart
68.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (4) (13)	Built 1989	95.6%	123,548	39,606	163,154	Sports Authority, PetsMart, Burlington Coat Factory
69.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	99.6%	275,703	115,723	391,426	T.J. Maxx, Office Max, Kohl's Babies R Us, Kids R Us, Cub Foods
70.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (15) (4)	Acquired 2003	97.2%	378,642	174,933	553,575	Sears, Kohl's, Bed Bath & Beyond, Weis Markets
71.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (4) (13)	Built 1990	97.3%	309,440	72,937	382,377	Willow Knolls 14, Burlington Coat Factory, Kohl's, Sam's Wholesale Club

	Total Community Shopping Center GLA								12,793,578	5,872,090	18,665,668

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership	Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
	OFFICE AND OTHER PROPERTIES
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%	Acquired 2004	96.5%	0	151,256	151,256		Bass, Liz Claiborne, OshKosh, Reebok, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Fee	100.0%	Acquired 2004	78.7%	0	299,739	299,739		Carter's, Easy Spirit, Izod, Nautica, Pfaltzgraff, Van Heusen
3.	Factory Stores of America- Arcadia	LA	Arcadia	Fee	100.0%	Acquired 2004	94.2%	0	89,528	89,528		Bass, VF Outlet, Van Heusen
4.	Factory Stores of America- Boaz	AL	Boaz	Ground Lease (2007)	100.0%	Acquired 2004	72.8%	0	111,909	111,909		Banister Shoes, VF Outlet
5.	Factory Stores of America- Draper	UT	Draper	Fee	100.0%	Acquired 2004	91.3%	0	183,827	183,827		Dress Barn, Samsonite, VF Outlet
6.	Factory Stores of America- Georgetown	KY	Georgetown	Fee	100.0%	Acquired 2004	96.3%	0	176,615	176,615		Carolina Pottery, Dress Barn, Levi's, Van Heusen
7.	Factory Stores of America- Graceville	FL	Graceville	Fee	100.0%	Acquired 2004	98.0%	0	83,962	83,962		Factory Brand Shoes, VF Outlet, Van Heusen
8.	Factory Stores of America- Hanson	KY	Hanson	Fee	100.0%	Acquired 2004	100.0%	0	63,891	63,891		Banister Shoes, VF Outlet
9.	Factory Stores of America- Lebanon	MO	Lebanon	Fee	100.0%	Acquired 2004	92.1%	0	86,249	86,249		Dress Barn, VF Outlet, Van Heusen
10.	Factory Stores of America- Nebraska City	NE	Nebraska City	Fee	100.0%	Acquired 2004	97.4%	0	89,646	89,646		Dress Barn, VF Outlet
11.	Factory Stores of America- Story City	IA	Story City	Fee	100.0%	Acquired 2004	88.4%	0	112,405	112,405		Dress Barn Woman, Factory Brand Shoes, VF Outlet, Van Heusen
12.	Factory Stores of America- Tupelo	MS	Tupelo	Fee	100.0%	Acquired 2004	96.4%	0	129,412	129,412		Banister Shoes, VF Outlet
13.	Factory Stores of America- Union City	TN	Union City	Fee	100.0%	Acquired 2004	97.4%	0	60,229	60,229		VF Outlet
14.	Factory Stores of America- West Frankfort	IL	West Frankfort	Fee	100.0%	Acquired 2004	82.3%	0	91,063	91,063		VF Outlet
15.	Factory Stores of America-Tri-Cities	TN	Blountville	Fee	100.0%	Acquired 2004	78.9%	0	132,908	132,908		Carolina Pottery, L'eggs Hanes Bali Playtex, Tri-Cities Cinemas
16.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%	Acquired 2004	100.0%	0	223,397	223,397		Adidas, Bass, Carter's, Eddie Bauer, Gap, Nike, OshKosh, Samsonite, VF Outlet
17.	Jackson Outlet Village	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%	0	285,881	285,881		Brooks Brothers, Calvin Klein, Gap, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger
18.	Johnson Creek Outlet Center	WI	Johnson Creek	Fee	100.0%	Acquired 2004	97.6%	0	277,517	277,517		Adidas, Calvin Klein, Gap, Lands' End, Nike, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
19.	Lakeland Factory Outlet Mall	TN	Lakeland	Fee	100.0%	Acquired 2004	85.0%	0	318,983	318,983		L'eggs Hanes Bali Playtex, VF Outlet, Van Heusen
20.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	0	476,985	476,985		Calvin Klein, Liz Claiborne, Nike, Reebok, Tommy Hilfiger, VF Outlet, Waterford Wedgwood
21.	O'Hare International Center	IL	Rosemont	Fee	100.0%	Built 1988	81.9%	0	494,504	494,504	(19)	—

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (1)	Legal Ownership		Year Built or Acquired	Occupancy (3)	Anchor	Mall & Freestanding	Total		Retail Anchors and Major Tenants
22.	Riverway	IL	Rosemont	Fee	100.0%		Acquired 1991	85.2%	0	819,300	819,300	(19)	—
23.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	80.2%		286,924	286,924		Dress Barn Woman, Easy Spirit, VF Outlet

	Total Office and Other GLA								0	5,046,130	5,046,130

	Total U.S. Properties GLA								114,987,916	87,052,931	202,040,847

	PROPERTIES UNDER CONSTRUCTION
							Expected Opening
1.	Firewheel Town Center	TX	Garland		100.0%		4th Quarter 2005						Dillard's, Barnes & Noble, Dick's Sporting Goods, Target, Ross Dress for Less, Old Navy, Staples, DSW, JoAnn Fabrics, Pier One, PetsMart
2.	Rockaway Plaza	NJ	Rockaway (New York)		100.0%		4th Quarter 2005/ 1st Quarter 2006						Target, Dick's Sporting Goods, Loews Cineplex, PetsMart
3.	Seattle Premium Outlets	WA	Tulalip		100.0%		2nd Quarter 2005						Foley's, Dillard's, AMC Theater, Barnes & Noble, Circuit City, Linens ‘n Things, Old Navy, Pier One, DSW, Sports Authority
4.	St. Johns Town Center	FL	Jacksonville		50.0	% (2)	1st Quarter 2005						Kohl's, Target, Linens ‘n Things, Office Depot, Best Buy, T.J.Maxx, Michael's, Old Navy, Pier One, PetsMart
5.	Town Center at Coconut Point, The	FL	Estero/Bonita Springs		50.0%		1st Quarter 2006						Dillard's, Muvico Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier One, Ross Dress for Less, Ulta Cosmetics, Golfsmith, Sports Authority, Party City
6.	Wolf Ranch	TX	Georgetown (Austin)		100.0%		3rd Quarter 2005

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

(3)
Regional Malls—Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Premium Outlet Centers—Executed leases for all company-owned GLA (or total center GLA). Community Centers—Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

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

(12)
The Operating Partnership receives substantially all the economic benefit of the property due to a preference or advance.

(13)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(14)
The Operating Partnership owns a mortgage note that encumbers Pheasant Lane Mall that entitles it to 100% of the economics of this property.

(15)
The Company's indirect ownership interest, evidenced through an approximatley 76% ownership interest in Kravco Simon Investments.

(16)
Indicates anchor has announced its intent to close this location.

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Property was sold January 11, 2005.

(19)
Mall & Freestanding GLA includes office space as follows:

            Arsenal Mall—approx. 106,000 sq. ft.

            Century III Mall—approx. 32,000 sq. ft.

            Circle Centre Mall—approx. 9,000 sq. ft.

            Copley Place—approx. 847,000 sq. ft.

            Fashion Centre at Pentagon City, The—approx. 169,000 sq. ft.

            Fashion Mall at Keystone, The—approx. 30,000 sq. ft.

            Greendale Mall—approx. 120,000 sq. ft.

            The Plaza & Court at King of Prussia—approx. 14,000 sq. ft.

            Lehigh Valley Mall—approx. 12,000 sq. ft.

            Menlo Park Mall—approx. 50,000 sq. ft.

            Oak Court Mall—approx. 131,000 sq. ft.

            Oxford Valley Mall—approx. 111,000 sq. ft.

            Plaza Carolina—approx. 28,000 sq. ft.

            River Oaks Center—approx. 118,000 sq. ft.

            Stanford Shopping—approx. 6,000 sq. ft.

  European Properties

            The following summarizes our investments in Europe and the countries of real estate ownership and operation as of December 31, 2004:

Investment	Ownership Interest	Properties open and operating	Countries
Gallerie Commerciali Italia, S.p.A.	49.0%	40	Italy
European Retail Enterprises ("ERE"), B.V.	34.7%	11	France, Poland, Portugal

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. ERE also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, owners and managers.

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is our partner in GCI, or are anchored by the hypermarket Carrefour in France, Poland, and Portugal. Certain of these properties are subject to leaseholds that entitle the lessor to receive substantially all the economic benefits of the leased portion of the property. Auchan and Carrefour are the two largest hypermarket operators in Europe.

  Other International Properties

            We also hold real estate interests in four joint ventures in Japan, one in Mexico, and one in Canada. The four centers in Japan are Premium Outlets that have over 1.1 million square feet of GLA and were 100% leased as of December 31, 2004. These four Premium Outlets contained 524 stores with approximately 270 different tenants. The Mexico Premium Outlet center opened in December of 2004 and our shopping center in Canada was opened in 2001.

            The following summarizes our ownership of our six other international joint venture Properties:

Investment	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Forum Entertainment Centre — Montreal, Canada	38.1%
Punta Norte Premium Outlets — Mexico City, Mexico	50.0%

            The following property table summarizes certain data on our properties located in Europe, Japan, Mexico, and Canada.

Simon Property Group, L.P. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Freehold	34.7%		2003	132,400	408,900	541,300	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Freehold	34.7%		2004	—	336,300	336,300	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Freehold	12.1%		1992	150,700	63,000	213,700	Auchan
4.	Villabé A6	Villabé (Paris)	Freehold	5.2%		1992	102,300	104,500	206,800	Carrefour

	Subtotal France						385,400	912,700	1,298,100
	ITALY
5.	Ancona — Senigallia	Senigallia (Ancona)	Freehold	49.0%		1995	41,200	41,600	82,800	Cityper
6.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Freehold	49.0%		1995	38,900	55,900	94,800	Cityper
7.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Freehold	49.0%		1999	48,000	114,300	162,300	Cityper
8.	Bari — Casamassima	Casamassima (Bari)	Freehold	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
9.	Bari — Modugno (5)	Modugno (Bari)	Freehold	49.0%		2004	96,900	46,600	143,500	Auchan, euronics, Decathlon
10.	Brescia — Mazzano	Mazzano (Brescia)	Freehold/Leasehold (2)	49.0	% (2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
11.	Brindisi — Mesagne	Mesagne (Brindisi)	Freehold	49.0%		2003	88,000	140,600	228,600	Auchan
12.	Cagliari — Santa Gilla	Cagliari	Freehold	49.0	% (2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
13.	Catania — La Rena	Catania	Freehold	49.0%		1998	124,100	22,100	146,200	Auchan
14.	Cuneo	Cuneo (Torino)	Freehold	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
15.	Milano — Rescaldina	Rescaldina (Milano)	Freehold	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
16.	Milano — Vimodrone	Vimodrone (Milano)	Freehold	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
17.	Napoli — Pompei	Pompei (Napoli)	Freehold	49.0%		1990	74,300	17,100	91,400	Auchan
18.	Padova	Padova	Freehold	49.0%		1989	73,300	32,500	105,800	Auchan
19.	Palermo	Palermo	Freehold	49.0%		1990	73,100	9,800	82,900	Auchan
20.	Pesaro — Fano	Fano (Pesaro)	Freehold	49.0%		1994	56,300	56,000	112,300	Auchan
21.	Pescara	Pescara	Freehold	49.0%		1998	96,300	65,200	161,500	Auchan
22.	Pescara — Cepagatti	Cepagatti (Pescara)	Freehold	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
23.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Freehold	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
24.	Roma — Collatina	Collatina (Roma)	Freehold	49.0%		1999	59,500	4,100	63,600	Auchan
25.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Freehold/Leasehold (2)	49.0	% (2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
26.	Taranto	Taranto	Freehold	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
27.	Torino	Torino	Freehold	49.0%		1989	105,100	66,700	171,800	Auchan
28.	Torino — Venaria	Venaria (Torino)	Freehold	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
29.	Venezia — Mestre	Mestre (Venezia)	Freehold	49.0%		1995	114,100	132,600	246,700	Auchan
30.	Vicenza	Vicenza	Freehold	49.0%		1995	78,400	20,100	98,500	Auchan
31.	Ancona	Ancona	Leasehold (3)	49.0	% (3)	1993	82,900	82,300	165,200	Auchan
32.	Bergamo	Bergamo	Leasehold (3)	49.0	% (3)	1976	103,000	16,900	119,900	Auchan
33.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	% (3)	1972	89,900	27,600	117,500	Auchan
34.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	% (3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
35.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	% (3)	1989	83,300	16,000	99,300	Auchan
36.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	% (3)	1976	73,500	88,500	162,000	Auchan, Bricocenter

Simon Property Group, L.P. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
37.	Milano — Cinisello — Balsamo	Cinisello — Balsamo (Milano)	Leasehold (3)	49.0	% (3)	1993	68,400	18,600	87,000	Auchan
38.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	% (3)	1991	83,800	27,800	111,600	Auchan
39.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	% (3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
40.	Olbia	Olbia	Leasehold (3)	49.0	% (3)	1993	49,000	48,800	97,800	Auchan
41.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	% (3)	1998	62,700	84,900	147,600	Auchan
42.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	% (3)	1995	—	35,600	35,600
43.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	% (3)	1986	61,800	32,300	94,100	Auchan
44.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	% (3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						3,332,000	3,318,300	6,650,300
	POLAND
45.	Arkadia Shopping Center	Warsaw		34.7%		2004	202,100	902,400	1,104,500	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
46.	Borek Shopping Center	Wroclaw	Freehold	34.7%		1999	119,900	129,300	249,200	Carrefour
47.	Dabrowka Shopping Center	Katowice	Freehold	34.7%		1999	121,000	172,900	293,900	Carrefour, Castorama
48.	Turzyn Shopping Center	Szczecin	Freehold	34.7%		2001	87,200	120,900	208,100	Carrefour
49.	Wilenska Station Shopping Center	Warsaw	Freehold	34.7%		2002	92,700	215,900	308,600	Carrefour
50.	Zakopianka Shopping Center	Krakow	Freehold	34.7%		1998	120,200	425,400	545,600	Carrefour, Castorama

	Subtotal Poland						743,100	1,966,800	2,709,900
	PORTUGAL
51.	Minho center	Braga (Porto)	Leasehold (3)	34.7	% (3)	1997	120,000	99,100	219,100	Carrefour, Toys R Us, Sport Zone

							120,000	99,100	219,100

Simon Property Group, L.P. and Subsidiaries
International Property Table

						Gross Leasable Area (1)
	Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership	Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	JAPAN
52.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Ground Lease (2019)	40.0%	2000	—	390,000	390,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
53.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	—	321,000	321,000	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
54.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	—	228,766	228,766	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
55.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	—	187,000	187,000	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan					—	1,126,766	1,126,766
	MEXICO
56.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	232,000	232,000	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	232,000	232,000
	CANADA
57.	Forum Entertainment Centre	Montreal	Fee	38.1%	2001	—	247,000	247,000

	TOTAL INTERNATIONAL ASSETS					4,580,500	7,902,666	12,483,166

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

(4)
Represents the sales area of the anchor and excludes any warehouse/storage areas.

(5)
Gallerie Commerciali Italia, in which we have a 49% joint venture interest, has been notified by an Italian appellate court that the center which opened in February 2004, though properly permitted, was not in accordance with the Modugno master plan. The joint venture is appealing the decision of the appellate court and is otherwise working to resolve the issue. The center remains open. The joint venture partner has indemnified us for the amount of our allocated investment in the project.

  Land Held for Development

            We have direct or indirect ownership interests in twelve parcels of land held in the United States for future development, containing an aggregate of approximately 600 acres located in five states.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
As of December 31, 2004
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$29,414		$2,216		10/10/12
Arsenal Mall — 1	6.75%		32,501		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,652		286		05/05/16
Bangor Mall	7.06%		23,427		2,302		12/01/07
Battlefield Mall	4.60%		100,000		4,603	(2)	07/01/13
Biltmore Square	7.95%		26,000		2,067	(2)	12/11/10	(30)
Bloomingdale Court	7.78%		28,337	(4)	2,578		11/01/09
Boardman Plaza	5.94%		23,598		1,402	(2)	07/01/14
Brunswick Square	5.65%		86,000		4,859	(2)	08/11/14
Carolina Premium Outlets — Smithfield	9.10%		20,681	(6)	2,114		03/10/13
Century III Mall	6.20%		86,827	(10)	6,541		10/10/12
Cheltenham Square	5.89%		54,941		3,236		07/01/14
Chesapeake Center	8.44%		6,563	(32)	554	(2)	06/15/05	(30)
Chesapeake Square	5.84%		73,000		4,263	(2)	08/01/14
Cielo Vista Mall — 1	9.38%		49,943	(5)	5,828		05/01/07
Cielo Vista Mall — 3	6.76%		36,033	(5)	3,039		05/01/07
College Mall — 1	7.00%		35,653	(8)	3,908		01/01/09
College Mall — 2	6.76%		11,103	(8)	935		01/01/09
Copley Place	7.44%		177,677		16,266		08/01/07
Coral Square	8.00%		87,962		8,065		10/01/10
The Crossings Premium Outlets	5.85%		59,127		4,649		03/13/13
Crossroads Mall	6.20%		43,608		3,285		10/10/12
Crystal River	7.63%		15,707		1,385		11/11/10	(30)
Dare Centre	9.10%		1,722	(6)	176		03/10/13	(30)
DeKalb Plaza	5.28%		3,500		284		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,618	(6)	983		03/10/13	(30)
Factory Stores of America — Boaz	9.10%		2,813	(6)	287		03/10/13	(30)
Factory Stores of America — Georgetown	9.10%		6,666	(6)	681		03/10/13	(30)
Factory Stores of America — Graceville	9.10%		1,981	(6)	202		03/10/13	(30)
Factory Stores of America — Lebanon	9.10%		1,664	(6)	170		03/10/13	(30)
Factory Stores of America — Nebraska City	9.10%		1,563	(6)	160		03/10/13	(30)
Factory Stores of America — Story City	9.10%		1,933	(6)	198		03/10/13	(30)
Forest Mall	6.20%		17,463	(11)	1,316		10/10/12
Forest Plaza	7.78%		15,542	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		550,000		26,312	(2)	12/01/10
Gateway Shopping Center	3.35	% (1)	86,000		2,881	(2)	03/31/08	(3)
Gilroy Premium Outlets	6.99%		67,242	(7)	6,236		07/11/08	(30)
Greenwood Park Mall — 1	7.00%		29,861	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		57,365	(8)	4,831		01/01/09
Grove at Lakeland Square, The	8.44%		3,750	(32)	317	(2)	06/15/05	(30)
Gulf View Square	8.25%		33,402		3,652		10/01/06
Henderson Square	6.94%		15,453		1,270		07/01/11
Highland Lakes Center	6.20%		16,097	(10)	1,213		10/10/12
Ingram Park Mall	6.99%		81,527	(24)	6,724		08/11/11
Keystone at the Crossing	7.85%		59,594		5,642		07/01/27
Kittery Premium Outlets	6.99%		11,132	(7)	1,028		07/11/08	(30)
Knoxville Center	6.99%		61,737	(24)	5,092		08/11/11
Lake View Plaza	7.78%		20,660	(4)	1,880		11/01/09
Lakeline Mall	7.65%		67,455		6,300		05/01/07
Lakeline Plaza	7.78%		22,651	(4)	2,061		11/01/09
Las Vegas Outlet Center	8.12%		21,789		3,712		12/10/12
Lighthouse Place Premium Outlets	6.99%		46,399	(7)	4,286		07/11/08	(30)
Lincoln Crossing	7.78%		3,127	(4)	285		11/01/09
Longview Mall	6.20%		32,681	(10)	2,462		10/10/12
MacGregor Village	9.10%		6,926	(6)	708		03/10/13	(30)
Mall of Georgia Crossing	4.40	% (1)	32,575		2,825		06/09/06

Markland Mall	6.20%		23,122	(11)	1,742		10/10/12
Matteson Plaza	7.78%		9,098	(4)	828		11/01/09
McCain Mall — 1	9.38%		23,320	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		16,632	(5)	1,402		05/01/07
Midland Park Mall	6.20%		33,756	(11)	2,543		10/10/12
Montgomery Mall	5.17%		95,264		6,307		05/11/14	(30)
Muncie Plaza	7.78%		7,866	(4)	716		11/01/09
North East Mall	3.78	% (1)	140,000		5,285	(2)	05/20/05
Northfield Square	6.05%		31,553		2,485		02/11/14
Northlake Mall	6.99%		71,221	(24)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,459	(6)	865		03/10/13	(30)
Oxford Valley Mall	6.76%		84,397		7,801		01/10/11
Paddock Mall	8.25%		26,566		2,905		10/01/06
Palm Beach Mall	6.20%		53,999		4,068		10/10/12
Penn Square Mall	7.03%		70,305		6,003		03/01/09	(30)
Plaza Carolina — Fixed	5.10%		98,996		7,085		05/09/09
Plaza Carolina — Variable Capped	3.30	% (36)	99,209		5,880		05/09/09	(3)
Plaza Carolina — Variable Floating	3.30	% (1)	59,525		3,528		05/09/09	(3)
Port Charlotte Town Center	7.98%		52,877		4,680		12/11/10	(30)
Raleigh Springs Mall	4.40	% (31)	10,877		479	(2)	12/09/05
Regency Plaza	7.78%		4,264	(4)	388		11/01/09
Richmond Towne Square	6.20%		47,413	(11)	3,572		10/10/12
Riverway	3.55	% (18)	110,000		3,905	(2)	10/01/06	(3)
St. Charles Towne Plaza	7.78%		27,294	(4)	2,483		11/01/09
St. Johns Town Center	3.65	% (1)	100,022		3,651	(2)	03/12/08	(3)
Stanford Shopping Center	3.60	% (12)	220,000		7,920	(2)	09/11/08
Sunland Park Mall	8.63	% (14)	36,647		3,773		01/01/26
Tacoma Mall	7.00%		130,308		10,778		10/01/11
Terrace at Florida Mall, The	8.44%		4,688	(32)	396	(2)	06/15/05	(30)
Towne East Square — 1	7.00%		47,329		4,711		01/01/09
Towne East Square — 2	6.81%		23,145		1,958		01/01/09
Towne West Square	6.99%		53,366	(24)	4,402		08/11/11
Treasure Coast Square — 1	7.13%		50,254		3,583	(2)	01/01/06
Treasure Coast Square — 2	7.77%		11,736		912	(2)	01/01/06
Trolley Square	9.03%		28,918		2,880		08/01/10	(30)
University Park Mall	7.43%		58,189		4,958		10/01/07
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall — 1	9.38%		30,887	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,397	(5)	626		05/01/07
Washington Square	5.94%		30,693		1,823		07/01/14
Waterloo Premium Outlets	6.99%		37,370	(7)	3,452		07/11/08	(30)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,498	(4)	500		11/01/09
White Oaks Mall	3.50	% (1)	48,563		1,700	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		16,775	(4)	1,526		11/01/09
Wolfchase Galleria	7.80%		73,292		6,911		06/30/07
Woodland Hills Mall	7.00%		84,180		7,185		01/01/09	(30)

Total Consolidated Secured Indebtedness			$4,987,680

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility	3.05	% (16)	$425,000		$12,963	(2)	04/16/06	(3)
Medium Term Notes — 1	7.13%		100,000		7,125	(15)	06/24/05
Medium Term Notes — 2	7.13%		180,000		12,825	(15)	09/20/07
SPG, L.P. Unsecured Euro Term Loan	2.73	% (9)	268,695		7,330	(2)	12/16/06	(3)
SPG, L.P. Unsecured Term Loan	3.05	% (1)	250,000		7,625	(2)	04/01/07	(3)
Unsecured 1.8B Chelsea Acquisition Facility	2.95	% (1)	1,800,000		53,100	(2)	10/14/06
Unsecured Notes — 1	6.88%		250,000		17,188	(15)	11/15/06
Unsecured Notes — 2B	7.00%		150,000		10,500	(15)	07/15/09
Unsecured Notes — 3	6.88%		150,000		10,313	(15)	10/27/05
Unsecured Notes — 4B	6.75%		300,000		20,250	(15)	06/15/05
Unsecured Notes — 4C	7.38%		200,000		14,750	(15)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(15)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(15)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(15)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(15)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(15)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(15)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(15)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(15)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(15)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(15)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(15)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(15)	08/15/14
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(15)	06/15/08	(17)

			8,223,695
Shopping Center Associates, subsidiary:
Unsecured Notes — SCA 2	7.63%		110,000		8,388	(15)	05/15/05

			110,000
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(15)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(15)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Term Loan	7.26	% (39)	60,475		5,392		04/27/10
Yen Credit Facility	1.31	% (40)	11,845	(41)	155	(2)	04/01/05
Peso Credit Facility	10.56	% (29)	12,514	(42)	1,321	(2)	01/27/07
8.375% Notes due August 2005	8.38%		50,000		4,188	(15)	08/17/05
7.250% Notes due October 2007	7.25%		125,000		9,063	(15)	10/21/07
3.500% Notes due March 2009	3.50%		100,000		3,500	(15)	03/15/09
8.625% Notes due August 2009	8.63%		50,000		4,313	(15)	08/17/09
8.250% Notes due February 2011	8.25%		150,000		12,375	(15)	02/01/11
6.875% Notes due June 2012	6.88%		100,000		6,875	(15)	06/15/12
6.000% Notes due January 2013	6.00%		150,000		9,000	(15)	01/15/13

			809,834

Total Consolidated Unsecured Indebtedness			$9,468,529

Total Consolidated Indebtedness at Face Amounts			$14,456,209
Fair Value Interest Rate Swaps			(4,447)	(28)
Net Premium on Indebtedness			161,826
Net Discount on Indebtedness			(27,195)

Total Consolidated Indebtedness			$14,586,393	(23)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$39,159		$3,607		09/10/09
Arkadia Shopping Center	4.28	% (38)	143,398		11,871		11/01/14
Atrium at Chestnut Hill	6.89%		47,264		3,880		03/11/11	(30)
Auburn Mall	7.99%		45,845		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	5.29%		78,100		5,325		04/01/13
Bay 1 (Torcy)	3.93	% (38)	19,511		1,352		12/01/11
Bay 2 (Torcy)	3.33	% (38)	74,525		4,813		06/01/13
Borek Shopping Center	6.19%		19,634		3,050		02/01/12
Cape Cod Mall	6.80%		96,084		7,821		03/11/11
Circle Centre Mall	5.02%		78,122		5,165		04/11/13
Clay Terrace Partners	3.90	% (1)	80,008		3,120	(2)	01/20/08	(3)
CMBS Loan — Fixed (encumbers 13 Properties)	7.52%		357,100	(19)	26,871	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	2.81	% (1)	186,500	(19)	5,241	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	2.77	% (1)	81,400	(19)	2,254	(2)	05/15/06
Cobblestone Court	7.64%		10,597	(20)	810	(2)	01/01/06
Crystal Court	7.64%		2,767	(20)	211	(2)	01/01/06
Crystal Mall	5.62%		102,952		7,319		09/11/12	(30)
Dabrowka Shopping Center	6.22%		5,818	(38)	812		07/01/14
Dadeland Mall	6.75%		194,127		15,566		02/11/12	(30)
Emerald Square Mall	5.13%		141,507		9,479		03/01/13
Fairfax Court	7.64%		12,997	(20)	993	(2)	01/01/06
Fashion Centre Pentagon Retail	6.63%		161,181		12,838		09/11/11	(30)
Fashion Centre Pentagon Office	3.15	% (37)	40,000		1,260	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		163,936		13,255		10/11/08	(30)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(30)
Florida Mall, The	7.55%		260,274		22,766		12/10/10
Galleria Commerciali Italia — Facility A	3.18	% (21)	295,256		15,289		12/22/11	(3)
Galleria Commerciali Italia — Facility B	3.28	% (34)	347,922		18,364		12/22/11
Gaitway Plaza	7.64%		8,997	(20)	687	(2)	01/01/06
Great Northeast Plaza	9.04%		16,511		1,744		06/01/06
Greendale Mall	8.23%		40,326		3,779		12/10/06
Gotemba Premium Outlets — Fixed	2.00%		12,082	(33)	1,411		10/25/14
Gotemba Premium Outlets — Variable	2.10	% (13)	26,988	(33)	4,660		09/30/07
Gwinnett Place — 1	7.54%		36,894		3,412		04/01/07
Gwinnett Place — 2	7.25%		81,550		7,070		04/01/07
Highland Mall	6.83%		68,513		5,571		07/11/11
Houston Galleria — 1	7.93%		215,378		19,684		12/01/05	(30)
Houston Galleria — 2	3.90	% (1)	84,711		3,304	(2)	06/25/07	(3)
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
King of Prussia Mall — 1	7.49%		183,906		23,183		01/01/17
King of Prussia Mall — 2	8.53%		12,683		1,685		01/01/17
Lehigh Valley Mall	7.90%		46,091		4,959		10/10/06
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		95,748		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,536		1,396		02/02/10
Mall of Georgia	7.09%		197,450		16,649		07/01/10
Mall of New Hampshire — 1	6.96%		99,108		8,345		10/01/08	(30)
Mall of New Hampshire — 2	8.53%		8,164		786		10/01/08
Metrocenter	8.45%		28,154		3,031		02/28/08
Miami International Mall	5.35%		97,500		5,216	(2)	10/01/13
Montreal Forum — Canada	5.76	% (22)	46,278		2,666	(2)	08/08/06	(3)
Northshore Mall	5.03%		210,000		10,553	(2)	03/11/14	(30)
Quaker Bridge Mall	7.03%		23,339		2,407		04/01/16
Plaza at Buckland Hills, The	7.64%		17,072	(20)	1,304	(2)	01/01/06

Ridgewood Court	7.64%		7,447	(20)	569	(2)	01/01/06
Rinku Premium Outlets	2.33%		45,114	(33)	5,834		10/25/14
Sano Premium Outlets	2.45%		50,226	(33)	6,941		08/31/09
Seminole Towne Center	3.05	% (26)	70,000		2,135	(2)	06/30/09	(3)
Shops at Sunset Place, The	3.15	% (25)	98,276		5,395		05/09/09	(3)
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	3.97%		114,000		4,523	(2)	08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Square One	6.73%		92,341		7,380		03/11/12
Toki Premium Outlets	1.14	% (13)	15,590	(33)	1,932		10/30/09
Tosu Premium Outlets	2.60%		15,975	(33)	2,244		08/24/13
Town Center at Cobb — 1	7.54%		46,948		4,347		04/01/07
Town Center at Cobb — 2	7.25%		62,001		5,381		04/01/07
Turzyn Shopping Center	6.56%		27,494		3,488		06/01/14
Villabe A6 — Bel'Est	3.13	% (38)	13,790		918		08/01/11
Village Park Plaza	7.64%		18,377	(20)	1,404	(2)	01/01/06
West Town Corners	7.64%		10,997	(20)	840	(2)	01/01/06
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(30)
Westchester, The — 1	8.74%		142,640		14,478		09/01/05
Westchester, The — 2	7.20%		50,376		4,399		09/01/05
Whitehall Mall	6.77%		13,816		1,282		11/01/08
Wilenska Station Shopping Center	4.08	% (38)	44,112		3,941		11/01/13
Willow Knolls Court	7.64%		10,722	(20)	819	(2)	01/01/06
Zakopianka Shopping Center	6.82%		18,264		3,183		12/01/11

Total Joint Venture Secured Indebtedness at Face Amounts			$6,380,593
Unsecured Indebtedness:
Galleria Commerciali Italia — Facility C	2.78	% (35)	17,191		478	(2)	12/22/08	(3)

Total Joint Venture Unsecured Indebtedness			17,191
Net Premium on Indebtedness			4,664
Net Discount on Indebtedness			(4,136)

Total Joint Venture Indebtedness			$6,398,312	(27)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37 bps to 200 bps. LIBOR as of December 31, 2004 was 2.40%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(5)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(6)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(7)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(8)
Loans secured by these two Properties are cross-collateralized and cross-defaulted.

(9)
Euribor + 0.600%. Euros 200 million term loan. As of December 31, 2004, Euros 3.1 million available after outstanding borrowings.

(10)
Loans secured by these three Properties are cross-collateralized.

(11)
Loans secured by these four Properties are cross-collateralized.

(12)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2004, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 2.3850%.

(13)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2004 was 0.3938%.

(14)
Lender also participates in a percentage of certain gross receipts above a specified base. No additional interest was due in 2004.

(15)
Requires semi-annual payments of interest only.

(16)
$1,250,000 Credit Facility. As of December 31, 2004, the Credit Facility bears interest at LIBOR + 0.650% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2004, an interest rate cap agreement limits LIBOR on $48,050 of this indebtedness to 12.787%. As of December 31, 2004, $786,869 was available after outstanding borrowings and letters of credit.

(17)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory redemption on June 15, 2008.

(18)
LIBOR + 1.150% with LIBOR capped at 8.100%.

(19)
These Commercial Mortgage Notes are secured by cross-collateralized mortgages encumbering thirteen Properties (Eastland Mall, Empire East, Empire Mall, Granite Run Mall, Mesa Mall, Lake Square, Lindale Mall, Northpark Mall, Southern Hills Mall, Southpark Mall, Southridge Mall, Rushmore Mall, and Valley Mall). A weighted average rate is used for each component. The floating components have interest protection agreements which caps LIBOR at 10.63% and 11.83% respectively.

(20)
Loans secured by these nine Properties are cross-collateralized and cross-defaulted.

(21)
Debt is denominated in Euros and bears interest at Euribor + 1.05%. Debt consists of a Euros 269.0 million tranche of which Euros 216.4 million is drawn.

(22)
Canadian Banker's Acceptance Rate (CBAR) + 3.000%.

(23)
Our share of consolidated indebtedness was $14,343,726.

(24)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(25)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(26)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(27)
Our share of joint venture indebtedness was $2,750,327.

(28)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(29)
Interbank Interest Equilibrium Rate (TIIE) + 0.8250%

(30)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(31)
LIBOR + 2.000%, with LIBOR floor at 1.800%.

(32)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(33)
Amounts shown in US Dollar Equivalent. Yen equivalent 17,033.9 million

(34)
Debt is denominated in Euros and bears interest at Euribor + 1.15%. Debt consists of a Euros 255 million tranche which is fully drawn.

(35)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 12.6 million is drawn.

(36)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(37)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(38)
Associated with these loans are interest rate swap agreements with a total combined Euro 195.9 million notional amount that effectively fixed these loans at a combined 5.08%.

(39)
Through an interest rate swap agreement, effectively fixed through January 1, 2006 at the all-in interest rate presented.

(40)
Yen LIBOR + 1.250%

(41)
Amounts shown in USD Equivalent. Yen equivalent is 1,215.7 million.

(42)
Amounts shown in USD Equivalent. Peso equivalent is 139.5 million.

            The changes in mortgages and other indebtedness for the years ended December 31, 2004, 2003, 2002 are as follows:

	2004	2003	2002
Balance, Beginning of Year	$10,266,388	$9,546,081	$8,841,378
Additions during period:
New Loan Originations	4,509,640	1,745,275	1,243,267
Loans assumed in acquisitions and consolidations	1,387,182	105,131	423,365
Net Premium/(Discount)	132,905	(1,308)	34,536
Deductions during period:
Loan Retirements	(1,652,022)	(1,079,855)	(922,772)
Cost of Mortgages Sold	—	—	(52,179)
Amortization of Net (Premiums)/Discounts	(14,043)	(13,142)	10,080
Scheduled Principal Amortization	(43,657)	(35,794)	(31,594)

Balance, Close of Year	$14,586,393	$10,266,388	$9,546,081

Item 3.    Legal Proceedings

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain of its Portfolio Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers.

            In addition, we are a defendant in three other proceedings relating to the gift card program: Lisa Corbiles and Dana Walicky vs. Simon Property Group, Inc. d/b/a Simon Malls, Superior Court of New Jersey, County of Essex, Docket No: ESX-L-224-04, filed January 6, 2004; Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No.: 04-1-9617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004, Erin Reilly, individually and on behalf of all others similarly situated vs. SPG, Inc., SPG, L.P. and SPGGC, Inc., Lee County Circuit Court, Florida, filed February 8, 2005 and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            On February 3, 2005, the Attorney General of the State of New York filed a petition in the Supreme Court of New York, County of New York against us and Simon Property alleging violations of New York law with respect to gift card sales. The New York proceeding was settled on March 1, 2005.

            We believe that we have viable defenses under both state and federal laws to the gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al.    On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present.

            We have appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeals is complete and oral argument took place on October 18, 2004. It is not possible to provide any assurance on the ultimate outcome of this litigation.

            As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of assets and other, net" in the accompanying consolidated statements of operations and comprehensive income. We ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America as of September 1, 2003.

            We are also involved in various legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the mid point in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

Item 4.    Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

  Market Information

            There is no established public trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on the units:

Declared Distribution
2004
1st Quarter	$0.65
2nd Quarter	0.65
3rd Quarter	0.65
4th Quarter	0.65
2003
1st Quarter	0.60
2nd Quarter	0.60
3rd Quarter	0.60
4th Quarter	0.60

  Holders

            The number of holders of units was 252 as of March 4, 2005.

  Distributions

            We make distributions to Simon Property in order to maintain Simon Property's REIT status under the Internal Revenue Code. To maintain its status, Simon Property is required each year to distribute to its stockholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined at the discretion of the Board of Directors results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2004, we issued 4,652,232 units and 4,753,794 preferred units to the holders of partnership interests in Chelsea's operating partnership and 12,978,795 units and 14,058,660 preferred units to Simon Property with respect to the shares of common and preferred stock it issued to Chelsea shareholders. Also, we issued 116,810 units to Simon Property related to employee stock options that were exercised during the quarter. We used the net proceeds from the option exercises of approximately $3.3 million for general working capital purposes. All of the issuances of units during the quarter were exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as private offerings.

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

	As of or for the Year Ended December 31,
	2004	2003 (1)	2002 (1)	2001 (1)	2000 (1)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$2,624,466	$2,285,188	$2,099,659	$2,033,310	$2,000,711
Income from continuing operations	444,822	447,077	539,439	281,196	352,709
Net income available to common unitholders	$380,711	$412,532	$482,575	$202,051	$262,988
BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.43	$1.53	$1.91	$0.87	$1.16
Discontinued operations	—	0.13	0.08	—	—
Cumulative effect of accounting change	—	—	—	(0.01)	(0.05)

Net income	$1.43	$1.66	$1.99	$0.86	$1.11

Weighted average units outstanding	265,405	248,926	242,041	235,750	236,536
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.43	$1.52	$1.91	$0.87	$1.16
Discontinued operations	—	0.13	0.08	—	—
Cumulative effect of accounting change	—	—	—	(0.01)	(0.05)

Net income	$1.43	$1.65	$1.99	$0.86	$1.11

Diluted weighted average units outstanding	266,272	249,750	243,631	236,109	236,635
Distributions per unit (2)	$2.60	$2.40	$2.18	$2.08	$2.02
BALANCE SHEET DATA:
Cash and cash equivalents	$519,556	$529,036	$390,644	$252,172	$209,755
Total assets	21,921,902	15,522,063	14,741,116	13,644,246	13,758,826
Mortgages and other indebtedness	14,586,393	10,266,388	9,546,081	8,841,378	8,728,582
Partners' equity	$5,779,870	$4,213,993	$4,328,196	$4,023,426	$4,302,401
OTHER DATA:
Cash flow provided by (used in): (4)
Operating activities	$1,081,418	$946,190	$880,279	$852,212	$740,780
Investing activities	(2,742,542)	(760,000)	(784,495)	(342,085)	(144,167)
Financing activities	$1,651,644	$(47,798)	$42,688	$(467,710)	$(540,601)
Ratio of Earnings to Fixed Charges (3)	1.61x	1.66x	1.81x	1.47x	1.53x

Notes

(1)
On October 14, 2004 Chelsea Property Group, Inc. was acquired. On May 3, 2002, Rodamco North America N.V. was acquired. In the accompanying financial statements, Note 4 describes acquisitions and disposals.

(2)
Represents distributions declared per period.

(3)
The ratios for 2004, 2003, and 2002 have been restated for the reclassification of discontinued operations described in Note 3. 2002 includes $160.9 million of gains on sales of assets, net, and excluding these gains the ratio would have been 1.57x. 2001 includes a $47,000 impairment charge. Excluding this charge the ratio would have been 1.54x in 2001.

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

Overview

            Simon Property Group, L.P. (the "Operating Partnership") is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"). Simon Property is a self-administered and self-managed real estate investment trust ("REIT"). In this discussion, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls, Premium Outlet® centers and community shopping centers. As of December 31, 2004, we owned or held an interest in 296 income-producing properties in the United States, which consisted of 171 regional malls, 71 community shopping centers, 31 Premium Outlet centers and 23 other properties in 40 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). Other Properties are properties that include retail space, office space, and/or hotel components. In addition, we also own interests in twelve parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (in France, Italy, Poland and Portugal); four Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

            Our wholly-owned subsidiary, M.S. Management Associates, Inc. (the "Management Company"), provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure: the self-insured retention portion of our general liability program; the deductible associated with our workers' compensation programs; and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries' limits.

  Operating Philosophy

            We seek growth in our earnings, funds from operations ("FFO"), and cash flows through:

•
focusing on our core business of regional malls,
•
acquiring individual properties or portfolios of properties, focusing on quality retail real estate. As part of our acquisition strategy, we review and evaluate a number of acquisition opportunities and evaluate each based on its compliment to our Portfolio,
•
pursuing new development as well as strategic expansion and renovation activity to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We seek to selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

            To support this growth, our capital strategy is three-fold:

•
to provide the capital necessary to fund growth,
•
to maintain sufficient flexibility to access capital in many forms, both public and private, and
•
to manage our overall financial structure in a fashion that preserves our investment grade ratings.

            We own and operate investment properties which generate revenues primarily from long-term leases; therefore, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15-20% of total outstanding indebtedness by setting interest modalities for each financing or refinancing based on current market conditions. We also enter into interest rate swap agreements as appropriate to assist in managing our interest rate risk. We believe this strategy is the most appropriate for the long-term health of our company. Our credit facility (which was for a total of $1.25 billion at December 31, 2004) ("Credit Facility") provides a source of liquidity and flexibility in our capital strategy as our cash needs vary from time to time. In January of 2005, the Credit Facility was refinanced and was increased to $2 billion, at substantially equivalent terms, except that the rate was decreased 10 basis points.

            We derive our liquidity primarily from our leases that generate positive net cash flow from operations and distributions from unconsolidated entities that totaled $1.2 billion in 2004. We generate the majority of our revenues from leases with retail tenants including:

•
Base minimum rents, cart and kiosk rentals,
•
Overage and percentage rents based on tenants' sales volume, and
•
Recoveries of a significant amount of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            Revenues of the Management Company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed. We generate revenues from outlot land sales and, due to our size and tenant relationships, from the following:

•
Simon Brand Ventures ("Simon Brand") mall marketing initiatives, including the sale of gift cards. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies as well as the sale of bank-issued gift cards under the Simon brand.
•
Simon Business Network ("Simon Business") property operating services to our tenants and others resulting from its relationships with vendors.

  Results Overview

            Our core business fundamentals remained stable during 2004. Regional mall comparable sales per square foot ("psf") strengthened in 2004, increasing 6.1% to $427 psf from $402 in 2003, as the overall economy begins to show signs of recovery and as a result of the disposition of lower quality properties. Our regional mall average base rents increased 3.8% to $33.50 psf from $32.26 psf. In addition, we maintained strong regional mall leasing spreads of $5.74 psf in 2004 decreasing from $8.29 psf in 2003. The regional mall leasing spread for 2004 includes new store leases signed at an average of $39.33 psf initial base rents as compared to $33.59 psf for store leases terminating or expiring in the same period. Our same store leasing spread for 2004 was $4.99 or a 12.8% growth rate and is calculated by comparing leasing activity completed in 2004 with the prior tenants' rents for those exact same spaces. Finally, our regional mall occupancy was up by 30 basis points to 92.7% as of December 31, 2004 from 92.4% as of December 31, 2003.

            During 2004, we completed acquisitions of 62 properties and increased our ownership in five core Properties through the following transactions aggregating $5.8 billion:

•
On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.
•
On April 1, 2004, we increased our ownership interest in Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of our $16.5 million share of debt.
•
On April 27, 2004, we increased our ownership interest in Bangor Mall and Montgomery Mall to approximately 67.6% and 54.4%, respectively for approximately $67.0 million and the assumption of our $16.8 million share of debt.
•
On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million.
•
On October 14, 2004, we completed our acquisition of Chelsea Property Group, Inc. (Chelsea). The acquisition included 32 Premium Outlets, 4 Premium Outlets in Japan, 3 community centers, 21 other retail centers, 1 Premium Outlet in Mexico, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of debt. As a result, we acquired the remaining 50% interests in two

  Premium Outlets in Las Vegas and Chicago, which resulted in our owning a 100% interest in these Properties which were previously accounted for under the equity method of accounting.

•
On November 19, 2004, we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, to 37.6% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.
•
Finally, on December 15, 2004, we increased our ownership interest in Woodland Hills, located in Tulsa, Oklahoma, to approximately 94.5% for $119.5 million, including the assumption of our $39.7 million share of debt.

            We invested approximately $456.0 million in development and redevelopment/expansion opportunities in 2004 for our consolidated properties. We also invested additional amounts through our joint venture interests. We opened the following properties in 2004:

•
Clay Terrace, a 570,000 square foot upscale center located north of Indianapolis, Indiana. Clay Terrace is an open-air shopping center, incorporating a mix of anchor stores, specialty retail stores, unique restaurants and Class A office space. We own the center in a 50/50 joint venture.
•
Phase III expansion of The Forum Shops at Caesars in Las Vegas, a 175,000 square feet expansion for luxury designers, restaurants, and unique retailers. We own 100% of Forum Shops.
•
Chicago Premium Outlets, a 438,000 square foot center located in Aurora, Illinois, 35 miles West of Chicago.

            We expect to invest in excess of $304.5 million in 2005 on development and redevelopment/expansion opportunities on consolidated and joint venture Properties, including the following developments:

•
St. Johns Town Center, a 1.5 million square foot open-air retail project, is under construction in Jacksonville, Florida. The project is comprised of a village component, a community center and a hotel. We will own 85% of this project until certain financial performance hurdles are met, at which time ownership will be 50/50. Gross costs are expected to approximate $158 million.
•
Seattle Premium Outlets is an upscale outlet center under construction in Tulalip, Washington. The center will comprise 383,000 square feet. Gross costs are expected to approximate $58 million and we own 100% of this project.
•
Wolf Ranch is a 670,000 square foot community center located north of Austin, Texas in Georgetown. It will be an open-air, mixed-use shopping center containing a mix of anchor stores, specialty retail stores and unique restaurants. Gross costs are expected to approximate $98 million and we own 100% of this project.
•
Firewheel Town Center is a 785,000 square foot open-air regional shopping center located in Garland, Texas. Gross costs are expected to approximate $132 million and we own 100% of this project.
•
Rockaway Plaza is a 250,000 square foot community center located in Rockaway, New Jersey, adjacent to our Rockaway Townsquare. Gross costs are expected to approximate $39 million and we own 100% of this project.
•
The Town Center at Coconut Point is an open-air mainstreet regional shopping center that is part of a 482 acre master planned community named Coconut Point located in Estero/Bonita Springs, Florida. The Town Center at Coconut Point will contain approximately 1.2 million square feet of retail space, 45,000 square feet of office condominiums and 305 condominium units. Gross costs are expected to approximate $242 million. Town Center at Coconut Point is a 50/50 joint venture.

            Finally, we increased our international presence with the acquisition of Chelsea through its Premium Outlet centers in Japan. We continue to be alert to additional opportunities in the international markets and look to continue to focus on our joint venture interests in Europe. Development activities in 2004 related to our international joint ventures included the following:

•
Arkadia, a 1.1 million square foot shopping center located in Warsaw, Poland. The project incorporates a hypermarket, approximately 200 retail shops, a home improvement center and a cinema. We hold a 34.7% interest in the center through our joint venture with European Retail Enterprises, B.V.

            Further, we expect development and redevelopment/expansion activity for 2005 for our international joint ventures to include the following activity:

•
Our Italian joint venture will continue construction of three shopping centers in Roma, Nola, and Guigliano, Italy with a total GLA of nearly 4 million.
•
Our Premium Outlet in Nagoya, Japan will undergo a 178,000 square foot expansion.

            Regarding financing activities, we lowered our overall borrowing rate by 42 basis points during the year as a result of our financing activities related to consolidated indebtedness. Our financing activities were highlighted by five significant transactions:

•
On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. We used the net proceeds to reduce borrowings on our Credit Facility, to unencumber one Property, exchange other indebtedness and for general working capital purposes. We subsequently completed an exchange offer in which notes registered under the Securities Act of 1933 with the same economic terms and conditions were exchanged for the Rule 144A notes.
•
On February 26, 2004, we obtained a $250.0 million unsecured term loan which bears interest at LIBOR plus 65 basis points. The proceeds from this financing were used to pay off various unsecured term loans, with rates ranging from LIBOR plus 65 basis points to LIBOR plus 80 basis points, and for general working capital purposes.
•
On June 15, 2004, we refinanced a pool of seven cross-collateralized mortgages totaling $219.4 million with a $220.0 million variable-rate term loan. The original mortgages were to mature on December 15, 2004 and had an effective interest rate of 7.06%. The refinanced mortgages have a new maturity date of July 1, 2014 and have a weighted average interest rate of 5.90%. We also unencumbered one Property as part of this refinancing activity.
•
On August 11, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $900.0 million at a weighted average fixed interest rate of 5.29%. We received net proceeds of $890.6 million and used $585.0 million of the net proceeds to reduce borrowings on our Credit Facility, $150.0 million to retire fixed rate 7.75% unsecured notes, $120.7 million to unencumber two consolidated Properties with rates of LIBOR plus 130 basis points and LIBOR plus 150 basis points, with the remaining portion being used for general working capital purposes.
•
On October 12, 2004, in connection with the acquisition of Chelsea, we entered into an agreement and obtained unsecured borrowings of $1.8 billion (the Acquisition Facility) which matures on October 12, 2006. Base rate loans under the Acquisition Facility bear interest at a rate per annum equal to LIBOR plus 55 basis points.

  United States Portfolio Data

            The Portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot. We include acquired Properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We do not include any Properties located outside of the U.S. The following table sets forth these key operating statistics for:

•
Properties that we control and which are consolidated in our consolidated financial statements;
•
Properties which we do not control that we account for under the equity method as unconsolidated joint ventures; and,
•
all Properties on a total Portfolio basis.

            We believe the total Portfolio data provides you with information helpful in evaluating not only the quality and growth potential of the Portfolio, but also the effectiveness of our management.

	2004	% Change (1)	2003	% Change (1)	2002	% Change (1)
Regional Malls
Occupancy
Consolidated	92.7%		92.2%		92.3%
Unconsolidated	92.6%		92.7%		93.5%
Total Portfolio	92.7%		92.4%		92.7%
Average Base Rent per Square Foot
Consolidated	$32.81	4.9%	$31.28	5.5%	$29.66	4.5%
Unconsolidated	$34.78	3.1%	$33.73	3.8%	$32.50	5.3%
Total Portfolio	$33.50	3.8%	$32.26	5.1%	$30.70	4.8%
Comparable Sales Per Square Foot
Consolidated	$411	5.9%	$388	3.8%	$374	1.6%
Unconsolidated	$460	7.8%	$427	0.5%	$425	2.4%
Total Portfolio	$427	6.1%	$402	2.9%	$391	2.0%
Premium Outlets
Occupancy	99.3%		—		—
Average Base Rent per Square Foot	$21.85		—		—
Comparable Sales Per Square Foot	$412		—		—
Community Shopping Centers
Occupancy
Consolidated	90.5%		87.1%		84.9%
Unconsolidated	94.7%		96.3%		91.2%
Total Portfolio	91.9%		90.2%		86.9%
Average Base Rent per Square Foot
Consolidated	$11.12	1.0%	$11.01	7.5%	$10.24	4.6%
Unconsolidated	$10.49	7.4%	$9.77	(0.9%)	$9.86	(0.6%)
Total Portfolio	$10.91	3.0%	$10.59	4.6%	$10.12	2.5%
Comparable Sales Per Square Foot
Consolidated	$222	5.5%	$210	6.6%	$197	2.0%
Unconsolidated	$200	(2.9%)	$206	1.6%	$203	(6.6%)
Total Portfolio	$215	2.9%	$209	4.8%	$199	(1.1%)

(1)
Percentages may not recalculate due to rounding.

            Occupancy Levels and Average Base Rents.    Occupancy and average base rent is based on mall and freestanding GLA owned by us ("Owned GLA") at mall and freestanding stores in the regional malls, all tenants at Premium Outlets, and all tenants at community shopping centers. We believe the continued growth in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the growth in occupancy is a direct or indirect increase in nearly every category of revenue. Our portfolio has maintained stable occupancy and increased average base rents, in the current economic climate.

            Comparable Sales per Square Foot.    Sales volume includes total reported retail sales at Owned GLA in the regional malls and all reporting tenants at Premium Outlets and community shopping centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  International Property Data

            The following key operating statistics are provided for our international properties all of which are accounted for on the equity method of accounting. Discussion regarding our results of operations for our investment in unconsolidated entities is included in our year over year comparisons to follow. The values for Premium Outlets are provided for 2004 only as these investments were acquired as part of our acquisition of Chelsea in the fourth quarter of 2004.

	2004	2003
European Shopping Centers
Number of shopping centers	51	47
Total GLA (in millions of square feet)	10.90	8.90
Occupancy	96.0%	99.3%
Comparable sales per square foot	$526	N/A
Average rent per square foot	$34	N/A
International Premium Outlets (1)
Total number of Premium Outlets	4	—
Total GLA (in millions of square feet)	1.13	—
Occupancy	100%	—
Comparable sales per square foot	$821	—
Average rent per square foot	$82	—

(1)
Does not include Premium Outlets Punta Norte in Mexico, which opened December 2004.

  Significant Accounting Policies

            Our significant accounting policies are described in detail in Note 3 of the Notes to Consolidated Financial Statements. The following briefly describes those accounting policies we believe are most critical to understanding our business:

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
•
We review Properties for impairment on a case-by-case basis whenever events or changes in circumstances indicate that our carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot. Changes in our estimates of the future undiscounted operating income before depreciation and amortization as well as the holding period for each Property could affect our conclusion on whether an impairment charge is necessary. We recognize an impairment of investment property when we estimate that the undiscounted operating income before depreciation and amortization is less than the carrying value of the Property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the Property over its estimated fair value.

  We may decide to sell Properties that are held for use and the sales prices of these Properties may differ from their carrying values.

•
In order to maintain Simon Property's status as a REIT, it is required to distribute 90% of its taxable income in any given year and meet certain asset and income tests in addition to other requirements. Certain relief provisions were recently enacted, but are generally applicable for 2005 and subsequent years. Because substantially all of Simon Property's activities are conducted through us, we must also follow the REIT requirements. We monitor our business and transactions that may potentially impact its REIT status. If Simon Property fails to maintain its REIT status, then it would be required to pay federal income taxes at regular corporate income tax rates during the period that it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain Simon Property's REIT status would result in a significant increase in the income tax expense recorded during those periods.
•
We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component. The most significant components of our allocations are typically the market value in-place leases and the allocation of fair value to the buildings, as if vacant, and land. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term.

Results of Operations

            In addition to the 2004 acquisitions and dispositions previously discussed, the following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•
On October 22, 2004, Phase III of The Forum Shops at Caesars in Las Vegas opened.
•
On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center.
•
In the fourth quarter of 2003, we increased our ownership in Kravco Investments L.P. ("Kravco") that resulted in the consolidation of four Properties.
•
We acquired a 100% interest in 31 Premium Outlet Properties located in the U.S., an equity interest in five international Premium Outlets (four in Japan and one in Mexico), and 100% interest in 3 community centers and 21 other Properties.
•
On July 19, 2002, we acquired the remaining ownership interest in Copley Place that resulted in our consolidation of this Property. Our initial joint venture interest in this Property was acquired as part of our acquisition of Rodamco North America, N.V. ("Rodamco").
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

            In addition to the 2004 acquisitions and dispositions previously discussed, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

•
On October 14, 2004, Clay Terrace in Carmel, Indiana opened.
•
The Kravco transactions increased our ownership percentages in 11 joint venture properties. Four of the Properties we now control and therefore they have been consolidated.
•
On May 10, 2004, we and our joint venture partner completed the construction and opened Chicago Premium Outlets.
•
On April 7, 2004, we sold the joint venture interest in a hotel property held by the Management Company, and on August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota (see Item 3).
•
On August 4, 2003, we and our joint venture partner completed construction and opened Las Vegas Premium Outlets.
•
On May 31, 2002, we sold our interests in our five value oriented super-regional malls to Mills Corporation.

•
On May 3, 2002, we completed the Rodamco acquisition that added six new joint venture Properties during the period, including our initial interest in Copley Place.
•
On April 1, 2002, we sold our interest in Orlando Premium Outlets. This property was acquired in the merger with Chelsea on October 14, 2004.

            As a result of the adoption of Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") on January 1, 2004, we consolidated the operations of two Properties, which were previously accounted for under the equity method.

            Our consolidated discontinued operations reflect results of the following Properties which were sold on various dates in 2003 and 2004:

•
Richmond Square, Mounds Mall, Mounds Mall Cinema and Memorial Mall on January 9, 2003
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003
•
Hutchinson Mall on June 15, 2004
•
Bridgeview Court on July 22, 2004
•
Woodville Mall on September 1, 2004
•
Santa Fe Premium Outlets on December 28, 2004
•
Heritage Park Mall on December 29, 2004

            For the purposes of the following comparison between the years ended December 31, 2004 and December 31, 2003, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior year.

            In addition to the Property Transactions, on March 14, 2003, we purchased the remaining ownership interest in Forum Shops which impacted our minority interest expense, depreciation expense, and interest expense. On January 1, 2003, the Operating Partnership acquired all of the remaining equity interests of the Management Company that resulted in the consolidation of the Management Company at that point. The Management Company was previously accounted for using the equity method during 2002.

  Year Ended December 31, 2004 vs. Year Ended December 31, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $206.1 million during the period. The net effect of the Property Transactions increased minimum rents $172.5 million, including the amortization of $5.3 million of fair market value of acquired in-place leases as part of our acquisitions. Comparable base rents increased $33.6 million due principally to the leasing of space at higher rents that resulted in an increase in base rents of $23.5 million. In addition, increased rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $12.6 million. Straight-line rents also increased by $5.1 million year over year.

            Overage rents increased $19.1 million of which $15.3 million related to the Property Transactions. Comparable overage rents increased $3.8 million.

            Tenant reimbursements increased $94.5 million of which the Property Transactions accounted for $79.2 million of the increase. The remaining portion of the increase was primarily due to increases in comparable recoverable expenditures amounting to $15.3 million.

            The Management Company recorded fee revenues of $53.2 million and insurance premium revenues of $17.3 million.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $3.1 million. The increase in other income was primarily due to increased outlot land sales of $8.5 million offset by a decline in lease settlement income of $2.7 million and interest income of $4.7 million.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $17.9 million to $117.2 million from $99.3 million. The increase in revenues is primarily due to:

•
increased revenue from our gift card program,
•
increased rents and fees from service providers,

•
increased advertising rentals, and
•
increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by a $20.4 million increase in Simon Brand and Simon Business expenses that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

            Property operating expenses increased $45.1 million, $8.4 million of which was on comparable properties. The remainder of the increase in property operating expenses was due to the effect of Property Transactions. Depreciation and amortization expenses increased $126.3 million primarily due to the net effect of the Property Transactions, while comparable properties accounted for $33.6 million of the increase. In 2003, we incurred $10.6 million of costs related to a withdrawn tender offer which did not recur in 2004. Other expenses increased $12.8 million and the increases in home office and regional office costs and general and administrative expenses were due to the effect of the Property Transactions and increased professional fees. We also recorded in the fourth quarter a non-cash impairment charge of $18 million related to one property.

            Interest expense increased $59.4 million. The increase is due primarily to an increase in our average borrowings of $1.8 billion. The increase in the average borrowings is primarily due to the financing of our 2004 and 2003 acquisitions, our $500 million unsecured note offering in January of 2004, our $900 million unsecured senior note offering in August of 2004, and the effect of slightly higher variable interest rate levels during 2004. The increases were offset by an overall decrease in weighted average interest rates as a result of refinancing activity which moved certain borrowings as previously described to lower borrowing rates. Our effective weighted average interest rate on fixed-rate borrowings decreased from 6.71% in 2003 to 6.48% in 2004. Conversely, our weighted average interest rate on variable rate borrowings increased from 2.61% in 2003 to 3.06% in 2004.

            Income from unconsolidated entities decreased $20.0 million in 2004 as compared to 2003. This was principally the result of the Property Transactions and the effect of development projects in joint venture operations that were placed into service during 2003 resulting in a full year of operations.

            We recorded a $0.8 million net loss on the sale of assets in 2004 (Mall of America loss offset by a gain on the disposition of our interests in the hotel property previously mentioned) as compared to a $5.1 million net loss for 2003. Included in the net loss for 2003 was a $6.0 million charge in connection with Mall of America.

            In 2004, discontinued operations were the result of our sale of five non-core Properties consisting of three regional malls, one community center, and one Premium Outlet. As a result of these transactions, we reclassified the results of operations from these consolidated Properties to discontinued operations. We believe these dispositions will not have a material effect on our results of operations or liquidity.

            Finally, preferred unit requirements were $63.6 million for 2004 as compared to $67.2 million for 2003. The impact of preferred units issued in connection with the Chelsea and Kravco transactions were offset by the conversion of Series B 6.5% Preferred Units into common units in the fourth quarter of 2003 and redemption of the Series E Preferred 8% Units in the fourth quarter of 2004.

  Year Ended December 31, 2003 vs. Year Ended December 31, 2002

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $75.6 million during the period. The net effect of the Property Transactions increased minimum rents $45.1 million and the purchase accounting estimation of the fair market value of in-place leases as part of our acquisitions, increased rents by $6.2 million. Comparable rents increased $24.3 million. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $23.9 million. In addition, increased rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $4.4 million. These increases were offset by a $4.1 million decrease in straight-line rent revenue.

            The Management Company recorded fee revenues of $58.5 million and insurance premium revenues of $16.2 million.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, decreased $16.2 million. The impact of the consolidation of the Management Company included the addition of $7.0 million of investment income primarily from the insurance subsidiaries and the elimination of consolidated intercompany interest and dividend income that totaled $13.6 million in 2002 received from the Management Company previously recorded in other income in 2002. In addition, outlot land sales decreased by $2.0 million due to higher than normal activity in 2002 and lease settlement income decreased $2.2 million. In addition, other income in 2002 included the impact of our hedges of the Rodamco acquisition in 2002, of which $7.8 million was included in other income and $0.7 million of expense is included in other expenses.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $19.3 million to $100.2 million from $80.9 million. This included a net $6.9 million increase from the Property Transactions primarily due to acquired parking services. The increase in revenues is primarily due to:

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

            Tenant reimbursements increased $31.6 million of which the Property Transactions accounted for $17.3 million of the increase. The remaining portion of the increase was primarily due to increases in comparable recoverable expenditures. Depreciation and amortization expenses increased $30.0 million primarily due to the net effect of the Property Transactions, the consolidation of the Management Company, and the Forum Shops acquisition. The costs related to the withdrawn tender offer of $10.6 million relate to the write off of our deferred acquisition costs. Other expenses decreased $1.1 million due to expenses related to a litigation settlement in 2002. This was offset by increased ground rent expense of $4.0 million primarily due to the acquisition of Stanford Shopping Center. The increase in home office and regional office costs and general and administrative expenses was due to the consolidation of the Management Company that added $52.9 million of total operating expenses in 2003.

            Interest expense increased $4.4 million. Our average borrowings increased as a result of the full year impact of the financing of the Rodamco acquisition, the unsecured note offering in March of 2003, and financing of acquisition activities in 2003. This increase was offset by an overall decrease in weighted average interest rates as a result of refinancing activity, an increase in capitalized imputed interest due to increased development, renovation and expansion activity, and slightly lower variable interest rate levels.

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

            Income from unconsolidated entities increased $42.3 million in 2003 as compared to 2002. In 2002, income from unconsolidated entities included income from Management Company operations, excluding MerchantWired LLC, of approximately $14.1 million. This included our share of the gain of $8.4 million, net of tax, associated with the sale of land partnership interests previously discussed. In 2003, income from unconsolidated entities owned by the Management Company in 2003 totaled $3.7 million. In addition, income from unconsolidated partnerships and joint ventures, excluding the Management Company, increased $17.2 million resulting from:

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

            Losses from MerchantWired LLC in 2002, included in income from unconsolidated entities, represents our indirect share of operating losses of $10.2 million, after a tax benefit of $6.2 million. These operating losses included our share of an impairment charge of $4.2 million, after tax, on certain technology assets. The Management Company recorded a net write-off of $22.5 million, after a tax benefit of $9.4 million, of its investment in MerchantWired LLC in September 2002. The total technology write-off related to MerchantWired LLC was $38.8 million before tax.

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

            On October 8, 2003, we and Westfield America, Inc. ("Westfield"), the U.S. subsidiary of Westfield America Trust, withdrew our tender offer for all of the outstanding common shares of Taubman Centers, Inc. The withdrawal of the tender offer followed the enactment of a law amending the Michigan Control Share Acquisition Act and which allowed the Taubman family group to effectively block our ability to conclude the tender offer. As a result, we expensed deferred acquisition costs of $10.6 million, net, related to this acquisition during 2003.

            Finally, the 2003 preferred unit requirement decreased $8.4 million from 2002 due to the conversion of units of 6.5% Series B Preferred Units into common units.

Liquidity and Capital Resources

            Our balance of cash and cash equivalents decreased $9.5 million during 2004 to $519.6 million as of December 31, 2004, including a balance of $185.6 million related to our gift card program, which we do not consider available for general working capital purposes.

            On December 31, 2004, the Credit Facility had available borrowing capacity of $786.9 million net of outstanding borrowings of $425.0 million and letters of credit of $38.1 million. The Credit Facility bore interest at LIBOR plus 65 basis points with an additional 15 basis point facility fee on the entire $1.25 billion facility and provided for variable grid pricing based upon our corporate credit rating. The Credit Facility had an initial maturity of April 2005, with an additional one-year extension available at our option. In addition, the Credit Facility had a $100 million EURO sub-tranche that allows us to borrow Euros at EURIBOR plus 65 basis points and/or dollars at LIBOR plus 65 basis points, at our option, and had the same maturity date as the overall Credit Facility. The amount available under the $100 million EURO sub-tranche varied with changes in the exchange rate, however, we may have borrowed amounts available under this EURO sub-tranche in dollars, if necessary. During 2004, the maximum amount outstanding under the Credit Facility was $585.0 million and the weighted average amount outstanding was $370.3 million. The weighted average interest rate was 1.95% for the year ended December 31, 2004.

            On January 11, 2005, we refinanced the Credit Facility with a new $2.0 billion unsecured revolving credit facility. The new credit facility has a maturity date of January 11, 2008, with an additional one-year extension available at our option. The facility can be increased to $2.5 billion within the first two years of closing at our option subject to a fee approximating 25 basis points. The Credit Facility bears interest at LIBOR plus 55 basis points with an additional

15 basis point facility fee on the entire $2.0 billion facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the new facility has a $500 million multi-currency tranche for Euro, Yen or Sterling borrowings and also includes a money market competitive bid option program that allows us to hold auctions to obtain lower pricing for short-term funds for up to $1.0 billion.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa2 by Moody's Investors Service and BBB+ by Standard & Poor's.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.2 billion during 2004. This includes $35.1 million of excess proceeds from refinancing activities primarily from three unconsolidated joint ventures. We assumed $51.2 million of cash from acquisitions. We also received $51.3 million primarily from the sale of seven non-core properties. We had net proceeds from all of our debt financing and repayment activities in 2004 of $2.5 billion, as discussed below in "Financing and Debt". We used part of these proceeds as follows:

•
to fund $2.4 billion in cash needs for our acquisitions which are detailed under the "Acquisitions" section of this discussion.
•
paid unitholder distributions totaling $684.0 million,
•
paid preferred unit distributions totaling $57.4 million,
•
funded consolidated capital expenditures of $546.1 million. These capital expenditures include development costs of $214.8 million, renovation and expansion costs of $240.7 million and tenant costs and other operational capital expenditures of $90.6 million, and
•
funded investments in unconsolidated entities of $84.9 million of which $48.9 million was used to fund new developments, redevelopments, and other capital expenditures.

            We met our maturing debt obligations in 2004 primarily through refinancings and borrowings on our Credit Facility.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to unitholders necessary to maintain Simon Property's REIT qualification for 2005 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

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

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on the Credit Facility, to unencumber one Property, and the remaining portion was used for general working capital purposes. Subsequently, we completed an exchange offer in which notes registered under the Securities Act of 1933 with the same economic terms and conditions were exchanged for the Rule 144A notes.

            Concurrent with the issuance of the Rule 144A notes, we entered into a five-year variable rate $300.0 million notional amount swap agreement to effectively convert the $300.0 million tranche to floating rate debt at an effective rate of six-month LIBOR. We completed this swap agreement, as our amount of variable rate indebtedness as a percent of our total outstanding debt was lower than our desired range.

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

            On August 11, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $900.0 million at a weighted average fixed interest rate of 5.29%. The first tranche is $400.0 million at a fixed interest rate of 4.875% due August 15, 2010 and the second tranche is $500.0 million at a fixed interest rate of 5.625% due August 15, 2014. We received net proceeds of $890.6 million. We used $585.0 million of the net proceeds to reduce borrowings on our Credit Facility, $150.0 million to retire fixed rate 7.75% unsecured notes, $120.7 million to unencumber two consolidated Properties, and the remaining portion was used for general working capital purposes. Subsequently, we completed an exchange offer in which notes registered under the Securities Act of 1933 with the same economic terms and conditions were exchanged for the Rule 144A notes.

            On October 12, 2004, we obtained a $1.8 billion unsecured term loan ("Acquisition Facility") to finance the cash portion of our acquisition of Chelsea. The Acquisition Facility matures on October 12, 2006 and requires minimum principal repayments in three equal installments after twelve months, eighteen months, and at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points and provides for variable grid pricing based upon our credit rating.

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

            On April 27, 2004, we secured a $96.0 million fixed rate mortgage at 5.17% to permanently finance a portion of the Montgomery Mall. A portion of the proceeds were used to purchase additional ownership interest. The mortgage has a maturity date of May 11, 2014.

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

            On July 12, 2004, we refinanced a consolidated Property with a $73.0 million, 5.84% fixed rate mortgage that matures on August 11, 2014. The balance of the previous mortgage was $47.0 million, bore interest at a variable rate of LIBOR plus 275 basis points and was scheduled to mature on July 1, 2005.

            On July 28, 2004, we refinanced a consolidated Property with a $86.0 million, 5.65% fixed rate mortgage that matures on August 11, 2014. The balance of the previous mortgage was $45.0 million, bore interest at a variable rate of LIBOR plus 150 basis points and was scheduled to mature on June 12, 2005.

            On November 25, 2004, we paid off one mortgage encumbering a consolidated Property that was scheduled to mature on February 1, 2005. The mortgage had a balance of $36.0 million and bore interest at a fixed rate of 7.42%.

  Summary of Financing

            Our consolidated debt adjusted to reflect outstanding derivative instruments consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2004	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2003	Effective Weighted Average Interest Rate
Fixed Rate	$10,766,015	6.48%	$8,499,750	6.71%
Variable Rate	3,820,378	3.06%	1,766,638	2.61%

	$14,586,393	5.58%	$10,266,388	6.00%

            As of December 31, 2004, we had interest rate cap protection agreements on $257.1 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $65.5 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 2.71% and a weighted average fixed receive rate of 3.72% at December 31, 2004. As of December 31, 2004, the net effect of these agreements effectively converted $304.5 million of fixed rate debt to variable rate debt. As of December 31, 2003, the net effect of these agreements effectively converted $237.0 million of fixed rate debt to variable rate debt.

            Contractual Obligations and Off-balance Sheet Arrangements:    The following table summarizes the material aspects of our future obligations as of December 31, 2004 (dollars in thousands):

	2005	2006 - 2007	2008 - 2010	After 2010	Total
Long Term Debt
Consolidated (1)	$1,542,161	$4,692,333	$4,208,665	$4,013,050	$14,456,209

Pro Rata Share Of Long Term Debt:
Consolidated (2)	$1,539,463	$4,649,859	$4,117,140	$3,909,760	$14,216,222
Joint Ventures (2)	181,099	672,066	798,745	1,098,117	2,750,027

Total Pro Rata Share Of Long Term Debt	1,720,562	5,321,925	4,915,885	5,007,877	16,966,249
Consolidated Capital Expenditure Commitments (3)	296,571	65,929	-	-	362,500
Joint Venture Capital Expenditure Commitments (3)	57,145	16,074	-	-	73,219
Consolidated Ground Lease Commitments	13,993	30,782	46,831	635,911	727,517

Total	$2,088,271	$5,434,710	$4,962,716	$5,643,788	$18,129,485

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $130,184.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

(3)
Represents our pro rata share of capital expenditure commitments.

            Capital expenditure commitments presented in the table above represent new developments, redevelopments or renovation/expansions that we have committed to the completion of construction. The timing of these expenditures may vary due to delays in construction or acceleration of the opening date of a particular project. In addition, the amount includes our share of committed costs for joint venture developments.

            We expect to meet our 2005 debt maturities through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have access to capital markets to meet all future long-term obligations when they come due. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each obligation. We incurred interest expense during 2004 of $662.1 million net of capitalized interest of $14.6 million.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2004, we have guaranteed or have provided letters of credit to support $104.7 million of our total $2.8 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Preferred Unit Activity

            Commensurate with the acquisition of Chelsea on October 14, 2004, we issued 18,015,506 6% Series I Convertible Perpetual Preferred Units and 796,948 Series J 8 3/8% Cumulative Redeemable Preferred Units.

            During 2004, all outstanding units of our 8% Series E Cumulative Redeemable Preferred Units were redeemed. We had 1,071,456 preferred units converted to common units. In addition 1,156,039 preferred units were repurchased. We also issued a total of 4,194,117 common units to the limited partner holders who exercised their conversion rights.

  Acquisitions and Dispositions

            Significant Acquisitions.    On October 14, 2004, Simon Property completed its $5.2 billion (including assumption of debt) acquisition of Chelsea Property Group, Inc. (Chelsea). We and Simon Property issued securities to Chelsea's stockholders and limited partners. Chelsea common stockholders received per share merger consideration of: $36.00 in cash; 0.2936 of a share of Simon Property common stock; and 0.3000 of a share of Simon Property Series I 6% Convertible Perpetual Preferred Stock (Series I Preferred Stock). In total, Simon Property issued the following shares of common and preferred stock to Chelsea common stockholders:

•
12,978,795 shares of Simon Property common stock; and,
•
13,261,712 shares of Series I Preferred Stock

            In accordance with our partnership agreement, we issued to Simon Property an equivalent number of our units based on the shares of common stock issued and an equivalent number of our preferred units, with terms substantially the same as the related Series I Preferred Stock that Simon Property issued to Chelsea common stockholders. The Series I 6% preferred units and the corresponding Series I Preferred Stock are further described in the footnotes to the consolidated financial statements.

            Further, each share of Chelsea Series A Preferred Stock was converted into the right to receive one share of Simon Property Series J 8 3/8% Cumulative Redeemable Preferred Stock (Series J Preferred Stock), which has terms substantially the same as the Chelsea Series A Preferred Stock. The fair value of the Chelsea Series A Preferred Stock at the acquisition date was $39.8 million, which resulted in the issuance of 796,948 shares of Series J Preferred Stock. As a result, we issued to Simon Property an equivalent number of Series J 8 3/8% Cumulative Redeemable Preferred Units with terms substantially the same as the related Series J Preferred Stock.

            As part of the transaction, we issued to the limited partners of CPG Partners, L.P., the operating partnership subsidiary of Chelsea, our units and convertible preferred units as follows.

•
4,652,232 units; and,
•
4,753,794 Series I 6% Convertible Perpetual Preferred Units.

            As a result, CPG Partners, L.P. and Chelsea are now our subsidiaries.

            Also during 2004, we:

•
acquired a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million,
•
acquired a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million, and

•
acquired an increased ownership interest in Bangor Mall and Montgomery Mall for approximately $67.0 million.

            Dispositions.    As part of our strategic plan to own quality retail real estate we continue to pursue the sale of Properties, under the right circumstances, that no longer meet our strategic criteria. In 2004, we disposed of five non-core properties that no longer met our strategic criteria. These consisted of three regional malls, one community center, and one Premium Outlet. We do not believe the sale of these Properties will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. We believe the disposition of these Properties will enhance the average overall quality of our Portfolio.

            Joint Ventures.    Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in Simon Property's stockholders' best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness.

  Development Activity

            New U.S. Developments.    The following describes selected new development projects, the estimated total net cost, our share of the estimated total net cost and construction in progress as of December 31, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Net Cost (b)	Our Share of Estimated Total Net Cost	Our Share of Construction in Progress (a)	Actual/Estimated Opening Date
The Town Center at Coconut Point	Estero/Bonita Springs, FL	1,200,000	$189	$95	$29.9	Spring 2006
St. Johns Town Center (c)	Jacksonville, FL	1,500,000	126	107	102.3	Spring 2005
Seattle Premium Outlets	Tulalip, WA	383,000	58	58	37.0	Spring 2005
Wolf Ranch	Georgetown, TX (Austin)	670,000	62	62	45.1	Summer 2005
Rockaway Plaza	Rockaway, NJ	250,000	8	8	7.4	Fall 2005
Firewheel Center	Garland, TX	785,000	98	98	54.6	Fall 2005

(a)
Amounts include the portion of the project placed in service as of December 31, 2004, if any.

(b)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(c)
Due to our preference in the joint venture partnership, we are contributing 85% of the project costs.

            We expect to fund these capital projects with either available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. Our share of expected 2005 new development costs related to the above projects is approximately $150 million in 2005. In addition, we also expect to fund development/predevelopment costs related to certain other new U.S. developments amounting to $170 million in 2005.

            Strategic U.S. Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of construction in progress as of December 31, 2004 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (b)	Our Share of Estimated Total Cost	Our Share of Construction in Progress (a)	Actual/Estimated Opening Date
Aurora Mall	Aurora, CO	380,000	$45	$45	$16.6	Fall 2005
Southpark Mall (Phase II)	Charlotte, NC	250,000	31	31	26.1	Summer 2005

(a)
Amounts include the portion of the project placed in service as of December 31, 2004, if any.

(b)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            In addition to the above two projects, we also expect to fund development/predevelopment related to certain other new U.S. expansions and renovations amounting to $70 million in 2005.

  Capital Expenditures on Consolidated Properties

            The following table summarizes total capital expenditures on consolidated Properties on a cash basis:

	2004	2003	2002
New Developments	$215	$105	$11
Renovations and Expansions	241	187	94
Tenant Allowances	74	54	60
Operational Capital Expenditures	16	6	46

Total	$546	$352	$211

            International.    In 2003 we significantly increased our presence in Europe through our joint venture with the Rinascente Group, Gallerie Commerciali Italia ("GCI"). Our strategy is to invest capital internationally not only to acquire existing properties but also to use the net cash flow from the existing properties to fund other future developments. We believe reinvesting the cash flows derived overseas in foreign denominated development and redevelopment projects helps minimize our exposure to our initial investment and to the changes in foreign currencies on future investments that might otherwise significantly increase our cost and reduce our returns on these new projects and developments. In addition, to date we have funded the majority of our investments specific to Europe, with Euro-denominated borrowings that act as a natural hedge on our investments. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico whereby Yen and Peso denominated financing have been secured for the financing of the affected properties.

            Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso are not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings for the next few years.

            The agreements for our 34.7% interest in European Retail Enterprises, B.V. ("ERE") are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing stockholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitments is approximately $60 million to purchase shares of stock of ERE, assuming that the three existing stockholders exercise their rights under put options. We expect these purchases to be made from 2006-2008. In addition, the agreements contain normal buy/sell provisions as previously described, as well as a marketing right which a partner may exercise. We and the other significant owner of ERE have the right to market the sale of the entire company, subject to a right of first offer to the non-selling partner. If the non-selling partner does not exercise its right for a specified price, then the selling partner can sell each partners' interest in ERE commencing in the second quarter of 2005. Our partner has initiated a process in order to exercise this marketing right but has not yet given us the notice required to formally commence the marketing right or allow us to exercise our right of first offer.

            The carrying amount of our total combined investment in ERE and GCI of December 31, 2004 net of the related cumulative translation adjustment was $320.6 million, including subordinated debt in ERE. Our investments in ERE and GCI are accounted for using the equity method of accounting. Currently a total of 3 European developments are under construction which will add approximately 3.9 million square feet of GLA for a total net cost of approximately €422 million, of which our share is approximately €85 million.

            As of December 31, 2004, the carrying amount of our 40% investment in the four Japanese Premium Outlet joint ventures was $398.3 million, and is accounted for using the equity method of accounting. There is a single project under expansion in Nagoya, Japan which contains 178,000 square feet of GLA to Toki Premium Outlets for a total net cost of $44 million, of which our share is approximately $18 million.

  Distributions

            On February 5, 2005, the Simon Property Board of Directors approved an increase in the annual distribution rate to $2.80 per unit. Distributions during 2004 aggregated $2.60 per unit and distributions during 2003 aggregated $2.40 per unit. We are required to pay a minimum level of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

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

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2004, a 0.50% increase in the market rates of interest would decrease future earnings and cash flows by approximately $19.1 million, and would decrease the fair value of debt by approximately $252.2 million. A 0.50% decrease in the market rates of interest would increase future earnings and cash flows by approximately $19.1 million, and would increase the fair value of debt by approximately $260.8 million.

Retail Climate and Tenant Bankruptcies

            Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures that affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from store closings or bankruptcies. We lost approximately 500,000 square feet of mall shop tenants in 2004.

            The geographical diversity of our Portfolio mitigates some of the risk of an economic downturn. In addition, the diversity of our tenant mix also is important because no single retailer represents either more than 1.7% of total GLA or more than 4.0% of our annualized base minimum rent. Bankruptcies and store closings may, in some circumstances, create opportunities for us to release spaces at higher rents to tenants with enhanced sales performance. We have demonstrated an ability to successfully retenant anchor and inline store locations during soft economic cycles. While these factors reflect some of the inherent strengths of our portfolio in a difficult retail environment, we cannot assure you that we will successfully execute our releasing strategy.

Insurance

            We maintain commercial general liability "all risk" property coverage including fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company, indemnifies our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides a portion of our initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into Law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form that eliminates the policy aggregates associated with our previous terrorism policies. This policy is in place throughout the remainder of 2005.

Inflation

            Inflation has remained relatively low in recent years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen our exposure to the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. A substantial portion of our leases, other than those for anchors, require the tenant to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. For most of our remaining leases, we receive fixed reimbursement from the tenant which is subject to annual adjustments.

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

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            Management's Report On Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by Simon Property's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. Their report is included within this Form 10-K.

Report Of Independent Registered Public Accounting Firm On
Internal Control Over Financial Reporting

To the Board of Directors of Simon Property Group, Inc.:

            We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, included within Item 9A of this Form 10-K, that Simon Property Group, L.P. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the partnership's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

            A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            In our opinion, management's assessment that Simon Property Group, L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Simon Property Group, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule listed in the Index at Item 15, and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 14, 2005

Item 9B.    Other Information

            None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

            The general partner of the Operating Partnership is Simon Property. The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "Executive Officers of the Registrant" in Part I thereof.

Item 11.    Executive Compensation

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

Item 14.    Principal Accounting Fees and Services

            The information required by this item is incorporated herein by reference to Simon Property's definitive Proxy Statement for its annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

		Page No.
(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	68
	Consolidated Balance Sheets as of December 31, 2004 and 2003	69
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	70
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	71
	Consolidated Statements of Partners' Equity for the years ended December 31, 2004, 2003 and 2002	72
	Notes to Consolidated Financial Statements	73
(2)	Financial Statement Schedule
	Simon Property Group, L.P. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated Depreciation	110
	Notes to Schedule III	117
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item	118

Report Of Independent Registered Public Accounting Firm

To the Board of Directors of Simon Property Group, Inc.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of Simon Property Group, L.P.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Simon Property Group, L.P.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 14, 2005

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2004	December 31, 2003
ASSETS:
Investment properties, at cost	$21,085,693	$14,805,073
Less — accumulated depreciation	3,136,195	2,534,898

	17,949,498	12,270,175
Cash and cash equivalents	519,556	529,036
Tenant receivables and accrued revenue, net	358,990	302,507
Investment in unconsolidated entities, at equity	1,920,983	1,811,773
Deferred costs and other assets	1,172,875	608,572

Total assets	$21,921,902	$15,522,063

LIABILITIES:
Mortgages and other indebtedness	$14,586,393	$10,266,388
Accounts payable, accrued expenses, intangibles and deferred revenues	1,111,481	664,610
Cash distributions and losses in partnerships and joint ventures, at equity	37,739	14,412
Other liabilities, minority interest, and accrued distributions	324,160	280,401

Total liabilities	16,059,773	11,225,811

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 822,588 units issued and outstanding, at liquidation value	82,259	82,259
PARTNERS' EQUITY:
Preferred units, 33,042,122 and 17,530,898 units outstanding, respectively. Liquidation values $1,402,330 and $552,912, respectively	1,393,269	543,444
General Partner, 218,635,551 and 200,311,053 units outstanding, respectively	3,516,902	2,898,045
Limited Partners, 60,876,619 and 60,591,896 units outstanding, respectively	980,316	876,627
Note receivable from Simon Property (interest at 7.8%, due 2009)	(88,804)	(91,163)
Unamortized restricted stock award	(21,813)	(12,960)

Total partners' equity	5,779,870	4,213,993

Total liabilities and partners' equity	$21,921,902	$15,522,063

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2004	2003	2002
REVENUE
Minimum rent	$1,565,140	$1,356,157	$1,276,869
Overage rent	66,481	47,342	46,870
Tenant reimbursements	760,095	665,607	633,967
Management fees and other revenues	72,737	74,677	—
Other income	159,993	141,405	141,953

Total revenue	2,624,446	2,285,188	2,099,659

EXPENSES:
Property operating	363,386	318,322	301,190
Depreciation and amortization	617,785	491,450	461,486
Real estate taxes	251,959	215,282	206,065
Repairs and maintenance	91,390	83,365	72,989
Advertising and promotion	68,358	60,747	59,036
Provision for credit losses	17,608	14,364	8,736
Home and regional office costs	91,178	80,105	44,631
General and administrative	16,781	15,078	3,230
Costs related to withdrawn tender offer	—	10,581	—
Impairment charge	18,000	—	—
Other	39,990	27,239	28,332

Total operating expenses	1,576,435	1,316,533	1,185,695

OPERATING INCOME	1,048,011	968,655	913,964
Interest expense	662,085	602,651	598,244

Income before minority interest	385,926	366,004	315,720
Minority interest	(9,687)	(7,277)	(10,498)
(Loss) gain on sales of assets and other, net	(760)	(5,146)	160,877
Gain from debt related transactions, net	—	—	14,577
Income tax expense of taxable REIT subsidiaries	(11,770)	(7,597)	—

Income before unconsolidated entities	363,709	345,984	480,676
Income from unconsolidated entities	81,113	101,093	58,763

Income from continuing operations	444,822	447,077	539,439
Results of operations from discontinued operations	(293)	10,243	18,677
(Loss) gain on disposal or sale of discontinued operations, net	(252)	22,394	—

NET INCOME	444,277	479,714	558,116
Preferred unit requirement	(63,566)	(67,182)	(75,541)

NET INCOME AVAILABLE TO UNITHOLDERS	$380,711	$412,532	$482,575

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$295,954	$311,238	$355,369
Limited Partners	84,757	101,294	127,206

Net income	$380,711	$412,532	$482,575

BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.43	$1.53	$1.91
Discontinued operations	—	0.13	0.08

Net income	$1.43	$1.66	$1.99

DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.43	$1.52	$1.91
Discontinued operations	—	0.13	0.08

Net income	$1.43	$1.65	$1.99

Net Income	$444,277	$479,714	$558,116
Unrealized gain on interest rate hedge agreements	5,410	24,658	6,017
Net income on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	(4,548)	(5,888)	(1,333)
Currency translation adjustment	3,970	4,045	—
Other	(463)	1,337	(2,260)

Comprehensive Income	$448,646	$503,866	$560,540

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$444,277	$479,714	$558,116
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	606,293	513,713	487,200
Impairment on Investment Properties	18,000	—	—
Gain from debt related transactions, net	—	—	(14,307)
Loss (Gain) on sales of assets and other, net	760	5,146	(160,867)
Loss (Gain) on disposal or sale of discontinued operations, net	252	(22,394)	—
Straight-line rent	(8,981)	(3,468)	(6,645)
Minority interest	9,687	7,277	10,498
Minority interest distributions	(20,426)	(5,466)	(13,214)
Equity in income of unconsolidated entities	(81,113)	(101,093)	(58,763)
Distributions of income from unconsolidated entities	97,666	87,453	80,141
Changes in assets and liabilities —
Tenant receivables and accrued revenue	(34,900)	35,586	17,408
Deferred costs and other assets	(47,102)	(26,061)	(9,457)
Accounts payable, accrued expenses, deferred revenues and other liabilities	97,005	(24,217)	(9,831)

Net cash provided by operating activities	1,081,418	946,190	880,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(2,359,056)	(814,629)	(1,129,139)
Capital expenditures, net	(546,149)	(352,240)	(211,282)
Cash from acquisitions	51,189	2,267	9,272
Cash from the consolidation of joint ventures and the Management Company	2,507	48,910	—
Net proceeds from sale of assets, partnership interest, and discontinued operations	51,271	278,066	433,829
Investments in unconsolidated entities	(84,876)	(81,480)	(91,488)
Distributions of capital from unconsolidated entities and other	142,572	159,106	191,314
Notes and advances to the Management Company and affiliate	—	—	12,999

Net cash used in investing activities	(2,742,542)	(760,000)	(784,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	3,430	99,725	340,390
Purchase of preferred units and units	(40,195)	(93,954)	—
Partnership unit redemptions	(59,681)	—	—
Minority interest contributions, net	464	—	779
Partnership distributions	(741,354)	(663,093)	(603,580)
Mortgage and other indebtedness proceeds, net of transaction costs	5,710,886	2,536,498	2,408,685
Mortgage and other indebtedness principal payments	(3,221,906)	(1,926,974)	(2,103,586)

Net cash provided by (used in) financing activities	1,651,644	(47,798)	42,688

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,480)	138,392	138,472
CASH AND CASH EQUIVALENTS, beginning of year	529,036	390,644	252,172

CASH AND CASH EQUIVALENTS, end of year	$519,556	$529,036	$390,644

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Partners' Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from Simon Property	Total Partners' Equity
Balance at December 31, 2001	$1,028,318	$2,266,472	$841,758	$(20,297)	$(92,825)	$4,023,426

General partner contributions (671,836 units)		15,680				15,680
Conversion of 49,839 Series A Preferred Units into 1,893,651 units	(63,688)	63,518				(170)
Units issued as dividend (19,375 units)		651				651
Common units issued (9,000,000 units)		321,390				321,390
Accretion of preferred units	476					476
Limited partner units converted to common units (173,442 units)		5,709	(5,709)			—
Stock incentive program (-21,070 forfeited units, net)		(602)		604		2
Amortization of stock incentive				8,957		8,957
Other (includes 10,895 units converted to cash)		400	(373)			27
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(67,741)	67,726			(15)
Distributions	(75,541)	(388,437)	(138,790)			(602,768)
Net income	75,541	355,369	127,206			558,116
Other comprehensive income		1,800	624			2,424

Balance at December 31, 2002	$965,106	$2,574,209	$892,442	$(10,736)	$(92,825)	$4,328,196

General partner contributions (733,617 units)		17,385				17,385
Conversion and redemption of 4,830,057 Series B Preferred Units into 12,443,195 units	(449,196)	448,076				(1,120)
Issuance of 3,328,540 Series H Variable Rate Preferred Units	83,213					83,213
Repurchase of 3,250,528 Series H Variable Rate Preferred Units	(81,263)					(81,263)
Accretion of preferred units	475					475
Limited partner units converted to common units (2,880,810 units)		39,704	(39,704)			—
Issuance of 251,096 7.5% Cumulative Redeemable Preferred Units	25,109					25,109
Stock incentive program (380,835 units, net)		12,546		(12,579)		(33)
Amortization of stock incentive				10,355		10,355
Acquisition of minority interest in Management Company		(2,334)				(2,334)
Other (includes 273,307 units converted to cash and payments on note)		173	(10,980)		1,662	(9,145)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(78,075)	77,582			(493)
Distributions	(67,182)	(445,544)	(147,492)			(660,218)
Net income	67,182	311,238	101,294			479,714
Other comprehensive income		20,667	3,485			24,152

Balance at December 31, 2003	$543,444	$2,898,045	$876,627	$(12,960)	$(91,163)	$4,213,993

General partner contributions (392,943 units)		10,654				10,654
Repurchase of Series H Variable Rate Preferred Units (-78,012 units)	(1,950)					(1,950)
Limited partner units issued (120,671 units)			6,000			6,000
Issuance of 7.5% Cumulative Redeemable Preferred Units (4,277 units)	428					428
Issuance of limited partner units in the Chelsea acquisition (4,652,232 units)			263,223			263,223
Issuance of common units in the Chelsea acquisition (12,978,795 units)		733,172				733,172
Issuance of Series I Convertible Perpetual Preferred Units (18,015,506 units) (4,753,794 to limited partners, 13,261,712 to Simon Property)	900,776					900,776
Issuance of Series J Preferred Units in the Chelsea acquisition (796,948 units)	39,847					39,847
Accretion of preferred units	406					406
Series C Preferred Units (-1,061,580 units) converted to common units (803,341 units)	(29,724)	29,724				—
Series C Preferred Units (-9,876 units) converted to limited partner units (7,473 units)	(277)		277			—
Series D Preferred Units repurchased (-1,156,039 units)	(34,681)					(34,681)
Series E Preferred Unit redemption (-1,000,000 units)	(25,000)					(25,000)
Limited partner units converted to common units (4,194,117 units)		73,726	(73,726)			—
Other unit repurchases (-317,300 units)		(20,400)				(20,400)
Stock incentive program (365,602 units, net)		20,755		(20,788)		(33)
Amortization of stock incentive				11,935		11,935
Common units retired (-93,000)		(5,385)				(5,385)
Other (includes -301,536 limited partner units converted to cash and payments on note)		26	(17,846)		2,359	(15,461)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		9,016	(7,777)			1,239
Distributions	(63,566)	(532,164)	(151,809)			(747,539)
Net income	63,566	295,954	84,757			444,277
Other comprehensive income		3,779	590			4,369

Balance at December 31, 2004	$1,393,269	$3,516,902	$980,316	$(21,813)	$(88,804)	$5,779,870

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. (the "Operating Partnership") is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. ("Simon Property"). Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). In these notes, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries. Under the terms of our partnership agreement, we reimburse the operating expenses incurred by Simon Property.

            We are engaged primarily in the ownership, operation, leasing, management, acquisition, expansion and development of real estate properties. Our real estate properties consist primarily of regional malls, Premium Outlet® centers and community shopping centers. As of December 31, 2004, we owned or held an interest in 296 income-producing properties in the United States, which consisted of 171 regional malls, 71 community shopping centers, 31 Premium Outlet centers and 23 other properties in 40 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). Other properties are properties that include retail space, office space, and/or hotel components. In addition, we also own interests in twelve parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (in France, Italy, Poland and Portugal); four Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

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

            M.S. Management Associates, Inc. (the "Management Company") is our wholly-owned subsidiary that provides leasing, management, and development services to most of the Properties. In addition, insurance subsidiaries of the Management Company insure: the self-insured retention portion of our general liability program; the deductible associated with our workers' compensation programs; and provide reinsurance for the primary layer of general liability coverage to our third party maintenance providers while performing services under contract with us. Third party providers provide coverage above the insurance subsidiaries' limits.

  Structural Simplification

            On January 1, 2003, we acquired all of the remaining equity interests of the Management Company from three Simon family members for a total purchase price of $425, which was equal to the appraised value of the interests as determined by an independent third party. The acquisition was approved by Simon Property's independent directors. As a result, the Management Company is now our wholly owned consolidated taxable REIT subsidiary ("TRS"). See Note 7 for further discussion of the operations of the Management Company for the year ended December 31, 2002.

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

            We also consolidate all variable interest entities when we are determined to be the primary beneficiary.

            The deficit minority interest balances in the accompanying consolidated balance sheets represent outside partners' interests in the net equity of certain properties. We record deficit minority interests when a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets, the joint venture partner is obligated to make additional contributions to the extent of any capital account deficits or the joint venture partner has the ability to fund such additional contributions.

            Investments in partnerships and joint ventures represent non-controlling ownership interests in Properties and prior to 2003 our investment in the Management Company. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences.

            As of December 31, 2004, of our 353 properties we consolidated 209 wholly-owned properties, consolidated 20 additional properties that are less than wholly-owned which we control, and accounted for 124 properties using the equity method. We manage the day-to-day operations of 58 of the 124 equity method properties.

            We allocate our net operating results after preferred distributions (see Note 10) based on our partners' respective ownership interests. In addition, Simon Property owns certain of our preferred units (Note 10). Simon Property's weighted average ownership interest in the Operating Partnership was as follows:

For the Year Ended December 31,
2004	2003	2002
77.7%	75.4%	73.6%

            Simon Property's ownership interest in the Operating Partnership as of December 31, 2004 was 78.2% and at December 31, 2003 was 76.8%. We adjust the limited partners' interest at the end of each period to reflect their ownership interest in us. The adjustment is reflected in the accompanying consolidated statements of partners' equity.

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

            Goodwill resulted from the merger with Corporate Property Investors, Inc. in 1998. We review goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs that would change the fair value of the reporting unit below its carrying amount. If we determine the reporting unit is impaired, the loss would be recognized as an impairment loss in income. Goodwill is reflected in "deferred costs and other assets" in the accompanying consolidated balance sheets.

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

            We amortize all of these amounts over the remaining estimated life of the building or average term of the acquired in-place leases, as appropriate. We also estimate the value of tenant or other customer relationships acquired, if any, which are amortized over the term of the related leases and any expected renewals. Any remaining amount of value will be allocated to in-place leases, as deemed appropriate under the circumstances.

  Discontinued Operations

            In 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires us to reclassify any material operations related to consolidated properties sold during the period to discontinued operations. We have reclassified the results of operations of the five properties sold during 2004, the thirteen properties sold in 2003, and the seven properties sold in 2002 as described in Note 4 to discontinued operations in the accompanying consolidated statements of operations and comprehensive income for all periods presented. Revenues included in discontinued operations were $6.0 million for the year ended December 31, 2004, $47.8 million for the year ended December 31, 2003 and $72.1 million for the year ended December 31, 2002.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our balance of cash and cash equivalents includes a balance of $185.6 million related to our gift card program which we do not consider available for general working capital purposes. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

  Marketable Securities

            Marketable securities consist primarily of the assets of the insurance subsidiaries of the Management Company and are included in deferred costs and other assets. The types of securities typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income until the gain or loss is realized and recorded in other income. However, if we determine a decline in value is other than temporary, then we recognize the unrealized loss in income to write down the investments to their net realizable value.

            The insurance subsidiaries of the Management Company are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be restricted.

  Use of Estimates

            We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

  Capitalized Interest

            We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose. The amount of interest capitalized during each year is as follows:

For the Year Ended December 31,
2004	2003	2002
$14,612	$10,562	$4,249

  Segment Disclosure

            The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the owning and operation of retail real estate. We have aggregated our retail operations, including regional malls, Premium Outlets and community centers, into one reportable segment because they have similar economic characteristics and provide similar products and services to similar types of tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

  Deferred Costs and Other Assets

            Deferred Financing and Lease Costs.    Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. We amortize debt premiums and discounts over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. Details of deferred costs as of December 31 are as follows:

	2004	2003
Deferred financing and lease costs	$418,447	$300,792
Accumulated amortization	(238,758)	(177,062)

Deferred financing and lease costs, net	$179,689	$123,730

            The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the year ended December 31,
	2004	2003	2002
Amortization of deferred financing costs	$17,188	$15,710	$17,079
Amortization of debt premiums net of discounts	(8,401)	(5,723)	(2,269)
Amortization of deferred leasing costs	19,209	18,626	17,210

            We record amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense.

            Intangible Assets.    Intangible assets are included in deferred costs and other assets on the accompanying consolidated balance sheets. Amounts allocated as a component of our 2004 acquisitions are based on our preliminary valuations and will be finalized within one year. The unamortized balance consists of the following as of December 31:

	Average Life (years)	2004	2003
In-place lease intangibles	6.5	$173,224	$5,516
Fair market value of above market leases	6.5	126,338	8,752
Tenant relationship and other intangibles	10.0	176,250	—

		$475,812	$14,268

            We also recorded intangible liabilities that are included in accounts payable, accrued expenses, intangibles, and deferred revenues on the consolidated balance sheets related to the fair value of below market leases. The unamortized amounts as of December 31, 2004 and 2003 are $334.2 million and $81.7 million, respectively. The average life of these intangibles approximates 6 years.

            Deferred costs and other assets also include the following items as of December 31:

	2004	2003
Marketable securities of our captive insurance companies	$95,493	$49,579
Goodwill	20,098	20,098
Minority interests	51,412	41,467
Prepaids, notes receivable, and other assets	350,371	359,430

	$517,374	$470,574

  Derivative Financial Instruments

            We account for our derivative financial instruments pursuant to SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks described in Note 8 and record all derivatives on our balance sheets at fair value. We require that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

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

            We use standard market conventions to determine the fair values of derivative instruments, and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

  Accumulated Comprehensive Income

            The components of our accumulated comprehensive income consisted of the following as of December 31:

	2004	2003
Cumulative translation adjustment	$5,826	$1,856
Accumulated derivative gains, net	14,350	13,488
Net unrealized gains on marketable securities	874	1,337

Total accumulated comprehensive income	$21,050	$16,681

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchors, require the tenant to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. For most of our remaining leases, we receive a fixed payment from the tenant which is subject to an annual adjustment. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. Our advertising and promotional costs are expensed as incurred. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive escrow payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

  Management Fees and Other Revenues

            Management fees and other revenues are generally received from our unconsolidated joint venture Properties as well as third parties. Management fee revenue is recognized based on a contractual percentage of joint venture property revenue. Development fee revenue is recognized on a contractual percentage of hard costs to develop a property. Leasing fee revenue is recognized on a contractual per square foot charge based on the square footage of current year leasing activity.

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by actuaries and management's best estimates. Total insurance reserves for our insurance subsidiaries as of December 31, 2004 and 2003 approximated $80.0 million and $60.7 million, respectively.

            We recognize revenues from our gift card program when fees are earned according to the provisions of the card arrangements and respective terms and conditions.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Presented below is the activity in the allowance for credit losses and includes the activities related to discontinued operations during the following years ended:

	For the year ended December 31,
	2004	2003	2002
Balance at Beginning of Year	$31,305	$20,120	$24,494
Consolidation of Management Company	-	1,700	-
Provision for Credit Losses	18,867	14,675	8,727
Accounts Written Off	(13,255)	(5,190)	(13,101)

Balance at End of Year	$36,917	$31,305	$20,120

  Income Taxes

            As a partnership, the allocated share of earnings for each year is included in the income tax returns of the partners; accordingly, income taxes are not provided in the accompanying consolidated financials statements. State income, franchise or other taxes were not significant in any of the periods presented.

            Simon Property has elected taxable REIT subsidiary ("TRS") status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

            As a result of the consolidation of the Management Company, the deferred tax assets and liabilities and income tax expense of the Management Company are included in the accompanying consolidated financial statements as of and for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, we had a net deferred tax asset of $11.3 million and $22.0 million, respectively, related to TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for Federal income tax purposes as well as the timing of the deductibility of losses from insurance subsidiaries.

  Per Unit Data

            We base basic earnings per unit on the weighted average number of units outstanding during the period. We determine diluted earnings per unit on the weighted average number of units outstanding combined with the incremental weighted average units that would have been outstanding assuming all dilutive potential common units were converted into units at the earliest date possible. The following table sets forth the computation for our basic and diluted earnings per unit.

	For the Year Ended December 31,
	2004	2003	2002
Income from continuing operations, after the preferred unit requirement	$381,256	$379,895	$463,898
Discontinued operations	(545)	32,637	18,677

Net Income available to unitholders — Basic	$380,711	$412,532	$482,575

Effect of dilutive securities:
Dilutive convertible preferred unit requirements	-	-	1,470

Net Income available to unitholders — Diluted	$380,711	$412,532	$484,045

Weighted Average units Outstanding — Basic	265,405,033	248,926,276	242,040,734
Effect of stock options	867,368	823,532	671,972
Effect of convertible preferred units	-	-	918,615

Weighted Average units Outstanding — Diluted	266,272,401	249,749,808	243,631,321

	For the Year Ended December 31,
	2004	2003	2002
Basic Earnings per unit:
Income from continuing operations, after the preferred unit requirement	$1.43	$1.53	$1.91
Discontinued operations	-	0.13	0.08

Net Income available to unitholders — Basic	$1.43	$1.66	$1.99

Diluted Earnings per unit:
Income from continuing operations, after the preferred unit requirement	$1.43	$1.52	$1.91
Discontinued operations	-	0.13	0.08

Net Income available to unitholders — Diluted	$1.43	$1.65	$1.99

            For the year ending December 31, 2004, potentially dilutive securities include stock options, and certain classes of preferred units. Units held by the limited partners may be exchanged for shares of common stock in Simon Property, on a one-for-one basis in certain circumstances. If exchanged, the units would not have a dilutive effect. We accrue distributions when they are declared.

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2003 presentation. These reclassifications have no impact on net income previously reported. These include reclassifying certain home office and regional office costs, and general and administrative expenses. Effective January 1, 2003, we adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS No. 145") and therefore we have reclassified those items which no longer qualify as extraordinary items to income from continuing operations. In 2002, we reclassified $14.6 million, or $0.06 per unit, of gains from debt extinguishments of consolidated Properties to "gains from debt related transactions, net."

4.    Real Estate Acquisitions, Disposals, and Impairment

  Acquisitions

  During 2004

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We initially funded this transaction with borrowings on the Credit Facility and with the issuance of 120,671 units of the Operating Partnership valued at approximately $6.0 million.

            On April 1, 2004, we increased our ownership interest in The Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of $16.5 million of debt. As a result of this transaction, this Property is now reported as a consolidated entity.

            On April 27, 2004, we increased our ownership in Bangor Mall in Bangor, Maine from 32.6% to 67.6% and increased our ownership in Montgomery Mall in Montgomery, Pennsylvania from 23.1% to 54.4%. We acquired these additional ownership interests from our partner in the properties for approximately $67.0 million and the assumption of $16.8 million of debt. We funded this transaction with the Montgomery Mall mortgage discussed in Note 8 and borrowings on the Credit Facility. Bangor Mall and Montgomery Mall were previously accounted for under the equity method. These Properties are now consolidated as a result of this acquisition.

            On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million. We funded this transaction with the mortgage discussed in Note 8 and borrowings on the Credit Facility.

            On October 14, 2004, Simon Property completed its $5.2 billion (including assumption of debt) acquisition of Chelsea Property Group, Inc. (Chelsea). We and Simon Property issued securities to Chelsea's stockholders and limited partners. Chelsea common stockholders received per share merger consideration of: $36.00 in cash; 0.2936 of a share of Simon Property common stock; and 0.3000 of a share of Simon Property Series I 6% Convertible Perpetual Preferred Stock (Series I Preferred Stock). In total, Simon Property issued the following shares of common and preferred stock to Chelsea common stockholders:

•
12,978,795 shares of Simon Property common stock; and,

•
13,261,712 shares of Series I Preferred Stock

            In accordance with our partnership agreement, we issued to Simon Property an equivalent number of our units based on the shares of common stock issued and an equivalent number of our preferred units, with terms substantially the same as the related Series I Preferred Stock that Simon Property issued to Chelsea common stockholders. The Series I 6% preferred units and the corresponding Series I Preferred Stock are further described in the footnotes to the consolidated financial statements.

            Further, each share of Chelsea Series A Preferred Stock was converted into the right to receive one share of Simon Property Series J 8 3/8% Cumulative Redeemable Preferred Stock (Series J Preferred Stock), which has terms substantially the same as the Chelsea Series A Preferred Stock. The fair value of the Chelsea Series A Preferred Stock at the acquisition date was $39.8 million, which resulted in the issuance of 796,948 shares of Series J Preferred Stock. As a result, we issued to Simon Property an equivalent number of Series J 8 3/8% Cumulative Redeemable Preferred Units with terms substantially the same as the related Series J Preferred Stock.

            As part of the transaction, we issued to the limited partner of CPG Partners, L.P., the operating partnership subsidiary of Chelsea, our units and convertible preferred units as follows.

•
4,652,232 units; and,

•
4,753,794 Series I 6% Convertible Perpetual Preferred Units.

            As a result CPG Partners, L.P. and Chelsea are now our subsidiaries.

            The following summarized balance sheet represents the impact of the acquisition of Chelsea in 2004:

Investment properties, at cost	$4,685,738
Cash and cash equivalents	27,250
Tenant receivables	4,052
Investment in unconsolidated entities	417,439
Deferred costs and other assets (including intangibles)	499,523

Total assets	$5,634,002

Mortgages and other indebtedness	$1,611,184
Accounts payable, accrued expenses, intangibles and other	351,645

Total liabilities	$1,962,829

            On November 19, 2004 we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, from 24.88% to 37.61% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.

            On December 15, 2004, we increased our ownership in Woodland Hills in Tulsa, Oklahoma from 47.2% to 94.5%. We acquired this additional ownership interests from our partner in the property for approximately $119.5 million, including the assumption of $39.7 million of debt. Woodland Hills was previously accounted for under the equity method. This Property is now consolidated as a result of this acquisition.

            Purchase price allocations for all of the above 2004 business combinations are preliminary and will be finalized in 2005. Any adjustment to the values assigned to identified assets and liabilities in finalizing the purchase price allocation for these business combinations above are not expected to have a material effect on consolidated net income.

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

            On August 20, 2003, we purchased a 100% leasehold stake in Stanford Shopping Center in Palo Alto, California for $333.0 million from Stanford University. Stanford University holds, as lessor, a long-term ground lease underlying the asset. We funded this purchase with a mortgage, with borrowings from our Credit Facility, and with available working capital.

            In the fourth quarter 2003, through a series of transactions we increased our ownership interest in Kravco Investments L.P. ("Kravco"), a Philadelphia, PA based owner of regional malls, from approximately 18% to approximately 80% (which has been subsequently reduced to 76% in the fourth quarter of 2004) and in its affiliated management company from approximately 15% to 50%. The portfolio consists of six regional malls, five of which are in the Philadelphia metropolitan area, and four community centers. We acquired our interest in Kravco from certain private investor real estate companies. We acquired our initial interest jointly with these real estate companies in connection with the Rodamco acquisition in 2002. As a result of this acquisition, we consolidated four new partnerships and account for six new partnerships as joint ventures. The total consideration paid in these transactions was approximately $293.4 million and consisted of:

•
cash of $82.0 million,
•
issuance of $107.4 million of perpetual preferred units by the Operating Partnership, and
•
the assumption of our share of mortgage debt and other payables of $104.0 million.

            On December 22, 2003, we jointly formed with The Rinascente Group the joint venture Gallerie Commerciali Italia S.p.A ("GCI"), which owns a geographically diverse portfolio in Italy of 40 existing shopping centers as of December 31, 2004 (38 as of December 31, 2003). The Rinascente Group contributed these 38 existing shopping centers as well as development opportunities to GCI and then sold 49% of GCI to one of our affiliates. The initial gross value of GCI was approximately €860 million, or approximately $1.1 billion, and our initial equity investment was approximately €187 million, or $232 million. We account for our interest in GCI under the equity method of accounting.

  During 2002

            On May 3, 2002, we purchased, jointly with certain private investor real estate companies, the partnership interests of Rodamco North America N.V. ("Rodamco") and its affiliates through the acquisition of Rodamco stock. Our portion of the acquisition includes the purchase of the remaining partnership interests in four of our existing joint venture Properties, new partnership interests in nine additional Properties, and other partnership interests and assets. We acquired these partnership interests as part of our acquisition strategy to acquire and own quality retail real estate thereby enhancing our overall Portfolio. The results of operations for the partnership interests acquired have been included in our results of operations since May 3, 2002.

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

            We, and the Management Company, hold the other Rodamco partnership interests and assets jointly with two other real estate companies. We account for these assets under the equity method. These included our initial interest in Kravco, two notes receivable, an interest in a hotel, and three other retail properties. Some of these assets were considered held for sale and amounted to approximately $8 million. We sold two of the other retail properties in 2002 for no gain or loss for approximately $4.4 million and we sold the remaining asset held for sale in 2003 for $2.9 million and recognized a nominal gain.

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

  Disposals

  During 2004

            We sold five non-core properties, consisting of three regional malls, one community center and one Premium Outlet center. In total, we received net proceeds from these sales of approximately $34.3 million. As a result of these transactions, we recorded a net loss of $0.3 million during the twelve months ended December 31, 2004. The properties and their dates of sale consisted of:

•
Hutchinson Mall on June 15, 2004
•
Woodville Mall on September 1, 2004
•
Heritage Park Mall on December 29, 2004
•
Bridgeview Court on July 22, 2004
•
Santa Fe Premium Outlet on December 28, 2004

            As of December 31, 2003, the carrying value of the properties sold at cost, net of accumulated depreciation was $27.0 million.

            On April 7, 2004, we sold a joint venture interest in a hotel property held by the Management Company and on April 8, 2004 we sold our joint venture interest in Yards Plaza, in Chicago, Illinois for net proceeds of $17.0 million, resulting in a gain of $12.6 million, $8.3 million net of tax.

            On August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota.

            On January 11, 2005, we sold our 50% interest in a joint venture Property that was accounted for on the equity method of accounting for $62.6 million resulting in a gain of $10.4 million.

  During 2003

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
•
Forest Village Park Mall on April 29, 2003
•
North Riverside Park Plaza on May 8, 2003
•
Memorial Plaza on May 21, 2003
•
Fox River Plaza on May 22, 2003
•
Eastern Hills Mall on July 1, 2003
•
New Orleans Center on October 1, 2003
•
Mainland Crossing on October 28, 2003
•
SouthPark Mall on November 3, 2003
•
Bergen Mall on December 12, 2003

            As of December 31, 2002, the carrying value of the properties sold during 2003 at cost, net of accumulated depreciation was $259.1 million.

  During 2002

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

            During 2002, we disposed of seven of our nine assets held for sale as of December 31, 2001. The seven assets disposed included three community centers and four regional malls. The three community centers and two of the regional malls were sold for a net sales price of $28.1 million resulting in a net loss of $7.0 million. In addition, we negotiated with the lenders the sale of our interests in one regional mall to a third party resulting in net proceeds of $3.6 million and deeded one regional mall to the lender in satisfaction of the outstanding mortgage indebtedness. The two regional malls were encumbered with $52.2 million of indebtedness. The net impact of these two transactions resulted in a net gain on debt forgiveness of $16.1 million that is reflected in "gain from debt related transactions, net" in the accompanying statements of operations and comprehensive income.

            The cash flows and results of operations of the Properties disposed of during the three years ended December 31, 2004 were not material to our cash flows and results of operations. These Properties' removal from service will not materially affect our ongoing operations.

            Impairment.    In 2004, we recorded an $18.0 million impairment charge related to one Property. We evaluate our Properties for the potential impairment of our assets using a combination of estimations of the fair value based upon a multiple of the net cash flow of the Properties and discounted cash flows from the individual Properties' operations as well as contract prices, if applicable and available.

5.    Pro Forma Financial Information (Unaudited)

            The pro forma condensed consolidated statements of operations for the years ended December 31, 2004 and 2003 include adjustments for the acquisition of Chelsea as if the transaction had occurred as of January 1, 2003. The pro forma information does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned date, or to project results for any future period.

Other acquisitions during 2004 were not considered material business combinations for the purpose of presenting this pro forma financial information.

	For the Year Ended December 31,
	2004	2003
PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,804,055	$1,642,339
Overage rent	90,650	77,099
Tenant reimbursements	829,018	754,672
Management fees and other revenues	72,595	74,377
Other income	158,665	143,342

Total revenue	2,954,983	2,691,829
Property operating	415,803	374,641
Depreciation and amortization	796,374	712,471
Real estate taxes	272,687	233,771
Repairs and maintenance	101,186	92,338
Advertising and promotion	93,293	83,812
Provision for credit losses	18,787	15,718
Home and regional office costs	90,545	80,105
General and administrative	29,469	27,472
Other (including impairment charge)	64,309	45,176

Total operating expenses	1,882,453	1,665,504
Operating Income	1,072,530	1,026,325
Interest expense	738,267	692,313

Income Before Minority Interest and Unconsolidated Entities	334,263	334,012
Minority interest and other	(10,447)	(12,423)
Income tax expense of taxable REIT subsidiaries	(11,770)	(7,597)

Pro Forma Income before income from unconsolidated entities	312,046	313,992
Income from unconsolidated entities	91,354	100,651

Pro Forma Net Income	403,400	414,643
Preferred unit requirement	106,053	121,127

Pro Forma Net Income Available to Unitholders	$297,347	$293,516

Pro Forma Earnings Per Unit — Basic	$1.06	$1.10

Pro Forma Earnings Per Unit — Diluted	$1.06	$1.10

(a)
Pro forma basic earnings per unit are based upon weighted average units of 279,362,929 for 2004 and 266,557,303 for 2003. Pro forma diluted earnings per unit are based upon weighted average units of 280,230,297 for 2004 and 267,380,835 for 2003.

6.    Investment Properties

            Investment Properties consist of the following:

	As of December 31,
	2004	2003
Land	$2,591,109	$2,046,120
Buildings and improvements	18,324,732	12,622,728

Total land, buildings and improvements	20,915,841	14,668,848
Furniture, fixtures and equipment	169,852	136,225

Investment properties at cost	21,085,693	14,805,073
Less — accumulated depreciation	3,136,195	2,534,898

Investment properties at cost, net	$17,949,498	$12,270,175

Construction in progress included in investment properties	$392,664	$243,520

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties and diversify our risk in a particular property or trade area. We may also use joint ventures in the development of new properties. We held joint venture ownership interests in 67 Properties as of December 31, 2004 and 75 as of December 31, 2003, as well as joint venture interests in our investments in 51 European shopping centers; four Premium Outlet centers in Japan; one Premium Outlet in Mexico; and one shopping center in Canada as of December 31, 2004. We held 47 European shopping centers and one shopping center in Canada as of December 31, 2003. Since we do not control or otherwise have an interest that would require us to consolidate these joint venture Properties, accounting principles generally accepted in the United States currently require that we account for these Properties on the equity method. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate partnership agreements and the industry. Each partner in these joint ventures may initiate these provisions at any time, which would result in either the sale of or the use of available cash or borrowings to acquire the partnership interest.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain unilateral control of the Property. We reclassified these line items into

"Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" so that we may present comparative results of operations for those joint venture interests held as of December 31, 2004.

	December 31,
	2004	2003
BALANCE SHEETS
Assets:
Investment properties, at cost	$9,429,465	$8,787,816
Less — accumulated depreciation	1,745,498	1,427,291

	7,683,967	7,360,525
Cash and cash equivalents	292,770	227,921
Tenant receivables	209,040	236,023
Investment in unconsolidated entities	167,182	94,853
Deferred costs and other assets	322,660	176,477
Assets of Consolidated Joint Venture Interests	—	474,745
Assets of Discontinued Joint Venture Interests	—	764,833

Total assets	$8,675,619	$9,335,377

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$6,398,312	$5,936,104
Accounts payable, accrued expenses, and deferred revenue	373,887	273,704
Other liabilities	179,443	38,780
Mortgages and liabilities of Consolidated Joint Venture Interests	—	229,718
Mortgages and liabilities of Discontinued Joint Venture Interests	—	549,142

Total liabilities	6,951,642	7,027,448
Preferred units	67,450	152,450
Partners' equity	1,656,527	2,155,479

Total liabilities and partners' equity	$8,675,619	$9,335,377

Our Share of:
Total assets	$3,619,969	$3,861,497

Partners' equity	$779,252	$885,149
Add: Excess Investment	1,103,992	912,212

Our net Investment in Joint Ventures	$1,883,244	$1,797,361

Mortgages and other indebtedness	$2,750,327	$2,739,630

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

            As of December 31, 2004, scheduled principal repayments on joint venture indebtedness were as follows:

2005	$500,885
2006	1,083,340
2007	512,958
2008	790,007
2009	526,266
Thereafter	2,984,328

Total principal maturities	6,397,784
Net unamortized debt premiums	528

Total mortgages and other indebtedness	$6,398,312

            This debt becomes due in installments over various terms extending through 2017 with interest rates ranging from 1.14% to 9.04% and a weighted average rate of 5.84% at December 31, 2004.

	For the Year Ended December 31,
	2004	2003	2002
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$960,934	$795,386	$728,294
Overage rent	44,494	28,486	26,621
Tenant reimbursements	490,023	400,921	352,669
Other income	67,233	78,069	47,496

Total revenue	1,562,684	1,302,862	1,155,080
Operating Expenses:
Property operating	300,656	229,146	179,208
Depreciation and amortization	290,256	230,578	205,721
Real estate taxes	128,578	118,193	104,920
Repairs and maintenance	71,649	64,247	63,021
Advertising and promotion	38,238	37,162	35,060
Provision for credit losses	11,354	7,728	8,143
Other	66,504	39,683	30,035

Total operating expenses	907,235	726,737	626,108

Operating Income	655,449	576,125	528,972
Interest Expense	375,884	335,494	316,872

Income Before Minority Interest and Unconsolidated Entities	279,565	240,631	212,100
(Loss) Income from Unconsolidated Entities	(5,129)	8,393	3,062
Minority interest	—	(654)	(751)

Income From Continuing Operations	274,436	248,370	214,411
Income from Consolidated Joint Venture Interests	19,378	23,801	9,866
Income from Discontinued Joint Venture Interests	6,431	44,424	28,600
Gain on disposal or sale of Discontinued operations, net	4,704	—	—

Net Income	$304,949	$316,595	$252,877

Third-Party Investors' Share of Net Income	$193,282	$190,535	$148,853

Our Share of Net Income	111,667	126,060	104,024
Amortization of Excess Investment	30,554	24,967	26,635

Income from Joint Ventures	$81,113	$101,093	$77,389

  European Investments

            The carrying amount of our total combined investment in two joint venture investments, European Retail Enterprises, B.V. ("ERE") and Gallerie Commerciali Italia ("GCI"), is $320.6 million as of December 31, 2004, net of the related cumulative translation adjustment, including subordinated debt in ERE. Our investments in ERE and GCI are accounted for using the equity method of accounting. The Operating Partnership has a 49% ownership in GCI and a current 34.7% ownership in ERE.

            The agreements for our 34.7% interest in ERE are structured to allow us to acquire an additional 26.1% ownership interest over time. The future commitments to purchase shares from three of the existing stockholders of ERE are based upon a multiple of adjusted results of operations in the year prior to the purchase of the shares. Therefore, the actual amount of these additional commitments may vary. The current estimated additional commitments is approximately $60 million to purchase shares of stock of ERE, assuming that the three existing stockholders exercise their rights under put options. We expect these purchases to be made from 2006-2008. In addition, the agreements contain normal buy/sell provisions as previously described, as well as a marketing right which a partner may exercise. We and the other significant owner of ERE have the right to market the sale of the entire company, subject to a right of first offer to the non-selling partner. If the non-selling partner does not exercise its right for a specified price, then the selling partner can sell each partners' interest in ERE commencing in the second quarter of 2005. Our partner has initiated a process in order to exercise this marketing right but has not yet given us the notice required to formally commence the marketing right or allow us to exercise our right of first offer.

  The Management Company

            On January 1, 2003, we acquired all of the remaining equity interests of the Management Company, and as a result, the Management Company is now a consolidated taxable REIT subsidiary. Prior to this, we owned voting and non-voting common stock and three classes of participating preferred stock of the Management Company; however, 95% of the voting common stock was owned by three Simon family members. Prior to that date, we accounted for our investment in the Management Company using the equity method of accounting. At that time, we exercised significant influence but did not control the financial and operating policies of the Management Company. Our preferred and common interest and our note receivable from the Management Company entitled us to approximately 98% of the after-tax economic benefits of the Management Company's operations.

            Prior to the consolidation of the Management Company, common costs were allocated by the Management Company to us, based primarily on minimum and overage rent, using assumptions that we believe are reasonable. The following data summarizes interest income and preferred dividends from the Management Company for the year ended December 31, 2002, included in other income, and total costs incurred on consolidated properties related to services provided by the Management Company:

Interest and preferred dividends	$13,620
Total costs incurred on consolidated properties	$76,469

            Summarized consolidated operating data of the Management Company for the year ended December 31, 2002 is as follows:

Total revenue	$130,988

Operating income	$33,571

Net loss attributable to common stockholders	$(18,626)

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness consist of the following:

	December 31,
	2004	2003
Fixed-Rate Debt
Mortgages and other notes, including $68,746 and $21,742 net premiums, respectively. Weighted average interest and maturity of 6.45% and 6.1 years.	$4,369,655	$3,360,917
Unsecured notes, including $61,034 net premiums and $16,547 net discounts, respectively. Weighted average interest and maturity of 6.32% and 5.2 years.	6,501,034	4,998,453
7% Mandatory Par Put Remarketed Securities, including $4,851 and $4,933 premiums, respectively, due June 2028 and subject to redemption June 2008.	204,851	204,933
Commercial mortgage pass-through, due December 2004	—	172,290

Total fixed-rate debt	11,075,540	8,736,593
Variable-Rate Debt
Mortgages and other notes, at face value, respectively. Weighted average interest and maturity of 3.58% and 2.5 years.	$686,771	$619,763
Floating Rate Mandatory Extension Notes, due November 15, 2014.	—	113,100
Credit Facility (see below)	425,000	327,901
Acquisition Facility (see below)	1,800,000	—
Alternative Currency Facilities	24,359	—
Commercial mortgage pass-through certificates, due December 2004.	—	48,157
Unsecured term loans. Weighted average rates and maturities of 3.34% and 2.4 years.	579,170	419,679

Total variable-rate debt	3,515,300	1,528,600
Fair value interest rate swaps	(4,447)	1,195

Total mortgages and other indebtedness, net	$14,586,393	$10,266,388

            General.    We have pledged 94 Properties as collateral to secure related mortgage notes including 9 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 45 Properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Of our 94 encumbered Properties, indebtedness of 23 of these encumbered Properties and our unsecured notes are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to prepayment of a yield-maintenance premium or defeasance. As of December 31, 2004, we are in compliance with all our debt covenants.

            Mortgages and Other Indebtedness.    We have 94 encumbered consolidated properties at December 31, 2004. The balance of fixed and variable rate mortgage notes was $5.0 billion as of December 31, 2004 and of this amount $4.7 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR.

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

            On January 22, 2004, we paid off a $60.0 million variable rate mortgage, at LIBOR plus 125 basis points, that encumbered one consolidated Property with proceeds from a senior unsecured notes offering. In addition, we refinanced another consolidated mortgaged Property with a $32.0 million 6.05% fixed rate mortgage that matures on February 11, 2014. The balance of the previous mortgage was $34.7 million at a variable rate of LIBOR plus 250 basis points and was scheduled to mature on April 1, 2004.

            On March 31, 2004, we secured a $86.0 million variable rate mortgage, at LIBOR plus 95 basis points, to permanently finance a portion of the Gateway Shopping Center acquisition. The mortgage has an initial maturity date of March 31, 2005 with three, one-year, extensions available at our option.

            On April 27, 2004, we secured a $96.0 million fixed rate mortgage at 5.17% to permanently finance a portion of the Montgomery Mall acquisition. The mortgage has an anticipated maturity date of May 11, 2014.

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

            On November 25, 2004, we paid off, with available working capital, one mortgage encumbering one consolidated Property that was scheduled to mature on February 1, 2005. The mortgage had a balance of $36.0 million, and bore interest at a fixed rate of 7.42%.

            Unsecured Notes.    We have $1.2 billion of unsecured notes that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.14% and weighted average maturities of 6.4 years.

            On January 15, 2004, we paid off $150.0 million of 6.75% unsecured notes that matured on that date with borrowings from our $1.25 billion unsecured revolving credit facility ("Credit Facility").

            On January 20, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $500.0 million at a weighted average fixed interest rate of 4.21%. The first tranche is $300.0 million at a fixed interest rate of 3.75% due January 30, 2009 and the second tranche is $200.0 million at a fixed interest rate of 4.90% due January 30, 2014. We received net proceeds of $383.4 million and we exchanged our $113.1 million Floating Rate Mandatory Extension Notes ("MAXES") with the holder. The MAXES were due November 15, 2014 and bore interest at LIBOR plus 80 basis points. The exchange of the MAXES for the notes instruments did not result in a significant modification of the terms in the debt arrangement. We used $277.0 million of the net proceeds to reduce borrowings on the Credit Facility, to unencumber one Property, and the remaining portion was used for general working capital purposes. We subsequently completed an exchange offer in which notes registered under the Securities Act of 1933 with the same economic terms and conditions were exchanged for the Rule 144A notes.

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

            On August 11, 2004, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $900.0 million at a weighted average fixed interest rate of 5.29%. The first tranche is $400.0 million at a fixed interest rate of 4.875% due August 15, 2010 and the second tranche is $500.0 million at a fixed interest rate of 5.625% due August 15, 2014. We received net proceeds of $890.6 million. We used $585.0 million of the net proceeds to reduce borrowings on our Credit Facility, $150.0 million to retire fixed rate 7.75% unsecured notes, $120.7 million to unencumber two consolidated Properties, and the remaining portion was used for general working capital purposes. We subsequently completed an exchange offer in which notes registered under the Securities Act of 1933 with the same economic terms and conditions were exchanged for the Rule 144A notes.

            Credit Facility.    As of December 31, 2004, the Credit Facility was a $1.25 billion unsecured revolving credit facility with a maturity date of April 16, 2005 and a one-year extension of the maturity date available at our option. The Credit Facility bore interest at LIBOR plus 65 basis points and provided for different pricing based upon our corporate credit rating, with an additional 15 basis point facility fee on the entire $1.25 billion. The Credit Facility had available a EURO sub-tranche for up to $100 million U.S. dollar equivalent which provides availability for Euros at EURIBOR plus 65 basis points and dollars at LIBOR plus 65 basis points, at our option. We use the Credit Facility primarily for funding acquisition, renovation and expansion and predevelopment opportunities and general corporate purposes. The Credit Facility contains financial covenants relating to a capitalization value and leverage criteria, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

            A summary of the Credit Facility is as follows:

	As of December 31,
	2004	2003
Total Facility Amount	$1,250,000	$1,250,000
Borrowings	(425,000)	(327,901)
Letters of credit	(38,131)	(24,081)

Remaining Availability	$786,869	$898,018

Effective Interest rate	1.95%	1.94%

Maximum borrowings during the period ended	$585,000	$667,067

Average borrowings during the period ended	$370,315	$396,250

            On January 11, 2005, we refinanced the Credit Facility with a new $2.0 billion unsecured revolving credit facility (the "New Credit Facility"). The New Credit Facility has a maturity date of January 11, 2008, with an additional one-year extension available at our option. The facility can be increased to $2.5 billion within the first two years of closing at our option. The New Credit Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on the entire $2.0 billion facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the New Credit Facility has a $500 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings. The New Credit Facility contains financial covenants relating to a capitalization value and leverage criteria, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

            Acquisition Facility.    On October 12, 2004, we obtained a $1.8 billion unsecured term loan ("Acquisition Facility") to finance the cash portion of our acquisition of Chelsea. The Acquisition Facility matures on October 12, 2006 and requires minimum principal repayments in three equal installments after twelve months, eighteen months, and at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding, and provides for variable grid pricing based upon our credit rating.

  Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2004 was as follows:

2005	$1,542,161
2006	2,772,108
2007	1,920,225
2008	1,044,997
2009	1,653,507
Thereafter	5,523,211

Total principal maturities	14,456,209
Net unamortized debt premium and other	130,184

Total mortgages and other indebtedness	$14,586,393

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

For the year ended December 31,
2004	2003	2002
$648,984	$596,274	$591,328

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

            As of December 31, 2004, we have reflected the fair value of outstanding consolidated derivatives in other liabilities for $6.2 million. In addition, we recorded the benefits from our treasury lock agreements in accumulated comprehensive income and the unamortized balance of these agreements is $8.2 million as of December 31, 2004. As of December 31, 2004, our outstanding LIBOR based derivative contracts consist of:

•
interest rate cap protection agreements with a notional amount of $257.1 million that mature from January 2005 to May 2006.
•
variable rate swap agreements with a notional amount of $370.0 million that mature in September 2008 and January 2009 and have a weighted average pay rate of 2.71% and a weighted average receive rate of 3.72%.

            Within the next twelve months, we expect to reclassify to earnings approximately $2.7 million of the current balance held in accumulated other comprehensive income. The amount of ineffectiveness relating to fair value and cash flow hedges recognized in income during the periods presented was not material.

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

	As of December 31,
	2004	2003
Fair value of fixed-rate mortgages and other indebtedness	$11,357,011	$9,189,538
Discount rates assumed in calculation of fair value	5.20%	4.81%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 2004, are as follows:

2005	$1,502,992
2006	1,382,260
2007	1,223,110
2008	1,060,439
2009	901,345
Thereafter	2,755,755

$8,825,901

            Approximately 0.8% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the Operating Partnership.

10.    Partners' Equity

  Mezzanine Equity

            Preferred units whose redemption is outside our control have been classified as temporary equity in the accompanying consolidated balance sheets. Such units are described in the following paragraph.

            7.75%/8.00% Cumulative Redeemable Preferred Units.    During 2003, in connection with the purchase of additional interest in Kravco, we issued 7.75%/8.00% Cumulative Redeemable Preferred Units (the "7.75% Preferred Units") that accrue cumulative dividends at a rate of 7.75% of the liquidation value for the period beginning December 5, 2003 and ending December 31, 2004, 8.00% of the liquidation value for the period beginning January 1, 2005 and ending December 31, 2009, 10.00% of the liquidation value for the period beginning January 1, 2010 and ending December 31, 2010, and 12% of the liquidation value thereafter. These dividends are payable quarterly in arrears. A unitholder may require the Operating Partnership to repurchase the 7.75% Preferred Units on or after January 1, 2009 or any time the aggregate liquidation value of the outstanding units exceeds 10% of the book value of partners' equity of the Operating Partnership. The Operating Partnership may redeem the 7.75% Preferred Units on or after January 1, 2011 or earlier upon the occurrence of certain tax triggering events. Our intent is to redeem these units after January 1, 2009 after the occurrence of a tax-triggering event which we expect to be in 2009. The redemption price is the liquidation value plus accrued and unpaid distributions, payable in cash or interest in one or more properties mutually agreed upon.

  Unit Issuances

            In 2004, fifty-five limited partners exchanged 4,194,117 units for 4,194,117 shares of common stock of Simon Property. As a result, we issued a like number of units to Simon Property. On November 5, 2004 thirty-one limited partners converted 1,061,580 preferred units into 803,341 units which were then exchanged for shares of Simon Property common stock. As a result, we issued a like number of units to Simon Property.

            We issued 392,943 units to Simon Property related to employee stock options exercised during 2004. We used the net proceeds from the option exercises of approximately $10.7 million for general working capital purposes.

            In connection with the Chelsea transaction, we issued common and preferred units as described in Note 4.

  Preferred Units

            Certain series of preferred units are held by Simon Property when a corresponding series of Simon Property preferred stock exists. The following table summarizes each of the authorized series of preferred units of the Operating Partnership, except for mezzanine equity previously described:

	As of December 31,
	2004	2003
Series B 6.5% Convertible Preferred Units, 5,000,000 units authorized, none issued and outstanding to the general partner	$—	$—
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized, 1,529,439 and 2,600,895 issued and outstanding	42,823	72,824
Series D 8.00% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,444,856 and 2,600,895 issued and outstanding	43,347	78,028
Series E 8.00% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 0 and 1,000,000 issued and outstanding to the general partner	—	24,863
Series F 8.75% Cumulative Redeemable Preferred Units, 8,000,000 units authorized, issued and outstanding to the general partner	192,989	192,989
Series G 7.89% Cumulative Step-up Premium Rate Convertible Preferred Units, 3,000,000 units authorized, issued and outstanding to the general partner	147,950	147,681
Series H Variable Rate Preferred Units, 3,328,540 units authorized, 0 and 78,012 issued and outstanding	—	1,950
Series I 6% Convertible Perpetual Preferred Units, 19,000,000 units authorized, 18,015,506 and 0 issued and outstanding	900,776	—
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 unit authorized, 796,948 and 0 issued and outstanding	39,847	—
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 and 251,096 issued and outstanding	25,537	25,109

	$1,393,269	$543,444

            Series B Convertible Preferred Units.    During 2003, all of the outstanding units of our 6.5% Series B Convertible Preferred Units were either converted into common units or were redeemed at a redemption price of $106.34 per unit.

            Series C 7.00% Cumulative Convertible Preferred Units.    Each Series C 7.00% cumulative convertible preferred unit has a liquidation value of $28.00 and accrues cumulative distributions at a rate of $1.96 annually, which is payable quarterly in arrears. The Series C preferred units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of Simon Property with terms substantially identical to the Series C preferred units or into units at a ratio of 0.75676 to one provided that the closing stock price of Simon Property common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. The Operating Partnership may redeem the Series C preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in units. In the event of the death of a holder of Series C preferred units, or the occurrence of certain tax triggering events, the Operating Partnership may be required to redeem the Series C preferred units at their liquidation value payable at the option of the Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or units. On November 5, 2004 thirty-one holders of the 7% Cumulative Convertible Preferred Units converted 1,061,580 of the units into 803,341 common units which were then exchanged for shares of Simon Property common stock.

            Series D 8.00% Cumulative Redeemable Preferred Units.    Each Series D 8.00% cumulative redeemable preferred unit has a liquidation value of $30.00 and accrues cumulative distributions at a rate of $2.40 annually, which is payable quarterly in arrears. The Series D preferred units are each paired with one Series C preferred unit or the units into which the Series C preferred units may be converted. The Operating Partnership may redeem the Series D preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units of the Operating Partnership having the same terms as the Series D preferred units, except that the distribution coupon rate would be reset to a market rate, or in units. The Series D preferred units are convertible at the holder's option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of Simon Property with terms substantially identical to the Series D preferred units. In the event of the death of a holder or the occurrence of certain tax triggering events, the Operating Partnership may be required to redeem the Series D preferred units owned by such holder at their liquidation value payable at the option of the Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or units. On December 1, 2004 we repurchased 1,156,039 units of Series D 8.00% Cumulative Redeemable Preferred Units for $36.9 million.

            Series E 8.00% Cumulative Redeemable Preferred Units.    Each Series E 8.00% cumulative redeemable preferred unit has a liquidation value of $25.00 per unit and accrues cumulative distributions at the rate of $2.00 annually. The corresponding series of Simon Property preferred stock was redeemable beginning August 27, 2004 at $25.00 per share plus accrued dividends. The carrying value was being accreted to the liquidation value over the non-redeemable period. The corresponding series of Simon Property preferred stock was redeemed on November 10, 2004 at the liquidation value of $25 per unit, plus accrued dividends. Accordingly, the Series E preferred units were also redeemed.

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

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, we issued 18,015,506 Series I 6% Convertible Perpetual Preferred Units in the Chelsea acquisition. We issued 4,753,794 Series I Preferred Units to limited partners of the Chelsea operating partnership and the remaining 13,261,712 Series I Preferred Units to Simon Property which had issued an equal number of shares of a corresponding Series of Simon Property preferred stock to Chelsea stockholders. Distributions are made quarterly at an annual rate of 6% per unit. On or after October 14, 2009, Simon Property has the option to redeem the Series I 6% preferred stock, in whole or in part, for cash only at a liquidation preference of $50.00 per share plus accumulated and unpaid dividends. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of Simon Property common stock exceeds 130% of the applicable conversion price. The Series I 6% preferred stock is convertible into common stock upon the occurrence of a conversion triggering event at an initial conversion rate of 0.783 of a share of common stock for each share of preferred stock. A conversion triggering event includes the following: (a) if the Series I 6% preferred stock is called for redemption; or, (b) if Simon Property is a party to a consolidation, merger, binding share exchange, or sale of all or substantially all of its assets; or, (c) if during any fiscal quarter after the fiscal quarter ending December 31, 2004, the closing sale price of the Simon Property common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing price condition is not met at the end of any fiscal quarter, then conversions will not be permitted in the following fiscal quarter. The terms of the Series I 6% preferred stock have terms substantially the same as the corresponding units, except that as it relates to the Series I 6% preferred units, Simon Property has the option to satisfy the holder's exchange of Series I Preferred Units for cash or Series I preferred stock of Simon Property.

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    On October 14, 2004, we issued 796,948 Series J 8 3/8% Cumulative Redeemable Preferred Units in the acquisition of Chelsea to Simon Property which had issued an equal number of shares of a corresponding series of Simon Property preferred stock to Chelsea stockholders. On or after October 15, 2027, the Series J preferred stock, in whole or in part, may be redeemed at Simon Property's option at a price, payable in cash, of $50.00 per share plus accumulated and unpaid dividends. If the corresponding series of preferred stock is redeemed, the Series J 8 3/8% Preferred Units would also be redeemed. The Series J 8 3/8% Preferred Units are not convertible or exchangeable for any other property or securities of the Operating Partnership.

            7.5% Cumulative Redeemable Preferred Units.    We issued 7.5% Cumulative Redeemable Preferred Units (the "7.5% Preferred Units") in connection with the purchase of additional interest in Kravco. The 7.5% Preferred Units accrue cumulative dividends at a rate of $7.50 annually, which is payable quarterly in arrears. The Operating Partnership may redeem the 7.5% Preferred Units on or after November 10, 2013 unless there is the occurrence of certain tax triggering events such as death of the initial unit holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The 7.5% Preferred Units' redemption price is the liquidation value plus accrued and unpaid distributions, payable either in cash or shares of common stock. In the event of the death of a holder of the 7.5% Preferred Units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the preferred unitholder may require the Operating Partnership to redeem the 7.5% Preferred Units payable at the option of the Operating Partnership in either cash or shares of common stock of Simon Property. On August 16, 2004, we issued an additional 4,277 of these preferred units.

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $17,926 from former Corporate Property Investors, Inc. ("CPI") stockholders, which result from securities issued under CPI's executive compensation program and were assumed in our merger with CPI, are reflected as a deduction from capital in excess of par value in the statements of partners' equity in the accompanying consolidated financial statements. A total of $277 of these notes bear interest at rates ranging from 6.00% to 7.50%. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

            Note Receivable from Simon Property.    In 1999, Simon Property borrowed $92.8 million from us at 7.8% interest with a maturity of December 2009. Simon Property used the proceeds to purchase a non-controlling 88% interest in one Property. Simon Property contributed its interest in the Property to us in exchange for 3,617,070 units. The note receivable from Simon Property and accrued interest is recorded as a reduction of partners' equity. The amount of interest earned during each year is as follows:

For the year ended December 31,
2004	2003	2002
$7,046	$7,173	$7,256

The Simon Property Group 1998 Stock Incentive Plan

            We, along with Simon Property, have a stock incentive plan (the "1998 Plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. As of December 31, 2004, Simon Property had reserved 11,300,000 shares for issuance under the 1998 Plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase Units for cash in an amount equal to the fair market value of such shares.

            Administration.    The 1998 Plan is administered by Simon Property's Compensation Committee (the "Committee"). The Committee, at its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the shares on the date of grant. Employee Options generally vest over a three-year period and expire ten years from the date of grant.

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

            Pursuant to an amendment to the 1998 Plan approved by the stockholders effective May 7, 2003, Eligible Directors now receive annual grants of restricted stock in lieu of Director Options. Each Eligible Director receives on the first day of the first calendar month following his or her initial election as a director, a grant of 1,000 shares of restricted stock. Thereafter, as of the date of each annual meeting of Simon Property's stockholders, Eligible Directors who are re-elected as directors receive a grant of 1,000 shares of restricted stock. In addition, Eligible Directors who serve as chairpersons of the standing committees of the Board of Directors receive an additional annual grant in the amount of 500 shares of restricted stock (in the case of the Audit Committee) or 300 shares of restricted stock (in the case of all other standing committees).

            Each award of restricted stock vests in four equal annual installments on January 1 of each year, beginning in the year following the year in which the award occurred. If a director otherwise ceases to serve as a director before vesting, the unvested portion of the award terminates. Any unvested portion of a restricted stock award vests if the director dies or becomes disabled while in office or has served a minimum of five annual terms as a director, but only if the Compensation Committee or full Board of Directors determines that such vesting is appropriate. The restricted stock also vests in the event of a "Change in Control".

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

            Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to growth targets established by the Compensation Committee (the "Restricted Stock Program"). Restricted stock is issued on the grant date and vests annually in four installments of 25% each beginning on January 1 following the year in which the restricted stock is awarded. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2004 a total of 3,423,173 shares of restricted stock of Simon Property, net of forfeitures, have been awarded under the plan. As a result, we have issued a like number of units as called for in our partnership agreement.

            Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2004	2003	2002
Restricted stock shares awarded, net of forfeitures	365,602	380,835	(21,070)
Weighted average grant price of shares granted	$56.86	$33.03	n/a
Amortization expense	$11,935	$10,355	$8,957

            The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model for our 2002 grants.

            The weighted average life of our outstanding options as of December 31, 2004 is 5.3 years.

            During 2002, we changed our method of accounting for options and began expensing options in the consolidated statement of operations.

            Information relating to Director Options and Employee Options from December 31, 2001 through December 31, 2004 is as follows:

	Director Options		Employee Options
	Options	Option Price per Share (1)	Options	Option Price per Share (1)
Shares under option at December 31, 2001	169,720	$25.86	3,177,751	$25.03

Granted	24,000	33.68	—	—
Exercised	(6,360)	22.29	(665,476)	23.44
Forfeited	(9,000)	27.05	(7,225)	24.25

Shares under option at December 31, 2002	178,360	$26.97	2,505,050	$25.46

Granted	—	N/A	—	N/A
Exercised	(86,000)	26.43	(647,617)	23.44
Forfeited	—	N/A	(5,400)	25.54

Shares under option at December 31, 2003	92,360	$27.48	1,852,033	$26.16

Granted and other (2)	—	N/A	263,884	49.79
Exercised	(28,070)	29.13	(364,873)	27.05
Forfeited	—	N/A	(55,018)	24.15

Shares under option at December 31, 2004	64,290	$26.75	1,696,026	$29.71

Exercise price range options 2003 and prior		$22.25-$33.68		$22.35-$30.38

Exercise price range 2004 options		N/A		$46.97-$63.51

Options exercisable at December 31, 2002	154,360	$25.93	1,695,750	$25.67

Options exercisable at December 31, 2003	92,360	$27.48	1,552,983	$26.28

Options exercisable at December 31, 2004	64,290	$26.75	1,603,026	$28.08

(1)
Represents the weighted average price when multiple prices exist.

(2)
Principally includes Chelsea options issued to certain employees as part of acquisition consideration.

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

  Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their Units for shares of common stock of Simon Property on a one-for-one basis or cash, as selected by the Simon Property Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. If the cash option is selected, Simon Property is obligated to contribute to us the capital necessary to complete the exchange. At December 31, 2004, Simon Property had reserved 83,121,284 shares of common stock for possible issuance upon the exchange of units, options, Class B and C common stock and certain convertible preferred stock.

11.    Commitments and Contingencies

  Litigation

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain of its Portfolio Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers.

            In addition, we are a defendant in three other proceedings relating to the gift card program. Each of the three proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            On February 3, 2005, the Attorney General of the State of New York filed a petition in the Supreme Court of New York, County of New York against Simon Property and the Operating Partnership alleging violations of New York law with respect to gift card sales. The New York proceeding was settled on March 1, 2005.

            We believe that we have viable defenses under both state and federal laws to the above gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et. al.    On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the State of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "Order"). In the Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits to us the sum of $81.38 million within nine months of the Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest. The court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the present.

            We have appealed the Order and the Ancillary Relief Order to the United States Court of Appeals for the Eighth Circuit. Briefing on the appeals is complete and oral argument took place on October 18, 2004. It is not possible to provide any assurance on the ultimate outcome of this litigation.

            As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of assets and other, net" in the accompanying consolidated financial statements of operations and comprehensive income. We ceased recording any contribution to either net income or Funds from Operations ("FFO") from the results of operations of Mall of America as of September 1, 2003.

            We are involved in various legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the mid point in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

  Lease Commitments

            As of December 31, 2004, a total of 38 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2005 to 2090. These ground leases generally require us to make payments of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense and discontinued operations as follows:

For the year ended December 31,
2004	2003	2002
$20,639	$16,974	$14,139

            Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

2005	$13,993
2006	15,271
2007	15,511
2008	15,757
2009	15,655
Thereafter	651,330

$727,517

            Insurance.    We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of the Management Company, has agreed to indemnify our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into Law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form that eliminates the policy aggregates associated with our previous terrorism policies. This policy is in place throughout the remainder of 2005.

            Guarantees of Indebtedness.    Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of December 31, 2004, we have guaranteed or have provided letters of credit to support $104.7 million of our total $2.8 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the mortgage. The mortgages guaranteed are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

            Environmental Matters.    Nearly all of the Properties have been subjected to Phase I or similar environmental audits. Such audits have not revealed nor is management aware of any environmental liability that we believe would have a material adverse impact on our financial position or results of operations. We are unaware of any instances in which we would incur significant environmental costs if we disposed of or abandoned any or all Properties.

            Taubman Centers, Inc. Tender Offer.    On December 5, 2002, Simon Property Acquisitions, Inc., a wholly-owned subsidiary of Simon Property, commenced a tender offer to acquire all of the outstanding shares of Taubman Centers, Inc. ("Taubman") and on January 15, 2003, Westfield America, Inc., the U.S. subsidiary of Westfield America Trust, joined Simon Property's tender offer. On October 8, 2003, Simon Property and Westfield America, Inc. withdrew their joint tender offer. Under the terms of our partnership agreement, we reimburse the operating expenses incurred by Simon Property. As a result we expensed deferred acquisition costs of $10.6 million, net, related to this acquisition. These expenses are included in "Costs related to withdrawn tender offer" in the accompanying statement of operations and comprehensive income. The withdrawal of the tender offer followed the enactment of a law, which amended the Michigan Control Share Acquisitions Act and which allowed the Taubman family group to effectively block the ability to conclude the tender offer.

            Concentration of Credit Risk.    We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlet centers and community shopping centers rely heavily upon anchor tenants like most retail properties. Four retailers' anchor stores occupied 414 of the approximately 960 anchor stores in the Properties as of December 31, 2004. An affiliate of one of these retailers is a limited partner in the Operating Partnership.

            Limited Life Partnerships.    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. As a result, we have no transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of certain joint venture arrangements. SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2004 and 2003, the estimated settlement value of these non-controlling interests was approximately $100 million and $40 million, respectively.

12.    Related Party Transactions

            The Management Company provides management, insurance, and other services to Melvin Simon & Associates, Inc. ("MSA"), a related party, and other non-owned properties. Amounts for services provided by the Management Company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the year ended December 31,
	2004	2003	2002
Amounts charged to unconsolidated joint ventures	$56,557	$59,631	$55,720
Amounts charged to properties owned by related parties	9,364	4,850	4,045

13.    Recently Issued Accounting Pronouncements

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

            We adopted FIN 46 on January 1, 2004 for variable interest entities that existed prior to February 1, 2003 and as a result we consolidated two joint ventures that hold two regional malls. During 2003, we consolidated one joint venture that was created in 2003 for the purpose of developing one regional mall. The aggregate carrying amount of the investment property for these properties was approximately $274.2 million as of December 31, 2004.

14.    Quarterly Financial Data (Unaudited)

            Summarized quarterly 2004 and 2003 data is summarized in the table below and the amounts have been reclassified from previously disclosed amounts due to the sale in 2004 and 2003 of properties. The results of operations of these properties were reclassified to discontinued operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total revenue	$579,045	$597,713	$615,929	$831,759
Operating income	228,703	240,177	244,642	334,489
Income from Continuing Operations	76,019	104,236	103,862	160,705
Net income available to unitholders	62,772	90,945	90,793	136,201
Income from Continuing Operations per unit — Basic	$0.24	$0.35	$0.35	$0.49
Net income per unit — Basic	$0.24	$0.35	$0.35	$0.49
Income from Continuing Operations per unit — Diluted	$0.24	$0.35	$0.35	$0.49
Net income per unit — Diluted	$0.24	$0.35	$0.35	$0.49
Weighted Average units Outstanding	261,165,853	261,486,587	261,532,184	277,346,837
Diluted Weighted Average units Outstanding	262,130,271	262,294,650	262,372,805	278,233,756
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Total revenue	$529,307	$546,504	$556,175	$653,202
Operating income	218,203	225,046	219,552	305,854
Income from Continuing Operations	84,558	97,136	86,597	178,786
Net income available to unitholders	74,040	63,392	57,320	217,780
Income from Continuing Operations per unit — Basic	$0.26	$0.32	$0.27	$0.67
Net income per unit — Basic	$0.29	$0.26	$0.23	$0.87
Income from Continuing Operations per unit — Diluted	$0.26	$0.31	$0.27	$0.64
Net income per unit — Diluted	$0.29	$0.25	$0.23	$0.83
Weighted Average units Outstanding	247,812,060	248,112,573	248,233,296	251,476,316
Diluted Weighted Average units Outstanding	248,486,429	248,902,601	249,127,927	261,710,249

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
By:	Simon Property Group, Inc., General Partner
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 29, 2004

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 29, 2004
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 29, 2004
/s/ RICHARD SOKOLOV Richard Sokolov	President, Chief Operating Officer and Director	March 29, 2004
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 29, 2004
/s/ BIRCH BAYH Birch Bayh	Director	March 29, 2004
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 29, 2004
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 29, 2004
/s/ G. WILLIAM MILLER G. William Miller	Director	March 29, 2004
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 29, 2004
/s/ J. ALBERT SMITH J. Albert Smith	Director	March 29, 2004

/s/ KAREN N. HORN Karen N. Horn	Director	March 29, 2004
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 29, 2004
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2004
/s/ JOHN DAHL John Dahl	Senior Vice President (Principal Accounting Officer)	March 29, 2004

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$—	$154	$7,641	$—	$10,717	$154	$18,358	$18,512	$6,669	1993 (Note 4)
Anderson Mall, Anderson, SC	29,414	1,712	15,227	1,363	8,800	3,075	24,027	27,102	8,575	1972
Arsenal Mall, Watertown, MA	34,153	15,505	47,680	—	1,140	15,505	48,820	64,325	7,282	1999 (Note 4)
Aurora Mall, Aurora, CO	—	11,400	55,692	6	32,057	11,406	87,749	99,155	15,223	1998 (Note 4)
Bangor Mall, Bangor, ME	23,427	5,544	59,567	—	4,421	5,544	63,988	69,532	4,259	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,699	7,983	52,831	10,886	73,530	84,416	23,611	1981
Battlefield Mall, Springfield, MO	100,000	3,919	27,231	3,225	45,891	7,144	73,122	80,266	29,667	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	21,393	10,491	47,016	57,507	9,887	1980
Biltmore Square, Asheville, NC	26,000	6,641	23,582	—	1,539	6,641	25,121	31,762	7,321	1989
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,756	2,945	70,800	73,745	9,791	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	79,144	—	14,782	22,240	93,926	116,166	21,083	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	13,657	39,500	222,859	262,359	39,976	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,439	—	8,168	11,470	40,607	52,077	12,197	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	86,000	8,436	55,838	—	23,595	8,436	79,433	87,869	19,815	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	—	15,704	46,600	319,322	365,922	55,786	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	2,500	31,026	28,750	129,313	158,063	30,769	1972
Century III Mall, West Mifflin, PA	86,827	17,380	102,364	10	7,528	17,390	109,892	127,282	38,180	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	12,062	—	66,800	66,800	13,777	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	15,616	3,257	25,257	28,514	7,781	1971
Cheltenham Square, Philadelphia, PA	54,941	14,206	43,699	—	4,678	14,206	48,377	62,583	12,589	1981
Chesapeake Square, Chesapeake, VA	73,000	11,534	70,461	—	5,646	11,534	76,107	87,641	21,647	1989
Cielo Vista Mall, El Paso, TX	85,976	1,307	18,512	608	24,685	1,915	43,197	45,112	23,046	1974
College Mall, Bloomington, IN	46,756	1,003	16,245	722	30,603	1,725	46,848	48,573	17,591	1965
Columbia Center, Kennewick, WA	—	18,285	66,580	—	8,232	18,285	74,812	93,097	17,648	1987
Copley Place, Boston, MA	177,677	147	378,045	—	6,782	147	384,827	384,974	27,014	2002 (Note 4)
Coral Square, Coral Springs, FL	87,962	13,556	93,630	—	2,192	13,556	95,822	109,378	26,571	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	13,500	25,947	86,591	112,538	16,794	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,414	69,958	—	162	10,414	70,120	80,534	21,324	1996
Crossroads Mall, Omaha, NE	43,608	881	37,263	409	30,563	1,290	67,826	69,116	21,097	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,707	5,661	20,241	—	4,570	5,661	24,811	30,472	5,796	1990
DeSoto Square, Bradenton, FL	64,153	9,380	52,723	—	6,990	9,380	59,713	69,093	15,677	1973
Eastland Mall, Tulsa, OK	—	3,124	6,035	518	6,986	3,642	13,021	16,663	13,876	1986
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	6,231	11,529	113,581	125,110	24,137	1997 (Note 4)
Fashion Mall at Keystone, The, Indianapolis, IN	59,594	—	120,579	—	15,919	—	136,498	136,498	27,813	1997 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Forest Mall, Fond Du Lac, WI	17,463	728	4,491	—	7,825	728	12,316	13,044	5,471	1973
Forum Shops at Caesars, The, Las Vegas, NV	550,000	—	276,378	—	186,986	—	463,364	463,364	42,749	1992
Great Lakes Mall, Mentor, OH	—	12,304	100,362	432	7,888	12,736	108,250	120,986	27,210	1961
Greenwood Park Mall, Greenwood, IN	87,226	2,559	23,445	5,277	72,451	7,836	95,896	103,732	30,771	1979
Gulf View Square, Port Richey, FL	33,402	13,690	39,991	2,023	17,525	15,713	57,516	73,229	13,671	1980
Haywood Mall, Greenville, SC	—	11,585	133,893	6	4,263	11,591	138,156	149,747	34,858	1998 (Note 4)
Independence Center, Independence, MO	—	5,042	45,798	2	26,688	5,044	72,486	77,530	19,678	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	81,527	733	17,163	169	17,670	902	34,833	35,735	15,907	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	31,308	9,270	48,787	58,057	23,623	1971
Jefferson Valley Mall, Yorktown Heights, NY.	—	4,868	30,304	—	20,774	4,868	51,078	55,946	17,165	1983
Knoxville Center, Knoxville, TN	61,737	5,006	21,965	3,712	34,203	8,718	56,168	64,886	20,028	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	31,790	7,944	41,618	49,562	13,080	1976
Lafayette Square, Indianapolis, IN	—	14,251	54,589	50	12,977	14,301	67,566	81,867	21,295	1968
Laguna Hills Mall, Laguna Hills, CA	—	28,074	55,689	—	5,709	28,074	61,398	89,472	13,580	1997 (Note 4)
Lakeline Mall, Austin, TX	67,455	10,383	81,568	14	1,285	10,397	82,853	93,250	22,015	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	8,309	38,213	500,720	538,933	89,695	1998 (Note 4)
Lima Mall, Lima, OH	—	7,910	35,338	—	8,372	7,910	43,710	51,620	12,464	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,645	7,935	70,125	78,060	25,034	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	8,127	30,200	113,377	143,577	21,029	1998 (Note 4)
Longview Mall, Longview, TX	32,681	259	3,567	124	6,669	383	10,236	10,619	4,086	1978
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	7,243	17,119	88,001	105,120	7,737	2002 (Note 4)
Markland Mall, Kokomo, IN	23,122	—	7,568	—	7,495	—	15,063	15,063	5,837	1968
McCain Mall, N. Little Rock, AR	39,952	—	9,515	—	9,445	—	18,960	18,960	11,766	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	2,963	14,783	18,725	70,674	89,399	15,430	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	20,787	65,684	244,039	309,723	50,830	1997 (Note 4)
Midland Park Mall, Midland, TX	33,756	687	9,213	—	9,466	687	18,679	19,366	8,727	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	20,924	2,537	39,016	41,553	16,427	1973
Montgomery Mall, Montgomeryville, PA	95,264	27,377	86,343	—	921	27,377	87,264	114,641	6,645	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,833	52	24,443	224	30,276	30,500	10,338	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	2,323	27,310	165,316	192,626	34,324	1998 (Note 4)
North East Mall, Hurst, TX	140,000	128	14,124	19,010	142,179	19,138	156,303	175,441	36,812	1971
Northfield Square Mall, Bourbonnais, IL	31,553	362	53,396	—	46	362	53,442	53,804	23,575	2004 (Note 5)
Northgate Mall, Seattle, WA	—	27,411	115,992	—	30,985	27,411	146,977	174,388	27,807	1987
Northlake Mall, Atlanta, GA	71,221	33,400	98,035	—	3,385	33,400	101,420	134,820	22,547	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,193	12,779	2,451	29,791	3,644	42,570	46,214	19,388	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	5,461	15,673	62,765	78,438	13,623	1997 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	13,345	65,121	—	19,673	13,345	84,794	98,139	24,892	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	14,624	35,514	144,530	180,044	30,107	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	84,397	24,544	100,287	—	286	24,544	100,573	125,117	23,927	2003 (Note 4)
Paddock Mall, Ocala, FL	26,566	11,198	39,727	—	7,598	11,198	47,325	58,523	10,750	1980
Palm Beach Mall, West Palm Beach, FL	53,999	11,962	112,741	—	37,287	11,962	150,028	161,990	46,433	1967
Penn Square Mall, Oklahoma City, OK	70,305	2,043	155,958	—	17,154	2,043	173,112	175,155	21,299	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	—	360	3,902	155,428	159,330	29,391	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	13,505	19,200	224,115	243,315	40,299	1998 (Note 4)
Plaza Carolina, Carolina, PR	257,730	15,489	279,395	—	187	15,489	279,582	295,071	4,699	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	52,877	5,561	58,570	—	11,728	5,561	70,298	75,859	18,447	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	41,780	4,933	44,593	49,526	15,072	1972
Raleigh Springs Mall, Memphis, TN	10,877	9,137	28,604	—	12,069	9,137	40,673	49,810	12,838	1971
Richardson Square Mall, Richardson, TX	—	4,532	6,329	1,268	11,510	5,800	17,839	23,639	5,931	1977
Richmond Town Square, Richmond Heights, OH	47,413	2,600	12,112	—	60,048	2,600	72,160	74,760	21,937	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	6,490	30,884	107,714	138,598	22,292	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	45,626	212,257	27	8,942	45,653	221,199	266,852	39,257	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	2,180	38,609	—	10,385	2,180	48,994	51,174	19,337	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	13,700	166,175	715,708	881,883	127,264	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	24,169	23,541	114,372	137,913	34,756	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	5,016	10,400	92,880	103,280	17,270	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	—	9,139	54,445	7,491	143,596	16,630	198,041	214,671	45,125	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	11,884	23,445	137,724	161,169	27,373	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	10,731	101,200	312,226	413,426	55,991	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	20,467	17,079	98,234	115,313	25,529	1970
Southgate Mall, Yuma, AZ	—	1,817	7,974	—	3,598	1,817	11,572	13,389	5,249	1988
SouthPark Mall, Charlotte, NC	—	32,141	188,004	100	98,403	32,241	286,407	318,648	22,559	2002 (Note 4)
St Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	12,772	8,890	65,706	74,596	26,988	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	480	—	340,017	340,017	14,817	2003 (Note 4)
Summit Mall, Akron, OH	—	15,374	51,137	—	17,541	15,374	68,678	84,052	16,934	1965

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Sunland Park Mall, El Paso, TX	36,647	2,896	28,900	—	5,722	2,896	34,622	37,518	15,699	1988
Tacoma Mall, Tacoma, WA	130,308	37,803	125,826	—	21,602	37,803	147,428	185,231	35,451	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,474	5,517	42,705	8,414	51,179	59,593	23,330	1973
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,425	—	78,053	64,200	385,478	449,678	67,048	1998 (Note 4)
Towne East Square, Wichita, KS	70,474	8,525	18,479	2,042	25,231	10,567	43,710	54,277	20,935	1975
Towne West Square, Wichita, KS	53,366	972	21,203	76	7,552	1,048	28,755	29,803	13,760	1980
Treasure Coast Square, Jensen Beach, FL	61,990	11,124	73,077	3,067	18,750	14,191	91,827	106,018	22,426	1987
Trolley Square, Salt Lake City, UT	28,918	4,739	27,600	435	11,074	5,174	38,674	43,848	15,269	1986
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	16,670	15,638	137,632	153,270	33,156	1972
University Mall, Little Rock, AR	—	123	17,411	—	728	123	18,139	18,262	8,762	1967
University Mall, Pensacola, FL	—	4,554	26,657	—	4,110	4,554	30,767	35,321	9,983	1994
University Park Mall, Mishawaka, IN	58,189	15,105	61,100	—	14,693	15,105	75,793	90,898	72,940	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	3,625	8,421	42,370	50,791	11,255	1979
Valle Vista Mall, Harlingen, TX	38,284	1,398	17,159	372	11,224	1,770	28,383	30,153	12,170	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	7,136	13,913	57,683	71,596	15,850	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	34,377	55,489	145,635	201,124	35,703	1998 (Note 4)
Washington Square, Indianapolis, IN	30,693	16,812	41,248	100	25,197	16,912	66,445	83,357	17,355	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	197	6,579	5,650	40,711	46,361	16,161	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	13,532	43,464	98,241	141,705	18,010	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	2,413	27,232	5,437	62,924	68,361	18,219	1977
Wolfchase Galleria, Memphis, TN	73,292	16,470	128,276	—	8,472	16,470	136,748	153,218	24,293	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	84,180	34,211	187,498	—	135	34,211	187,633	221,844	14,842	2004 (Note 5)
Premium Outlets
Albertville Premium Outlets, Albertville, MN	—	4,806	87,686	—	—	4,806	87,686	92,492	763	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	14,187	50,719	—	3,548	14,187	54,267	68,454	624	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,627	32,442	—	248	2,627	32,690	35,317	504	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	22,562	200,271	—	222	22,562	200,493	223,055	1,554	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	13,890	158,874	—	7	13,890	158,881	172,771	1,267	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	20,681	3,463	60,935	—	63	3,463	60,998	64,461	677	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Chicago Premium Outlets, Aurora, IL	—	886	115,360	—	209	886	115,569	116,455	2,114	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,272	98,534	26	66	2,298	98,600	100,898	923	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,990	21,007	—	3	7,990	21,010	29,000	276	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,643	319,179	—	10	3,643	319,189	322,832	2,321	2004 (Note 4)
Edinburgh Premium Outlet, Edinburgh, IN	—	3,124	48,077	—	396	3,124	48,473	51,597	493	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,390	50,893	—	18	9,390	50,911	60,301	536	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	67,242	10,542	168,823	—	256	10,542	169,079	179,621	1,322	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	11,132	466	53,077	—	—	466	53,077	53,543	394	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,986	138,273	—	—	25,986	138,273	164,259	4,777	2004 (Note 4)
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,456	143,699	—	490	7,456	144,189	151,645	1,436	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	6,295	34,723	—	435	6,295	35,158	41,453	390	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	46,399	7,018	93,640	—	13	7,018	93,653	100,671	854	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,952	45,280	—	—	11,952	45,280	57,232	414	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,433	122,182	—	149	4,433	122,331	126,764	1,129	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,924	288,018	—	82	14,924	288,100	303,024	1,923	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,965	87,258	—	149	9,965	87,407	97,372	775	2004 (Note 4)
Patriot Plaza, Williamsburg, VA	—	1,576	4,381	—	320	1,576	4,701	6,277	46	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	22,446	11,276	—	523	22,446	11,799	34,245	115	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,371	59,111	—	195	6,371	59,306	65,677	525	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	59,127	8,557	145,938	—	4,186	8,557	150,124	158,681	990	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,891	75,185	—	277	9,891	75,462	85,353	770	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	23,737	69,900	—	91	23,737	69,991	93,728	600	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	37,370	3,511	75,953	—	373	3,511	76,326	79,837	670	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	10,712	801,372	—	172	10,712	801,544	812,256	1,920	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	5,030	266,467	—	330	5,030	266,797	271,827	885	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community Shopping Centers
Arboretum, The, Austin, TX	—	7,640	36,778	71	6,318	7,711	43,096	50,807	7,779	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	28,337	8,748	26,184	—	6,750	8,748	32,934	41,682	9,871	1987
Boardman Plaza, Youngstown, OH	23,598	7,443	23,801	—	9,996	7,443	33,797	41,240	8,421	1951
Brightwood Plaza, Indianapolis, IN	—	65	128	—	289	65	417	482	231	1965
Celina Plaza, El Paso, TX	—	138	815	—	107	138	922	1,060	430	1978
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	3,442	1976
Chesapeake Center, Chesapeake, VA	6,563	5,352	12,279	—	275	5,352	12,554	17,906	3,022	1989
Countryside Plaza, Countryside, IL	—	411	8,507	2,569	2,014	2,980	10,521	13,501	4,422	1977
Dare Centre, Kill Devil Hills, NC	1,722	—	5,202	—	—	—	5,202	5,202	28	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,499	1,955	3,405	—	845	1,955	4,250	6,205	685	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	84	651	3,764	4,415	1,378	1986
Forest Plaza, Rockford, IL	15,542	4,132	16,818	453	1,761	4,585	18,579	23,164	5,804	1985
Gateway Shopping Center, Austin, TX	86,000	24,549	80,585	—	7,034	24,549	87,619	112,168	2,351	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,630	1,028	5,655	6,683	1,906	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	1,938	1979
Griffith Park Plaza, Griffith, IN	—	—	2,412	1,664	515	1,664	2,927	4,591	1,818	1979
Grove at Lakeland Square, The, Lakeland, FL	3,750	5,237	6,016	—	1,049	5,237	7,065	12,302	2,234	1988
Henderson Square, King of Prussia, PA	15,453	4,223	15,124	—	—	4,223	15,124	19,347	1,005	2003 (Note 4)
Highland Lakes Center, Orlando, FL	16,097	7,138	25,284	—	769	7,138	26,053	33,191	6,777	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	21	425	1,823	2,248	981	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	893	—	5,125	5,125	1,029	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,730	3,731	7,075	10,806	2,993	1987
Lake Plaza, Waukegan, IL	—	2,577	6,420	—	802	2,577	7,222	9,799	2,255	1986
Lake View Plaza, Orland Park, IL	20,660	4,775	17,543	—	10,075	4,775	27,618	32,393	7,257	1986
Lakeline Plaza, Austin, TX	22,651	5,822	30,875	—	6,957	5,822	37,832	43,654	8,030	1998
Lima Center, Lima, OH	—	1,808	5,151	—	4,685	1,808	9,836	11,644	2,046	1978
Lincoln Crossing, O'Fallon, IL	3,127	674	2,192	—	467	674	2,659	3,333	791	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	710	—	22,009	22,009	4,778	2003 (Note 4)
MacGregor Village, Cary, NC	6,926	645	5,059	—	3	645	5,062	5,707	29	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	32,575	9,506	33,071	—	49	9,506	33,120	42,626	5,572	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	5,860	206	6,598	6,804	1,182	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	328	—	912	912	630	1967
Matteson Plaza, Matteson, IL	9,098	1,830	9,737	—	2,328	1,830	12,065	13,895	4,275	1988

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2004
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Muncie Plaza, Muncie, IN	7,866	267	10,509	87	303	354	10,812	11,166	2,475	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,347	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	880	2,831	8,579	11,410	2,933	1985
North Ridge Shopping Center, Raleigh, NC	8,459	570	6,508	—	24	570	6,532	7,102	32	2004 (Note 4)
Northland Plaza, Columbus, OH	—	4,490	8,893	—	1,308	4,490	10,201	14,691	3,787	1988
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,271	148	2,685	2,833	1,233	1974
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,395	1968
Regency Plaza, St. Charles, MO	4,264	616	4,963	—	368	616	5,331	5,947	1,544	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	4,668	5,149	31,103	36,252	3,105	1998 (Note 4)
St. Charles Towne Plaza, Waldorf, MD	27,294	8,524	18,993	—	1,146	8,524	20,139	28,663	6,800	1987
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	7,130	12,943	35,307	48,250	7,988	1999
Teal Plaza, Lafayette, IN	—	99	878	—	2,930	99	3,808	3,907	1,370	1962
Terrace at the Florida Mall, Orlando, FL	4,688	2,150	7,623	—	1,812	2,150	9,435	11,585	1,936	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	4,957	234	5,702	5,936	2,204	1974
University Center, Mishawaka, IN	—	2,388	5,214	—	2,529	2,388	7,743	10,131	6,257	1980
Wabash Village, West Lafayette, IN	—	—	976	—	274	—	1,250	1,250	693	1970
Washington Plaza, Indianapolis, IN	—	941	1,697	—	308	941	2,005	2,946	2,302	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	12,298	8,679	85,134	93,813	17,227	1999
West Ridge Plaza, Topeka, KS	5,498	1,376	4,560	—	1,352	1,376	5,912	7,288	1,903	1988
White Oaks Plaza, Springfield, IL	16,775	3,169	14,267	—	767	3,169	15,034	18,203	4,678	1986
Other Properties
Las Vegas Outlet Center, Las Vegas, NV	21,789	13,860	183,961	—	—	13,860	183,961	197,821	1,064	2004 (Note 4)
O'Hare International Center, Rosemont, IL	—	125	47,482	—	14,127	125	61,609	61,734	19,762	1988
Riverway, Rosemont, IL	110,000	8,723	106,478	16	13,420	8,739	119,898	128,637	40,708	1991 (Note 4)
Other Retail	26,238	16,016	204,648	—	582	16,016	205,230	221,246	1,305	2004 (Note 4)
Development Projects
Wolf Ranch, Georgetown, TX	—	23,539	21,473	—	—	23,539	21,473	45,012	—	2004
St. Johns Town Center, Jacksonville, FL	100,022	17,858	96,021	—	—	17,858	96,021	113,879	—	2004
Firewheel Town Center, Garland, TX	—	12,154	42,111	—	—	12,154	42,111	54,265	—	2004
Rockaway Plaza, Rockaway, NJ	—	—	1,748	—	—	—	1,748	1,748	—	2004
Seattle Premium Outlets, Tulalip, WA	—	3,875	42,660	—	—	3,875	42,660	46,535	—	2004 (Note 4)
Other pre-development costs	—	131,649	15,237	—	—	131,649	15,237	146,886	—
Other	—	6,319	5,544	279	337	6,598	5,881	12,479	547

	$4,987,679	$2,472,958	$15,784,790	$118,151	$2,539,942	$2,591,109	$18,324,732	$20,915,841	$3,040,843

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2004

(Dollars in thousands)

(1)   Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$14,668,848	$13,966,450	$12,932,966
Acquisitions and consolidations	5,753,600	761,179	1,107,581
Improvements	621,755	366,345	207,007
Disposals and abandonments	(110,362)	(425,126)	(281,104)
Impairment write-down	(18,000)	—

Balance, close of year	$20,915,841	$14,668,848	$13,966,450

            The unaudited aggregate cost for the Operating Partnership of real estate assets for federal income tax purposes as of December 31, 2004 was $13,958,769.

(2)   Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Balance, beginning of year	$2,461,634	2,151,014	$1,813,795
Acquisitions and consolidations (5)	76,121	21,111	16,491
Depreciation expense	541,442	456,960	413,142
Disposals and abandonments	(38,354)	(167,451)	(92,414)

Balance, close of year	$3,040,843	$2,461,634	$2,151,014

            Depreciation of the Operating Partnership's investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

•
Buildings and Improvements — typically 10 - 35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
•
Tenant Inducements — shorter of lease term or useful life.

(3)
Initial cost generally represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993. Costs of disposals of property are first reflected as a reduction to cost capitalized subsequent to acquisition. Property initial cost for properties acquired during 2004 are preliminary until purchase price allocations are finalized.

(4)
Not developed/constructed by the Operating Partnership or its predecessors. The date of construction represents acquisition date.

(5)
Property initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting. Accumulated depreciation amounts for properties consolidated which were previously accounted for under the equity method of accounting include the minority interest holders' portion of accumulated depreciation.

INDEX TO EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, Inc., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisitions II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Simon Property Group, Inc. on June 22, 2004).
3.1	Second Amended and Restated Certificate of Limited Partnership, as amended (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2002 filed by the Operating Partnership).
3.2	Seventh Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 filed by the Operating Partnership).
3.3	Amended and Restated Supplement to Seventh Amended and Restated Limited Partnership Agreement (Exhibits B-1 and B-2) dated October 14, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Operating Partnership on October 20, 2004).
4.1(a)	Indenture, dated as of November 26, 1996, by and among the Operating Partnership and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q filed by Simon Property Group, Inc. on November 8, 2004).
10.2	$2,000,000,000 Credit Agreement, dated as of January 11, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.1 of the Operating Partnership's Current Report on Form 8-K filed on January 18, 2005).
10.3	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Registrants' Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
10.4(c)	Option Agreement to acquire the Excluded Retail Properties (Previously filed as Exhibit 10.10).
10.5	Voting Agreement dated as of June 20, 2004 among the Registrant, Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group, Inc. on June 22, 2004).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Operating Partnership.
23	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
  SCHEDULE III
INDEX TO EXHIBITS