Form 10-Q
period 2005-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2005-11-07
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES    ☒        NO    ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).        YES    ☐        NO    ☒

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).        YES    ☐        NO    ☒

SIMON PROPERTY GROUP, L.P. AND SUBSIDIARIES

FORM 10-Q

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS:
Investment properties, at cost	$21,600,472	$21,085,693
Less — accumulated depreciation	3,638,179	3,136,195
	17,962,293	17,949,498
Cash and cash equivalents	422,791	519,556
Tenant receivables and accrued revenue, net	306,897	358,990
Investment in unconsolidated entities, at equity	1,598,391	1,920,983
Deferred costs and other assets	1,049,512	1,172,875
Total assets	$21,339,884	$21,921,902
LIABILITIES:
Mortgages and other indebtedness	$14,330,200	$14,586,393
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,098,773	1,111,481
Cash distributions and losses in partnerships and joint ventures, at equity	116,213	37,739
Other liabilities, minority interest, and accrued distributions	178,367	324,160
Total liabilities	15,723,553	16,059,773
COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 and 822,588 units issued and outstanding, respectively, at liquidation value	85,070	82,259
PARTNERS’ EQUITY:
Preferred units, 32,904,154 and 33,042,122 units outstanding, respectively. Liquidation values $1,398,428 and $1,402,330, respectively	1,396,821	1,393,269
General Partner, 219,825,199 and 218,702,347 units outstanding, respectively	3,286,492	3,516,902
Limited Partners, 59,110,302 and 60,876,619 units outstanding, respectively	883,728	980,316
Note receivable from Simon Property (interest at 7.8%, due 2009)	—	(88,804)
Unamortized restricted stock award	(35,780)	(21,813)
Total partners’ equity	5,531,261	5,779,870
Total liabilities and partners’ equity	$21,339,884	$21,921,902

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE:
Minimum rent	$478,631	$360,125	$1,415,183	$1,057,517
Overage rent	18,506	11,898	46,237	29,781
Tenant reimbursements	226,972	185,165	652,345	526,992
Management fees and other revenues	19,746	17,932	56,931	54,335
Other income	42,914	31,166	119,678	95,561
Total revenue	786,769	606,286	2,290,374	1,764,186
EXPENSES:
Property operating	116,994	93,129	319,510	259,569
Depreciation and amortization	204,106	142,202	621,990	417,293
Real estate taxes	74,776	59,918	218,615	175,632
Repairs and maintenance	22,877	24,203	76,101	65,697
Advertising and promotion	21,003	11,543	57,861	36,536
Provision for credit losses	2,868	3,413	3,697	9,994
Home and regional office costs	27,068	19,579	85,060	61,811
General and administrative	4,993	3,615	13,243	10,635
Other	12,486	7,197	34,439	23,717
Total operating expenses	487,171	364,799	1,430,516	1,060,884
OPERATING INCOME	299,598	241,487	859,858	703,302
Interest expense	202,530	160,506	598,238	469,239
Income before minority interest	97,068	80,981	261,620	234,063
Minority interest	(3,174)	(2,209)	(8,734)	(6,890)
Gain (loss) on sales of assets and other, net	(55)	1,121	12,552	(760)
Income tax expense of taxable REIT subsidiaries	(3,796)	(2,197)	(11,216)	(10,839)
Income before unconsolidated entities	90,043	77,696	254,222	215,574
Income from unconsolidated entities	18,662	23,902	51,045	60,810
Income from continuing operations	108,705	101,598	305,267	276,384
Results of operations from discontinued operations	5,315	2,436	9,610	6,554
Gain (loss) on disposal or sale of discontinued operations, net	5,605	(502)	125,385	(214)
NET INCOME	119,625	103,532	440,262	282,724
Preferred unit requirement	(25,407)	(12,739)	(76,485)	(38,214)
NET INCOME AVAILABLE TO UNITHOLDERS	$94,218	$90,793	$363,777	$244,510
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$74,358	$70,888	$286,236	$189,844
Limited Partners	19,860	19,905	77,541	54,666
Net income	$94,218	$90,793	$363,777	$244,510
BASIC EARNINGS PER UNIT:
Income from continuing operations	$0.30	$0.34	$0.82	$0.92
Discontinued operations	0.04	0.01	0.48	0.02
Net income	$0.34	$0.35	$1.30	$0.94
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$0.30	$0.34	$0.82	$0.91
Discontinued operations	0.04	0.01	0.48	0.02
Net income	$0.34	$0.35	$1.30	$0.93
Net Income	$119,625	$103,532	$440,262	$282,724
Unrealized (loss) gain on interest rate hedge agreements	(1,385)	1,372	(10,212)	4,819
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	152	(1,596)	(1,139)	(4,332)
Currency translation adjustments	(2,277)	(4,784)	(3,923)	1,919
Other (loss) income	(104)	71	(421)	(583)
Comprehensive Income	$116,011	$98,595	$424,567	$284,547

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$440,262	$282,724
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	593,240	435,892
(Gain) loss on sales of assets and other, net	(12,552)	760
(Gain) loss on disposal or sale of discontinued operations, net	(125,385)	214
Straight-line rent	(15,317)	(3,646)
Minority interest	8,734	6,890
Minority interest distributions	(16,135)	(41,812)
Equity in income of unconsolidated entities	(51,045)	(60,810)
Distributions of income from unconsolidated entities	62,367	64,987
Changes in assets and liabilities —
Tenant receivables and accrued revenue	68,229	19,908
Deferred costs and other assets	(121,653)	34,826
Accounts payable, accrued expenses, intangibles, deferred revenues, and other liabilities	(101,724)	(95,046)
Net cash provided by operating activities	729,021	644,887
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(500,325)
Capital expenditures, net	(420,400)	(367,565)
Cash from acquisitions	—	3,966
Cash impact from the consolidation and de-consolidation of properties	(8,951)	2,507
Net proceeds from sale of partnership interest, other assets and discontinued operations	330,187	39,653
Investments in unconsolidated entities	(17,426)	(115,968)
Distributions of capital from unconsolidated entities and other	228,098	113,797
Net cash provided by (used) in investing activities	111,508	(823,935)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	813	3,772
Purchase of preferred units, partnership units, and treasury units	(176,939)	(10,105)
Preferred Unit redemptions	(579)	—
Minority interest contributions	—	35,333
Partnership distributions	(664,772)	(548,112)
Mortgage and other indebtedness proceeds, net of transaction costs	2,941,901	3,501,024
Mortgage and other indebtedness principal payments	(3,037,718)	(2,845,682)
Net cash (used in) provided by financing activities	(937,294)	136,230
DECREASE IN CASH AND CASH EQUIVALENTS	(96,765)	(42,818)
CASH AND CASH EQUIVALENTS, beginning of year	519,556	529,036
CASH AND CASH EQUIVALENTS, end of period	$422,791	$486,218

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.   Organization

Simon Property Group, L.P. (the “Operating Partnership”), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. (“Simon Property”), a Delaware corporation. Simon Property is a self-administered and self-managed real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). In these notes, the terms “we”, “us” and “our” refer to the Operating Partnership and its subsidiaries.

We are engaged in the ownership, development and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of September 30, 2005, we owned or held an interest in 295 income-producing properties in the United States, which consisted of 172 regional malls, 33 Premium Outlet centers, 71 community/lifestyle centers, and 19 other shopping centers in 40 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in eleven parcels of land held for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 51 European shopping centers (in France, Italy, Poland and Portugal), five Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one shopping center in Canada.

2.   Basis of Presentation

The accompanying unaudited consolidated financial statements of the Operating Partnership include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, including overage rent revenues and property operating expenses, the results for the interim period ended September 30, 2005 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

As of September 30, 2005, of our 353 properties we consolidate 208 wholly-owned properties and consolidate 20 additional properties that are less than wholly-owned which we control or for which we are the primary beneficiary. We account for the remaining 125 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 58 of the 125 joint venture properties.

We allocate our net operating results after preferred distributions based on our partners’ respective weighted average ownership interests. In addition, Simon Property owns certain of our preferred units. Simon Property’s weighted average ownership interest in the Operating Partnership was 78.7% and 77.6% for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, Simon Property’s ownership interest in us was 78.8% and 78.2%, respectively. We adjust the limited partners’ interest at the end of each period to reflect changes in their ownership interests in the Operating Partnership.

We made certain reclassifications of prior period amounts in the financial statements to conform to the 2005 presentation. These reclassifications have no impact on net income previously reported. Also, the statements of operations and comprehensive income for the periods ended September 30, 2004 have been reclassified to reflect significant dispositions of properties sold during 2004 and 2005.

3.   Significant Accounting Policies

Cash and Cash Equivalents

During 2005, an independent bank assumed responsibility for the gift card program. We collect gift card funds at the point of sale and then remit those funds onto the bank for further processing. As a result, significantly all of the cash collected from gift card sales are now held by the bank, and the related liability for funds will be owed by the bank to retailers which honor a gift card for tender of goods and services. Cash and cash equivalents as of September 30, 2005 includes $43.4 million related to the co-branded gift card and our former gift certificate program, which we do not consider available for general working capital purposes.

Deferred Costs and Other Assets

The following summarizes the recorded amounts, net of related amortization, of deferred costs and other assets on the consolidated balance sheets:

	As of September 30, 2005	As of December 31, 2004
Deferred financing and lease costs, net	$174,126	$179,689
In-place lease intangibles	139,694	173,224
Fair market value of acquired above market lease intangibles	109,963	126,338
Marketable securities of our captive insurance companies	98,128	95,493
Goodwill	20,098	20,098
Minority interests	57,912	51,412
Prepaids, notes receivable, other assets, and tenant relationship intangible	449,591	526,621
	$1,049,512	$1,172,875

Intangible Assets.   Intangible assets that are included in deferred costs and other assets on the accompanying consolidated balance sheets principally relate to amounts allocated as a component of our acquisitions and are based on our preliminary valuations and will be finalized within one year of the related acquisition.

We record intangible liabilities which are included in accounts payable, accrued expenses, intangibles, and deferred revenues on the consolidated balance sheets related to the fair value of below market leases. The unamortized amounts as of September 30, 2005 and December 31, 2004 are $290.8 million and $337.6 million, respectively. The weighted average remaining life of these intangibles approximates 6 years.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Weighted Average Units Outstanding — Basic	279,728,163	261,532,184	280,095,303	261,395,375
Effect of stock options	932,289	840,621	906,661	854,180
Weighted Average Units Outstanding — Diluted	280,660,452	262,372,805	281,001,964	262,249,555

Potentially dilutive securities include the stock options of Simon Property and certain preferred units which are exchangeable for units. The only potentially dilutive security that had a dilutive effect for the three and nine months ended September 30, 2005 and 2004 were stock options of Simon Property.

5.   Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 67 Properties as of September 30, 2005 and December 31, 2004. We also held interests in two joint ventures which owned 51 European shopping centers as of September 30, 2005 and December 31, 2004. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico, through our ownership of CPG Partners L.P. which we acquired in our 2004 acquisition of Chelsea, and one additional joint venture property in Canada. We account for these properties using the equity method of accounting.

During 2005, we and our joint venture partner completed the construction of, obtained permanent financing for, and opened St. Johns Town Center (St. Johns). Prior to the completion of construction and opening of the center, we were responsible for 85% of the development costs, and guaranteed this same percentage of the outstanding construction debt. As a result, we consolidated St. Johns during its construction phase. Upon obtaining permanent financing, the guarantee was released, and our partner’s and our ownership percentages were each adjusted to 50%. We received a distribution from the partnership of $15.7 million in repayment of our capital contributions to equalize our ownership interests, and this Property is now accounted for using the equity method of accounting. Total investment property of St. Johns at the date of refinancing was approximately $136 million.

On June 1, 2005, we refinanced Westchester Mall, a joint venture Property, with a $500.0 million, 4.86% fixed-rate mortgage that matures on June 1, 2010. The balances of the two previous mortgages, which were repaid, were $142.0 million and $50.1 million and bore interest at fixed rates of 8.74% and 7.20%, respectively. Both were scheduled to mature on September 1, 2005. We received our share of the excess refinancing proceeds of approximately $120 million on the closing of the new mortgage loan.

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

European Joint Venture Investments

The carrying amount of our total combined investment in the two European joint venture investments, European Retail Enterprises, B.V. (“ERE”) and Gallerie Commerciali Italia (“GCI”), was $291.4 million and $320.6 million as of September 30, 2005 and December 31, 2004, respectively, net of the related cumulative translation adjustments, including subordinated debt in ERE. The Operating Partnership has a 34.7% ownership in ERE and a 49% ownership in GCI.

On October 20, 2005, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner’s 39.5% ownership interest in ERE. ERE owns Group B.E.G. (“BEG”), a Paris-based developer, owner and manager of retail properties. In the future, we and Ivanhoe will equalize our ownership positions in ERE through the purchase of additional interests from ERE’s founders.

Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of September 30, 2005.

BALANCE SHEETS	September 30, 2005	December 31, 2004
Assets:
Investment properties, at cost	$9,505,099	$9,429,465
Less — accumulated depreciation	1,913,878	1,745,498
	7,591,221	7,683,967
Cash and cash equivalents	334,733	292,770
Tenant receivables	193,625	209,040
Investment in unconsolidated entities	134,394	167,182
Deferred costs and other assets	346,002	322,660
Total assets	$8,599,975	$8,675,619
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$6,731,408	$6,398,312
Accounts payable, accrued expenses, and deferred revenue	416,301	373,887
Other liabilities	204,404	179,443
Total liabilities	7,352,113	6,951,642
Preferred units	67,450	67,450
Partners’ equity	1,180,412	1,656,527
Total liabilities and partners’ equity	$8,599,975	$8,675,619
Our Share of:
Total assets	$3,601,577	$3,619,969
Partners’ equity	$555,119	$779,252
Add: Excess Investment	927,059	1,103,992
Our net Investment in Joint Ventures	$1,482,178	$1,883,244
Mortgages and other indebtedness	$2,905,061	$2,750,327

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 35 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$264,315	$231,848	$779,602	$684,819
Overage rent	17,072	6,315	48,693	15,074
Tenant reimbursements	135,181	118,827	393,364	351,484
Other income	38,992	14,363	96,655	43,101
Total revenue	455,560	371,353	1,318,314	1,094,478
Operating Expenses:
Property operating	101,145	70,417	273,929	206,541
Depreciation and amortization	82,299	68,461	243,175	203,116
Real estate taxes	33,625	31,801	99,718	95,334
Repairs and maintenance	19,199	15,662	59,071	49,577
Advertising and promotion	7,957	7,316	23,793	23,830
Provision for credit losses	2,924	1,852	8,024	6,481
Other	29,317	18,392	83,208	50,825
Total operating expenses	276,466	213,901	790,918	635,704
Operating Income	179,094	157,452	527,396	458,774
Interest expense	104,633	92,123	301,598	277,740
Income Before Minority Interest and Unconsolidated Entities	74,461	65,329	225,798	181,034
Loss from Unconsolidated Entities	—	(1,534)	(1,892)	(3,835)
Income from Continuing Operations	74,461	63,795	223,906	177,199
Income from Consolidated Joint Venture Interests	—	7,956	—	18,290
Income from Discontinued Joint Venture Interests	(28)	6,455	976	13,015
Gain on disposal or sale of Discontinued Operations, net	—	—	98,359	4,704
Net Income	$74,433	$78,206	$323,241	$213,208
Third-Party Investors’ Share of Net Income	$45,578	$48,174	$186,617	$134,025
Our Share of Net Income	28,855	30,032	136,624	79,183
Amortization of Excess Investment	10,221	6,130	36,400	18,373
Write-off of Investment Related to Property Sold	(14)	—	37,764	—
Our Share of Net Gain Related to Property Sold	(14)	—	11,415	—
Income from Unconsolidated Entities	$18,662	$23,902	$51,045	$60,810

The 2005 gain on disposal or sale of discontinued operations, net, above represents the gain on sale of Metrocenter on January 11, 2005. Our share of the gain of $11,415, net of the write-off of the related investment, is included in the Gain/(Loss) on Sales of Assets and Other, Net, in the 2005 consolidated statements of operations. Our share of the proceeds from the sale of Metrocenter was $62.6 million.

6.   Debt

Unsecured Debt

On January 11, 2005, we refinanced our unsecured revolving credit facility (the “Credit Facility”) expanding the facility from $1.25 billion to $2.0 billion. The Credit Facility has a maturity date of January 11, 2008, with an additional one-year extension available at our option. The facility can also be increased to $2.5 billion within the first two years of closing at our option. The Credit Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on the entire facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the Credit Facility has a $500 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings. The Credit Facility contains financial covenants relating to capitalization value and leverage criteria, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

On June 7, 2005, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $1.0 billion at a weighted average fixed interest rate of 4.90%. The first tranche is $400.0 million at a fixed interest rate of 4.60% due June 15, 2010 and the second tranche is $600.0 million at a fixed interest rate of 5.10% due June 15, 2015. We received net proceeds of $993.0 million. We used $358.0 million of the net proceeds to reduce borrowings on our Credit Facility, $600.0 million to reduce a $1.8 billion term loan we used to finance part of our acquisition of Chelsea (the “Acquisition Facility”), and the remaining portion was used for general working capital purposes. All of the Rule 144A notes were exchanged in July of 2005 in a transaction registered under the Securities Act of 1933 for notes having the same economic terms and conditions.

Credit Facility.   Other significant activity on the Credit Facility during the nine-month period ended September 30, 2005 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
January 20, 2005	$200,000	• To repay a $250 million unsecured term loan, which had a rate of LIBOR plus 65 basis points.
March 31, 2005	17,268	• Repayment of Chelsea’s Yen unsecured loan facility, which had a rate of TIBOR plus 125 basis points.
May 16, 2005	110,000	• Repayment of $110 million unsecured notes, which had a fixed rate of 7.625%.
June 15, 2005	300,000	• Repayment of $300 million of unsecured notes, which had a fixed rate of 6.75%.
June 24, 2005	100,000	• Repayment of $100 million Medium Term Notes, which had a fixed rate of 7.125%.
August 17, 2005	35,000	• Repayment of $50 million in unsecured notes, which had a fixed rate of 8.375%.
August 30, 2005	63,000	• To repay two secured mortgages for one regional mall, which had fixed rates of 7.13% and 7.77%, respectively.

Other amounts drawn on the Credit Facility were for general working capital purposes. The total amount repaid on the Credit Facility during the nine month period ended September 30, 2005 was $910.2 million. The total outstanding balance of the Credit Facility was $1.031 billion as of September 30, 2005. During the first nine months of 2005, the maximum amount outstanding under the Credit Facility was $1.034 billion and the weighted average amount outstanding was $788.0 million.

Acquisition Facility.   We borrowed the $1.8 billion Acquisition Facility in 2004 to finance the cash portion of our acquisition of Chelsea. As of September 30, 2005, $1.2 billion remained outstanding. The Acquisition Facility matures on October 12, 2006 and has remaining principal payments of two equal installments each due on April 12, 2006 and at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding, and provides for variable grid pricing based upon our credit rating.

Secured Debt

Total secured indebtedness was $4.6 billion and $5.0 billion at September 30, 2005 and December 31, 2004, respectively.

During the nine-month period ended September 30, 2005, we repaid $109.7 million in mortgage loans, unencumbering five separate properties.

On June 1, 2005, we repaid a $110 million mortgage related to our disposition of Riverway, which bore interest at LIBOR plus 115 basis points, and had a maturity date of October 1, 2006.

7.   Partners’ Equity

On January 1, 2005, Simon Property assigned the economic rights of Ocean County Mall, the only Property held directly by Simon Property, to the Operating Partnership in exchange for 1,602,821 units and the settlement of an $88.8 million note receivable. The Property is now consolidated with the Operating Partnership. The assignment was a final step to align the ownership interests in the properties acquired as a result of the merger with Corporate Property Investors, Inc. in 1998 and the acquisition of the Northshore Mall in 1999.

On March 11, 2005, we issued 407,200 units to Simon Property at a fair value of $60.57 per share. On May 11, 2005, we issued 7,400 units to Simon Property at a fair value of $68.40 per share, and on June 1, 2005, we issued 1,000 units to Simon Property at a fair value of $69.91 per share. All of these units were issued in conjunction with Simon Property’s issuance of shares of restricted stock that were awarded under The Simon Property Group 1998 Stock Incentive Plan. The fair market value of the restricted stock awarded has been deferred and is being amortized over a four-year vesting period. The issuance of the restricted stock utilized existing shares held by Simon Property as treasury shares.

During the first nine months of 2005, eleven limited partners exchanged 1,761,775 units for a like number of shares of common stock of Simon Property.

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

On May 11, 2005, Simon Property’s Board of Directors authorized a new common stock repurchase program under which Simon Property may purchase up to 6,000,000 shares of our common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During the third quarter of 2005, Simon Property repurchased 815,400 shares in the open market at an average price of $71.93 as part of this program. In connection with these repurchases of common stock, we concurrently repurchased an identical number of units from Simon Property. The program has 5,184,600 shares, limited to $191.4 million, remaining for Simon Property’s repurchase.

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

As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in “(Loss) gain on sales of assets and other, net” in the accompanying consolidated statements of operations and comprehensive income. We ceased recording any contribution to net income from the results of operations of Mall of America as of September 1, 2003.

We appealed the Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners (“MOAA”). If MOAA refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. Triple Five, as managing partner of MOAA, has elected to cause MOAA to acquire the one-half partnership interest. In addition, Triple Five has asked the Trial Court to grant it additional relief, namely to cause the Simon family partner in MOAA to be dissociated from that partnership and to terminate the existing management contract for the Mall with our subsidiary. The trial court has not yet determined whether it will consider these requests for additional relief. It is not possible to provide any assurance of the ultimate outcome of this litigation.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of September 30, 2005, we have guaranteed or have provided letters of credit to support our share of $88.1 million of our total $2.9 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the mortgage or other indebtedness. The mortgages and other indebtedness guaranteed are secured by the property of the joint venture partnership which could be sold in order to satisfy the outstanding obligation.

9.   Real Estate Acquisitions and Dispositions

During the nine-month period ended September 30, 2005, we had significant dispositions of properties summarized as follows (dollars in millions):

Properties	Our Ownership %	Date of Disposal	Sales Price	Gain/(Loss)
Riverway and O’Hare International Center	100%	June 1, 2005	$257.3	$125.4
Grove at Lakeland Square	100%	July 1, 2005	$10.4	($0.1)

The majority of the net proceeds from the sale, net of repayment of outstanding debt, of Riverway and O’Hare International Center are held in escrow for reinvestment in qualifying replacement properties pursuant to Section 1031 of the Internal Revenue Code and related regulations. Proceeds from the disposition of Grove at Lakeland Square were used for general working capital purposes.

We had no property acquisitions during the nine-month period ended September 30, 2005.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: international, national, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, pending litigation, maintenance of REIT status, changes in applicable laws, rules and regulations, changes in market rates of interest and exchange rates for foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

Simon Property Group, L.P. (the “Operating Partnership”), a Delaware limited partnership, is a majority owned subsidiary of Simon Property Group, Inc. (“Simon Property”). Simon Property is our general partner and a self-administered and self-managed real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). In this discussion, the terms “we”, “us” and “our” refer to the Operating Partnership and its subsidiaries.

We are engaged in the ownership, development and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of September 30, 2005, we owned or held an interest in 295 income-producing properties in the United States, which consisted of 172 regional malls, 71 community/lifestyle centers, 33 Premium Outlet centers and 19 other shopping centers or outlet centers in 40 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in eleven parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 51 European shopping centers (France, Italy, Poland and Portugal); five Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one shopping center in Canada.

Operating Fundamentals

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

We seek growth in our earnings and cash flows by enhancing the profitability of our operation of our regional malls, Premium Outlet centers, community/lifestyle centers, and international investments. We seek to accomplish this growth through the following:

•        Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses.

•        Expansion and re-tenanting existing franchise locations at competitive market rates.

•        The addition of mixed-use elements to our Portfolio through our land intensification initiatives. This includes such elements as multifamily, condominiums, hotel and self-storage to selected locations.

•        The sale of non-core assets.

We also grow by generating supplemental revenues in our existing real estate portfolio, from outlot parcel sales and, due to our size and tenant relationships, from the following:

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

Further, we strive to develop high quality real estate across the retail real estate spectrum. We pursue strategic expansion and renovation activity to enhance existing assets’ profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

Additionally, we acquire high quality retail real estate within our three domestic platforms. As part of our acquisition strategy, we review and evaluate a number of acquisition opportunities and evaluate each based on its complement to our Portfolio.

Lastly, we selectively expand our international presence. Our strategy to investing internationally includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

To support our overall growth goals, we employ a three-fold capital strategy:

•        Provide the capital necessary to fund growth.

•        Maintain sufficient flexibility to access capital in many forms, both public and private.

•        Manage our overall financial structure in a fashion that preserves our investment grade ratings.

Results Overview

Diluted earnings per unit increased $0.37 during the first nine months of 2005, or 39.8%, to $1.30 from $0.93 for the same period last year. This increase was the result of net gains from sales of real estate and results of operations of discontinued operations which increased from the previous period by $0.46. Excluding the effect of net gains from sales of real estate and results of operations from discontinued operations, diluted earnings per unit from continuing operations decreased $0.09 to $0.82 per unit for the nine months as compared to the prior period. This decrease is primarily the result of increases in depreciation resulting from our 2004 acquisitions.

Our core business fundamentals remained healthy during the first nine months of 2005. Regional mall comparable sales per square foot (“psf”) strengthened during the first nine months of 2005, increasing 5.5% to $444 psf from $421 psf for the same period in 2004 as a result of strong retail demand by consumers. Our regional mall average base rents increased 3.7% to $34.30 psf as of September 30, 2005 from $33.07 psf as of September 30, 2004 and our regional mall leasing spreads were $7.26 psf as of September 30, 2005 compared to $6.38 psf as of September 30, 2004. Finally, regional mall occupancy increased 0.8% to 92.6% as of September 30, 2005 from 91.8% due to strong demand for retail space and less tenant bankruptcy activity.

During the first nine months of 2005 we disposed of five properties as follows:

•        On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona was sold and we recorded a gain on disposition of $11.4 million. We held a 50% interest in Metrocenter.

•        On March 31, 2005, we sold Lakeland Factory Outlet, located in Lakeland, Tennessee. There was no gain or loss on the sale of this property.

•        On June 1, 2005, we sold our Riverway and O’Hare International Center office building complexes, located in Rosemont, Illinois. We recorded a gain on the disposition of these two properties of $125.4 million.

•        On July 1, 2005, we sold Grove at Lakeland Square, located in Lakeland, Florida. We recorded an insignificant loss on this disposition.

Our overall effective weighted average borrowing rate increased by 23 basis points as compared to our overall effective weighted average borrowing rate at December 31, 2004 due to increasing variable interest rates. However, as compared to the prior year period, our overall effective weighted average borrowing rate decreased 11 basis points. Our financing activities were highlighted by the following significant transactions:

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

•        We issued two tranches of senior unsecured notes totaling $1.0 billion at a weighted average fixed interest rate of 4.90%, and used $358 million to repay borrowings on the Credit Facility and $600 million to repay borrowings on the loan we incurred to finance a portion of our acquisition of Chelsea Property Group, Inc. and its affiliates (collectively “Chelsea”) in 2004.

•        We repaid $510 million in unsecured borrowings which bore interest at fixed rates ranging from 6.75% to 7.625%, and $250 million in unsecured borrowings that bore a variable rate of LIBOR plus 65 basis points.

•        We repaid $50 million of Chelsea unsecured borrowings which bore interest at a fixed rate of 8.375%.

•        We paid off two mortgages totaling $62 million that bore interest at fixed rates of 7.13% and 7.77%, respectively.

Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition and we do not include any Properties located outside of the United States. The following table sets forth these key operating statistics for:

•        Properties that we consolidate in our consolidated financial statements,

•        Properties that we account for under the equity method as unconsolidated joint ventures, and

•        the foregoing two categories of Properties on a total Portfolio basis.

	September 30, 2005	% Change from prior period	September 30, 2004	% Change from prior period
Regional Malls:
Occupancy
Consolidated	92.6%		91.7%
Unconsolidated	92.6%		92.0%
Total Portfolio	92.6%		91.8%
Average Base Rent per Square Foot
Consolidated	$33.79	4.6%	$32.30	5.2%
Unconsolidated	$35.26	2.5%	$34.38	1.8%
Total Portfolio	$34.30	3.7%	$33.07	3.8%
Comparable Sales Per Square Foot
Consolidated	$428	5.2%	$407	6.2%
Unconsolidated	$476	6.3%	$448	5.1%
Total Portfolio	$444	5.5%	$421	5.8%
Premium Outlet Centers:
Occupancy	99.6%
Average Base Rent Per Square Foot	$22.99	—	—	—
Comparable Sales Per Square Foot	$426	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	89.5%		90.3%
Unconsolidated	95.5%		96.2%
Total Portfolio	91.3%		92.2%
Average Base Rent Per Square Foot
Consolidated	$11.58	4.2%	$11.11	4.8%
Unconsolidated	$10.49	4.1%	$10.08	3.0%
Total Portfolio	$11.23	4.1%	$10.79	4.4%
Comparable Sales Per Square Foot
Consolidated	$226	3.2%	$219	8.1%
Unconsolidated	$204	1.0%	$202	(1.3%)
Total Portfolio	$220	3.3%	$213	5.0%

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

Comparable Sales Per Square Foot.   Comparable sales include total reported retail tenant sales at Owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls and all reporting tenants at the Premium Outlet centers and community/lifestyle centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

International Property Data (1)

The following key operating statistics are provided for our international properties, which are accounted for using the equity method of accounting. Discussion regarding our results of operations for our investment in unconsolidated entities is included in our year-over-year comparisons which follow.

	September 30, 2005	Change from prior period	September 30, 2004
European Shopping Centers
Occupancy	97.7%		99.2%
Comparable sales per square foot (2)	$467	—	—
Average base rent per square foot (2)	$31.32	1.2%	$30.96
International Premium Outlets
Occupancy	100%		—
Comparable sales per square foot (3)	$842	—	—
Average base rent per square foot (3)	$41.82	—	—

(1)                    Does not include our center in Mexico (Premium Outlets Punta Norte), which opened December 2004, and Montreal Forum in Canada.

(2)                    Based on a conversion factor (USD:Euro) of 1.2048 for 2005 and 1.2331 for 2004.

(3)                    Based on a conversion factor of (USD:Yen) of 107.2 for 2005.

Results of Operations

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•        On July 1, 2005, we sold Grove at Lakeland Square community center in Lakeland, Florida for $10.4 million and recognized a loss on the disposition of $0.1 million.

•        On June 1, 2005, we sold the Riverway and O’Hare International Center office building complexes, in Rosemont, Illinois for $257.3 million and recognized a gain on their disposition of $125.5 million.

•        On May 6, 2005, we opened Seattle Premium Outlets.

•        On January 1, 2005, Simon Property assigned the economic rights of Ocean County Mall, the only Property held directly by Simon Property, to the Operating Partnership in exchange for 1,602,821 units and the settlement of an $88.8 million note receivable. The Property is now consolidated with the Operating Partnership.

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

•        On October 14, 2004, we completed our acquisition of Chelsea. The acquisition included 32 Premium Outlets, 4 Premium Outlets in Japan, 3 community centers, 21 other retail centers, 1 Premium Outlet in Mexico, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of debt. As a result, we acquired the remaining 50% interests in two Premium Outlets in Las Vegas and Chicago, which resulted in our owning a 100% interest in these Properties which were previously accounted for under the equity method of accounting.

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

•        On April 7, 2004, we sold the joint venture interest in a hotel property held by the Management Company.

•        August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota.

We sold the following Properties in 2004 and 2005:

•	Hutchinson Mall on June 15, 2004	•	Lakeland Factory Outlet Mall on March 31, 2005
•	Bridgeview Court on July 22, 2004	•	Riverway and O’Hare International Center on
•	Woodville Mall on September 1, 2004		June 1, 2005
•	Santa Fe Premium Outlets on December 28, 2004	•	Grove at Lakeland Square on July 1, 2005
•	Heritage Park Mall on December 29, 2004

For the purposes of the following comparison between the three and nine months ended September 30, 2005 and 2004, the above transactions are referred to as the Property Transactions. Properties that were owned in both of the periods under comparison are referred to as comparable properties.

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $117.9 million during the period. The net effect of the Property Transactions increased minimum rents $107.0 million, $93.9 million of which was due to the operations of the Premium Outlet centers and other Properties acquired from Chelsea in October of 2004. Amortization of the fair market value of in-place leases increased minimum rents by $5.5 million over that of the third quarter of 2004, including the impact of the Property Transactions, principally the result of the Chelsea transaction. Non-Simon Brand and Simon Business rents from comparable properties increased $11.0 million, or 3.2%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $11.9 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.9 million. Total overage rents increased $6.6 million, reflecting stronger retail sales and as a result of the Property Transactions, principally Chelsea.

Tenant reimbursements, excluding Simon Business initiatives, increased $41.3 million, of which the Property Transactions accounted for $38.7 million, $33.5 million of which was due to the operations of the Premium Outlets and other properties which were acquired from Chelsea in October of 2004. The remainder of the increase of $2.6 million, or 1.4%, was in comparable properties and was due to increased property operating costs and the impact of moving tenants to our fixed common area maintenance reimbursement program.

Management fees and other revenues increased $1.8 million primarily due to increased fees from joint venture activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $6.6 million during the period. This increase was principally due to the recovery of a note receivable in excess of its value assigned in a prior business combination of $4.1 million.

Consolidated revenues from Simon Brand and Simon Business initiatives increased $6.3 million to $40.0 million from $33.7 million. The increase in revenues is primarily due to:

•        increased revenue from co-branded gift card programs,

•        increased rents and fees from service providers,

•        increased advertising rentals, and

•        increased event and sponsorship income.

The increased revenues from Simon Brand and Simon Business were offset partially by increases in Simon Brand and Simon Business expenses of $1.1 million, that primarily resulted from increased gift card and other operating expenses included in total property operating expenses.

Property operating expenses increased $23.9 million, $8.6 million from comparable properties (representing an increase of 9.6%) principally as a result of increased personnel costs and insurance. The remaining increase in property operating expenses was due to the net effect of the Property Transactions, principally Chelsea.

Depreciation and amortization expenses increased $61.9 million primarily due to the net effect of the Property Transactions. The Chelsea properties accounted for $48.0 million of the increase.

Real estate taxes increased $14.9 million due principally to the Property Transactions. The Chelsea properties accounted for $11.9 million of the increase. The increase for comparable properties was $1.5 million, or 2.6%.

Repairs and maintenance decreased $1.3 million due principally to a decrease at the comparable properties of $4.6 million, or 19.2%. The decrease was offset by a $2.8 million increase in the Chelsea properties.

Advertising and promotion expenses increased $9.5 million due to the net effect of the Property Transactions, primarily the Chelsea properties.

Provision for credit losses decreased $0.5 million from the prior period due to a reduction of gross receivables and recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $7.5 million due to the Property Transactions, primarily Chelsea, and the costs of operating the Roseland, NJ offices. Other expenses increased $5.3 million primarily due to ground rent and legal expense increases.

Interest expense increased $42.0 million due to the following:

•        the effect of the borrowings to finance the Property Transactions, including $12.5 million related to the Acquisition Facility,

•        the consolidation and/or acquisition of debt related to Property Transactions, principally the Chelsea acquisition in the fourth quarter of 2004, which increased interest expense by $16.8 million,

•        increased average borrowings resulting from the impact of an unsecured note offering in August of 2004, and

•        increases in our average borrowing rates for our variable rate debt.

The gain on sale of discontinued operations of $5.6 million represents the resolution of a contingency related to the net gain on the sale of Riverway and O’Hare International Center properties in the third quarter of 2005.

The results of operations from discontinued operations includes the sale of underlying ground adjacent to the Riverway and O’Hare International Center properties.

Preferred unit distribution requirements increased $12.7 million due to the issuance of preferred units in conjunction with the acquisition of Chelsea.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $356.1 million during the period. The net effect of the Property Transactions increased minimum rents $329.3 million, $273.2 million of which was due to the operations of the Premium Outlet centers and other Properties acquired from Chelsea in October of 2004. Total amortization of the fair market value of in-place leases increased minimum rents by $15.3 million over that of the first nine months of 2004, including the impact of the Property Transactions, principally the result of the Chelsea transaction. Non-Simon Brand and Simon Business rents from the comparable properties increased $26.8 million, or 2.7%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $27.8 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $8.1 million. Total overage rents increased $16.5 million, $3.0 million of which was from comparable properties, reflecting stronger retail sales and as a result of the Property Transactions, principally Chelsea.

Tenant reimbursements, excluding Simon Business initiatives, increased $119.2 million, of which the Property Transactions accounted for $113.2 million, $89.6 million of which was due to the operations of the Premium Outlets and other properties which were acquired from Chelsea in October of 2004. The remainder of the increase of $6.0 million, or 1.2%, was in comparable properties and was due to the increase in property operating cost expenses and the impact of moving tenants to our fixed common area maintenance reimbursement program.

Management fees and other revenues increased $2.6 million primarily due to increased fees from joint venture activities. Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $12.5 million during the period. This increase was due to increased interest income, recovery of a note receivable in excess of its value assigned in a prior business combination of $4.1 million, and increases in net fee income received for construction and financing activities for joint venture Properties.

Consolidated revenues from Simon Brand and Simon Business initiatives increased $19.4 million to $106.4 million from $87.0 million. The increase in revenues is primarily due to:

•        increased revenue from a co-branded gift card program,

•        increased rents and fees from service providers,

•        increased advertising rentals, and

•        increased event and sponsorship income.

The increased revenues from Simon Brand and Simon Business were offset by increases in Simon Brand and Simon Business expenses of $4.6 million, that primarily resulted from increased gift card and other operating expenses included in property operating expenses.

Property operating expenses increased $59.9 million, $13.1 million from the comparable properties (representing an increase of 5.1%). The remainder of the increase is due to the net effect of the Property Transactions, principally Chelsea.

Depreciation and amortization expenses increased $204.7 million primarily due to the net effect of the Property Transactions. The Chelsea properties accounted for $161.4 million of the increase. Comparable properties depreciation and amortization increased $3.7 million, due to the effect of expansions and renovations.

Real estate taxes increased $43.0 million due principally to the Property Transactions. The Chelsea properties accounted for $29.1 million of the increase. The increase for the comparable properties was $7.9 million, or 4.6%.

Repairs and maintenance increased $10.4 million due principally to the Property Transactions, offset by a decrease of $1.4, or 2.1% for comparable properties. The Chelsea properties accounted for $9.4 million of the increase.

Advertising and promotion expenses increased $21.3 million due to net effect of the Property Transactions.

Provision for credit losses decreased $6.3 million from the prior period due to a reduction of gross receivables and recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $23.2 million due to the Property Transactions, primarily due to the acquisition of Chelsea and the additional costs of operating the Roseland, NJ offices, and incremental discretionary incentive compensation arrangements. Other expenses increased $10.7 million primarily due to ground rent and legal expense increases.

Interest expense increased $129.0 million due to the following:

•        the effect of the borrowings to finance the Property Transactions, including $41.3 million related to the Acquisition Facility,

•        the consolidation and/or acquisition of debt related to Property Transactions, principally the Chelsea acquisition in the fourth quarter of 2004, which increased interest expense by $48.0 million,

•        increased average borrowings resulting from the impact of an unsecured note offering in August 2004, and

•        increases in our average borrowing rates for our variable rate debt.

The gain on sale of assets in 2005 of $12.6 million relates to the sale of our joint venture interest in Metrocenter in January 2005 and the sale of a property management entity acquired as part of the Rodamco acquisition in 2002.

The gain on sale of discontinued operations of $125.4 million principally represents the net gain upon disposition of our Riverway and O’Hare International Center properties in June of 2005.

The results of operations from discontinued operations includes the net operating results of properties sold, including the aforementioned sale of underlying ground adjacent to the Riverway and O’Hare International Center properties.

Preferred unit distribution requirements increased $38.3 million due to the issuance of preferred units in conjunction with the acquisition of Chelsea.

Liquidity and Capital Resources

Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15-25% of total outstanding indebtedness by setting interest modalities for each financing or refinancing based on current market conditions. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $957.1 million in the first three quarters of 2005. In addition, our $2.0 billion unsecured revolving credit facility (“Credit Facility”) provides an alternative source of liquidity as our cash needs vary from time to time.

Our balance of cash and cash equivalents decreased $96.8 million to $422.8 million as of September 30, 2005. The reduction in cash was due to changes in the gift card program. The cash and related liability to gift card holders for the unused portion of the card are now held and controlled by an independent bank.

On September 30, 2005, the Credit Facility had available borrowing capacity of $961.6 million. During the first nine months of 2005, the maximum amount outstanding under the Credit Facility was $1.034 billion and the weighted average amount outstanding was $788.0 million. The weighted average interest rate was 3.50% for the nine-month period ended September 30, 2005.

We and the Operating Partnership also have access to public and private capital markets for our equity and unsecured debt. Finally, we have access to private equity from institutional investors and other joint venture investors at the Property level. Our current senior unsecured debt ratings are Baa1 by Moody’s Investors Service and BBB+ by Standard & Poor’s.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2005 totaled $957.1 million. We also received proceeds of $330.2 million from the sale of properties and partnership interests during the first nine months of 2005. In addition, we had a net use of cash from all of our debt financing and repayment activities in this period of $95.8 million. These activities are further discussed below in Financing and Debt. We also:

•        repurchased limited partner units and preferred units amounting to $176.9 million,

•        paid unitholder distributions of $588.3 million,

•        paid preferred unit distributions totaling $76.5 million,

•        funded consolidated capital expenditures of $420.4 million. These capital expenditures include development costs of $153.9 million, renovation and expansion costs of $196.2 million, and tenant costs and other operational capital expenditures of $70.3 million, and

•        funded investments in unconsolidated entities of $17.4 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions necessary to maintain Simon Property’s REIT qualification for 2005 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

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

On June 1, 2005, we repaid a $110 million mortgage related to our disposition of Riverway, which bore interest at LIBOR plus 115 basis points, and had a maturity date of October 1, 2006.

During the nine-month period ended September 30, 2005, we repaid $1.41 billion in unsecured notes with borrowings from the Credit Facility and the proceeds of senior unsecured note offerings.

We issued two tranches of senior unsecured notes totaling $1.0 billion at a weighted average fixed interest rate of 4.90%. The first tranche is $600.0 million at a fixed interest rate of 5.10% due June 15, 2015, and the second tranche is $400.0 million at a fixed interest rate of 4.60% due June 15, 2010.

Secured Debt.   During the nine-month period ended September 30, 2005, we repaid $109.7 million in mortgage loans, unencumbering five properties.

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

Summary of Financing

Our consolidated debt, after giving effect to outstanding derivative instruments, consisted of the following:

Debt Subject to	Adjusted Balance as of September 30, 2005	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2004	Effective Weighted Average Interest Rate
Fixed Rate	$11,062,215	6.29%	$10,766,015	6.48%
Variable Rate	3,267,985	4.17%	3,820,378	3.06%
	$14,330,200	5.81%	$14,586,393	5.58%

As of September 30, 2005, we had interest rate cap protection agreements on $210.0 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that had a weighted average pay rate of 4.13% and a weighted average receive rate of 3.72% at September 30, 2005. As of September 30, 2005, the net effect of these agreements effectively converted $304.5 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2004, as previously disclosed in our 2004 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of September 30, 2005 for the remainder of 2005 and subsequent years thereafter (dollars in thousands):

	2005	2006 - 2007	2008 - 2010	After 2010	Total
Long Term Debt
Consolidated (1)	$175,288	$3,906,946	$5,538,807	$4,613,050	$14,234,091
Pro rata share of Long- Term Debt:
Consolidated (2)	$174,571	$3,864,021	$5,497,005	$4,506,744	$14,042,341
Joint Ventures (2)	86,406	642,508	1,000,208	1,176,534	2,905,656
Total Pro Rata Share of Long-Term Debt	$260,977	$4,506,529	$6,497,213	$5,683,278	$16,947,997

(1)                    Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $96,109.

(2)                    Represents our pro rata share of principal maturities and excludes net premiums and discounts.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2005, we have guaranteed or have provided letters of credit to support our share of $88.1 million of our total $2.9 billion share of joint venture mortgage and other indebtedness presented in the table above.

Acquisitions and Dispositions

Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in our unitholders’ best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness.

Acquisitions.   Although the acquisition of high quality individual properties or portfolios of properties is an integral component of our growth strategies, we did not acquire any properties during the first nine months of 2005.

Dispositions.   We continue to pursue the sale of Properties and other assets that no longer meet our strategic criteria. During the first nine months of 2005 we disposed of Metrocenter, a regional mall in Phoenix, Arizona in which we held a 50% interest, Lakeland Factory Outlet in Lakeland, Tennessee, the O’Hare International Center and Riverway office buildings, in Rosemont, Illinois, and Grove at Lakeland Square, a community center in Lakeland, Florida. We received net proceeds of $330.2 million from the disposition of these properties and other assets and recorded gains on their disposal totaling $137.9 million. Proceeds from the disposition of Metrocenter, Lakeland Factory Outlet, and Grove at Lakeland Square were used for general working capital purposes, while the majority of the proceeds from the sale of Riverway and O’Hare International Center are held in escrow for reinvestment in qualifying replacement properties pursuant to Section 1031 of the Internal Revenue Code (Section 1031) and related regulations. We do not believe the sale of these assets will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. We have received a $10.0 million deposit in connection with a proposed sale of a regional mall, the closing of which is contingent on certain financing arrangements. If we sell any Properties that are classified as held for use, their sale prices may differ from their carrying value. To the extent properties subject to the Section 1031 exchange transaction is not completed as contemplated, amounts become available for general working capital purposes and are included in taxable income for REIT compliance purposes.

Development Activity

New Developments.   The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2005 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Firewheel Center	Garland, TX	785,000	$98	$98	$92	4th Quarter 2005
Rockaway Plaza	Rockaway, NJ	370,000	8	8	15	1st Quarter 2006
Coconut Point	Bonita Springs, FL	1,200,000	210	105	42	1st Quarter 2006 (b)
The Domain (c)	Austin, TX	775,000	195	195	68	1st Quarter 2007
The Village at SouthPark	Charlotte, NC	47,000	26	26	1	1st Quarter 2007

(a)                    Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(b)                    The estimated opening date represents Phase I only. Phase II estimated opening date is 4th quarter 2006.

(c)                     Property being developed using proceeds from the sale of Riverway and O’Hare International Center being held in escrow for reinvestment in qualifying replacement properties pursuant to Section 1031 of the Internal Revenue Code.

We expect to fund these capital projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of the total 2005 new development costs during the year to be approximately $250 million.

Strategic Expansions and Renovations.   The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2005 (dollars in millions):

Property	Location	Incremental Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Town Center at Aurora	Aurora, CO	51,000	$45	$45	$30	3rd Quarter 2006

(a)                    Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

We expect to fund this capital project with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $220 million (our share) on expansion and renovation activities in 2005.

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

Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

The carrying amount of our total combined investment in European Retail Enterprises, B.V. (“ERE”) and GCI as of September 30, 2005, net of the related currency translation adjustment, was $291.4 million, including subordinated debt in ERE. Our investments in ERE and GCI are accounted for using the equity method of accounting. Currently three European developments are under construction, which will add approximately 3.3 million square feet of GLA for a total net cost of approximately €459 million, of which our share is approximately €94 million.

On October 20, 2005, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner’s 39.5% ownership interest in ERE. ERE owns Group B.E.G. (“BEG”), a Paris-based developer, owner and manager of retail properties. In the future, we and Ivanhoe will equalize our ownership positions in ERE through the purchase of additional interests from ERE’s founders.

Distributions

The Board of Directors of Simon Property, our general partner, declared and we paid a distribution of $0.70 per unit in the third quarter of 2005. We are required to make distributions to maintain Simon Property’s status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Our future distributions and the dividends of Simon Property will be determined by Simon Property’s Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property’s status as a REIT.

On January 1, 2005, Simon Property assigned the economic rights of Ocean County Mall, the only Property held directly by Simon Property, to the Operating Partnership in exchange for 1,602,821 units and the settlement of an $88.8 million note receivable. The property is now consolidated with the Operating Partnership. The assignment was a final step to align the ownership interests in the properties acquired as a result of the merger with Corporate Property Investors, Inc. in 1998 and the acquisition of the Northshore Mall in 1999.

During the first quarter of 2005, Simon Property repurchased 2,000,000 shares of common stock in the open market under a $250 million Board approved share repurchase program at an average price of $61.88. In total, Simon Property repurchased 2,317,300 shares as part of this program and we purchased a like number of our units from Simon Property. This share repurchase program expired on May 6, 2005.

On May 11, 2005, the Board of Directors of Simon Property authorized a common stock repurchase program under which Simon Property may purchase up to $250 million of its common stock over the next twelve months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During the third quarter of 2005, Simon Property repurchased 815,400 shares in the open market at an average price of $71.93 as part of this program. In connection with these repurchases of common stock, we concurrently repurchased an identical number of units from Simon Property. The program has 5,184,600 shares, limited to $191.4 million, remaining for Simon Property’s repurchase.

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

Retail Climate and Tenant Bankruptcies

Bankruptcy filings by retailers are normal in the course of our operations. We are continually releasing vacant spaces resulting from tenant terminations. Pressures that affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact our ability to retenant property vacancies resulting from bankruptcies. We lost approximately 52,000 square feet of mall shop tenants to bankruptcies in the third quarter of 2005.

Consolidation of major department stores in the retail real estate industry can occur and is typically cyclical in nature. Recently, the May and Federated department store companies announced their merger, which closed during the third quarter of 2005. Our strategy in these instances is to aggressively position, acquire, or release space vacated by store closings as a result of such consolidations. Generally, our exposure to department store consolidations and related store closings or divestitures is more pronounced at our larger centers. As a result, we have historically been successful at finding quality replacement tenants in such instances.

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

Insurance

We maintain commercial general liability, “all risk” property coverage including fire, flood, windstorm extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd. (“Rosewood”), a wholly-owned subsidiary, indemnifies our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy written through Rosewood also provides a portion of our initial property insurance coverage for the Properties. This coverage includes a reduction in the “all risk” windstorm deductible for Properties located in Florida and certain other coastal locations from a 2% of insured value per location deductible to $1 million per occurrence, but Rosewood’s liability under this coverage cannot exceed, in the aggregate, $6.0 million in any one policy year. Hurricane related losses at certain of our Properties may require payments by Rosewood under this coverage provision.

The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, we have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified

(Foreign) acts of terrorism and $500 million per occurrence for Non-Certified (Domestic) acts of terrorism. The coverage is written on an “all risk” policy form that eliminates the policy aggregates associated with our previous terrorism policies. This policy is in place throughout the remainder of 2005. However, if TRIA is not extended in terms and conditions substantially similar to those currently in place, our available coverage options and cost of insurance could be impacted.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are a defendant in three other proceedings relating to the gift card program: Lisa Corbiles and Dana Walicky vs. Simon Property Group, Inc. d/b/a Simon Malls, Superior Court of New Jersey, County of Essex, Docket No: ESX-L-224-04, filed January 6, 2004; Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No. 04-19617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004, Erin Reilly, individually and on behalf of all others similarly situated vs. SPG, Inc., SPG, L.P. and SPGGC, Inc., Lee County Circuit Court, Florida, filed February 8, 2005 and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

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

As a result of the Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of the May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in “(Loss) gain on sales of assets and other, net” in the accompanying consolidated statements of operations and comprehensive income. We ceased recording any contribution to net income from the results of operations of Mall of America as of September 1, 2003.

We appealed the Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners (“MOAA”). If MOAA refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. Triple Five, as managing partner of MOAA, has elected to cause MOAA to acquire the one-half partnership interest. In addition, Triple Five has asked the Trial Court to grant it additional relief, namely to cause the Simon family partner in MOAA to be dissociated from that partnership and to terminate the existing management contract for the Mall with our subsidiary. The trial court has not yet determined whether it will consider these requests for additional relief. It is not possible to provide any assurance of the ultimate outcome of this litigation.

We are also involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 5.   Other Information

During the quarter covered by this report, the Audit Committee of the Board of Directors of Simon Property, our general partner, did not approve Ernst & Young, LLP, the Company’s independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits

Exhibit Number	Exhibit Descriptions
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Simon Property Group, L.P.
By Simon Property, Inc.
General Partner
/s/ Stephen E. Sterrett
Stephen E. Sterrett
Executive Vice President and Chief Financial Officer
Date: November 7, 2005