Form 10-K
period 2005-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2006-03-16
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	333-11491 (Commission File No.)	34-1755769 (I.R.S. Employer Identification No.)

National City Center
115 West Washington Street, Suite 15 East
Indianapolis, Indiana 46204
(Address of principal executive offices) (ZIP Code)

(317) 636-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

            Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☐    NO ☒

            Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

☐  Large accelerated filer                      ☐  Accelerated filer                      ☒  Non-accelerated filer

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). YES ☐  NO ☒

            Registrant had no publicly-traded voting equity as of June 30, 2005.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2005

Part I

Item 1. Business

Background

            Simon Property Group, L.P. is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. In this report, the terms the "Operating Partnership", "we", "us" and "our" refer to the Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2005, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 33 Premium Outlet centers, 71 community/lifestyle centers, and 11 other shopping centers or outlet centers in 39 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in ten parcels of land held for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (in France, Italy and Poland), five Premium Outlet centers in Japan, and one Premium Outlet center in Mexico.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities, which are also consistent with those of Simon Property. The Simon Property Board of Directors ("Board") may amend or rescind these policies from time to time at its discretion without a vote of our limited partners.

  Investment Policies

            Our primary business objectives are to increase operating results and the value of our Properties while maintaining a stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

•
developing new shopping centers which meet our economic criteria;
•
renovating and/or expanding our Properties where appropriate;
•
acquiring additional shopping centers and portfolios of other retail real estate companies that meet our investment criteria;
•
pursuing a leasing strategy that capitalizes on the desirable location of our Properties;
•
generating additional revenues through merchandising, marketing and promotional activities;
•
adding mixed-use elements to our Portfolio through our land intensification initiatives. This includes adding elements such as multifamily, condominiums, hotel and self-storage at selected locations; and
•
improving the performance of our Properties by using the economies of scale that result from our size to help control operating costs.

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

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a real estate investment trust or REIT under the Internal Revenue Code of 1986, as amended ("Code"). We do not currently intend to invest to a significant extent in mortgages or deeds of trust; however, we hold an interest in one Property through a mortgage note, which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may also invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary to maintain Simon Property's qualification as a REIT. These REIT limitations mean that Simon Property cannot make an investment that would cause its real estate assets to be less than 75% of its total assets. In addition, at least 75% of Simon Property's gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REIT's and, in certain circumstances, interest from certain types of temporary investments. At least 95% of Simon Property's income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

            Subject to these REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

  Financing Policies

            We must comply with the covenant restrictions of debt agreements that limit our ratio of debt to total market valuation. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities.

            We may raise additional capital through debt financing, creation of joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. If the Board determines to raise additional equity capital at the Operating Partnership level, we may, without limited partner approval, issue additional units of limited partnership interests or units. We may issue units in any manner and on such terms and for such consideration, as we deem appropriate. This may include issuing units in exchange for property. The units may be preferred units and may be senior to the outstanding classes of our units and may be convertible into units. Existing holders of units have no preemptive right to purchase units in any subsequent offerings. Any such offering could dilute a unitholder's investment in us.

            We anticipate that any additional borrowings would be made in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any of such indebtedness may be unsecured or may be secured by any or all of our assets, or any existing or new property-owning partnership. Any such indebtedness may also have full or limited recourse to all or any portion of the assets of any of the foregoing. Although we may borrow to fund the payment of dividends, we currently have no expectation that we will regularly be required to do so.

            We may obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for the following:

•
financing acquisitions;
•
developing or redeveloping properties;
•
refinancing existing indebtedness;
•
working capital or capital improvements; or
•
assisting Simon Property to meet the income distribution requirements applicable to REITs, if Simon Property has income without the receipt of cash sufficient to enable it to meet such distribution requirements.

            We also may determine to finance acquisitions through the following:

•
issuance of additional units;
•
issuance of additional preferred units;
•
issuance of other securities; or
•
sale or exchange of ownership interests in Properties.

            Our ability to offer units to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer the recognition of gain for tax purposes by the transferor. It may also be advantageous for us since certain investors may be limited in the number of shares of units that they may purchase.

            If the Board determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, drawings against revolving lines of credit or term loan facilities, or the issuance of unsecured debt. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

            Typically, we invest in or form special purpose entities only to obtain permanent financing for Properties on attractive terms. Permanent financing for Properties is typically structured as a mortgage loan on one or a group of Properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we are required to create special purpose entities to own the Properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated Properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing its affairs and the affairs of its subsidiaries and the Board, as well as written charters for each of the standing Committees of the Board. In addition, the Board has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees. At least a majority of the members of the Board must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon or DeBartolo families. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, the Simon Property charter requires that at least six of the independent directors of the Board must authorize and may require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon Property's qualification as a REIT, unless the Board determines that it is no longer in Simon Property's best interests to qualify as a REIT. The Board may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units of our equity interests or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. We may engage in such activities in the future. We may also repurchase units subject to Board approval. It is our policy to not make any loans to the directors or executive officers of Simon Property for any purpose. We may make loans to our management company and to joint ventures in which we participate.

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

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from the activities of:

•
Simon Brand Ventures ("Simon Brand") obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues include payment services, national media contracts, a national beverage contract and other contracts with national companies as well as the fees derived from the issuance of bank-issued co-branded gift cards.
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

            International Expansion.    Our investments in Europe, Japan, and Mexico are currently conducted through joint ventures. In Europe, we have investments in partnerships with Groupe Auchan (known as Gallerie Commerciali Italia ("GCI") in Italy) and Ivanhoe Cambridge, Inc. (known as European Retail Enterprises, B.V. ("ERE") in France and Poland). In Japan, our investments are in partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). Our Mexico investment is a joint venture with Sordo Madaleno y Asociados. We account for our international joint venture activities under the equity method of accounting as defined by accounting policies generally accepted in the United States. We are also evaluating additional investments opportunities in Korea and China through additional joint venture relationships.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our Properties in the United States can be utilized in retail properties abroad. There are risks inherent in international operations that may be beyond our control which are described in the following section entitled "Risk Factors."

  Mergers and Acquisitions

            Mergers and acquisitions have been a significant component of the growth and development of our business. In 2005, we completed two acquisitions that added to our overall Portfolio:

•
On November 18, 2005, we purchased a 37.99% interest in Springfield Mall in Springfield, Pennsylvania for approximately $39.3 million, including the issuance of our share of debt of $29.1 million.

•
On November 21, 2005, we purchased a 50% interest in Coddingtown Mall in Santa Rosa, California for approximately $37.1 million, including the assumption of our share of debt of $10.5 million.

  Dispositions

            As part of our strategic plan to own quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality, higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. We expect that any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of acquisition, development and redevelopment activities.

            During 2005, we sold or disposed of sixteen previously consolidated non-core properties, consisting of four regional malls, one community/lifestyle center, nine other Outlet centers, and two office buildings. The properties and the month and year of disposition were:

Regional Malls:		Community Center:
•	Cheltenham Square — November 2005	•	Grove at Lakeland Square — July 2005
•	Southgate Mall — November 2005	Outlet Centers:
•	Eastland Mall (Oklahoma) — December 2005	•	Lakeland Factory Outlet Mall — March 2005
•	Biltmore Square — December 2005	•	Factory Stores of America
Office Buildings:			(Various properties — all December 2005):
•	Riverway — June 2005		— Draper, Arcadia, Hanson, Tri-Cities, Tupelo,
•	O'Hare International Center — June 2005		Union City, West Frankfort, and Patriot Plaza

            The sale of these properties resulted in our recording an aggregate gain on the sale or disposition of these properties of $146.1 million, $146.9 million of which was reported as gain on disposal or sale of discontinued operations, net. In addition, on January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona, in which we held a 50% interest, was sold. On December 22, 2005, we sold our 38% interest in our Canadian property, Forum Entertainment Centre. Both of these properties were accounted for on the equity method of accounting.

Competition

            We consider our principal competitors to be seven major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our Properties compete against non-physical based forms of retailing such as catalog companies and e-commerce websites that offer retail products and services.

            We believe that our Portfolio is the largest, as measured by gross leasable area ("GLA"), of any publicly-traded retail real estate company. In addition, we own or have an interest in more regional malls than any other publicly-traded company. We believe that we have a competitive advantage in the retail real estate business as a result of:

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

            Our size reduces our dependence upon individual retail tenants. Approximately 4,200 different retailers occupy more than 24,000 stores in our Properties and no retail tenant represents more than 4.0% of our Properties' total minimum rents.

Certain Activities

            During the past three years, we have:

•
issued 12,443,195 units to Simon Property upon the conversion of Series B preferred units;
•
issued 9,357,735 units to Simon Property upon the exchange of units for common stock of Simon Property;
•
issued 803,341 units to other partners upon the conversion of preferred units;
•
issued 97,278 units upon the conversion of preferred units;
•
issued 120,671 units in 2004;
•
issued 255,373 7.5% Cumulative Redeemable Preferred Units;
•
issued 1,146,978 restricted units to Simon Property, net of forfeitures, with respect to the issuance of a like number of restricted shares of common stock issued under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 1,333,024 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
•
purchased and retired 111,000 common units;
•
repurchased 3,132,700 common units for $202.8 million;
•
redeemed 669,039 limited partner units for cash;
•
issued 4,652,232 units to limited partners and 12,978,795 units to Simon Property in connection with the October 2004 acquisition of Chelsea Property Group, Inc. and its subsidiary CPG Partners, L.P. (collectively "Chelsea"), (the "Chelsea Acquisition");
•
issued 3,328,540 Series H preferred units in 2003 and repurchased 3,250,528 Series H preferred units in 2003 and 78,012 Series H preferred units in 2004;
•
issued and subsequently converted for cash 1,156,039 Series D preferred units in 2004 and redeemed 19,287 Series D preferred units in 2005;
•
redeemed 1,000,000 Series E preferred units;
•
issued 4,753,794 Series I preferred units to Chelsea limited partners and 13,261,712 Series I preferred units to Simon Property in the Chelsea Acquisition and redeemed 3,300 Series I preferred units in 2005;
•
issued 796,948 Series J preferred units in the Chelsea Acquisition;
•
issued 1,602,821 units to Simon Property in exchange for the economic rights of Ocean County Mall;
•
borrowed a maximum amount of $1.2 billion under our unsecured revolving credit facility; the outstanding amount of borrowings under this facility as of December 31, 2005 was $809.3 million.
•
as a co-borrower with Simon Property, borrowed $1.8 billion under an unsecured acquisition facility in connection with the Chelsea Acquisition, of which $600 million was outstanding as of December 31, 2005;
•
not made loans to other entities or persons, including Simon Property's executive officers and directors, other than to our management company and certain joint venture properties and officers prior to the enactment of the Sarbanes-Oxley Act of 2002 to pay income taxes due upon the vesting of restricted stock; all loans previously made to current executive officers have been repaid in full and our Code of Conduct prohibits us from making any further loans to officers and directors of Simon Property;
•
not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire interests in real estate and, our 2003 withdrawn tender offer for Taubman Centers, Inc.;
•
not underwritten securities of other issuers; and
•
not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At January 24, 2006 we and our affiliates employed approximately 4,700 persons at various properties and offices throughout the United States, of which approximately 1,700 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, IN and 160 were located at the Chelsea offices in Roseland, NJ.

Corporate Headquarters

            Our corporate headquarters are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600. During 2006, we will be moving our corporate headquarters to our new office building located at 225 West Washington Street, located in Indianapolis, Indiana 46204.

Available information

            Our Internet website address is www.simon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the "About Simon/Investor Relations/Financial Information" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

            The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. Past performance should not be considered an indication of future performance.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2005, our consolidated mortgages and other indebtedness, net of the related premium and discount, totaled $14.0 billion, of which approximately $1.4 billion matures during 2006, including recurring principal amortization. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced when developments, such as the entry of new competitors or the loss of major tenants, could cause a reduction in income from a Property. Should such events occur, our operations may be adversely affected. If a Property is mortgaged to secure payment of indebtedness and income from the Property is insufficient to pay that indebtedness, the Property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  We depend on external financings for our growth and ongoing debt service requirements.

            We depend, primarily, on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets in general. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

  Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.

            Our outstanding senior unsecured notes and the preferred stock of Simon Property are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. The credit rating of our senior unsecured notes and Simon Property's preferred stock can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund our growth, adverse changes in our credit rating could have a negative effect on our future growth.

  Rising interest rates could adversely affect our debt service costs.

            As of December 31, 2005, approximately $2.2 billion of our total consolidated debt, adjusted to reflect outstanding derivative instruments, was subject to floating interest rates. In a rising interest rate environment, these debt service costs will increase. Increased debt service costs would adversely affect our cash flow. The impact of changes in market rates of interest on the fair value of our debt and, in turn, our future earnings and cash flows appears elsewhere in this report.

  Our hedging interest rate protection arrangements may not effectively limit our interest rate risk.

            We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt, or in the case of a fair value hedge, effectively convert fixed rate debt to variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful.

            Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Our termination of these hedging agreements typically involve costs, such as transaction fees or breakage costs.

Factors Affecting Real Estate Investments and Operations

  We face risks associated with the acquisition, development and expansion of properties.

            We regularly acquire and develop new properties and expand and redevelop existing Properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities, and newly acquired, developed or redeveloped/expanded properties may not perform as well as expected. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

•
construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;
•
we may not be able to obtain financing or to refinance construction loans on favorable terms, if at all;
•
we may be unable to obtain zoning, occupancy or other governmental approvals;
•
occupancy rates and rents may not meet our projections and the project may not be profitable; and
•
we may need the consent of third parties such as anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.

            If a development or redevelopment/expansion project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project. Further, if we guarantee the property's financing, our loss could exceed our investment in the project.

  We are subject to risks related to owning retail real estate.

            We are subject to risks incidental to the ownership and operation of retail real estate. These risks include, among others:

•
the risks normally associated with changes in the general economic climate;
•
trends in the retail industry;
•
creditworthiness of tenants;
•
competition for tenants and customers;
•
consumer confidence;
•
impact of terrorist activities;
•
changes in tax laws;
•
interest and foreign currency exchange rates;
•
the availability of financing; and
•
potential liability under environmental and other laws.

  Real estate investments are relatively illiquid.

            Our Properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our Properties or investments in real estate in response to any changes in economic or other conditions is limited. If we want to sell a Property, we cannot assure you that we will be able to dispose of it in the desired time period or that the sales price of a Property will exceed the cost of our investment.

Environmental Risks

  As owners of real estate, we can face liabilities for environmental contamination.

            Federal, state and local laws and regulations relating to the protection of the environment may require us, as a current or previous owner or operator of real property, to investigate and clean up hazardous or toxic substances or petroleum product releases at a Property or at impacted neighboring properties. These laws often impose liability regardless of whether the property owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. These laws and regulations may require the abatement or removal of asbestos containing materials in the event of damage, demolition or renovation, reconstruction or expansion of a Property and also govern emissions of and exposure to asbestos fibers in the air. Those laws and regulations also govern the installation, maintenance and removal of underground storage tanks used to store waste oils or other petroleum products. Many of our Properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment). The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial and could adversely affect our results of operations or financial condition but is not estimable. The presence of contamination, or the failure to remediate contamination, may also adversely affect our ability to sell, lease or redevelop a Property or to borrow using a Property as collateral.

  Our efforts to identify environmental liabilities may not be successful.

            Although we believe that the Portfolio is in substantial compliance with Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of the Properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations or financial condition. However, we cannot assure you that:

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

Retail Operations Risks

  We are subject to risks that affect the general retail environment.

            Our concentration in the real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. Any one or more of these factors could adversely affect our results of operations or financial condition.

  We may not be able to lease newly developed Properties and renew leases and relet space at existing Properties.

            We may not be able to lease new Properties to an appropriate mix of tenants or for rents that are consistent with our projections. Also, when leases for our existing Properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. To the extent that our leasing plans are not achieved, our cash generated before debt repayments and capital expenditures could be adversely affected.

  Certain Properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

            Regional malls are typically anchored by department stores and other large tenants. The value of certain of our Properties could be adversely affected if department stores or other large tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations. Department store and larger store, or "big box", consolidations typically result in the closure of existing stores or duplicate store locations. We do not control the disposition of those department stores or larger stores that we do not own. We also may not control the vacant space that is not re-leased in those stores we do own. Other tenants may be entitled to modify the terms of their existing leases in the event of such closures. The modification could be unfavorable to us as the lessor and decrease rents or expense recovery charges. Additionally, major tenant closures may result in decreased customer traffic which could lead to decreased sales at other stores. If the sales of stores operating in our Properties were to decline significantly due to closing of anchors, economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

  We face potential adverse effects from tenants' bankruptcies.

            Bankruptcy filings by retailers occur frequently in the course of our operations. We are continually re-leasing vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected Properties. Future tenant bankruptcies could adversely affect our Properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to certain Properties partially owned or managed by third parties, which may adversely affect our ability to sell or refinance the Properties at the most advantageous time for us.

            As of December 31, 2005, we owned interests in 146 income-producing properties with other parties. Of those, 20 Properties are included in our consolidated financial statements. We account for the other 126 properties under the equity method of accounting (joint venture properties). We serve as general partner or property manager for 59 of these 146 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture Properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture Property. As of December 31, 2005, we have guaranteed or have provided letters of credit to support $41.6 million of our total $3.2 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We historically have used leases with variable CAM provisions that adjust to reflect inflationary increases. However, we are making a concerted effort to shift from variable to fixed CAM contributions for our cost recoveries which will fix our tenants' CAM contributions to us. As a result, our CAM contributions may not allow us to recover all operating costs and, we cannot assure you that we will succeed in our efforts to recover a substantial portion of these costs in the future.

  We face a wide range of competition that could affect our ability to operate profitably.

            Our Properties compete with other retail properties for tenants on the basis of the rent charged and location. The principal competition may come from existing or future developments in the same market areas and from discount shopping centers, outlet malls, catalogues, discount shopping clubs and electronic commerce. The presence of competitive properties also affects our ability to lease space and the level of rents we can obtain. Renovations and expansions at competing malls could also negatively affect our Properties.

            We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for attractive tenants and qualified management.

  We expect to continue to pursue international expansion opportunities that may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties in Europe, Japan and Mexico. We have also established arrangements to develop joint venture properties in China and Korea, and expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic Properties and operations. These risks include:

•
adverse effects of changes in exchange rates for foreign currencies;
•
changes in foreign political environments, regionally, nationally, and locally;
•
challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;
•
differing lending practices;
•
differences in cultures;
•
changes in applicable laws and regulations in the United States that affect foreign operations;
•
difficulties in managing international operations; and
•
obstacles to the repatriation of earnings and cash.

            Although our international activities currently are a relatively small portion of our business (international properties represented less than 6% of the GLA of all of our properties at December 31, 2005), to the extent that we expand our international activities, these risks could increase in significance and adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain commercial general liability "all risk" property coverage including fire, flood, extended coverage and rental loss insurance on our Properties. One of our subsidiaries indemnifies our general liability carrier for a specific layer of losses. A similar policy written through our subsidiary also provides a portion of our initial coverage for property insurance and certain windstorm risks at the Properties located in Florida. Even insured losses could result in a serious disruption to our business and delay our receipt of revenue.

            There are some types of losses, including lease and other contract claims that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. If this happens, we may still remain obligated for any mortgage debt or other financial obligations related to the Property.

            The events of September 11, 2001 significantly affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Non-Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form. In December of 2005, the President signed into law the Terrorism Risk Insurance Extension Act (TRIEA) of 2005, thereby extending the federal terrorism insurance backstop through 2007. TRIEA narrows terms and conditions afforded by TRIA for 2006 and 2007 by: 1) excluding lines of coverage for commercial automobile, surety, burglary and theft, farm owners' multi-peril and professional liability; 2) raising the certifiable event trigger mechanism from $5 million to $50 million during 2006 and to $100 million during 2007; and 3) increasing the deductibles and co-pays assigned to insurance companies. Upon the expiration of TRIEA in 2007, we could pay higher premiums for comparable terrorism coverage and /or obtain or be otherwise able to secure less coverage than we have currently.

  Terrorist attacks may adversely affect the value of our properties.

            Our higher profile Properties or markets they operate in could be potential targets for terrorism attacks, due to the large quantities of people at the Property or in the surrounding areas. Threatened or actual terrorist attacks in these high profile markets could directly or indirectly impact our Properties by resulting in lower property values, a decline in revenue, or a decline in customer traffic and, in turn, a decline in our tenants' sales.

  Inflation may adversely affect our financial condition and results of operations.

            Although inflation has not materially impacted our operations in the recent past, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our overage rents, where applicable.

Risks Relating to Federal Income Taxes

  The failure of any of our subsidiaries to qualify as a REIT would have adverse tax consequences to us, our unitholders and Simon Property.

            Three of our subsidiaries have elected to be treated as a REIT. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. If any of these subsidiaries fails to qualify as a REIT and any available relief provisions do not apply:

•
The subsidiary will not be allowed a deduction for distributions to us in computing its taxable income;
•
The subsidiary will be subject to corporate level income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates;
•
Unless entitled to relief under relevant statutory provisions, the subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost; and
•
Simon Property would also fail to qualify as a REIT as a result of the subsidiary's failure and the same adverse consequences would apply to it and its stockholders.

            As a result, net income and funds available for distribution to our unitholders would be reduced for those years in which any of the REIT subsidiaries fails to qualify as a REIT. Although we currently intend to operate our REIT subsidiaries so as to qualify each as a REIT, we cannot assure you we will succeed or that future economic, market, legal, tax or other considerations might cause us to revoke the REIT election of any of the REIT subsidiries.

Item 1B. Unresolved Staff Comments

            None.

Item 2. Properties

  United States Properties

            Our Properties primarily consist of regional malls, Premium Outlet® centers, community/lifestyle centers, and other properties. Our Properties contain an aggregate of approximately 200 million square feet of GLA, of which we own approximately 121.7 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2005 were approximately $51 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 171 regional malls range in size from approximately 400,000 to 2.0 million square feet of GLA. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 700 anchors, which are mostly national retailers. Our regional mall totals include certain lifestyle centers when the center contains a traditional department store anchor.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 71 community/lifestyle centers generally range in size from approximately 100,000 to 600,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain at least two anchors and other tenants that are usually national retailers among the leaders in their markets. These tenants generally occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            Premium Outlet centers generally contain a wide variety of retailers located in open-air manufacturer's outlet centers. Our 33 Premium Outlet centers range in size from approximately 200,000 to 600,000 square feet of GLA. The Premium Outlet centers are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, and Dallas; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas, and Honolulu.

            We also have interests in 11 other shopping centers or outlet centers. These other Properties range in size from approximately 85,000 to 300,000 square feet of GLA. The combined other Properties represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our Properties as of December 31, 2005:

	Regional Malls	Premium Outlet Centers	Community/ Lifestyle Centers	Other Properties
% of total Property annualized base rent	81.5%	11.7%	5.9%	0.9%
% of total Property GLA	82.7%	6.3%	10.0%	1.0%
% of Owned Property GLA	76.0%	10.5%	11.8%	1.7%

            As of December 31, 2005, approximately 93.1% of the Mall and Freestanding Owned GLA in regional malls and the retail space of the other Properties was leased, approximately 99.6% of Owned GLA in the Premium Outlet centers was leased and approximately 91.6% of Owned GLA in the community/lifestyle centers was leased.

            We own 100% of 197 of our 286 Properties, effectively control 20 Properties in which we have a joint venture interest, and hold the remaining 69 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 276 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlet centers, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2005.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	74.6%	426,315	213,142		639,457	Sears, JCPenney, Famous-Barr (23), Old Navy
2.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	92.1%	404,394	230,472		634,866	JCPenney, Belk Ladies Fashion Store, Belk Men's & Home Store, Sears, Goody's
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	90.6%	229,011	213,457		442,468	Belk, JCPenney, Sears, Best Buy (6), Dick's Sporting Goods (6)
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	94.4%	191,395	310,602	(18)	501,997	Marshalls, The Home Depot, Linens ‘n Things, Filene's Basement, Old Navy
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	98.8%	—	206,673		206,673	Borders Books & Music, Cheesecake Factory, Tiffany & Co.
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	96.3%	417,620	174,201		591,821	Filene's (23), Filene's Home Store (23), Sears
7.	Aventura Mall (1)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	95.1%	1,257,638	662,700		1,920,338	Macy's Mens & Home, Sears, Bloomingdale's, JCPenney, Macy's, Nordstrom (6)
8.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	97.8%	754,956	361,099		1,116,055	Belk, Dillard's, JCPenney, Parisian (25), Sears
9.	Bangor Mall	ME	Bangor	Fee	66.4	% (15)	Acquired 2003	87.6%	416,582	236,923		653,505	Dick's Sporting Goods, JCPenney, Filene's (23), Sears
10.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.4%	922,266	507,902		1,430,168	Dillard's Women's & Home, Dillard's Men's & Children's, Foley's (23), Sears, Nordstrom, JCPenney
11.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.2%	770,111	420,373		1,190,484	Dillard's Women's, Dillard's Men's, Children's & Home, Famous-Barr (23), Sears, JCPenney
12.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	97.3%	447,508	268,196		715,704	Younkers, Elder-Beerman, Kohl's, ShopKo
13.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	100.0%	357,000	328,670		685,670	Hecht's (23), Sears, Barnes & Noble, Bed Bath & Beyond
14.	Boynton Beach Mall	FL	Boynton Beach (W. Palm Beach)	Fee	100.0%		Built 1985	94.5%	714,210	301,559		1,015,769	Macy's, Sears, Dillard's Mens & Home, Dillard's Women, JCPenney, Muvico Theater (6)
15.	Brea Mall	CA	Brea (Orange County)	Fee	100.0%		Acquired 1998	99.6%	874,802	443,010		1,317,812	Macy's, JCPenney, Robinsons-May (23), Nordstrom, Sears
16.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.2%	427,730	192,579		620,309	Dillard's, JCPenney, Sears
17.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	95.2%	467,626	302,443		770,069	Macy's, JCPenney, Barnes & Noble
18.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	97.2%	836,236	423,123		1,259,359	Macy's, Lord & Taylor (24), Nordstrom (22), Sears, Cheesecake Factory
19.	Cape Cod Mall	MA	Hyannis (Barnstable — Yarmouth)	Ground Leases (2009-2073) (7)	49.1	% (4)	Acquired 1999	98.0%	420,199	303,861		724,060	Macy's, Filene's (23), Marshalls, Sears, Best Buy, Barnes & Noble
20.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	99.6%	1,105,913	353,422		1,459,335	Dick's Sporting Goods, L.S. Ayres (19), Macy's, JCPenney, Sears, Von Maur
21.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	83.5%	831,439	459,265	(18)	1,290,704	Steve & Barry's University Sportswear, Dick's Sporting Goods, JCPenney, Kaufmann's (23), Sears, Kaufmann's Furniture Galleries (23)
22.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	97.6%	381,153	190,645		571,798	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
23.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	87.7%	213,320	218,349		431,669	Sears, JCPenney, Bon Ton, Office Max
24.	Chesapeake Square	VA	Chesapeake (Norfolk — VA Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	92.6%	534,760	272,092		806,852	Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Hecht's (23), Target
25.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2005) (7)	100.0%		Built 1974	97.3%	793,716	445,458		1,239,174	Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Foley's (23), Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
26.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4) (2)	Built 1995	88.2%	350,000	432,913	(18)	782,913	Nordstrom, Parisian (25)
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	79.1%	547,090	310,020		857,110	Macy's, JCPenney, Gottschalk's
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	88.6%	356,887	255,656		612,543	Sears, L.S. Ayres (23), Target, Dick's Sporting Goods, Bed Bath & Beyond (6), Pier One (6)
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	96.6%	408,052	333,700		741,752	Sears, JCPenney, Macy's, Macy's Mens & Children, Toys 'R Us, Barnes & Noble
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	97.2%	104,332	1,110,199	(18)	1,214,531	Nieman Marcus, Tiffany & Co., Barneys New York (6)
31.	Coral Square	FL	Coral Springs (Miami — Ft. Lauderdale)	Fee	97.2%		Built 1984	96.4%	648,144	296,987		945,131	Dillard's, JCPenney, Sears, Macy's Men, Children & Home, Macy's Women
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	92.1%	395,875	465,599		861,474	Parisian (25), Dillard's Men's, Dillard's Women's, Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.6%	631,556	410,195		1,041,751	Dillard's, Foley's (23), JCPenney, Mervyn's, Sears
34.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	69.5%	405,669	232,839		638,508	Dillard's, Sears, Target, Old Navy
35.	Crystal Mall	CT	Waterford (New London — Norwich)	Fee	74.6	% (4)	Acquired 1998	93.3%	442,311	351,693		794,004	Macy's, Filene's (19), JC Penney, Sears
36.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	90.0%	302,495	121,835		424,330	JCPenney, Sears, Belk, Kmart
37.	Dadeland Mall	FL	N. Miami Beach	Fee	50.0	% (4)	Acquired 1997	97.2%	1,132,072	335,568		1,467,640	Saks Fifth Avenue, Nordstrom, JCPenney, Macy's, Macy's Children & Home, The Limited/Express
38.	DeSoto Square	FL	Bradenton (Sarasota — Bradenton)	Fee	100.0%		Built 1973	96.9%	435,467	255,024		690,491	JCPenney, Sears, Dillard's, Macy's
39.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	97.3%	489,144	375,572		864,716	JCPenney, Famous Barr (19), Macy's
40.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	94.3%	742,667	296,226		1,038,893	Dillard's, JCPenney, Sears, Macy's Men, Children & Home, Macy's Women
41.	Emerald Square	MA	North Attleboro (Providence — Fall River)	Fee	49.1	% (4)	Acquired 1999	97.1%	647,372	375,355		1,022,727	Filene's (23), Filene's Mens & Home Store (23), JCPenney, Sears
42.	Empire Mall (1)	SD	Sioux Falls	Fee and Ground Lease (2013) (7)	50.0	% (4)	Acquired 1998	93.6%	497,341	549,433		1,046,774	JCPenney, Younkers, Sears, Gordmans, Marshall Field's (23), Old Navy
43.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.2%	472,729	517,230	(18)	989,959	Macy's, Nordstrom
44.	Fashion Mall at Keystone	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	98.3%	249,721	430,507	(18)	680,228	Parisian (25), Saks Fifth Avenue, Crate & Barrel, Landmark Theaters
45.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	99.5%	1,053,305	654,732		1,708,037	JCPenney, Macy's, Neiman-Marcus, Nordstrom, Bloomingdale's (20), Saks Fifth Avenue
46	Firewheel Town Center	TX	Garland	Fee	100.0%		Built 2005	95.9%	298,857	485,051		783,908	Dillard's, Foley's (23), Barnes & Noble, Circuit City, Linens ‘n Things, Old Navy, Pier One, DSW, AMC Theatre
47.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	98.7%	1,232,416	616,312		1,848,728	Dillard's, JCPenney, Lord & Taylor (24), Saks Fifth Avenue, Sears, Macy's, Nordstrom
48.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	88.4%	327,260	173,418		500,678	JCPenney, Kohl's, Younkers, Sears
49.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.1%	—	635,134		635,134
50.	Galleria, The	TX	Houston	Fee and Ground Lease (2029)	31.5	% (4)	Acquired 2002	92.1%	1,164,982	1,093,584		2,258,566	University Club, Neiman Marcus, Macy's (19), Saks Fifth Avenue, Nordstrom, Foley's (23)
51.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	90.9%	500,809	545,697		1,046,506	JCPenney, Sears, Boscov's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
52.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	96.4%	879,300	388,720		1,268,020	Dillard's Men's, Dillard's Women's, Kaufmann's (23), JCPenney, Sears
53.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009) (7)	49.1	% (4)	Acquired 1999	93.5%	132,634	298,750	(18)	431,384	Marshalls, T.J. Maxx ‘N More, Best Buy, DSW
54.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.7%	909,928	413,053		1,322,981	JCPenney, Macy's, L.S. Ayres (19), Sears, Von Maur, Dick's Sporting Goods
55.	Gulf View Square	FL	Port Richey (Tampa — St. Pete)	Fee	100.0%		Built 1980	97.3%	461,852	291,948		753,800	Sears, Dillard's, JCPenney, Macy's, Best Buy, Linens ‘n Things
56.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	88.6%	843,609	434,711		1,278,320	Parisian (25), Macy's, JCPenney, Sears, (8)
57.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017) (7)	100.0%		Acquired 1998	96.6%	902,400	327,710		1,230,110	Macy's, Sears, Dillard's, JCPenney, Belk
58.	Highland Mall (1)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	86.0%	732,000	359,749		1,091,749	Dillard's Women's & Home, Dillard's Men's & Children's, Foley's (23), JCPenney
59.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	99.8%	499,284	523,483		1,022,767	Dillard's, Sears, The Jones Store Co. (23)
60.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	92.7%	445,552	302,738		748,290	Sears, JCPenney, Dillard's, Macy's
61.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	95.8%	751,704	378,280		1,129,984	Dillard's, Dillard's Home Store, Foley's (23), JCPenney, Sears, Bealls
62.	Irving Mall	TX	Irving (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	97.7%	637,415	406,604		1,044,019	Foley's (23), Dillard's, Sears, Circuit City, Burlington Coat Factory, (8)
63.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	96.3%	310,095	276,137		586,232	Macy's, Sears, H&M
64.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4	% (4) (15)	Acquired 2003	96.6%	1,545,812	1,064,661	(18)	2,610,473	Macy's, Bloomingdale's, J.C. Penney, Sears, Strawbridge's (19), Nordstrom, Neiman Marcus, Lord & Taylor (24)
65.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	88.4%	597,028	383,991		981,019	Dillard's, JCPenney, Belk, Sears, The Rush Fitness Center
66.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	100.0%	776,397	426,769		1,203,166	JCPenney, Foley's Home Store (23), Foley's (23), Dillard's, Sears, Bealls, Joe Brand
67.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	85.3%	937,223	269,609		1,206,832	L.S. Ayres (23), Sears, Burlington Coat Factory, Steve & Barry's University Sportswear, (8)
68.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	99.6%	536,500	330,691		867,191	Macy's, JCPenney, Sears
69.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	% (4)	Acquired 1998	83.1%	296,037	264,753		560,790	JCPenney, Sears, Belk, Target, Best Buy (6)
70.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	97.3%	745,179	355,629		1,100,808	Dillard's, Foley's (23), Sears, JCPenney, (8)
71.	Lehigh Valley Mall	PA	Whitehall (Allentown — Bethlehem)	Fee	37.6	% (4) (15)	Acquired 2003	96.9%	564,353	484,090	(18)	1,048,443	JCPenney, Macy's, Boscov's (21), Linens ‘n Things
72.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	98.4%	821,356	655,714		1,477,070	Neiman Marcus, Macy's, Bloomingdale's
73.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.1%	498,000	359,552		857,552	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Super Stop & Shop, Best Buy, Staples, AC Moore, Loews 16-Plex, Old Navy, Pier 1 Imports, K&G Menswear
74.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	89.1%	541,861	204,090		745,951	Elder-Beerman, Sears, Macy's, JCPenney
75.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	95.5%	220,830	200,719		421,549	Kohl's, Carson Pirie Scott
76.	Lindale Mall (1)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	89.8%	305,563	387,825		693,388	Von Maur, Sears, Younkers, (8)
77.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	99.1%	616,128	363,693		979,821	Macy's, Sears, Lord & Taylor (24), Steve & Barry's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
78.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	66.4%	402,843	209,932		612,775	Dillard's, Dillard's Men's, JCPenney, Sears, Bealls
79.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	99.2%	297,253	180,979		478,232	Bloomingdale's, Filene's (23)
80.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	100.0%	638,111	382,047		1,020,158	Macy's (19), Filene's (23), JCPenney, Sears
81.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	% (4) (2)	Built 1997	96.2%	210,798	515,005		725,803	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal, Steve & Barry's, H&M, Golf Galaxy (6)
82.	Mall of Georgia	GA	Mill Creek (Atlanta)	Fee	50.0	% (4)	Built 1999	97.9%	1,069,590	716,069		1,785,659	JCPenney, Dick's Sporting Goods, Nordstrom, Dillard's, Macy's, Barnes & Noble, Haverty's Furniture, Regal Cinema, Belk (6)
83.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	95.9%	444,889	363,264		808,153	JCPenney, Filene's (23), Sears, Best Buy, Old Navy, A.C. Moore
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	98.0%	588,822	341,642		930,464	Sears, Marshall Field's (23), Kohl's, Barnes & Noble, JCPenney
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	92.2%	273,094	141,558		414,652	Sears, Target, (8)
86.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032) (10)	100.0%		Built 1973	96.4%	554,156	221,849		776,005	Sears, Dillard's, JCPenney, M.M. Cohn
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	89.1%	371,167	259,007		630,174	Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Macy's, Dick's Sporting Goods (6), Circuit City (6)
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.5%	527,591	756,297	(18)	1,283,888	Macy's Women, Macy's Men, Macy's Children & Home, Nordstrom, Barnes & Noble, Steve & Barry's (6)
89.	Mesa Mall (1)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	87.2%	441,208	443,083		884,291	Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	94.4%	778,784	293,586		1,072,370	Sears, Dillard's, JCPenney, Macy's Men & Home, Macy's Women & Children
91.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	93.3%	339,113	278,861		617,974	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
92.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	97.6%	429,508	379,488		808,996	JCPenney, Sears, Younkers, Barnes & Noble, DSW
93.	Montgomery Mall	PA	Montgomeryville (Philadelphia)	Fee	53.5	% (15)	Acquired 2003	89.3%	684,855	434,876		1,119,731	JCPenney, Macy's, Sears, Boscov's (21)
94.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	96.4%	435,756	205,946		641,702	JCPenney, L.S. Ayres (23), Sears, Elder Beerman
95.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	77.4%	583,711	332,990		916,701	Macy's, Boscov's, Sears
96.	North East Mall	TX	Hurst (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	97.4%	1,194,589	467,785		1,662,374	Saks Fifth Avenue, Nordstrom, Dillard's, JCPenney, Sears, Foley's (23), Rave Motion Pictures
97.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (12)	Built 1990	78.0%	310,994	247,802		558,796	Sears, JCPenney, Carson Pirie Scott Women's, Carson Pierie Scott Men's, Children's & Home
98.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	95.2%	688,391	295,417		983,808	Nordstrom, JCPenney, Macy's, Toys 'R Us, Barnes & Noble (6)
99.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	95.1%	665,745	296,866		962,611	Parisian (25), Macy's, Sears, JCPenney
100.	NorthPark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	85.5%	651,533	423,187		1,074,720	Von Maur, Younkers, Dillard's, JCPenney, Sears
101.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	93.7%	979,755	688,630		1,668,385	Nordstrom (22), Filene's (23), JCPenney, Lord & Taylor (24), Sears, Filene's Basement
102.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	95.8%	472,969	218,903		691,872	Famous Barr (23), JCPenney, Sears
103.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	91.8%	532,817	315,009	(18)	847,826	Dillard's, Macy's, Dillard's Mens

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
104.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	89.4%	616,443	275,921		892,364	Macy's, Boscov's, JCPenney, Sears
105.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	95.9%	528,551	388,958		917,509	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods (6)
106.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	99.7%	773,295	437,229		1,210,524	JCPenney, Marshall Field's (23), Sears, Carson Pirie Scott
107.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2	% (15)	Acquired 2003	94.1%	762,558	559,976	(18)	1,322,534	J.C. Penney, Sears, Boscov's (21), Macy's
108.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	92.0%	387,378	166,825		554,203	JCPenney, Sears, Belk, Macy's
109.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	90.5%	749,288	335,230		1,084,518	Dillard's, JCPenney, Sears, Macy's, Borders Books & Music, DSW Shoe Warehouse
110.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.3%	588,137	444,030		1,032,167	Foley's (23), JCPenney, Dillard's Women's, Dillard's Men's, Children's & Home
111.	Pheasant Lane Mall	NH	Nashua (Boston)	(14)	(14)		Acquired 2002	97.0%	675,759	313,485		989,244	Macy's (19), Filene's (23), JCPenney, Sears, Target
112.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.1%	472,385	347,107		819,492	Nordstrom, Parisian (25), Saks Fifth Avenue
113.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	96.8%	504,796	608,908	(18)	1,113,704	JCPenney, Sears
114.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0	% (12)	Built 1989	82.9%	458,251	323,979		782,230	Dillard's, JCPenney, Bealls, Sears, Macy's, DSW Shoe Warehouse
115.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025) (7)	100.0%		Built 1972	92.7%	644,124	176,139		820,263	Dillard's, JCPenney, Foley's (23), Sears, Cinemark Theaters
116.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0	% (4) (15)	Acquired 2003	92.9%	686,760	418,582		1,105,342	JCPenney, Lord & Taylor (24), Macy's, Sears, Old Navy
117.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018) (7)	100.0%		Built 1971	65.9%	691,230	226,173		917,403	Sears, (8)
118.	Richardson Square Mall	TX	Richardson (Dallas — Ft. Worth)	Fee	100.0%		Built 1977	55.4%	460,055	284,171		744,226	Dillard's, Sears, Super Target, Ross Dress for Less
119.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.2%	685,251	331,713		1,016,964	Sears, JCPenney, Kaufmann's (23), Barnes & Noble, Loews Cineplex, Steve & Barry's (6)
120.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	92.1%	834,588	544,483	(18)	1,379,071	Sears, JCPenney, Carson Pirie Scott, Marshall Field's (23)
121.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.6%	786,626	462,618		1,249,244	Macy's, Lord & Taylor (24), JCPenney, Sears
122.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	84.3%	596,984	286,261		883,245	Sears, Dillard's, Foley's (23), JC Penney
123.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	98.0%	1,430,425	758,507	(18)	2,188,932	Macy's, Bloomingdale's, JCPenney, Nordstrom, Bloomingdale's Furniture Gallery, Dick's Sporting Goods
124.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.3%	827,015	406,458		1,233,473	Macy's (19), JCPenney, Sears, Kaufmann's (23)
125.	Rushmore Mall (1)	SD	Rapid City	Fee	50.0	% (4)	Acquired 1998	88.6%	470,660	360,123		830,783	JCPenney, Sears, Herberger's, Hobby Lobby, Target
126.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	95.7%	428,258	270,479		698,737	Macy's, Mervyn's, Sears
127.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	% (4) (2)	Built 1995	86.3%	768,798	383,683		1,152,481	Belk, Macy's, Dillard's, Sears, JCPenney
128.	Shops at Mission Viejo, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	100.0%	677,215	472,491		1,149,706	Macy's (19), Saks Fifth Avenue, Robinsons-May (23), Nordstrom
129.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4) (2)	Built 1999	87.8%	—	506,792		506,792	NikeTown, Barnes & Noble, GameWorks, Virgin Megastore, Z Gallerie, LA Fitness, AMC Theatre
130.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	96.2%	666,283	414,833		1,081,116	Macy's, Sears, JCPenney, H&M, Cheesecake Factory, Dick's Sporting Goods, Barnes & Noble, Macy's Furniture
131.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	94.5%	538,843	371,206		910,049	Filene's (23), Sears, JCPenney, Linens ‘n Things

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
132.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	94.5%	655,987	486,626		1,142,613	Sears, Boscov's (21), Macy's, Barnes & Noble
133.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.9%	847,603	612,832		1,460,435	Nordstrom (22), Filene's (23), Lord & Taylor (24), Sears
134.	Southern Hills Mall (1)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	82.0%	372,937	431,709		804,646	Younkers, Sears, Sheel's Sporting Goods, JCPenney, Barnes & Noble
135.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	96.3%	811,858	383,412		1,195,270	Dillard's, JCPenney, Sears, Kaufmann's (23), Jillian's
136.	SouthPark Mall	IL	Moline (Davenport — Moline)	Fee	50.0	% (4)	Acquired 1998	81.6%	578,056	448,482		1,026,538	JCPenney, Younkers, Sears, Von Maur, Dillard's
137.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040) (11)	100.0%		Acquired 2002	99.1%	964,742	483,832		1,448,574	Nordstrom, Hecht's (23), Belk, Dillard's, Dick's Sporting Goods, Neiman Marcus (6)
138.	SouthRidge Mall (1)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	67.4%	497,806	504,332		1,002,138	Sears, Younkers, JCPenney, Target, (8)
139.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	38.0	% (4) (15)	Acquired 2005	94.8%	367,176	221,484		588,660	Macy's, Strawbridge's (19)
140.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	95.7%	540,101	324,659		864,760	Filene's (23), Sears, Best Buy, T.J. Maxx ‘N More, Best Buy, Old Navy, Dick's Sporting Goods (6)
141.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.7%	631,602	349,817		981,419	Sears, JCPenney, Kohl's, Hecht's (23), Hecht's Home Store (23), Dick Sporting Goods
142.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	650,982	379,212		1,030,194	Ashley Furniture Home Store, Dillard's, Barnes & Noble, Dick's Clothing & Sporting Goods, Target, Ross Dress for Less, Staples, DSW Shoe Warehouse, JoAnn Fabrics, PetsMart, Old Navy, Maggiano's Little Italy, Cheesecake Factory
143.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	95.7%	849,153	529,028	(18)	1,378,181	Macy's, Neiman Marcus, Nordstrom, Bloomingdale's, Macy's Men's Store
144.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	95.4%	432,936	330,513		763,449	Dillard's Women's & Children's, Dillard's Men's & Home, Kaufmann's (23)
145.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	90.0%	575,837	342,410		918,247	Mervyn's, Sears, Dillard's Women's & Children's, Dillard's Men's & Home, Foley's (23)
146.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.0%	924,045	404,895		1,328,940	Nordstrom, Sears, JCPenney, Macy's, Mervyn's, Davids Bridal
147.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	92.3%	537,790	322,663		860,453	L.S. Ayres (23), Dick's Sporting Goods, JCPenney, Sears, Kohl's, H.H. Gregg
148.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	80.1%	496,637	408,095		904,732	JCPenney, Foley's (23), Sears, Dillard's (6)
149.	Town Center at Boca Raton	FL	Boca Raton (W. Palm Beach)	Fee	100.0%		Acquired 1998	99.7%	1,085,312	492,901		1,578,213	Saks Fifth Avenue, Nordstrom, Neiman Marcus, Bloomingdale's, Sears, Macy's
150.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	92.9%	866,381	408,283		1,274,664	Macy's, Parisian (25), Sears, JCPenney, Macy's Home & Furniture
151.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	90.2%	779,490	389,677		1,169,167	Dillard's, JCPenney, Sears, Von Maur
152.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	91.4%	619,269	332,178		951,447	Dillard's Women's & Home, Dillard's Men's & Children, Sears, JCPenney, Dick's Sporting Goods
153.	Treasure Coast Square	FL	Jensen Beach (Ft. Pierce)	Fee	100.0%		Built 1987	90.1%	511,372	349,214		860,586	Dillard's, Sears, JCPenney, Macy's, Borders Books & Music, Regal 16 Cinema
154.	Trolley Square	UT	Salt Lake City	Fee	90.0%		Acquired 1986	88.0%	—	224,987		224,987
155.	Tyrone Square	FL	St. Petersburg (Tampa — St. Pete)	Fee	100.0%		Built 1972	98.2%	748,269	367,684		1,115,953	Dillard's, JCPenney, Sears, Macy's, Borders Books & Music
156.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	51.6%	364,992	153,010		518,002	JCPenney, M.M. Cohn, (8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
157.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	75.4%	478,449	230,767		709,216	JCPenney, Sears, Belk
158.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	97.3%	622,508	320,468		942,976	L.S. Ayres (23), JCPenney, Sears, Marshall Field's (19)
159.	Upper Valley Mall	OH	Springfield (Dayton — Springfield)	Fee	100.0%		Built 1971	75.8%	479,418	263,011		742,429	Macy's, JCPenney, Sears, Elder-Beerman
160.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	75.8%	389,781	265,767		655,548	Dillard's, Mervyn's, Sears, JCPenney, Marshalls, Steve & Barry's (6)
161.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	92.9%	315,078	194,124		509,202	JCPenney, Belk, Peebles, Target, Old Navy
162.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	98.7%	506,639	281,597		788,236	Dillard's Women's, Dillard's Men's, Children's & Home, Hecht's (23), JCPenney, Sears
163.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	90.4%	742,214	292,606		1,034,820	Macy's, Lord & Taylor (24), Bloomingdale's, Saks Fifth Avenue
164.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	73.6%	616,109	352,252		968,361	L.S. Ayres (23), Dick's Sporting Goods, Target, Sears, Burlington Coat Factory, Kerasotes Showplace 12, Steve & Barry's (6)
165.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	80.9%	716,811	299,856		1,016,667	Dillard's, JCPenney, The Jones Store Co. (23), Sears, (8)
166.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	96.0%	878,311	446,545		1,324,856	Parisian (25), Dillard's, JCPenney, Belk, Sears
167.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	95.9%	349,393	478,337	(18)	827,730	Neiman Marcus, Nordstrom
168.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	94.7%	716,939	507,652		1,224,591	Sears, JCPenney, Robinsons-May (23), Macy's (19)
169.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	89.0%	556,831	380,095		936,926	Famous Barr (23), Sears, Bergner's, Linens'n Things, Cost Plus World Market, Dick's Sporting Goods
170.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	99.3%	761,648	505,776		1,267,424	Macy's, JCPenney, Sears, Dillard's
171.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.6%	709,447	382,755		1,092,202	Foley's (23), JCPenney, Sears, Dillard's

	Total Regional Mall GLA								101,368,400	65,024,345		166,392,745

	PREMIUM OUTLET CENTERS
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis/St. Paul)	Fee	100.0%		Acquired 2004	98.5%	—	429,534		429,534	Banana Republic, Calvin Klein, Kenneth Cole, Liz Claiborne, Gap Outlet, Old Navy, Polo Ralph Lauren, Tommy Hilfiger, Coach, Nike
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	97.5%	—	413,492		413,492	Brooks Brothers, Cole-Haan, Kenneth Cole, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	99.0%	—	300,181		300,181	Ann Taylor, Brooks Brothers, Calvin Klein, Gap Outlet, Liz Claiborne, Nautica, Off 5th-Saks Fifth Avenue Outlet, Polo Ralph Lauren, Tommy Hilfiger, Coach
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	100.0%	—	454,070		454,070	Ann Taylor, Banana Republic, Barneys New York, Coach, Hugo Boss, Polo Ralph Lauren, St. John, Diesel, Kenneth Cole, Nike, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad	Fee	100.0%		Acquired 2004	100.0%	—	287,936		287,936	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Polo Ralph Lauren

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh — Durham — Chapel Hill)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%	—	439,398	439,398	Banana Republic, Brooks Brothers, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger, Coach
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	—	437,800	437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Max Mara, Polo Ralph Lauren, Salvatore Ferragamo
8.	Clinton Crossing Premium Outlets	CT	Clinton (Hartford)	Fee	100.0%	Acquired 2004	100.0%	—	272,351	272,351	Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland — Vancouver)	Fee	100.0%	Acquired 2004	99.2%	—	163,815	163,815	Adidas, Carter's, Gap Outlet, Samsonite, Van Heusen, Liz Claiborne
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs — Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	—	498,516	498,516	Burberry, Coach, Giorgio Armani, Gucci, MaxMara, Polo Ralph Lauren, Salvatore Ferragamo, Versace, Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	98.0%	—	371,117	371,117	Banana Republic, Coach, Gap Outlet, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Calvin Klein, J. Crew
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	99.0%	—	299,270	299,270	Brooks Brothers, Gap Outlet, Guess, Kenneth Cole, Liz Claiborne, Nautica, Nike, Nine West, Off 5th-Saks Fifth Avenue
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	99.2%	—	577,295	577,295	Banana Republic, Brooks Brothers, Calvin Klein, Coach, J. Crew, Hugo Boss, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
14.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	99.8%	—	285,552	285,552	Calvin Klein, Gap Outlet, Nike, Polo Ralph Lauren, Banana Republic, J. Crew, Liz Claiborne
15.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	98.5%	—	277,585	277,585	Calvin Klein, Gap Outlet, Lands' End, Nike, Old Navy Outlet, Polo Ralph Lauren, Tommy Hilfiger, Adidas, Banana Republic
16.	Kittery Premium Outlets	ME	Kittery (Boston)	Ground Lease (2009)	100.0%	Acquired 2004	98.8%	—	150,564	150,564	Ann Klein, Banana Republic, Gap Outlet, Coach, J. Crew, Polo Ralph Lauren, Reebok
17.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	—	434,978	434,978	Ann Taylor, A -- X Armani Exchange, Banana Republic, Calvin Klein, Coach, Dolce & Gabbana, Elie Tahari, Polo Ralph Lauren
18.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington DC)	Fee	100.0%	Acquired 2004	98.8%	—	463,288	463,288	Barneys New York, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Williams-Sonoma, Ann Taylor, Banana Republic, Coach, Restoration Hardware
19.	Liberty Village Premium Outlets	NJ	Flemington (New York — Philadelphia)	Fee	100.0%	Acquired 2004	98.8%	—	173,645	173,645	Calvin Klein, Ellen Tracy, Jones New York, L.L. Bean, Polo Ralph Lauren, Tommy Hilfiger, Timberland, Waterford Wedgwood
20.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago)	Fee	100.0%	Acquired 2004	99.5%	—	472,489	472,489	Burberry, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
21.	Napa Premium Outlets	CA	Napa (Napa Valley)	Fee	100.0%	Acquired 2004	99.6%	—	179,348	179,348	Banana Republic, Barneys New York, Calvin Klein, J. Crew, Kenneth Cole, Nautica, Tommy Hilfiger, TSE, Coach

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
22.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	99.6%	—	539,757	539,757	Calvin Klein, Coach, Hugo Boss, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Williams-Sonoma, J. Crew, Nike, Restoration Hardware
23.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	—	435,813	435,813	Barneys New York, Burberry, Coach, Fendi, Giorgio Armani, Hugo Boss, MaxMara, Nike, Polo Ralph Lauren, Dior, LaCoste, Salvatore Ferragamo
24.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	98.9%	—	391,381	391,381	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
25.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	99.3%	—	195,837	195,837	Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Off 5th-Saks Fifth Avenue, Puma
26.	Seattle Premium Outlets	WA	Seattle	Ground Lease (2035)	100.0%	Built 2005	99.0%	—	381,154	381,154	Banana Republic, Burberry, Calvin Klein, Nike, Polo Ralph Lauren, Liz Claiborne, Adidas, Adrienne Vittadini, Restoration Hardware
27.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	98.2%	—	329,003	329,003	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
28.	The Crossings Premium Outlets	PA	Tannersville	Fee	100.0%	Acquired 2004	100.0%	—	411,391	411,391	Ann Taylor, Coach, Liz Claiborne, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Banana Republic, Calvin Klein, Burberry
29.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	98.5%	—	444,212	444,212	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Nike, Polo Ralph Lauren, Restoration Hardware
30.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	—	209,846	209,846	A -- X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, MaxMara, Polo Ralph Lauren
31.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	100.0%	—	417,519	417,519	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Liz Claiborne, Polo Ralph Lauren, Banana Republic
32.	Woodbury Common Premium Outlets	NY	Central Valley (New York City)	Fee	100.0%	Acquired 2004	100.0%	—	844,488	844,488	Banana Republic, Brooks Brothers, Chanel, Dior, Coach, Giorgio Armani, Gucci, Neiman Marcus Last Call, Polo Ralph Lauren, Frette
33.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	96.9%	—	600,613	600,613	Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragmo, Sony, Williams Sonoma

	Total Premium Outlet Center GLA							—	12,583,238	12,583,238

	COMMUNITY/LIFESTYLE CENTERS
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%	Acquired 1998	91.5%	35,773	169,293	205,066	Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%	Built 1987	99.4%	417,513	160,769	578,282	Best Buy, T.J. Maxx ‘N More, Office Max, Old Navy, Linens-N-Things, Wal-Mart, Circuit City, Jo-Ann Fabrics (6)
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%	Built 1951	80.5%	365,834	240,264	606,098	Hobby Lobby, Alltel, Linens ‘n Things, Burlington Coat Factory, Giant Eagle (8)
4.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%	Built 1965	100.0%	—	38,493	38,493	Safeway

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
5.	Celina Plaza	TX	El Paso	Fee and Ground Lease (2005) (11)	100.0%		Built 1978	100.0%	—	8,695	8,695
6.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794	Regal Cinema
7.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.4%	213,651	92,284	305,935	K-Mart, Movies 10, Petsmart, Michaels (8)
8.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4)	Built 2004	88.0%	161,281	336,167	497,448	Dick's Sporting Goods, Wild Oats Natural Marketplace, DSW, Circuit City Superstore
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (2038) (7)	35.0	% (4) (13)	Built 1993	100.0%	206,680	58,819	265,499	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee and Ground Lease (2058) (7)	100.0%		Built 1977	85.3%	308,489	116,525	425,014	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (4) (13)	Built 1989	84.8%	201,993	76,977	278,970	Cub Foods, Wal-Mart
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	127,172	41,473	168,645	Belk, Food Lion
13.	DeKalb Plaza	PA	King of Prussia	Fee	50.3	% (15)	Acquired 2003	100.0%	81,368	20,345	101,713	Lane Home Furnishings, ACME Grocery
14.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	96.1%	126,699	48,940	175,639	Marshalls, Toys "R" Us, Bed Bath & Beyond, David's Bridal
15.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	79.1%	152,451	33,695	186,146	Marshalls, Target, Toys "R" Us
16.	Empire East (1)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	81.9%	248,181	48,580	296,761	Kohl's, Target
17.	Fairfax Court	VA	Fairfax	Fee	26.3	% (4) (13)	Built 1992	100.0%	169,043	80,615	249,658	Burlington Coat Factory, Circuit City Superstore, Offenbacher's
18.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	97.4%	325,170	100,587	425,757	Kohl's, Marshalls, Media Play, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed, Bath & Beyond, Petco
19.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (4) (13)	Built 1989	97.7%	123,027	85,713	208,740	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed, Bath & Beyond
20.	Gateway Shopping Centers	TX	Austin	Fee	95.0%		2004	100.0%	396,494	115,825	512,319	Regal Cinema, Star Furniture, Best Buy, Linens ‘n Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, CompUSA, The Container Store, Old Navy
21.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Michael's, Best Buy, Cost Plus World Market, Linens ‘n Things
22.	Great Northeast Plaza	PA	Philadelphia	Fee	50.0	% (4)	Acquired 1989	98.3%	237,151	57,600	294,751	Sears
23.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	15,146	149,287	Best Buy, Kohl's
24.	Griffith Park Plaza	IN	Griffith	Ground Lease (2060)	100.0%		Built 1979	26.1%	175,595	88,455	264,050	K-Mart, (8)
25.	Henderson Square	PA	King of Prussia	Fee	76.0	% (15)	Acquired 2003	100.0%	72,683	34,661	107,344	Staples, Genuardi's Family Market
26.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	99.0%	352,277	140,862	493,139	Marshalls, Bed, Bath & Beyond, American Signature Furniture, Save-Rite Supermarkets, Ross Dress for Less, Office Max, Burlington Coat Factory (8)
27.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	93.9%	233,358	27,510	260,868	Lowe's, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, Michael's
28.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	—	111,518	111,518	Bealls, Cost Plus World Market
29.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	83.5%	—	29,140	29,140
30.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	91,483	88,980	180,463	Office Max, Circuit City, Carolina Pottery
31.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	100.0%	170,789	44,673	215,462	Pick and Save Mega Mart, Home Owners Bargain Outlet

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
32.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	95.7%	261,810	109,022	370,832	Factory Card Outlet, Linens ‘n Things, Best Buy, Petco, Jo-Ann Fabrics, Ulta Salon, Cosmetics & Fragrance, Golf Galaxy, Value City Furniture (8)
33.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.4%	307,966	79,497	387,463	Linens ‘n Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Ulta Salon, Cosmetics & Fragrance, Party City, Cost Plus World Market, Toys R Us
34.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	96.3%	189,584	47,294	236,878	Kohl's, Hobby Lobby, T.J. Maxx, Regal Cinema
35.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart, The Home Depot
36.	Lincoln Plaza	PA	King of Prussia	Fee	63.2	% (15)	Acquired 2003	87.6%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City, Lane Home Furnishings, AC Moore, Michaels, T.J. Maxx
37.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	80.4%	—	143,476	143,476	Spa Health Club, Tuesday Morning
38.	Mall of Georgia Crossing	GA	Mill Creek (Atlanta)	Fee	100.0%		Built 1999	98.3%	341,503	99,109	440,612	Best Buy, American Signature Furniture, T.J. Maxx, Nordstrom Rack, Staples, Target
39.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	49,051	41,476	90,527	Best Buy, Bed Bath & Beyond
40.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's
41.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	44.1%	230,959	40,070	271,029	Michael's, Dominick's, Value City Department Store (8)
42.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	271,626	27,195	298,821	Kohl's, Shoe Carnival, T.J. Maxx, Office Max, Target, Kerasotes Theater
43.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
44.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	75.5%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics (8)
45.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.0%	43,247	123,214	166,461	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
46.	Northland Plaza	OH	Columbus	Fee and Ground Lease (2085) (7)	100.0%		Built 1988	50.2%	118,304	91,230	209,534	(8)
47.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	88.4%	136,404	71,841	208,245	Cinema Grill, Target
48.	Park Plaza	KY	Hopkinsville	Fee and Ground Lease (2039) (7)	100.0%		Built 1968	95.2%	82,398	32,626	115,024	Big Lots
49.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (4) (13)	Built 1993	95.6%	252,179	82,834	335,013	Linens ‘n Things, CompUSA, Jo-Ann Fabrics, Party City, The Maytag Store, Toys R Us, Michaels, Office Depot, PetsMart
50.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	100.0%	210,627	76,846	287,473	Wal-Mart, Sam's Wholesale Club
51.	Ridgewood Court	MS	Jackson	Fee	35.0	% (4) (13)	Built 1993	99.3%	185,939	54,723	240,662	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
52.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.1%	44,518	104,393	148,911	Best Buy, Acme, Cost Plus World Market, Office Depot
53.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.8%	407,303	51,476	458,779	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods, Loews Cineplex
54.	Royal Eagle Plaza	FL	Coral Springs (Miami — Ft. Lauderale)	Fee	35.0	% (4) (13)	Built 1989	99.3%	124,479	77,593	202,072	K Mart, Stein Mart
55.	Shops at North East Mall, The	TX	Hurst	Fee	100.0%		Built 1999	100.0%	265,595	99,097	364,692	Michael's, Office Max, PetsMart, Old Navy, Pier 1 Imports, Ulta Salon, Cosmetics & Fragrance, T.J. Maxx, Bed Bath & Beyond, Nordstrom Rack, Best Buy

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
56.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	72.1%	285,716	118,008	403,724	T.J. Maxx, Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture (8)
57.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750	101,087	Hobby Lobby, Circuit City, Pep Boys
58.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	96.3%	281,252	47,531	328,783	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond, (8)
59.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711	90,522	Best Buy, Barnes & Noble
60.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	91.4%	98,264	46,177	144,441	Michael's, Best Buy, Linens ‘n Things, (8)
61.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (4) (13)	Built 1990	94.5%	430,368	112,419	542,787	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Regal Cinema, Wal-Mart, Marsh, Menards
62.	Wabash Village	IN	West Lafayette	Ground Lease (2063)	100.0%		Built 1970	12.2%	109,388	15,148	124,536	(8)
63.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607	50,107
64.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.8%	622,244	329,427	951,671	Regal Cinema, Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness
65.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	182,161	59,226	241,387	Famous Footwear, T.J. Maxx, Toys R Us, Target
66.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (4) (13)	Built 1989	98.7%	263,782	121,455	385,237	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
67.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (4) (13)	Built 1989	96.3%	123,548	39,606	163,154	Sports Authority, PetsMart, Burlington Coat Factory
68.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	100.0%	275,703	115,723	391,426	T.J. Maxx, Office Max, Kohl's Babies R Us, Kids R Us, Cub Foods
69.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (15) (4)	Acquired 2003	98.5%	436,920	148,163	585,083	Sears, Kohl's, Bed Bath & Beyond, Weis Markets, Borders Books & Music
70.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (4) (13)	Built 1990	96.6%	309,440	72,937	382,377	Willow Knolls 14, Burlington Coat Factory, Kohl's, Sam's Wholesale Club
71.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	69.1%	395,077	223,070	618,147	Kohl's, Target, Linens ‘n Things, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								13,534,026	5,833,065	19,367,091

	OTHER PROPERTIES
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	100.0%	—	151,256	151,256	Bass, Dress Barn, Liz Claiborne, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Fee	100.0%		Acquired 2004	91.7%	—	269,307	269,307	Carter's, Izod, Nautica, Pfaltzgraff, Reebok, Pendelton, Tuesday Morning
3.	Factory Stores of America-Boaz	AL	Boaz	Ground Lease (2007)	100.0%		Acquired 2004	72.8%	—	111,909	111,909	Banister/Easy Spirit, Bon Worth, VF Outlet
4.	Factory Stores of America-Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	89.6%	—	176,615	176,615	Bass, Dress Barn, Van Heusen

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
5.	Factory Stores of America-Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	92.0%	—	83,962	83,962	Factory Brand Shoes, VF Outlet, Van Heusen
6.	Factory Stores of America-Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	98.2%	—	86,249	86,249	Dress Barn, VF Outlet, Van Heusen
7.	Factory Stores of America-Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	88.0%	—	89,646	89,646	Bass, Dress Barn, VF Outlet
8.	Factory Stores of America-Story City	IA	Story City	Fee	100.0%		Acquired 2004	76.1%	—	112,405	112,405	Dress Barn, Factory Brand Shoes, VF Outlet, Van Heusen
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%		Acquired 2004	100.0%	—	223,397	223,397	Adidas, Bass, Carter's, Eddie Bauer, Nike, OshKosh B'Gosh, Samsonite, Gap Outlet
10.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%		Acquired 2004	100.0%	—	476,985	476,985	Liz Claiborne, Nike, Reebok, Tommy Hilfiger, VF Outlet, Adidas, Calvin Klein
11.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	94.3%	—	286,924	286,924	Branson Meadows Cinemas, Dress Barn Woman, VF Outlet

	Total Other GLA								—	2,068,655	2,068,655

	Total U.S. Properties GLA								114,902,426	85,509,303	200,411,729

	PROPERTIES UNDER CONSTRUCTION
							Expected Opening
1.	Coconut Point	FL	Estero/Bonita Springs	Fee	50.0%		3/06 and 11/06					Dillard's, Muvico Theatres, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Ulta Salon, Cosmetics & Fragrance, Sports Authority, Party City, Cost Plus World Market
2.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Fall 2006
3.	Rio Grande Valley Premium Outlets	TX	Mercedes	Fee	100.0%		Fall 2006
4.	The Shops at Arbor Walk	TX	Austin	Ground Lease	100.0%		Fall 2006					Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics
5.	The Domain	TX	Austin	Fee	100.0	%(12)	3/07					Neiman Marcus, Macy's
6.	The Village at SouthPark	NC	Charlotte	Fee	100.0%		3/07					Crate & Barrel

FOOTNOTES:

(1)
This Property is managed by a third party.

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

(4)
Joint Venture Properties accounted for under the equity method.

(5)
Regional Malls—Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Premium Outlet Centers—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers—Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

(6)
Indicates anchor is currently under development.

(7)
Indicates ground lease covers less than 50% of the acreage of this Property.

(8)
Indicates vacant anchor space(s).

(9)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(10)
Indicates ground lease covers all of the Property except for parcels owned in fee by anchors.

(11)
Indicates ground lease covers outparcel only.

(12)
The Operating Partnership receives substantially all the economic benefit of the Property due to a preference, advance, or other partnership arrangement.

(13)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(14)
The Operating Partnership owns a mortgage note that encumbers Pheasant Lane Mall that entitles it to 100% of the economics of this Property.

(15)
The Operating Partnership's indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Indicates anchor has announced its intent to close this location.

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

  Arsenal Mall—105,807 sq. ft.

  Century III Mall—35,909 sq. ft.

  Circle Centre Mall—9,123 sq. ft.

  Copley Place—839,022 sq. ft.

  Fashion Centre at Pentagon City, The—169,089 sq. ft.

  Fashion Mall at Keystone, The—10,927 sq. ft.

  Greendale Mall—119,860 sq. ft.

  The Plaza & Court at King of Prussia—13,696 sq. ft.

  Lehigh Valley Mall—11,754 sq. ft.

  Lenox Square—2,674 sq. ft.

  Menlo Park Mall—50,285 sq. ft.

  Oak Court Mall—126,228 sq. ft.

  Oxford Valley Mall—110,985 sq. ft.

  Plaza Carolina—28,072 sq. ft.

  River Oaks Center—118,219 sq. ft.

  Roosevelt Field—1,610 sq. ft.

  Stanford Shopping Center—5,748 sq. ft.

  The Westchester—820 sq. ft.

(19)
Indicates that Federated has announced its intention to close this store at this Property (mall Property number) in 2006; listing follows:

  Filene's at Burlington Mall (22) (Property 18)

  L.S. Ayres at Castleton Square (Property 20)

  Filene's at Mall at Chestnut Hill (20) (Property 79)

  Filene's at Crystal Mall (Property 35)

  Famous Barr at Eastland Mall (Property 39)

  Robinsons-May at Fashion Valley Mall (20) (Property 45)

  L.S. Ayres at Greenwood Park Mall (Property 54)

  Macy's at Houston Galleria (Property 50)

  Strawbridge's at King of Prussia—The Plaza (Property 64)

  Strawbridge's at Lehigh Valley Mall (21) (Property 71)

  Macy's at Mall at Rockingham Park (Property 80)

  Strawbridge's at Montgomery Mall (21) (Property 93)

  Macy's at Northshore Mall (22) (Property 101)

  Strawbridge's at Oxford Valley Mall (21) (Property 107)

  Macy's at Pheasant Lane Mall (Property 111)

  Macy's at Ross Park Mall (Property 124)

  Kaufmann's at South Hills Village (21) (Property 132)

  Macy's at South Shore Plaza (22) (Property 133)

  Strawbridge's at Springfield Mall (Property 139)

  Macy's at The Shops at Mission Viejo (Property 128)

  Marshall Field's at University Park Mall (Property 158)

  Macy's at Westminster Mall (Property 168)

(20)
Federated has announced that these stores will be converted to Bloomingdale's. See footnote 19.

(21)
Federated announced sale of locations to Boscov's. See footnote 19.

(22)
Nordstrom has announced plans to open store in former Federated locations in Burlington Mall (2008), South Shore Plaza (2009), and Northshore Mall (2010). See footnote 19.

(23)
Federated has announced that these stores will be converted to Macy's stores in the Fall of 2006.

(24)
Federated announced its intent to sell all Lord & Taylor stores.

(25)
Saks announced its intent to sell all Parisian stores.

International Properties

            We own interests in properties outside the United States through the following international joint venture arrangements.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2005:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A. ("GCI")	49.0%	40	Italy
European Retail Enterprises, B.V. ("ERE") (1)	34.7%	11	France, Poland

(1)
Subsequent to December 31, 2005, we and our partner acquired additional interests and now each own 50% of ERE.

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. ERE also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). ERE and BEG are fully integrated European retail real estate developers, owners and managers.

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is also our partner in GCI, or are anchored by the hypermarket Carrefour in France and Poland. Certain of these properties are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan and Carrefour are the two largest hypermarket operators in Europe.

  Other International Investments

            We also hold real estate interests in five joint ventures in Japan and one in Mexico. The five Premium Outlet centers in Japan have over 1.3 million square feet of GLA and were 100% leased as of December 31, 2005. These five Premium Outlet centers contained 576 stores with approximately 273 different tenants. The Premium Outlet center in Mexico opened in December of 2004.

            The following summarizes our six other international joint venture investments:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Toki Premium Outlets — Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Punta Norte Premium Outlets — Mexico City, Mexico	50.0%

            The following property table summarizes certain data on our properties located in Europe, Japan, and Mexico at December 31, 2005.

Simon Property Group, L.P. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Freehold	34.7	% (6)	2003	132,400	408,900	541,300	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Freehold	34.7	% (6)	2004	—	336,300	336,300	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Freehold	12.1%		1992	150,700	63,000	213,700	Auchan
4.	Villabé A6	Villabé (Paris)	Freehold	5.2%		1992	102,300	104,500	206,800	Carrefour

	Subtotal France						385,400	912,700	1,298,100
	ITALY
5.	Ancona — Senigallia	Senigallia (Ancona)	Freehold	49.0%		1995	41,200	41,600	82,800	Cityper
6.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Freehold	49.0%		1995	38,900	55,900	94,800	Cityper
7.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Freehold	49.0%		1999	48,000	114,300	162,300	Cityper
8.	Bari — Casamassima	Casamassima (Bari)	Freehold	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
9.	Bari — Modugno (5)	Modugno (Bari)	Freehold	49.0%		2004	96,900	46,600	143,500	Auchan, Euronics, Decathlon
10.	Brescia — Mazzano	Mazzano (Brescia)	Freehold/Leasehold (2)	49.0	% (2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
11.	Brindisi-Mesagne	Mesagne (Brindisi)	Freehold	49.0%		2003	88,000	140,600	228,600	Auchan
12.	Cagliari — Santa Gilla	Cagliari	Freehold	49.0	% (2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
13.	Catania — La Rena	Catania	Freehold	49.0%		1998	124,100	22,100	146,200	Auchan
14.	Cuneo	Cuneo (Torino)	Freehold	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
15.	Milano — Rescaldina	Rescaldina (Milano)	Freehold	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
16.	Milano — Vimodrone	Vimodrone (Milano)	Freehold	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
17.	Napoli — Pompei	Pompei (Napoli)	Freehold	49.0%		1990	74,300	17,100	91,400	Auchan
18.	Padova	Padova	Freehold	49.0%		1989	73,300	32,500	105,800	Auchan
19.	Palermo	Palermo	Freehold	49.0%		1990	73,100	9,800	82,900	Auchan
20.	Pesaro — Fano	Fano (Pesaro)	Freehold	49.0%		1994	56,300	56,000	112,300	Auchan
21.	Pescara	Pescara	Freehold	49.0%		1998	96,300	65,200	161,500	Auchan
22.	Pescara — Cepagatti	Cepagatti (Pescara)	Freehold	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
23.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Freehold	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
24.	Roma — Collatina	Collatina (Roma)	Freehold	49.0%		1999	59,500	4,100	63,600	Auchan
25.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Freehold/Leasehold (2)	49.0	% (2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
26.	Taranto	Taranto	Freehold	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
27.	Torino	Torino	Freehold	49.0%		1989	105,100	66,700	171,800	Auchan
28.	Torino — Venaria	Venaria (Torino)	Freehold	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
29.	Venezia — Mestre	Mestre (Venezia)	Freehold	49.0%		1995	114,100	132,600	246,700	Auchan
30.	Vicenza	Vicenza	Freehold	49.0%		1995	78,400	20,100	98,500	Auchan
31.	Ancona	Ancona	Leasehold (3)	49.0	% (3)	1993	82,900	82,300	165,200	Auchan
32.	Bergamo	Bergamo	Leasehold (3)	49.0	% (3)	1976	103,000	16,900	119,900	Auchan
33.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	% (3)	1972	89,900	27,600	117,500	Auchan
34.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	% (3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
35.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	% (3)	1989	83,300	16,000	99,300	Auchan
36.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	% (3)	1976	73,500	88,500	162,000	Auchan, Bricocenter

Simon Property Group, L.P. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
37.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	% (3)	2005	163,800	120,100	283,900	Auchan
38.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	% (3)	1991	83,800	27,800	111,600	Auchan
39.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	% (3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
40.	Olbia	Olbia	Leasehold (3)	49.0	% (3)	1993	49,000	48,800	97,800	Auchan
41.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	% (3)	1998	62,700	84,900	147,600	Auchan
42.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	% (3)	1995	—	35,600	35,600
43.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	% (3)	1986	61,800	32,300	94,100	Auchan
44.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	% (3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						3,427,400	3,419,800	6,847,200
	POLAND
45.	Arkadia Shopping Center	Warsaw		34.7	% (6)	2004	202,100	902,200	1,104,300	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H&M, Zara, Royal Collection, Peek & Clopperburg
46.	Borek Shopping Center	Wroclaw	Freehold	34.7	% (6)	1999	119,900	129,300	249,200	Carrefour
47.	Dabrowka Shopping Center	Katowice	Freehold	34.7	% (6)	1999	121,000	172,900	293,900	Carrefour, Castorama
48.	Turzyn Shopping Center	Szczecin	Freehold	34.7	% (6)	2001	87,200	121,900	209,100	Carrefour
49.	Wilenska Station Shopping Center	Warsaw	Freehold	34.7	% (6)	2002	92,700	215,900	308,600	Carrefour
50.	Zakopianka Shopping Center	Krakow	Freehold	34.7	% (6)	1998	120,200	425,400	545,600	Carrefour, Castorama

	Subtotal Poland						743,100	1,967,600	2,710,700
	PORTUGAL
51.	Minho center	Braga (Porto)	Leasehold (3)	34.7	% (3) (6)	1997	120,000	101,600	221,600	Carrefour, Toys R Us, Sport Zone

							120,000	101,600	221,600

Simon Property Group, L.P. and Subsidiaries

International Property Table

						Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership	Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	JAPAN
52.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Ground Lease (2019)	40.0%	2000	—	390,000	390,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
53.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	—	321,000	321,000	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
54.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	—	229,000	229,000	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
55.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	—	178,000	178,000	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
56.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	—	187,000	187,000	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan					—	1,305,000	1,305,000
	MEXICO
57.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	232,000	232,000	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	232,000	232,000

	TOTAL INTERNATIONAL ASSETS					4,675,900	7,938,700	12,614,600

FOOTNOTES:

(1)
All gross leasable area listed in square feet.

(2)
This property is held partially in fee and partially encumbered by a leasehold on the premise which entitles the lessor to the majority of the economics of the portion of the property subject to the leasehold.

(3)
These properties are encumbered by a leasehold on the entire premises which entitles the lessor the majority of the economics of the property.

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

(6)
Subsequent to December 31, 2005, we acquired additional ownership interests and now hold a 50% ownership interest in ERE.

  Land Held for Development

            We have direct or indirect ownership interests in ten parcels of land held in the United States for future development, containing an aggregate of approximately 560 acres located in five states.

            On December 28, 2005, we invested $50 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. Initial plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes. Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. Initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering our Properties and the properties held by our international joint venture arrangements. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
and Investments in Real Estate
As of December 31, 2005
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$29,036		$2,216		10/10/12
Arsenal Mall — 1	6.75%		31,985		2,724		09/28/08
Arsenal Mall — 2	8.20%		1,496		286		05/05/16
Bangor Mall	7.06%		22,757		2,302		12/01/07
Battlefield Mall	4.60%		99,388		6,154		07/01/13
Bloomingdale Court	7.78%		27,950	(4)	2,578		11/01/09
Boardman Plaza	5.94%		23,598		1,402	(2)	07/01/14
Brunswick Square	5.65%		86,000		4,859	(2)	08/11/14
Carolina Premium Outlets — Smithfield	9.10%		20,466	(6)	2,114		03/10/13
Century III Mall	6.20%		85,712	(9)	6,541		10/10/12
Chesapeake Square	5.84%		73,000		4,263	(2)	08/01/14
Cielo Vista Mall — 1	9.38%		48,747	(5)	5,828		05/01/07
Cielo Vista Mall — 3	6.76%		35,411	(5)	3,039		05/01/07
College Mall — 1	7.00%		34,194	(8)	3,908		01/01/09
College Mall — 2	6.76%		10,913	(8)	935		01/01/09
Copley Place	7.44%		174,521		16,266		08/01/07
Coral Square	8.00%		86,895		8,065		10/01/10
The Crossings Premium Outlets	5.85%		57,953		4,649		03/13/13
Crossroads Mall	6.20%		43,048		3,285		10/10/12
Crystal River	7.63%		15,531		1,385		11/11/10	(26)
Dare Centre	9.10%		1,704	(6)	176		03/10/13	(26)
DeKalb Plaza	5.28%		3,407		284		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,518	(6)	983		03/10/13	(26)
Factory Stores of America — Boaz	9.10%		2,784	(6)	287		03/10/13	(26)
Factory Stores of America — Georgetown	9.10%		6,597	(6)	681		03/10/13	(26)
Factory Stores of America — Graceville	9.10%		1,960	(6)	202		03/10/13	(26)
Factory Stores of America — Lebanon	9.10%		1,647	(6)	170		03/10/13	(26)
Factory Stores of America — Nebraska City	9.10%		1,547	(6)	160		03/10/13	(26)
Factory Stores of America — Story City	9.10%		1,913	(6)	198		03/10/13	(26)
Forest Mall	6.20%		17,239	(10)	1,316		10/10/12
Forest Plaza	7.78%		15,330	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		550,000		26,312	(2)	12/01/10
Gateway Shopping Center	5.34	% (1)	86,000		4,592	(2)	03/31/08	(3)
Gilroy Premium Outlets	6.99%		65,748	(7)	6,236		07/11/08	(26)
Greenwood Park Mall — 1	7.00%		28,639	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		56,382	(8)	4,831		01/01/09
Gulf View Square	8.25%		32,471		3,652		10/01/06
Henderson Square	6.94%		15,265		1,270		07/01/11
Highland Lakes Center	6.20%		15,890	(9)	1,213		10/10/12
Ingram Park Mall	6.99%		80,549	(21)	6,724		08/11/11
Keystone at the Crossing	7.85%		58,594		5,642		07/01/27
Kittery Premium Outlets	6.99%		10,885	(7)	1,028		07/11/08	(26)
Knoxville Center	6.99%		60,996	(21)	5,092		08/11/11
Lake View Plaza	7.78%		20,378	(4)	1,880		11/01/09
Lakeline Mall	7.65%		66,274		6,300		05/01/07
Lakeline Plaza	7.78%		22,342	(4)	2,061		11/01/09
Las Vegas Outlet Center	8.12%		19,772		3,712		12/10/12
Lighthouse Place Premium Outlets	6.99%		45,368	(7)	4,286		07/11/08	(26)
Lincoln Crossing	7.78%		3,084	(4)	285		11/01/09
Longview Mall	6.20%		32,261	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,854	(6)	708		03/10/13	(26)
Markland Mall	6.20%		22,825	(10)	1,742		10/10/12
Matteson Plaza	7.78%		8,974	(4)	828		11/01/09
McCain Mall — 1	9.38%		22,761	(5)	2,721		05/01/07
McCain Mall — 2	6.76%		16,345	(5)	1,402		05/01/07

Midland Park Mall	6.20%		33,322	(10)	2,543		10/10/12
Montgomery Mall	5.17%		93,922		6,307		05/11/14	(26)
Muncie Plaza	7.78%		7,759	(4)	716		11/01/09
North East Mall	5.77	% (1)	140,000		8,071	(2)	05/20/06
Northfield Square	6.05%		30,985		2,485		02/11/14
Northlake Mall	6.99%		70,367	(21)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,371	(6)	865		03/10/13	(26)
Oxford Valley Mall	6.76%		82,236		7,801		01/10/11
Paddock Mall	8.25%		25,825		2,905		10/01/06
Palm Beach Mall	6.20%		53,305		4,068		10/10/12
Penn Square Mall	7.03%		69,276		6,003		03/01/09	(26)
Plaza Carolina — Fixed	5.10%		96,909		7,085		05/09/09
Plaza Carolina — Variable Capped	5.29	% (30)	97,531		7,219		05/09/09	(3)
Plaza Carolina — Variable Floating	5.29	% (1)	58,518		4,332		05/09/09	(3)
Port Charlotte Town Center	7.98%		52,460		4,680		12/11/10	(26)
Regency Plaza	7.78%		4,206	(4)	388		11/01/09
Richmond Towne Square	6.20%		46,804	(10)	3,572		10/10/12
St. Charles Towne Plaza	7.78%		26,921	(4)	2,483		11/01/09
Stanford Shopping Center	3.60	% (11)	220,000		7,920	(2)	09/11/08
Sunland Park Mall	8.63	% (13)	36,010		3,773		01/01/26
Tacoma Mall	7.00%		128,597		10,778		10/01/11
Towne East Square — 1	7.00%		45,886		4,711		01/01/09
Towne East Square — 2	6.81%		22,751		1,958		01/01/09
Towne West Square	6.99%		52,726	(21)	4,402		08/11/11
Trolley Square	9.03%		28,675		2,880		08/01/10	(26)
University Park Mall	7.43%		57,532		4,958		10/01/07
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall — 1	9.38%		30,147	(5)	3,604		05/01/07
Valle Vista Mall — 2	6.81%		7,270	(5)	626		05/01/07
Washington Square	5.94%		30,693		1,823	(2)	07/01/14
Waterloo Premium Outlets	6.99%		36,540	(7)	3,452		07/11/08	(26)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,423	(4)	500		11/01/09
White Oaks Mall	5.49	% (1)	48,563		2,666	(2)	02/25/08	(3)
White Oaks Plaza	7.78%		16,546	(4)	1,526		11/01/09
Wolfchase Galleria	7.80%		72,054		6,911		06/30/07
Woodland Hills Mall	7.00%		82,830		7,185		01/01/09	(26)

Total Consolidated Secured Indebtedness			$4,522,632

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility	4.82	% (15)	$809,264		$38,966	(2)	01/11/11	(3)
Medium Term Notes — 2	7.13%		180,000		12,825	(14)	09/20/07
Unsecured 1.8B Chelsea Acquisition Facility	4.94	% (1)	600,000		29,640	(2)	10/14/06
Unsecured Notes — 1	6.88%		250,000		17,188	(14)	11/15/06
Unsecured Notes — 2B	7.00%		150,000		10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(14)	02/09/09
Unsecured Notes — 6A	7.38%		300,000		22,125	(14)	01/20/06
Unsecured Notes — 6B	7.75%		200,000		15,500	(14)	01/20/11
Unsecured Notes — 7	6.38%		750,000		47,813	(14)	11/15/07
Unsecured Notes — 8A	6.35%		350,000		22,225	(14)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(14)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%		400,000		18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%		500,000		26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%		600,000		34,500	(14)	12/01/15
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(14)	06/15/08	(16)

			8,439,264
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Term Loan	7.26	% (33)	59,075		5,690		04/27/10
Unsecured Notes — CPG 2	7.25%		125,000		9,063	(14)	10/21/07
Unsecured Notes — CPG 3	3.50%		100,000		3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%		50,000		4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%		150,000		12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		100,000		6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		150,000		9,000	(14)	01/15/13

			734,075

Total Consolidated Unsecured Indebtedness			$9,498,339

Total Consolidated Indebtedness at Face Amounts			$14,020,971
Fair Value Interest Rate Swaps			(11,809)	(25)
Net Premium on Indebtedness			122,033
Net Discount on Indebtedness			(25,078)

Total Consolidated Indebtedness			$14,106,117	(20)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$38,708		$3,607		09/10/09
Arkadia Shopping Center	4.55	% (32)	123,239		10,585		11/01/14
Atrium at Chestnut Hill	6.89%		46,666		3,880		03/11/11	(26)
Auburn Mall	7.99%		45,317		4,222		09/10/09
Aventura Mall — A	6.55%		141,000		9,231	(2)	04/06/08
Aventura Mall — B	6.60%		25,400		1,675	(2)	04/06/08
Aventura Mall — C	6.89%		33,600		2,314	(2)	04/06/08
Avenues, The	5.29%		76,877		5,325		04/01/13
Bay 1 (Torcy)	4.20	% (32)	16,705		1,210		12/01/11
Bay 2 (Torcy)	3.60	% (32)	62,669		4,281		06/01/13
Borek Shopping Center	6.19%		15,515		2,553		02/01/12
Cape Cod Mall	6.80%		94,846		7,821		03/11/11
Circle Centre Mall	5.02%		76,905		5,165		04/11/13
Clay Terrace Partners	5.08	% (1)	115,000		5,842	(2)	10/01/15
CMBS Loan — Fixed (encumbers 13 Properties)	7.52%		357,100	(17)	26,871	(2)	05/15/06
CMBS Loan — 1 Floating (encumbers 13 Properties)	4.80	% (1)	186,500	(17)	8,952	(2)	05/15/06
CMBS Loan — 2 Floating (encumbers 13 Properties)	4.76	% (1)	81,400	(17)	3,874	(2)	05/15/06
Coconut Point	5.49	% (1)	57,473		3,155	(2)	05/19/10	(3)
Coddingtown Mall	5.64	% (1)	10,500		592	(2)	07/14/07
Crystal Mall	5.62%		101,461		7,319		09/11/12	(26)
Dabrowka Shopping Center	6.22	% (32)	4,666		681		07/01/14
Dadeland Mall	6.75%		191,773		15,566		02/11/12	(26)
Emerald Square Mall	5.13%		139,162		9,479		03/01/13
Fashion Centre Pentagon Retail	6.63%		159,114		12,838		09/11/11	(26)
Fashion Centre Pentagon Office	5.14	% (31)	40,000		2,056	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		161,413		13,255		10/11/08	(26)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(26)
Florida Mall, The	7.55%		257,329		22,766		12/10/10
Galleria Commerciali Italia — Facility A	3.53	% (19)	285,410		15,188		12/22/11	(3)
Galleria Commerciali Italia — Facility B	3.63	% (28)	297,505		16,826		12/22/11
Gaitway Plaza	4.60%		13,900	(18)	640	(2)	07/01/15
Great Northeast Plaza	9.04%		16,249		1,744		06/01/06
Greendale Mall	8.23%		39,895		3,779		12/10/06
Gotemba Premium Outlets — Fixed	2.00%		9,512	(27)	1,209		10/25/14
Gotemba Premium Outlets — Variable	1.81	% (12)	19,956	(27)	3,927		09/30/07
Gwinnett Place — 1	7.54%		36,282		3,412		04/01/07
Gwinnett Place — 2	7.25%		80,437		7,070		04/01/07
Highland Mall	6.83%		67,737		5,571		07/11/11
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
King of Prussia Mall — 1	7.49%		173,339		23,183		01/01/17
King of Prussia Mall — 2	8.53%		12,002		1,685		01/01/17
Lehigh Valley Mall	7.90%		44,725		4,959		10/10/06
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		94,636		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,362		1,396		02/02/10
Mall of Georgia	7.09%		194,713		16,649		07/01/10
Mall of New Hampshire — 1	6.96%		97,706		8,345		10/01/08	(26)
Mall of New Hampshire — 2	8.53%		8,080		786		10/01/08
Miami International Mall	5.35%		97,500		5,216	(2)	10/01/13
Northshore Mall	5.03%		210,000		10,553	(2)	03/11/14	(26)
Quaker Bridge Mall	7.03%		22,548		2,407		04/01/16
Plaza at Buckland Hills, The	4.60%		24,800	(18)	1,142	(2)	07/01/15
Ridgewood Court	4.60%		14,650	(18)	674	(2)	07/01/15
Rinku Premium Outlets	2.34%		35,796	(27)	5,007		10/25/14

Sano Premium Outlets	2.43%		43,046	(27)	7,382		05/31/16
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
Seminole Towne Center	5.04	% (23)	70,000		3,528	(2)	06/30/09	(3)
Shops at Sunset Place, The	5.14	% (22)	94,100		5,395		05/09/09	(3)
Smith Haven Mall	7.86%		115,000		9,039	(2)	06/01/06
Solomon Pond	3.97%		114,000		4,523	(2)	08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Springfield Mall	5.49	% (1)	76,500		4,200	(2)	12/01/10	(3)
Square One	6.73%		91,228		7,380		03/11/12
Surprise Grand Vista JV I, LLC	10.85%		191,000		20,723		12/28/10
Toki Premium Outlets	0.80	% (12)	12,824	(27)	1,631		10/30/09
Tosu Premium Outlets	2.60%		12,330	(27)	1,914		08/24/13
Town Center at Cobb — 1	7.54%		46,225		4,347		04/01/07
Town Center at Cobb — 2	7.25%		61,215		5,381		04/01/07
Turzyn Shopping Center	6.56%		22,440		2,934		06/01/14
Villabe A6 — Bel'Est	3.40	% (32)	11,101		800		08/01/11
Village Park Plaza	4.60%		29,850	(18)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(18)	865	(2)	07/01/15
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(26)
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	6.77%		13,457		1,282		11/01/08
Wilenska Station Shopping Center	4.35	% (32)	36,473		3,446		11/01/13
Zakopianka Shopping Center	6.82%		14,191		2,650		12/01/11

Total Joint Venture Secured Indebtedness at Face Amounts			$7,475,982
Unsecured Indebtedness:
Galleria Commerciali Italia — Facility C	3.04	% (29)	5,245		159	(2)	12/22/08	(3)

Total Joint Venture Unsecured Indebtedness			5,245
Net Premium on Indebtedness			1,329
Net Discount on Indebtedness			(3,197)

Total Joint Venture Indebtedness			$7,479,359	(24)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37 bps to 150 bps. LIBOR as of December 31, 2005 was 4.39%.

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

(9)
Loans secured by these three Properties are cross-collateralized.

(10)
Loans secured by these four Properties are cross-collateralized.

(11)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2005, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 4.355%.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2005 was 0.04938%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. No additional interest was due in 2005.

(14)
Requires semi-annual payments of interest only.

(15)
$3,000,000 Credit Facility. As of December 31, 2005, the Credit Facility bears interest at LIBOR + 0.425% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2005, $2.2 billion was available after outstanding borrowings and letter of credits.

(16)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory rate reset or a remarketing on June 15, 2008.

(17)
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

(18)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(19)
Debt is denominated in Euros and bears interest at Euribor + 1.05%. Debt consists of a Euros 269.0 million tranche of which Euros 241.0 million is drawn.

(20)
Our share of consolidated indebtedness was $13,912,933.

(21)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(22)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(23)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(24)
Our share of joint venture indebtedness was $3,169,662.

(25)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(26)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(27)
Amounts shown in US Dollar Equivalent. Yen equivalent 15,715.3 million.

(28)
Debt is denominated in Euros and bears interest at Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 251.2 million is drawn.

(29)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 4.4 million is drawn.

(30)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(31)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(32)
Associated with these loans are interest rate swap agreements with a total combined Euro 211.2 million notional amount that effectively fixed these loans at a combined 5.05%.

(33)
Through an interest rate swap agreement, effectively fixed through January 1, 2006 at the all-in interest rate presented.

  Changes in Mortgages and Other Indebtedness

            The changes in mortgages and other indebtedness for the years ended December 31, 2005, 2004, 2003 are as follows:

	2005	2004	2003
Balance, Beginning of Year	$14,586,393	$10,266,388	$9,546,081
Additions During Period:
New Loan Originations	2,484,264	4,509,640	1,745,275
Loans assumed in acquisitions and consolidations	—	1,387,182	105,131
Net Premium/(Discount) and other	(11,328)	132,905	(1,308)
Deductions During Period:
Loan Retirements	(2,764,438)	(1,652,022)	(1,079,855)
Loans Related to Deconsolidations	(100,022)	—	—
Amortization of Net (Premiums)/Discounts	(33,710)	(14,043)	(13,142)
Scheduled Principal Amortization	(55,042)	(43,657)	(35,794)

Balance, End of Year	$14,106,117	$14,586,393	$10,266,388

Item 3. Legal Proceedings

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers.

            In addition, we are a defendant in three other proceedings relating to the gift card program: Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No.: 04-1-9617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004; and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought by a private plaintiff as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            We believe that we have viable defenses under both state and federal laws to the above gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "September Order"). In the September Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits the sum of $81.38 million within nine months of the September Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest and the court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the that date.

            As a result of the September Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of a May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of interests in unconsolidated entities and other assets, net" in the accompanying consolidated statements of operations and comprehensive income. We ceased recording any contribution to net income from the results of operations of Mall of America as of September 1, 2003.

            We appealed the September Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the September Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the September Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners ("MOAA"). If MOAA refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. Triple Five, as managing partner of MOAA, has elected to cause MOAA to acquire the one-half partnership interest. In addition, Triple Five asked the Trial Court to grant it additional relief, namely to cause the Simon family partner in MOAA to be disassociated from that partnership and to terminate the existing management contract for the Mall with our subsidiary. The trial court issued an order on December 23, 2005 ("December Order"), denying Triple Five's request for dissociation of the Simon family partner in MOAA, but granting Triple Five's request that they be permitted to terminate the existing management contract for the Mall with our subsidiary. We have appealed that portion of the December Order granting Triple Five the right to terminate the management contract. On January 18, 2006, Triple Five transferred to MOAA the partnership interest it acquired from us in August, 2004, for a purchase price of approximately

$23.1 million. The purchase price was financed with a new credit facility secured by distributions payable to MOAA's partners. In connection with the resolution of this matter, the Simon family transferred, under certain circumstances, the right to receive cash flow distributions and capital transaction proceeds attributable to one-half of the interest that MOAA acquired from Triple Five (or 25%), subject to the new credit facility, to the Operating Partnership. The Simon family did not transfer its partnership interest in MOAA to us, and the Simon family retains the right to make all decisions regarding that partnership interest. As a result of the transfer to us of the right to receive cash flow distributions and capital transaction proceeds, we will recognize a gain in the first quarter of 2006 to recognize this beneficial interest, including prior earnings of the partnership since August, 2004. We will also begin to record contributions to net income and FFO representing 25% of the results of operations at Mall of America as a result of this arrangement.

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

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

  Market Information

            There is no established public trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on the units:

Declared Distribution
2005
1st Quarter	$0.70
2nd Quarter	0.70
3rd Quarter	0.70
4th Quarter	0.70
2004
1st Quarter	$0.65
2nd Quarter	0.65
3rd Quarter	0.65
4th Quarter	0.65

  Holders

            The number of holders of units was 234 as of March 6, 2006.

  Distributions

            We make distributions to our unitholders including Simon Property in order to maintain Simon Property's qualification as a REIT. Simon Property is required each year to distribute to its stockholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined at the discretion of the Board based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2005, we issued 23,300 units to Simon Property related to employee stock options that were exercised during the quarter. We used the net proceeds from the option exercised of approximately $0.9 million for general working capital purposes. The issuance of units was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as a private offering.

Item 6. Selected Financial Data

            The following tables set forth selected financial data. The selected financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial

Condition and Results of Operations. Other data we believe is important in understanding trends in our business is also included in the tables.

	As of or for the Year Ended December 3l,
	2005	2004(1)	2003(1)	2002(1)	2001(1)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$3,166,853	$2,567,774	$2,227,373	$2,038,936	$2,033,310
Income from continuing operations	457,328	454,358	433,963	527,888	281,196
Net income available to common unitholders	$510,581	$380,711	$412,532	$482,575	$202,051
BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.27	$1.47	$1.48	$1.86	$0.87
Discontinued operations	0.55	(0.04)	0.18	0.13	—
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income	$1.82	$1.43	$1.66	$1.99	$0.86

Weighted average shares outstanding	279,825	265,405	248,926	242,041	235,750
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.27	$1.47	$1.47	$1.86	$0.87
Discontinued operations	0.55	(0.04)	0.18	0.13	—
Cumulative effect of accounting change	—	—	—	—	(0.01)

Net income	$1.82	$1.43	$1.65	$1.99	$0.86

Diluted weighted average units outstanding	280,696	266,272	249,750	243,631	236,109
Distributions per unit (2)	$2.80	$2.60	$2.40	$2.18	$2.08
BALANCE SHEET DATA:
Cash and cash equivalents	$337,048	$519,556	$529,036	$390,644	$252,172
Total assets	21,131,039	21,921,902	15,522,063	14,741,116	13,644,246
Mortgages and other indebtedness	14,106,117	14,586,393	10,266,388	9,546,081	8,841,378
Partners' equity	$5,489,518	$5,779,870	$4,213,993	$4,328,196	$4,023,426
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,172,861	$1,081,418	$946,190	$880,279	$852,212
Investing activities	(51,906)	(2,742,542)	(760,000)	(784,495)	(342,085)
Financing activities	$(1,303,463)	$1,651,644	$(47,798)	$42,688	$(467,710)
Ratio of Earnings to Fixed Charges (3)	1.56x	1.63x	1.65x	1.80x	1.47x

Notes

(1)
On October 14, 2004 Simon Property acquired Chelsea Property Group, Inc. On May 3, 2002, Simon Property jointly acquired Rodamco North America N.V. In the accompanying financial statements, Note 2 describes the basis of presentation and Note 4 describes acquisitions and disposals.

(2)
Represents distributions declared per period.

(3)
The ratios for 2004, 2003, and 2002 have been restated for the reclassification of discontinued operations described in Note 3. 2002 includes $162.0 million of gains on sales of assets, net, and excluding these gains the ratio would have been 1.57x. 2001 includes a $47,000 impairment charge. Excluding this charge the ratio would have been 1.54x in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include the matters disclosed in Simon Property's periodic reports from time to time as well as national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of Simon Property's REIT status, the availability of financing, changes in market rates of interest, and exchange rates for foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and a majority-owned partnership Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries, and "Simon Property" refers specifically to Simon Property Group, Inc.

            We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2005, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 71 community/lifestyle centers, 33 Premium Outlet centers and 11 other shopping centers or outlet centers in 39 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in ten parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

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

            Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

            We seek growth in our earnings, funds from operations ("FFO"), and cash flows by enhancing the profitability and operation of our regional malls, Premium Outlet centers, community/lifestyle centers, and international investments. We seek to accomplish this growth through the following:

  •
  Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,
  •
  Expanding and re-tenanting existing franchise locations at competitive market rates,
  •
  Adding mixed-use elements to our Portfolio through our land intensification initiatives. This includes adding elements such as multifamily, condominiums, hotel and self-storage at selected locations, and
  •
  Selling non-core assets.

            We also grow by generating supplemental revenues in our existing real estate portfolio, from outlot parcel sales and, due to our size and tenant relationships, from the following:

  •
  Simon Brand Ventures ("Simon Brand") mall marketing initiatives, including fees derived from the issuance of bank-issued co-branded gift cards. Simon Brand revenues also include payment services, national media contracts, a national beverage contract and other contracts with national companies.

  •
  Simon Business Network ("Simon Business") property operating services to our tenants and others resulting from its relationships with vendors.

            We strive to develop high quality real estate across the retail real estate spectrum. We pursue strategic expansion and renovation activity to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

            We acquire high quality retail real estate within our three domestic platforms. As part of our acquisition strategy, we review and evaluate a number of acquisition opportunities based on their complement to our Portfolio.

            Lastly, we are selectively expanding our international presence. Our strategy to investing internationally includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

            To support our overall growth goals, we employ a three-fold capital strategy:

  •
  Provide the capital necessary to fund growth.
  •
  Maintain sufficient flexibility to access capital in many forms, both public and private.
  •
  Manage our overall financial structure in a fashion that preserves our investment grade ratings.

Results Overview

            Our core business fundamentals remained stable during 2005. Regional mall comparable sales per square foot ("psf") strengthened in 2005, increasing 5.4% to $450 psf from $427 psf in 2004, reflecting robust retail demand and the disposition of lower quality properties. Our regional mall average base rents increased 3.0% to $34.49 psf from $33.50 psf. In addition, we maintained strong regional mall leasing spreads of $7.40 psf in 2005 increasing from $5.74 psf in 2004. The regional mall leasing spread for 2005 includes new store leases signed at an average of $43.18 psf initial base rents as compared to $35.78 psf for store leases terminating or expiring in the same period. Our same store leasing spread for 2005 was $7.00 psf or a 17.6% growth rate and is calculated by comparing leasing activity completed in 2005 with the prior tenants' rents for those exact same spaces. Finally, our regional mall occupancy increased by 40 basis points to 93.1% as of December 31, 2005 from 92.7% as of December 31, 2004.

            During 2005, we completed acquisitions of two joint venture Properties through the following transactions:

  •
  On November 18, 2005 we purchased a 37.99% interest in Springfield Mall in Springfield, Pennsylvania for approximately $39.3 million, including the issuance of our share of debt of $29.1 million.
  •
  On November 21, 2005 we purchased a 50% interest in Coddingtown Mall in Santa Rosa, California for approximately $37.1 million, including the assumption of our share of debt of $10.5 million.

            During 2005, we invested approximately $593.0 million in development and redevelopment/expansion opportunities for our consolidated and joint venture Properties, highlighted by the following openings:

  •
  St. Johns Town Center, a 1.5 million square foot open-air retail project comprised of a town center with a mainstreet design and a community center in Jacksonville, Florida, on March 15, 2005.
  •
  Seattle Premium Outlets, a 438,000 square foot Premium Outlet center located 30 minutes north of Seattle in the Tulalip Tribes' Quil Ceda Village, on May 6, 2005.
  •
  Wolf Ranch, a 600,000 square foot open-air community center located in Georgetown, Texas, on July 15, 2005.
  •
  Firewheel Town Center, a 785,000 square foot open-air regional mall located 15 miles northeast of downtown Dallas in Garland, Texas, on October 7, 2005.
  •
  Rockaway Plaza, a 450,000 square foot community center located in Rockaway, New Jersey, adjacent to our Rockaway Townsquare, in November 2005.

            We continue to identify additional opportunities in various international markets. We look to continue to focus on our joint venture interests in Europe, Japan, and other market areas abroad. In 2005, we increased our presence in Japan with the opening of Toki Premium Outlets, a 178,000 square-foot center which opened fully leased in March of 2005. Also in 2005, we realigned the interests in European Retail Enterprises, B.V. ("ERE") with the result that our ownership and our new partner's ownership were increased to 50% each in the first quarter of 2006. We will continue to evaluate our development opportunities in future shopping centers located in China as well as additional expansion of the Premium Outlet center locations in other Far East markets. We expect international development and redevelopment/expansion activity for 2006 to include:

  •
  Our Italian joint venture will continue construction of five shopping centers in Napoli, Roma, Nola (Napoli), Guigliano (Napoli), and Milano with a gross leasable area ("GLA") of nearly 3.8 million square feet.
  •
  Our joint venture investment in ERE will continue construction of one shopping center in Gliwice, Poland and an expansion of a shopping center in Wasquehal, France with a combined total GLA of 600,000 square feet.
  •
  Our Premium Outlet center in Sano, Japan will undergo an expansion of 91,000 square feet.

            Regarding financing activities, despite significantly increasing rate environments that have resulted in one-month LIBOR increasing approximately 200 basis points (4.39% at December 31, 2005 versus 2.40% at December 31, 2004), our effective weighted average interest rate increased by only 44 basis points during the year. Our financing activities were highlighted by the following:

  •
  We refinanced our unsecured revolving credit facility ("Credit Facility") twice during 2005, first expanding the facility from $1.25 billion to $2.0 billion in January, and second increasing it to $3.0 billion in December. The Credit Facility bears interest at LIBOR plus 42.5 basis points with an additional 15 basis point facility fee on the entire facility and provides for variable grid pricing based upon our corporate credit rating. In addition, the Credit Facility has a $750 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings, and also includes a money market competitive bid option program that allows us to hold auctions to obtain lower pricing for short-term funds for up to $1.5 billion. The Credit Facility also has a one-year extension through 2011 available to us at our option.
  •
  We paid off a $110 million mortgage that bore interest at LIBOR plus 115 basis points, as a result of our disposition of the property (Riverway).
  •
  We issued four tranches of senior unsecured notes during 2005 totaling $2.1 billion at a weighted average fixed interest rate of 4.90% for the two tranches issued in June and 5.58% for the two tranches issued in November. We used the proceeds to repay $833 million in aggregate borrowings under our Credit Facility and to repay $1.2 billion of the $1.8 billion loan ("Acquisition Facility") we incurred to finance a portion of the acquisition of Chelsea Property Group, Inc. and its affiliates (collectively "Chelsea") in 2004.
  •
  We repaid $710 million in unsecured notes that bore interest at fixed rates ranging from 6.75% to 8.375%, and $250 million in unsecured notes that bore a variable rate of LIBOR plus 65 basis points.
  •
  We paid off two mortgages totaling $62 million that bore interest at fixed rates of 7.13% and 7.77%.
  •
  We repaid $268.7 million in unsecured Euro-denominated borrowings that bore a variable rate of EURIBOR plus 60 basis points.
  •
  Our obligation on a $54.9 million mortgage that bore interest at fixed rates of 5.89% was assumed by the acquirer of the property upon disposition (Cheltenham Square).

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

            We believe the total Portfolio data provides information helpful in evaluating not only the quality and growth potential of the Portfolio, but also the effectiveness of our management.

	2005	%/basis points Change(1)	2004	%/basis point Change(1)	2003	%/basis point Change(1)
Regional Malls:
Occupancy
Consolidated	93.3%	+60 bps	92.7%	+50 bps	92.2%	+10 bps
Unconsolidated	92.7%	+10 bps	92.6%	-10 bps	92.7%	-80 bps
Total Portfolio	93.1%	+40 bps	92.7%	+30 bps	92.4%	-30 bps
Average Base Rent per Square Foot
Consolidated	$34.05	3.8%	$32.81	4.9%	$31.28	5.5%
Unconsolidated	$35.30	1.5%	$34.78	3.1%	$33.73	3.8%
Total Portfolio	$34.49	3.0%	$33.50	3.8%	$32.26	5.1%
Comparable Sales Per Square Foot
Consolidated	$435	5.8%	$411	5.9%	$388	3.8%
Unconsolidated	$478	3.9%	$460	7.8%	$427	0.5%
Total Portfolio	$450	5.4%	$427	6.1%	$402	2.9%
Premium Outlet Centers:
Occupancy	99.6%	+30 bps	99.3%	—	—	—
Average Base Rent per Square Foot	$23.16	6.0%	$21.85	—	—	—
Comparable Sales Per Square Foot	$444	7.8%	$412	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	89.5%	-100 bps	90.5%	+340 bps	87.1%	+220 bps
Unconsolidated	96.1%	+140 bps	94.7%	-160 bps	96.3%	+510 bps
Total Portfolio	91.6%	-30 bps	91.9%	+170 bps	90.2%	+330 bps
Average Base Rent per Square Foot
Consolidated	$11.70	5.2%	$11.12	1.0%	$11.01	7.5%
Unconsolidated	$10.81	3.1%	$10.49	7.4%	$9.77	(0.9%)
Total Portfolio	$11.41	4.6%	$10.91	3.0%	$10.59	4.6%
Comparable Sales Per Square Foot
Consolidated	$228	2.7%	$222	5.5%	$210	6.6%
Unconsolidated	$204	2.0%	$200	(2.9%)	$206	1.6%
Total Portfolio	$220	2.3%	$215	2.9%	$209	4.8%

(1)
Percentages may not recalculate due to rounding.

            Occupancy Levels and Average Base Rents.    Occupancy and average base rent is based on mall and freestanding GLA owned by us ("Owned GLA") at mall and freestanding stores in the regional malls, all tenants at Premium Outlet centers, and all tenants at community/lifestyle centers. We believe the continued growth in regional mall occupancy is primarily the result of the overall quality of our Portfolio. The result of the growth in occupancy is a direct or indirect increase in nearly every category of revenue. Our Portfolio has maintained stable occupancy and increased average base rents, in the current economic climate.

            Comparable Sales per Square Foot.    Sales volume includes total reported retail sales at Owned GLA in the regional malls and all reporting tenants at Premium Outlet centers and community/lifestyle centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, allocable energy, administrative, repairs, maintenance, and capital improvements) that tenants can afford to pay.

International Property Data

            The following key operating statistics are provided for our investments in international properties all of which are accounted for on the equity method of accounting. Discussion regarding our results of operations for our investment in unconsolidated entities is included in our year over year comparisons to follow. The values for international Premium Outlet centers for 2004 are provided for comparative purposes. These investments were acquired as part of the acquisition of Chelsea in the fourth quarter of 2004.

	2005	2004	2003
European Shopping Centers
Occupancy	98.1%	96.0%	99.3%
Comparable sales per square foot (1)	$450	$526	N/A
Average rent per square foot (1)	$30.47	$34.11	N/A
International Premium Outlet Centers (2)
Occupancy	100%	100%	—
Comparable sales per square foot (3)	$828	$821	—
Average rent per square foot (3)	$40.56	$40.32	—

(1)
Based on a conversion factor (Euro:USD) of 1.1845 for 2005 and 1.3644 for 2004.

(2)
Does not include Premium Outlets Punta Norte in Mexico, which opened December 2004.

(3)
Based on a conversion factor (USD:Yen) of 110.45 for 2005 and 108.17 for 2004.

Significant Accounting Policies

            Our significant accounting policies are described in detail in Note 3 of the Notes to Consolidated Financial Statements. The following briefly describes those accounting policies we believe are important to understanding our business:

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
  •
  To maintain Simon Property's qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), Simon Property is required to distribute 90% of its taxable income in any given year and meet certain asset and income tests. The American Jobs Creation Act of 2004 builds in some flexibility to the REIT tax rules and imposes at most, monetary penalties in lieu of REIT disqualification, for the failure to meet certain REIT rules. These REIT savings provisions apply to issues discovered by the REIT after October 22, 2004. Simon Property monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon Property fails to maintain its REIT status, and it is not able to avail itself of the REIT savings provisions, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded during those periods. This could in turn adversely impact our ability to sell our debt securities and Simon Property's ability to sell its securities in the capital markets. We make distributions to our unitholders including Simon Property so that Simon Property can meet the REIT qualification requirements.
  •
  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings, as-if-vacant, land and the market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

Results of Operations

            In addition to the 2005 acquisitions, dispositions and Property openings previously discussed in the Results Overview, the following acquisitions, dispositions, and Property openings affected our consolidated results from continuing operations in the comparative periods:

  •
  On December 28, 2005, the deed for Biltmore Square was surrendered to the bank in full consideration of the $26 million mortgage on the property, which bore interest at a fixed rate of 7.95%, and had an anticipated maturity date of December 11, 2010.
  •
  On November 17, 2005, we sold our interest in Cheltenham Square for $71.5 million and recognized a gain on its disposition of $19.7 million.
  •
  On June 1, 2005, we sold the Riverway and O'Hare International Center office building complexes, in Rosemont, Illinois for $257.3 million and recognized a gain on their disposition of $125.1 million.
  •
  On March 15, 2005, we and our joint venture partner completed the construction of, obtained permanent financing for, and opened St. Johns Town Center (St. Johns). Prior to the completion of construction and opening of the center, we were responsible for 85% of the development costs, and guaranteed this same percentage of the outstanding construction debt. As a result, we consolidated St. Johns during its construction phase. Upon obtaining permanent financing, the guarantee was released, and our partner and our ownership percentages were each adjusted to 50%. We received a distribution from the partnership of $15.7 million in repayment of our capital contributions to equalize our ownership interests, and this Property is now accounted for using the equity method of accounting. Total investment property of St. Johns at the date of refinancing was approximately $136 million.
  •
  On January 1, 2005, Simon Property assigned the economic rights of Ocean County Mall, the only Property held directly by Simon Property, to us in exchange for 1,602,821 units and the settlement of an $88.8 million note receivable. We now consolidate the Property in our financial statements.
  •
  On December 15, 2004, we increased our ownership interest in Woodland Hills, located in Tulsa, Oklahoma, to approximately 94.5% for $119.5 million, including the assumption of our $39.7 million share of debt, resulting in this Property now being consolidated.
  •
  On November 19, 2004, we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, to 37.6% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.
  •
  On October 22, 2004, Phase III of The Forum Shops at Caesars in Las Vegas opened.
  •
  On October 14, 2004, we and Simon Property completed the acquisition of Chelsea. The acquisition included 32 Premium Outlet centers, 4 Premium Outlet centers in Japan, 3 community/lifestyle centers, 21 other retail centers, 1 Premium Outlet in Mexico, and its development portfolio. The purchase price was approximately $5.2 billion including the assumption of debt. As a result, the remaining 50% interests in two Premium Outlet centers in Las Vegas and Chicago was acquired, which resulted in our owning a 100% interest in these Properties which were previously accounted for under the equity method of accounting.
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
  •
  On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.
  •
  On August 20, 2003, we acquired a 100% interest in Stanford Shopping Center.
  •
  In the fourth quarter of 2003, we increased our ownership in Kravco Investments L.P. ("Kravco") that resulted in the consolidation of four Properties (the "Kravco transactions").

            In addition to the 2005 acquisitions, dispositions, and Property openings previously discussed in the Results Overview, the following acquisitions, dispositions, and Property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On January 11, 2005, we sold our 50% ownership interest in Metrocenter, and recorded a gain on its disposition of $11.8 million.

  •
  On October 14, 2004, Clay Terrace in Carmel, Indiana opened.
  •
  On May 10, 2004, we and our joint venture partner completed the construction and opened Chicago Premium Outlets.
  •
  On April 7, 2004, we sold the joint venture interest in a hotel property held by our management company, and on August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota (see footnotes to consolidated financial statements).
  •
  The Kravco transactions increased our ownership interests in 11 joint venture properties. We acquired control of four of the Properties and as a result have included them in the consolidated financial statements.
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

            Our consolidated discontinued operations reflect results of the following significant property dispositions on the indicated date:

Property	Date of Disposition
Hutchinson Mall	June 15, 2004
Bridgeview Court	July 22, 2004
Woodville Mall	September 1, 2004
Heritage Park Mall	December 29, 2004
Riverway (office)	June 1, 2005
O'Hare International Center (office)	June 1, 2005
Grove at Lakeland Square	July 1, 2005
Cheltenham Square	November 17, 2005
Southgate Mall	November 28, 2005
Eastland Mall (Tulsa, OK)	December 16, 2005
Biltmore Square	December 28, 2005

            For the purposes of the following comparisons between the years ended December 31, 2005 and 2004 and the years ended December 31, 2004 and 2003, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior year.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $405.4 million during the period. The net effect of the Property Transactions increased minimum rents $368.0 million of which $299.7 million was due to the operations of the Premium Outlet centers and other Properties acquired from Chelsea in October of 2004 (the "Chelsea Acquisition"). Total amortization of the fair market value of in-place leases increased minimum rents by $25.1 million, including the impact of the Property Transactions, principally the result of the Chelsea Acquisition. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $37.5 million, or 2.7%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base rents of $40.8 million. In addition, increased rents from carts, kiosks, and other temporary tenants increased comparable rents by $8.2 million. Straight-line rents also increased by $12.9 million year over year.

            Overage rents increased $19.6 million of which $16.1 million related to the Property Transactions, principally the Chelsea Acquisition. Comparable overage rents increased $3.5 million.

            Tenant reimbursements, excluding Simon Business initiatives, increased $148.7 million. The Property Transactions accounted for $128.4 million, $98.3 million of which was due to the Chelsea Acquisition. The remainder of the increase of $20.3 million, or 2.8% was in comparable Properties and was due to inflationary increases in property operating expenses, resulting in higher reimbursements.

            Management fees and other revenues increased $5.0 million primarily due to increased leasing and development support activities for new joint venture Properties.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, decreased $3.9 million. The aggregate decrease in other income included the following significant activity:

  •
  $21.9 million decrease in our land sales activity on consolidated Properties;
  •
  the effect of the Property Transactions, principally Chelsea, which contributed $5.7 million to the increase for the ancillary fees received from the Japanese Premium Outlet Properties;
  •
  increase in interest income of $1.0 million;
  •
  collection of a $4.1 million note receivable that had been previously reserved for;
  •
  $2.5 million gain on the sale of air rights at the Villages at Southpark in North Carolina;
  •
  $2.2 million in gains related to the sale of stock received in prior period bankruptcy proceedings; and
  •
  $2.5 million in other net activity of the comparable Properties.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $24.2 million to $155.8 million from $131.6 million. The increase in revenues is primarily due to:

  •
  increased revenue from fees derived from our co-branded gift card programs,
  •
  increased rents and fees from service providers,
  •
  increased advertising rentals, and
  •
  increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by a $1.9 million increase in Simon Brand and Simon Business expenses that primarily resulted from increased gift card and other operating expenses, which are reported with property operating expenses in our consolidated statements of operations and comprehensive income.

            Property operating expenses increased $68.5 million, $14.8 million of which was on comparable properties (representing an increase of 4.5%) and was principally as a result of inflationary increases. The remainder of the increase in property operating expenses was due to the effect of Property Transactions, principally the Chelsea Acquisition.

            Depreciation and amortization expenses increased $247.6 million primarily due in large part to the net effect of the Property Transactions. The Chelsea Acquisition accounted for $191.1 million of the increase. Comparable properties depreciation and amortization increased $9.6 million, or 1.8%, due to the effect of our expansion and renovation activities.

            Real estate taxes increased $49.2 million, due principally to the Property Transactions. The Chelsea Acquisition accounted for $32.3 million of the increase. The increase for the comparable properties was $9.2 million, or 4.0%.

            Repairs and maintenance increased $16.8 million due principally to the Property Transactions. The Chelsea Acquisition accounted for $9.7 million of the increase. The comparable properties increased $4.5 million, or 5.4%.

            Advertising and promotion expenses increased $24.3 million, of which $25.4 million was due to the Property Transactions, offset by a $1.1 million decrease on comparable properties.

            Provision for credit losses decreased $8.8 million from the prior period due to a reduction of gross receivables, an overall improvement in quality of the receivables, and recoveries of amounts previously written off or provided for in prior periods.

            Home office and regional costs increased $26.2 million due to the Property Transactions, primarily due to the Chelsea Acquisition and the additional costs of operating the Roseland, NJ offices, and incentive compensation arrangements.

            Other expenses increased $18.1 million due to increases in ground rent expenses of $5.1 million and increases in professional fees and legal fees.

            Interest expense increased $145.3 million due to the following:

  •
  the effect of the borrowings to finance the Property Transactions, including $41.4 million related to the Acquisition Facility,
  •
  the consolidation and/or acquisition of debt related to Property Transactions, principally the Chelsea Acquisition, which increased interest expense by $50.4 million,
  •
  increased average borrowings resulting from the impact of an unsecured note offering in August of 2004, and

  •
  increases in our average borrowing rates for our variable rate debt.

            Income from unconsolidated entities for 2005 was comparable to the results of our income from consolidated entities for 2004. This includes an increase in the aggregate operations of our joint venture Properties, as a result of our acquisition activity and redevelopment/expansion, offset by an increase in the amount of depreciation and amortization related to acquired properties, principally as a result of the Chelsea Acquisition. The total number of joint venture properties increased from 124 in 2004 to 126 in 2005.

            We recorded a $0.8 million net loss on the sales of interests in unconsolidated entities in 2005 that included our share of the loss on the sale of Forum Entertainment Center of $13.7 million, offset by our share of the gain on the sale of Metrocenter of $11.8 million and a $1.3 million net gain on the sale of a property management entity acquired as part of the Rodamco acquisition in 2002.

            In 2005, the gain on sale of discontinued operations of $146.9 million principally represents the net gain upon disposition of seven non-core Properties consisting of four regional malls, two office buildings, and one community/lifestyle center.

            The results of operations from discontinued operations includes the net operating results of properties sold, including the sale of underlying ground adjacent to the Riverway and O'Hare International Center properties. We believe these dispositions will not have a material adverse effect on our results of operations or liquidity.

            Finally, preferred unit distribution requirements increased $38.4 million due to the issuance of preferred units in conjunction with the Chelsea Acquisition.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $207.2 million during the period. The net effect of the Property Transactions increased minimum rents $136.2 million, including the amortization of $6.5 million of fair market value of acquired in-place leases as part of our acquisitions. Comparable base rents, excluding rents from Simon Brand and Simon Business, increased $71.0 million, including $7.7 million for the amortization of fair market value of in-place leases. Leasing of space at higher rents also resulted in an increase in base rents of $55.0 million. In addition, increased rents from carts, kiosks, and renting unoccupied in-line space increased comparable rents from temporary tenant income by $7.7 million. Straight-line rents also increased by $5.8 million year over year.

            Overage rents increased $19.2 million of which $13.6 million related to the Property Transactions. Comparable overage rents increased $5.6 million.

            Tenant reimbursements, excluding Simon Business initiatives, increased $80.2 million. The Property Transactions accounted for $57.5 million of the increase. The remaining portion of the increase was primarily due to increases in comparable recoverable expenditures amounting to $22.7 million, or 3.4%.

            Our management company recorded fee revenues of $55.4 million and insurance premium revenues of $17.3 million.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $4.3 million. The increase in other income was primarily due to increased outlot land sales of $8.9 million offset by a decline in lease settlement income of $2.2 million and interest income of $4.5 million.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $31.5 million to $130.7 million from $99.2 million. The increase in revenues is primarily due to:

  •
  increased revenue from fees derived from our co-branded gift card programs,
  •
  increased rents and fees from service providers,
  •
  increased advertising rentals, and
  •
  increased event and sponsorship income.

            The increased revenues from Simon Brand and Simon Business were offset by a $20.1 million increase in Simon Brand and Simon Business expenses that primarily resulted from increased gift card and other operating expenses, which are reported with property operating expenses in our consolidated statement of operations and comprehensive income.

            Property operating expenses increased $46.2 million, $18.5 million of which was on comparable properties (representing an increase of 5.8%) and was principally as a result of inflationary increases and increased gift card expenses discussed above. The remainder of the increase in property operating expenses was due to the effect of the Property Transactions.

            Depreciation and amortization expenses increased $125.8 million due in large part to the net effect of the Property Transactions. Comparable properties accounted for $53.0 million of the increase due to redevelopment and expansion activity.

            Real estate taxes increased $35.1 million, of which the Property Transactions accounted for $24.5 million of the increase. The increase for the comparable properties was $10.6 million, or 5.1%.

            Repairs and maintenance increased $8.3 million due principally to the Property Transactions.

            Advertising and promotion expenses increased $7.8 million, of which $14.2 million was due to the Property Transactions offset by a decrease of $6.4 million on comparable properties.

            Home office and regional costs increased $11.1 million due to the Property Transactions.

            In 2003, we incurred $10.6 million of costs related a withdrawn tender offer which did not recur in 2004.

            Other expenses increased $12.8 million due to increases in ground rent expenses of $4.9 million and increases in professional fees and legal fees.

            Interest expense increased $58.7 million as a result of the following:

  •
  Increase in our average borrowings of $1.8 billion. The increase in the average borrowings is primarily due to the financing of our 2004 and 2003 acquisitions,
  •
  our $500 million unsecured note offering in January of 2004,
  •
  our $900 million unsecured senior note offering in August of 2004,
  •
  and the effect of slightly higher variable interest rate levels during 2004.

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

            Income from unconsolidated entities decreased $20.0 million in 2004 as compared to 2003. This was principally the result of the Property Transactions and the effect of development projects in joint venture operations that were placed into service during 2003 resulting in a full year of operations. The total number of joint venture properties increased from 76 in 2003 to 124 in 2004.

            We recorded a $0.8 million net loss on the sale of assets in 2004 (Mall of America loss offset by a gain on the disposition of our interests in a hotel property) as compared to a $5.1 million net loss for 2003. Included in the net loss for 2003 was a $6.0 million charge in connection with Mall of America.

            In 2004, discontinued operations were the result of the sale of five non-core properties during 2004, consisting of three regional malls, one community center, and one Premium Outlet center. Our discontinued operations also include the significant property dispositions during 2005. As a result of these transactions, we reclassified the results of operations from these consolidated properties to discontinued operations. We believe these dispositions will not have a material effect on our results of operations or liquidity.

            Finally, preferred unit requirements were consistent at $63.6 million for 2004 as compared to $67.2 million for 2003. The impact of preferred units issued in connection with the Chelsea Acquisition and Kravco transactions was offset by the conversion of the Series B 6.5% Preferred units into units in the fourth quarter of 2003 and redemption of the Series E Preferred 8% units in the fourth quarter of 2004.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.6 billion during 2005. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $183.0 million during 2005 to $337.0 million as of December 31, 2005 principally as a result of changes to our co-branded gift card programs whereby funds are now held by the card-issuer banks. The December 31, 2005 cash and cash equivalents included a balance of $42.3 million related to the co-branded gift card programs, which we do not consider available for general working capital purposes.

            We refinanced the Credit Facility twice in 2005. On January 11, 2005, we increased the facility from $1.25 billion to $2.0 billion. On December 15, 2005, we refinanced the Credit Facility increasing it to $3.0 billion. The Credit Facility has a maturity date of January 11, 2010, with an additional one-year extension available at our option. The facility can also be increased to $3.5 billion within the first two years of closing at our option. The Credit Facility bears interest at LIBOR plus 42.5 basis points with an additional 15 basis point facility fee on the entire facility and provides for variable grid pricing based upon our corporate credit rating. Prior to December 15, 2005, the rate on the Credit Facility was LIBOR plus 55 basis points. In addition, the Credit Facility has a $750 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings, and also includes a money market competitive bid option program that allows us to hold auctions to obtain lower pricing for short-term funds for up to $1.5 billion On December 31, 2005, the Credit Facility had available borrowing capacity of $2.2 billion net of outstanding borrowings of $809.3 million and letters of credit of $2.5 million. During 2005, the maximum amount outstanding under the Credit Facility was $1.2 billion and the weighted average amount outstanding was $813.5 million. The weighted average interest rate was 3.75% for the year ended December 31, 2005.

            We and the Operating Partnership and/or Simon Property also have access to public equity and long term unsecured debt markets and we have access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are Baa1 by Moody's Investors Service, BBB+ by Standard & Poor's, and BBB+ by Fitch.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.6 billion during 2005. We also received $384.1 million primarily from the sale of sixteen non-core Properties. We had net payments from our debt financing and repayment activities in 2005 of $235.0 million, as discussed below in "Financing and Debt". We also:

  •
  repurchased units and preferred units at an aggregate price of $193.8 million,
  •
  paid distributions on units totaling $783.5 million,
  •
  paid distributions on preferred units totaling $101.9 million,
  •
  funded consolidated capital expenditures of $726.4 million. These capital expenditures include development costs of $340.4 million, renovation and expansion costs of $252.2 million and tenant costs and other operational capital expenditures of $133.8 million, and
  •
  funded investments in unconsolidated entities of $76.7 million.

            We met our maturing debt obligations in 2005 primarily through our refinancing and borrowing activities.

            In general, we anticipate that for 2006 and thereafter cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and the level of distributions necessary to maintain Simon Property's REIT qualification. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,
  •
  borrowings on our Credit Facility,
  •
  additional secured or unsecured debt financing, or
  •
  additional equity raised by Simon Property in the public or private markets and contributed to us in exchange for units.

  Financing and Debt

  Unsecured Debt

            We have $1.0 billion of unsecured notes that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.02% and weighted average maturities of 6.3 years.

            On June 7, 2005, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $1.0 billion at a weighted average fixed interest rate of 4.90%. The first tranche is $400.0 million at a fixed interest rate of 4.60% due June 15, 2010, and the second tranche is $600.0 million at a fixed interest rate of 5.10% due June 15, 2015. We received net proceeds of $993.0 million. We used $358.0 million of the net proceeds to reduce borrowings on our Credit Facility, $600.0 million to reduce a $1.8 billion term loan we used to finance part of the acquisition of Chelsea (the "Acquisition Facility"), and the remaining portion was used for general working capital purposes. All of the Rule 144A notes were exchanged in July of 2005 in a transaction registered under the Securities Act of 1933 for notes having the same economic terms and conditions.

            On November 8, 2005, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $1.1 billion at a weighted average fixed interest rate of 5.58%. The first tranche is $500.0 million at a fixed interest rate of 5.375% due June 1, 2011, and the second tranche is $600.0 million at a fixed interest rate of 5.75% due December 1, 2015. We received net proceeds of $1.09 billion. We used $475.0 million of the net proceeds to reduce borrowings on our Credit Facility, $600.0 million to reduce the Acquisition Facility, and the remaining portion was used for general working capital purposes. All of the Rule 144A notes are expected to be exchanged in 2006 in a transaction registered under the Securities Act of 1933 for notes having the same economic terms and conditions.

            Credit Facility.    Other significant activity on the Credit Facility during the twelve-month period ended December 31, 2005 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
January 20, 2005	$200,000	•	To repay a $250 million unsecured term loan, which had a rate of LIBOR plus 65 basis points.
March 31, 2005	17,268	•	Repayment of Chelsea's Yen unsecured loan facility, which had a rate of TIBOR plus 125 basis points.
May 16, 2005	110,000	•	Repayment of $110 million unsecured notes, which had a fixed rate of 7.625%.
June 15, 2005	300,000	•	Repayment of $300 million of unsecured notes, which had a fixed rate of 6.75%.
June 24, 2005	100,000	•	Repayment of $100 million Medium Term Notes, which had a fixed rate of 7.125%.
Various dates	155,000	•	Repayment of various series of unsecured notes, which had fixed rates ranging from 6.875% to 8.375%.
August 30, 2005	63,000	•	To repay two secured mortgages for one regional mall, which had fixed rates of 7.13% and 7.77%, respectively.
December 15, 2005	242,475	•	To repay a 200 million Euro-denominated unsecured term loan, which had a rate of EURIBOR plus 60 basis points.

            Other amounts drawn on the Credit Facility were primarily for general working capital purposes. The total aggregate amount of our repayments on the Credit Facility during the twelve month period ended December 31, 2005 was $1.5 billion. The total outstanding balance of the Credit Facility was $809.3 million as of December 31, 2005. During 2005, the maximum amount outstanding under the Credit Facility was $1.2 billion and the weighted average amount outstanding was $813.5 million.

            Acquisition Facility.    We borrowed the $1.8 billion Acquisition Facility in 2004 to finance the cash portion of the Chelsea Acquisition. The Acquisition Facility matures on October 12, 2006 and has one remaining principal payment, due at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding and provides for variable grid pricing based upon our credit rating. There is also a 7.5 basis point lenders' fee from the 13th to the 18th month, increasing to 10 basis points from the 18th month to maturity.

  Secured Debt

            Total secured indebtedness, excluding net premiums, was $4.5 billion and $5.0 billion at December 31, 2005 and December 31, 2004, respectively. During the twelve-month period ended December 31, 2005, we repaid $116.7 million in mortgage loans, unencumbering five separate Properties. In addition, on June 1, 2005, we repaid a $110 million mortgage related to our disposition of Riverway, which bore interest at LIBOR plus 115 basis points, and had a maturity date of October 1, 2006. On November 17, 2005, we sold Cheltenham Square, which held a $54.9 million mortgage that bore interest at a fixed rate of 5.89%, and had a maturity date of July 1, 2014. Finally, on December 28, 2005, the deed for Biltmore Square was surrendered to the bank in full consideration of the $26 million mortgage on the property, which bore interest at a fixed rate of 7.95%, and had an anticipated maturity date of December 11, 2010.

            Summary of Financing.    We incurred interest expense during 2005 of $799.1 million from continuing operations, net of capitalized interest of $14.4 million. Our consolidated debt, adjusted to reflect outstanding derivative instruments, as of December 31, and effective weighted average interest rate for the years then ended consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2005	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2004	Effective Weighted Average Interest Rate
Fixed Rate	$11,908,050	6.22%	$10,766,015	6.48%
Variable Rate	2,198,067	4.95%	3,820,378	3.06%

	$14,106,117	6.02%	$14,586,393	5.58%

            As of December 31, 2005, we had interest rate cap protection agreements on $207.4 million of consolidated variable rate debt. We had interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $59.1 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 4.64% and a weighted average fixed receive rate of 3.72% at December 31, 2005. As of December 31, 2005 and December 31, 2004, the net effect of these agreements effectively converted $310.9 million and $304.5 million of fixed rate debt to variable rate debt, respectively.

            We expect to meet our 2006 debt maturities principally through refinancings, the issuance of new debt securities or borrowings on the Credit Facility. We expect to have access to capital markets to meet all future long term obligations when they come due. Specific financing decisions will be made based upon market rates, property values, and our desired capital structure at the maturity date of each obligation.

            Contractual Obligations and Off-balance Sheet Arrangements.    The following table summarizes the material aspects of our future obligations as of December 31, 2005 (dollars in thousands):

	2006	2007 to 2008	2009 to 2011	After 2011	Total
Long Term Debt
Consolidated (1)	$1,414,042	$2,602,090	$5,667,985	$4,336,854	$14,020,971

Pro Rata Share Of Long Term Debt:
Consolidated (2)	$1,411,005	$2,549,186	$5,608,659	$4,261,090	$13,829,940
Joint Ventures (2)	421,516	476,464	1,218,656	1,053,931	3,170,567

Total Pro Rata Share Of Long Term Debt	1,832,521	3,025,650	6,827,315	5,315,021	17,000,507
Consolidated Capital Expenditure Commitments (3)	705,305	528,413	—	—	1,233,718
Joint Venture Capital Expenditure Commitments (3)	171,568	310,520	—	—	482,088
Consolidated Ground Lease Commitments	16,612	33,744	50,279	705,986	806,621

Total	$2,726,006	$3,898,326	$6,877,594	$6,021,008	$19,522,934

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $85,146.

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

            Our off-balance sheet arrangements relate primarily to our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2005, we have guaranteed, provided letters of credit, or have entered into the other guarantee obligations to support $41.6 million of our total $3.2 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Preferred Unit Activity

            During 2005, the holders of 197,155 Series I Preferred units excercised their rights to exchange the preferred units for shares of Simon Property's Series I Preferred Stock.

  Acquisitions and Dispositions

            Acquisitions.    In 2005 we acquired ownership interest in the following Properties:

  •
  acquired a 37.99% interest in Springfield Mall in Springfield, Pennsylvania for approximately $39.3 million, including the issuance of our share of debt of $29.1 million.
  •
  acquired a 50% interest in Coddingtown Mall in Santa Rosa, California for approximately $37.1 million, including the assumption of our share of debt of $10.5 million.

            Dispositions.    As part of our strategic plan to own quality retail real estate we continue to pursue the sale of Properties, under the right circumstances, that no longer meet our strategic criteria. In 2005, we disposed of sixteen non-core Properties that no longer met our strategic criteria. These consisted of four regional malls, two office buildings, one community/lifestyle center, and nine other outlet centers. We do not believe the sale of these Properties will have a material impact on our future results of operations or cash flows and their removal from service and sale will not materially affect our ongoing operations. We believe the disposition of these Properties will enhance the average overall quality of our Portfolio.

            Joint Ventures.    Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in Simon Property's stockholders' best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness. On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona was sold. On December 22, 2005, our Canadian property, Forum Entertainment Centre was sold. We held a 50% interest in Metrocenter and a 38% interest in Forum Entertainment Centre.

  Development Activity

            New Developments.    The following describes our new development projects, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of December 31, 2005 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
The Town Center at Coconut Point	Estero/Bonita Springs, FL	1,200,000	$213	$107	$54	2nd Quarter 2006 (b)
The Domain	Austin, TX	700,000	195	195	90	1st Quarter 2007
Rio Grande Valley Premium Outlets	Mercedes, TX	404,000	59	59	17	4th Quarter 2006
Round Rock Premium Outlets	Round Rock, TX (Austin)	433,000	106	106	50	3rd Quarter 2006
The Shops at Arbor Walk	Austin, TX	460,000	52	52	7	1st Quarter 2007
The Village at SouthPark	Charlotte, NC	81,000	26	26	2	1st Quarter 2007

(a)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

(b)
The estimated opening date represents Phase I only. Phase II estimated opening date is 4th quarter 2006.

            We expect to fund these capital projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of the total 2006 new development costs during the year to be approximately $450.0 million.

            Strategic Expansions and Renovations.    The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of December 31, 2005 (dollars in millions):

Property	Location	Incremental Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Lenox Square	Atlanta, GA	65,300	$44	$44	$4	4th Quarter 2007
Northgate Mall	Seattle, WA	114,600	39	39	2	2nd Quarter 2007
Smith Haven Mall	Lake Grove (New York), NY	20,900	65	16	3	4th Quarter 2006

(a)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We expect to fund these capital projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $175.0 million (our share) on expansion and renovation activities in 2006.

            On December 28, 2005, we invested $50 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. Initial plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes. Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. Initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

  Capital Expenditures on Consolidated Properties

            The following table summarizes total capital expenditures on consolidated Properties on a cash basis:

	2005	2004	2003
New Developments	$341	$215	$105
Renovations and Expansions	252	244	187
Tenant Allowances	69	73	54
Operational Capital Expenditures	64	17	8

Total	$726	$549	$354

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

            Currently, our net income exposure to changes in the volatility to foreign currencies is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate a significant amount of foreign denominated earnings for the next few years.

            We operate in Europe through two separate joint ventures: European Retail Enterprises, B.V. ("ERE"), in which we hold a 34.7% interest and Gallerie Commerciali Italia ("GCI"), in which we hold a 49% interest. The carrying amount of our total combined investment in ERE and GCI as of December 31, 2005 net of the related cumulative translation adjustment was $287.4 million. Currently a total of seven European developments are under construction that will add approximately 4.4 million square feet of GLA for a total net cost of approximately €683.1 million, of which our share is approximately €183.7 million.

            On October 20, 2005, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in ERE. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in ERE to Ivanhoe for €45.2 million, or $53.9 million. We then settled all remaining share purchase commitments from the founders of ERE, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. The result of these transactions equalized our and Ivanhoe's ownership in ERE to 50% each. We expect to record a gain on this transaction in the first quarter of 2006.

            As of December 31, 2005, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $287.7 million. There is one project under expansion in Sano, Japan which contains total GLA of 91,000 square feet for a total net cost of ¥2.4 billion, of which our share is approximately ¥1.0 billion.

Distributions

            On February 3, 2006, Simon Property's Board of Directors ("Board") approved an increase in the annual distribution rate to $3.04 per unit. Distributions during 2005 aggregated $2.80 per unit and distributions during 2004 aggregated $2.60 per unit. We are required to pay a minimum level of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by the Board based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. Their report is included within Item 9A of this Form 10-K.

Report Of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
            and
The Partners of Simon Property Group, L.P.:

            We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, included within Item 9A of this Form 10-K, that Simon Property Group, L.P. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the partnership's internal control over financial reporting based on our audit.

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

            In our opinion, management's assessment that Simon Property Group, L.P. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005 and the financial statement schedule listed in the Index at Item 15, and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 7, 2006

Item 9B. Other Information

            None.

Part III

Item 10. Directors and Executive Officers of the Registrant

            We are a limited partnership and Simon Property is our sole general partner. We do not have directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

            We are a limited partnership and Simon Property is our sole general partner. We do not have directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            We are a limited partnership and Simon Property is our sole general partner. We do not have directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions

            We are a limited partnership and Simon Property is our sole general partner. We do not have directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided to us by Ernst & Young LLP, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.

            We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2005 and 2004, respectively:

	2005	2004
Audit Fees (1)	$2,797,000	$2,754,500
Audit-Related Fees (2)	3,575,450	3,361,900
Tax Fees (3)	58,520	143,220
All other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the attestation on management's annual report on internal control over financial reporting and the effectiveness of internal control over financial reporting for Simon Property, Simon Property Group, L.P. and certain of their subsidiaries and services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services.

(3)
Tax fees include fees for international and other tax consulting services and tax return preparation for a subsidiary of Simon Property Group, L.P. in 2004.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
(1)    Financial Statements

Report Of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
            and
The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of Simon Property Group, L.P. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the base financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 7, 2006

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2005	December 31, 2004
ASSETS:
Investment properties, at cost	$21,745,309	$21,085,693
Less — accumulated depreciation	3,809,293	3,136,195

	17,936,016	17,949,498
Cash and cash equivalents	337,048	519,556
Tenant receivables and accrued revenue, net	357,079	358,990
Investment in unconsolidated entities, at equity	1,562,595	1,920,983
Deferred costs and other assets	938,301	1,172,875

Total assets	$21,131,039	$21,921,902

LIABILITIES:
Mortgages and other indebtedness	$14,106,117	$14,586,393
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,092,334	1,111,481
Cash distributions and losses in partnerships and joint ventures, at equity	194,476	37,739
Other liabilities, minority interest, and accrued distributions	163,524	324,160

Total liabilities	15,556,451	16,059,773

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 and 822,588 units issued and outstanding, respectively, at liquidation value	85,070	82,259
PARTNERS' EQUITY:
Preferred units, 32,900,856 and 33,042,122 units outstanding, respectively. Liquidation values $1,398,263 and $1,402,330, respectively	1,396,679	1,393,269
General Partner, 220,361,581 and 218,702,347 units outstanding, respectively	3,259,203	3,516,902
Limited Partners, 58,522,624 and 60,876,619 units outstanding, respectively	865,565	980,316
Note receivable from Simon Property (interest at 7.8%, original maturity 2009)	—	(88,804)
Unamortized restricted stock award	(31,929)	(21,813)

Total partners' equity	5,489,518	5,779,870

Total liabilities and partners' equity	$21,131,039	$21,921,902

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2005	2004	2003
REVENUE:
Minimum rent	$1,937,657	$1,528,669	$1,318,653
Overage rent	85,536	65,906	46,718
Tenant reimbursements	896,901	741,653	647,702
Management fees and other revenues	77,766	72,737	74,677
Other income	168,993	158,809	139,623

Total revenue	3,166,853	2,567,774	2,227,373

EXPENSES:
Property operating	421,576	353,051	306,828
Depreciation and amortization	849,911	602,275	476,467
Real estate taxes	291,113	241,923	206,850
Repairs and maintenance	105,489	88,713	80,372
Advertising and promotion	92,377	68,074	60,314
Provision for credit losses	8,127	16,902	15,929
Home and regional office costs	117,374	91,178	80,105
General and administrative	17,701	16,776	15,073
Costs related to withdrawn tender offer	—	—	10,581
Other	57,762	39,627	26,858

Total operating expenses	1,961,430	1,518,519	1,279,377

OPERATING INCOME	1,205,423	1,049,255	947,996
Interest expense	799,092	653,793	595,106

Income before minority interest	406,331	395,462	352,890
Minority interest	(13,743)	(9,687)	(7,277)
Income tax expense of taxable REIT subsidiaries	(16,229)	(11,770)	(7,597)

Income before unconsolidated entities	376,359	374,005	338,016
Income from unconsolidated entities	81,807	81,113	101,093
Loss on sales of interests in unconsolidated entities and other assets, net	(838)	(760)	(5,146)

Income from continuing operations	457,328	454,358	433,963
Results of operations from discontinued operations	8,242	(9,829)	23,357
Gain (loss) on disposal or sale of discontinued operations, net	146,945	(252)	22,394

NET INCOME	612,515	444,277	479,714
Preferred unit requirement	(101,934)	(63,566)	(67,182)

NET INCOME AVAILABLE TO UNITHOLDERS	$510,581	$380,711	$412,532

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$401,895	$295,954	$311,238
Limited Partners	108,686	84,757	101,294

Net income	$510,581	$380,711	$412,532

BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.27	$1.47	$1.48
Discontinued operations	0.55	(0.04)	0.18

Net income	$1.82	$1.43	$1.66

DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.27	$1.47	$1.47
Discontinued operations	0.55	(0.04)	0.18

Net income	$1.82	$1.43	$1.65

Net Income	$612,515	$444,277	$479,714
Unrealized gain on interest rate hedge agreements	3,619	5,410	24,658
Net income on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	(1,814)	(4,548)	(5,888)
Currency translation adjustments	(9,400)	3,970	4,045
Other (loss) income	(1,015)	(463)	1,337

Comprehensive Income	$603,905	$448,646	$503,866

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$612,515	$444,277	$479,714
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	806,638	606,293	513,713
Impairment on Investment Properties	—	18,000	—
Loss on sales of interests in unconsolidated entities and other assets, net	838	760	5,146
(Gain) loss on disposal or sale of discontinued operations, net	(146,945)	252	(22,394)
Straight-line rent	(21,682)	(8,981)	(3,468)
Minority interest	13,743	9,687	7,277
Minority interest distributions	(24,770)	(20,426)	(5,466)
Equity in income of unconsolidated entities	(81,807)	(81,113)	(101,093)
Distributions of income from unconsolidated entities	106,954	97,666	87,453
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	22,803	(34,900)	35,586
Deferred costs and other assets	(24,097)	(47,102)	(26,061)
Accounts payable, accrued expenses, intangibles, deferred revenues, and other liabilities	(91,329)	97,005	(24,217)

Net cash provided by operating activities	1,172,861	1,081,418	946,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(37,505)	(2,359,056)	(814,629)
Capital expenditures, net	(726,386)	(546,149)	(352,240)
Cash from acquisitions	—	51,189	2,267
Cash impact from the consolidation and de-consolidation of properties	(8,951)	2,507	48,910
Net proceeds from sale of partnership interest, other assets and discontinued operations	384,104	51,271	278,066
Investments in unconsolidated entities	(76,710)	(84,876)	(81,480)
Distributions of capital from unconsolidated entities and other	413,542	142,572	159,106

Net cash used in investing activities	(51,906)	(2,742,542)	(760,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units and other	11,321	3,430	99,725
Purchase of preferred units, partnership units, and treasury units	(193,837)	(40,195)	(93,954)
Preferred Unit redemptions	(579)	(59,681)	—
Minority interest contributions	—	464	—
Partnership distributions	(885,351)	(741,354)	(663,093)
Mortgage and other indebtedness proceeds, net of transaction costs	3,962,778	5,710,886	2,536,498
Mortgage and other indebtedness principal payments	(4,197,795)	(3,221,906)	(1,926,974)

Net cash (used in) provided by financing activities	(1,303,463)	1,651,644	(47,798)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,508)	(9,480)	138,392
CASH AND CASH EQUIVALENTS, beginning of year	519,556	529,036	390,644

CASH AND CASH EQUIVALENTS, end of year	$337,048	$519,556	$529,036

            The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Partners' Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Unamortized Restricted Stock Award	Note Receivable from Simon Property	Total Partners' Equity
Balance at December 31, 2002	$965,106	$2,574,209	$892,442	$(10,736)	$(92,825)	$4,328,196

General partner contributions (733,617 units)		17,385				17,385
Conversion and redemption of 4,830,057 Series B Preferred Units into 12,443,195 units	(449,196)	448,076				(1,120)
Issuance of 3,328,540 Series H Variable Rate Preferred Units	83,213					83,213
Repurchase of 3,250,528 Series H Variable Rate Preferred Units	(81,263)					(81,263)
Accretion of preferred units	475					475
Limited partner units converted to common units (2,880,810 units)		39,704	(39,704)			—
Issuance of 251,096 7.5% Cumulative Redeemable Preferred Units	25,109					25,109
Stock incentive program (380,835 units, net)		12,546		(12,579)		(33)
Amortization of stock incentive				10,355		10,355
Acquisition of minority interest in Management Company		(2,334)				(2,334)
Other (includes 273,307 units converted to cash and payments on note)		173	(10,980)		1,662	(9,145)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(78,075)	77,582			(493)
Distributions	(67,182)	(445,544)	(147,492)			(660,218)
Net income	67,182	311,238	101,294			479,714
Other comprehensive income		20,667	3,485			24,152

Balance at December 31, 2003	$543,444	$2,898,045	$876,627	$(12,960)	$(91,163)	$4,213,993

General partner contributions (392,943 units)		10,654				10,654
Repurchase of Series H Variable Rate Preferred Units (-78,012 units)	(1,950)					(1,950)
Limited Partner common units issued (120,671 units)			6,000			6,000
Issuance of 7.5% Cumulative Redeemable Preferred Units (4,277 units)	428					428
Issuance of limited partner Common Units in the Chelsea acquisition (4,652,232 units)			263,223			263,223
Issuance of Common Units in the Chelsea acquisition (12,978,795 units)		733,172				733,172
Issuance of Series I Convertible Perpetual Preferred Units (18,015,506 units)	900,776					900,776
Issuance of Series J Preferred Units in the Chelsea acquisition (796,948 units)	39,847					39,847
Accretion of preferred units	406					406
Series C Preferred units (-1,061,580 units) converted to common units (803,341 units)	(29,724)	29,724				—
Series C Preferred units (-9,876 units) converted to limited partner common units (7,473 units)	(277)		277			—
Series D Preferred units repurchased (-1,156,039 units)	(34,681)					(34,681)
Series E Preferred unit redemption (-1,000,000 units)	(25,000)					(25,000)
Limited partner units converted to common units (4,194,117 units)		73,726	(73,726)			—
Treasury Unit Purchase (-317,300 units)		(20,400)				(20,400)
Stock incentive program (365,602 units, net)		20,755		(20,788)		(33)
Amortization of stock incentive				11,935		11,935
Common Units Retired (-93,000)		(5,385)				(5,385)
Other (includes -234,740 limited partner units converted to cash and payments on note)		26	(17,846)		2,359	(15,461)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		9,016	(7,777)			1,239
Distributions	(63,566)	(532,164)	(151,809)			(747,539)
Net income	63,566	295,954	84,757			444,277
Other comprehensive income		3,779	590			4,369

Balance at December 31, 2004	$1,393,269	$3,516,902	$980,316	$(21,813)	$(88,804)	$5,779,870

General partner contributions (206,464 units)		6,184				6,184
Series J Preferred Stock Premium and Amortization	7,171					7,171
Accretion of preferred units	306					306
Series C Preferred units (-118,679 units) converted to limited partner common units (89,805 units)	(3,324)		3,324			—
Series D Preferred units redeemed (-19,287 units)	(578)					(578)
Series I Preferred units redeemed (-3,300 units)	(165)					(165)
Limited partner units converted to common units (2,282,808 units)		37,381	(37,381)			—
Treasury Unit Purchase (-2,815,400 units)		(182,408)				(182,408)
Stock incentive program (400,541 units, net)		24,436		(24,436)		—
Amortization of stock incentive				14,320		14,320
Merger of SPG Realty Consultants LP into SPG LP		15,231	4,245			19,476
Common Units Retired (-18,000)		(1,107)				(1,107)
Other (includes -160,992 limited partner units converted to cash)		505	(11,267)			(10,762)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		24,603	(24,603)			—
Assignment of economic interest in Ocean County (1,602,821 units)		39,289	10,953		88,804	139,046
Distributions	(101,934)	(617,136)	(166,670)			(885,740)
Net income	101,934	401,895	108,686			612,515
Other comprehensive income		(6,572)	(2,038)			(8,610)

Balance at December 31, 2005	$1,396,679	$3,259,203	$865,565	$(31,929)	$—	$5,489,518

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. In these notes to consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to the Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to our partnership agreement, we are required to pay all expenses of Simon Property.

            We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2005, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 71 community/lifestyle centers, 33 Premium Outlet centers and 11 other shopping centers or outlet centers in 39 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in ten parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Finally, we have ownership interests in 51 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

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

•
Pursuing mall marketing initiatives, including our co-branded gift card programs,
•
Forming consumer focused strategic corporate alliances, and
•
Offering property operating services to our tenants and others resulting from our relationships with vendors.

Structural Simplification

            On January 1, 2005, we simplified our organizational structure by merging SPG Realty Consultants, L.P. ("SPG Realty"), a subsidiary of Simon Property, into the Operating Partnership. SPG Realty was the Operating Partnership's paired-unit affiliate that resulted from the business combination with Corporate Property Investors, Inc. The accompanying statement of partners' equity for the year ended December 31, 2005 reflects the additional partner's equity as a result of this merger.

2.    Basis of Presentation and Consolidation

            The accompanying consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, and all significant intercompany amounts have been eliminated.

            We consolidate Properties that are wholly owned or Properties that we own less than 100% but we control. Control of a Property is demonstrated by, among other factors, our ability to:

•
manage day-to-day operations,
•
refinance debt and sell the Property without the consent of any other partner or owner, and
•
the inability of any other partner or owner to replace us.

            We also consolidate all variable interest entities when we are determined to be the primary beneficiary.

            The deficit minority interest balances included in deferred costs and other assets in the accompanying consolidated balance sheets represent outside partners' interests in the net equity of certain properties. We record deficit minority interests when a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets, the joint venture partner is obligated to make additional contributions to the extent of any capital account deficits or the joint venture partner has the ability to fund such additional contributions.

            Investments in partnerships and joint ventures represent noncontrolling ownership interests in Properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences.

            As of December 31, 2005, of our 343 properties we consolidated 197 wholly-owned properties and consolidated 20 additional properties that are less than wholly-owned, which we control or for which we are the primary beneficiary. We account for the remaining 126 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 59 of the 126 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties.

            We allocate our net operating results after preferred distributions based on our partners' respective ownership. In addition, Simon Property owns certain of our preferred units. Simon Property's weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended December 31,
	2005	2004	2003
Weighted average ownership interest	78.7%	77.7%	75.4%

            As of December 31, 2005 and 2004, Simon Property's ownership interest in the Operating Partnership was 79.0% and 78.2%, respectively. We adjust the limited partners' interest at the end of each period to reflect their ownership interest. The adjustment is reflected in the accompanying consolidated statements of partners' equity.

3.    Summary of Significant Accounting Policies

  Investment Properties

            We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred related to construction. We capitalize improvements and replacements from repair and maintenance when the repairs and maintenance extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 40 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We record depreciation on tenant allowances, tenant inducements and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

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

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component in accordance with SFAS No. 141 "Business Combinations" (FAS 141). These components typically include buildings, land and intangibles related to in-place leases and we estimate:

•
the fair value of the buildings on an as-if-vacant basis. The value allocated to land and related improvements is determined either by real estate tax assessments, a third party valuation specialist, or other relevant data.
•
the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues.
•
the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions.
•
the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

            Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. We amortize amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases, either on a specific lease methodology for a portfolio acquisition or an average of total property leases methodology, generally applied for a single property acquisition, depending on the availability of estimates by lease. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related leases or intangibles. Any remaining amount of value will be allocated to in-place leases, as deemed appropriate under the circumstances.

  Discontinued Operations

            SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires us to reclassify any material operations related to consolidated properties sold during the period to discontinued operations. We have reclassified the results of operations of the seven regional malls, community/lifestyle centers, and office building properties disposed during 2005, the five properties sold during 2004, and the thirteen properties sold in 2003 as described in Note 4 to discontinued operations in the accompanying consolidated statements of operations and comprehensive income for all periods presented. Revenues included in discontinued operations were $29.3 million for the year ended December 31, 2005, $62.7 million for the year ended December 31, 2004, and $105.6 million for the year ended December 31, 2003.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. During 2005, independent banks assumed responsibility for the gift card programs. We collect gift card funds at the point of sale and then remit those funds onto the banks for further processing. As a result, significantly all of the cash collected from the issuance of a gift card is now held by the banks. Further, the banks also now bear the related liability for funds which will be owed to retailers which honor a gift card for tender of goods and services. Our balance of cash and cash equivalents includes a balance of $42.3 million related to our co-branded gift card programs which we do not consider available for general working capital purposes. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

  Marketable Securities

            Marketable securities consist primarily of the assets of our insurance subsidiaries and are included in deferred costs and other assets. The types of securities typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income until the gain or loss is realized and recorded in other income. However, if we determine a decline in value is other than temporary, then we recognize the unrealized loss in income to write down the investments to their net realizable value. Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to their securities may be limited.

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

  Capitalized Interest

            We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose. The amount of interest capitalized during each year is as follows:

	For the Year Ended December 31,
	2005	2004	2003
Capitalized interest	$14,433	$14,612	$10,705

  Segment Disclosure

            The Financial Accounting Standards Board (the "FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership, development and management of retail real estate. We have aggregated our retail operations, including regional malls, Premium Outlet centers and community/lifestyle centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2005	2004
Deferred financing and lease costs, net	$183,249	$179,689
In-place lease intangibles, net	127,590	173,224
Fair market value of acquired above market lease intangibles, net	96,090	130,061
Marketable securities of our captive insurance companies	98,024	95,493
Goodwill	20,098	20,098
Minority interests	62,373	51,412
Prepaids, notes receivable and other assets, net	350,877	522,898

	$938,301	$1,172,875

            Deferred Financing and Lease Costs.    Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. We amortize debt premiums and discounts, which are included in mortgages and other indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. Details of these deferred costs as of December 31 are as follows:

	2005	2004
Deferred financing and lease costs	$337,919	$418,447
Accumulated amortization	(154,670)	(238,758)

Deferred financing and lease costs, net	$183,249	$179,689

            The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the year ended December 31,
	2005	2004	2003
Amortization of deferred financing costs	$22,063	$17,188	$15,710
Amortization of debt premiums net of discounts	(26,349)	(8,401)	(5,723)
Amortization of deferred leasing costs	20,606	19,209	18,626

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense.

            Intangible Assets.    The average life of the in-place lease intangibles is approximately 6.5 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases are amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles approximates five years. The unamortized amounts of below market leases are included in accounts payable, accrued expenses, intangibles and deferred revenues on the consolidated balance sheets and are $261.9 million and $334.2 million as of December 31, 2005 and 2004, respectively. The amount of amortization of above and below market leases, net for the year ended December 31, 2005, 2004, and 2003 was $48.0 million, $22.4 million, and $8.3 million, respectively.

            Details of intangible assets as of December 31 are as follows:

	2005	2004
In-place lease intangibles	$183,544	$192,263
Accumulated amortization	(55,954)	(19,039)

In-place lease intangibles, net	$127,590	$173,224

Fair market value of acquired above market lease intangibles	$144,224	$149,046
Accumulated amortization	(48,134)	(18,985)

Fair market value of acquired above market lease intangibles, net	$96,090	$130,061

            Estimated future amortization, and the increasing (decreasing) effect on minimum rents for our above and below market leases recorded as of December 31, 2005 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2006	$78,674	$(25,467)	$53,207
2007	63,145	(20,881)	42,264
2008	43,915	(16,929)	26,986
2009	29,206	(13,388)	15,818
2010	17,980	(6,958)	11,022
Thereafter	29,022	(12,467)	16,555

	$261,942	$(96,090)	$165,852

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

  Accumulated Comprehensive Income

            The components of our accumulated comprehensive income consisted of the following as of December 31:

	2005	2004
Cumulative translation adjustment	$(3,574)	$5,826
Accumulated derivative gains, net	16,155	14,350
Net unrealized gains (losses) on marketable securities	(141)	874

Total accumulated comprehensive income	$12,440	$21,050

  Revenue Recognition

            We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceeds the applicable sales threshold.

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance (CAM), real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. For approximately 40% of our leases, we receive a fixed payment from the tenant for the CAM component, which is subject to an annual adjustment. We are continually working toward converting an increased number of our leases to the fixed payment methodology. For the remainder of our leases, these CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. Our advertising and promotional costs are expensed as incurred. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not, and are not expected to be, material in any period presented.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by actuaries and management's best estimates. Total insurance reserves for our insurance subsidiary as of December 31, 2005 and 2004 approximated $93.6 million and $79.0 million, respectively.

            We recognize fee revenues from our co-branded gift card programs when the fees are earned under the related arrangements with the card issuers. Generally, these revenues are recorded at the issuance of the gift card for handling fees and, if applicable, at future dates for servicing fees in the event of non-use of the card.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Presented below is the activity in the allowance for credit losses and includes the activities related to discontinued operations during the following years:

	For the year Ended December 31,
	2005	2004	2003
Balance at Beginning of Year	$36,917	$31,305	$20,120
Consolidation of previously unconsolidated entities	122	—	1,700
Provision for Credit Losses	7,284	18,867	14,675
Accounts Written Off	(9,084)	(13,255)	(5,190)

Balance at End of Year	$35,239	$36,917	$31,305

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financials statements. State income, franchise or other taxes were not significant in any of the periods presented.

            Simon Property and certain of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require Simon Property to distribute at least 90% of its taxable income to its stockholders and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property in order to allow it to adhere to these requirements and maintain its REIT status. As REITs, the subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or any of our REIT subsidiaries fail to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If we lose our REIT status we could not elect to be taxed as a REIT for four years unless our failure to qualify was due to reasonable cause and certain other conditions were satisfied.

            On October 22, 2004, President Bush signed the American Jobs Creation Act which included several provisions of the REIT Improvement Act, which builds in some flexibility to the REIT rules. This Act provides for monetary penalties in lieu of REIT disqualification. This better matches the severity of the penalty to the REIT's error and therefore reduces the possibility of disqualification.

            Simon Property has elected taxable REIT subsidiary ("TRS") status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that don't qualify as "rents from real property". For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

            As of December 31, 2005 and 2004, we had a net deferred tax asset of $7.1 million and $11.3 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for Federal income tax purposes as well as the timing of the deductibility of losses from insurance subsidiaries.

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2005 presentation. These reclassifications have no impact on net income previously reported. Also, the statements of operations and comprehensive income for the periods ended December 31, 2003 and 2004 have been reclassified to reflect significant property dispositions during 2003, 2004, and 2005.

4.    Real Estate Acquisitions, Disposals, and Impairment

            We acquire properties to generate both current income and long-term appreciation in value. We acquire individual properties or portfolios of other retail real estate companies that meet our investment criteria. We sell properties which no longer meet our strategic criteria. Our acquisition and disposal activity for the periods presented are highlighted as follows:

  2005 Acquisitions

            On November 18, 2005, we purchased a 37.99% interest in Springfield Mall in Springfield, Pennsylvania, for approximately $39.3 million, including the issuance of our share of debt of $29.1 million. On November 21, 2005, we purchased a 50% interest in Coddingtown Mall in Santa Rosa, California, for approximately $37.1 million, including the assumption of our share of debt of $10.5 million. Both of these Properties are being accounted for on the equity method of accounting.

  2004 Acquisitions

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

            On April 27, 2004, we increased our ownership in Bangor Mall in Bangor, Maine from 32.6% to 67.6% and increased our ownership in Montgomery Mall in Montgomery, Pennsylvania from 23.1% to 54.4%. We acquired these additional ownership interests from our partner in the properties for approximately $67.0 million and the assumption of $16.8 million of debt. We funded this transaction with a mortgage and borrowings on the Credit Facility. Bangor Mall and Montgomery Mall were previously accounted for under the equity method. These Properties are now consolidated as a result of this acquisition.

            On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million. We funded this transaction with a mortgage and borrowings on the Credit Facility.

            On November 19, 2004, we increased our ownership interest in Lehigh Valley, located in Whitehall, Pennsylvania, from 24.88% to 37.61% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.

            On December 15, 2004, we increased our ownership in Woodland Hills in Tulsa, Oklahoma from 47.2% to 94.5%. We acquired this additional ownership interest from our partner in the property for approximately $119.5 million, including the assumption of $39.7 million of debt. Woodland Hills was previously accounted for under the equity method. This Property is now consolidated as a result of this acquisition.

  Chelsea Acquisition

            On October 14, 2004, Simon Property acquired all of the outstanding common stock of Chelsea Property Group, Inc. ("Chelsea") and the limited partnership units of its operating partnership subsidiary in a transaction valued at approximately $5.2 billion, including the assumption of $1.5 billion of debt (the "Chelsea Acquisition"). Chelsea had interests in 37 Premium Outlet centers and 24 other shopping centers containing 16.6 million square feet of gross leasable area in 31 states, Japan, and Mexico. We and Simon Property funded the cash portion of this acquisition with a $1.8 billion unsecured term loan facility discussed in Note 8. Chelsea common stockholders received consideration of $36.00 per share for each share of Chelsea's common stock in cash, a fractional share of 0.2936 of Simon Property common stock, and a fractional share of 0.3000 of Simon Property Series I 6% Convertible Perpetual Preferred Stock (Series I Preferred Stock). In total, Simon Property issued to Chelsea common stockholders at closing:

•
12,978,795 shares of common stock, and
•
13,261,712 shares of Series I Preferred Stock (liquidation value of $50 per share).

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

            Further, each share of Chelsea Series A Preferred Stock was converted into the right to receive one share of Simon Property Series J 8 3/8% Cumulative Redeemable Preferred Stock (Series J Preferred Stock), which has terms substantially the same as the Chelsea Series A Preferred Stock. The fair value of the Chelsea Series A Preferred Stock at the acquisition date was $39.8 million, which resulted in the issuance of 796,948 share of Series J Preferred Stock. As a result, we issued to Simon Property an equivalent number of Series J 8 3/8% Cumulative Redeemable Preferred Units with terms substantially the same as the related Series J Preferred Stock.

            As part of the Chelsea Acquisition, we issued to the limited partner of CPG Partners, L.P., the operating partnership subsidiary of Chelsea:

•
4,652,232 units; and
•
4,753,794 Series I 6% Convertible Perpetual Preferred Units (liquidation value of $50 per unit).

            As a result CPG Partners, L.P. and Chelsea are now our subsidiaries.

            During 2005, we finalized the purchase price allocation for the Chelsea Acquisition as required by FAS 141, as described in our purchase accounting allocation policy in Note 3. Our valuation of the Chelsea assets was developed in consultation with independent valuation specialists. The final purchase price allocation reflects reallocations between tangible assets and finite life intangible assets. However, these adjustments did not have a significant impact on our consolidated results of operations.

            The following summarized balance sheet represents the final purchase price allocation related to this business combination:

Investment properties	$4,978,821
Cash and cash equivalents	33,700
Tenant receivables	3,897
Investments in unconsolidated entities	320,833
Deferred costs and other assets	64,367
In-place lease intangibles	112,852
Fair market value of above market leases	130,795

Total assets	$5,645,265
Mortgages and other indebtedness, including premium of $129,021	$1,611,184
Fair market value of below market leases	268,246
Accounts payable, accrued expenses, intangibles and other	94,662

Total liabilities	$1,974,092

            The following unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2004 and 2003 includes adjustments for the Chelsea Acquisition as if the transaction had occurred as of January 1, 2003. The pro forma information does not purport to present what actual results would have been had this acquisition, and the related transaction, in fact, occurred at the previously mentioned date, or to project results for any future period. Our other acquisitions during the periods presented were not considered material business combinations for the purpose of presenting this pro forma financial information.

	For the Year Ended December 31,
Pro Forma Consolidated Statements of Operations (Unaudited)
	2004	2003
Pro Forma Total Revenue	$2,954,983	$2,691,829
Pro Forma Income from Continuing Operations	403,400	414,643
Pro Forma Net Income	403,400	414,643
Pro Forma Earnings Per Unit — Basic (a)	$1.06	$1.10
Pro Forma Earnings Per Unit — Diluted (a)	$1.06	$1.10

  (a)
  Pro forma basic earnings per unit are based upon weighted average units of 279,362,929 for 2004 and 266,557,303 for 2003. Pro forma diluted earnings per unit are based upon weighted average common units of 280,230,297 for 2004 and 267,380,835 for 2003.

  2003 Acquisitions

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

            In the fourth quarter 2003, through a series of transactions we increased our ownership interest in Kravco Investments L.P. ("Kravco"), a Philadelphia, PA based owner of regional malls, from approximately 18% to approximately 80% (which was subsequently reduced to 76% in the fourth quarter of 2004) and in its affiliated management company from approximately 15% to 50%. The portfolio consists of six regional malls, five of which are in the Philadelphia metropolitan area, and four community/lifestyle centers. We acquired our interest in Kravco from certain private investor real estate companies. We acquired our initial interest jointly with these real estate companies in connection with the Rodamco acquisition in 2002. As a result of this acquisition, we consolidated four new partnerships and account for the other six partnerships as joint ventures. The total consideration paid in these transactions was approximately $293.4 million and consisted of:

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

  2005 Disposals

            During the year ended December 31, 2005, we sold or disposed of sixteen non-core properties, consisting of four regional malls, one community/lifestyle center, nine other outlet centers and two office buildings. Our significant dispositions are summarized as follows (dollars in millions):

Properties	Previous Ownership %	Date of Disposal	Sales Price	Gain/(Loss)
Riverway and O'Hare International Center	100%	June 1, 2005	$257.3	$125.1
Grove at Lakeland Square	100%	July 1, 2005	10.4	(0.1)
Cheltenham Square	100%	November 17, 2005	71.5	19.7
Southgate Mall	100%	November 28, 2005	8.5	1.1
Eastland Mall (Tulsa, OK)	100%	December 16, 2005	1.5	(1.1)
Biltmore Square	100%	December 28, 2005	26.0	2.2

			$375.2	$146.9

            The disposition of Biltmore Square was accomplished through a transfer of the deed to the property to the lender in settlement of the remaining balance of the non-recourse debt on the property. Additionally, nine other insignificant non-core properties were sold which resulted in no gain or loss.

            We disposed of two joint venture properties during 2005. On January 11, 2005, Metrocenter was sold for $62.6 million and we recognized our share of the gain of $11.8 million. On December 22, 2005, our Canadian property, Forum Entertainment Centre, was sold and we recognized our share of the loss of $13.7 million.

            Certain of the net proceeds from these sales, net of repayment of outstanding debt, are held in escrow to complete IRS Section 1031 exchanges while the remainder was used for general working capital purposes.

  2004 Disposals

            During the year ended December 31, 2004, we sold five non-core properties, consisting of three regional malls, one community/lifestyle center and one Premium Outlet center. The significant properties and their dates of sale consisted of:

Properties	Previous Ownership %	Date of Disposal	Sales Price	Gain/(Loss)
Hutchinson Mall	100%	June 15, 2004	$16.3	$0.2
Bridgeview Court	100%	July 22, 2004	5.3	2.3
Woodville Mall	100%	September 1, 2004	2.5	(2.7)
Santa Fe Premium Outlets	100%	December 28, 2004	7.7	—
Heritage Park Mall	100%	December 29, 2004	4.1	(0.2)

			$35.9	$(0.4)

            We disposed of three joint venture properties during 2004. On April 7, 2004, we sold a joint venture interest in a hotel for $17.0 million, resulting in a gain of $12.6 million, $8.3 million net of tax. On April 8, 2004 we sold our joint venture interest in Yards Plaza resulting in no gain or loss on this disposition. On August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America (see Note 11).

  2003 Disposals

            During the year ended December 31, 2003, we sold 13 non-core properties, consisting of seven regional malls, five community centers and one mixed-use property. The properties and their dates of sale consisted of:

Properties	Previous Ownership %	Date of Disposal	Sales Price	Gain/(Loss)
Richmond Square	100%	January 9, 2003	$18.0	$(3.3)
Mounds Mall, Mounds Mall Cinema	100%	January 9, 2003	0.9	(0.1)
Memorial Mall	100%	January 9, 2003	15.1	7.7
Forest Village Park Mall	100%	April 29, 2003	20.5	12.1
North Riverside Park Plaza	100%	May 8, 2003	12.7	8.2
Memorial Plaza	100%	May 21, 2003	4.2	2.7
Fox River Plaza	100%	May 22, 2003	4.3	(1.1)
Eastern Hills Mall	100%	July 1, 2003	17.0	(38.9)
New Orleans Center	100%	October 1, 2003	36.0	(13.4)
Mainland Crossing	80%	October 28, 2003	6.1	2.7
South Park Mall	100%	November 3, 2003	2.7	(5.3)
Bergen Mall	100%	December 12, 2003	145.0	51.1

			$282.5	$22.4

            Impairment.    In 2004, we recorded an $18.0 million impairment charge related to one Property. We evaluate our Properties for impairment using a combination of estimations of the fair value based upon a multiple of the net cash flow of the Properties and discounted cash flows from the individual Properties' operations as well as contract prices, if applicable and available.

5.    Per Unit Data

            We determine basic earnings per unit based on the weighted average number of units outstanding during the period. We determine diluted earnings per unit based on the weighted average number of units outstanding combined with the incremental weighted average units that would have been outstanding assuming all dilutive potential common units were converted into units at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per unit.

	For the Year ended December 31,
	2005	2004	2003
Income from continuing operations, after preferred unit requirement	$355,394	$390,792	$366,781
Discontinued operations	155,187	(10,081)	45,751

Net Income available to Unitholders — Basic & Diluted	$510,581	$380,711	$412,532

Weighted Average Units Outstanding — Basic	279,825,351	265,405,033	248,926,276
Effect of stock options of Simon Property	871,010	867,368	823,532

Weighted Average Units Outstanding — Diluted	280,696,361	266,272,401	249,749,808

            For the year ending December 31, 2005, potentially dilutive securities include the stock options of Simon Property and certain preferred units. The only potentially dilutive security that had a dilutive effect for the years ended December 31, 2005, 2004, and 2003 were stock options of Simon Property. Units may be exchanged for shares of Simon Property common stock, on a one-for one basis, in certain circumstances. We accrue distributions when they are declared.

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2005	2004
Land	$2,560,335	$2,591,109
Buildings and improvements	18,990,912	18,324,732

Total land, buildings and improvements	21,551,247	20,915,841
Furniture, fixtures and equipment	194,062	169,852

Investment properties at cost	21,745,309	21,085,693
Less — accumulated depreciation	3,809,293	3,136,195

Investment properties at cost, net	$17,936,016	$17,949,498

Construction in progress included above	$384,096	$392,664

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 69 Properties as of December 31, 2005 and 67 as of December 31, 2004. We also held interests in two joint ventures which owned 51 European shopping centers as of December 31, 2005 and 2004. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico. We account for these Properties using the equity method of accounting.

            During 2005, we and our joint venture partner completed the construction of, obtained permanent financing for, and opened St. Johns Town Center (St. Johns). Prior to the completion of construction and opening of the center, we were responsible for 85% of the development costs, and guaranteed this same percentage of the outstanding construction debt. As a result, we consolidated St. Johns during its construction phase. Upon obtaining permanent financing, the guarantee was released, and our partner's and our ownership percentages were each adjusted to 50%. We received a distribution from the partnership of $15.7 million in repayment of our capital contributions to equalize our ownership interests, and this Property is now accounted for using the equity method of accounting.

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

            On November 29, 2005, we refinanced Houston Galleria, a joint venture Property, with an $821.0 million, 5.436% fixed-rate mortgage that matures on December 1, 2015. The balances of the two previous mortgages, which were repaid, were $213.2 million and $84.7 million and bore interest at a fixed rate of 7.93% and at LIBOR plus 150 basis points, respectively. They were scheduled to mature on December 1, 2005 and December 31, 2006, respectively. We received our share of the excess refinancing proceeds of approximately $165.0 million on the closing of the new mortgage loan.

            On December 28, 2005, we invested $50 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. Initial plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes. Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. Initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

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

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture or became the primary beneficiary and as a result, gain unilateral control of the Property. We reclassified these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" so that we may present comparative results of operations for those joint venture interests held as of December 31, 2005. Balance sheet information as of December 31 is as follows:

	2005	2004
BALANCE SHEETS
Assets:
Investment properties, at cost	$9,915,521	$9,429,465
Less — accumulated depreciation	1,951,749	1,745,498

	7,963,772	7,683,967
Cash and cash equivalents	334,714	292,770
Tenant receivables	207,153	209,040
Investment in unconsolidated entities	135,914	167,182
Deferred costs and other assets	304,825	322,660

Total assets	$8,946,378	$8,675,619

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$7,479,359	$6,398,312
Accounts payable, accrued expenses, and deferred revenue	403,390	373,887
Other liabilities	189,722	179,443

Total liabilities	8,072,471	6,951,642
Preferred units	67,450	67,450
Partners' equity	806,457	1,656,527

Total liabilities and partners' equity	$8,946,378	$8,675,619

Our Share of:
Total assets	$3,765,258	$3,619,969

Partners' equity	$429,942	$779,252
Add: Excess Investment	938,177	1,103,992

Our net Investment in Joint Ventures	$1,368,119	$1,883,244

Mortgages and other indebtedness	$3,169,662	$2,750,327

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

            As of December 31, 2005, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2006	$932,188
2007	432,720
2008	669,375
2009	491,294
2010	1,344,303
Thereafter	3,611,347

Total principal maturities	7,481,227
Net unamortized debt premiums	(1,868)

Total mortgages and other indebtedness	$7,479,359

            This debt becomes due in installments over various terms extending through 2017 with interest rates ranging from 0.80% to 9.04% and a weighted average rate of 5.77% at December 31, 2005.

	For the Year Ended December 31,
	2005	2004	2003
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,063,851	$942,877	$777,198
Overage rent	82,951	44,151	28,024
Tenant reimbursements	543,022	480,419	390,370
Other income	126,845	66,121	74,461

Total revenue	1,816,669	1,533,568	1,270,053
Operating Expenses:
Property operating	356,293	294,294	223,246
Depreciation and amortization	327,946	285,463	225,884
Real estate taxes	133,853	125,816	115,367
Repairs and maintenance	83,856	70,436	62,968
Advertising and promotion	37,591	37,481	36,346
Provision for credit losses	9,616	11,373	5,458
Other	120,766	65,730	38,554

Total operating expenses	1,069,921	890,593	707,823

Operating Income	746,748	642,975	562,230
Interest expense	403,734	370,363	330,060

Income Before Minority Interest and Gain on Sale of Asset	343,014	272,612	232,170
Minority interest	—	—	(654)
Gain on sale of asset	1,423	—	—

Income Before Unconsolidated Entities	344,437	272,612	231,516
(Loss) income from unconsolidated entities	(1,892)	(5,129)	8,393

Income from Continuing Operations	342,545	267,483	239,909
Income from consolidated joint venture interests	—	19,378	23,801
(Loss) income from discontinued joint venture interests	(2,784)	13,384	52,885
Gain on disposal or sale of discontinued operations, net	65,599	4,704	—

Net Income	$405,360	$304,949	$316,595

Third-Party Investors' Share of Net Income	$238,265	$193,282	$190,535

Our Share of Net Income	167,095	111,667	126,060
Amortization of Excess Investment	48,597	30,554	26,415
Write-off of Investment Related to Properties Sold	38,666	—	—
Our Share of Net Loss Related to Properties Sold	(1,975)	—	—

Income from Unconsolidated Entities	$81,807	$81,113	$99,645

            On January 11, 2005, Metrocenter, a joint venture regional mall property was sold. We recognized our share of the gain of $11.8 million, net of the write-off of the related investment and received $62.6 million representing our share of the proceeds from this disposition. On December 22, 2005, The Forum Entertainment Centre, our Canadian property, was sold. We recognized our share of the loss of $13.7 million, net of the write-off of the related investment, from the disposition of this property. The result of these two dispositions is included in the loss on sales of interests in unconsolidated entities and other assets, net in the 2005 consolidated statements of operations and comprehensive income.

International Joint Venture Investments

            The carrying amount of our total combined investment in two joint venture investments, European Retail Enterprises, B.V. ("ERE") and GCI, is $287.4 million as of December 31, 2005, net of the related cumulative translation adjustment. Our investments in ERE and GCI are accounted for using the equity method of accounting. The Operating Partnership has a 49% ownership in GCI and a current 34.7% ownership in ERE.

            On October 20, 2005, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in ERE. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in ERE to Ivanhoe for €45.2 million, or $53.9 million. We then settled all remaining share purchase commitments from the founders of ERE, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. The result of these transactions equalized our and Ivanhoe's ownership in ERE to 50% each. We expect to record a gain on this transaction in the first quarter of 2006.

            As of December 31, 2005, the net carrying amount of our 40% investment in the five Japanese Premium Outlet joint ventures net of the related cumulative translation adjustment was $287.7 million.

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness consist of the following as of December 31:

	2005	2004
Fixed-Rate Debt:
Mortgages and other notes, including $53,669 and $68,746 net premiums, respectively. Weighted average interest and maturity of 6.42% and 5.1 years.	$4,145,689	$4,369,655
Unsecured notes, including $38,523 and $61,034 net premiums, respectively. Weighted average interest and maturity of 5.97% and 5.6 years.	7,868,523	6,501,034
7% Mandatory Par Put Remarketed Securities, including $4,761 and $4,851 premiums, respectively, due June 2028 and subject to redemption June 2008.	204,763	204,851

Total Fixed-Rate Debt	12,218,975	11,075,540
Variable-Rate Debt:
Mortgages and other notes, at face value, respectively. Weighted average interest and maturity of 5.48% and 2.0 years.	430,612	686,771
Credit Facility (see below)	809,264	425,000
Acquisition Facility (see below)	600,000	1,800,000
Alternative Currency Facilities	—	24,359
Unsecured term loans. Weighted average rates and maturities of 7.26% and 4.3 years.	59,075	579,170

Total Variable-Rate Debt	1,898,951	3,515,300
Fair value interest rate swaps	(11,809)	(4,447)

Total Mortgages and Other Indebtedness, Net	$14,106,117	$14,586,393

            General.    At December 31, 2005, we have pledged 84 Properties as collateral to secure related mortgage notes including 8 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 42 Properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Of our 84 encumbered Properties, indebtedness of 22 of these encumbered Properties and our unsecured notes are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to prepayment of a yield-maintenance premium or defeasance. As of December 31, 2005, we are in compliance with all our debt covenants.

            Mortgages and Other Indebtedness.    The balance of fixed and variable rate mortgage notes was $4.6 billion as of December 31, 2005, including related premiums, and, of this amount $4.3 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR.

            Some of the limited partner Unitholders guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 48 limited partner Unitholders provide guarantees of foreclosure of $344.1 million of our consolidated debt at 12 consolidated Properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the unitholder is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

Unsecured Debt

            We have $1.0 billion of unsecured notes issued by our subsidiaries that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.02% and weighted average maturities of 6.3 years.

            During 2005, we refinanced our unsecured revolving credit facility (the "Credit Facility") twice. On January 11, 2005, we increased the facility from $1.25 billion to $2.0 billion. On December 15, 2005, we refinanced the Credit Facility increasing it to $3.0 billion. The Credit Facility now has a maturity date of January 11, 2010, and can be extended one year at our option. The Credit Facility can also be increased to $3.5 billion within the first two years at our option. The Credit Facility bears interest at LIBOR plus 42.5 basis points with an additional 15 basis point facility fee on the entire facility and provides for variable grid pricing based upon our corporate credit rating. Prior to December 15, 2005, the rate on the Credit Facility was LIBOR plus 55 basis points. In addition, the Credit Facility has a $750 million U.S. dollar equivalent multi-currency tranche for Euro, Yen or Sterling borrowings. The Credit Facility contains financial covenants relating to capitalization value and leverage criteria, minimum EBITDA and unencumbered EBITDA coverage ratio requirements and a minimum equity value.

            On June 7, 2005, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $1.0 billion at a weighted average fixed interest rate of 4.90%. The first tranche is $400.0 million at a fixed interest rate of 4.60% due June 15, 2010, and the second tranche is $600.0 million at a fixed interest rate of 5.10% due June 15, 2015. We received net proceeds of $993.0 million. We used $358.0 million of the net proceeds to reduce borrowings on our Credit Facility, $600.0 million to reduce a $1.8 billion term loan we used to finance part of our acquisition of Chelsea (the "Acquisition Facility"), and the remaining portion was used for general working capital purposes. All of the Rule 144A notes were exchanged in July of 2005 in a transaction registered under the Securities Act of 1933 for notes having the same economic terms and conditions.

            On November 8, 2005, we issued two tranches of senior unsecured notes to institutional investors pursuant to Rule 144A totaling $1.1 billion at a weighted average fixed interest rate of 5.58%. The first tranche is $500.0 million at a fixed interest rate of 5.375% due June 1, 2011, and the second tranche is $600.0 million at a fixed interest rate of 5.75% due December 1, 2015. We received net proceeds of $1.09 billion. We used $475.0 million of the net proceeds to reduce borrowings on our Credit Facility, $600.0 million to reduce the Acquisition Facility and the remaining portion was used for general working capital purposes. All of the Rule 144A notes are expected to be exchanged in a transaction registered under the Securities Act of 1933 for notes having the same economic terms and conditions in 2006.

            Credit Facility.    Significant activity on the Credit Facility during the twelve-month period ended December 31, 2005 was as follows:

Draw Date	Draw Amount	Use of Credit Facility Proceeds
January 20, 2005	$200,000	•	To repay a $250 million unsecured term loan, which had a rate of LIBOR plus 65 basis points.
March 31, 2005	17,268	•	Repayment of Chelsea's Yen unsecured loan facility, which had a rate of TIBOR plus 125 basis points.
May 16, 2005	110,000	•	Repayment of $110 million unsecured notes, which had a fixed rate of 7.625%.
June 15, 2005	300,000	•	Repayment of $300 million of unsecured notes, which had a fixed rate of 6.75%.
June 24, 2005	100,000	•	Repayment of $100 million Medium Term Notes, which had a fixed rate of 7.125%.
Various dates	155,000	•	Repayment of $50 million in unsecured notes, which had fixed rates ranging from 6.875% to 8.375%.
August 30, 2005	63,000	•	To repay two secured mortgages for one regional mall, which had fixed rates of 7.13% and 7.77%, respectively.
December 15, 2005	242,475	•	To repay a 200 million Euro-denominated unsecured term loan, which had a rate of EURIBOR plus 60 basis points.

            Other amounts drawn on the Credit Facility were primarily for general working capital purposes. The total aggregate amount of our repayments on the Credit Facility during the twelve month period ended December 31, 2005 was $1.5 billion. During 2005, the maximum amount outstanding under the Credit Facility was $1.2 billion and the weighted average amount outstanding was $813.5 million. The Credit Facility's weighted average interest for the year ended December 31, 2005 was 3.75%.

            Acquisition Facility.    We borrowed the $1.8 billion Acquisition Facility in 2004 to finance the cash portion of our acquisition of Chelsea. Acquisition Facility matures on October 12, 2006 and has one remaining principal payment, due at maturity. The Acquisition Facility bears interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding and provides for variable grid pricing based upon our credit rating. There is also a 7.5 basis point lenders' fee from the 13th to the 18th month, increasing to 10 basis points from the 18th month to maturity.

Secured Debt

            Total secured indebtedness was $4.6 billion and $5.1 billion at December 31, 2005 and December 31, 2004, respectively. During the twelve-month period ended December 31, 2005, we repaid $116.7 million in mortgage loans, unencumbering five separate Properties. In addition on June 1, 2005, we repaid a $110 million mortgage related to our disposition of Riverway, which bore interest at LIBOR plus 115 basis points, and had a maturity date of October 1, 2006. On November 17, 2005, we sold Cheltenham Square, which held a $54.9 million mortgage, which bore interest at a fixed rate of 5.89%, and had a maturity date of July 1, 2014. Finally, on December 28, 2005, the deed for Biltmore Square was transferred to the lender in settlement of a $26 million non-recourse mortgage on the property. The mortgage bore interest at a fixed rate of 7.95%, and had a maturity date of December 11, 2010.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2005 are as follows:

2006	$1,414,042
2007	1,657,409
2008	944,681
2009	1,653,307
2010	1,883,252
Thereafter	6,468,280

Total principal maturities	14,020,971
Net unamortized debt premium and other	85,146

Total mortgages and other indebtedness	$14,106,117

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the year ended December 31,
	2005	2004	2003
Cash paid for interest	$822,906	$648,984	$596,274

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

            As of December 31, 2005, we have reflected the fair value of outstanding consolidated derivatives in other liabilities for $11.8 million. In addition, we recorded the benefits from our treasury lock and interest rate hedge agreements in accumulated comprehensive income and the unamortized balance of these agreements is $7.0 million as of December 31, 2005. The net benefits from terminated swap agreements are also recorded in accumulated comprehensive income and the unamortized balance is $5.7 million as of December 31, 2005. As of December 31, 2005, our outstanding LIBOR based derivative contracts consist of:

•
interest rate cap protection agreements with a notional amount of $207.4 million that mature in May 2006.

•
interest rate protection agreements effectively converting variable rate debt to fixed rate debt on $59.1 million of consolidated variable rate debt that matures in January 2006.

•
variable rate swap agreements with a notional amount of $370.0 million that mature in September 2008 and January 2009 and have a weighted average pay rate of 4.64% and a weighted average receive rate of 3.72%.

            Within the next twelve months, we expect to reclassify to earnings approximately $3.3 million of income of the current balance held in accumulated other comprehensive income. The amount of ineffectiveness relating to fair value and cash flow hedges recognized in income during the periods presented was not material.

Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimated the fair values of combined fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of December 31 is summarized as follows:

	As of December 31,
	2005	2004
Fair value of fixed-rate mortgages and other indebtedness	$12,078,531	$11,357,011
Average discount rates assumed in calculation of fair value	6.11%	5.20%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2005 are as follows:

2006	$1,537,710
2007	1,415,158
2008	1,253,067
2009	1,101,068
2010	928,280
Thereafter	2,728,947

$8,964,230

            Approximately 0.8% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the Operating Partnership.

10.    Partners' Equity

            Mezzanine Equity.    Preferred units whose redemption is outside our control have been classified as temporary equity in the accompanying consolidated balance sheets. Such units are described in the following paragraph.

            7.75%/8.00% Cumulative Redeemable Preferred Units.    During 2003, in connection with the purchase of additional interest in Kravco, we issued 7.75%/8.00% Cumulative Redeemable Preferred Units (the "7.75% Preferred Units") that accrue cumulative distributions at a rate of 7.75% of the liquidation value of $100 per unit for the period beginning December 5, 2003 and ending December 31, 2004, 8.00% of the liquidation value for the period beginning January 1, 2005 and ending December 31, 2009, 10.00% of the liquidation value for the period beginning January 1, 2010 and ending December 31, 2010, and 12% of the liquidation value thereafter. These distributions are payable quarterly in arrears. A holder may require the Operating Partnership to repurchase the 7.75% Preferred Units on or after January 1, 2009 or any time the aggregate liquidation value of the outstanding units exceeds 10% of the book value of partners' equity of the Operating Partnership. The Operating Partnership may redeem the 7.75% Preferred Units on or after January 1, 2011 or earlier upon the occurrence of certain tax triggering events. Our intent is to redeem these units after January 1, 2009 after the occurrence of a tax-triggering event, which we expect to be in 2009. The redemption price is the liquidation value plus accrued and unpaid distributions, payable in cash or interest in one or more properties mutually agreed upon.

Unit Issuances and Repurchases

            In 2005, sixteen limited partners exchanged 2,205,188 units for a like number of shares of common stock of Simon Property, increasing Simon Property's interest in us, and two limited partners converted 100,817 preferred units for 76,293 common units.

            We issued 206,464 units to Simon Property related to employee stock options exercised during 2005. We used the net proceeds from the option exercises of approximately $6.2 million for general working capital purposes.

            During the first quarter of 2005, Simon Property repurchased 2,000,000 shares of common stock in the open market at an average price of $61.88 under a $250 million share repurchase program approved the Simon Property Board of Directors ("Board"), which expired on May 6, 2005. On May 11, 2005, the Board authorized a new common stock repurchase program under which Simon Property may purchase up to 6,000,000 shares of its common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During the third quarter of 2005, Simon Property repurchased 815,400 shares at an average price of $71.93 as part of this program. The program has 5,184,600 shares, limited to $191.4 million, remaining for Simon Property's potential repurchase. As a result of these share repurchases, we have repurchased a like number of our units from Simon Property.

Preferred Units

            The following table summarizes each of the authorized series of preferred units of the Operating Partnership as of December 31:

	2005	2004
Series B 6.5% convertible preferred units, 5,000,000 units authorized, none issued and outstanding to the general partner	$—	$—
Series C 7.00% cumulative convertible preferred units, 2,700,000 units authorized, 1,410,760 and 1,529,439 issued and outstanding	39,502	42,823
Series D 8.00% cumulative redeemable preferred units, 2,700,000 units authorized, 1,425,573 and 1,444,856 issued and outstanding	42,767	43,347
Series E 8.00% cumulative redeemable preferred units, 1,000,000 units authorized, none issued and outstanding	—	—
Series F 8.75% cumulative redeemable preferred units, 8,000,000 units authorized, issued and outstanding to the general partner	192,989	192,989
Series G 7.89% cumulative step-up premium rate convertible preferred units, 3,000,000 units authorized, issued and outstanding to the general partner	148,256	147,950
Series H Variable Rate Preferred Units, 3,328,540 units authorized, none issued and outstanding	—	—
Series I 6% Convertible Perpetual Preferred Units, 19,000,000 units authorized, 18,012,202 and 18,015,506 issued and outstanding	900,610	900,776
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 796,948 issued and outstanding, including unamortized premium of 7,170 in 2005	47,018	39,847
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537	25,537

	$1,396,679	$1,393,269

            Series B Convertible Preferred Units.    During 2003, all of the outstanding units of our 6.5% Series B Convertible Preferred Units were either converted into common units or were redeemed at a redemption price of $106.34 per unit. We issued an aggregate of 1,628,400 common units to the holders who exercised their conversion rights. The remaining 18,340 Series B preferred units were redeemed for cash.

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

            Series E 8.00% Cumulative Redeemable Preferred Units.    Each Series E 8.00% cumulative redeemable preferred unit has a liquidation value of $25.00 per unit and accrues cumulative distributions at the rate of $2.00 annually. The corresponding series of Simon Property preferred stock was redeemable beginning August 27, 2004 at $25.00 per share plus accrued dividends. The carrying value was being accreted to the liquidation value over the non-redeemable period. If the corresponding series of preferred stock is redeemed, the Series E preferred units would also be redeemed. The Series E Cumulative Redeemable Preferred Units were redeemed on November 10, 2004 at the liquidation value of $25 per unit.

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

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, the Operating Partnership issued 18,015,506 6% Convertible Perpetual Preferred Units in the Chelsea Acquisition. Distributions are to be made quarterly beginning November 30, 2004 at an annual rate of 6% per unit. On or after October 14, 2009, the Operating Partnership shall have the option to redeem the 6% Convertible Perpetual Preferred Units, in whole or in part, for cash only at a liquidation preference of $50.00 per unit plus accumulated and unpaid distributions. However, if the redemption date falls between the record date and distribution payment date the redemption price will be equal to only the liquidation preference per unit, and will not include any amount of distributions declared and payable on the corresponding distribution payment date. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of common stock exceeds 130% of the applicable conversion price. The 6% Convertible Perpetual Preferred Units are convertible into a number of fully paid and non-assessable Common Units upon the occurrence of a conversion triggering event at a conversion rate of 0.7853 of a common unit, as of December 31, 2005 (or a conversion triggering price of $79.59 per share of Simon Property's common stock at December 31, 2005). A conversion triggering event includes the following: (a) if the 6% Convertible Perpetual Preferred Unit is called for redemption by the Operating Partnership; or, (b) if Simon Property is a party to a consolidation, merger, binding share exchange, or sale of all or substantially all of its assets; or, (c) if during any fiscal quarter after the fiscal quarter ending December 31, 2004, the closing sale price of Simon Property's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing price condition is not met at the end of any fiscal quarter, then conversions will not be permitted in the following fiscal quarter. The holder has the option to exchange Series I Preferred Units for an equal number of shares of Series I Preferred Stock of Simon Property; however, the Operating Partnership may elect to pay cash in lieu of the shares of stock.

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    On October 14, 2004, we issued 796,948 units of Series J 8 3/8% Cumulative Redeemable Preferred Units in replacement of an existing series of Chelsea preferred units in the Chelsea Acquisition. On or after October 15, 2027, the Series J Preferred Units, in whole or in part, may be redeemed at our option at a price, payable in cash, of $50.00 per unit plus accumulated and unpaid distributions. The Series J Preferred Units are not convertible or exchangeable for any other property or securities of the Operating Partnership. The Series J Preferred Stock was issued at a premium of $7,553 as of the date of the acquisition of Chelsea. For our preliminary purchase price allocation, premium related to this financing component as of December 31, 2004 was included with the other financing related premiums attributable to this business combination.

            7.5% Cumulative Redeemable Preferred Units.    The Operating Partnership issued 7.5% Cumulative Redeemable Preferred Units (the "7.5% Preferred Units") in connection with the purchase of additional interest in Kravco. The 7.5% Preferred Units accrue cumulative dividends at a rate of $7.50 annually, which is payable quarterly in arrears. The Operating Partnership may redeem the 7.5% Preferred Units on or after November 10, 2013 unless there is the occurrence of certain tax triggering events such as death of the initial unitholder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value of $100 per unit plus accrued and unpaid distributions, payable either in cash or shares of

Simon Property common stock. In the event of the death of a holder of the 7.5% Preferred Units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the Preferred unitholder may require the Operating Partnership to redeem the 7.5% Preferred Units payable at the option of the Operating Partnership in either cash or shares of Simon Property common stock.

Notes Receivable from Former CPI Stockholders

            Notes receivable of $17,787 from former Corporate Property Investors, Inc. ("CPI") stockholders, which result from securities issued under CPI's executive compensation program and were assumed in our merger with CPI, are reflected as a deduction from capital in excess of par value in the consolidated statements of partners' equity in the accompanying financial statements. A total of $138 of these notes bear interest at rates ranging from 6.00% to 7.50%. The remainder of the notes do not bear interest and become due at the time the underlying shares are sold.

Note Receivable from Simon Property

            In 1999, Simon Property borrowed $92.8 million from us at 7.8% interest with a maturity of December 2009. Simon Property used the proceeds to purchase a non-controlling 88% interest in Northshore Mall. Simon Property contributed its interest in the Property to us in exchange for 3,617,070 units. The note receivable from Simon Property was recorded as a reduction of partners' equity. The amount of interest earned during 2004 and 2003 was $7,046 and $7,173, respectively.

            On January 1, 2005, Simon Property assigned the economic rights of Ocean County Mall, the only Property held directly by Simon Property, to the Operating Partnership in exchange for 1,602,821 units and the settlement of the note receivable. The Property is now consolidated with the Operating Partnership. The assignment was a final step to align the ownership interests in the properties acquired as a result of the merger with Corporate Properties Inc. in 1998 and the acquisition of the Northshore Mall in 1999.

The Simon Property Group 1998 Stock Incentive Plan

            We, along with Simon Property, have a stock incentive plan (the "1998 Plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. As of December 31, 2005, Simon Property had reserved 11,300,000 shares for issuance under the 1998 Plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase Units for cash in an amount equal to the fair market value of such shares.

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

            Automatic Awards For Eligible Directors.    Prior to May 7, 2003, the 1998 Plan provided for automatic grants of Options to directors ("Director Options") of Simon Property who are not also our employees or employees of our affiliates ("Eligible Directors"). Each Eligible Director was automatically granted Director Options to purchase 5,000 shares upon the director's initial election to the Board, and upon each re-election, an additional 3,000 Director

Options multiplied by the number of calendar years that had elapsed since such person's last election to the Board. The exercise price of Director Options is equal to the fair market value of the shares on the date of grant. Director Options vest and become exercisable on the first anniversary of the date of grant or in the event of a "Change in Control" as defined in the 1998 Plan. The last year during which Eligible Directors received awards of Director Options was 2002.

            Pursuant to an amendment to the 1998 Plan approved by the Simon Property stockholders effective May 7, 2003, Eligible Directors now receive annual grants of restricted stock in lieu of Director Options. Each Eligible Director receives on the first day of the first calendar month following his or her initial election as a director, a grant of 1,000 shares of restricted stock annually. Thereafter, as of the date of each annual meeting of Simon Property's stockholders, Eligible Directors who are re-elected as directors receive a grant of 1,000 shares of restricted stock. In addition, Eligible Directors who serve as chairpersons of the standing committees of the Board receive an additional annual grant in the amount of 500 shares of restricted stock (in the case of the Audit Committee) or 300 shares of restricted stock (in the case of all other standing committees).

            Each award of restricted stock vests in four equal annual installments on January 1 of each year, beginning in the year following the year in which the award occurred. If a director otherwise ceases to serve as a director before vesting, the unvested portion of the award terminates. Any unvested portion of a restricted stock award vests if the director dies or becomes disabled while in office or has served a minimum of five annual terms as a director, but only if the Compensation Committee or full Board determines that such vesting is appropriate. The restricted stock also vests in the event of a "Change in Control".

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

            Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to growth targets and other factors established by the Compensation Committee related to the most recent year's performance (the "Restricted Stock Program"). Restricted Stock Program grants vests annually over a four-year period (25% each year) beginning on January 1 of the year following in which the restricted stock award is related. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2005 a total of 3,823,714 shares of restricted stock, net of forfeitures, have been awarded under the plan. As a result, we have issued a like number of units to Simon Property as called for in our partnership agreement. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2005	2004	2003
Restricted stock shares awarded, net of forfeitures	400,541	365,602	380,835
Weighted average grant price of shares granted	$61.01	$56.86	$33.03
Amortization expense	$14,320	$11,935	$10,355

            The weighted average life of our outstanding options as of December 31, 2005 is 4.3 years. Information relating to Director Options and Employee Options from December 31, 2002 through December 31, 2005 is as follows:

	Director Options		Employee Options
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2002	178,360	$26.97	2,505,050	$25.46

Granted	—	N/A	—	N/A
Exercised	(86,000)	26.43	(647,617)	23.44
Forfeited	—	N/A	(5,400)	25.54

Shares under option at December 31, 2003	92,360	$27.48	1,852,033	$26.16

Granted and other (1)	—	N/A	263,884	49.79
Exercised	(28,070)	29.13	(364,873)	27.05
Forfeited	—	N/A	(55,018)	24.15

Shares under option at December 31, 2004	64,290	$26.75	1,696,026	$29.71

Granted	—	N/A	18,000	61.48
Exercised	(22,860)	25.25	(183,604)	27.20
Forfeited	(3,930)	25.51	(2,500)	25.54

Shares under option at December 31, 2005	37,500	$27.80	1,527,922	$30.39

(1)
Principally Chelsea options issued to certain employees as part of acquisition consideration.

	Outstanding			Exercisable
Director Options: Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
$0.00 - $22.25	—	N/A	N/A	—	N/A
$22.26 - $33.68	37,500	3.90	$27.80	37,500	$27.80

Total	37,500		$27.80	37,500	$27.80

	Outstanding			Exercisable
Employee Options: Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
$0.00 - $22.35	—	N/A	N/A	—	N/A
$22.36 - $30.38	1,288,673	4.07	$26.16	1,288,673	$26.16
$30.39 - $46.97	59,749	8.10	$46.97	59,749	$46.97
$46.98 - $63.51	179,500	4.79	$55.19	161,500	$54.49

Total	1,527,922		$30.39	1,509,922	$30.01

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their Units for shares of common stock on a one-for-one basis or cash, as selected by the Board. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. At December 31, 2005, we had reserved 80,001,088 shares of common stock for possible issuance upon the exchange of Units, options, Class B and C common stock and certain convertible preferred stock.

11.    Commitments and Contingencies

Litigation

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers.

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

            Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al. On or about November 9, 1999, Triple Five of Minnesota, Inc. commenced an action in the District Court for the state of Minnesota, Fourth Judicial District, against, among others, Mall of America, certain members of the Simon family and entities allegedly controlled by such individuals, and us. The action was later removed to federal court. On September 10, 2003, the court issued its decision in a Memorandum and Order (the "September Order"). In the September Order, the court found that certain entities and individuals breached their fiduciary duties to Triple Five. The court did not award Triple Five damages but instead awarded Triple Five equitable and other relief and imposed a constructive trust on that portion of the Mall of America owned by us. Specifically, as it relates to us, the court ordered that Triple Five was entitled to purchase from us the one-half partnership interest that we purchased in October 1999, provided Triple Five remits the sum of $81.38 million within nine months of the September Order. On August 6, 2004, Triple Five closed on its purchase of our one-half partnership interest and the court further held that we must disgorge all "net profits" that we received as a result of our ownership interest in the Mall from October 1999 to the that date.

            As a result of the September Order, we initially recorded a $6.0 million charge for our share of the estimated loss in 2003. In the first quarter of 2004, as a result of a May 3, 2004 memorandum issued by the court appointed mediator, which has now been affirmed by the court, we recorded an additional $13.5 million charge for our share of the loss that is included in "(Loss) gain on sales of interests in unconsolidated entities and other assets, net" in the accompanying consolidated statements of operations and comprehensive income. We ceased recording any contribution to net income from the results of operations of Mall of America as of September 1, 2003.

            We appealed the September Order to the United States Court of Appeals for the Eighth Circuit. On April 21, 2005, the Court of Appeals issued its opinion, affirming in part and reversing in part the Order of the trial court. The Appellate Court opinion changes the equitable remedy contained in the September Order and requires that the one-half partnership interest Triple Five acquired from us pursuant to the September Order must instead be offered, for the same price, to Mall of America Associates, a general partnership in which Triple Five and an entity affiliated with the Simon family are 50/50 partners ("MOAA"). If MOAA refuses to purchase the interest, then Triple Five must transfer back to us one-half of the interest it acquired from us in August, 2004. Triple Five, as managing partner of MOAA, has elected to cause MOAA to acquire the one-half partnership interest. In addition, Triple Five asked the Trial Court to grant it additional relief, namely to cause the Simon family partner in MOAA to be disassociated from that partnership and to terminate the existing management contract for the Mall with our subsidiary. The trial court issued an order on December 23, 2005 ("December Order"), denying Triple Five's request for dissociation of the Simon family partner in MOAA, but granting Triple Five's request that they be permitted to terminate the existing management contract for the Mall with our subsidiary. We have appealed that portion of the December Order granting Triple Five the right to terminate the management contract. On January 18, 2006, Triple Five transferred to MOAA the partnership interest it acquired from us in August, 2004, for a purchase price of approximately $23.1 million. The purchase price was financed with a new credit facility secured by distributions payable to MOAA's partner. In connection with the resolution of this matter, the Simon family transferred, under certain circumstances, the right to receive cash flow distributions and capital transaction proceeds attributable to one-half of the interest that MOAA acquired from Triple Five (or 25%), subject to the new credit facility, to the Operating Partnership. The Simon family did not transfer its partnership interest in MOAA to us, and the Simon family retains the right to make all decisions regarding that partnership interest. As a result of the transfer to us of the right to receive cash flow distributions and capital transaction proceeds, we will recognize a gain in the first quarter of 2006 to recognize this beneficial interest, including prior earnings of the partnership since August, 2004. We will also begin to record contributions to net income and FFO representing 25% of the results of operations at Mall of America as a result of this arrangement.

            We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Lease Commitments

            As of December 31, 2005, a total of 34 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2006 to 2090. These ground leases generally require us to make payments of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense and discontinued operations as follows:

	For the year ended December 31,
	2005	2004	2003
Ground lease expense	$25,584	$20,689	$17,028

            Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

2006	$16,612
2007	16,749
2008	16,995
2009	16,909
2010	16,694
Thereafter	722,662

$806,621

Insurance

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on our Properties. Rosewood Indemnity, Ltd, a wholly-owned subsidiary of our management company, has agreed to indemnify our general liability carrier for a specific layer of losses. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through Rosewood Indemnity, Ltd. also provides initial coverage for property insurance and certain windstorm risks at the Properties located in Florida.

            The events of September 11, 2001 affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Non-Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form that eliminates the policy aggregates associated with our previous terrorism policies. In December of 2005, the President signed into law the Terrorism Risk Insurance Extension Act (TRIEA) of 2005, thereby extending the federal terrorism insurance backstop through 2007. TRIEA narrows terms and conditions afforded by TRIA for 2006 and 2007 by: 1) excluding lines of coverage for commercial automobile, surety, burglary and theft, farm owners' multi-peril and professional liability; 2) raising the certifiable event trigger mechanism from $5 million to $50 million in 2006 and $100 million in 2007; and, 3) increasing the deductibles and co-pays assigned to insurance companies.

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture Property, which is non-recourse to us. As of December 31, 2005, we have guaranteed or provided letters of credit and have other guarantee obligations of $12.8 million and $28.7 million, respectively, to support our total $3.2 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlet centers and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 408 of the approximately 992 anchor stores in the Properties as of December 31, 2005. An affiliate of one of these retailers is a limited partner in the Operating Partnership.

Limited Life Partnerships

            FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.    It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We have certain transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of certain joint venture arrangements. However, SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2005 and 2004, the estimated settlement value of these non-controlling interests was approximately $145 million and $100 million, respectively.

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc. ("MSA"), a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the year ended December 31,
	2005	2004	2003
Amounts charged to unconsolidated joint ventures	$58,450	$59,500	$59,631
Amounts charged to properties owned by related parties	9,465	9,694	4,850

13.    Recently Issued Accounting Pronouncements

            During 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143, Asset Retirement Obligations" ("FIN 47"). FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Operating Partnership. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for our year ended December 31, 2005. The adoption of FIN 47 did not have a material adverse effect on our consolidated financial statements. Certain of our real estate assets contain asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations, and the Operating Partnership has no current plans to remove the asbestos. If these properties were demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, we are not able to reasonably estimate the fair value of this asset retirement obligation.

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

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 is a replacement of APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless it is impracticable. APB Opinion No. 20 previously required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The provisions of this Statement could have an impact on prior year consolidated financial statements if we have a change in accounting.

            In June 2005, the FASB ratified its consensus in EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 did not have a material impact on our financial position or results of operations for new partnerships after June 29, 2005 and is not expected to have a material impact on adoption for our remaining partnerships.

14.    Quarterly Financial Data (Unaudited)

            Quarterly 2005 and 2004 data is summarized in the table below and the amounts have been reclassified from previously disclosed amounts due to the sale of properties in 2005 and 2004. The results of operations of these sold properties were reclassified to discontinued operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total revenue	$741,969	$752,082	$783,012	$889,790
Operating income	269,595	288,824	298,837	348,167
Income from Continuing Operations	94,797	102,646	109,324	150,561
Net income available to unitholders	72,730	196,829	94,218	146,804
Income from Continuing Operations per unit — Basic	$0.25	$0.27	$0.30	$0.45
Net income per unit — Basic	$0.26	$0.70	$0.34	$0.53
Income from Continuing Operations per unit — Diluted	$0.25	$0.27	$0.30	$0.44
Net income per unit — Diluted	$0.26	$0.70	$0.34	$0.52
Weighted average units outstanding	280,808,793	279,762,141	279,728,163	278,888,828
Diluted weighted average units outstanding	281,703,813	280,645,415	280,660,452	279,812,045
2004
Total revenue	$564,873	$583,956	$601,871	$817,074
Operating income	224,056	236,332	241,084	347,783
Income from Continuing Operations	73,211	102,218	102,575	176,354
Net income available to unitholders	62,772	90,945	90,793	136,201
Income from Continuing Operations per unit — Basic	$0.23	$0.34	$0.35	$0.54
Net income per unit — Basic	$0.24	$0.35	$0.35	$0.49
Income from Continuing Operations per unit — Diluted	$0.23	$0.34	$0.35	$0.54
Net income per unit — Diluted	$0.24	$0.35	$0.35	$0.49
Weighted average units outstanding	261,165,853	261,486,587	261,532,184	277,346,837
Diluted weighted average units outstanding	262,130,271	262,294,650	262,372,805	278,233,756

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P. By: Simon Property Group, Inc., General Partner
By	/s/ DAVID SIMON David Simon Chief Executive Officer

March 16, 2006

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer And Director (Principal Executive Officer)	March 16, 2006
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 16, 2006
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 16, 2006
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	March 16, 2006
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 16, 2006
/s/ BIRCH BAYH Birch Bayh	Director	March 16, 2006
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 16, 2006
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 16, 2006

/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 16, 2006
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 16, 2006
/s/ J. ALBERT SMITH J. Albert Smith	Director	March 16, 2006
/s/ KAREN N. HORN Karen N. Horn	Director	March 16, 2006
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 16, 2006
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006
/s/ JOHN DAHL John Dahl	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$—	$154	$7,641	$—	$10,667	$154	$18,308	$18,462	$7,638	1993 (Note 4)
Anderson Mall, Anderson, SC	29,036	1,712	15,227	1,363	9,265	3,075	24,492	27,567	9,757	1972
Arsenal Mall, Watertown, MA	33,481	15,505	47,680	—	2,367	15,505	50,047	65,552	8,734	1999 (Note 4)
Bangor Mall, Bangor, ME	22,757	5,478	59,740	—	5,138	5,478	64,878	70,356	8,022	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	55,162	10,886	76,091	86,977	27,058	1981
Battlefield Mall, Springfield, MO	99,388	3,919	27,231	3,225	47,095	7,144	74,326	81,470	32,936	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	21,680	10,491	47,303	57,794	12,043	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,348	2,945	70,392	73,337	12,742	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	5,556	17,747	27,796	96,551	124,347	23,904	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	16,617	39,500	225,819	265,319	46,929	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	11,859	11,470	44,290	55,760	13,839	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	86,000	8,436	55,838	—	24,134	8,436	79,972	88,408	22,461	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	—	17,772	46,600	321,390	367,990	65,227	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	2,500	32,897	28,750	131,184	159,934	35,207	1972
Century III Mall, West Mifflin, PA	85,712	17,380	102,364	10	7,788	17,390	110,152	127,542	44,159	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	12,213	—	66,951	66,951	16,138	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	15,594	3,257	25,235	28,492	8,348	1971
Chesapeake Square, Chesapeake, VA	73,000	11,534	70,461	—	6,765	11,534	77,226	88,760	25,441	1989
Cielo Vista Mall, El Paso, TX	84,158	867	14,447	608	39,515	1,475	53,962	55,437	21,642	1974
College Mall, Bloomington, IN	45,107	1,003	16,245	722	31,719	1,725	47,964	49,689	19,087	1965
Columbia Center, Kennewick, WA	—	18,285	66,580	—	8,926	18,285	75,506	93,791	20,042	1987
Copley Place, Boston, MA	174,521	147	378,045	—	39,539	147	417,584	417,731	40,355	2002 (Note 4)
Coral Square, Coral Springs, FL	86,895	13,556	93,630	—	2,379	13,556	96,009	109,565	30,911	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	22,353	25,947	95,444	121,391	19,468	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	812	10,122	70,770	80,892	23,912	1996
Crossroads Mall, Omaha, NE	43,048	639	30,658	409	35,298	1,048	65,956	67,004	20,173	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,531	5,661	20,241	—	4,687	5,661	24,928	30,589	6,688	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	7,254	9,011	59,929	68,940	17,481	1973
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	9,700	11,529	117,050	128,579	27,666	1997 (Note 4)
Fashion Mall at Keystone, The, Indianapolis, IN	58,594	—	120,579	—	32,045	—	152,624	152,624	32,562	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	12,154	82,627	—	—	12,154	82,627	94,781	990	2004

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Forest Mall, Fond Du Lac, WI	17,239	728	4,491	—	7,874	728	12,365	13,093	5,411	1973
Forum Shops at Caesars, The, Las Vegas, NV	550,000	—	276,378	—	192,249	—	468,627	468,627	61,314	1992
Great Lakes Mall, Mentor, OH	—	12,304	100,362	432	9,191	12,736	109,553	122,289	30,656	1961
Greenwood Park Mall, Greenwood, IN	85,021	2,423	23,445	5,275	73,898	7,698	97,343	105,041	34,031	1979
Gulf View Square, Port Richey, FL	32,471	13,690	39,991	2,023	18,193	15,713	58,184	73,897	16,139	1980
Haywood Mall, Greenville, SC	—	11,585	133,893	6	15,771	11,591	149,664	161,255	40,084	1998 (Note 4)
Independence Center, Independence, MO	—	5,042	45,798	2	28,167	5,044	73,965	79,009	22,470	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	80,549	733	17,163	169	17,158	902	34,321	35,223	15,990	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	35,588	9,270	53,067	62,337	26,568	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	21,659	4,868	51,963	56,831	19,307	1983
Knoxville Center, Knoxville, TN	60,996	5,006	21,617	3,712	33,872	8,718	55,489	64,207	21,213	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	32,428	7,944	42,256	50,200	14,924	1976
Lafayette Square, Indianapolis, IN	—	14,251	54,589	50	12,515	14,301	67,104	81,405	27,801	1968
Laguna Hills Mall, Laguna Hills, CA	—	28,074	55,446	—	6,740	28,074	62,186	90,260	15,469	1997 (Note 4)
Lakeline Mall, Austin, TX	66,274	10,383	81,568	14	1,778	10,397	83,346	93,743	24,851	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	15,224	38,213	507,635	545,848	105,104	1998 (Note 4)
Lima Mall, Lima, OH	—	7,910	35,338	—	8,586	7,910	43,924	51,834	14,297	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,588	7,935	70,068	78,003	27,520	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	10,303	30,200	115,553	145,753	24,817	1998 (Note 4)
Longview Mall, Longview, TX	32,261	259	3,567	124	7,028	383	10,595	10,978	4,568	1978
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	8,214	17,119	88,972	106,091	10,876	2002 (Note 4)
Markland Mall, Kokomo, IN	22,825	—	7,568	—	7,798	—	15,366	15,366	6,654	1968
McCain Mall, N. Little Rock, AR	39,106	—	9,515	—	9,878	—	19,393	19,393	12,879	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	3,513	22,015	19,275	77,906	97,181	17,686	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	23,852	65,684	247,104	312,788	58,807	1997 (Note 4)
Midland Park Mall, Midland, TX	33,322	687	9,213	—	9,886	687	19,099	19,786	9,732	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	21,680	2,537	39,772	42,309	19,027	1973
Montgomery Mall, Montgomeryville, PA	93,922	27,105	86,915	—	1,978	27,105	88,893	115,998	12,054	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,776	52	24,602	224	30,378	30,602	11,597	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	2,639	27,310	165,632	192,942	47,442	1998 (Note 4)
North East Mall, Hurst, TX	140,000	128	12,966	19,010	142,524	19,138	155,490	174,628	42,348	1971
Northfield Square Mall, Bourbonnais, IL	30,985	362	53,396	—	640	362	54,036	54,398	25,321	2004 (Note 5)
Northgate Mall, Seattle, WA	—	27,073	115,992	—	37,415	27,073	153,407	180,480	32,811	1987
Northlake Mall, Atlanta, GA	70,367	33,400	98,035	—	3,519	33,400	101,554	134,954	28,333	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	35,077	3,636	47,856	51,492	21,520	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	6,230	15,673	63,534	79,207	15,718	1997 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	19,705	20,404	144,650	165,054	28,511	1998 (Note 4)
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	29,923	12,998	95,044	108,042	27,762	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	17,734	35,514	147,640	183,154	35,130	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	82,236	24,544	100,287	—	1,808	24,544	102,095	126,639	29,778	2003 (Note 4)
Paddock Mall, Ocala, FL	25,825	11,198	39,727	—	7,801	11,198	47,528	58,726	12,147	1980
Palm Beach Mall, West Palm Beach, FL	53,305	11,962	112,437	—	35,951	11,962	148,388	160,350	54,460	1967
Penn Square Mall, Oklahoma City, OK	69,276	2,043	155,958	—	19,748	2,043	175,706	177,749	29,170	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	—	865	3,902	155,933	159,835	33,934	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	17,457	19,200	228,067	247,267	46,878	1998 (Note 4)
Plaza Carolina, Carolina, PR	252,958	15,493	279,560	—	722	15,493	280,282	295,775	15,903	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	52,460	5,471	58,570	—	13,003	5,471	71,573	77,044	20,860	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	39,603	4,933	42,416	47,349	13,825	1972
Raleigh Springs Mall, Memphis, TN	—	9,137	28,604	—	12,053	9,137	40,657	49,794	18,260	1971
Richardson Square Mall, Richardson, TX	—	4,532	6,329	1,268	11,249	5,800	17,578	23,378	7,118	1977
Richmond Town Square, Richmond Heights, OH	46,804	2,600	12,112	—	60,131	2,600	72,243	74,843	25,910	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	7,264	30,884	108,488	139,372	25,492	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	12,819	44,143	225,076	269,219	45,942	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	2,180	38,609	—	11,773	2,180	50,382	52,562	21,024	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	29,119	166,175	731,127	897,302	148,224	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	24,902	23,541	115,105	138,646	38,353	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	6,153	10,400	94,017	104,417	20,290	1998 (Note 4)
Shops at Mission Viejo Mall, Mission Viejo, CA	—	9,139	54,445	7,491	143,547	16,630	197,992	214,622	52,505	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	13,096	23,445	138,936	162,381	31,790	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	13,492	101,200	314,987	416,187	65,325	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	21,323	17,079	99,090	116,169	28,572	1970
SouthPark Mall, Charlotte, NC	—	32,141	188,004	100	117,849	32,241	305,853	338,094	34,517	2002 (Note 4)
St Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	13,496	8,890	66,430	75,320	29,143	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	2,801	—	342,338	342,338	26,110	2003 (Note 4)
Summit Mall, Akron, OH	—	15,374	51,137	—	17,864	15,374	69,001	84,375	19,491	1965

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Sunland Park Mall, El Paso, TX	36,010	2,896	28,900	—	5,808	2,896	34,708	37,604	16,385	1988
Tacoma Mall, Tacoma, WA	128,597	37,803	125,826	—	23,502	37,803	149,328	187,131	40,162	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	43,025	8,414	51,464	59,878	25,782	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,766	6	53,147	9,965	109,913	119,878	19,224	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,279	—	82,351	64,200	389,630	453,830	79,293	1998 (Note 4)
Towne East Square, Wichita, KS	68,637	8,525	18,479	2,042	24,646	10,567	43,125	53,692	22,582	1975
Towne West Square, Wichita, KS	52,726	972	21,203	76	8,220	1,048	29,423	30,471	14,822	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	24,552	14,191	97,542	111,733	25,377	1987
Trolley Square, Salt Lake City, UT	28,675	4,739	27,600	435	10,458	5,174	38,058	43,232	15,950	1986
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	21,986	15,638	142,948	158,586	37,422	1972
University Mall, Little Rock, AR	—	123	17,411	—	783	123	18,194	18,317	10,650	1967
University Mall, Pensacola, FL	—	4,554	26,657	—	3,982	4,554	30,639	35,193	10,866	1994
University Park Mall, Mishawaka, IN	57,532	15,105	61,100	—	15,659	15,105	76,759	91,864	74,369	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	3,816	8,421	42,561	50,982	12,647	1979
Valle Vista Mall, Harlingen, TX	37,417	1,398	17,159	372	11,313	1,770	28,472	30,242	13,085	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	7,419	13,913	57,966	71,879	18,059	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	35,022	55,489	146,280	201,769	41,798	1998 (Note 4)
Washington Square, Indianapolis, IN	30,693	16,800	36,495	462	24,811	17,262	61,306	78,568	21,775	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	197	7,707	5,650	41,839	47,489	17,504	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	15,378	43,464	100,087	143,551	21,312	1998 (Note 4)
White Oaks Mall, Springfield, IL	48,563	3,024	35,692	2,413	31,716	5,437	67,408	72,845	20,693	1977
Wolfchase Galleria, Memphis, TN	72,054	16,274	128,276	—	9,042	16,274	137,318	153,592	31,340	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	82,830	34,211	187,123	—	532	34,211	187,655	221,866	23,524	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	809	3,900	97,868	101,768	6,310	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	—	5,958	13,855	49,645	63,500	4,555	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,589	2,370	25,915	28,285	4,335	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	—	1,065	16,670	225,786	242,456	10,912	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	647	12,986	185,637	198,623	8,222	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	20,466	3,170	59,863	—	303	3,170	60,166	63,336	4,907	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	—	3,564	659	121,569	122,228	7,183	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,557	32	362	2,092	107,919	110,011	6,078	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	453	7,900	16,945	24,845	2,521	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	10	3,440	338,689	342,129	15,279	2004 (Note 4)
Edinburgh Premium Outlet, Edinburgh, IN	—	2,866	47,309	—	8,229	2,866	55,538	58,404	3,843	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	530	9,060	50,811	59,871	4,622	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	65,748	9,630	194,122	—	1,382	9,630	195,504	205,134	11,206	2004 (Note 4)
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,055	6,416	106,068	112,484	4,554	2004 (Note 4)
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,564	—	1,736	2,800	41,300	44,100	1,843	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	10,885	971	60,522	—	282	971	60,804	61,775	3,086	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	—	25,435	134,973	160,408	8,549	2004 (Note 4)
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	1,571	7,190	163,594	170,784	10,328	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	706	5,670	29,610	35,280	3,029	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	45,368	6,630	94,138	—	659	6,630	94,797	101,427	8,027	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	265	11,400	45,288	56,688	2,984	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,408	4,300	133,733	138,033	8,303	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	—	303	14,040	304,713	318,753	12,944	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	799	9,463	86,603	96,066	5,843	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	987	13,322	15,054	28,376	2,062	2004 (Note 4)
Seattle Premium Outlets, Tulalip, WA	—	13,557	103,722	—	157	13,557	103,879	117,436	3,054	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	3,184	6,092	60,854	66,946	4,123	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	57,953	7,720	172,931	—	5,729	7,720	178,660	186,380	8,427	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,856	—	1,002	9,420	85,858	95,278	6,862	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	850	22,630	78,166	100,796	4,736	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	36,540	3,230	75,277	—	4,177	3,230	79,454	82,684	5,661	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,557	—	1,848	11,110	864,405	875,515	36,977	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	5,132	282,031	—	3,347	5,132	285,378	290,510	14,853	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	6,349	7,711	43,123	50,834	9,177	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	27,950	8,748	26,184	—	8,569	8,748	34,753	43,501	11,521	1987
Boardman Plaza, Youngstown, OH	23,598	7,265	22,007	—	11,759	7,265	33,766	41,031	9,999	1951
Brightwood Plaza, Indianapolis, IN	—	65	128	—	309	65	437	502	251	1965
Celina Plaza, El Paso, TX	—	138	815	—	110	138	925	1,063	472	1978
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	4,139	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	319	5,352	12,598	17,950	3,399	1989
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	8,103	2,886	16,610	19,496	4,968	1977
Dare Centre, Kill Devil Hills, NC	1,704	—	5,702	—	45	—	5,747	5,747	210	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,407	1,955	3,405	—	882	1,955	4,287	6,242	912	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	110	651	3,790	4,441	1,885	1986
Forest Plaza, Rockford, IL	15,330	4,132	16,818	453	2,052	4,585	18,870	23,455	6,469	1985
Gateway Shopping Center, Austin, TX	86,000	24,549	81,437	—	7,063	24,549	88,500	113,049	6,384	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,618	1,028	5,643	6,671	2,169	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	2,123	1979
Griffith Park Plaza, Griffith, IN	—	—	2,412	1,504	567	1,504	2,979	4,483	2,038	1979
Henderson Square, King of Prussia, PA	15,265	4,223	15,124	—	71	4,223	15,195	19,418	1,435	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,890	7,138	25,284	—	948	7,138	26,232	33,370	8,166	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	21	425	1,823	2,248	1,030	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	934	—	5,166	5,166	1,206	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,730	3,731	7,075	10,806	3,449	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	890	2,487	7,310	9,797	2,510	1986
Lake View Plaza, Orland Park, IL	20,378	4,775	17,543	—	10,558	4,775	28,101	32,876	8,370	1986
Lakeline Plaza, Austin, TX	22,342	5,822	30,875	—	7,088	5,822	37,963	43,785	9,425	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,713	1,808	11,864	13,672	2,557	1978
Lincoln Crossing, O'Fallon, IL	3,084	674	2,192	—	492	674	2,684	3,358	882	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	763	—	22,062	22,062	5,656	2003 (Note 4)
MacGregor Village, Cary, NC	6,854	557	8,897	—	148	557	9,045	9,602	364	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA		9,506	32,892	—	100	9,506	32,992	42,498	6,721	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,089	206	6,827	7,033	1,439	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	333	—	917	917	661	1967
Matteson Plaza, Matteson, IL	8,974	1,771	9,737	—	2,328	1,771	12,065	13,836	4,724	1988

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Muncie Plaza, Muncie, IN	7,759	267	10,509	87	633	354	11,142	11,496	2,813	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,494	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	943	2,831	8,642	11,473	3,252	1985
North Ridge Shopping Center, Raleigh, NC	8,371	462	12,838	—	109	462	12,947	13,409	493	2004 (Note 4)
Northland Plaza, Columbus, OH	—	4,490	8,893	—	1,300	4,490	10,193	14,683	5,221	1988
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,347	148	2,761	2,909	1,370	1974
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,487	1968
Regency Plaza, St. Charles, MO	4,206	616	4,963	—	449	616	5,412	6,028	1,732	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	5,795	5,149	32,230	37,379	4,143	1998 (Note 4)
Rockaway Plaza, Rockaway, NJ	—	—	15,295	—	—	—	15,295	15,295	120	2004
St. Charles Towne Plaza, Waldorf, MD	26,921	8,524	18,993	—	1,541	8,524	20,534	29,058	7,518	1987
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	6,650	12,943	34,827	47,770	9,508	1999
Teal Plaza, Lafayette, IN	—	99	878	—	2,930	99	3,808	3,907	1,553	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	1,918	2,150	9,541	11,691	2,437	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	4,957	234	5,702	5,936	2,424	1974
University Center, Mishawaka, IN	—	2,388	5,214	—	2,588	2,388	7,802	10,190	6,611	1980
Wabash Village, West Lafayette, IN	—	—	976	—	274	—	1,250	1,250	764	1970
Washington Plaza, Indianapolis, IN	—	941	1,697	—	308	941	2,005	2,946	2,452	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	12,597	8,679	85,433	94,112	20,803	1999
West Ridge Plaza, Topeka, KS	5,423	1,376	4,560	—	1,449	1,376	6,009	7,385	2,149	1988
White Oaks Plaza, Springfield, IL	16,546	3,169	14,267	—	751	3,169	15,018	18,187	5,101	1986
Wolf Ranch, Georgetown, TX	—	23,172	51,509	—	—	23,172	51,509	74,681	788	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	120	263	4,500	4,763	187	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	24,048	1	627	1,384	24,675	26,059	1,074	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,518	—	5,206	—	16	—	5,222	5,222	189	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,784	—	924	—	1	—	925	925	29	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,597	148	3,610	—	3	148	3,613	3,761	127	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,960	12	408	—	36	12	444	456	12	2004 (Note 4)
Factory Stores of America — Lebanon, MO	1,647	24	214	—	2	24	216	240	10	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,547	26	566	—	—	26	566	592	23	2004 (Note 4)
Factory Stores of America — Story City, IA	1,913	7	526	—	10	7	536	543	18	2004 (Note 4)
Factory Stores of North Bend, WA	—	2,143	36,197	—	36	2,143	36,233	38,376	1,514	2004 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	19,772	13,085	160,777	—	58	13,085	160,835	173,920	5,838	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Development Projects
Domain, The, Austin, TX	—	40,975	48,850	—	—	40,975	48,850	89,825	—	2005
Rio Grande Valley Premium Outlets, Mercedes, TX	—	—	17,361	—	—	—	17,361	17,361	—	2005
Round Rock Premium Outlets, Round Rock, TX	—	—	50,266	—	—	—	50,266	50,266	—	2005
Shops at Arbor Walk, The, Austin, TX	—	909	5,897	—	—	909	5,897	6,806	—	2005
Village at SouthPark, The, Charlotte, NC	—	—	2,385	—	—	—	2,385	2,385	—	2005
Other pre-development costs	—	119,311	58,362	—	—	119,311	58,362	177,673	—
Other	—	5,171	8,494	668	351	5,839	8,845	14,684	2,680

	$4,522,632	2,435,927	$16,126,837	$124,408	$2,864,075	$2,560,335	$18,990,912	$21,551,247	$3,694,807

Simon Property Group, L.P. and Subsidiaries
Notes to Schedule III as of December 31, 2005
(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Balance, beginning of year	$20,915,841	$14,668,848	$13,966,450
Acquisitions and consolidations	461,395	5,753,600	761,179
Improvements	661,569	621,755	366,345
Disposals and de-consolidations	(487,558)	(110,362)	(425,126)
Impairment write-down	—	(18,000)	—

Balance, close of year	$21,551,247	$20,915,841	$14,668,848

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2005 was $14,146,679.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Balance, beginning of year	$3,040,843	$2,461,634	$2,151,014
Acquisitions and consolidations (5)	28,388	76,121	21,111
Depreciation expense	768,028	541,442	456,960
Disposals	(142,452)	(38,354)	(167,451)

Balance, close of year	$3,694,807	$3,040,843	$2,461,634

            Depreciation of the Operating Partnership's investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

•
Buildings and Improvements — typically 10-40 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.

•
Tenant Allowances and Improvements — shorter of lease term or useful life.

(3)
Initial cost generally represents net book value at December 20, 1993 except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals of property are first reflected as a reduction to cost capitalized subsequent to acquisition.

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

Exhibits
2	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, L.P., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisition II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 22, 2004).
3.1	Second Amended and Restated Certificate of Limited Partnership, as amended (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2002 filed by Simon Property Group, L.P.).
3.2	Seventh Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 filed by Simon Property Group, L.P.).
3.3	Amended and Restated Supplement to Seventh Amended and Restated Limited Partnership Agreement (Exhibits B-1 and B-2) dated October 14, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on October 20, 2004).
4 (a)	Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q filed by Simon Property Group, Inc. on November 8, 2004).
10.2	$3,000,000,000 Credit Agreement, dated as of December 15, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on December 20, 2005).
10.3*	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
10.4 (b)	Option Agreement to acquire the Excluded Retail Property (Previously filed as Exhibit 10.10).
10.5	Voting Agreement dated as of June 20, 2004 among Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 22, 2004).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Simon Property Group, L.P..
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Does not include supplemental indentures which authorize the issuance of debt securities which do not exceed 10% of the total assets of Simon Property Group, L.P. on a consolidated basis. Simon Property Group, L.P. agrees to file copies of any such supplemental indentures upon the request of the Commission.

(b)
Incorporated by reference to the exhibit indicated filed with the Annual Report on Form 10-K for the year ended December 31, 1993 by a predecessor of Simon Property Group, L.P.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
Mortgage and Other Debt on Portfolio Properties and Investments in Real Estate As of December 31, 2005 (Dollars in thousands)
  Item 3. Legal Proceedings
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
Report Of Independent Registered Public Accounting Firm
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
Report Of Independent Registered Public Accounting Firm
Simon Property Group, L.P. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except unit amounts)
Simon Property Group, L.P. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Dollars in thousands, except per unit amounts)
Simon Property Group, L.P. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Simon Property Group, L.P. and Subsidiaries Consolidated Statements of Partners' Equity (Dollars in thousands)
Simon Property Group, L.P. and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except share and per share amounts and where indicated as in millions or billions)
SIGNATURES