Form 10-Q
period 2006-06-02
SIMON PROPERTY GROUP L P /DE/
filed 2006-08-11
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

SIMON PROPERTY GROUP, L.P.

(Exact name of registrant as specified in its charter)

Delaware

(State of incorporation or organization)

33-11491

(Commission File No.)

34-1755769

(I.R.S. Employer Identification No.)

National City Center

225 West Washington Street

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑

Simon Property Group, L.P. and Subsidiaries

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2006	2005
ASSETS:
Investment properties, at cost	$22,004,082	$21,745,309
Less — accumulated depreciation	4,172,347	3,809,293
	17,831,735	17,936,016
Cash and cash equivalents	330,285	337,048
Tenant receivables and accrued revenue, net	307,969	357,079
Investment in unconsolidated entities, at equity	1,523,529	1,562,595
Deferred costs and other assets	922,349	938,301
Total assets	$20,915,867	$21,131,039
LIABILITIES:
Mortgages and other indebtedness	$14,133,592	$14,106,117
Accounts payable, accrued expenses, intangibles, and deferred revenue	976,823	1,092,334
Cash distributions and losses in partnerships and joint ventures, at equity	224,984	194,476
Other liabilities, minority interest, and accrued distributions	176,278	163,524
Total liabilities	15,511,677	15,556,451
COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS’ EQUITY:
Preferred units, 32,652,217 and 32,900,856 units outstanding, respectively. Liquidation values $1,386,448 and $1,398,263, respectively	1,384,834	1,396,679
General Partner, 221,169,734 and 220,361,581 units outstanding, respectively	3,100,923	3,227,274
Limited Partners, 58,393,218 and 58,522,624 units outstanding, respectively	833,363	865,565
Total partners’ equity	5,319,120	5,489,518
Total liabilities and partners’ equity	$20,915,867	$21,131,039

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Minimum rent	$485,826	$467,398	$973,914	$930,549
Overage rent	15,297	14,447	31,356	27,792
Tenant reimbursements	226,777	212,720	447,812	422,953
Management fees and other revenues	19,399	17,505	39,568	37,185
Other income	51,439	40,014	93,737	75,575
Total revenue	798,738	752,084	1,586,387	1,494,054
EXPENSES:
Property operating	107,257	99,710	213,204	200,085
Depreciation and amortization	211,363	204,494	420,810	414,792
Real estate taxes	70,404	71,123	152,209	142,617
Repairs and maintenance	24,839	24,629	50,794	52,613
Advertising and promotion	20,541	18,641	37,943	36,762
Provision for (recovery of) credit losses	4,466	(1,696)	4,460	604
Home and regional office costs	32,652	30,802	62,988	57,992
General and administrative	5,005	4,454	9,498	8,246
Other	12,162	11,104	25,228	21,925
Total operating expenses	488,689	463,261	977,134	935,636
OPERATING INCOME	310,049	288,823	609,253	558,418
Interest expense	200,743	197,782	404,815	392,986
Income before minority interest	109,306	91,041	204,438	165,432
Minority interest	(3,433)	(2,253)	(4,358)	(5,560)
Income tax expense of taxable REIT subsidiaries	(3,220)	(2,734)	(4,859)	(7,420)
Income before unconsolidated entities	102,653	86,054	195,221	152,452
Income from unconsolidated entities and beneficial interests, net	19,882	14,456	49,805	32,383
Gain on sales of interests in unconsolidated entities	7,599	2,134	41,949	12,607
Income from continuing operations	130,134	102,644	286,975	197,442
Results of operations from discontinued operations	(135)	250	56	3,415
Gain on disposal or sale of discontinued operations, net	112	119,692	84	119,780
NET INCOME	130,111	222,586	287,115	320,637
Preferred unit requirement	(25,323)	(25,757)	(50,722)	(51,078)
NET INCOME AVAILABLE TO UNITHOLDERS	$104,788	$196,829	$236,393	$269,559
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$82,868	$154,811	$186,885	$211,878
Limited Partners	21,920	42,018	49,508	57,681
Net income	$104,788	$196,829	$236,393	$269,559
BASIC EARNINGS PER UNIT:
Income from continuing operations	$0.37	$0.27	$0.85	$0.52
Discontinued operations	—	0.43	—	0.44
Net income	$0.37	$0.70	$0.85	$0.96
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$0.37	$0.27	$0.84	$0.52
Discontinued operations	—	0.43	—	0.44
Net income	$0.37	$0.70	$0.84	$0.96
Net Income	$130,111	$222,586	$287,115	$320,637
Unrealized gain (loss) on interest rate hedge agreements	8,068	(9,430)	11,384	(8,828)
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	913	(678)	1,214	(1,290)
Currency translation adjustments	1,072	307	(1,224)	(1,646)
Other loss	(422)	154	(475)	(317)
Comprehensive Income	$139,742	$212,939	$298,014	$308,556

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$287,115	$320,637
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	401,193	405,411
Loss on sales of assets and other, net	(41,949)	(12,607)
Gain on disposal or sale of discontinued operations, net	(84)	(119,780)
Straight-line rent	(4,963)	(9,386)
Minority interest	4,358	5,560
Minority interest distributions	(8,554)	(12,757)
Equity in income of unconsolidated entities	(49,805)	(32,383)
Distributions of income from unconsolidated entities	37,137	40,955
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	54,157	59,950
Deferred costs and other assets	(46,699)	(73,519)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(47,200)	(175,092)
Net cash provided by operating activities	584,706	396,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(276,412)	(287,964)
Cash impact from the consolidation and de-consolidation of properties	—	(8,951)
Net proceeds from sale of partnership interest, other assets and discontinued operations	62,683	320,046
Investments in unconsolidated entities	(112,583)	(15,978)
Distributions of capital from unconsolidated entities and other	182,543	211,288
Net cash (used in) provided by investing activities	(143,769)	218,441
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	16,463	2,099
Purchase of preferred units, partnership units, and treasury units	(10,842)	(127,125)
Preferred Unit redemptions	(244)	(579)
Partnership distributions	(475,150)	(443,601)
Mortgage and other indebtedness proceeds, net of transaction costs	2,252,028	2,584,808
Mortgage and other indebtedness principal payments	(2,229,955)	(2,775,013)
Net cash used in financing activities	(447,700)	(759,411)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,763)	(143,981)
CASH AND CASH EQUIVALENTS, beginning of year	337,048	519,556
CASH AND CASH EQUIVALENTS, end of period	$330,285	$375,575

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

We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of June 30, 2006, we owned or held an interest in 285 income-producing properties in the United States, which consisted of 171 regional malls, 70 community/lifestyle centers, 34 Premium Outlet centers and 10 other shopping centers or outlet centers in 39 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in nine parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 52 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements of the Operating Partnership include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2006 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

As of June 30, 2006, of our 343 properties we consolidated 197 wholly-owned properties and 20 additional properties that are less than wholly-owned, which we control or for which we are the primary beneficiary. We account for the remaining 126 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 58 of the 126 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties.

We allocate our net operating results after preferred distributions based on our partners’ respective weighted average ownership. In addition, Simon Property owns certain of our preferred units. Simon Property’s weighted average ownership interest in the Operating Partnership was 79.1% and 78.6% for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, Simon Property’s ownership interest in us was 79.1% and 79.0%, respectively. We adjust the limited partners’

interest at the end of each period to reflect their respective ownership interest in the Operating Partnership.

We made certain reclassifications of prior period amounts in the financial statements to conform to the 2006 presentation. These reclassifications have no impact on net income previously reported. Also, the statements of operations and comprehensive income for the periods ended June 30, 2005 have been reclassified to reflect significant dispositions of properties sold during 2005.

3.                 Significant Accounting Policies

Cash and Cash Equivalents

For the bank-issued co-branded gift card programs that we administer, we collect funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents as of June 30, 2006 includes $26.2 million related to these gift card programs, which we do not consider available for general working capital purposes.

Accounting for Beneficial Interests in Mall of America

As discussed in note 8 to these condensed notes to consolidated financial statements and as previously disclosed, a Simon family entity assigned to us the right to receive cash flow, capital distributions, and related profits and losses with respect to the Simon family’s portion of a partnership interest in the Mall of America. As a result of this assignment, we began recognizing our share of the income during the first quarter of 2006, including the proportionate share of earnings of the partnership since August 2004 through the first quarter of 2006 of $10.2 million. This income is included with “income from unconsolidated entities and beneficial interests, net” in our consolidated results of operations. We are accounting for our beneficial interests in this entity under the equity method of accounting.

4.                 Per Unit Data

We determine basic earnings per unit of limited partnership interest based on the weighted average number of common units outstanding during the period. We determine diluted earnings per unit based on the weighted average number of common units outstanding combined with the incremental weighted average units that would have been outstanding assuming all dilutive potential common units were converted into units at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per unit.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Income from continuing operations, after preferred unit requirements	$104,811	$76,887	$236,253	$146,364
Discontinued operations	(23)	119,942	140	123,195
Net Income available to Unitholders - Basic & Dilutive	$104,788	$196,829	$236,393	$269,559
Weighted Average Units Outstanding - Basic	279,464,253	279,762,141	279,274,847	280,281,917
Effect of stock options of Simon Property	885,218	883,274	929,923	886,915
Weighted Average Units Outstanding - Diluted	280,349,471	280,645,415	280,204,770	281,168,832

For the three and six months ending June 30, 2006, potentially dilutive securities include the stock options of Simon Property and certain preferred units . The only potentially dilutive security that had a dilutive effect for the three and six months ended June 30, 2006 and 2005 were stock options of Simon Property. When stock options are exercised we issue an equal number of units to Simon Property.

Common units may be exchanged for shares of Simon Property common stock, on a one-for one basis, in certain circumstances. We accrue distributions when they are declared.

5.                 Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 68 Properties in the United States as of June 30, 2006 and 69 at December 31, 2005. We also held interests in two joint ventures which owned 52 European shopping centers as of June 30, 2006 and 51 at December 31, 2005. We also held an interest in five joint venture properties in Japan and one joint venture property in Mexico. We account for these Properties using the equity method of accounting

Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for partners which are customary in real estate joint venture agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time (subject to any applicable lock up or similar restrictions), which results in either the sale of our interest or the use of available cash or borrowings to acquire the joint venture interest.

International Joint Venture Investments

We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”), formerly known as European Retail Enterprises B.V./S.à.r.l (“ERE”), and Gallerie Commerciali Italia (“GCI”). The carrying amount of our total combined investment in these two joint venture investments is $335.3 million and $287.4 million as of June 30, 2006 and December 31, 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of June 30, 2006.

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

We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $285.5 million and $287.7 million as of June 30, 2006 and December 31, 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 40% ownership in the Japan Premium Outlet joint ventures.

Summary Financial Information

Summary financial information of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of June 30, 2006.

	June 30,	December 31,
	2006	2005
BALANCE SHEETS
Assets:
Investment properties, at cost	$10,277,051	$9,915,521
Less - accumulated depreciation	2,109,181	1,951,749
	8,167,870	7,963,772
Cash and cash equivalents	319,241	334,714
Tenant receivables	200,721	207,153
Investment in unconsolidated entities	175,532	135,914
Deferred costs and other assets	346,652	304,825
Total assets	$9,210,016	$8,946,378
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$7,954,275	$7,479,359
Accounts payable, accrued expenses, and deferred revenue	417,695	403,390
Other liabilities	212,946	189,722
Total liabilities	8,584,916	8,072,471
Preferred units	67,450	67,450
Partners’ equity	557,650	806,457
Total liabilities and partners’ equity	$9,210,016	$8,946,378
Our Share of:
Total assets	$3,965,479	$3,765,258
Partners’ equity	$389,439	$429,942
Add: Excess Investment	909,106	938,177
Our net Investment in Joint Ventures	$1,298,545	$1,368,119
Mortgages and other indebtedness	$3,433,708	$3,169,662

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$272,628	$260,732	$536,645	$512,008
Overage rent	18,337	19,637	32,691	31,603
Tenant reimbursements	134,706	129,998	262,716	256,138
Other income	37,025	32,897	69,771	57,345
Total revenue	462,696	443,264	901,823	857,094
Operating Expenses:
Property operating	89,738	90,873	177,219	171,319
Depreciation and amortization	83,147	84,015	159,119	159,490
Real estate taxes	33,447	32,675	67,389	65,291
Repairs and maintenance	20,786	18,119	41,724	39,471
Advertising and promotion	7,573	8,123	14,715	15,824
Provision for credit losses	1,236	1,775	1,662	5,090
Other	36,602	29,266	60,470	53,682
Total operating expenses	272,529	264,846	522,298	510,167
Operating Income	190,167	178,418	379,525	346,927
Interest expense	110,082	98,314	217,628	194,724
Income Before Gain on Sale of Asset	80,085	80,104	161,897	152,203
Gain on sale of asset	94	-	94	-
Income Before Unconsolidated Entities	80,179	80,104	161,991	152,203
Income (loss) from unconsolidated entities	145	(637)	239	(1,892)
Income from Continuing Operations	80,324	79,467	162,230	150,311
Income from discontinued joint venture interests	175	214	502	138
Gain (loss) on disposal or sale of discontinued operations, net	21,151	(34)	20,704	98,359
Net Income	$101,650	$79,647	$183,436	$248,808
Third-Party Investors’ Share of Net Income	$59,863	$49,305	$109,439	$141,067
Our Share of Net Income	41,787	30,342	73,997	107,741
Amortization of Excess Investment	(12,374)	(15,903)	(24,892)	(26,179)
Income from Beneficial Interests	1,045	-	11,276	-
Write-off of Investment Related to Properties Sold	(2,977)	945	(2,977)	(37,778)
Our Share of Net Gain Related to Properties Sold	(7,599)	(928)	(7,599)	(11,401)
Income from Unconsolidated Entities and Beneficial Interests	$19,882	$14,456	$49,805	$32,383

On January 11, 2005, Metrocenter, a joint venture regional mall property was sold. We recognized our share of the gain of $11.8 million, net of the write-off of the related investment and received $62.6 million representing our share of the proceeds from this disposition.

On April 25, 2006, Great Northeast Plaza, a joint venture community center was sold. We recognized our share of the gain of $7.6 million, net of the write-off of the related investment and received $8.8 million representing our share of the proceeds from this disposition.

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

On May 15, 2006, we sold two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. The first tranche is $400.0 million at a fixed interest rate of 5.75% due May 1, 2012 and the second tranche is $400.0 million at a fixed interest rate of 6.10% due May 1, 2016. We used the net proceeds of $803.9 million from the offering which includes $10.1 million from terminated forward-starting swap arrangements, to reduce borrowings on the Credit Facility.

Credit Facility.   Significant activity on the Credit Facility during the six-month period ended June 30, 2006 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
01/03/06	$59,075	Repayment of a Term Loan (CPG Partners, L.P.), which had a rate of 7.26%.
01/06/06	140,000	Repayment of a mortgage, which had a rate of LIBOR plus 138 basis points.
01/20/06	300,000	Repayment of unsecured notes, which had a fixed rate of 7.375%.
03/27/06	600,000	Early repayment of the $1.8 billion facility we used to finance our acquisition of Chelsea Property Group, Inc. (Chelsea) in 2004.
04/03/06	58,000	Repayment of two secured mortgages which each bore interest at 8.25%.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. The total aggregate amount of our repayments on the Credit Facility during the six-month period ended June 30, 2006 was $1.0 billion. The total outstanding balance on the Credit Facility as of June 30, 2006 was $1.2 billion, and the maximum amount outstanding during the quarter, was approximately $2.0 billion. During the first six months of 2006, the weighted average outstanding balance on the Credit Facility was approximately $1.5 billion.

Acquisition Facility.   We borrowed $1.8 billion in 2004 to finance the cash portion of our acquisition of Chelsea. On March 27, 2006, we made the final $600.0 million principal payment due on this facility. The facility bore interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding and provided for variable grid pricing based upon our credit rating.

Secured Debt

Total secured indebtedness was $4.3 billion and $4.6 billion at June 30, 2006 and December 31, 2005, respectively. During the six-month period ended June 30, 2006, we repaid $198.0 million in mortgage loans, unencumbering three properties.

7.   Partners’ Equity

Under The Simon Property Group 1998 Stock Incentive Plan, on February 21, 2006 the Compensation Committee of Simon Property’s Board of Directors awarded 426,750 shares of restricted stock of Simon Property to employees under this Plan at a fair value of $83.48 per share. On May 11, 2006, our non-employee Directors were awarded 9,660 shares of restricted stock of Simon Property under this plan at a fair value of $81.26 per share. The fair market value of the restricted stock awarded on February 21, 2006 has been deferred and is being amortized over a four-year vesting period. The fair market value of the restricted stock awarded on May 11, 2006 has been deferred and is being amortized over a one-year vesting period. The issuance of these 2006 restricted stock awards utilized existing shares held by Simon Property as treasury shares.  As a result, we issued a like number of units to Simon Property in accordance with our partnership agreement.

During the first six months of 2006, four limited partners exchanged 16,800 units for a like number of shares of common stock of Simon Property, increasing Simon Property’s interest in us.

On May 12, 2006, Simon Property’s Board of Directors authorized a stock repurchase program under which Simon Property may purchase up to 6,000,000 shares of its common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. As shares are repurchased, the number of outstanding units is reduced on an equivalent basis. There have been no purchases under this program during 2006.

Beginning on March 31, 2006, holders of Series I 6% Convertible Perpetual Preferred Units (“Series I Preferred Units”) and Simon Property’s Series I 6% Convertible Perpetual Preferred Stock (“Series I Preferred Stock”) could elect to convert their securities during the quarter beginning on April 3, 2006 and ending on June 30, 2006. The Series I Preferred Units are convertible into units in the Operating Partnership and the Series I Preferred Stock is convertible into shares of Simon Property common stock. The conversion right was the result of the closing sale price of Simon Property’s common stock exceeding the trigger price of $79.59 for a period of 20 trading days in the last 30 trading days of the quarter. At the conversion price, each Series I Preferred Unit was convertible into 0.7853 of a common unit and each share of Series I Preferred Stock was convertible into 0.7853 of a share of common stock. If holders of a Series I Preferred Unit convert into units, then the holder may also elect to convert those units into common stock on a one-for-one basis in accordance with our partnership agreement. During the second quarter of 2006, 215,730 shares of Series I Preferred Stock were converted into 169,343 shares of Simon Property common stock and Simon Property converted a like number of its Series I Preferred Units into common units. As of June 30, 2006, the trigger price, which is adjusted quarterly based on a pre-determined calculation, of $79.48 was met and holders of Series I Preferred Units and Series I Preferred Stock may again elect to convert their securities during the quarter beginning on July 3, 2006 and ending on September 29, 2006. Each Series I Preferred Unit is now convertible into 0.78637 of a common unit and each share of Series I Preferred Stock is convertible into 0.78637 of a share of common stock.

Preferred units whose redemption is outside of our control have been classified as temporary equity in the accompanying balance sheets.

8.   Commitments and Contingencies

Litigation

Except as described in the following paragraph, there have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended December 31, 2005.

As previously disclosed in our 2005 Annual Report on Form 10-K, we are a defendant in a suit filed on November 9, 1999, in the District Court for the State of Minnesota, Fourth Judicial District (Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al.). In January 2006, and as more fully described in our 2005 Annual Report on Form 10-K, we resolved a portion of this litigation between Triple Five of Minnesota, Inc. (“Triple Five”) and, among others, certain members of the Simon family, entities allegedly controlled by such individuals, and us. In April 2005, the federal Appellate Court modified the District Court’s remedy in this case, requiring that the transfer of a partnership interest originally purchased from affiliates of Teachers’ Insurance and Annuity Association of America (“TIAA”) in 1999 and transferred to Triple Five in August 2004, should have been transferred to Mall of America Associates (“MOAA”), a partnership in which an entity owned indirectly by members of the Simon family has an interest. In January 2006, the transfer of this interest from Triple Five to MOAA was completed, and financed with a new credit facility secured by cash flows and excess sale and refinancing proceeds received by MOAA from the operation of Mall of America. As of the date of the transfer, the entity owned indirectly by the Simon family transferred, under certain circumstances, the right to receive cash flow distributions, capital transaction proceeds, and related profits and losses attributable to one-half of the interest that MOAA acquired from Triple Five (or 25%) subject to the new credit facility, to the Operating Partnership. The result on our consolidated financial statements is discussed in note 3 to our condensed notes to consolidated financial statements in this Form 10-Q.

The District Court has also scheduled a trial on a breach of contract claim for damages asserted by Triple Five against entities indirectly owned by members of the Simon family including the entity that completed the transfer described above. While the Company and its affiliates are not a defendant in that claim, any damages awarded to Triple Five in connection with the breach of contract claim could adversely impact the Company’s beneficial interest in cash flow distributions, capital transaction proceeds, and related profits and losses from Mall of America.

In response to a motion filed by Triple Five, the District Court has determined that Triple Five may elect to terminate the existing management contract for the Mall with our subsidiary. We have appealed the District Court’s determination granting Triple Five the right to terminate the management contract, and that appeal is pending.

In March, 2006, TIAA notified MOAA of TIAA’s receipt of an offer to acquire all of the partnership interests in Mall of America pursuant to rights granted TIAA under the applicable partnership agreements. Pursuant to those partnership agreements, MOAA may respond to this notice by electing to acquire all of TIAA’s partnership interests in Mall of America or instead electing to sell MOAA’s partnership interests pursuant to the offer. At that same time, TIAA filed an action for declaratory relief in the Federal District Court seeking to determine whether MOAA may acquire the TIAA partnership interests in Mall of America, or to permit TIAA to acquire MOAA’s partnership interests in Mall of America, pursuant to the sale rights granted TIAA under the applicable partnership agreements. In response to the filing of that action, Triple Five has filed counter claims alleging, among other things, that no entity owned or controlled by members of the Simon family or the Company should be allowed to participate in, or otherwise receive any benefits from, the offer made by TIAA. Those issues have not yet been decided by the Federal District Court.

It is not possible to provide any assurance as to the outcome of any remaining litigation related to the Mall of America.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of June 30, 2006, we have loan guarantees and other guarantee obligations of $37.7 million and $75.6 million, respectively, to support our total $3.4 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture partnership and could be sold in order to satisfy the outstanding obligation.

9.   Real Estate Acquisitions and Dispositions

We had no consolidated property acquisitions or dispositions during the six months ended June 30, 2006.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after June 15, 2005. Other than the reclassification of the unamortized portion of our restricted stock awards to capital in excess of par in the consolidated balance sheets, the adoption of this Statement did not have a material impact on our financial position or results of operations. We began expensing the vested portion of restricted stock awards to the recipients in the consolidated statements of operations in 2002.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the impact of adopting this Interpretation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge our interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to our joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, impact of terrorist activities, inflation and maintenance of REIT status. We discussed these and other risks and uncertainties under the heading “Risk Factors” in our most recent Annual Report on Form 10-K that could cause our actual results to differ materially from the forward-looking statements that we make. We may update that discussion in this or subsequent quarterly reports, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of June 30, 2006, we owned or held an interest in 285 income-producing properties in the United States, which consisted of 171 regional malls, 70 community/lifestyle centers, 34 Premium Outlet centers and 10 other shopping centers or outlet centers in 39 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in nine parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Finally, we have ownership interests in 52 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico.

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

We seek growth in our earnings and cash flows by enhancing the profitability and operation of our regional malls, Premium Outlet centers, community/lifestyle centers, and international investments. We seek to accomplish this growth through the following:

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

Results Overview

Diluted earnings per unit decreased  $0.12 during the first six months of 2006, or 12.5%, to $0.84 from $0.96 for the same period last year. The 2006 results include a $34.4 million gain (or $0.12 per diluted unit) from the sale of partnership interests in one of our European joint ventures to our new partner, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, and recognition of $11.3 million in income (or $0.04 per diluted unit) from contributed beneficial interests, representing the right to receive cash flow, capital distributions, and related profits and losses of Mall of America Associates (“MOAA”). Included in 2005 results is a gain upon the disposition of the Riverway and O’Hare International Center office building properties that resulted in a gain of $119.7 million (or $0.40 per diluted unit).

Our core business fundamentals remained fairly strong during the first six months of 2006. Regional mall comparable sales per square foot (“psf”) strengthened during the first six months of 2006, increasing 5.9% to $468 psf from $442 psf for the same period in 2005 reflecting robust retail demand and the disposition of non-core properties. Our regional mall average base rents increased 2.8% to $35.10 psf as of

June 30, 2006 from $34.16 psf as of June 30, 2005.  In addition, we maintained strong regional mall leasing spreads of $8.16 psf as of June 30, 2006 compared to $7.33 psf as of June 30, 2005. Fundamentals of the Premium Outlet centers and community/lifestyle centers were also positive contributors to the increase in operating results for the quarter as seen in the following section entitled Portfolio Data. Finally, regional mall occupancy decreased by sixty basis points to 91.6% as of June 30, 2006 from 92.2% as of June 30, 2005 as a result of square footage lost to bankruptcy proceedings and store closures.

During the first six months of 2006 we disposed of one property as follows:

•       On April 25, 2006, Great Northeast Plaza, a community center located in Philadelphia, Pennsylvania was sold for $8.8 million, and we recorded a gain on disposition of $7.6 million. We held a 50% interest in this property.

Regarding financing activities, despite the significantly increasing interest rate environment resulting in an approximate 200 basis point increase in LIBOR (5.35% at June 30, 2006 versus 3.34% at June 30, 2005), our effective overall borrowing rate for the six months ended June 30, 2006 increased only 31 basis points as compared to the six months ended June 30, 2005. Further, from December 31, 2005 to June 30, 2006, our effective overall borrowing rate increased three basis points due to an increase in variable interest rates. Our financing activities for the period ended June 30, 2006 are highlighted by the following:

•       We repaid $300 million in unsecured notes that bore interest at 7.38%, and a $59.1 million term loan that bore interest at 7.26%.

•       We paid off one mortgage totaling $140.0 million that bore interest at LIBOR plus 138 basis points.

•       We made the final $600 million payment on the facility we used to fund the cash portion of our 2004 acquisition of Chelsea Property Group, Inc. (“Chelsea”).

•       We repaid two mortgages totaling $58.0 million that each bore interest at 8.25%.

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

•       We issued two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. We used the net proceeds of $803.9 million, which includes $10.1 million proceeds from terminated forward-starting swap arrangements, to reduce the borrowings on our Credit Facility.

•       Borrowings on the Credit Facility decreased to approximately $1.2 billion during the six months ended June 30, 2006, principally as a result of the above repayments.

Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition and we do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

•       Properties that we consolidate in our consolidated financial statements,

•       Properties that we account for under the equity method as unconsolidated joint ventures, and

•       the foregoing two categories of Properties on a total Portfolio basis.

	June 30, 2006	%/basis point Change(1)	June 30, 2005	%/basis point Change(1)
Regional Malls:
Occupancy
Consolidated	91.3%	-100 bps	92.3%	+140 bps
Unconsolidated	92.1%	+10 bps	92.0%	+20 bps
Total Portfolio	91.6%	-60 bps	92.2%	+90 bps
Average Base Rent per Square Foot
Consolidated	$34.64	3.3%	$33.53	4.8%
Unconsolidated	$35.93	1.8%	$35.31	2.7%
Total Portfolio	$35.10	2.8%	$34.16	3.8%
Comparable Sales Per Square Foot
Consolidated	$454	6.3%	$427	5.5%
Unconsolidated	$495	4.4%	$474	5.9%
Total Portfolio	$468	5.9%	$442	5.5%
Premium Outlet Centers:
Occupancy	99.4%	+20 bps	99.2%	—
Average Base Rent per Square Foot	$23.78	4.2%	$22.83	—
Comparable Sales Per Square Foot	$453	6.3%	$426	—
Community/Lifestyle Centers:
Occupancy
Consolidated	86.9%	-240 bps	89.3%	-50 bps
Unconsolidated	96.2%	+10 bps	96.1%	+100 bps
Total Portfolio	89.7%	-180 bps	91.5%	-
Average Base Rent per Square Foot	$11.92	4.2%	$11.44	3.3%
Consolidated	$11.08	5.4%	$10.51	4.4%
Unconsolidated	$11.65	4.7%	$11.13	3.4%
Total Portfolio
Comparable Sales Per Square Foot
Consolidated	$226	0.9%	$224	2.8%
Unconsolidated	$203	-	$203	(0.5%	)
Total Portfolio	$218	-	$218	2.1%

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

	June 30, 2006	%/basis points Change	June 30, 2005	%/basis point Change
European Shopping Centers:
Occupancy	97.1%	-80 bps	97.9%	-140 bps
Comparable sales per square foot	€378	2.8%	€368	—
Average base rent per square foot (2)	€26.01	0.9%	€25.78	1.7%
International Premium Outlets (1)
Occupancy	100%	—	100%	—
Comparable sales per square foot	¥88,752	3.7%	¥85,621	—
Average base rent per square foot (2)	¥4,645	3.0%	¥4,509	—

(1)          Does not include our center in Mexico (Premium Outlets Punta Norte), which opened December 2004.

(2)          Amounts recorded for our international investment entities transactions utilize conversion factors, as appropriate, of:  USD:Euro of 0.797 and 0.829, and USD:Yen of 115.41 and 106.59, both for 2006 and 2005, respectively.

Results of Operations

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our consolidated results from continuing operations in the comparative periods:

•       On December 28, 2005, the deed for Biltmore Square was surrendered to a designee of the property’s mortgage lender in full consideration of the $26 million mortgage on the property, which bore interest at a fixed rate of 7.95%, and had an anticipated maturity date of December 11, 2010.

•       On November 17, 2005, we sold our interest in Cheltenham Square for $71.5 million and recognized a gain on its disposition of $19.7 million.

•       In November 2005, we opened Rockaway Plaza, a 450,000 square foot community center located in Rockaway, New Jersey, adjacent to our Rockaway Townsquare.

•       On October 7, 2005, we opened Firewheel Town Center, a 785,000 square foot open-air regional mall located 15 miles northeast of downtown Dallas in Garland, Texas.

•       On July 15, 2005, we opened Wolf Ranch, a 600,000 square foot open-air community center located in Georgetown, Texas.

•       On June 1, 2005, we sold the Riverway and O’Hare International Center office building complexes, in Rosemont, Illinois for $257.3 million and recognized a gain on their disposition of $119.7 million.

•       On May 6, 2005, we opened Seattle Premium Outlets.

•       On March 15, 2005, we and our joint venture partner completed the construction of, obtained permanent financing for, and opened St. Johns Town Center (St. Johns), a 1.5 million square foot open-air retail project in Jacksonville, Florida. Prior to the completion, we consolidated St. Johns as we were responsible for 85% of the development cost. At permanent financing, the ownership percentages were each adjusted to 50%, and we began to account for St. Johns using the equity method of accounting.

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

•       On May 31, 2006, we opened Giugliano, an 800,000 square foot center anchored by a hypermarket, in Italy.

•       On April 25, 2006, we sold our 50% interest in Great Northeast Plaza community center in Philadelphia, Pennsylvania for $8.8 million and recognized a gain on the disposition of $7.6 million.

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

Our consolidated discontinued operations reflect results of the following significant property dispositions:

Property	Date of Disposition
Riverway (office)	June 1, 2005
O’Hare International Center (office)	June 1, 2005
Grove at Lakeland Square	July 1, 2005
Cheltenham Square	November 17, 2005
Southgate Mall	November 28, 2005
Eastland Mall (Tulsa, OK)	December 16, 2005
Biltmore Square	December 28, 2005

For the purposes of the following comparison between the three and six months ended June 30, 2006 and 2005, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, “comparable” refers to Properties open and operating throughout the periods in both 2006 and 2005.

Three Months Ended June 30, 2006  vs. Three Months Ended June 30, 2005

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $16.7 million during the period, of which the Property Transactions accounted for $3.2 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $3.8 million over that of the second quarter of 2005. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $13.5 million, or 3.0%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $12.5 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.0 million.

Tenant reimbursements, excluding Simon Business initiatives, increased $13.8 million, of which the Property Transactions accounted for $2.4 million. The remainder of the increase of $11.43 million, or 5.5%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $12.2 million, and was principally the result of a $1.3 million increase in interest income driven by increasing depository rates, an $8.1 million increase in land sale activity, and increases in miscellaneous fee income of $2.8 million.

Revenues from Simon Brand and Simon Business initiatives increased $1.7 million to $35.1 million from $33.4 million. The increase in revenues is primarily due to:

•       increased rents and fees from service providers;

•       increased advertising rentals; and

•       increased event and sponsorship income.

Simon Brand and Simon Business expenses decreased $3.0 million, primarily as a result of decreases in operating expenses of the co-branded gift card programs, which are included in total property operating expenses.

Property operating expenses increased $7.5 million, $6.6 million from comparable properties (representing an increase of 6.7%) principally as a result of inflationary increases, and the remainder from new openings.

Provision for credit losses increased $6.2 million from the prior period related to significantly lower bad debt expense in 2005 due to recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $1.9 million due to increased personnel costs.

Other expenses increased $1.1 million primarily due to increases in ground rent expenses of $0.5 million and increased professional fees.

Interest expense increased $3.0 million due principally to the following:

•       the impact of increases in our average borrowing rates for our variable rate debt; and

•       the impact of increased fixed rate debt of $249 million, which is generally at higher rates than our variable rate debt, due to the issuances of unsecured notes in May of 2006 and June and November of 2005.

The minority interest increase was the result of increased net income in our Properties in which outside partners hold a minority ownership interest.

Gain on sales of interests in unconsolidated entities increased $5.5 million over the prior period. In 2006, we recorded a $7.6 million gain on the sale of Great Northeast Plaza. The gain on sales in the second quarter of 2005 of $2.1 million relates to the sale of our ownership in a property management entity acquired as part of our acquisition of Rodamco North America N.V. (“Rodamco”) in 2002 and other non-core asset sales.

The decrease in gain on disposal of discontinued operations is due to $119.7 million of net recognized gain upon disposition of our Riverway and O’Hare International Center properties in June of 2005.

Six Months Ended June 30, 2006  vs. Six Months Ended June 30, 2005

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $41.3 million during the period, of which the Property Transactions accounted for $7.2 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $7.3 million over that of the first six months of 2005. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $34.0 million, or 3.8%. This was primarily due to the leasing of space at higher rents that resulted in an increase in base minimum rents of $29.7 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.8 million.

Total overage rents increased $3.6 million, or 12.8%, reflecting the increases in tenants’ sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $23.9 million, of which the Property Transactions accounted for $4.7 million. The remainder of the increase of $19.2 million, or 4.7%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $17.3 million, and was the result of:

•       $6.1 million in increased lease settlement activity;

•       $3.2 million in increased interest income driven by increasing depository rates;

•       $1.5 million in collections on a note receivable which had been previously reserved for;

•       $1.2 million in gains on the sale of air rights at a property in Texas to a residential joint venture; and

•       a $3.4 million increase in land sale activity and increases of $1.9 million in other net activity on comparable Properties.

Revenues from Simon Brand and Simon Business initiatives increased $3.8 million to $69.5 million from $65.7 million. The increase in revenues is primarily due to:

•       increased rents and fees from service providers;

•       increased advertising rentals; and

•       increased event and sponsorship income.

Simon Brand and Simon Business expenses decreased $5.4 million, primarily as a result of decreases in operating expenses of the co-branded gift card programs, which are included in total property operating expenses.

Property operating expenses increased $13.1 million, $10.8 million from comparable properties (representing an increase of 5.4%) principally as a result of inflationary increases, and the remainder from new openings.

Real estate taxes increased $9.6 million due principally to a $6.5 million multi-year reassessment settlement at a property and increases in expenses at the other comparable properties driven by reassessments and rate increases.

Repairs and maintenance decreased $1.8 million as a result of decreased comparable property repair needs.

Provision for credit losses increased $3.9 million from the prior period related to significantly lower bad debt expense in 2005 due to recoveries of amounts previously written off or provided for in prior periods.

Home office and regional costs increased $5.0 million due to increased personnel costs, principally as a result of the effect of the significant increase in our stock price and its effect on our stock-based compensation programs.

Other expenses increased $3.3 million primarily due to ground rent expenses of $2.0 million and increased professional fees.

Interest expense increased $11.8 million due principally to the following:

•       the impact of increases in our average borrowing rates for our variable rate debt offset by a decrease in variable rate debt of approximately $1.2 billion due to repayment activity; and

•       the impact of increased fixed rate debt of $1.1 billion, which are generally at higher rates than our variable rate debt, due to the issuances of unsecured notes in May of 2006 and June and November of 2005.

The minority interest decrease was the result of our allocating to our minority interest partner their share of the aforementioned multi-year real estate tax assessment settlement on a Property in which we hold a 53% interest, offset by increased net income in Properties in which outside partners hold a minority ownership interest.

During the first quarter of 2006, we recognized the receipt of a beneficial interest in MOAA, which represents the majority of the increase in our income from unconsolidated entities and beneficial interests, net in the consolidated financial statements. The transaction and related accounting are more fully described in the condensed footnotes to the consolidated financial statements in this Form 10-Q.

Gain on sales of interests in unconsolidated entities increased $29.3 million over the prior period. In 2006, we recorded a $34.4 million gain on the sales of interests in unconsolidated entities in 2006 that included our share of the gain on the sale of 10.5% of our interests in ERE and a $7.6 million gain on the sale of Great Northeast Plaza. The gain on sale of assets in 2005 of $12.6 million relates to the sale of our joint venture interest in Metrocenter in January 2005 and the sale of a property management entity acquired as part of the Rodamco acquisition in 2002.

The decrease in gain on disposal of discontinued operations is due to $119.7 million of net recognized gain upon disposition of our Riverway and O’Hare International Center properties in June of 2005.

Liquidity and Capital Resources

Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be approximately 15–25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $767.3 million during the first six months of 2006. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

Our balance of cash and cash equivalents decreased $6.8 million during 2006 to $330.3 million as of June 30, 2006. The June 30, 2006 and December 31, 2005 balances include $26.2 million and $42.3, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

On June 30, 2006, the Credit Facility had available borrowing capacity of approximately $1.7 billion net of outstanding borrowings of $1.2 billion and letters of credit of $20.4 million. During the first six months of 2006, the maximum amount outstanding under the Credit Facility was $2.0 billion and the weighted average amount outstanding was $1.5 billion. The weighted average interest rate was 4.75% for the period ended June 30, 2006.

Simon Property and the Operating Partnership also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level. Our current senior unsecured debt ratings are A- by Standard & Poor’s and Baa1 by Moody’s Investors Service.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2006 totaled $767.3 million. We also received proceeds of $62.7 million from the sale of partnership interests and sales of assets during the first six months of 2006. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $22.1 million. These activities are further discussed below in Financing and Debt. We also:

•       repurchased units and preferred units amounting to $10.8 million,

•       paid unitholder distributions of $424.5 million,

•       paid preferred unit distributions totaling $50.7 million,

•       funded consolidated capital expenditures of $276.4 million. These capital expenditures include development costs of $150.1 million, renovation and expansion costs of $88.7 million, and tenant costs and other operational capital expenditures of $37.6 million, and

•       funded investments in unconsolidated entities of $112.6 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to stockholders necessary to maintain Simon Property’s REIT qualification for 2006 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•       excess cash generated from operating performance and working capital reserves,

•       borrowings on our Credit Facility,

•       additional secured or unsecured debt financing, or

•       additional equity by Simon Property raised in the public or private markets and contributed to us in exchange for units.

Financing and Debt

Unsecured Debt

On March 31, 2006, Standard & Poor’s Rating Services raised its corporate credit rating for us to ‘A-’ from ‘BBB+’ which resulted in a decrease in the interest rate applicable to borrowings on our Credit Facility to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on the Credit Facility to 12.5 basis points from 15 basis points.

On May 15, 2006, we sold two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. The first tranche is $400.0 million at a fixed interest rate of 5.75% due May 1, 2012 and the second tranche is $400.0 million at a fixed interest rate of 6.10% due May 1, 2016. We used the net proceeds of $803.9 million from the offering, which included $10.1 million from terminated forward-starting swap arrangements, to reduce borrowings on our Credit Facility.

Credit Facility.   Significant activity on the Credit Facility during the six-month period ended June 30, 2006 was as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
01/03/06	$59,075	Repayment of a Term Loan (CPG Partners, L.P.), which had a rate of 7.26%.
01/06/06	140,000	Repayment of a mortgage, which had a rate of LIBOR plus 138 basis points.
01/20/06	300,000	Repayment of unsecured notes, which had a fixed rate of 7.375%.
03/27/06	600,000	Early repayment of the $1.8 billion facility we used to finance our acquisition of Chelsea in 2004.
04/03/06	58,000	Repayment of two secured mortgages that each bore interest at 8.25%.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. The total aggregate amount of our repayments on the Credit Facility during the six-month period ended June 30, 2006 was $1.0 billion. The total outstanding balance on the Credit Facility as of June 30, 2006 was $1.2 billion, and the maximum amount outstanding during the quarter was approximately $2.0 billion. During the first six months of 2006, the weighted average outstanding balance on the Credit Facility was approximately $1.5 billion.

Acquisition Facility.   We borrowed $1.8 billion in 2004 to finance the cash portion of our acquisition of Chelsea. On March 27, 2006, we made the final $600.0 million principal payment due on this facility. The facility bore interest at LIBOR plus 55 basis points with an additional 15 basis point facility fee on all loans outstanding and provided for variable grid pricing based upon our credit rating.

Secured Debt

Total secured indebtedness was $4.3 billion and $4.6 billion at June 30, 2006 and December 31, 2005, respectively. During the six-month period ended June 30, 2006, we repaid $198.0 million in mortgage loans, unencumbering three properties.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30 and December 31 consisted of the following (dollars in thousands):

	Adjusted		Adjusted
	Balance	Effective	Balance	Effective
	as of	Weighted	as of	Weighted
	June 30,	Average	December 31,	Average
Debt Subject to	2006	Interest Rate	2005	Interest Rate
Fixed Rate	$12,245,634	6.15%	$11,908,050	6.22%
Variable Rate	1,887,958	5.38%	2,198,067	4.95%
	$14,133,592	6.05%	$14,106,117	6.02%

As of June 30, 2006, we had interest rate cap protection agreements on $96.6 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.54% and a weighted average fixed receive rate of 3.72%. As of June 30, 2006, the net effect of these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2005, as previously disclosed in our 2005 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of June 30, 2006 for the remainder of 2006 and subsequent years thereafter (dollars in thousands):

	2006	2007-2008	2009-2011	After 2011	Total
Long Term Debt
Consolidated (1)	$283,264	$2,657,069	$6,040,318	$5,086,214	$14,066,865
Pro rata share of Long-Term Debt:
Consolidated (2)	$281,686	$2,604,179	$5,980,990	$5,010,453	$13,877,308
Joint Ventures (2)	66,898	528,540	1,309,003	1,530,607	3,435,048
Total Pro Rata Share of Long-Term Debt	$348,584	$3,132,719	$7,289,993	$6,541,060	$17,312,356

(1)             Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $66,727.

(2)             Represents our pro rata share of principal maturities and excludes net premiums and discounts.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2006, we have loan guarantees and other guarantee obligations of $37.7 million and $75.6 million, respectively, to support our total $3.4 billion share of joint venture mortgage and other indebtedness presented in the table above.

Acquisitions and Dispositions

Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in regional mall properties. Our partners in our joint ventures may initiate these provisions at any time and if we determine it is in our unitholders’ best interests for us to purchase the joint venture interest, we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness.

Acquisitions.   Although the acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies, we did not acquire any properties during the first six months of 2006.

Dispositions.   We continue to pursue the sale of Properties that no longer meet our strategic criteria. During the first six months of 2006, we disposed of Great Northeast Plaza, a community center in Philadelphia, Pennsylvania in which we held a 50% interest. We received net proceeds of $8.8 million and recorded our share of the gain on its disposal totaling $7.6 million. We do not believe the sale of this property will have a material impact on our future results of operations or cash flows and its removal from service and sale will not materially affect our ongoing operations. We believe the disposition of this property will enhance the average overall quality of our Portfolio.

Development Activity

New Developments.   The following describes our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2006 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Coconut Point	Estero/Bonita Springs, FL	1,200,000	$225	$112	$95	4th Quarter 2006 (b)
Domain, The	Austin, TX	700,000	195	195	116	1st Quarter 2007
Rio Grande Valley Premium Outlets	Mercedes, TX	404,000	59	59	35	4th Quarter 2006
Round Rock Premium Outlets	Round Rock (Austin), TX	433,000	106	106	87	3rd Quarter 2006
Shops at Arbor Walk, The	Austin, TX	460,000	52	52	28	4th Quarter 2006
Village at SouthPark, The	Charlotte, NC	81,000	26	26	8	1st Quarter 2007

(a)              Represents project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

(b)              The estimated opening date represents Phase II only. Phase I opened in the 2nd quarter 2006.

We expect to fund these projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of the total 2006 new development costs remaining for the year to be approximately $300 million.

Strategic Expansions and Renovations.   The following describes our significant renovation and/or expansion projects currently under construction, the estimated total cost, our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2006 (dollars in millions):

Property	Location	Incremental Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Las Vegas Premium Outlets	Las Vegas, NV	104,000	$53	$53	$1	4th Quarter 2007
Lehigh Valley Mall	Whitehall, PA	121,000	43	16	0.3	3rd Quarter 2007
Lenox Square	Atlanta, GA	65,000	46	46	11	4th Quarter 2007
Northgate Mall	Seattle, WA	114,000	44	44	4	2nd Quarter 2007
Smith Haven Mall	Lake Grove (New York), NY	—	65	16	5	4th Quarter 2006
St. Johns Town Center — Phase II	Jacksonville, FL	180,000	61	30	3	3rd Quarter 2007

(a)              Represents project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

We expect to fund these projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $200 million (our share) on expansion and renovation activities for the remainder of 2006.

International.   Part of our international expansion strategy is to reinvest net cash flow to fund future international developments. We believe this strategy will mitigate some of the risk of our initial investment and our exposure to changes in foreign currencies. To date we typically fund our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing. Currently, our net income exposure to changes in the volatility of the Euro, Yen, and Peso is not material. In addition, since cash flow from operations is currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

The carrying amount of our total combined investment in Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”) and Gallerie Commerciali Italia (“GCI”) as of June 30, 2006, net of the related currency translation adjustment, was $335.3 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently six European developments are under construction, which will add approximately 3.4 million square feet of GLA for a total net cost of approximately €604 million, of which our share is approximately €174 million.

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

As of June 30, 2006, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $285.5 million. We began an expansion in Nagoya, Japan which will add incremental GLA of 53,000 square feet for a total projected net cost of ¥1.8 billion, of which our share is approximately ¥0.7 billion, or $6.1 million based on current Yen:USD exchange rates.

In addition to the developments in Europe and Japan, a new development, Yeoju Premium Outlets, was started near Seoul, South Korea. The project will contain 253,000 square feet for a total projected net cost of KRW 78.2 billion, of which our share is approximately KRW 39.1 billion, or approximately $39.7 million based on current KRW:USD exchange rates.

Distributions

The Board of Directors of Simon Property, our general partner, declared and we paid a distribution of $0.76 per unit in the second quarter of 2006. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Our future distributions and the dividends of Simon Property will be determined by Simon Property’s Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property’s status as a REIT.

On May 11, 2006, the Board of Directors of Simon Property authorized a stock repurchase program under which Simon Property may purchase up to $250 million of its common stock over the next twelve months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. There have been no purchases under this program during 2006.

Item 3.                        Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis.   We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2005.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the

period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.                       Legal Proceedings

Except as described in the following paragraph, there have not been any material developments in the legal proceedings we described in our Annual Report on Form 10-K for the year ended December 31, 2005.

As previously disclosed in our 2005 Annual Report on Form 10-K, we are a defendant in a suit filed on November 9, 1999, in the District Court for the State of Minnesota, Fourth Judicial District (Triple Five of Minnesota, Inc., a Minnesota corporation, v. Melvin Simon, et al.). In January 2006, and as more fully described in our 2005 Annual Report on Form 10-K, we resolved a portion of this litigation between Triple Five of Minnesota, Inc. (“Triple Five”) and, among others, certain members of the Simon family, entities allegedly controlled by such individuals, and us. In April 2005, the federal Appellate Court modified the District Court’s remedy in this case, requiring that the transfer of a partnership interest originally purchased from affiliates of Teachers’ Insurance and Annuity Association of America (“TIAA”) in 1999 and transferred to Triple Five in August 2004, should have been transferred to Mall of America Associates (“MOAA”), a partnership in which an entity owned indirectly by members of the Simon family has an interest. In January 2006, the transfer of this interest from Triple Five to MOAA was completed, and financed with a new credit facility secured by cash flows and excess sale and refinancing proceeds received by MOAA from the operation of Mall of America. As of the date of the transfer, the entity owned indirectly by the Simon family transferred, under certain circumstances, the right to receive cash flow distributions, capital transaction proceeds, and related profits and losses attributable to one-half of the interest that MOAA acquired from Triple Five (or 25%) subject to the new credit facility, to the Operating Partnership. The result on our consolidated financial statements is discussed in note 3 to these condensed notes to consolidated financial statements.

The District Court has also scheduled a trial on a breach of contract claim for damages asserted by Triple Five against entities indirectly owned by members of the Simon family including the entity that completed the transfer described above. While the Company and its affiliates are not a defendant in that claim, any damages awarded to Triple Five in connection with the breach of contract claim could adversely impact the Company’s beneficial interest in cash flow distributions, capital transaction proceeds, and related profits and losses from Mall of America.

In response to a motion filed by Triple Five, the District Court has determined that Triple Five may elect to terminate the existing management contract for the Mall with our subsidiary. We have appealed the District Court’s determination granting Triple Five the right to terminate the management contract, and that appeal is pending.

In March, 2006, TIAA notified MOAA of TIAA’s receipt of an offer to acquire all of the partnership interests in Mall of America pursuant to rights granted TIAA under the applicable partnership agreements. Pursuant to those partnership agreements, MOAA may respond to this notice by electing to acquire all of TIAA’s partnership interests in Mall of America or instead electing to sell MOAA’s partnership interests pursuant to the offer. At that same time, TIAA filed an action for declaratory relief in the Federal District Court seeking to determine whether MOAA may acquire the TIAA partnership interests in Mall of America, or to permit TIAA to acquire MOAA’s partnership interests in Mall of America, pursuant to the sale rights granted TIAA under the applicable partnership agreements. In response to the filing of that action, Triple Five has filed counter claims alleging, among other things, that no entity owned or controlled by members of the Simon family or the Company should be allowed to participate in, or otherwise receive any benefits from, the offer made by TIAA. Those issues have not yet been decided by the Federal District Court.

It is not possible to provide any assurance as to the outcome of any remaining litigation related to the Mall of America.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.               Risk Factors

Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in “Part I, Item 1: Business” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5.                       Other Information

During the quarter covered by this report, the Audit Committee of Simon Property’s Board of Directors approved Ernst & Young, LLP, the Company’s independent registered public accounting firm, to perform certain tax compliance services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.                       Exhibits

Exhibit Number	Exhibit Descriptions
10.1	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to Simon Property’s Definitive Proxy Statement filed on April 4, 2006).
10.2

Form of Seventeenth Supplemental to the Indenture dated as of November 26, 1996 between Simon Property Group, L.P. and JPMorgan Chase Bank, N.A. (as successor to the Chase Manhattan Bank), as trustee, (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 12, 2006 by Simon Property Group, L.P.)

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

SIMON PROPERTY GROUP, L.P
By Simon Property Group, Inc., General Partner
/s/ Stephen E. Sterrett
Stephen E. Sterrett
Executive Vice President and Chief Financial Officer
Date: August 11, 2006