Form 10-K
period 2006-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2007-03-16
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware	333-11491	34-1755769
(State of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

☐ Large accelerated filer                   ☐ Accelerated filer                    ☒ Non-accelerated filer

            Indicate by check mark whether the Registrant is a shell company (as defined in rule 12-b of the Act). YES ☐    NO ☒

            Registrant had no publicly-traded voting equity as of June 30, 2006.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2006

Part I

Item 1. Business

Background

            Simon Property Group, L.P. is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. In this report, the terms the "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2006, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 36 Premium Outlet centers, 69 community/lifestyle centers, and 10 other shopping centers or outlet centers in 38 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in five parcels of land held for future development (together with the Properties, the "Portfolio"). In the United States, we have five new properties currently under development aggregating approximately 3.5 million square feet which will open during 2007 or early 2008. Internationally, we have ownership interests in 53 European shopping centers (in France, Italy and Poland), five Premium Outlet centers in Japan, and one Premium Outlet center in Mexico. We also have begun construction on a Premium Outlet center in which we will hold a 50% interest located in South Korea and, through a joint venture arrangement, we will have a 32.5% interest in five shopping centers (four of which are under construction) in China.

Operating Policies and Strategies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. The Simon Property Board of Directors ("Board") may amend or rescind these policies from time to time at its discretion without a vote of our limited partners.

  Investment Policies

            Our primary business objectives are to increase operating results and the value of our Properties while maintaining a strong, stable balance sheet consistent with our financing policies. We intend to achieve these objectives by:

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
•
adding mixed-use elements to our Portfolio through our asset intensification initiatives, such as multifamily, condominiums, hotel and self-storage elements at selected locations; and
•
improving the performance of our Properties by using the economies of scale that result from our size to help control operating costs.

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

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("Code"). We do not currently intend to invest to a significant extent in mortgages or deeds of trust; however, we hold an interest in one Property through a mortgage note, which results in us receiving 100% of the economics of the Property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

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

  Financing Policies

            We must comply with the covenant restrictions of the debt agreements that limit our ratio of debt to total market valuation. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities.

            We may raise additional capital through debt financing, creating joint ventures with existing ownership interests in Properties, retention of cash flows or a combination of these methods. If the Board determines to raise additional equity capital at the Operating Partnership level, we may, without limited partner approval, issue additional units of limited partnership interests or units. We may issue units in any manner and on such terms and for such consideration as we deem appropriate. This may include issuing units in exchange for property. The units may be preferred units and may be senior to the outstanding classes of our units and may be convertible into units. Existing holders of units will have no preemptive right to purchase units in any subsequent offerings. Any such offering could dilute a unitholder's investment in us.

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

            We may obtain unsecured or secured lines of credit. We also may determine to issue debt securities. Any such debt securities may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for the following:

•
financing acquisitions;
•
developing or redeveloping properties;
•
refinancing existing indebtedness;
•
working capital or capital improvements; or
•
assisting Simon Property to meet the income distribution requirements applicable to REITs, if Simon Property has income without the receipt of cash sufficient to enable Simon Property to meet such distribution requirements.

            We also may determine to finance acquisitions through the following:

•
issuance of additional units;

•
issuance of additional preferred units;
•
issuance of other securities; or
•
sale or exchange of ownership interests in Properties.

            Our ability to offer units to transferors may result in beneficial tax treatment for the transferors. This is because the exchange of units for properties may defer gain recognition for tax purposes by the transferor. It may also be advantageous for us since certain investors may be limited in the number of units that they may purchase.

            If the Board determines to obtain additional debt financing, we intend to do so generally through mortgages on Properties, borrowings under our revolving lines of credit or term loan facilities, or the issuance of unsecured debt. We may do this directly or through an entity owned or controlled by us. The mortgages may be non-recourse, recourse, or cross-collateralized. We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties.

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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing its affairs and the affairs of its subsidiaries and the Board, as well as written charters for each of the standing Committees of the Board. In addition, the Board has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees. At least a majority of the members of the Board must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon or DeBartolo families who are significant stockholders. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of non-affiliated directors.

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

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon Property's qualification as a REIT, unless the Board determines that it is no longer in Simon Property's best interests to qualify as a REIT. The Board may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units of our equity interests or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. We may engage in such activities in the future. We may also repurchase units subject to Board approval. It is our policy to not make any loans to the directors or executive officers of Simon Property for any purpose. We may make loans to joint ventures in which we participate.

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
•
negotiating leases that allow us to recover from our tenants the majority of our property operating, real estate tax, and advertising and promotion expenditures; and
•
executing leases that provide for percentage or overage rents and/or regular or periodic fixed contractual increases in base rents.

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

            We are the manager of substantially all our Properties held as joint venture Properties and as a result we derive revenues from management fees and other services.

            Other Revenues.    Due to our size, tenant and vendor relationships, we also generate revenues from the activities of:

•
Simon Brand Ventures ("Simon Brand") obtains revenues from establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances. Simon Brand revenues sources include: payment systems (including marketing fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events.
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

            International Expansion.    Our investments in properties that are under operation in Europe, Japan, and Mexico are conducted through joint ventures. In Europe, we have investments in partnerships with Groupe Auchan (known as Gallerie Commerciali Italia ("GCI") in Italy) and Ivanhoe Cambridge, Inc. (known as Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") in France and Poland). In Japan, our investments are in partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). Our Mexico investment is a joint venture with Sordo Madaleno y Asociados. We have also formed a joint venture in South Korea to develop a Premium Outlet Center. We and our partner, Shinsegae Co., Ltd. and Shinsegae International Co., Ltd. (collectively "Shinsegae"), each own 50% of this partnership. Lastly, we have formed joint ventures with Morgan Stanley Real Estate Fund ("MSREF") and SZITIC Commercial Property Co., Ltd. ("SZITIC CP") to develop five shopping centers in China. Four of these centers are currently under construction. We account for our international joint venture activities under the equity method of accounting, as defined by accounting policies generally accepted in the United States.

            We believe that the expertise we have gained through the development, leasing, management, and marketing of our Properties in the United States can be utilized in retail properties abroad. There are risks inherent in international operations that may be beyond our control which are described in the following section entitled "Risk Factors."

  Acquisitions

            The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies. On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall Property, from our partner for $252.6 million, including the assumption of $96.0 million of debt. As a result, we now own 100% of Mall of Georgia, and the property was consolidated as of the acquisition date.

            During 2006, we also acquired an additional 15.3% net ownership in Simon Ivanhoe, increasing our ownership interest in this joint venture to 50% effective in the first quarter of 2006.

  Dispositions

            As part of our strategic plan to own high quality retail real estate, we continually evaluate our properties and sell those which no longer meet our strategic criteria. We may use the capital generated from these dispositions to invest in higher-quality and higher-growth properties. We believe that the sale of these non-core Properties will not have a material impact on our future results of operations or cash flows nor will their sale materially affect our ongoing operations. We expect that any earnings dilution from the sales on our results of operations from these dispositions will be offset by the positive impact of acquisition, development and redevelopment activities.

            During the year ended December 31, 2006, we disposed of three consolidated properties and one joint venture property in which we held a 50% interest and accounted for under the equity method. We received net proceeds of $52.7 million and recorded our share of a net gain on the disposals totaling $12.2 million. We do not believe the sale of these properties will have a material impact on our future results of operations or cash flows. We believe the disposition of these properties will enhance the average overall quality of our Portfolio. In addition, we also received capital transaction proceeds related to a beneficial interest that we held during 2006 in a mall partnership, which resulted in an $86.5 million gain, terminating our beneficial interests in this entity.

Competition

            We consider our principal competitors to be ten major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our Properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our Properties compete against non-physical based forms of retailing, such as catalog companies and e-commerce websites that offer retail products and services.

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
•
our mall marketing initiatives and consumer focused strategic corporate alliances, including those developed by Simon Brand and Simon Business; and
•
our ability to use our size to reduce the total occupancy cost of our tenants.

            Our size reduces our dependence upon individual retail tenants. Approximately 4,200 different retailers occupy more than 24,000 stores in our Properties and no retail tenant represents more than 3.8% of our Properties' total minimum rents.

Certain Activities

            During the past three years, we have:

•
issued 6,563,725 units to Simon Property upon the exchange of units for common stock of Simon Property;

•
issued 1,026,274 units to other partners upon the conversion of 1,061,580 Series C preferred units and 283,907 Series I preferred units;
•
issued 966,830 units upon the conversion of preferred units;
•
issued 120,671 units in 2004;
•
issued 4,277 7.5% Cumulative Redeemable Preferred Units;
•
issued 1,181,241 restricted units to Simon Property, net of forfeitures, with respect to the issuance of a like number of restricted shares of common stock issued under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 1,014,066 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
•
purchased and retired 181,000 common units;
•
repurchased 3,132,700 common units for $202.8 million;
•
redeemed 587,670 limited partner units for cash;
•
issued 4,652,232 units to limited partners and 12,978,795 units to Simon Property in connection with the October 2004 acquisition of Chelsea Property Group, Inc. and its subsidiary CPG Partners, L.P. (collectively "Chelsea"), (the "Chelsea Acquisition");
•
repurchased 78,012 Series H preferred units in 2004;
•
issued and subsequently converted for cash 1,156,039 Series D preferred units in 2004 and redeemed 19,287 Series D preferred units in 2005;
•
redeemed all outstanding Series E preferred units;
•
redeemed all outstanding Series F preferred units;
•
issued 4,753,794 Series I preferred units to Chelsea limited partners and 13,261,712 Series I preferred units to Simon Property in the Chelsea Acquisition and redeemed 14,677 Series I preferred units in 2005 and 2006;
•
issued 796,948 Series J preferred units in the Chelsea Acquisition;
•
issued 1,602,821 units to Simon Property in exchange for the economic rights of Ocean County Mall;
•
issued and repurchased 8,000,000 Series K preferred units in 2006;
•
borrowed a maximum amount of $2.0 billion under our unsecured revolving credit facility; the outstanding amount of borrowings under this facility as of December 31, 2006, was $305.1 million;
•
as a co-borrower with Simon Property, borrowed $1.8 billion under an unsecured acquisition facility in connection with the Chelsea Acquisition, that has been fully repaid as of December 31, 2006;
•
not made loans to other entities or persons, including Simon Property's executive officers and directors, other than to certain joint venture properties;
•
not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire interests in real estate;
•
not underwritten securities of other issuers; and
•
not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At January 26, 2007, we and our affiliates employed approximately 4,300 persons at various properties and offices throughout the United States, of which approximately 1,600 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, IN and 140 were located at our Chelsea offices in Roseland, NJ.

Corporate Headquarters

            Our corporate headquarters are located at 225 West Washington Street, Indianapolis, Indiana 46204, and our telephone number is (317) 636-1600.

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

Item 1A. Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties. Past performance should not be considered an indication of future performance.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2006, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $15.3 billion, of which approximately $1.7 billion matures during 2007, including recurring principal amortization. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the Property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the Property. Should such events occur, our operations may be adversely affected. If a Property is mortgaged to secure payment of indebtedness and income from the Property is insufficient to pay that indebtedness, the Property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  We depend on external financings for our growth and ongoing debt service requirements.

            We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets in general. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

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

            As of December 31, 2006, approximately $0.8 billion of our total consolidated debt, adjusted to reflect outstanding derivative instruments, was subject to floating interest rates. In a rising interest rate environment, these debt service costs will increase. Increased debt service costs would adversely affect our cash flow. The impact of changes in market rates of interest on the fair value of our debt and, in turn, our future earnings and cash flows appears elsewhere in this report.

Factors Affecting Real Estate Investments and Operations

            We face risks associated with the acquisition, development and expansion of properties.

            We regularly acquire and develop new properties and expand and redevelop existing Properties, and these activities are subject to various risks. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

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

            Although we believe that our Portfolio is in substantial compliance with Federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our Properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our results of operations or financial condition. However, we cannot assure you that:

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

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. Any one or more of these factors could adversely affect our results of operations or financial condition.

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

  Some of our Properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of or a store closure by one or more of these tenants.

            Regional malls are typically anchored by department stores and other large nationally recognized tenants. The value of some of our Properties could be adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations, or cease their operations. Department store and larger store, also referred to as "big box", consolidations typically result in the closure of existing stores or duplicate or geographically overlapping store locations. We do not control the disposition of those department stores or larger stores that we do not own. We also may not control the vacant space that is not re-leased in those stores we do own. Other tenants may be entitled to modify the terms of their existing leases in the event of such closures. The modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges. Additionally, major tenant closures may result in decreased customer traffic which could lead to decreased sales at other stores. If the sales of stores operating in our Properties were to decline significantly due to closing of anchors, economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.

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

Risks Relating to Joint Venture Properties

  We have limited control with respect to some of our Properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance the Properties.

            As of December 31, 2006, we owned interests in 146 income-producing properties with other parties. Of those, 19 Properties are included in our consolidated financial statements. We account for the other 127 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 58 of these 127 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of these properties we do not serve as general partner or property manager, 59 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture Properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture Property. As of December 31, 2006, we have loan guarantees and other guarantee obligations to support $43.6 million and $19.0 million, respectively, of our total $3.5 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

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

            We hold interests in joint venture properties that are under operation in Europe, Japan and Mexico. We have also established arrangements to develop joint venture properties in China and South Korea, and expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic Properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented less than 7% of the GLA of all of our properties at December 31, 2006), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

            The events of September 11, 2001 significantly affected our insurance programs. Although insurance rates remain high, since the President signed into law the Terrorism Risk Insurance Act (TRIA) in November of 2002, the price of terrorism insurance has steadily decreased, while the available capacity has been substantially increased. We have purchased terrorism insurance covering all Properties. The program provides limits up to $1 billion per occurrence for Certified (Foreign) acts of terrorism and $500 million per occurrence for Non-Certified (Domestic) acts of terrorism. The coverage is written on an "all risk" policy form. In December of 2005, the President signed into law the Terrorism Risk Insurance Extension Act (TRIEA) of 2005, thereby extending the federal terrorism insurance backstop through 2007. TRIEA narrows terms and conditions afforded by TRIA for 2006 and 2007 by: 1) excluding lines of coverage for commercial automobile, surety, burglary and theft, farm owners' multi-peril and professional liability; 2) raising the certifiable event trigger mechanism from $5 million to $50 million during 2006 and to $100 million during 2007; and 3) increasing the deductibles and co-pays assigned to insurance companies. Upon the expiration of TRIEA in 2007, we could pay higher premiums for comparable terrorism coverage and/or obtain or be otherwise able to secure less coverage than we have currently.

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

            Two of our subsidiaries have elected to be treated as a REIT. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. If any of these subsidiaries fails to qualify as a REIT and any available relief provisions do not apply:

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

            As a result, net income and funds available for distribution to our unitholders would be reduced for those years in which any of the REIT subsidiaries fails to qualify as a REIT. Although we currently intend to operate our REIT subsidiaries so as to qualify each as a REIT, we cannot assure you we will succeed or that future economic, market, legal, tax or other considerations might cause us to revoke the REIT election of any of the REIT subsidiaries.

Item 1B. Unresolved Staff Comments

            None.

Item 2. Properties

  United States Properties

            Our Properties primarily consist of regional malls, Premium Outlet centers, community/lifestyle centers, and other properties. Our Properties contain an aggregate of approximately 200 million square feet of GLA, of which we own approximately 120.2 million square feet ("Owned GLA"). Total estimated retail sales at the Properties in 2006 were approximately $53 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores ("Mall" stores) connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. Our 171 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.0 million square feet of GLA. Our regional malls contain in the aggregate more than 17,800 occupied stores, including approximately 675 anchors, which are mostly national retailers.

            Premium Outlet centers generally contain a wide variety of retailers located in open-air manufacturers' outlet centers. Our 36 Premium Outlet centers range in size from approximately 200,000 to 600,000 square feet of GLA. The Premium Outlet centers are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., and San Francisco; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas, and Honolulu.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 69 community/lifestyle centers generally range in size from approximately 100,000 to 600,000 square feet of GLA. Community/

lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other tenants that are usually national retailers among the leaders in their markets. These tenants generally occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 10 other shopping centers or outlet centers. These other Properties range in size from approximately 85,000 to 300,000 square feet of GLA. The combined other Properties represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our Properties as of December 31, 2006:

	Regional Malls	Premium Outlet Centers	Community/ Lifestyle Centers	Other Properties
% of total Property annualized base rent	80.7%	12.8%	6.1%	0.4%
% of total Property GLA	82.8%	6.9%	9.5%	0.8%
% of Owned Property GLA	76.0%	11.6%	11.1%	1.3%

            As of December 31, 2006, approximately 93.2% of the Mall and Freestanding Owned GLA in regional malls and the retail space of the other Properties was leased, approximately 99.4% of Owned GLA in the Premium Outlet centers was leased and approximately 93.2% of Owned GLA in the community/lifestyle centers was leased.

            We own 100% of 199 of our 286 Properties, effectively control 19 Properties in which we have a joint venture interest, and hold the remaining 68 Properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 276 of our Properties. Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlet centers, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2006.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	REGIONAL MALLS
1.	Alton Square	IL	Alton (St. Louis)	Fee	100.0%		Acquired 1993	64.3%	426,315	211,655		637,970	Macy's, JCPenney, Sears, Old Navy
2.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	95.8%	404,394	229,988		634,382	Belk Ladies Fashion Store, Belk Men's & Home Store, JCPenney, Sears
3.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	95.9%	229,011	213,619		442,630	Belk, JCPenney, Sears, Dick's Sporting Goods (6)
4.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.8%	191,395	310,130	(18)	501,525	Marshalls, The Home Depot, Linens 'n Things, Filene's Basement, Old Navy
5.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	% (4)	Acquired 1999	99.4%	—	205,751		205,751	Borders Books & Music
6.	Auburn Mall	MA	Auburn (Boston)	Fee	49.1	% (4)	Acquired 1999	93.3%	417,620	174,350		591,970	Macy's, Macy's Home Store, Sears
7.	Aventura Mall (1)	FL	Miami Beach	Fee	33.3	% (4)	Built 1983	96.1%	1,257,638	662,622		1,920,260	Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom (6)
8.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4) (2)	Built 1990	99.1%	754,956	362,409		1,117,365	Belk, Dillard's, JCPenney, Parisian (19), Sears
9.	Bangor Mall	ME	Bangor	Fee	66.4	% (15)	Acquired 2003	92.2%	416,582	237,494		654,076	Macy's, JCPenney, Sears, Dick's Sporting Goods
10.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	97.5%	922,266	508,229		1,430,495	Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears
11.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.1%	770,111	433,482		1,203,593	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
12.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	98.1%	447,508	267,756		715,264	Younkers, Elder-Beerman, Kohl's, ShopKo
13.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	99.3%	355,557	328,588		684,145	Macy's, Sears, Barnes & Noble, Bed Bath & Beyond
14.	Boynton Beach Mall	FL	Boynton Beach (W. Palm Beach)	Fee	100.0%		Built 1985	87.7%	714,210	300,364		1,014,574	Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears
15.	Brea Mall	CA	Brea (Orange County)	Fee	100.0%		Acquired 1998	99.6%	874,802	443,789		1,318,591	Nordstrom, Macy's, JCPenney, Sears
16.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.8%	427,730	200,966		628,696	Dillard's, JCPenney, Sears
17.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	98.6%	467,626	299,792		767,418	Macy's, JCPenney, Barnes & Noble
18.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	96.8%	642,411	432,201		1,074,612	Macy's, Lord & Taylor, Sears, Nordstrom (20)
19.	Cape Cod Mall	MA	Hyannis (Barnstable — Yarmouth)	Ground Leases (2009-2073) (7)	49.1	% (4)	Acquired 1999	98.9%	420,199	303,618		723,817	Macy's, Macy's, Sears, Best Buy, Marshalls, Barnes & Noble
20.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	97.3%	908,481	352,398		1,260,879	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music (6)
21.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	85.8%	831,439	459,191	(18)	1,290,630	Macy's, Macy's Furniture Galleries, JCPenney, Sears, Dick's Sporting Goods, Steve & Barry's University Sportswear
22.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	100.0%	381,153	190,533		571,686	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
23.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	84.4%	213,320	218,858		432,178	Sears, JCPenney, Bon Ton, Office Max

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
24.	Chesapeake Square	VA	Chesapeake (Norfolk — VA Beach)	Fee and Ground Lease (2062)	75.0	% (12)	Built 1989	93.0%	534,760	271,842		806,602	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Target
25.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2012) (7)	100.0%		Built 1974	96.7%	793,716	443,825		1,237,541	Macy's, Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Sears
26.	Circle Centre	IN	Indianapolis	Property Lease (2098)	14.7	% (4) (2)	Built 1995	87.0%	350,000	435,963	(18)	785,963	Nordstrom, Carson Pirie Scott
27.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	94.6%	424,636	594,758		1,019,394	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Cost Plus World Market, T.J. Maxx
28.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	77.2%	547,090	309,812		856,902	Macy's, JCPenney, Gottschalk's, (8)
29.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	88.7%	356,887	286,028		642,915	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond, Pier One (6)
30.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.0%	408,052	346,895		754,947	Macy's, Macy's Mens & Children, JCPenney, Sears, Toys 'R Us, Barnes & Noble
31.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	98.0%	150,847	1,080,822	(18)	1,231,669	Nieman Marcus, Barneys New York
32.	Coral Square	FL	Coral Springs (Miami — Ft. Lauderdale)	Fee	97.2%		Built 1984	96.9%	648,144	296,802		944,946	Macy's Mens, Children & Home, Macy's Women, Dillard's, JCPenney, Sears
33.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	90.4%	395,875	463,085		858,960	Dillard's Men's, Dillard's Women's, Parisian (19), Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less
34.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.9%	631,556	409,278		1,040,834	Macy's, Dillard's, JCPenney, Sears, Mervyn's
35.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	63.0%	522,119	231,298		753,417	Dillard's, Sears, Target, Barnes & Noble, Old Navy
36.	Crystal Mall	CT	Waterford (New London — Norwich)	Fee	74.6	% (4)	Acquired 1998	92.1%	442,311	351,861		794,172	Macy's, JC Penney, Sears, Old Navy, (17)
37.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	76.5%	302,495	121,844		424,339	JCPenney, Sears, Belk, Kmart
38.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	96.9%	1,132,072	335,524		1,467,596	Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
39.	DeSoto Square	FL	Bradenton (Sarasota — Bradenton)	Fee	100.0%		Built 1973	96.9%	435,467	244,499		679,966	Macy's, Dillard's, JCPenney, Sears
40.	Eastland Mall	IN	Evansville	Fee	50.0	% (4)	Acquired 1998	94.8%	489,144	375,307		864,451	Macy's, JCPenney, Bed Bath & Beyond, Marshalls, Dillard's (6)
41.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	93.0%	742,667	310,695		1,053,362	Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
42.	Emerald Square	MA	North Attleboro (Providence — Fall River)	Fee	49.1	% (4)	Acquired 1999	94.2%	647,372	375,125		1,022,497	Macy's, Macy's Mens & Home Store, JCPenney, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
43.	Empire Mall (1)	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	50.0	% (4)	Acquired 1998	92.4%	497,341	548,004		1,045,345	Macy's, Younkers, JCPenney, Sears, Gordmans, Old Navy
44.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	98.0%	472,729	517,384	(18)	990,113	Nordstrom, Macy's
45.	Fashion Mall at Keystone	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	99.0%	249,721	433,601	(18)	683,322	Saks Fifth Avenue, Parisian (16), Crate & Barrel, Nordstrom (20)
46.	Fashion Valley Mall	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	100.0%	1,053,305	655,681		1,708,986	Saks Fifth Avenue, Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney
47.	Firewheel Town Center	TX	Garland	Fee	100.0%		Built 2005	95.7%	298,857	618,845	(18)	917,702	Dillard's, Macy's, Barnes & Noble, Circuit City, Linens 'n Things, Old Navy, Pier One, DSW, Cost Plus World Market
48.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.8%	1,232,416	615,288		1,847,704	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, (8)
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	93.4%	327,260	174,031		501,291	JCPenney, Kohl's, Younkers, Sears
50.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.4%	—	635,939		635,939
51.	Galleria, The	TX	Houston	Fee and Ground Lease (2029) (7)	31.5	% (4)	Acquired 2002	93.9%	1,164,982	1,185,561		2,350,543	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, University Club
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	% (4)	Acquired 1998	90.9%	500,809	535,456		1,036,265	JCPenney, Sears, Boscov's
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	90.0%	879,300	378,525		1,257,825	Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009) (7)	49.1	% (4)	Acquired 1999	92.6%	132,634	298,732	(18)	431,366	Marshalls, T.J. Maxx 'N More, Best Buy, DSW
55.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.0%	754,928	408,820		1,163,748	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble (6)
56.	Gulf View Square	FL	Port Richey (Tampa — St. Pete)	Fee	100.0%		Built 1980	98.4%	461,852	292,028		753,880	Macy's, Dillard's, JCPenney, Sears, Best Buy, Linens 'n Things
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	50.0	% (4)	Acquired 1998	89.5%	843,609	434,254		1,277,863	Macy's, Parisian (19), JCPenney, Sears, (17)
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017) (7)	100.0%		Acquired 1998	98.3%	902,400	328,159		1,230,559	Macy's, Dillard's, JCPenney, Sears, Belk
59.	Highland Mall (1)	TX	Austin	Fee and Ground Lease (2070)	50.0	% (4)	Acquired 1998	86.2%	732,000	359,126		1,091,126	Dillard's Women's & Home, Dillard's Men's & Children's, Macy's
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.6%	499,284	526,154		1,025,438	Dillard's, Macy's, Sears
61.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	94.9%	445,552	302,881		748,433	Dillard's, Macy's, JCPenney, Sears
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	93.9%	750,888	375,484		1,126,372	Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
63.	Irving Mall	TX	Irving (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	98.1%	637,415	406,712		1,044,127	Macy's, Dillard's, Sears, Circuit City, Burlington Coat Factory, (8)
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	96.3%	310,095	278,290		588,385	Macy's, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
65.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4	% (4) (15)	Acquired 2003	96.4%	1,545,812	1,065,157	(18)	2,610,969	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's (Plaza), Macy's (Court), JCPenney, Sears
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	94.0%	597,028	384,086		981,114	Dillard's, JCPenney, Belk, Sears, The Rush Fitness Center
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	99.9%	776,397	427,124		1,203,521	Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Bealls, Joe Brand
68.	Lafayette Square	IN	Indianapolis	Fee	100.0%		Built 1968	81.4%	937,223	269,504		1,206,727	Macy's, Sears, Burlington Coat Factory, Steve & Barry's University Sportswear, (8)
69.	Laguna Hills Mall	CA	Laguna Hills (Orange County)	Fee	100.0%		Acquired 1997	88.6%	536,500	329,260		865,760	Macy's, JCPenney, Sears
70.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	% (4)	Acquired 1998	85.3%	296,037	264,953		560,990	JCPenney, Sears, Belk, Target, Best Buy (6)
71.	Lakeline Mall	TX	Austin	Fee	100.0%		Built 1995	97.3%	745,179	355,783		1,100,962	Dillard's, Macy's, JCPenney, Sears
72.	Lehigh Valley Mall	PA	Whitehall (Allentown — Bethlehem)	Fee	37.6	% (4) (15)	Acquired 2003	98.7%	564,353	482,855	(18)	1,047,208	Macy's, Boscov's, JCPenney, Linens 'n Things, Barnes & Noble (6)
73.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	93.3%	821,356	628,752		1,450,108	Neiman Marcus, Bloomingdale's, Macy's
74.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	97.7%	498,000	359,251		857,251	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Super Stop & Shop, Best Buy, Staples, AC Moore, Old Navy, Pier 1 Imports, K&G Fashion Superstore
75.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	95.2%	541,861	203,770		745,631	Macy's, JCPenney, Elder-Beerman, Sears
76.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	94.0%	220,830	201,110		421,940	Kohl's, Carson Pirie Scott
77.	Lindale Mall (1)	IA	Cedar Rapids	Fee	50.0	% (4)	Acquired 1998	84.3%	305,563	388,024		693,587	Von Maur, Sears, Younkers
78.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	96.3%	616,128	363,871		979,999	Macy's, Lord & Taylor, Sears, Steve & Barry's
79.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	87.1%	402,843	209,472		612,315	Dillard's, JCPenney, Sears, Bealls, (17)
80.	Mall at Chestnut Hill	MA	Newton (Boston)	Lease (2039) (9)	47.2	% (4)	Acquired 2002	97.0%	297,253	180,109		477,362	Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
81.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6	% (4)	Acquired 1999	97.5%	638,111	381,676		1,019,787	Macy's, JCPenney, Sears, (8)
82.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	% (4) (2)	Built 1997	96.0%	210,798	515,250		726,048	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal, Steve & Barry's, Golf Galaxy
83.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	91.8%	1,069,590	716,341		1,785,931	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Bed Bath & Beyond
84.	Mall of New Hampshire	NH	Manchester (Boston)	Fee	49.1	% (4)	Acquired 1999	97.9%	444,889	362,807		807,696	Macy's, JCPenney, Sears, Best Buy, Old Navy, A.C. Moore
85.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	92.0%	588,822	341,972		930,794	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
86.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	94.8%	273,094	141,692		414,786	Sears, Target, (8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
87.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032) (10)	100.0%		Built 1973	93.5%	554,156	221,474		775,630	Dillard's, JCPenney, Sears, M.M. Cohn
88.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	90.5%	416,167	294,373		710,540	Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods, Circuit City
89.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	95.4%	527,591	756,358	(18)	1,283,949	Nordstrom, Macy's, Barnes & Noble, Steve & Barry's
90.	Mesa Mall (1)	CO	Grand Junction	Fee	50.0	% (4)	Acquired 1998	89.2%	441,208	443,015		884,223	Sears, Herberger's, JCPenney, Target, Mervyn's
91.	Miami International Mall	FL	South Miami	Fee	47.8	% (4)	Built 1982	97.5%	778,784	294,825		1,073,609	Macy's Mens & Home, Macy's Women & Children, Dillard's, JCPenney, Sears
92.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.3%	339,113	279,430		618,543	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
93.	Miller Hill Mall	MN	Duluth	Ground Lease (2008)	100.0%		Built 1973	97.4%	429,508	379,884		809,392	JCPenney, Sears, Younkers, Barnes & Noble, Old Navy, DSW
94.	Montgomery Mall	PA	Montgomeryville (Philadelphia)	Fee	53.5	% (15)	Acquired 2003	90.9%	684,855	434,306		1,119,161	Macy's, JCPenney, Sears, Boscov's
95.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	90.5%	435,756	204,894		640,650	Macy's, JCPenney, Sears, Elder Beerman
96.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	74.7%	583,711	331,764		915,475	Macy's, Boscov's, Sears
97.	North East Mall	TX	Hurst (Dallas — Ft. Worth)	Fee	100.0%		Built 1971	95.2%	1,194,589	452,659		1,647,248	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods (6)
98.	Northfield Square Mall	IL	Bourbonnais (Chicago)	Fee	31.6	% (12)	Built 1990	79.0%	310,994	246,672		557,666	Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears
99.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	98.2%	688,391	291,003		979,394	Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble (6), Bed Bath & Beyond (6), DSW (6)
100.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	96.4%	665,745	296,626		962,371	Macy's, Parisian (19), JCPenney, Sears
101.	NorthPark Mall	IA	Davenport	Fee	50.0	% (4)	Acquired 1998	84.7%	650,456	423,484		1,073,940	Dillard's, Von Maur, Younkers, JCPenney, Sears
102.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	% (4)	Acquired 1999	91.3%	677,433	688,876		1,366,309	Macy's, JCPenney, Sears, Filene's Basement, Nordstrom (20), Macy's Home (6)
103.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	93.8%	472,969	221,068		694,037	Macy's, JCPenney, Sears
104.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	91.3%	532,817	314,264	(18)	847,081	Dillard's, Dillard's Mens, Macy's
105.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	93.9%	616,443	274,856		891,299	Macy's, Boscov's, JCPenney, Sears
106.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	94.8%	528,551	381,658		910,209	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods (6)
107.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.2%	773,295	437,045		1,210,340	Macy's, Carson Pirie Scott, JCPenney, Sears
108.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2	% (15)	Acquired 2003	94.0%	762,558	558,957	(18)	1,321,515	Macy's, JCPenney, Sears, Boscov's
109.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	93.7%	387,378	167,723		555,101	Macy's, JCPenney, Sears, Belk
110.	Palm Beach Mall	FL	West Palm Beach	Fee	100.0%		Built 1967	92.2%	749,288	335,086		1,084,374	Dillard's, Macy's, JCPenney, Sears, Borders Books & Music, DSW
111.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	99.4%	588,137	462,542		1,050,679	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney
112.	Pheasant Lane Mall	NH	Nashua (Boston)	(14)	(14)		Acquired 2002	96.7%	675,759	313,615		989,374	Macy's, JCPenney, Sears, Target

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
113.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	98.9%	472,385	347,202		819,587	Saks Fifth Avenue, Nordstrom, Parisian (19)
114.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	97.1%	504,796	609,476	(18)	1,114,272	JCPenney, Sears
115.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0	% (12)	Built 1989	87.6%	458,251	323,692		781,943	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW
116.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025) (7)	100.0%		Built 1972	90.2%	644,124	177,626		821,750	Dillard's, Macy's, JCPenney, Sears
117.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0	% (4) (15)	Acquired 2003	97.5%	686,760	412,636		1,099,396	Macy's, Lord & Taylor, JCPenney, Sears, Old Navy
118.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018) (7)	100.0%		Built 1971	66.0%	691,230	226,100		917,330	Sears, (8), (17)
119.	Richardson Square Mall	TX	Richardson (Dallas — Ft. Worth)	Fee	100.0%		Built 1977	28.6%	460,055	284,240		744,295	Dillard's, Sears, Super Target, Ross Dress for Less
120.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	98.9%	685,251	331,663		1,016,914	Macy's, JCPenney, Sears, Barnes & Noble, Steve & Barry's
121.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	88.5%	834,588	533,914	(18)	1,368,502	Macy's, Carson Pirie Scott, JCPenney, Sears
122.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.5%	786,626	462,038		1,248,664	Macy's, Lord & Taylor, JCPenney, Sears
123.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	83.5%	596,308	288,109		884,417	Dillard's, Macy's, JC Penney, Sears
124.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	94.9%	1,430,425	778,656	(18)	2,209,081	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods
125.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	98.5%	622,215	406,902		1,029,117	Macy's, JCPenney, Sears, Nordstrom (20)
126.	Rushmore Mall (1)	SD	Rapid City	Fee	50.0	% (4)	Acquired 1998	88.6%	470,660	362,653		833,313	JCPenney, Herberger's, Sears, Hobby Lobby, Target
127.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.9%	428,258	270,565		698,823	Macy's, Mervyn's, Sears
128.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	% (4) (2)	Built 1995	94.1%	768,798	367,781		1,136,579	Macy's, Dillard's, Belk, JCPenney, Sears
129.	Shops at Mission Viejo, The	CA	Mission Viejo (Orange County)	Fee	100.0%		Built 1979	100.0%	677,215	472,585		1,149,800	Saks Fifth Avenue, Nordstrom, Macy's (2 locations)
130.	Shops at Sunset Place, The	FL	Miami	Fee	37.5	% (4) (2)	Built 1999	96.0%	—	510,056		510,056	NikeTown, Barnes & Noble, GameWorks, Virgin Megastore, Z Gallerie, LA Fitness
131.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)	Acquired 1995	95.9%	666,283	416,035		1,082,318	Macy's, Macy's Furniture, JCPenney, Sears, Dick's Sporting Goods (6), Barnes & Noble (6)
132.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	% (4)	Acquired 1999	93.0%	538,843	371,326		910,169	Macy's, JCPenney, Sears, Linens 'n Things
133.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.6%	655,987	485,604		1,141,591	Macy's, Sears, Boscov's, Barnes & Noble
134.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.3%	547,287	613,809		1,161,096	Macy's, Lord & Taylor, Sears, Nordstrom (20)
135.	Southern Hills Mall (1)	IA	Sioux City	Fee	50.0	% (4)	Acquired 1998	87.2%	372,937	431,916		804,853	Younkers, JCPenney, Sears, Sheel's Sporting Goods, Barnes & Noble
136.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	94.9%	811,858	383,660		1,195,518	Macy's, Dillard's, JCPenney, Sears
137.	SouthPark Mall	IL	Moline (Davenport — Moline)	Fee	50.0	% (4)	Acquired 1998	87.7%	578,056	447,804		1,025,860	Dillard's, Von Maur, Younkers, JCPenney, Sears, Old Navy
138.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040) (11)	100.0%		Acquired 2002	99.8%	1,044,742	530,839		1,575,581	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
139.	SouthRidge Mall (1)	IA	Des Moines	Fee	50.0	% (4)	Acquired 1998	76.6%	388,752	523,443		912,195	JCPenney, Younkers, Sears, Target, (8)
140.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	38.0	% (4) (15)	Acquired 2005	87.5%	367,176	221,489		588,665	Macy's, (8)
141.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	% (4)	Acquired 1999	94.4%	608,601	324,669		933,270	Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Old Navy, Dick's Sporting Goods (6)
142.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.7%	631,602	350,574		982,176	Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods
143.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	653,291	379,212		1,032,503	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Old Navy
144.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquried 2003	97.7%	849,153	528,750	(18)	1,377,903	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
145.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	93.0%	432,936	330,976		763,912	Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
146.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	94.4%	575,837	342,234		918,071	Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Mervyn's, Sears
147.	Tacoma Mall	WA	Tacoma	Fee	100.0%		Acquired 1987	98.9%	924,045	407,010		1,331,055	Nordstrom, Macy's, JCPenney, Sears, Mervyn's
148.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	89.8%	537,790	322,694		860,484	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
149.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	85.2%	676,637	401,903		1,078,540	Macy's, Dillard's, JCPenney, Sears
150.	Town Center at Boca Raton	FL	Boca Raton (W. Palm Beach)	Fee	100.0%		Acquired 1998	99.3%	1,085,312	493,628		1,578,940	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel (6)
151.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	50.0	% (4)	Acquired 1998	96.1%	866,381	406,050		1,272,431	Macy's, Macy's Home & Furniture, Parisian (19), JCPenney, Sears
152.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	88.0%	779,490	358,838		1,138,328	Dillard's, Von Maur, JCPenney, Sears
153.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	83.1%	619,269	332,287		951,556	Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods
154.	Treasure Coast Square	FL	Jensen Beach (Ft. Pierce)	Fee	100.0%		Built 1987	92.8%	511,372	350,369		861,741	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
155.	Tyrone Square	FL	St. Petersburg (Tampa — St. Pete)	Fee	100.0%		Built 1972	96.2%	748,269	372,971		1,121,240	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
156.	University Mall	AR	Little Rock	Ground Lease (2026)	100.0%		Built 1967	62.0%	364,992	153,534		518,526	JCPenney, M.M. Cohn, (8)
157.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	85.0%	478,449	230,952		709,401	JCPenney, Sears, Belk
158.	University Park Mall	IN	Mishawaka (South Bend)	Fee	60.0%		Built 1979	95.3%	499,876	319,620		819,496	Macy's, JCPenney, Sears
159.	Upper Valley Mall	OH	Springfield (Dayton — Springfield)	Fee	100.0%		Built 1971	77.7%	479,418	262,978		742,396	Macy's, JCPenney, Sears, Elder-Beerman
160.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	82.5%	389,781	265,886		655,667	Dillard's, JCPenney, Mervyn's, Sears, Marshalls, Steve & Barry's
161.	Valley Mall	VA	Harrisonburg	Fee	50.0	% (4)	Acquired 1998	94.6%	315,078	190,648		505,726	JCPenney, Belk, Target, Old Navy, (8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
162.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	96.6%	506,639	280,817		787,456	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
163.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	90.6%	742,214	294,140		1,036,354	Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
164.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	79.2%	616,109	348,781		964,890	Macy's, Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Steve & Barry's
165.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	86.4%	716,811	281,646		998,457	Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory (6)
166.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	97.3%	878,311	451,465		1,329,776	Parisian (19), Dillard's, JCPenney, Belk, Sears
167.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	97.0%	349,393	478,254	(18)	827,647	Neiman Marcus, Nordstrom
168.	Westminster Mall	CA	Westminster (Orange County)	Fee	100.0%		Acquired 1998	94.1%	716,939	496,376		1,213,315	Macy's, JCPenney, Sears, Target (6)
169.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	94.0%	556,831	379,688		936,519	Macy's, Bergner's, Sears, Linens'n Things, Cost Plus World Market, Dick's Sporting Goods
170.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	99.3%	761,648	505,461		1,267,109	Macy's, Dillard's, JCPenney, Sears
171.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.8%	706,159	382,115		1,088,274	Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								100,739,129	65,637,622		166,376,751

	PREMIUM OUTLET CENTERS
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis/St. Paul)	Fee	100.0%		Acquired 2004	98.1%	—	429,534		429,534	Banana Republic, Calvin Klein, Kenneth Cole, Liz Claiborne, Gap Outlet, Old Navy, Polo Ralph Lauren, Tommy Hilfiger, Coach, Nike
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	98.9%	—	412,792		412,792	Brooks Brothers, Cole-Haan, Kenneth Cole, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	95.4%	—	300,181		300,181	Ann Taylor, Brooks Brothers, Calvin Klein, Gap Outlet, Liz Claiborne, Nautica, Off 5th-Saks Fifth Avenue Outlet, Polo Ralph Lauren, Tommy Hilfiger, Coach
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	100.0%	—	454,089		454,089	Ann Taylor, Banana Republic, Barneys New York, Coach, Hugo Boss, Polo Ralph Lauren, St. John, Diesel, Kenneth Cole, Nike, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad	Fee	100.0%		Acquired 2004	100.0%	—	287,936		287,936	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Polo Ralph Lauren
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh — Durham — Chapel Hill)	Ground Lease (2029)	100.0%		Acquired 2004	100.0%	—	439,445		439,445	Banana Republic, Brooks Brothers, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger, Coach
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	100.0%	—	437,800		437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Max Mara, Polo Ralph Lauren, Salvatore Ferragamo

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
8.	Clinton Crossing Premium Outlets	CT	Clinton (Hartford)	Fee	100.0%	Acquired 2004	100.0%	—	276,163	276,163	Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland — Vancouver)	Fee	100.0%	Acquired 2004	99.2%	—	163,815	163,815	Adidas, Carter's, Gap Outlet, Samsonite, Van Heusen, Liz Claiborne
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs — Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	—	498,837	498,837	Burberry, Coach, Giorgio Armani, Gucci, MaxMara, Polo Ralph Lauren, Salvatore Ferragamo, Versace, Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	—	377,717	377,717	Banana Republic, Coach, Gap Outlet, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Calvin Klein, J. Crew
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	100.0%	—	299,351	299,351	Brooks Brothers, Gap Outlet, Guess, Kenneth Cole, Liz Claiborne, Nautica, Nike, Nine West, Off 5th-Saks Fifth Avenue
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	100.0%	—	577,305	577,305	Banana Republic, Brooks Brothers, Calvin Klein, Coach, J. Crew, Hugo Boss, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
14.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%	—	285,775	285,775	Calvin Klein, Gap Outlet, Nike, Polo Ralph Lauren, Banana Republic, J. Crew, Liz Claiborne
15.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	96.7%	—	277,585	277,585	Calvin Klein, Gap Outlet, Lands' End, Nike, Old Navy Outlet, Polo Ralph Lauren, Tommy Hilfiger, Adidas, Banana Republic
16.	Kittery Premium Outlets	ME	Kittery (Boston)	Ground Lease (2009)	100.0%	Acquired 2004	91.5%	—	150,491	150,491	Ann Klein, Banana Republic, Gap Outlet, Coach, J. Crew, Polo Ralph Lauren, Reebok
17.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	—	434,978	434,978	Ann Taylor, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Dolce & Gabbana, Elie Tahari, Polo Ralph Lauren
18.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	—	477,002	477,002	Liz Claiborne, Nike, Reebok, Tommy Hilfiger, VF Outlet, Adidas, Calvin Klein
19.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington DC)	Fee	100.0%	Acquired 2004	100.0%	—	463,288	463,288	Barneys New York, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Williams-Sonoma, Ann Taylor, Banana Republic, Coach, Restoration Hardware
20.	Liberty Village Premium Outlets	NJ	Flemington (New York — Philadelphia)	Fee	100.0%	Acquired 2004	97.8%	—	173,067	173,067	Calvin Klein, Ellen Tracy, Jones New York, L.L. Bean, Polo Ralph Lauren, Tommy Hilfiger, Timberland, Waterford Wedgwood
21.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago)	Fee	100.0%	Acquired 2004	100.0%	—	456,466	456,466	Burberry, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Ann Taylor, Nike
22.	Napa Premium Outlets	CA	Napa (Napa Valley)	Fee	100.0%	Acquired 2004	100.0%	—	179,348	179,348	Banana Republic, Barneys New York, Calvin Klein, J. Crew, Kenneth Cole, Nautica, Tommy Hilfiger, TSE, Coach

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
23.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	100.0%	—	539,757	539,757	Calvin Klein, Coach, Hugo Boss, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger, Williams-Sonoma, J. Crew, Nike, Restoration Hardware
24.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	—	435,695	435,695	Barneys New York, Burberry, Coach, Fendi, Giorgio Armani, Hugo Boss, MaxMara, Nike, Polo Ralph Lauren, Dior, LaCoste, Salvatore Ferragamo
25.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	99.0%	—	391,381	391,381	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Polo Ralph Lauren, Tommy Hilfiger
26.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	99.6%	—	195,837	195,837	Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Off 5th-Saks Fifth Avenue, Puma
27.	Rio Grande Valley Premium Outlets	TX	Mercedes	Fee	100.0%	Built 2006	95.2%		403,207	403,207	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, Nike, Sony
28.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	99.2%		431,621	431,621	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Theory
29.	Seattle Premium Outlets	WA	Seattle	Ground Lease (2035)	100.0%	Built 2005	100.0%	—	402,668	402,668	Banana Republic, Burberry, Calvin Klein, Nike, Polo Ralph Lauren, Liz Claiborne, Adidas, Adrienne Vittadini, Restoration Hardware
30.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%	Acquired 2004	99.0%	—	328,489	328,489	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
31.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2009) (7)	100.0%	Acquired 2004	100.0%	—	411,774	411,774	Ann Taylor, Coach, Liz Claiborne, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Banana Republic, Calvin Klein, Burberry
32.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	—	444,252	444,252	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Nike, Polo Ralph Lauren, Restoration Hardware
33.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	—	209,846	209,846	A -- X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, MaxMara, Polo Ralph Lauren
34.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	98.3%	—	417,577	417,577	Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Liz Claiborne, Polo Ralph Lauren, Banana Republic
35.	Woodbury Common Premium Outlets	NY	Central Valley (New York City)	Fee	100.0%	Acquired 2004	100.0%	—	844,553	844,553	Banana Republic, Brooks Brothers, Chanel, Dior, Coach, Giorgio Armani, Gucci, Neiman Marcus Last Call, Polo Ralph Lauren, Frette
36.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%	—	615,713	615,713	Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragmo, Sony, Williams Sonoma

	Total Premium Outlet Center GLA							—	13,925,335	13,925,335

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	COMMUNITY/LIFESTYLE CENTERS
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	93.6%	35,773	167,628	203,401	Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale	Fee	100.0%		Built 1987	98.3%	467,513	162,846	630,359	Best Buy, T.J. Maxx N More, Office Max, Old Navy, Linens 'n Things, Wal-Mart, Circuit City, Dick's Sporting Goods, Jo-Ann Fabrics
3.	Boardman Plaza	OH	Youngstown	Fee	100.0%		Built 1951	73.2%	365,507	240,730	606,237	Hobby Lobby, Alltel, Linens 'n Things, Burlington Coat Factory, Giant Eagle, (8)
4.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	—	38,493	38,493	Safeway
5.	Celina Plaza	TX	El Paso	Fee and Ground Lease (2012) (11)	100.0%		Built 1978	100.0%	—	8,695	8,695
6.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794
7.	Chesapeake Center	VA	Chesapeake	Fee	100.0%		Built 1989	70.4%	213,651	92,284	305,935	K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture (6)
8.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	% (4) (18)	Built 2004	90.0%	161,281	336,375	497,656	Dick's Sporting Goods, Wild Oats Natural Marketplace, DSW, Circuit City Superstore
9.	Cobblestone Court	NY	Victor	Fee and Ground Lease (2038) (7)	35.0	% (4) (13)	Built 1993	99.4%	206,680	58,781	265,461	Dick's Sporting Goods, Kmart, Office Max
10.	Countryside Plaza	IL	Countryside	Fee	100.0%		Built 1977	82.1%	308,489	95,267	403,756	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, (8)
11.	Crystal Court	IL	Crystal Lake	Fee	35.0	% (4) (13)	Built 1989	78.4%	201,993	76,977	278,970	Wal-Mart, Garden Fresh (6)
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	98.7%	127,172	41,391	168,563	Belk, Food Lion
13.	DeKalb Plaza	PA	King of Prussia	Fee	50.3	% (15)	Acquired 2003	81.9%	81,368	20,374	101,742	Lane Home Furnishings, ACME Grocery
14.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	% (4)	Acquired 1998	96.1%	126,699	48,940	175,639	Marshalls, Toys 'R Us, Bed Bath & Beyond
15.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	70.9%	152,451	33,623	186,074	Marshalls, Target, Toys 'R Us
16.	Empire East (1)	SD	Sioux Falls	Fee	50.0	% (4)	Acquired 1998	98.1%	248,181	49,097	297,278	Kohl's, Target, Bed Bath & Beyond
17.	Fairfax Court	VA	Fairfax	Fee	26.3	% (4) (13)	Built 1992	100.0%	169,043	80,615	249,658	Burlington Coat Factory, Circuit City Superstore, Offenbacher's
18.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	84.5%	324,794	100,584	425,378	Kohl's, Marshalls, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed Bath & Beyond, Petco, Circuit City (6), Babies 'R Us (6)
19.	Gaitway Plaza	FL	Ocala	Fee	23.3	% (4) (13)	Built 1989	99.1%	123,027	85,713	208,740	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
20.	Gateway Shopping Centers	TX	Austin	Fee	95.0%		2004	99.4%	329,576	182,790	512,366	Star Furniture, Best Buy, Linens 'n Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, CompUSA, The Container Store, Old Navy
21.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	142,229	21,875	164,104	Circuit City, Michael's, Best Buy, Cost Plus World Market, Linens 'n Things
22.	Greenwood Plus	IN	Greenwood	Fee	100.0%		Built 1979	100.0%	134,141	21,178	155,319	Best Buy, Kohl's
23.	Griffith Park Plaza	IN	Griffith	Fee	100.0%		Built 1979	73.4%	175,595	88,455	264,050	K-Mart
24.	Henderson Square	PA	King of Prussia	Fee	76.0	% (15)	Acquired 2003	100.0%	72,683	34,690	107,373	Staples, Genuardi's Family Market

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
25.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	79.2%	352,405	140,862	493,267	Marshalls, Bed Bath & Beyond, American Signature Furniture, Save-Rite Supermarkets, Ross Dress for Less, Office Max, Burlington Coat Factory, K&G Menswear, (8)
26.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	100.0%	233,358	19,396	252,754	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
27.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	—	111,518	111,518	Bealls, Cost Plus World Market
28.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	100.0%	—	29,140	29,140
29.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	91,483	88,980	180,463	Office Max, Circuit City, Carolina Pottery
30.	Lake Plaza	IL	Waukegan	Fee	100.0%		Built 1986	100.0%	170,789	44,673	215,462	Pick and Save Mega Mart, Home Owners Bargain Outlet
31.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	94.6%	261,856	109,396	371,252	Factory Card Outlet, Linens 'n Things, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Loehmann's
32.	Lakeline Plaza	TX	Austin	Fee	100.0%		Built 1998	98.5%	275,754	111,709	387,463	Linens 'n Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Cost Plus World Market, Toys 'R Us
33.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	89.0%	189,584	47,294	236,878	Kohl's, Hobby Lobby, T.J. Maxx
34.	Lincoln Crossing	IL	O'Fallon	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart, The Home Depot
35.	Lincoln Plaza	PA	King of Prussia	Fee	63.2	% (15)	Acquired 2003	99.7%	143,649	123,582	267,231	Burlington Coat Factory, Circuit City, Lane Home Furnishings, AC Moore, Michaels, T.J. Maxx, Home Goods (6)
36.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	83.7%	—	143,563	143,563	Spa Health Club, Tuesday Morning
37.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.7%	341,503	99,109	440,612	Best Buy, American Signature Furniture, T.J. Maxx, Nordstrom Rack, Staples, Target
38.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	49,051	41,476	90,527	Best Buy, Bed Bath & Beyond
39.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	60,000	42,105	102,105	Rose's
40.	Matteson Plaza	IL	Matteson	Fee	100.0%		Built 1988	94.3%	230,885	40,070	270,955	Michael's, Dominick's, Value City Department Store, (8)
41.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	271,626	27,195	298,821	Kohl's, Shoe Carnival, T.J. Maxx, (17)
42.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
43.	North Ridge Plaza	IL	Joliet	Fee	100.0%		Built 1985	97.5%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics, Burlington Coat Factory (6)
44.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	97.1%	43,247	122,906	166,153	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
45.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	85.4%	136,404	71,841	208,245	Target
46.	Park Plaza	KY	Hopkinsville	Fee	100.0%		Built 1968	91.8%	82,398	32,526	114,924	Big Lots, Peddler's Mall
47.	Plaza at Buckland Hills, The	CT	Manchester	Fee	35.0	% (4) (13)	Built 1993	95.6%	252,179	82,348	334,527	Linens 'n Things, CompUSA, Jo-Ann Fabrics, Party City, The Maytag Store, Toys 'R Us, Michaels, PetsMart, (17)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
48.	Regency Plaza	MO	St. Charles	Fee	100.0%		Built 1988	95.5%	210,627	76,846		287,473	Wal-Mart, Sam's Wholesale Club
49.	Ridgewood Court	MS	Jackson	Fee	35.0	% (4) (13)	Built 1993	96.9%	185,939	54,732		240,671	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
50.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	94.1%	44,518	104,393		148,911	Best Buy, Acme, Cost Plus World Market, Office Depot
51.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	407,501	51,316		458,817	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods
52.	Royal Eagle Plaza	FL	Coral Springs (Miami — Ft. Lauderale)	Fee	35.0	% (4) (13)	Built 1989	98.4%	124,479	77,624		202,103	K Mart, Stein Mart
53.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2055)	100.0%		Built 2006	89.1%	126,610	223,298		349,908	Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics (6)
54.	Shops at North East Mall, The	TX	Hurst	Fee	100.0%		Built 1999	98.2%	265,595	99,148		364,743	Michael's, PetsMart, Old Navy, Pier 1 Imports, T.J. Maxx, Bed Bath & Beyond, Nordstrom Rack, Best Buy
55.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	79.1%	286,081	108,690		394,771	T.J. Maxx, Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Gallo, (8)
56.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	100.0%	98,337	2,750		101,087	Hobby Lobby, Circuit City, Pep Boys
57.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	97.9%	289,252	42,731		331,983	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond, (8)
58.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711		90,522	Best Buy, Barnes & Noble
59.	University Center	IN	Mishawaka	Fee	60.0%		Built 1980	87.5%	104,347	46,177		150,524	Michael's, Best Buy, Linens 'n Things
60.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	% (4) (13)	Built 1990	98.8%	414,593	134,923		549,516	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Wal-Mart, Marsh, Menards
61.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607		50,107
62.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	622,244	329,446		951,690	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness
63.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	89.5%	182,161	59,226		241,387	Famous Footwear, T.J. Maxx, Toys 'R Us, Target
64.	West Town Corners	FL	Altamonte Springs	Fee	23.3	% (4) (13)	Built 1989	99.2%	263,782	121,477	(18)	385,259	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
65.	Westland Park Plaza	FL	Orange Park	Fee	23.3	% (4) (13)	Built 1989	99.1%	123,548	39,606		163,154	Sports Authority, PetsMart, Burlington Coat Factory
66.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.9%	275,703	115,723		391,426	T.J. Maxx, Office Max, Kohl's Babies 'R Us, Kids 'R Us, Cub Foods
67.	Whitehall Mall	PA	Whitehall	Fee	38.0	% (15) (4)	Acquired 2003	91.2%	444,916	143,168		588,084	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
68.	Willow Knolls Court	IL	Peoria	Fee	35.0	% (4) (13)	Built 1990	98.4%	309,440	72,937	382,377	Willow Knolls 14, Burlington Coat Factory, Kohl's, Sam's Wholesale Club
69.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	77.4%	395,071	218,908	613,979	Kohl's, Target, Linens 'n Things, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								13,152,921	5,968,456	19,121,377

	OTHER PROPERTIES
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	100.0%	—	151,256	151,256	Bass, Dress Barn, Liz Claiborne, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Fee	100.0%		Acquired 2004	83.3%	—	269,307	269,307	Carter's, Izod, Nautica, Pfaltzgraff, Reebok, Pendelton, Tuesday Morning
3.	Factory Stores of America-Boaz	AL	Boaz	Ground Lease (2007)	100.0%		Acquired 2004	72.8%	—	111,909	111,909	Banister/Easy Spirit, Bon Worth, VF Outlet
4.	Factory Stores of America-Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	96.5%	—	176,615	176,615	Bass, Dress Barn, Van Heusen
5.	Factory Stores of America-Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	98.0%	—	83,962	83,962	Factory Brand Shoes, VF Outlet, Van Heusen
6.	Factory Stores of America-Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	100.0%	—	86,249	86,249	Dress Barn, VF Outlet, Van Heusen
7.	Factory Stores of America-Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	100.0%	—	89,646	89,646	Bass, Dress Barn, VF Outlet
8.	Factory Stores of America-Story City	IA	Story City	Fee	100.0%		Acquired 2004	84.0%	—	112,405	112,405	Dress Barn, Factory Brand Shoes, VF Outlet, Van Heusen
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%		Acquired 2004	98.4%	—	223,402	223,402	Adidas, Bass, Carter's, Eddie Bauer, Nike, OshKosh B'Gosh, Samsonite, Gap Outlet
10.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	88.6%		286,924	286,924	Branson Meadows Cinemas, Dress Barn Woman, VF Outlet

	Total Other GLA								—	1,591,675	1,591,675

	Total U.S. Properties GLA								113,892,050	87,123,088	201,015,138

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
	Property Name	State	City (Metropolitan area)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	PROPERTIES UNDER CONSTRUCTION
						Expected Opening
1.	Domain, The	TX	Austin	Fee	100.0%	3/07	N/A	—	—	—	Neiman Marcus, Macy's
2.	Philadelphia Premium Outlets	PA	Limerick	Fee	100.0%	11/07	N/A	—	—	—
3.	Palms Crossing	TX	McAllen	Fee	100.0%	11/07	N/A	—	—	—	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City
4.	Pier Park	FL	Panama City Beach	Fee	100.0%	3/08	N/A	—	—	—	Dillard's, JCPenney, Target, Old Navy, Borders Books & Music
5.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	3/08	N/A	—	—	—	JCPenney

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

(5)
Regional Malls — Executed leases for all company-owned GLA in mall and freestanding stores, excluding majors. Premium Outlet Centers — Executed leases for all company-owned GLA (or total center GLA). Community Centers — Executed leases for all company-owned GLA including majors, mall stores and freestanding stores.

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

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

Arsenal Mall — 105,807 sq. ft.	Lenox Square — 2,674 sq. ft.
Century III Mall — 35,929 sq. ft.	Menlo Park Mall — 50,615 sq. ft.
Circle Centre Mall — 9,123 sq. ft.	Oak Court Mall — 126,319 sq. ft.
Copley Place — 856,586 sq. ft.	Oxford Valley Mall — 109,832 sq. ft.
Fashion Centre at Pentagon City, The — 169,089 sq. ft.	Plaza Carolina — 28,192 sq. ft.
Fashion Mall at Keystone, The — 10,927 sq. ft.	River Oaks Center — 118,311 sq. ft.
Firewheel Town Center — 75,000 sq. ft.	Roosevelt Field — 1,610 sq. ft.
Greendale Mall — 119,860 sq. ft.	Stanford Shopping Center — 5,748 sq. ft.
The Plaza & Court at King of Prussia — 13,627 sq. ft.	The Westchester — 820 sq. ft.
Lehigh Valley Mall — 11,754 sq. ft.
(19)
Parisian locations will convert to Belk nameplate in 2007.

(20)
Nordstrom to open stores in locations previously operated by others at Burlington Mall (2008), Ross Park Mall (2008), Fashion Mall at Keystone (2008), South Shore Plaza (2009), and Northshore Mall (2010).

International Properties

            We own interests in properties outside the United States through the following international joint venture arrangements.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2006:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A. ("GCI")	49.0%	41	Italy
Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe")	50.0%	12	France, Poland

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. Simon Ivanhoe also operates through a wholly-owned subsidiary, Groupe BEG, S.A. ("BEG"). Simon Ivanhoe and BEG are fully integrated European retail real estate developers, owners and managers.

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

  Other International Investments

            We also hold real estate interests in five joint ventures in Japan and one in Mexico. The five joint ventures in Japan operate Premium Outlet centers in various cities in Japan and have over 1.4 million square feet of GLA. These centers were 100% leased as of December 31, 2006 and contained 600 stores with approximately 300 different tenants. The Premium Outlet center in Mexico is 85% leased as of December 31, 2006.

            The following summarizes these six Premium Outlet centers in international joint ventures:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets—Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets—Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets—Sano (Tokyo), Japan	40.0%
Toki Premium Outlets—Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets—Fukuoka (Kyushu), Japan	40.0%
Punta Norte Premium Outlets—Mexico City, Mexico	50.0%

            We also have begun construction on Yeoju Premium Outlets, a 253,000 square foot center located in South Korea. We have a 50% interest in this property with the remaining 50% interest owned by Shinsegae. Also, through a joint venture arrangement with MSREF and SZITIC CP, we have a 32.5% interest in four shopping centers that are under construction in China aggregating 1.9 million square feet of GLA.

            The following property table summarizes certain data on our properties that are under operation in Europe, Japan, and Mexico at December 31, 2006.

Simon Property Group, L.P. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Fee	50.0%		2003	132,400	408,900	541,300	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Fee	50.0%		2004	—	336,300	336,300	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Fee	17.5%		1992	150,700	63,000	213,700	Auchan
4.	Villabé A6	Villabé (Paris)	Fee	7.5%		1992	102,300	104,500	206,800	Carrefour
5.	Wasquehal	Wasquehal (Lille)	Fee	50.0%		2006	129,200	102,100	231,300	Carrefour

	Subtotal France						514,600	1,014,800	1,529,400
	ITALY
6.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	41,200	41,600	82,800	Cityper
7.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	38,900	55,900	94,800	Cityper, Scarpe & Scarpe
8.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	48,000	114,300	162,300	Cityper, Comet
9.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Leroy Merlin, Decathlon, Oviesse, Kiabi, Upim
10.	Bari — Modugno (5)	Modugno (Bari)	Fee	49.0%		2004	96,900	46,600	143,500	Auchan
11.	Brescia — Mazzano	Mazzano (Brescia)	Fee/Leasehold (2)	49.0	% (2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim, Trony
12.	Brindisi — Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	88,000	140,600	228,600	Auchan, Euronics
13.	Cagliari — Santa Gilla	Cagliari	Fee/Leasehold (2)	49.0	% (2)	1992	75,900	114,800	190,700	Auchan, Bricocenter, Trony
14.	Catania — La Rena	Catania	Fee	49.0%		1998	124,100	22,100	146,200	Auchan
15.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter, Decathlon, Upim, Euronics
16.	Giugliano	Giugliano (Napoli)	Fee	19.6%		2006	130,000	618,300	748,300	Auchan, Decathlon, Leroy Merlin, Oviesse, Conbipel, Scarpe & Scarpe, Eldo, Euronics
17.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World, Upim
18.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
19.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	74,300	17,100	91,400	Auchan
20.	Padova	Padova	Fee	49.0%		1989	73,300	32,500	105,800	Auchan
21.	Palermo	Palermo	Fee	49.0%		1990	73,100	9,800	82,900	Auchan
22.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	56,300	56,000	112,300	Auchan
23.	Pescara	Pescara	Fee	49.0%		1998	96,300	65,200	161,500	Auchan, Upim, Euronics
24.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	80,200	189,600	269,800	Auchan, Bata, Emmezeta Marcatone Z
25.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
26.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	59,500	4,100	63,600	Auchan
27.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee/Leasehold (2)	49.0	% (2)	1990	79,500	154,200	233,700	Auchan, Bricocenter, Upim, Media World

Simon Property Group, L.P. and Subsidiaries

International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership		Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
28.	Taranto	Taranto	Fee	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter, Upim
29.	Torino	Torino	Fee	49.0%		1989	105,100	66,700	171,800	Auchan, Upim
30.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
31.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	114,100	132,600	246,700	Auchan, Oviesse
32.	Vicenza	Vicenza	Fee	49.0%		1995	78,400	20,100	98,500	Auchan
33.	Ancona	Ancona	Leasehold (3)	49.0	% (3)	1993	82,900	82,300	165,200	Auchan, Upim
34.	Bergamo	Bergamo	Leasehold (3)	49.0	% (3)	1976	103,000	16,900	119,900	Auchan
35.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	% (3)	1972	89,900	27,600	117,500	Auchan, Bata
36.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	% (3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata, Trony
37.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	% (3)	1989	83,300	16,000	99,300	Auchan
38.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	% (3)	1976	73,500	88,500	162,000	Auchan, Bricocenter
39.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	% (3)	2005	163,800	120,100	283,900	Auchan
40.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	% (3)	1991	83,800	27,800	111,600	Auchan
41.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	% (3)	1992	98,000	94,900	192,900	Auchan, Bricocenter, Upim
42.	Olbia	Olbia	Leasehold (3)	49.0	% (3)	1993	49,000	48,800	97,800	Auchan
43.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	% (3)	1998	62,700	84,900	147,600	Auchan, Upim
44.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	% (3)	1995	—	35,600	35,600	Oviesse
45.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	% (3)	1986	61,800	32,300	94,100	Auchan
46.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	% (3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						3,557,400	4,038,100	7,595,500
	POLAND
47.	Arkadia Shopping Center	Warsaw	Fee	50.0%		2004	202,100	902,200	1,104,300	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
48.	Borek Shopping Center	Wroclaw	Fee	50.0%		1999	119,900	129,300	249,200	Carrefour
49.	Dabrowka Shopping Center	Katowice	Fee	50.0%		1999	121,000	172,900	293,900	Carrefour, Castorama
50.	Gliwice Shopping Center	Gliwice	Fee	50.0%		2006	140,700	239,000	379,700	Carrefour
51.	Turzyn Shopping Center	Szczecin	Fee	50.0%		2001	87,200	121,900	209,100	Carrefour
52.	Wilenska Station Shopping Center	Warsaw	Fee	50.0%		2002	92,700	215,900	308,600	Carrefour
53.	Zakopianka Shopping Center	Krakow	Fee	50.0%		1998	120,200	425,400	545,600	Carrefour, Castorama

	Subtotal Poland						883,800	2,206,600	3,090,400

Simon Property Group, L.P. and Subsidiaries

International Property Table

						Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Ownership	Year Built	Hypermarket/Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	JAPAN
54.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	—	390,000	390,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
55.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	—	321,000	321,000	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
56.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	—	318,200	318,200	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
57.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	—	231,200	231,200	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
58.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	—	187,000	187,000	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan					—	1,447,400	1,447,400
	MEXICO
59.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	232,000	232,000	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	232,000	232,000

	TOTAL INTERNATIONAL ASSETS					4,955,800	8,938,900	13,894,700

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

(5)
Gallerie Commerciali Italia, in which we have a 49% joint venture interest, has been notified by an Italian appellate court that the center which opened in February 2004, though properly permitted, was not in accordance the Modugno master plan. The joint venture is appealing the decision of the appellate court and is otherwise working to resolve the issue. The center remains open. The joint venture partner has indemnified us for the amount of our allocated investment in the project.

  Land Held for Development

            We have direct or indirect ownership interests in five parcels of land held in the United States for future development, containing an aggregate of approximately 400 acres located in three states.

            Also, on December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. The site plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes. Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. The entitlement, planning, and design processes are ongoing and initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering our Properties and the properties held by our international joint venture arrangements. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties
As of December 31, 2006
(Dollars in thousands)

Property Name	Interest Rate	Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%	$28,634		$2,216		10/10/12
Arsenal Mall — 1	6.75%	31,433		2,724		09/28/08
Arsenal Mall — 2	8.20%	1,326		286		05/05/16
Aventura Mall Credit Facility	6.32% (1)	27,369		1,730	(2)	10/27/07
Bangor Mall	7.06%	22,038		2,302		12/01/07
Battlefield Mall	4.60%	97,839		6,154		07/01/13
Bloomingdale Court	7.78%	27,532	(4)	2,578		11/01/09
Boardman Plaza	5.94%	23,598		1,402	(2)	07/01/14
Brunswick Square	5.65%	85,659		5,957		08/11/14
Carolina Premium Outlets — Smithfield	9.10%	20,231	(6)	2,114		03/10/13
Century III Mall	6.20%	84,525	(9)	6,541		10/10/12
Chesapeake Square	5.84%	72,658		5,162		08/01/14
Cielo Vista Mall	9.38%	47,433	(5)	5,828		05/01/07
College Mall — 1	7.00%	32,630	(8)	3,908		01/01/09
College Mall — 2	6.76%	10,710	(8)	935		01/01/09
Copley Place	7.44%	171,126		16,266		08/01/07
Coral Square	8.00%	85,740		8,065		10/01/10
The Crossings Premium Outlets	5.85%	56,707		4,649		03/13/13
Crossroads Mall	6.20%	42,451		3,285		10/10/12
Crystal River	7.63%	15,341		1,385		11/11/10	(25)
Dare Centre	9.10%	1,684	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%	3,301		284		01/01/15
Desoto Square	5.89%	64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%	9,409	(6)	983		03/10/13	(25)
Factory Stores of America — Boaz	9.10%	2,752	(6)	287		03/10/13	(25)
Factory Stores of America — Georgetown	9.10%	6,521	(6)	681		03/10/13	(25)
Factory Stores of America — Graceville	9.10%	1,937	(6)	202		03/10/13	(25)
Factory Stores of America — Lebanon	9.10%	1,628	(6)	170		03/10/13	(25)
Factory Stores of America — Nebraska City	9.10%	1,529	(6)	160		03/10/13	(25)
Factory Stores of America — Story City	9.10%	1,891	(6)	198		03/10/13	(25)
Forest Mall	6.20%	17,000	(10)	1,316		10/10/12
Forest Plaza	7.78%	15,101	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%	541,935		34,564		12/01/10
Gateway Shopping Center	5.89%	87,000		5,124	(2)	10/01/11
Gilroy Premium Outlets	6.99%	64,144	(7)	6,236		07/11/08	(25)
Greenwood Park Mall — 1	7.00%	27,329	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%	55,331	(8)	4,831		01/01/09
Henderson Square	6.94%	15,063		1,270		07/01/11
Highland Lakes Center	6.20%	15,670	(9)	1,213		10/10/12
Ingram Park Mall	6.99%	79,499	(20)	6,724		08/11/11
Keystone at the Crossing	7.85%	57,514		5,642		07/31/07
Kittery Premium Outlets	6.99%	10,619	(7)	1,028		07/11/08	(25)
Knoxville Center	6.99%	60,201	(20)	5,092		08/11/11
Lake View Plaza	7.78%	20,073	(4)	1,880		11/01/09
Lakeline Mall	7.65%	64,999		6,300		05/01/07
Lakeline Plaza	7.78%	22,008	(4)	2,061		11/01/09
Lighthouse Place Premium Outlets	6.99%	44,261	(7)	4,286		07/11/08	(25)
Lincoln Crossing	7.78%	3,038	(4)	285		11/01/09
Longview Mall	6.20%	31,814	(9)	2,462		10/10/12
MacGregor Village	9.10%	6,775	(6)	708		03/10/13	(25)
Mall of Georgia	7.09%	191,520		16,649		07/01/10
Markland Mall	6.20%	22,509	(10)	1,742		10/10/12
Matteson Plaza	7.78%	8,840	(4)	828		11/01/09
McCain Mall	9.38%	22,148	(5)	2,721		05/01/07
Midland Park Mall	6.20%	32,860	(10)	2,543		10/10/12
Montgomery Mall	5.17%	92,508		6,307		05/11/14	(25)
Muncie Plaza	7.78%	7,643	(4)	716		11/01/09

Northfield Square	6.05%	30,382	2,485	02/11/14
Northlake Mall	6.99%	69,450	(20)	5,874	08/11/11
North Ridge Shopping Center	9.10%	8,275	(6)	865	03/10/13	(25)
Oxford Valley Mall	6.76%	79,924	7,801	01/10/11
Palm Beach Mall	6.20%	52,567	4,068	10/10/12
Penn Square Mall	7.03%	68,258	6,003	03/01/09	(25)
Plaza Carolina — Fixed	5.10%	94,714	7,085	05/09/09
Plaza Carolina — Variable Capped	6.22%	(29)	95,744	7,895	05/09/09	(3)
Plaza Carolina — Variable Floating	6.22%	(1)	57,445	4,737	05/09/09	(3)
Port Charlotte Town Center	7.98%	52,007	4,680	12/11/10	(25)
Regency Plaza	7.78%	4,143	(4)	388	11/01/09
Richmond Towne Square	6.20%	46,156	(10)	3,572	10/10/12
SB Trolley Square Holding	9.03%	28,408	2,880	08/01/10
St. Charles Towne Plaza	7.78%	26,518	(4)	2,483	11/01/09
Stanford Shopping Center	3.60%	(11)	220,000	7,920	(2)	09/11/08
Sunland Park Mall	8.63%	(13)	35,315	3,768	01/01/26
Tacoma Mall	7.00%	126,763	10,778	10/01/11
Towne East Square — 1	7.00%	44,339	4,711	01/01/09
Towne East Square — 2	6.81%	22,330	1,958	01/01/09
Towne West Square	6.99%	52,039	(20)	4,402	08/11/11
University Park Mall	7.43%	56,825	4,958	10/01/07
Upper Valley Mall	5.89%	47,904	2,822	(2)	07/01/14
Valle Vista Mall	9.38%	29,335	(5)	3,598	05/01/07
Washington Square	5.94%	30,693	1,823	(2)	07/01/14
Waterloo Premium Outlets	6.99%	35,649	(7)	3,452	07/11/08	(25)
West Ridge Mall	5.89%	68,711	4,047	(2)	07/01/14
West Ridge Plaza	7.78%	5,342	(4)	500	11/01/09
White Oaks Mall	5.54%	50,000	2,768	(2)	11/01/16
White Oaks Plaza	7.78%	16,298	(4)	1,526	11/01/09
Wolfchase Galleria	7.80%	70,716	6,911	06/30/07
Woodland Hills Mall	7.00%	81,587	7,185	01/01/09	(25)

Total Consolidated Secured Indebtedness	$4,405,024

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	5.70%	(15)	$—	$—	(2)	01/11/11	(3)
Revolving Credit Facility — Yen Currency	0.85%	(15)	14,673	125	(2)	01/11/11	(3)
Revolving Credit Facility — Euro Currency	4.01%	(15)	290,459	11,643	(2)	01/11/11	(3)
Medium Term Notes — 2	7.13%	180,000	12,825	(14)	09/20/07
Unsecured Notes — 2B	7.00%	150,000	10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%	200,000	14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%	300,000	21,375	(14)	02/09/09
Unsecured Notes — 6B	7.75%	200,000	15,500	(14)	01/20/11
Unsecured Notes — 7	6.38%	750,000	47,813	(14)	11/15/07
Unsecured Notes — 8A	6.35%	350,000	22,225	(14)	08/28/12
Unsecured Notes — 8B	5.38%	150,000	8,063	(14)	08/28/08
Unsecured Notes — 9A	4.88%	300,000	14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%	200,000	10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%	300,000	11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%	200,000	9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%	400,000	19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%	500,000	28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%	600,000	30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%	400,000	18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%	500,000	26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%	600,000	34,500	(14)	12/01/15
Unsecured Notes — 14 A	5.75%	400,000	23,000	(14)	05/01/12
Unsecured Notes — 14 B	6.10%	400,000	24,400	(14)	05/01/16
Unsecured Notes — 15 A	5.60%	600,000	33,600	(14)	09/01/11
Unsecured Notes — 15 B	5.88%	500,000	29,375	(14)	03/01/17
Unsecured Notes — 16 A	5.00%	600,000	30,000	(14)	03/01/12
Unsecured Notes — 16 B	5.25%	650,000	34,125	(14)	12/01/16
Mandatory Par Put Remarketed Securities	7.00%	200,000	14,000	(14)	06/15/08	(16)

9,935,132
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%	75,000	5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%	250,000	19,688	(14)	03/15/16

325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 2	7.25%	125,000	9,063	(14)	10/21/07
Unsecured Notes — CPG 3	3.50%	100,000	3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%	50,000	4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%	150,000	12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%	100,000	6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%	150,000	9,000	(14)	01/15/13

675,000

Total Consolidated Unsecured Indebtedness	$10,935,132

Total Consolidated Indebtedness at Face Amounts	$15,340,156
Fair Value Interest Rate Swaps	(9,428)	(24)
Net Premium on Indebtedness	93,732
Net Discount on Indebtedness	(29,971)

Total Consolidated Indebtedness	$15,394,489	(19)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$38,219		$3,607		09/10/09
Arkadia Shopping Center	4.67	% (31)	135,062		6,312		05/31/12
Atrium at Chestnut Hill	6.89%		46,025		3,880		03/11/11	(25)
Auburn Mall	7.99%		44,744		4,222		09/10/09
Aventura Mall	6.61%		200,000		13,220	(2)	04/06/08
Avenues, The	5.29%		75,588		5,325		04/01/13
Bay 1 (Torcy)	4.42	% (31)	18,575		822		05/31/11
Bay 2 (Torcy)	4.42	% (31)	69,290		3,065		06/30/11
Borek Shopping Center	5.93%		16,396		973		02/06/12
Cape Cod Mall	6.80%		93,520		7,821		03/11/11
Castleton Storage	7.37	% (1)	256		19	(2)	07/31/09	(3)
Circle Centre Mall	5.02%		75,624		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	6.57	% (1)	10,500		690	(2)	07/14/07
Crystal Mall	5.62%		99,883		7,319		09/11/12	(25)
Dabrowka Shopping Center	6.04	% (31)	4,978		301		07/03/14
Dadeland Mall	6.75%		189,252		15,566		02/11/12	(25)
Domain Residential	6.47	% (1)	21,673		1,403	(2)	03/03/11	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		137,050		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Fashion Centre Pentagon Retail	6.63%		156,904		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	6.07	% (30)	40,000		2,429	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		158,720		13,218		10/11/08	(25)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(25)
Firewheel Residential	7.17	% (1)	606		43	(2)	06/20/09
Florida Mall, The	7.55%		254,151		22,766		12/10/10
Galleria Commerciali Italia — Facility A	4.77	% (18)	328,859		21,411		12/22/11	(3)
Galleria Commerciali Italia — Facility B	4.87	% (27)	324,885		22,565		12/22/11
Galleria Commerciali Italia — Cinisello	4.12%		29,545		1,218		06/20/07
Gaitway Plaza	4.60%		13,900	(17)	640	(2)	07/01/15
Granite Run Mall	5.83%		121,189		8,622		06/01/16
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	2.00%		8,398	(26)	1,176		10/25/14
Gotemba Premium Outlets — Variable	2.30	% (12)	16,208	(26)	3,900		09/30/07
Gwinnett Place — 1	7.54%		35,621		3,412		04/01/07
Gwinnett Place — 2	7.25%		79,239		7,070		04/01/07
Hamilton Town Center	6.32	% (1)	9,398		594	(2)	03/31/07
Highland Mall	6.83%		66,744		5,634		07/11/11
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
King of Prussia Mall — 1	7.49%		162,777		23,183		01/01/17
King of Prussia Mall — 2	8.53%		11,314		1,685		01/01/17
Lehigh Valley Mall	5.88	% (1)	150,000		8,823	(2)	08/09/10	(3)
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	7.88%		93,242		8,705		09/01/07
Mall at Chestnut Hill	8.45%		14,172		1,396		02/02/10
Mall of New Hampshire — 1	6.96%		96,202		8,345		10/01/08	(25)
Mall of New Hampshire — 2	8.53%		7,989		786		10/01/08
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		97,198		6,533		10/01/13
Northshore Mall	5.03%		210,000		10,553	(2)	03/11/14	(25)
Quaker Bridge Mall	7.03%		21,627		2,407		04/01/16
Plaza at Buckland Hills, The	4.60%		24,800	(17)	1,142	(2)	07/01/15
Ridgewood Court	4.60%		14,650	(17)	674	(2)	07/01/15

Rinku Premium Outlets	2.34%		31,276	(26)	4,857		10/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	2.39%		46,214	(26)	7,371		05/31/16
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
St. John's Town Center Phase II	6.17	% (1)	17,530		1,082	(2)	02/27/07
Seminole Towne Center	5.97	% (22)	70,000		4,180	(2)	07/09/09	(3)
Shops at Sunset Place, The	6.07	% (21)	90,867		7,250		05/09/09	(3)
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		113,206		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
SouthPark Residential	6.72	% (1)	20,319		1,366	(2)	10/31/08
Springfield Mall	6.42	% (1)	76,500		4,913	(2)	12/01/10	(3)
Square One	6.73%		90,038		7,380		03/11/12
Surprise Grand Vista	10.61%		249,306		26,455	(2)	12/28/10	(3)
Toki Premium Outlets	1.22	% (12)	21,248	(26)	3,283		10/30/09
Tosu Premium Outlets	2.60%		10,617	(26)	1,852		08/24/13
Town Center at Cobb — 1	7.54%		45,383		4,347		04/01/07
Town Center at Cobb — 2	7.25%		60,303		5,381		04/01/07
Turzyn Shopping Center	6.32%		24,162		1,528		06/06/14
University Storage	7.37	% (1)	2,344		173	(2)	07/31/09	(3)
Valley Mall	5.83%		47,184		3,357		06/01/16
Villabe A6 — Bel'Est	4.72	% (31)	11,577		547		08/31/11
Village Park Plaza	4.60%		29,850	(17)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(17)	865	(2)	07/01/15
West Town Mall	6.90%		76,000		5,244	(2)	05/01/08	(25)
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	6.77%		13,072		1,282		11/01/08
Wilenska Station Shopping Center	5.12	% (31)	39,524		2,025		08/31/11
Zakopianka Shopping Center	6.60%		14,865		981		12/28/11

Total Joint Venture Secured Indebtedness at Face Amounts			$7,996,332
Unsecured Indebtedness:
Galleria Commerciali Italia — Facility C	4.28	% (28)	61,129		2,618	(2)	12/22/08	(3)

Total Joint Venture Unsecured Indebtedness			61,129
Net Premium on Indebtedness			0
Net Discount on Indebtedness			(1,606)

Total Joint Venture Indebtedness			$8,055,855	(23)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37.5 bps to 205 bps. LIBOR as of December 31, 2006 was 5.32%.

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

(11)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2006, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 5.37%.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2006 was 0.4738%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2006.

(14)
Requires semi-annual payments of interest only.

(15)
$3,000,000 Credit Facility. As of December 31, 2006, the Credit Facility bears interest at LIBOR + 0.375% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2006, $2.7 billion was available after outstanding borrowings and letter of credits.

(16)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory redemption on June 15, 2008.

(17)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(18)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.05%. Debt consists of a Euros 269.0 million tranche of which Euros 249.1 million is drawn.

(19)
Our share of consolidated indebtedness was $15,203,980.

(20)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(22)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(23)
Our share of joint venture indebtedness was $3,472,228. Our share of indebtedness for joint ventures excludes our share of indebtedness of $79.5 million in joint venture entities in which a non-controlling interest is held by Gallerie Commerciali Italia, an entity which we have a 49% interest.

(24)
Represents the fair market value of interest rate swaps entered into by the Operating Partnership.

(25)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 15,950.7 million

(27)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 246.1 million is drawn.

(28)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 46.3 million is drawn.

(29)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(30)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(31)
Associated with these loans are interest rate swap agreements with a total combined Euro 199.3 million notional amount that effectively fixed these loans at a combined 4.66%.

Mortgage and Other Debt on Portfolio Properties
and Investments in Real Estate
As of December 31, 2006
(Dollars in thousands)

  Changes in Mortgages and Other Indebtedness

            The changes in mortgages and other indebtedness for the years ended December 31, 2006, 2005, 2004 are as follows:

	2006	2005	2004
Balance, Beginning of Year	$14,106,117	$14,586,393	$10,266,388
Additions during period:
New Loan Originations	2,810,239	2,484,264	4,509,640
Loans assumed in acquisitions and consolidations	192,272	—	1,387,182
Net Premium/(Discount)	(5,031)	(11,328)	132,905
Deductions during period:
Loan Retirements	(1,619,148)	(2,764,438)	(1,652,022)
Loans Related to Deconsolidations	—	(100,022)	—
Amortization of Net (Premiums)/Discounts	(25,784)	(33,710)	(14,043)
Scheduled Principal Amortization	(64,176)	(55,042)	(43,657)

Balance, End of Year	$15,394,489	$14,106,117	$14,586,393

Item 3. Legal Proceedings

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers. We filed our own actions for declaratory judgment actions in Federal district courts in each of the three states.

            With respect to the New Hampshire litigation, on August 1, 2006, the Federal district court in New Hampshire granted our motion for summary judgment and held that the gift card program that has been in existence since September 1, 2005, is a banking product and state law regulation is preempted by Federal banking laws. However, the Attorney General's appeal of this judgment in our favor in Federal district court in New Hampshire is pending. In February 2007, we entered into a voluntary, no-fault settlement agreement regarding the elements of the New Hampshire action which related to the program that existed before September 1, 2005. This settlement did not have a significant impact on the results of our operations.

            In addition, we are a defendant in three other proceedings relating to the gift card program: Betty Benson and Andrea Nay-Richardson vs. Simon Property Group, Inc., and Simon Property Group, L.P., Superior Court of Cobb County, State of Georgia, Case No.: 04-1-9617-42, filed December 9, 2004; Christopher Lonner vs. Simon Property Group, Inc., Supreme Court of the State of NY, County of Westchester, Case No.: 04-2246, filed February 18, 2004; and Aliza Goldman, individually and on behalf of all others similarly situated vs. Simon Property Group, Inc., Supreme Court of the State of New York, County of Nassau, filed February 7, 2005. Each of these proceedings has been brought as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            We believe that we have viable defenses under both state and federal laws to the pending gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            As previously disclosed, we were a defendant in a suit brought against us by a partner in a partnership in which we previously held ownership in, Mall of America Associates ("MOAA"). Effective November 2, 2006, all parties agreed to settle the lawsuit and all claims with no settlement payment due by either party. We had most currently been a beneficial interest holder in the operations of MOAA which entitled us the right to receive cash flow distributions and capital transaction proceeds, or approximately a 25% interest in the underlying operations. Concurrently with the settlement of the litigation, the Simon family partner in MOAA sold its entire interest in MOAA. We received $102.2 million of capital transaction proceeds related to this transaction, terminating our beneficial interests, which resulted in a gain of $86.5 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established public trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on the units:

Declared Distribution
2006
1st Quarter	$0.76
2nd Quarter	0.76
3rd Quarter	0.76
4th Quarter	0.76
2005
1st Quarter	$0.70
2nd Quarter	0.70
3rd Quarter	0.70
4th Quarter	0.70

  Holders

            The number of holders of units was 245 as of February 19, 2007.

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

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2006, we issued 106,400 units to Simon Property related to employee stock options that were exercised during the quarter. We used the net proceeds from the option exercised of approximately $3.2 million for general working capital purposes. Also during the fourth quarter of 2006, we issued 8,000,000 of Series K Variable Rate Redeemable Preferred Units (Series K Preferred Units) to Simon Property for cash proceeds in the amount of $200.0 million. The cash proceeds received from Simon Property were obtained by Simon Property from the sale of a similar series of preferred stock to a single institutional investor. We used the proceeds to fund the redemption of the Series F Cumulative Redeemable Preferred Units held by Simon Property, which in turn then redeemed a similar series of preferred stock. The issuance of the units and Series K Preferred Units were exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as private offerings.

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

	As of or for the Year Ended December 3l,
	2006	2005	2004 (1)	2003 (1)	2002 (1)
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$3,332,154	$3,166,853	$2,567,774	$2,227,373	$2,038,936
Income from continuing operations	719,083	457,328	454,358	433,963	527,888
Net income available to common unitholders	$614,911	$510,581	$380,711	$412,532	$482,575
BASIC EARNINGS PER UNIT:
Income from continuing operations	$2.20	$1.27	$1.47	$1.48	$1.86
Discontinued operations	—	0.55	(0.04)	0.18	0.13

Net income	$2.20	$1.82	$1.43	$1.66	$1.99

Weighted average units outstanding	279,567	279,825	265,405	248,926	242,041
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$2.19	$1.27	$1.47	$1.47	$1.86
Discontinued operations	—	0.55	(0.04)	0.18	0.13

Net income	$2.19	$1.82	$1.43	$1.65	$1.99

Diluted weighted average units outstanding	280,471	280,696	266,272	249,750	243,631
Distributions per unit (2)	$3.04	$2.80	$2.60	$2.40	$2.18
BALANCE SHEET DATA:
Cash and cash equivalents	$929,360	$337,048	$519,556	$529,036	$390,644
Total assets	22,084,455	21,131,039	21,921,902	15,522,063	14,741,116
Mortgages and other indebtedness	15,394,489	14,106,117	14,586,393	10,266,388	9,546,081
Partners' equity	$5,089,868	$5,489,518	$5,779,870	$4,213,993	$4,328,196
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,273,367	$1,170,371	$1,079,092	$945,092	$880,279
Investing activities	(601,851)	(51,906)	(2,742,542)	(760,000)	(784,495)
Financing activities	$(79,204)	$(1,300,973)	$1,653,970	$(46,700)	$42,688
Ratio of Earnings to Fixed Charges (3)	1.73x	1.56x	1.63x	1.65x	1.80x

Notes

(1)
On October 14, 2004 Simon Property acquired Chelsea Property Group, Inc. On May 3, 2002, Simon Property and other parties jointly acquired Rodamco North America N.V. In the accompanying financial statements, Note 2 describes the basis of presentation and Note 4 describes acquisitions and disposals.

(2)
Represents distributions declared per period.

(3)
The ratios for 2004, 2003, and 2002 have been restated for the reclassification of discontinued operations described in Note 3. 2002 includes $162.0 million of gains on sales of assets, net, and excluding these gains the ratio would have been 1.42x.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the consolidated financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, impact of terrorist activities, inflation and maintenance of Simon Property's REIT status. We discuss these and other risks and uncertainties under the heading "Risk Factors" in our Annual Report on Form 10-K. The risks and uncertainties could cause our actual results to differ materially from the forward-looking statements that we make. We may update that discussion in subsequent quarterly reports, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. In this report, the terms the "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2006, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 69 community/lifestyle centers, 36 Premium Outlet centers and 10 other shopping centers or outlet centers in 38 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in five parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). In the United States, we have five new properties currently under development aggregating approximately 3.5 million square feet which will open during 2007 or early 2008. Internationally, we have ownership interests in 53 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico. We also have begun construction on a Premium Outlet center in which we will hold a 50% interest located in South Korea and, through a joint venture arrangement, we will have a 32.5% interest in five shopping centers (four of which are under construction) in China.

Operating Fundamentals

            We generate the majority of revenues from leases with retail tenants including:

•
Base minimum rents and cart and kiosk rentals,
•
Overage and percentage rents based on tenants' sales volume, and
•
Recoveries of a significant portion of our operating expenses, including common area maintenance, real estate taxes, and insurance.

            Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

            We seek growth in our earnings, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

•
Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,
•
Expanding and re-tenanting existing franchise locations at competitive market rates,

•
Adding mixed-use elements to our Portfolio through our asset intensification initiatives. This may include adding elements such as multifamily, condominiums, hotel and self-storage at selected locations,
•
The acquisition of high quality real estate assets or portfolios of assets, and
•
Selling non-core assets.

            We also grow by generating supplemental revenues in our existing real estate portfolio, from outlot parcel sales and, due to our size and tenant relationships, from the following:

•
Simon Brand Ventures ("Simon Brand") mall marketing initiatives revenue sources which include: payment systems (including marketing fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events.
•
Simon Business Network ("Simon Business") offers property operating services to our tenants and others resulting from its relationships with vendors.

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

            We routinely review and evaluate acquisition opportunities based on their complement to our Portfolio. Lastly, we are selectively expanding our international presence. Our international strategy includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

            To support our overall growth goals, we employ a three-fold capital strategy:

•
Provide the capital necessary to fund growth.
•
Maintain sufficient flexibility to access capital in many forms, both public and private.
•
Manage our overall financial structure in a fashion that preserves our investment grade ratings.

Results Overview

            Diluted earnings per common unit increased $0.37 during 2006, or 20.3%, to $2.19 from $1.82 for 2005. The 2006 results include a $34.4 million gain (or $0.12 per diluted unit) from the sale of partnership interests in one of our European joint ventures to our new partner, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, an $86.5 million gain related to our receipt of capital transaction proceeds and recognition of $15.6 million in income during 2006 (aggregating $0.36 per diluted unit) from contributed beneficial interests, representing the right to receive cash flow, capital distributions, and related profits and losses of Mall of America Associates ("MOAA"), and increases in Portfolio operations. Included in 2005 results is a $125.1 million gain (or $0.45 per diluted unit) realized upon the disposition of the Riverway and O'Hare International Center office building properties.

            Our core business fundamentals remained strong during 2006. Regional mall comparable sales per square foot ("psf") strengthened in 2006, increasing 5.8% to $476 psf from $450 psf in 2005, reflecting robust retail sales activity. Our regional mall average base rents increased 2.6% to $35.38 psf from $34.49 psf. In addition, our regional mall leasing spreads were $6.48 psf as of December 31, 2006, compared to $7.40 psf as of December 31, 2005, principally as a result of changes in leasing mix. The operating fundamentals of the Premium Outlet centers and community/lifestyle centers also contributed to the improved 2006 operating results, as seen in the following section entitled Portfolio Data. Finally, regional mall occupancy was 93.2% as of December 31, 2006, as compared to 93.1% as of December 31, 2005. During 2006, we disposed of three consolidated properties that had an aggregate book value of $39.4 million for aggregate sales proceeds of $43.9 million, resulting in a net gain on sale of $4.5 million. We also sold a property accounted for under the equity method of accounting for $8.8 million and recorded a gain of $7.7 million on its disposition.

            We continue to identify additional opportunities in various international markets. We look to continue focus on our joint venture interests in Europe, Japan, and other market areas abroad. In 2005, we realigned the interests in Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") with the result that our ownership and our new partner's ownership were increased to 50% each in the first quarter of 2006. In 2006, we increased our presence in Europe with the opening of Gliwice Shopping Center in Poland, a 380,000 square-foot center, and Giugliano in Italy, a 748,000 square foot center.

We also opened expansions to a Premium Outlet center in Toki, Japan and a shopping center in Wasquehal, France. We expect international development and redevelopment/expansion activity for 2007 to include:

•
Continuing construction by our Italian joint venture, Gallerie Commerciali Italia ("GCI"), of four shopping centers in Napoli, Roma, Nola (Napoli), and Milano with a gross leasable area ("GLA") of nearly 3.0 million square feet;
•
Completing and opening of Kobe-Sanda Premium Outlets, a 185,000 square foot Premium Outlet center located in Kobe, Japan, in which we hold a 40% ownership interest;
•
Completing and opening of Yeoju Premium Outlets, a 253,000 square foot Premium Outlet center located in South Korea. We hold a 50% ownership interest this property; and
•
Continuing construction on four Wal-Mart anchored shopping centers, and commencement of a fifth shopping center, all located in China. We hold a 32.5% ownership interest in these centers.

            Despite a significantly increasing interest rate environment that resulted in an approximate 93 basis point increase in LIBOR (5.32% at December 31, 2006, versus 4.39% at December 31, 2005), our effective overall borrowing rate for the twelve months ended December 31, 2006, decreased five basis points as compared to the twelve months ended December 31, 2005. Our financing activities for the twelve months ended December 31, 2006, are highlighted by the following:

•
We repaid $609.1 million in unsecured notes and term loans that bore interest ranging from 6.875% to 7.38%.
•
We paid off seven mortgages, unencumbering four properties, totaling $275.8 million that bore interest at fixed rates ranging from 6.76% to 8.25% and a variable rate of LIBOR plus 138 basis points.
•
We made the final $600 million payment on the facility we used to fund the cash portion of our 2004 acquisition of Chelsea Property Group, Inc. ("Chelsea").
•
On March 31, 2006, Standard & Poor's Rating Services raised our corporate credit rating to ‘A-‘ from ‘BBB+‘ which resulted in a decrease in the interest rate applicable to borrowings on our unsecured revolving $3 billion credit facility (the "Credit Facility") to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on the Credit Facility to 12.5 basis points from 15 basis points.
•
We issued two tranches of senior unsecured notes in May totaling $800 million at a weighted average fixed interest rate of 5.93%. We used the net proceeds of $803.9 million, which includes $10.1 million proceeds from terminated forward-starting swap arrangements, to reduce the borrowings on our Credit Facility.
•
We issued two tranches of senior unsecured notes in August totaling $1.1 billion at a weighted average fixed interest rate of 5.73%. We used the proceeds of the offering to reduce borrowings on our Credit Facility.
•
We issued two tranches of senior unsecured notes in December totaling $1.25 billion at a weighted average fixed interest rate of 5.13%. We used the proceeds of the offering to reduce borrowings on our Credit Facility and reinvested the remaining $577.4 million to be used for general working capital purposes.
•
The outstanding balance of our Credit Facility decreased to approximately $305.1 million during the twelve months ended December 31, 2006, principally as a result of the above repayments. The December 31, 2006 outstanding balance consisted of Euro and Yen denominated borrowings only.
•
As a result of the acquisition of the remaining 50% interest in Mall of Georgia on November 1, 2006, we now own 100% of the mall, and the property was consolidated as of the acquisition date. This included the consolidation of the $192.0 million fixed rate mortgage on this property.

United States Portfolio Data

            The Portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We do not include any Properties located outside of the United States. The following table sets forth these key operating statistics for:

•
Properties that are consolidated in our consolidated financial statements,
•
Properties we account for under the equity method of accounting as joint ventures, and
•
the foregoing two categories of Properties on a total Portfolio basis.

	2006	%/basis points Change (1)	2005	%/basis points Change (1)	2004	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	93.0%	-30 bps	93.3%	+60 bps	92.7%	+50 bps
Unconsolidated	93.5%	+80 bps	92.7%	+10 bps	92.6%	-10 bps
Total Portfolio	93.2%	+10 bps	93.1%	+40 bps	92.7%	+30 bps
Average Base Rent per Square Foot
Consolidated	$34.79	2.2%	$34.05	3.8%	$32.81	4.9%
Unconsolidated	$36.47	3.3%	$35.30	1.5%	$34.78	3.1%
Total Portfolio	$35.38	2.6%	$34.49	3.0%	$33.50	3.8%
Comparable Sales Per Square Foot
Consolidated	$462	6.2%	$435	5.8%	$411	5.9%
Unconsolidated	$505	5.6%	$478	3.9%	$460	7.8%
Total Portfolio	$476	5.8%	$450	5.4%	$427	6.1%
Premium Outlet Centers:
Occupancy	99.4%	-20 bps	99.6%	+30 bps	99.3%	—
Average Base Rent per Square Foot	$24.23	4.6%	$23.16	6.0%	$21.85	—
Comparable Sales Per Square Foot	$471	6.1%	$444	7.8%	$412	—
Community/Lifestyle Centers:
Occupancy
Consolidated	91.5%	+200 bps	89.5%	-100 bps	90.5%	+340 bps
Unconsolidated	96.5%	+40 bps	96.1%	-140 bps	94.7%	-160 bps
Total Portfolio	93.2%	+160 bps	91.6%	-30 bps	91.9%	+170 bps
Average Base Rent per Square Foot
Consolidated	$11.90	1.7%	$11.70	5.2%	$11.12	1.0%
Unconsolidated	$11.68	8.0%	$10.81	3.1%	$10.49	7.4%
Total Portfolio	$11.82	3.6%	$11.41	4.6%	$10.91	3.0%
Comparable Sales Per Square Foot
Consolidated	$233	2.2%	$228	2.7%	$222	5.5%
Unconsolidated	$202	(1.0%)	$204	2.0%	$200	(2.9%)
Total Portfolio	$222	0.9%	$220	2.3%	$215	2.9%

(1)
Percentages may not recalculate due to rounding.

            Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall and freestanding Gross Leaseable Area ("GLA") owned by us ("Owned GLA") in the regional malls, all tenants at the Premium Outlet centers, and all tenants at community/lifestyle centers. Our Portfolio has maintained stable occupancy and increased average base rents despite the current economic climate.

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

International Property Data

            The following key operating statistics are provided for our international properties which are accounted for using the equity method of accounting.

	2006	2005	2004
European Shopping Centers
Occupancy	97.1%	98.1%	96.0%
Comparable sales per square foot	€391	€380	€386
Average rent per square foot	€26.29	€25.72	€25.03
International Premium Outlet Centers (1)
Occupancy	100%	100%	100%
Comparable sales per square foot	¥89,238	¥84,791	¥88,925
Average rent per square foot	¥4,646	¥4,512	¥4,358

(1)
Does not include our center in Mexico (Premium Outlets Punta Norte), which opened December 2004.

Critical Accounting Policies

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of all of our significant accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.

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
•
We review Properties for impairment on a case-by-case basis whenever events or changes in circumstances indicate that our carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and sales per square foot. Changes in our estimates of the future undiscounted cash flows as well as the holding period for each Property could affect our conclusion on whether an impairment charge is necessary. We recognize an impairment of investment property when we estimate that the undiscounted cash flows are less than the carrying value of the Property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the Property over its estimated fair value. We may decide to sell Properties that are held for use and the sales prices of these Properties may differ from their carrying values.
•
To maintain Simon Property's qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), Simon Property is required to distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. The American Jobs Creation Act of 2004 builds in some flexibility to the REIT tax rules and imposes at most, monetary penalties in lieu of REIT disqualification, for the failure to meet certain REIT rules. These REIT savings provisions apply to issues discovered by the REIT after October 22, 2004. Simon Property monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon Property fails to maintain its REIT status, and it is not able to avail itself of the REIT savings provisions, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded during those periods. This could in turn adversely impact our ability to sell our debt securities and Simon Property's ability to sell its securities in the capital markets. We make distributions to our unitholders including Simon Property so that Simon Property can meet the REIT qualification requirements.

•
We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and the market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.
•
A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and the Initial Rental Operations of Real Estate Properties." The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon opening.

Results of Operations

            In addition to the activity discussed in the Results Overview, the following acquisitions, Property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

•
On November 2, 2006, we opened Rio Grande Valley Premium Outlets, a 404,000 square foot upscale outlet center in Mercedes, Texas, 20 miles east of McAllen, Texas, and 10 miles from the Mexico border.
•
On November 2, 2006, we received capital transaction proceeds of $102.2 million related to beneficial interests in a mall contributed to us in 2006 by the Simon family members who were partners in the underlying mall partnership. This transaction terminated our beneficial interests and resulted in the recognition of a $86.5 million gain.
•
On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia from our partner for $252.6 million, including the assumption of our $96.0 million share of debt.
•
On August 4, 2006, we opened Round Rock Premium Outlets, a 432,000 square foot Premium Outlet center located 20 minutes North of Austin, Texas in Round Rock, Texas.
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
•
On May 6, 2005, we opened the 400,000 square foot Seattle Premium Outlets.
•
On March 15, 2005, we and our joint venture partner completed the construction of, obtained permanent financing for, and opened St. Johns Town Center (St. Johns), a 1.5 million square foot open-air retail project in Jacksonville, Florida. Prior to the project's completion, we consolidated St. Johns as we were responsible for 85% of the development costs and were deemed to be the Property's primary beneficiary. At opening and permanent financing, the ownership percentages were each adjusted to 50%, and we began to account for St. Johns using the equity method of accounting.

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
•
On February 5, 2004 we purchased a 95% interest in Gateway Shopping Center in Austin, Texas for approximately $107.0 million.

            In addition to the activity discussed above and in the Results Overview, the following acquisitions, dispositions, and Property openings affected our income from unconsolidated entities in the comparative periods:

•
On November 10, 2006, we opened Coconut Point, in Bonita Springs, Florida, a 1.2 million square foot, open-air shopping center complex with village, lakefront and community center areas.
•
On October 26, 2006, we opened the 200,000 square foot expansion of a shopping center in Wasquehal, France.
•
On October 14, 2006, we opened a 53,000 square foot expansion of Toki Premium Outlets.
•
On September 28, 2006, our Simon Ivanhoe joint venture opened Gliwice Shopping Center, a 380,000 square foot shopping center in Gliwice, Poland.
•
On May 31, 2006, GCI opened Giugliano, an 800,000 square foot center anchored by a hypermarket, in Italy.
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
•
On October 14, 2004, we opened Clay Terrace, a 500,000 square foot lifestyle center located in Carmel, Indiana.
•
On May 10, 2004, we and our then joint venture partner (Chelsea) completed the construction and opened Chicago Premium Outlets.
•
On April 7, 2004, we sold the joint venture interest in a hotel property held by our management company.
•
On August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America, in Minneapolis, Minnesota.

            For the purposes of the following comparisons between the years ended December 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout both the current and prior year.

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

            We sold the following properties in 2006 on the indicated date. Due to the limited significance of these properties on our financial statements, we did not report these properties as discontinued operations.

Property	Date of Disposition
Wabash Village	July 27, 2006
Trolley Square	August 3, 2006
Northland Plaza	December 22, 2006

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

            Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $75.7 million during the period, of which the Property Transactions accounted for $21.2 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $5.3 million. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $54.5 million, or 2.9%. This was primarily due to leasing space at higher rents, resulting in an increase in base rents of $51.9 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $4.3 million in 2006.

            Overage rents increased $10.2 million or 12.0%, reflecting the increases in tenants' rents, particularly in the Premium Outlet centers.

            Tenant reimbursements, excluding Simon Business initiatives, increased $46.9 million. The Property Transactions accounted for $11.8 million. The remainder of the increase of $35.1 million, or 4.0%, was in comparable Properties and was due to inflationary increases in property operating costs.

            Management fees and other revenues increased $4.5 million primarily due to increased leasing and development fees generated through our support activities provided to new joint venture Properties.

            Total other income, excluding consolidated Simon Brand and Simon Business initiatives, increased $22.8 million. The aggregate increase in other income included the following significant activity:

•
$11.9 million increase in our land sales activity on consolidated Properties;
•
$6.4 million increase in interest income as a result of increasing investment rates;
•
$3.7 million increase related to a gain on sale of a holding in a technology venture by Chelsea; and
•
a $0.8 million increase in other net activity of the comparable Properties.

            Consolidated revenues from Simon Brand and Simon Business initiatives increased $5.1 million to $162.2 million from $157.1 million. The increase in revenues is primarily due to increased event and sponsorship income, offset by decreased revenue as a result of structural changes to the gift card program.

            Simon Brand and Simon Business expenses decreased $11.4 million that primarily resulted from decreased operating expenses of the co-branded gift card program, which are included in total property operating expenses.

            Property operating expenses increased $19.6 million, $18.4 million of which was on comparable properties (representing an increase of 4.4%) and was principally as a result of inflationary increases.

            Home office and regional costs increased $12.0 million due to increased personnel costs, which is primarily due to the effect of the increase in our stock price on our stock-based compensation program.

            Other expenses increased $6.6 million primarily due to increases in ground rent expenses of $3.9 million and increased professional fees.

            Interest expense increased $22.8 million due to the impact of increased debt, primarily as a result of the issuances of unsecured notes in May, August, and December of 2006, and the annualized effect of our unsecured notes issued in June and November of 2005.

            Income from unconsolidated entities and beneficial interests increased $29.0 million primarily due to favorable results of operations at the joint venture properties, plus the increase in ownership of Simon Ivanhoe and the recording of income from our beneficial interest in MOAA of $15.6 million.

            We recorded a $132.8 million net gain on the sales of assets and interests in unconsolidated entities in 2006 that included a gain related to the sale of a beneficial interest of $86.5 million, a $34.4 million gain on the sale of 10.5% interest in Simon Ivanhoe, and the net gain on the sale of four non-core properties, including one joint venture property, of $12.2 million.

            Discontinued operations for 2005 included the net operating results of properties sold, including the sale of underlying ground adjacent to the Riverway and O'Hare International Center properties. There were no discontinued operations in 2006.

            In 2005, the gain on sale of discontinued operations of $146.9 million principally represents the net gain upon disposition of seven non-core Properties consisting of four regional malls, two office buildings, and one community/lifestyle center.

            Preferred unit distribution requirements increased due to the net impact of the redemption of the Series F Preferred Units, which resulted in a $7.0 million charge to net income related to the redemption.

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

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Because of attractive fixed-rate debt opportunities in the past three years, floating rate debt currently comprises approximately 6% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.5 billion during 2006. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents increased $592.3 million during 2006 to $929.4 million as of December 31, 2006, principally as a result of excess proceeds resulting from the issuance of additional unsecured notes in December of 2006. The December 31, 2006 and 2005 balances include $27.2 million and $42.3 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On December 31, 2006, our Credit Facility had available borrowing capacity of approximately $2.7 billion, net of outstanding borrowings of $305.1 million and letters of credit of $20.0 million. During 2006, the maximum amount outstanding under our Credit Facility was $2.0 billion and the weighted average amount outstanding was $1.1 billion. The weighted average interest rate was 4.80% for the year ended December 31, 2006.

            On March 31, 2006, Standard & Poor's Rating Services raised its corporate credit rating for us to 'A-' from 'BBB+' which resulted in a decrease in the interest rate applicable to borrowings on our unsecured revolving $3 billion credit facility (the "Credit Facility") to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on our Credit Facility to 12.5 basis points from 15 basis points. On November 1, Moody's Investors Service raised our senior unsecured debt rating to A3.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level.

  Acquisition of The Mills Corporation

            On February 16, 2007, SPG-FCM Ventures, LLC ("SPG-FCM"), a newly formed joint venture owned 50% by the Operating Partnership and 50% by funds managed by Farallon Capital Management, L.L.C. ("Farallon"), entered into a definitive merger agreement with The Mills Corporation ("Mills") pursuant to which SPG-FCM will acquire Mills for $25.25 per common share in cash. The total value of the transaction is approximately $1.64 billion for all of the outstanding common stock of Mills and common units of The Mills Limited Partnership ("Mills LP") not owned by Mills, and approximately $7.3 billion, including assumed debt and preferred stock.

            The acquisition will be completed through a cash tender offer at $25.25 per share for all outstanding shares of Mills common stock, which is expected to conclude in late March or early April 2007. If successful, the tender offer will be followed by a merger in which all shares not acquired in the offer will be converted into the right to receive the offer price. Completion of the tender offer is subject to the receipt of valid tenders of sufficient shares to result in ownership of a majority of Mills' fully diluted common shares and the satisfaction of other customary conditions. As part of the merger following the successful completion of the tender offer, Mills LP common unitholders will receive $25.25 per unit in cash, subject to certain qualified unitholders having the option to exchange their units for limited partnership units of the Operating Partnership based upon a fixed exchange ratio of 0.211 Operating Partnership units for each unit of Mills LP.

            In connection with the proposed transaction, we made a loan to Mills on February 16, 2007 to permit it to repay a loan facility provided by a previous bidder for Mills. The $1.188 billion loan to Mills carries a rate of LIBOR plus 270 basis points. The loan facility also permits Mills to borrow an additional $365 million on a revolving basis for working capital requirements and general corporate purposes. We or an affiliate of Mills will serve as the manager for all or a portion of the 38 properties that SPG-FCM will acquire an interest in following the completion the tender offer.

            We will be required to provide at least 50% of the funds necessary to complete the tender offer and any additional amounts required to complete the acquisition of Mills. We have and intend to obtain all funds necessary to fulfill our equity requirement for SPG-FCM, as well as any funds that we have or will provide in the form of loans to Mills, from available cash and the Credit Facility.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.5 billion during 2006. We also received proceeds of $209.0 million from the sale of partnership interests and the sales of assets during 2006. In addition, we received net proceeds from all of our debt financing and repayment activities in 2006 of $1.1 billion. These activities are further discussed below in "Financing and Debt". We also:

•
repurchased units and preferred units amounting to $409.7 million,
•
paid unitholder distributions totaling $849.5 million,
•
paid preferred unit distributions totaling $104.7 million,
•
funded consolidated capital expenditures of $767.7 million. These capital expenditures include development costs of $317.2 million, renovation and expansion costs of $306.6 million, and tenant costs and other operational capital expenditures of $143.9 million, and
•
funded investments in unconsolidated entities of $157.3 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to stockholders necessary to maintain Simon Property's REIT qualification for 2007 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•
excess cash generated from operating performance and working capital reserves,
•
borrowings on our Credit Facility,
•
additional secured or unsecured debt financing, or
•
additional equity raised in the public or private markets.

  Financing and Debt

  Unsecured Debt

            We have $1.0 billion of unsecured notes issued by a subsidiary that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.02% and weighted average maturities of 5.3 years.

            On May 15, 2006, we sold two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. The first tranche is $400.0 million at a fixed interest rate of 5.75% due May 1, 2012, and the second tranche is $400.0 million at a fixed interest rate of 6.10% due May 1, 2016. We used the proceeds of the offering and the termination of forward-starting interest rate swap arrangements to reduce borrowings on our Credit Facility.

            On August 29, 2006, we sold two tranches of senior unsecured notes totaling $1.1 billion at a weighted average fixed interest rate of 5.73%. The first tranche is $600.0 million at a fixed interest rate of 5.60% due September 1, 2011, and the second tranche is $500.0 million at a fixed interest rate of 5.875% due March 1, 2017. We used proceeds from the offering to reduce borrowings on our Credit Facility.

            On December 12, 2006, we sold two tranches of senior unsecured notes totaling $1.25 billion at a weighted average fixed interest rate of 5.13%. The first tranche is $600.0 million at a fixed interest rate of 5.00% due March 1, 2012, and the second tranche is $650.0 million at a fixed interest rate of 5.25% due December 1, 2016. We used proceeds from the offering to reduce borrowings on our Credit Facility and reinvested the remainder of the proceeds of approximately $577.4 million to be used for general working capital purposes.

            Credit Facility.    Other significant draws on our Credit Facility during the twelve-month period ended December 31, 2006 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
01/03/06	$59,075	Repayment of a Term Loan (CPG Partners, L.P.), which had a rate of 7.26%.
01/06/06	140,000	Repayment of a mortgage, which had a rate of LIBOR plus 137.5 basis points.
01/20/06	300,000	Repayment of unsecured notes, which had a fixed rate of 7.375%.
03/27/06	600,000	Early repayment of the $1.8 billion facility we and Simon Property used to finance our acquisition of Chelsea in 2004.
04/03/06	58,000	Repayment of two secured mortgages which each bore interest at 8.25%.
11/01/06	200,000	Repayment of the preferred stock issued to fund the redemption of our Series F Preferred Stock.
11/15/06	250,000	Repayment of unsecured notes, which had a fixed rate of 6.875%.

            Other amounts drawn on our Credit Facility during the period were primarily for general working capital purposes. We repaid a total of $2.8 billion on our Credit Facility during the year ended December 31, 2006. The total outstanding balance on our Credit Facility as of December 31, 2006, was $305.1 million, and the maximum amount outstanding during the year was approximately $2.0 billion. During the year ended December 31, 2006, the weighted average outstanding balance on our Credit Facility was approximately $1.1 billion.

            Acquisition Facility.    We and Simon Property borrowed $1.8 billion in 2004 to finance the cash portion of our acquisition of Chelsea. As disclosed above, this facility has been fully repaid.

  Secured Debt

            Total secured indebtedness was $4.4 billion and $4.6 billion at December 31, 2006 and 2005, respectively. During the twelve-month period ended December 31, 2006, we repaid $275.8 million in mortgage loans, unencumbering four properties.

            As a result of the acquisition of the November 1, 2006 purchase of the remaining 50% interest in Mall of Georgia from our partner, we now own 100% of this Property, and consolidated it as of the acquisition date. This included the consolidation of its $192.0 million 7.09% fixed-rate mortgage.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments and the effective weighted average interest rates for the years then ended consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2006	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2005	Effective Weighted Average Interest Rate
Fixed Rate	$14,548,226	6.02%	$11,908,050	6.22%
Variable Rate	846,263	5.01%	2,198,067	4.95%

	$15,394,489	5.97%	$14,106,117	6.02%

            As of December 31, 2006, we had interest rate cap protection agreements on $95.7 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.36% and a weighted average fixed receive rate of 3.72%. As of December 31, 2006 and December 31, 2005, these agreements effectively converted $370.0 million and $310.9 million of fixed rate debt to variable rate debt, respectively.

            Contractual Obligations and Off-balance Sheet Arrangements:    The following table summarizes the material aspects of our future obligations as of December 31, 2006 (dollars in thousands):

	2007	2008 to 2009	2010 to 2012	After 2012	Total
Long Term Debt
Consolidated (1)	$1,683,966	$2,463,153	$6,117,971	$5,075,066	$15,340,156

Pro Rata Share Of Long Term Debt:
Consolidated (2)	$1,644,109	$2,449,549	$6,067,580	$4,989,902	$15,151,140
Joint Ventures (2)	208,137	500,399	1,496,570	1,267,911	3,473,017

Total Pro Rata Share Of Long Term Debt	1,852,246	2,949,948	7,564,150	6,257,813	18,624,157
Consolidated Capital Expenditure Commitments (3)	718,187	161,448	—	—	879,635
Joint Venture Capital Expenditure Commitments (3)	160,649	29,277	—	—	189,926
Consolidated Ground Lease Commitments(4)	16,790	33,999	50,309	688,868	789,966

Total	$2,747,872	$3,174,672	$7,614,459	$6,946,681	$20,483,684

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $54,333.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

(3)
Represents our pro rata share of capital expenditure commitments.

(4)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

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

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of December 31, 2006, we have loan guarantees and other guarantee obligations to support $43.6 million and $19.0 million, respectively, to support our total $3.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Preferred Unit Activity

            During 2006, the holders of 230,486 Series I Preferred units exercised their rights to exchange the preferred units for shares of Simon Property's Series I Preferred Stock, and 11,377 Series I Preferred units were redeemed for cash. In addition, 42 unitholders converted 1,149,077 units of the 7% Cumulative Convertible Preferred Units into 869,574 units of the Operating Partnership. On October 4, 2006, we redeemed all 8,000,000 units of the 8 3/4% Series F Cumulative Redeemable Preferred Units held by Simon Property. The funds to effect this redemption were obtained from the issuance of a new series of preferred unit (Series K) to Simon Property, which was repurchased prior to year end. As a result of the redemption transaction, we recorded a $7.0 million charge to net income.

  Acquisitions and Dispositions

            Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions at any time and if we determine it is in Simon Property's stockholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity, then we may elect to buy. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies.

            On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall Property, from our partner for $252.6 million, including the assumption of our $96.0 million share of debt. As a result, we now own 100% of Mall of Georgia and the property was consolidated as of the acquisition date.

            Dispositions.    We continue to pursue the sale of Properties that no longer meet our strategic criteria. In 2006, we disposed of three consolidated properties and one property in which we held a 50% interest and accounted for under the equity method. We received net proceeds of $52.7 million and recorded our share of a gain on the disposals totaling $12.2 million. We do not believe the sale of these properties will have a material impact on our future results of operations or cash flows. We believe the disposition of these properties will enhance the average overall quality of our Portfolio. In addition, we also received capital transaction proceeds related to a beneficial interest that we held during 2006 in a mall partnership, which resulted in an $86.5 million gain, terminating our beneficial interests in this entity.

  Development Activity

            New U.S. Developments.    The following describes certain of our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of December 31, 2006 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Domain, The	Austin, TX	700,000	195	195	140	1st Quarter 2007
Hamilton Town Center	Noblesville, IN	950,000	118	59	7	1st Quarter 2008
Palms Crossing	McAllen, TX	385,000	65	65	22	4th Quarter 2007
Philadelphia Premium Outlets	Limerick, PA	430,000	114	114	34	4th Quarter 2007
Pier Park	Panama City Beach, FL	920,000	127	127	43	1st Quarter 2008
Village at SouthPark, The	Charlotte, NC	81,000	26	26	15	1st Quarter 2007

(a)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We expect to fund these projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of total 2007 new development costs for these and our other new development projects to be approximately $600 million.

            Strategic Expansions and Renovations.    In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Crate & Barrel and Nordstrom at Burlington Mall, expansions and life-style additions at Lehigh Valley Mall, Smith Haven Mall and Town Center at Boca Raton, a Neiman Marcus expansion at Lenox Square, addition of Phase II expansions at Las Vegas Premium Outlets, Orlando Premium Outlets, and St. Johns Town Center, and the acquisition and renovation of several anchor stores previously operated by Federated.

            We expect to fund these capital projects with available cash flow from operations or borrowings from our Credit Facility. We expect to invest a total of approximately $675 million (our share) on expansion and renovation activities in 2007.

            Capital Expenditures on Consolidated Properties.    The following table summarizes total capital expenditures on consolidated Properties on a cash basis:

	2006	2005	2004
New Developments	$317	$341	$215
Renovations and Expansions	307	252	244
Tenant Allowances	52	69	73
Operational Capital Expenditures	92	64	17

Total	$768	$726	$549

            International.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing. We expect our share of international development for 2007 to approximate $200 million.

            Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

            The carrying amount of our total combined investment in Simon Ivanhoe and Gallerie Commerciali Italia ("GCI"), as of December 31, 2006, net of the related cumulative translation adjustment, was $338.1 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently four European developments are under construction which will add approximately 3 million square feet of GLA for a total net cost of approximately €571 million, of which our share is approximately €151 million, or $199 million based on current Euro:USD exchange rates.

            On October 20, 2005, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in Simon Ivanhoe. On February 13, 2006, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million and recorded a gain on the disposition of $34.4 million. This gain is reported in "gain on sales of interests in unconsolidated entities" in the consolidated statements of operations. We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. The result of these transactions equalized our and Ivanhoe's ownership in Simon Ivanhoe to 50% each.

            As of December 31, 2006, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $281.2 million. Currently, Kobe-Sanda Premium Outlets, a 185,000 square foot Premium Outlet Center, is under construction in Kobe, Japan. The project's total projected net cost is JPY 5.9 billion, of which our share is approximately JPY 2.4 billion, or $19.8 million based on current Yen:USD exchange rates.

            In addition to the developments in Europe and Japan, construction has begun on Yeoju Premium Outlets, a 253,000 square foot center near Seoul, South Korea. The project's total projected net cost is KRW 78.7 billion, of which our share is approximately KRW 39.1 billion, or approximately $42.6 million based on current KRW:USD exchange rates.

            During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and will be through a 32.5% ownership in a joint venture entity, Great Mall Investments, Ltd. ("GMI"). We are planning on initially developing five centers in China, four of which are under construction as of December 31, 2006. Our total equity commitment for these centers approximates $60 million and as of December 31, 2006, our combined investment in GMI is approximately $15.9 million.

Distributions

            On February 2, 2007, Simon Property's Board of Directors ("Board") approved an increase in the annual distribution rate by 10.5% to $3.36 per unit. Distributions during 2006 aggregated $3.04 per unit and distributions during 2005 aggregated $2.80 per unit. We are required to pay a minimum level of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Board based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by Simon Property's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of asset;
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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. Their report is included within Item 9A of this Form 10-K.

Report Of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc. and The Partners of
Simon Property Group, L.P.:

            We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, included within Item 9A of this Form 10-K, that Simon Property Group, L.P. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, management's assessment that Simon Property Group, L.P. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006 and the financial statement schedule listed in the Index at Item 15, and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 14, 2007

Item 9B. Other Information

            None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

            We are a limited partnership and Simon Property is our sole general partner. We do not have directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.

            We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Audit Fees (1)	$2,362,400	$2,797,000
Audit-Related Fees (2)	3,834,400	3,575,450
Tax Fees	105,600	58,520
All other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the attestation on management's report on internal control over financial reporting and the effectiveness of internal control over financial reporting for Simon Property, Simon Property Group, L.P. and certain of their subsidiaries and services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements as well as accounting consultation and due diligence services.

Part IV

Item 15. Exhibits and Financial Statement Schedules

		Page No.
(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	67
	Consolidated Balance Sheets as of December 31, 2006 and 2005	68
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	69
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	70
	Consolidated Statements of Partners' Equity for the years ended December 31, 2006, 2005 and 2004	71
	Notes to Financial Statements	72
(2)	Financial Statement Schedule
	Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	109
	Notes to Schedule III	116
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item	117

Report Of Independent Registered Public Accounting Firm

The Board of Directors of
Simon Property Group, Inc. and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of Simon Property Group, L.P. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the base financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 14, 2007

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2006	December 31, 2005
ASSETS:
Investment properties, at cost	$22,863,963	$21,745,309
Less — accumulated depreciation	4,606,130	3,809,293

	18,257,833	17,936,016
Cash and cash equivalents	929,360	337,048
Tenant receivables and accrued revenue, net	380,128	357,079
Investment in unconsolidated entities, at equity	1,526,235	1,562,595
Deferred costs and other assets	990,899	938,301

Total assets	$22,084,455	$21,131,039

LIABILITIES:
Mortgages and other indebtedness	$15,394,489	$14,106,117
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,109,190	1,092,334
Cash distributions and losses in partnerships and joint ventures, at equity	227,588	194,476
Other liabilities, minority interest, and accrued distributions	178,250	163,524

Total liabilities	16,909,517	15,556,451

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS' EQUITY:
Preferred units, 23,456,495 and 32,900,856 units outstanding, respectively. Liquidation values $1,151,325 and $1,398,263, respectively	1,157,010	1,396,679
General Partner, 221,431,071 and 220,361,581 units outstanding, respectively	3,095,022	3,227,274
Limited Partners, 59,113,438 and 58,522,624 units outstanding, respectively	837,836	865,565

Total partners' equity	5,089,868	5,489,518

Total liabilities and partners' equity	$22,084,455	$21,131,039

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2006	2005	2004
REVENUE:
Minimum rent	$2,020,856	$1,937,657	$1,528,669
Overage rent	95,767	85,536	65,906
Tenant reimbursements	946,554	896,901	741,653
Management fees and other revenues	82,288	77,766	72,737
Other income	186,689	168,993	158,809

Total revenue	3,332,154	3,166,853	2,567,774

EXPENSES:
Property operating	441,203	421,576	353,051
Depreciation and amortization	856,202	849,911	602,275
Real estate taxes	300,174	291,113	241,923
Repairs and maintenance	105,983	105,489	88,713
Advertising and promotion	88,480	92,377	68,074
Provision for credit losses	9,500	8,127	16,902
Home and regional office costs	129,334	117,374	91,178
General and administrative	16,652	17,701	16,776
Other	64,397	57,762	39,627

Total operating expenses	2,011,925	1,961,430	1,518,519

OPERATING INCOME	1,320,229	1,205,423	1,049,255
Interest expense	(821,858)	(799,092)	(653,793)
Minority interest in income of consolidated entities	(11,524)	(13,743)	(9,687)
Income tax expense of taxable REIT subsidiaries	(11,370)	(16,229)	(11,770)
Income from unconsolidated entities and beneficial interests, net	110,819	81,807	81,113
Gain (loss) on sales of assets and interests in unconsolidated entities, net	132,787	(838)	(760)

Income from continuing operations	719,083	457,328	454,358
Results of operations from discontinued operations	418	8,242	(9,829)
Gain (loss) on disposal or sale of discontinued operations, net	84	146,945	(252)

NET INCOME	719,585	612,515	444,277
Preferred unit requirement	(104,674)	(101,934)	(63,566)

NET INCOME AVAILABLE TO UNITHOLDERS	$614,911	$510,581	$380,711

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$486,145	$401,895	$295,954
Limited Partners	128,766	108,686	84,757

Net income	$614,911	$510,581	$380,711

BASIC EARNINGS PER UNIT
Income from continuing operations	$2.20	$1.27	$1.47
Discontinued operations	—	0.55	(0.04)

Net Income	$2.20	$1.82	$1.43

DILUTED EARNINGS PER UNIT
Income from continuing operations	$2.19	$1.27	$1.47
Discontinued operations	—	0.55	(0.04)

Net Income	$2.19	$1.82	$1.43

Net income	$719,585	$612,515	$444,277
Unrealized gain on interest rate hedges	6,518	3,619	5,410
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	2,263	(1,814)	(4,548)
Currency translation adjustments	1,706	(9,400)	3,970
Other income (loss)	1,404	(1,015)	(463)

Comprehensive Income	$731,476	$603,905	$448,646

            The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$719,585	$612,515	$444,277
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	812,718	818,468	615,902
Impairment on Investment Properties	-	-	18,000
(Gain) loss on sales of assets and interests in unconsolidated entities	(132,787)	838	760
(Gain) loss on disposal or sale of discontinued operations, net	(84)	(146,945)	252
Straight-line rent	(17,020)	(21,682)	(8,981)
Minority interest	11,524	13,743	9,687
Minority interest distributions	(37,200)	(24,770)	(20,426)
Equity in income of unconsolidated entities	(110,819)	(81,807)	(81,113)
Distributions of income from unconsolidated entities	94,605	106,954	97,666
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(3,799)	22,803	(34,900)
Deferred costs and other assets	(132,570)	(38,417)	(59,037)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	69,214	(91,329)	97,005

Net cash provided by operating activities	1,273,367	1,170,371	1,079,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(158,394)	(37,505)	(2,359,056)
Capital expenditures, net	(767,710)	(726,386)	(546,149)
Cash from acquisitions	—	—	51,189
Cash impact from the consolidation and de-consolidation of properties	8,762	(8,951)	2,507
Net proceeds from sale of partnership interest, other assets and discontinued operations	209,039	384,104	51,271
Investments in unconsolidated entities	(157,309)	(76,710)	(84,876)
Distributions of capital from unconsolidated entities and other	263,761	413,542	142,572

Net cash used in investing activities	(601,851)	(51,906)	(2,742,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	217,237	13,811	5,756
Purchase of preferred units, partnership units, and treasury units	(16,150)	(193,837)	(40,195)
Preferred Unit redemptions	(393,558)	(579)	(59,681)
Minority interest contributions	2,023	-	464
Partnership distributions	(954,159)	(885,351)	(741,354)
Mortgage and other indebtedness proceeds, net of transaction costs	5,507,735	3,962,778	5,710,886
Mortgage and other indebtedness principal payments	(4,442,332)	(4,197,795)	(3,221,906)

Net cash used in financing activities	(79,204)	(1,300,973)	1,653,970

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	592,312	(182,508)	(9,480)
CASH AND CASH EQUIVALENTS, beginning of year	337,048	519,556	529,036

CASH AND CASH EQUIVALENTS, end of year	$929,360	$337,048	$519,556

            The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Partners' Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Note Receivable from Simon Property	Total Partners' Equity
Balance at December 31, 2003	$543,444	$2,885,085	$876,627	$(91,163)	$4,213,993

General partner contributions (392,943 units)		10,654			10,654
Repurchase of Series H Variable Rate Preferred Units (78,012 units)	(1,950)				(1,950)
Limited Partner common units issued (120,671 units)			6,000		6,000
Issuance of 7.5% Cumulative Redeemable Preferred Units (4,277 units)	428				428
Issuance of limited partner Common Units in the Chelsea acquisition (4,652,232 units)			263,223		263,223
Issuance of Common Units in the Chelsea acquisition (12,978,795 units)		733,172			733,172
Issuance of Series I Convertible Perpetual Preferred Units (18,015,506 units)	900,776				900,776
Issuance of Series J Preferred Units in the Chelsea acquisition (796,948 units)	39,847				39,847
Accretion of preferred units	406				406
Series C Preferred units (1,061,580 units) converted to common units (803,341 units)	(29,724)	29,724			—
Series C Preferred units (9,876 units) converted to limited partner common units (7,473 units)	(277)		277		—
Series D Preferred units repurchased (1,156,039 units)	(34,681)				(34,681)
Series E Preferred unit redemption (1,000,000 units)	(25,000)				(25,000)
Limited partner units converted to common units (4,194,117 units)		73,726	(73,726)		—
Treasury Unit purchase (317,300 units)		(20,400)			(20,400)
Stock incentive program (365,602 units, net)		(33)			(33)
Amortization of stock incentive		11,935			11,935
Common Units retired (93,000)		(5,385)			(5,385)
Other (includes 234,740 limited partner units converted to cash and payments on note)		26	(17,846)	2,359	(15,461)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		9,016	(7,777)		1,239
Distributions	(63,566)	(532,164)	(151,809)		(747,539)
Net income	63,566	295,954	84,757		444,277
Other comprehensive income		3,779	590		4,369

Balance at December 31, 2004	$1,393,269	$3,495,089	$980,316	$(88,804)	$5,779,870

General partner contributions (206,464 units)		6,184			6,184
Series J Preferred Stock premium net of amortization	7,171				7,171
Accretion of preferred units	306				306
Series C Preferred units (118,679 units) converted to limited partner common units (89,805 units)	(3,324)		3,324		—
Series D Preferred units redeemed (19,287 units)	(578)				(578)
Series I Preferred units redeemed (3,300 units)	(165)				(165)
Limited partner units converted to common units (2,282,808 units)		37,381	(37,381)		—
Treasury Unit purchase (2,815,400 units)		(182,408)			(182,408)
Stock incentive program (400,541 units, net)		—			—
Amortization of stock incentive		14,320			14,320
Merger of SPG Realty Consultants LP into SPG LP		15,231	4,245		19,476
Common Units retired (18,000)		(1,107)			(1,107)
Other (includes 160,992 limited partner units converted to cash)		505	(11,267)		(10,762)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		24,603	(24,603)		0
Assignment of economic interest in Ocean County (1,602,821 units)		39,289	10,953	88,804	139,046
Distributions	(101,934)	(617,136)	(166,670)		(885,740)
Net income	101,934	401,895	108,686		612,515
Other comprehensive income		(6,572)	(2,038)		(8,610)

Balance at December 31, 2005	$1,396,679	$3,227,274	$865,565	$—	$5,489,518

General partner contributions (414,659 units)		14,906			14,906
Series J Preferred Stock premium and amortization	(329)				(329)
Accretion of preferred units	587				587
Series C Preferred units (1,149,077 units) converted to limited partner common units (869,552 units)	(32,174)		32,174		—
Series I Preferred units redeemed (11,377 units)	(569)				(569)
Series I Preferred units (283,907 units) converted to common units (222,933 units)	(14,195)	14,195			—
Limited partner units converted to common units (86,800 units)		1,247	(1,247)		—
Series F Preferred Unit redemption (8,000,000 units)	(192,989)				(192,989)
Series K Preferred Unit issuance (8,000,000 units)	200,000				200,000
Series K Preferred Unit redemption (8,000,000 units)	(200,000)				(200,000)
Stock incentive program (415,098 units, net)		—			—
Amortization of stock incentive		23,369			23,369
Common Units retired (70,000)		(6,405)			(6,405)
Other (includes 191,938 limited partner units converted to cash)		608	(16,145)		(15,537)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(3,951)	3,951		0
Distributions	(104,674)	(671,812)	(177,673)		(954,159)
Net income	104,674	486,145	128,766		719,585
Other comprehensive income		9,446	2,445		11,891

Balance at December 31, 2006	$1,157,010	$3,095,022	$837,836	$—	$5,089,868

             The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. is a Delaware limited partnership and a majority owned subsidiary of Simon Property Group, Inc. In these notes to consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to our partnership agreement, we are required to pay all expenses of Simon Property.

            We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of December 31, 2006, we owned or held an interest in 286 income-producing properties in the United States, which consisted of 171 regional malls, 69 community/lifestyle centers, 36 Premium Outlet centers and 10 other shopping centers or outlet centers in 38 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). We also own interests in five parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). In the United States, we have five new properties currently under development aggregating approximately 3.5 million square feet which will open during 2007 or early 2008. Internationally, we have ownership interests in 53 European shopping centers (France, Italy, and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico. We also have begun construction on a Premium Outlet center in South Korea and, through a joint venture arrangement we have ownership interests in four shopping centers under construction in China.

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

            We also generate revenues due to our size and tenant relationships from:

•
Pursuing mall marketing initiatives, including payment systems (including marketing fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorships, and events,
•
Forming consumer focused strategic corporate alliances, and
•
Offering property operating services to our tenants and others resulting from our relationships with vendors.

Structural Simplification

            On January 1, 2005, we simplified our organizational structure by merging SPG Realty Consultants, L.P. ("SPG Realty"), a subsidiary of Simon Property, into the Operating Partnership. SPG Realty was the Operating Partnership's paired-unit affiliate that resulted from the business combination with Corporate Property Investors, Inc. The accompanying statement of partners' equity for the year ended December 31, 2005, reflects the additional partner's equity as a result of this merger.

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

            The deficit minority interest balances included in deferred costs and other assets in the accompanying consolidated balance sheets represent outside partners' interests in the net equity of certain properties. We record deficit minority interests when a joint venture agreement provides for the settlement of deficit capital accounts before distributing the proceeds from the sale of joint venture assets or the joint venture partner is obligated to make additional contributions to the extent of any capital account deficits and has the ability to fund such additional contributions.

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

            As of December 31, 2006, of our 345 properties we consolidated 199 wholly-owned properties and consolidated 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 127 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 58 of the 127 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties.

            We allocate our net operating results after preferred distributions based on our partners' respective ownership.

            In addition, Simon Property owns certain of our preferred units. Simon Property's weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended December 31,
	2006	2005	2004
Weighted average ownership interest	79.1%	78.7%	77.7%

            As of December 31, 2006 and 2005, Simon Property's ownership interest was 78.9% and 79.0%, respectively. We adjust the limited partners' interest at the end of each period to reflect their ownership interest.

            Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

3. Summary of Significant Accounting Policies

  Investment Properties

            We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred related to construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 40 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We record depreciation on tenant allowances, tenant inducements and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We recognize an impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values.

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component in accordance with SFAS No. 141 "Business Combinations" (SFAS 141). These components typically include buildings, land and intangibles related to in-place leases and we estimate:

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

  Discontinued Operations

            SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires us to reclassify any material operations related to consolidated properties sold during the period to discontinued operations. We have reclassified the results of operations of the seven regional malls, community/lifestyle centers, and office building properties disposed during 2005 and five properties sold during 2004, as described in Note 4 to discontinued operations in the accompanying consolidated statements of operations and comprehensive income for 2005 and 2004. Revenues included in discontinued operations were $29.3 million for the year ended December 31, 2005 and $62.7 million for the year ended December 31, 2004. There were no discontinued operations reported in 2006, as assets sold in 2006 were not material.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. During 2005, independent banks assumed responsibility for the gift card programs. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of December 31, 2006, includes a balance of $27.2 million related to these gift card programs which we do not consider available for general working capital purposes. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

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

  Accounting for Beneficial Interests in Mall of America

            In January 2006, an entity controlled by the Simon family assigned to us its right to receive cash flow, capital distributions, and related profits and losses with respect to a portion of its ownership interest in the Mall of America through Mall of America Associates ("MOAA"). This beneficial interest was transferred subject to a credit facility repayable from MOAA's distributions from the property. As a result of this assignment, we began recognizing our share of MOAA's income during the first quarter of 2006, including the proportionate share of earnings of MOAA since August 2004 through the first quarter of 2006 of $10.2 million. This income is included with "income from unconsolidated entities and beneficial interests, net" in our consolidated statement of operations. We accounted for our beneficial interests in MOAA under the equity method of accounting. On November 2, 2006, the Simon family entity sold its partnership interest to an affiliate of another partner in MOAA and settled all pending litigation disclosed in Note 8, terminating our beneficial interests. As a result of this sale, we ceased recording income from this property's operations, and recorded a gain of approximately $86.5 million as a result of the receipt of $102.2 million of capital transaction proceeds assigned to us from this arrangement.

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

  Capitalized Interest

            We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose. The amount of interest capitalized during each year is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Capitalized interest	$30,115	$14,433	$14,612

  Segment Disclosure

            The Financial Accounting Standards Board (the "FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including regional malls, Premium Outlet centers and community/lifestyle centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2006	2005
Deferred financing and lease costs, net	$204,645	$183,249
In-place lease intangibles, net	93,563	127,590
Fair market value of acquired above market lease intangibles, net	70,623	96,090
Marketable securities of our captive insurance companies	103,605	98,024
Goodwill	20,098	20,098
Minority interests	81,282	62,373
Prepaids, notes receivable and other assets, net	417,083	350,877

	$990,899	$938,301

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

	2006	2005
Deferred financing and lease costs	$340,427	$337,919
Accumulated amortization	(135,782)	(154,670)

Deferred financing and lease costs, net	$204,645	$183,249

            The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the Year Ended December 31,
	2006	2005	2004
Amortization of deferred financing costs	$18,716	$22,063	$17,188
Amortization of debt premiums net of discounts	(28,163)	(26,349)	(8,401)
Amortization of deferred leasing costs	22,259	20,606	19,209

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs are a component of depreciation and amortization expense.

            Intangible Assets.    The average life of the in-place lease intangibles is approximately 6.5 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases are amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles approximates 4.5 years. The unamortized amounts of below market leases are included in accounts payable, accrued expenses, intangibles and deferred revenues on the consolidated balance sheets and are $186.6 million and $261.9 million as of December 31, 2006 and 2005, respectively. The amount of amortization of above and below market leases, net for the year ended December 31, 2006, 2005, and 2004 was $53.3 million, $48.0 million, and $22.4 million, respectively.

            Details of intangible assets as of December 31 are as follows:

	2006	2005
In-place lease intangibles	$183,544	$183,544
Accumulated amortization	(89,981)	(55,954)

In-place lease intangibles, net	$93,563	$127,590

Fair market value of acquired above market lease intangibles	$144,224	$144,224
Accumulated amortization	(73,601)	(48,134)

Fair market value of acquired above market lease intangibles, net	$70,623	$96,090

            Estimated future amortization, and the increasing (decreasing) effect on minimum rents for our above and below market leases recorded as of December 31, 2006 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2007	$63,760	$(20,881)	$42,879
2008	44,617	(16,929)	27,688
2009	29,907	(13,388)	16,519
2010	18,681	(6,958)	11,723
2011	12,628	(4,909)	7,719
Thereafter	17,018	(7,558)	9,460

	$186,611	$(70,623)	$115,988

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

  Accumulated Comprehensive Income

            The components of our accumulated comprehensive income consisted of the following as of December 31:

	2006	2005
Cumulative translation adjustment	$(1,868)	$(3,574)
Accumulated derivative gains, net	24,936	16,155
Net unrealized gains (losses) on marketable securities	1,263	(141)

Total accumulated comprehensive income	$24,331	$12,440

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance (CAM), real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. For approximately 60% of our leases, we receive a fixed payment from the tenant for the CAM component, which is subject to an annual adjustment. We are continually working toward converting the remainder of our leases to the fixed payment methodology. Under these leases, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by actuaries and management's best estimates. Total insurance reserves for our insurance subsidiary as of December 31, 2006 and 2005 approximated $112.5 million and $93.6 million, respectively.

            We recognize fee revenues from our co-branded gift card programs when the fees are earned under the related arrangements with the card issuer. Generally, these revenues are recorded at the issuance of the gift card for handling fees and, if applicable, at future dates for servicing fees.

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

	For the Year Ended December 31,
	2006	2005	2004
Balance at Beginning of Year	$35,239	$36,917	$31,305
Consolidation of previously unconsolidated entities	321	122	—
Provision for Credit Losses	9,730	7,284	18,867
Accounts Written Off	(12,473)	(9,084)	(13,255)

Balance at End of Year	$32,817	$35,239	$36,917

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financials statements. State income, franchise or other taxes were not significant in any of the periods presented.

            Simon Property and certain of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Code of 1986, as amended (the "Code") and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require Simon Property to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property in order to allow it to adhere to these requirements and maintain its REIT status. As REITs, the subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or any of our REIT subsidiaries fail to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If we lose our REIT status we could not elect to be taxed as a REIT for four years unless our failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            Simon Property has also elected taxable REIT subsidiary ("TRS") status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that don't qualify as "rents from real property". For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

            As of December 31, 2006 and 2005, we had a net deferred tax asset of $12.8 million and $7.1 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for Federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries.

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2006 presentation. These reclassifications have no impact on net income previously reported. Also, significant property dispositions during 2004 and 2005 have been reclassified in the statements of operations and comprehensive income for the periods ended December 31, 2004 and 2005.

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

  2006 Acquisitions

            As described in Note 7, on February 13, 2006, we sold 10.5% of our ownership interests in Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") to our partner, Ivanhoe Cambridge, Inc. ("Ivanhoe"), and recognized a gain upon this transaction of $34.4 million. We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. The result of these transactions equalized our and Ivanhoe's ownership in Simon Ivanhoe to 50% each.

            On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall Property, from our partner for $252.6 million, including the assumption of our $96.0 million share of debt. As a result, we now own 100% of Mall of Georgia and the Property was consolidated as of the acquisition date.

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

  2004 Acquisitions

            On February 5, 2004, we purchased a 95% interest in Gateway Shopping Center in Austin, Texas, for approximately $107.0 million. We initially funded this transaction with borrowings on our Credit Facility and with the issuance of 120,671 units of the Operating Partnership valued at approximately $6.0 million.

            On April 1, 2004, we increased our ownership interest in The Mall of Georgia Crossing from 50% to 100% for approximately $26.3 million, including the assumption of $16.5 million of debt. As a result of this transaction, this Property is now reported as a consolidated entity.

            On April 27, 2004, we increased our ownership in Bangor Mall in Bangor, Maine from 32.6% to 67.6% and increased our ownership in Montgomery Mall in Montgomery, Pennsylvania from 23.1% to 54.4%. We acquired these additional ownership interests from our partner in the properties for approximately $67.0 million and the assumption of $16.8 million of debt. We funded this transaction with a mortgage and borrowings on our Credit Facility. Bangor Mall and Montgomery Mall were previously accounted for under the equity method. These Properties are now consolidated as a result of this acquisition.

            On May 4, 2004, we purchased a 100% interest in Plaza Carolina in San Juan, Puerto Rico for approximately $309.0 million. We funded this transaction with a mortgage and borrowings on our Credit Facility.

            On November 19, 2004, we increased our ownership interest in Lehigh Valley Mall, located in Whitehall, Pennsylvania, from 24.88% to 37.61% for approximately $42.3 million, including the assumption of our $25.9 million share of debt.

            On December 15, 2004, we increased our ownership in Woodland Hills in Tulsa, Oklahoma, from 47.2% to 94.5%. We acquired this additional ownership interest from our partner in the property for approximately $119.5 million, including the assumption of $39.7 million of debt. Woodland Hills was previously accounted for under the equity method. This Property is now consolidated as a result of this acquisition.

  Chelsea Acquisition

            On October 14, 2004, Simon Property acquired all of the outstanding common stock of Chelsea Property Group, Inc. ("Chelsea") and the limited partnership units of its operating partnership subsidiary in a transaction valued at approximately $5.2 billion, including the assumption of $1.5 billion of debt (the "Chelsea Acquisition"). Chelsea had interests in 37 Premium Outlet centers and 24 other shopping centers containing 16.6 million square feet of gross leasable area in 31 states, Japan and Mexico. We and Simon Property funded the cash portion of this acquisition with a $1.8 billion unsecured term loan facility discussed in Note 8. Chelsea common stockholders received consideration of $36.00 per share for each share of Chelsea's common stock in cash, a fractional share of 0.2936 of

Simon Property common stock, and a fractional share of 0.3000 of Simon Property Series I 6% Convertible Perpetual Preferred Stock (Series I Preferred Stock). In total, Simon Property issued to Chelsea common stockholders at closing:

•
12,978,795 shares of common stock, and
•
13,261,712 shares of Series I Preferred Stock (liquidation value of $50 per share)

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

            The following unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2004 includes adjustments for the Chelsea Acquisition as if the transaction had occurred as of January 1, 2004. The pro forma information does not purport to present what actual results would have been had this acquisition, and the related transaction, in fact, occurred at the previously mentioned date, or to project results for any future period. Our other acquisitions during the periods presented were not considered material business combinations for the purpose of presenting this pro forma financial information.

For the Year Ended December 31, 2004
Pro Forma Total Revenue	$2,954,983
Pro Forma Income from Continuing Operations	403,400
Pro Forma Net Income	403,400
Pro Forma Earnings Per Unit — Basic (a)	$1.06
Pro Forma Earnings Per Unit — Diluted (a)	$1.06

  (a)
  Pro forma basic earnings per unit are based upon weighted average units of 279,362,929 for 2004. Pro forma diluted earnings per unit are based upon weighted average units of 280,230,297 for 2004.

  2006 Disposals

            During the year ended December 31, 2006, we disposed of three consolidated properties and one property in which we held a 50% interest and accounted for under the equity method. We received net proceeds of $52.7 million and recorded our share of a gain on the disposals totaling $12.2 million.

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

            Certain of the net proceeds from these sales, net of repayment of outstanding debt, were held in escrow to complete IRS Section 1031 exchanges while the remainder was used for general working capital purposes.

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

            We disposed of three joint venture properties during 2004. On April 7, 2004, we sold a joint venture interest in a hotel for $17.0 million, resulting in a gain of $12.6 million, $8.3 million net of tax. On April 8, 2004, we sold our joint venture interest in Yards Plaza resulting in no gain or loss on this disposition. On August 6, 2004, we completed the court ordered sale of our joint venture interest in Mall of America (see Note 11).

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

	For the Year Ended December 31,
	2006	2005	2004
Income from continuing operations, after preferred unit requirement	$614,409	$355,394	$390,792
Discontinued operations	502	155,187	(10,081)

Net Income available to Unitholders — Basic & Diluted	$614,911	$510,581	$380,711

Weighted Average Units Outstanding — Basic	279,567,279	279,825,351	265,405,033
Effect of stock options of Simon Property	903,255	871,010	867,368

Weighted Average Units Outstanding — Diluted	280,470,534	280,696,361	266,272,401

            For the year ending December 31, 2006, potentially dilutive securities include the stock options of Simon Property and certain preferred units. The only potentially dilutive security that had a dilutive effect for the years ended December 31, 2006, 2005 and 2004 were stock options of Simon Property. Units may be exchanged for shares of Simon Property common stock, on a one-for one basis, in certain circumstances. We accrue distributions when they are declared.

6. Investment Properties

            Investment properties consist of the following as of December 31:

	2006	2005
Land	$2,651,205	$2,560,335
Buildings and improvements	19,993,094	18,990,912

Total land, buildings and improvements	22,644,299	21,551,247
Furniture, fixtures and equipment	219,664	194,062

Investment properties at cost	22,863,963	21,745,309
Less — accumulated depreciation	4,606,130	3,809,293

Investment properties at cost, net	$18,257,833	$17,936,016

Construction in progress included above	$530,298	$384,096

85

7. Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 68 Properties as of December 31, 2006 and 69 as of December 31, 2005. We also held interests in two joint ventures which owned 53 European shopping centers as of December 31, 2006 and 51 as of December 31, 2005. We also held an interest in five joint venture properties under operation in Japan and one joint venture property in Mexico. We account for these Properties using the equity method of accounting.

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

            On May 10, 2006, we refinanced thirteen cross-collateralized mortgages with seven individual secured loans totaling $796.6 million with fixed rates ranging from 5.79% to 5.83%. The balance of the previous mortgages totaled $625.0 million, and bore interest at rates ranging from LIBOR plus 41 basis points to a fixed rate of 8.28%, and was scheduled to mature on May 15, 2006. We received our share of excess refinanced proceeds of approximately $86 million on the closing of the new mortgage loan.

            On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall Property, from our partner for $252.6 million, including the assumption of our $96.0 million share of debt. As a result, we now own 100% of Mall of Georgia and the property was consolidated as of the acquisition date. We have reclassified the results of this property in the Joint Venture Statement of Operations into "Consolidated Joint Venture Interests."

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

            On June 1, 2005, we refinanced Westchester Mall, a joint venture Property, with a $500.0 million, 4.86% fixed-rate mortgage that matures on June 1, 2010. The balances of the two previous mortgages, which were repaid, were $142.0 million and $50.1 million and bore interest at fixed rates of 8.74% and 7.20%, respectively. Both were scheduled to mature on September 1, 2005. We received our share of the excess refinancing proceeds of approximately $120.0 million on the closing of the new mortgage loan.

            On November 29, 2005, we refinanced Houston Galleria, a joint venture Property, with a $821.0 million, 5.436% fixed-rate mortgage that matures on December 1, 2015. The balances of the two previous mortgages, which were repaid, were $213.2 million and $84.7 million and bore interest at a fixed rate of 7.93% and at LIBOR plus 150 basis points, respectively. They were scheduled to mature on December 1, 2005 and December 31, 2006, respectively. We received our share of the excess refinancing proceeds of approximately $165.0 million on the closing of the new mortgage loan.

            On December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. (Toll Brothers) and Meritage Homes Corp. (Meritage Homes) to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. Toll Brothers and Meritage Homes each plan to build a significant number of homes on the site. We have the option to purchase a substantial portion of the commercial property for retail uses. Other parcels may also be sold to third parties. The site plans call for a mixed-use master planned community, which will include approximately 4,840 acres of single-family homes and attached homes.

Approximately 645 acres of commercial and retail development will include schools, community amenities and open space. The entitlement, planning, and design processes are ongoing and initial home sales are tentatively scheduled to begin in 2009. The joint venture, of which Toll Brothers is the managing member, expects to develop a master planned community of approximately 12,000 to 15,000 residential units.

            Summary financial information of the joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture or became the primary beneficiary and as a result, gain unilateral control of the Property. We reclassified these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" so that we may present comparative results of operations for those joint venture interests held as of December 31, 2006. Balance sheet information as of December 31 is as follows:

	December 31, 2006	December 31, 2005
BALANCE SHEETS
Assets:
Investment properties, at cost	$10,669,967	$9,915,521
Less — accumulated depreciation	2,206,399	1,951,749

	8,463,568	7,963,772
Cash and cash equivalents	354,620	334,714
Tenant receivables	258,185	207,153
Investment in unconsolidated entities	176,400	135,914
Deferred costs and other assets	307,468	304,825

Total assets	$9,560,241	$8,946,378

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$8,055,855	$7,479,359
Accounts payable, accrued expenses, and deferred revenue	513,472	403,390
Other liabilities	255,633	189,722

Total liabilities	8,824,960	8,072,471
Preferred units	67,450	67,450
Partners' equity	667,831	806,457

Total liabilities and partners' equity	$9,560,241	$8,946,378

Our Share of:
Total assets	$4,113,051	$3,765,258

Partners' equity	$380,150	$429,942
Add: Excess Investment	918,497	938,177

Our net Investment in Joint Ventures	$1,298,647	$1,368,119

Mortgages and other indebtedness	$3,472,228	$3,169,662

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

            As of December 31, 2006, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2007	$469,067
2008	724,433
2009	482,547
2010	1,524,707
2011	1,179,018
Thereafter	3,677,689

Total principal maturities	8,057,461
Net unamortized debt discounts	(1,606)

Total mortgages and other indebtedness	$8,055,855

            This debt becomes due in installments over various terms extending through 2017 with interest rates ranging from 1.22% to 10.61% and a weighted average rate of 5.89% at December 31, 2006.

	For the Year Ended December 31,
	2006	2005	2004
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,092,514	1,035,351	$915,276
Overage rent	90,125	81,766	43,296
Tenant reimbursements	556,366	530,044	468,430
Other income	150,468	126,232	64,188

Total revenue	1,889,473	1,773,393	1,491,190
Operating Expenses:
Property operating	375,546	348,581	286,811
Depreciation and amortization	324,042	317,339	274,053
Real estate taxes	133,517	131,571	123,523
Repairs and maintenance	84,766	82,369	69,073
Advertising and promotion	43,968	36,759	36,553
Provision for credit losses	4,659	9,332	11,100
Other	126,172	120,230	65,223

Total operating expenses	1,092,670	1,046,181	866,336

Operating Income	796,803	727,212	624,854
Interest expense	(432,190)	(387,027)	(353,594)
Income (loss) from unconsolidated entities	1,204	(1,892)	(5,129)
Gain (loss) on sale of asset	(6)	1,423	—

Income from Continuing Operations	365,811	339,716	266,131
Income from joint venture interests before consolidation	912	2,497	20,601
Income (loss) from discontinued joint venture interests	736	(2,452)	13,513
Gain on disposal or sale of discontinued operations, net	20,375	65,599	4,704

Net Income	$387,834	$405,360	$304,949

Third-Party Investors' Share of Net Income	$232,499	$238,265	$193,282

Our Share of Net Income	155,335	167,095	111,667
Amortization of Excess Investment	(49,546)	(48,597)	(30,554)
Income from Beneficial Interests and Other, net	15,605	—	—
Write-off of Investment Related to Properties Sold	(2,846)	(38,666)	—
Our Share of Net Gain (Loss) Related to Properties Sold	(7,729)	1,975	—

Income from Unconsolidated Entities and Beneficial Interests, net	$110,819	$81,807	$81,113

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

            Our share of the net gain resulting from the sale of Metrocenter, The Forum Entertainment Centre, and Great Northeast Plaza are shown separately in "gain on sales of assets and interests in unconsolidated entities, net" in the consolidated statement of operations.

International Joint Venture Investments

            We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") and Gallerie Commerciali Italia ("GCI"). The carrying amount of our total combined investment in these two joint venture investments is $338.1 million and $287.4 million as of December 31, 2006 and 2005, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of December 31, 2006.

            On October 20, 2005, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in Simon Ivanhoe. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million, and recorded a gain on the disposition of $34.4 million. This gain is reported in "gain on sales of interests in unconsolidated entities, net" in the consolidated statements of operations. We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest in Simon Ivanhoe for €55.1 million, or $65.5 million. These transactions equalized our and Ivanhoe's ownership in Simon Ivanhoe to 50% each.

            We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $281.2 million and $287.7 million as of December 31, 2006 and 2005, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these Japan Premium Outlet joint ventures. We also began construction on our first Premium Outlet in South Korea. As of December 31, 2006, our investment in our Premium Outlet in South Korea, for which we hold a 50% ownership interest, approximated $18.5 million.

            During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and will be through a 32.5% ownership in a joint venture entity, Great Mall Investments, Ltd. ("GMI"). We are planning on initially developing five centers, four of which are currently under construction, with our share of the total equity commitment of approximately $60 million. We account for our investments in GMI under the equity method of accounting. As of December 31, 2006, our combined investment in these shopping centers in GMI is approximately $15.9 million.

8. Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2006	2005
Fixed-Rate Debt:
Mortgages and other notes, including $41,579 and $53,669 net premiums, respectively. Weighted average interest and maturity of 6.39% and 4.0 years at December 31, 2006.	$4,266,045	$4,145,689
Unsecured notes, including $17,513 and $38,523 net premiums, respectively. Weighted average interest and maturity of 5.77% and 5.7 years at December 31, 2006.	10,447,513	7,868,523
7% Mandatory Par Put Remarketed Securities, including $4,669 and $4,761 premiums, respectively, due June 2028 and subject to redemption June 2008.	204,669	204,763

Total Fixed-Rate Debt	14,918,227	12,218,975
Variable-Rate Debt:
Mortgages and other notes, at face value, respectively. Weighted average interest and maturity of 6.22% and 2.4 years.	153,189	430,612
Credit Facility (see below).	305,132	809,264
Acquisition Facility (see below).	—	600,000
Aventura Mall Credit Facility. Weighted average rates and maturities of 6.32% and 0.8 years at December 31, 2006.	27,369	—
Unsecured term loans.	—	59,075

Total Variable-Rate Debt	485,690	1,898,951
Fair value interest rate swaps	(9,428)	(11,809)

Total Mortgages and Other Indebtedness, Net	$15,394,489	$14,106,117

            General.    At December 31, 2006, we have pledged 80 Properties as collateral to secure related mortgage notes including 8 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 42 Properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. Of our 80 encumbered Properties, indebtedness of 20 of these encumbered Properties and our unsecured notes are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to prepayment of a yield-maintenance premium or defeasance. As of December 31, 2006, we are in compliance with all our debt covenants.

            Some of the limited partner Unitholders guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 53 limited partner Unitholders provide guarantees of foreclosure of $447.3 million of our consolidated debt at 12 consolidated Properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the Unitholder is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

Unsecured Debt

            We have $1.0 billion of unsecured notes issued by our subsidiaries that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain Properties. These unsecured notes have a weighted average interest rate of 7.02% and weighted average maturities of 5.3 years.

            On March 31, 2006, Standard & Poor's Rating Services raised its corporate credit rating for us to 'A-' from 'BBB+' which resulted in a decrease in the interest rate applicable to borrowings on our unsecured revolving $3 billion credit facility (the "Credit Facility") to 37.5 basis points over LIBOR from 42.5 basis points over LIBOR. The revision to our rating also decreased the facility fee on our Credit Facility to 12.5 basis points from 15 basis points.

            On May 15, 2006, we issued two tranches of senior unsecured notes totaling $800 million at a weighted average fixed interest rate of 5.93%. The first tranche is $400.0 million at a fixed interest rate of 5.75% due May 1, 2012 and the second tranche is $400.0 million at a fixed interest rate of 6.10% due May 1, 2016. We used the proceeds of the offering and the termination of forward-starting swap arrangements to reduce borrowings on our Credit Facility.

            On August 29, 2006, we issued two tranches of senior unsecured notes totaling $1.1 billion at a weighted average fixed interest rate of 5.73%. The first tranche is $600.0 million at a fixed interest rate of 5.60% due September 1, 2011 and the second tranche is $500.0 million at a fixed interest rate of 5.875% due March 1, 2017. We used proceeds from the offering to reduce borrowings on our Credit Facility.

            On December 12, 2006, we issued two tranches of senior unsecured notes totaling $1.25 billion at a weighted average fixed interest rate of 5.13%. The first tranche is $600.0 million at a fixed interest rate of 5.00% due March 1, 2012 and the second tranche is $650.0 million at a fixed interest rate of 5.25% due December 1, 2016. We used proceeds from the offering to reduce borrowings on our Credit Facility and reinvested the remainder of the proceeds of approximately $577.4 million to be used for general working capital purposes.

            Credit Facility.    Other significant draws on our Credit Facility during the twelve-month period ended December 31, 2006 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
01/03/06	$59,075	Repayment of a Term Loan (CPG Partners, L.P.), which had a rate of 7.26%.
01/06/06	140,000	Repayment of a mortgage, which had a rate of LIBOR plus 137.5 basis points.
01/20/06	300,000	Repayment of unsecured notes, which had a fixed rate of 7.375%.
03/27/06	600,000	Early repayment of the $1.8 billion facility we used to finance our acquisition of Chelsea in 2004.
04/03/06	58,000	Repayment of two secured mortgages which each bore interest at 8.25%.
11/01/06	200,000	Repayment of the preferred stock issued to fund the redemption of our Series F Preferred Stock.
11/15/06	250,000	Repayment of unsecured notes, which had a fixed rate of 6.875%.

            Other amounts drawn on our Credit Facility were primarily for general working capital purposes. We repaid a total of $2.8 billion on our Credit Facility during the year ended December 31, 2006. The total outstanding balance on our Credit Facility as of December 31, 2006 was $305.1 million, and the maximum amount outstanding during the year was approximately $2.0 billion. During the year ended December 31, 2006, the weighted average outstanding balance on our Credit Facility was approximately $1.1 billion.

            Acquisition Facility.    We and Simon Property borrowed $1.8 billion in 2004 to finance the cash portion of the acquisition of Chelsea. As disclosed above, this facility has been fully repaid.

Secured Debt

            Mortgages and Other Indebtedness.    The balance of fixed and variable rate mortgage notes was $4.4 billion and $4.6 billion as of December 31, 2006 and 2005, respectively, including related premiums. Of the 2006 amount, $4.3 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR. During the twelve-month period ended December 31, 2006, we repaid $275.8 million in mortgage loans, unencumbering four properties.

            As a result of the acquisition of our partner's 50% ownership interest in Mall of Georgia on November 1, 2006, we now own 100% of the mall and the Property was consolidated as of the acquisition date. This included the consolidation of the Property's $192.0 million 7.09% fixed-rate mortgage.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2006 are as follows:

2007	$1,683,966
2008	809,667
2009	1,653,486
2010	2,001,021
2011	2,309,420
Thereafter	6,882,596

Total principal maturities	15,340,156
Net unamortized debt premium and other	54,333

Total mortgages and other indebtedness	$15,394,489

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2006	2005	2004
Cash paid for interest	$845,964	$822,906	$648,984

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

            As of December 31, 2006, we have reflected the fair value of outstanding consolidated derivatives in other liabilities for $9.4 million. In addition, we recorded the benefits from our treasury lock and interest rate hedge agreements in accumulated comprehensive income and the unamortized balance of these agreements is $5.7 million as of December 31, 2006. The net benefits from terminated swap agreements are also recorded in accumulated comprehensive income and the unamortized balance is $12.2 million as of December 31, 2006. As of December 31, 2006, our outstanding LIBOR based derivative contracts consist of:

•
interest rate cap protection agreements with a notional amount of $95.7 million that mature in May 2007.
•
variable rate swap agreements with a notional amount of $370.0 million that mature in September 2008 and January 2009 and have a weighted average pay rate of 5.36% and a weighted average receive rate of 3.72%.

            Within the next twelve months, we expect to reclassify to earnings approximately $4.3 million of income of the current balance held in accumulated other comprehensive income. The amount of ineffectiveness relating to fair value and cash flow hedges recognized in income during the periods presented was not material.

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

	2006	2005
Fair value of fixed-rate mortgages and other indebtedness	$14,479,171	$12,078,531
Average discount rates assumed in calculation of fair value	6.53%	6.11%

9. Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2006 are as follows:

2007	$1,619,178
2008	1,491,243
2009	1,339,472
2010	1,163,250
2011	976,740
Thereafter	2,921,770

$9,511,653

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

            7.75%/8.00% Cumulative Redeemable Preferred Units.    During 2003, in connection with the purchase of additional interest in Kravco, we issued 7.75%/8.00% Cumulative Redeemable Preferred Units (the "7.75% Preferred Units") that accrue cumulative distributions at a rate of 7.75% of the liquidation value for the period beginning December 5, 2003, and ending December 31, 2004, 8.00% of the liquidation value for the period beginning January 1, 2005, and ending December 31, 2009, 10.00% of the liquidation value for the period beginning January 1, 2010, and ending December 31, 2010, and 12% of the liquidation value thereafter. These distributions are payable quarterly in arrears. A holder may require the Operating Partnership to repurchase the 7.75% Preferred Units on or after January 1, 2009, or any time the aggregate liquidation value of the outstanding units exceeds 10% of the book value of partners' equity of the Operating Partnership. The Operating Partnership may redeem the 7.75% Preferred Units on or after January 1, 2011, or earlier upon the occurrence of certain tax triggering events. Our intent is to redeem these units after January 1, 2009, after the occurrence of a tax-triggering event, which we expect to be in 2009. The redemption price is the liquidation value plus accrued and unpaid distributions, payable in cash or interest in one or more properties mutually agreed upon.

Unit Issuances and Repurchases

            In 2006, five limited partners exchanged 86,800 units for a like number of shares of common stock of Simon Property, increasing Simon Property's interest in us.

            We issued 414,659 units to Simon Property related to employee and director stock options exercised during 2006. We used the net proceeds from the option exercises of approximately $14.9 million for general working capital purposes.

            Beginning on April 3, 2006, holders of Simon Property's Series I 6% Convertible Perpetual Preferred units ("Series I Preferred Units") could elect to convert their units during the year into units pursuant to the preferred unit agreement. During the twelve months ended December 31, 2006, 283,907 units of Series I Preferred Units were converted into 222,933 units of Simon Property.

Preferred Units

            The following table summarizes each of the authorized series of preferred units of the Operating Partnership as of December 31:

	2006	2005
Series B 6.5% convertible preferred units, 5,000,000 authorized, none issued and outstanding	$—	$—
Series C 7.00% cumulative convertible preferred units, 2,700,000 units authorized, 261,683 and 1,410,760 issued and outstanding	7,327	39,502
Series D 8.00% cumulative redeemable preferred units, 2,700,000 units authorized, 1,425,573 issued and outstanding	42,767	42,767
Series E 8.00% cumulative redeemable preferred units, 1,000,000 units authorized, none issued and outstanding	—	—
Series F 8.75% cumulative redeemable preferred units, 8,000,000 units authorized, 0 and 8,000,000 issued and outstanding to the general partner	—	192,989
Series G 7.89% cumulative step-up premium rate convertible preferred units, 3,000,000 units authorized, issued and outstanding to the general partner	148,843	148,256
Series H Variable Rate Preferred Units, 3,328,540 units authorized, none issued and outstanding	—	—
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 17,716,918 and 18,012,202 issued and outstanding	885,847	900,610
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 796,948 issued and outstanding, including unamortized premium of 6,842 and 7,170 in 2006 and 2005, respectively.	46,689	47,018
Series K Variable Rate Redeemable Preferred Units, 8,000,000 units authorized, none issued and outstanding	—	—
7.5% Cumulative Redeemable Preferred Units, 260,000 authorized, 255,373 issued and outstanding	25,537	25,537

	$1,157,010	$1,396,679

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

            Series C 7.00% Cumulative Convertible Preferred Units.    Each Series C 7.00% cumulative convertible preferred unit has a liquidation value of $28.00 and accrues cumulative distributions at a rate of $1.96 annually, payable quarterly in arrears. The Series C preferred units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of Simon Property with terms substantially identical to the Series C preferred units or into units at a ratio of 0.75676 to one provided that the closing stock price of Simon Property common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. The Operating Partnership may redeem the Series C preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in units. In the event of the death of a holder of Series C preferred units, or the occurrence of certain tax triggering events, the Operating Partnership may be required to redeem the Series C preferred units at their liquidation value payable at the option of the Operating Partnership in either cash (the payment of which may be made in four equal annual installments) or units. In 2006, 42 unitholders converted 1,149,077 of the preferred units into common units.

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

            Series E 8.00% Cumulative Redeemable Preferred Units.    Each Series E 8.00% cumulative redeemable preferred unit has a liquidation value of $25.00 per unit and accrues cumulative distributions at the rate of $2.00 annually. The corresponding series of Simon Property preferred stock was redeemable beginning August 27, 2004, at $25.00 per share plus accrued dividends. The carrying value was being accreted to the liquidation value over the non-redeemable period. If the corresponding series of preferred stock is redeemed, the Series E preferred units would also be redeemed. The Series E Cumulative Redeemable Preferred Units were redeemed on November 10, 2004, at the liquidation value of $25 per unit.

            Series F 8.75% Cumulative Redeemable Preferred Units.    The Series F 8.75% cumulative redeemable preferred units (the "Series F Preferred Units") were redeemable at any time on or after September 29, 2006, at a liquidation value of $25.00 per unit (payable solely out of the sale proceeds of other capital shares of Simon Property, which may include other series of preferred shares), plus accrued and unpaid dividends. Effective October 4, 2006, we redeemed all 8,000,000 units of our Series F Preferred Units at a liquidation preference of $25.00 per unit plus accrued dividends. Funds to redeem the Series F Preferred Units were obtained through the issuance of a new series of preferred units issued to Simon Property (Series K). These preferred units were subsequently repurchased prior to year end with borrowings from the Credit Facility. We recorded a $7.0 million charge to net income during the fourth quarter of 2006 related to this redemption.

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

            Series H Variable Rate Preferred Units.    To fund the redemption of the Series B Preferred Units, we issued 3,328,540 units of Series H Variable Rate Preferred Units to Simon Property for $83.2 million. We repurchased 3,250,528 units of the Series H preferred units for $81.3 million on December 17, 2003. On January 7, 2004, we repurchased the remaining 78,012 units for $1.9 million.

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, the Operating Partnership issued 18,015,506 6% Convertible Perpetual Preferred Units in the Chelsea Acquisition. Distributions are made quarterly, at an annual rate of 6% per unit. On or after October 14, 2009, the Operating Partnership has the option to redeem the Series I Preferred Units, in whole or in part, for cash only at a liquidation preference of $50.00 per unit plus accumulated and unpaid distributions. However, if the redemption date falls between the record date and the distribution payment date, the redemption price will be equal to only the liquidation preference per unit, and will not include any amount of distributions declared and payable on the corresponding distribution payment date. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of common stock exceeds 130% of the applicable conversion price. The Series I Preferred Units are convertible into a number of fully paid and non-assessable common units upon the occurrence of a conversion triggering event. A conversion triggering event includes the following: (a) if the Series I Preferred Units are called for redemption by the Operating Partnership; or, (b) if Simon Property is a party to a consolidation, merger, binding share exchange, or sale of all or substantially all of its assets; or, (c) if the closing sale price of Simon Property's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing price condition is not met at the end of any fiscal quarter, then conversions are not permitted in the following fiscal quarter. If a holder of Series I Preferred Units converts its Series I Preferred Units into common units, then the holder may also elect to convert those units into common stock of Simon Property, on a one-for-one basis in accordance with our partnership agreement. The holder of Series I Preferred Units also has the option to exchange the Series I Preferred Units for an equal number of shares of Series I Preferred Stock of Simon Property; however, the Operating Partnership may elect to pay cash in lieu of the shares of Series I Preferred Stock of Simon Property. In 2006, holders of Series I Preferred Stock exchanged 230,486 Series I Preferred Units for an equal number of shares of Series I Preferred Stock of Simon Property. In years prior to 2006, 573,466 Series I Preferred Units were exchanged for an equal number of shares of Series I Preferred Stock of Simon Property.

            As of December 31, 2006, the conversion trigger price of $79.27 had been met and each Series I Preferred Unit became convertible into 0.78846 of a common unit beginning January 2, 2007, through March 30, 2007. During the twelve months ended December 31, 2006, the conversion trigger price was met beginning March 31, 2006, resulting in the conversion of 283,907 Series I Preferred Units were converted into 222,933 units.

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    On October 14, 2004, we issued 796,948 units of Series J 8 3/8% Cumulative Redeemable Preferred Units in replacement of an existing series of Chelsea preferred units in the Chelsea Acquisition. On or after October 15, 2027, the Series J Preferred Units, in whole or in part, may be redeemed at our option at a price, payable in cash, of $50.00 per unit (payable solely out of the sale proceeds of other capital shares of Simon Property, which may include other series of preferred shares), plus accumulated and unpaid distributions. The Series J Preferred Units are not convertible or exchangeable for any other property or securities of the Operating Partnership. The Series J Preferred Stock was issued at a premium of $7,553 as of the date of the acquisition of Chelsea.

            Series K Variable Rate Redeemable Preferred Units.    To fund the redemption of the Series F Preferred Units in the fourth quarter of 2006, we issued 8,000,000 Series K Variable Rate Redeemable Preferred Units for $200.0 million to Simon Property. During the fourth quarter, we repurchased all 8,000,000 of these preferred units at the same price.

            7.5% Cumulative Redeemable Preferred Units.    The Operating Partnership issued 7.5% Cumulative Redeemable Preferred Units (the "7.5% Preferred Units") in connection with the purchase of additional interest in Kravco. The 7.5% Preferred Units accrue cumulative dividends at a rate of $7.50 annually, which is payable quarterly in arrears. The Operating Partnership may redeem the 7.5% Preferred Units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial unitholder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The 7.5% Preferred Units' redemption price is the liquidation value plus accrued and unpaid distributions, payable either in cash or shares of Simon Property common stock. In the event of the death of a holder of the 7.5% Preferred Units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the preferred unitholder may require the Operating Partnership to redeem the 7.5% Preferred Units payable at the option of the Operating Partnership in either cash or shares of Simon Property common stock.

Notes Receivable from Former CPI Stockholders

            Notes receivable of $17,261 from former Corporate Property Investors, Inc. ("CPI") stockholders resulted from securities issued under CPI's executive compensation program and were assumed in our merger with CPI. These notes are reflected as a deduction from capital in excess of par value in the consolidated statements of stockholders' equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

Note Receivable from Simon Property

            In 1999, Simon Property borrowed $92.8 million from us at 7.8% interest with a maturity of December 2009. Simon Property used the proceeds to purchase a non-controlling 88% interest in one Property. Simon Property contributed its interest in the Property to us in exchange for 3,617,070 units. The note receivable from Simon Property was recorded as a reduction of partners' equity. The amount of interest earned during 2004 was $7,046.

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

  The Simon Property Group 1998 Stock Incentive Plan]

            We, along with Simon Property, have a stock incentive plan (the "1998 Plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. An aggregate of 11,300,000 shares of common stock have been reserved for issuance under the 1998 Plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase Units for cash in an amount equal to the fair market value of such shares.

            Administration.    The 1998 Plan is administered by Simon Property's Compensation Committee (the "Committee"). The Committee, at its sole discretion, determines which eligible individuals may participate and the type, extent and terms of the Awards to be granted to them. In addition, the Committee interprets the 1998 Plan and makes all other determinations deemed advisable for the administration of the 1998 Plan. Options granted to employees ("Employee Options") become exercisable over the period determined by the Committee. The exercise price of an Employee Option may not be less than the fair market value of the shares on the date of grant. Employee Options generally vest over a three-year period and expire ten years from the date of grant. Simon Property has not granted Employee Options, except for a series of reload options as part of a prior business combination, since 2001.

            Automatic Awards For Eligible Directors.    The 1998 Plan provids for automatic annual grants of restricted stock to directors of Simon Property who are not employees of affiliates of Simon Property ("Eligible Directors"). Prior to May 11, 2006, each Eligible Director received on the first day of the first calendar month following his or her initial election as a director, a grant of 1,000 shares of restricted stock annually. Thereafter, as of the date of each annual meeting of Simon Property's stockholders, Eligible Directors who were re-elected as directors received a grant of 1,000 shares of restricted stock. In addition, Eligible Directors who served as chairpersons of the standing committees of the Board received an additional annual grant in the amount of 500 shares of restricted stock (in the case of the Audit Committee) or 300 shares of restricted stock (in the case of all other standing committees).

            Each award of restricted stock issued prior to May 11, 2006, vested in four equal annual installments on January 1 of each year, beginning in the year following the year in which the award occurred. If a director otherwise ceased to serve as a director before vesting, the unvested portion of the award terminated. Any unvested portion of a restricted stock award vested if the director died or became disabled while in office or has served a minimum of five annual terms as a director, but only if the Compensation Committee or full Board determines that such vesting is appropriate. The restricted stock also vested in the event of a "Change in Control."

            Effective May 11, 2006, each Eligible Director receives on the first day of the first calendar month following his or her initial election as a director, an award of restricted stock with a value of $82,500 (pro-rated for partial years of service). Thereafter, as of the date of each annual meeting of the Company's stockholders, Eligible Directors who are re-elected as directors receive an award of restricted stock having a value of $82,500. In addition, Eligible Directors who serve as chairpersons of the standing committees of the Board of Directors (excluding the Executive Committee) receive an additional annual award of restricted stock having a value of $10,000 (in the case of the Audit Committee) or $7,500 (in the case of all other standing committees). The Lead Director also receives an annual restricted stock award having a value of $12,500. The restricted stock will vest in full after one year.

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

            Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance (the "Restricted Stock Program"). Restricted Stock Program grants vests annually over a four-year period (25% each year) beginning on January 1 of the year following the year in which the restricted stock award is granted. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2006, a total of 4,238,812 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2006	2005	2004
Restricted stock shares awarded during the year, net of forfeitures	415,098	400,541	365,602
Weighted average grant price of shares granted during the year	$84.33	$61.01	$56.86
Amortization expense for all awards vesting during the year	$23,369	$14,320	$11,935

            The weighted average life of our outstanding options as of December 31, 2006, is 3.6 years. Information relating to Director Options and Employee Options from December 31, 2003, through December 31, 2006, is as follows:

	Director Options		Employee Options
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2003	92,360	$27.48	1,852,033	$26.16

Granted and other (1)	—	N/A	263,884	49.79
Exercised	(28,070)	29.13	(364,873)	27.05
Forfeited	—	N/A	(55,018)	24.15

Shares under option at December 31, 2004	64,290	$26.75	1,696,026	$29.71

Granted	—	N/A	18,000	61.48
Exercised	(22,860)	25.25	(183,604)	27.20
Forfeited	(3,930)	25.51	(2,500)	25.54

Shares under option at December 31, 2005	37,500	$27.80	1,527,922	$30.39

Granted	—	N/A	70,000	90.87
Exercised	(18,000)	27.68	(396,659)	36.02
Forfeited	(3,000)	24.25	(3,000)	24.47

Shares under option at December 31, 2006	16,500	$28.57	1,198,263	$32.07

(1)
Principally Chelsea options issued to certain employees as part of acquisition consideration.

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life in Years
Director Options: Range of Exercise Prices	Options		Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
$22.26-$33.68	16,500	3.07	$28.57	16,500	$28.57

Total	16,500		$28.57	16,500	$28.57

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life in Years
Employee Options: Range of Exercise Prices	Options		Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
$22.36-$30.38	989,539	3.35	$25.24	989,539	$25.24
$30.39-$46.97	59,749	7.10	$46.97	59,749	$46.97
$46.98-$63.51	78,975	5.24	$54.27	78,975	$54.27
$63.52-$90.87	70,000	1.72	$90.87	—	N/A

Total	1,198,263		$32.07	1,128,263	$28.42

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

Exchange Rights

            Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of Simon Property common stock on a one-for-one basis or cash, as selected by the Board. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. At December 31, 2006, we had reserved 79,592,963 shares of Simon Property common stock for possible issuance upon the exchange of units, exercise of options of Simon Property common stock, and conversion of Simon Property Class B and C common stock and certain convertible preferred stock of Simon Property.

11. Commitments and Contingencies

Litigation

            On November 15, 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state Superior Courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain Properties violated gift certificate statutes and consumer protection laws in those states. Each of these suits seeks injunctive relief, unspecified civil penalties and disgorgement of any fees determined to be improperly charged to consumers. We filed our own actions for declaratory judgment actions in Federal district courts in each of the three states.

            With respect to the New Hampshire litigation, on August 1, 2006, the Federal district court in New Hampshire granted our motion for summary judgment and held that the gift card program that has been in existence since September 1, 2005 is a banking product and state law regulation is preempted by Federal banking laws. However, the Attorney General's appeal of this judgment in our favor in Federal district court in New Hampshire is pending. In February 2007, we entered into a voluntary, no-fault settlement agreement regarding the elements of the New Hampshire action which related to the program that existed before September 1, 2005. This settlement did not have a significant impact on the results of our operations.

            In addition, we are a defendant in three other proceedings relating to the gift card program. Each of the three proceedings has been brought as a purported class action and alleges violation of state consumer protection laws, state abandoned property and contract laws or state statutes regarding gift certificates or gift cards and seeks a variety of remedies including unspecified damages and injunctive relief.

            We believe that we have viable defenses under both state and federal laws to the above pending gift card actions. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe that an adverse outcome would have a material adverse effect on our financial position, results of operations or cash flow.

            As previously disclosed, we were a defendant in a suit brought against us by a partner in a partnership in which we previously held ownership in, Mall of America Associates (MOAA). Effective November 2, 2006, all parties agreed to settle the lawsuit and all claims with no settlement payment due by either party. Prior to that date we were a beneficial interest holder in the operations of MOAA which entitled us the right to receive cash flow distributions and capital transaction proceeds, or approximately a 25% interest in the underlying mall operations. Concurrently with the settlement of the litigation, the Simon family partner in MOAA sold its interest in MOAA and we received $102.2 million of capital transaction proceeds related to this transaction, terminating our beneficial interests, and resulting in a gain of $86.5 million.

            We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Lease Commitments

            As of December 31, 2006, a total of 32 of the consolidated Properties are subject to ground leases. The termination dates of these ground leases range from 2007 to 2090. These ground leases generally require us to make payments of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense and discontinued operations as follows:

	For the Year Ended December 31,
	2006	2005	2004
Ground lease expense	$29,301	$25,584	$20,689

            Future minimum lease payments due under such ground leases for years ending December 31, excluding applicable extension options, are as follows:

2007	$16,790
2008	17,036
2009	16,963
2010	16,746
2011	16,721
Thereafter	705,710

$789,966

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

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of December 31, 2006, we have loan guarantees and other guarantee obligations of $43.6 million and $19.0 million, respectively, to support our total $3.5 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlet centers and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 474 of the approximately 1,000 anchor stores in the Properties as of December 31, 2006. An affiliate of one of these retailers is a limited partner in the Operating Partnership.

Limited Life Partnerships

            FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We have certain transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of certain joint venture arrangements. However, SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2006 and 2005, the estimated settlement value of these non-controlling interests was approximately $175 million and $145 million, respectively.

12. Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc. ("MSA"), a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2006	2005	2004
Amounts charged to unconsolidated joint ventures	$62,879	$58,450	$59,500
Amounts charged to properties owned by related parties	9,494	9,465	9,694

13. Recently Issued Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets — an amendment of Accounting Principles Board ("APB") Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless: (a) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits; or (b) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our financial position or results of operations.

            In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-

based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after June 15, 2005. Other than the reclassification of the unamortized portion of the restricted stock awards to capital in excess of par in the consolidated balance sheets, the adoption of this Statement did not have a material impact on our financial position or results of operations. We began expensing the vested portion of stock option awards to the recipients in the consolidated statements of operations in 2002.

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

            In June 2005, the FASB ratified its consensus in EITF 05-06, "Determining the Amortization Period of Leasehold Improvements" (Issue 05-06). The effective date for Issue 05-06 is June 29, 2005. The adoption of the provisions of EITF 05-06 did not have a material impact on our financial position or results of operations.

            During 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, Asset Retirement Obligations" ("FIN 47"). FIN 47 provides clarification of the term "conditional asset retirement obligation" as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within our control. Under this standard, we must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective for our year ended December 31, 2005. The adoption of FIN 47 did not have a material adverse effect on our consolidated financial statements. Certain of our real estate assets contain asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations, and we have no current plans to remove the asbestos. If these properties were demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, we are not able to reasonably estimate the fair value of this asset retirement obligation.

            In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We do not expect FIN 48 will have a material impact on our financial position or results of operations.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for us in the first quarter of 2008. We do not expect the adoption of SFAS 157 will have a significant impact on our results of operations or financial position.

14. Quarterly Financial Data (Unaudited)

            Quarterly 2006 and 2005 data is summarized in the table below and, as disclosed in Note 3, the amounts have been reclassified from previously disclosed amounts due to the sale of properties in 2005. The results of operations of these sold properties were reclassified to discontinued operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total revenue	$787,649	$798,738	$818,736	$927,031
Operating income	299,204	310,049	321,324	389,652
Income from continuing operations	156,841	130,134	144,794	287,314
Net income available to unitholders	131,605	104,788	119,554	258,964
Income from continuing operations per unit — Basic	$0.47	$0.37	$0.43	$0.93
Net income per unit — Basic	$0.47	$0.37	$0.43	$0.93
Income from continuing operations per unit — Diluted	$0.47	$0.37	$0.43	$0.92
Net income per unit — Diluted	$0.47	$0.37	$0.43	$0.92
Weighted average units outstanding	279,083,336	279,464,253	279,573,123	280,136,765
Diluted weighted average units outstanding	279,056,438	280,349,471	280,444,727	281,004,599
2005
Total revenue	$741,969	$752,082	$783,012	$889,790
Operating income	269,595	288,824	298,837	348,167
Income from continuing operations	94,797	102,646	109,324	150,561
Net income available to unitholders	72,730	196,829	94,218	146,804
Income from continuing operations per unit — Basic	$0.25	$0.27	$0.30	$0.45
Net income per unit — Basic	$0.26	$0.70	$0.34	$0.53
Income from continuing operations per unit — Diluted	$0.25	$0.27	$0.30	$0.44
Net income per unit — Diluted	$0.26	$0.70	$0.34	$0.52
Weighted average units outstanding	280,808,793	279,762,141	279,728,163	278,888,828
Diluted weighted average units outstanding	281,703,813	280,645,415	280,660,452	279,812,045

15. Subsequent Event — Acquisition of The Mills Corporation

            On February 16, 2007, SPG-FCM Ventures, LLC ("SPG-FCM"), a newly formed joint venture owned 50% by the Operating Partnership and 50% by funds managed by Farallon Capital Management, L.L.C. ("Farallon"), entered into a definitive merger agreement with The Mills Corporation ("Mills") pursuant to which SPG-FCM will acquire Mills for $25.25 per common share in cash. The total value of the transaction is approximately $1.64 billion for all of the outstanding common stock of Mills and common units of The Mills Limited Partnership ("Mills LP") not owned by Mills, and approximately $7.3 billion, including assumed debt and preferred stock.

            The acquisition will be completed through a cash tender offer at $25.25 per share for all outstanding shares of Mills common stock, which is expected to conclude in late March or early April 2007. If successful, the tender offer will be followed by a merger in which all shares not acquired in the offer will be converted into the right to receive the offer price. Completion of the tender offer is subject to the receipt of valid tenders of sufficient shares to result in ownership of a majority of Mills' fully diluted common shares and the satisfaction of other customary conditions. Mills LP common unitholders will receive $25.25 per unit in cash, subject to certain qualified unitholders having the option to exchange their units for limited partnership units of the Operating Partnership based upon a fixed exchange ratio of 0.211 Operating Partnership units for each unit of Mills LP.

            In connection with the proposed transaction, we made a loan to Mills on February 16, 2007 to permit it to repay a loan facility provided by a previous bidder for Mills. The $1.188 billion loan to Mills carries a rate of LIBOR plus 270 basis points. The loan facility also permits Mills to borrow an additional $365 million on a revolving basis for working capital requirements and general corporate purposes. We or an affiliate of Mills will serve as the manager for all or a portion of the 38 properties that SPG-FCM will acquire an interest in following the completion of the tender offer.

            We will be required to provide at least 50% of the funds necessary to complete the tender offer and any additional amounts required to complete the acquisition of Mills. We have and intend to obtain all funds necessary to fulfill our equity requirement for SPG-FCM, as well as any funds that we have or will provide in the form of loans to Mills, from available cash and the Credit Facility.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
By	/s/ DAVID SIMON David Simon

March 16, 2007

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007
/s/ HERBERT SIMON Herbert Simon	Co-Chairman of the Board of Directors	March 16, 2007
/s/ MELVIN SIMON Melvin Simon	Co-Chairman of the Board of Directors	March 16, 2007
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer and Director	March 16, 2007
/s/ BIRCH BAYH Birch Bayh	Director	March 16, 2007
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 16, 2007
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 16, 2007
/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 16, 2007

/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 16, 2007
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 16, 2007
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 16, 2007
/s/ KAREN N. HORN Karen N. Horn	Director	March 16, 2007
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 16, 2007
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007
/s/ JOHN DAHL John Dahl	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2007

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Alton Square, Alton, IL	$—	$154	$7,641	$—	$10,733	$154	$18,374	$18,528	$8,640	1993 (Note 4)
Anderson Mall, Anderson, SC	28,635	1,712	15,227	1,363	9,753	3,075	24,980	28,055	11,301	1972
Arsenal Mall, Watertown, MA	32,759	15,505	47,680	—	4,000	15,505	51,680	67,185	10,370	1999 (Note 4)
Bangor Mall, Bangor, ME	22,038	5,478	59,740	—	4,953	5,478	64,693	70,171	10,574	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	56,732	10,886	77,661	88,547	30,532	1981
Battlefield Mall, Springfield, MO	97,839	3,919	27,231	3,225	59,011	7,144	86,242	93,386	36,191	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	21,884	10,491	47,507	57,998	14,380	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	4,995	2,945	70,039	72,984	15,244	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,636	22,671	26,876	101,475	128,351	26,972	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	19,297	39,500	228,499	267,999	53,969	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	12,750	11,470	45,181	56,651	15,683	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	85,659	8,436	55,838	—	25,583	8,436	81,421	89,857	25,371	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	—	51,960	46,600	355,578	402,178	74,600	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	37,437	33,684	135,724	169,408	39,877	1972
Century III Mall, West Mifflin, PA	84,525	17,380	102,364	10	7,932	17,390	110,296	127,686	49,685	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	12,549	—	67,287	67,287	18,336	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	15,918	3,257	25,559	28,816	9,125	1971
Chesapeake Square, Chesapeake, VA	72,658	11,534	70,461	—	6,552	11,534	77,013	88,547	28,488	1989
Cielo Vista Mall, El Paso, TX	47,433	867	14,447	608	41,903	1,475	56,350	57,825	24,626	1974
College Mall, Bloomington, IN	43,340	1,003	16,245	722	35,821	1,725	52,066	53,791	20,919	1965
Columbia Center, Kennewick, WA	—	18,285	66,580	—	15,334	18,285	81,914	100,199	22,503	1987
Copley Place, Boston, MA	171,126	147	378,045	—	47,287	147	425,332	425,479	52,662	2002 (Note 4)
Coral Square, Coral Springs, FL	85,740	13,556	93,630	—	3,594	13,556	97,224	110,780	35,736	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	24,542	25,947	97,633	123,580	22,512	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	1,721	10,122	71,679	81,801	26,618	1996
Crossroads Mall, Omaha, NE	42,451	639	30,658	409	35,519	1,048	66,177	67,225	22,628	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,341	5,661	20,241	—	5,024	5,661	25,265	30,926	7,647	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	7,592	9,011	60,267	69,278	18,764	1973
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	22,400	11,529	129,750	141,279	31,249	1997 (Note 4)
Fashion Mall at Keystone, Indianapolis, IN	57,513	—	120,579	—	34,425	—	155,004	155,004	38,215	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	11,551	82,627	—	10,227	11,551	92,854	104,405	5,116	2004
Forest Mall, Fond Du Lac, WI	17,000	728	4,491	—	8,082	728	12,573	13,301	6,030	1973
Forum Shops at Caesars, The, Las Vegas, NV	541,935	—	276,378	—	191,380	—	467,758	467,758	76,070	1992

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	14,777	12,302	115,139	127,441	34,062	1961
Greenwood Park Mall, Greenwood, IN	82,660	2,423	23,445	5,275	78,371	7,698	101,816	109,514	36,796	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	18,516	15,713	58,507	74,220	18,331	1980
Haywood Mall, Greenville, SC	—	11,585	133,893	6	18,093	11,591	151,986	163,577	45,600	1998 (Note 4)
Independence Center, Independence, MO	—	5,042	45,798	—	28,624	5,042	74,422	79,464	24,876	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	79,499	733	17,163	169	17,617	902	34,780	35,682	17,276	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	35,362	9,270	52,841	62,111	28,006	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	22,380	4,868	52,684	57,552	21,656	1983
Knoxville Center, Knoxville, TN	60,201	5,006	21,617	3,712	34,229	8,718	55,846	64,564	23,340	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	34,117	7,944	43,945	51,889	16,827	1976
Lafayette Square, Indianapolis, IN	—	14,251	54,589	50	12,431	14,301	67,020	81,321	34,582	1968
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	7,575	27,928	63,021	90,949	17,719	1997 (Note 4)
Lakeline Mall, Austin, TX	64,999	10,088	81,568	14	2,883	10,102	84,451	94,553	27,834	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	40,709	38,213	533,120	571,333	121,013	1998 (Note 4)
Lima Mall, Lima, OH	—	7,910	35,338	—	8,854	7,910	44,192	52,102	15,760	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,759	7,935	70,239	78,174	29,933	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	10,925	30,200	116,175	146,375	28,696	1998 (Note 4)
Longview Mall, Longview, TX	31,814	259	3,567	124	7,120	383	10,687	11,070	4,796	1978
Mall of Georgia, Mill Creek, GA	191,520	47,492	359,042	—	459	47,492	359,501	406,993	67,521	1999 (Note 5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	9,779	17,119	90,537	107,656	14,117	2002 (Note 4)
Markland Mall, Kokomo, IN	22,509	—	7,568	—	7,891	—	15,459	15,459	7,435	1968
McCain Mall, N. Little Rock, AR	22,148	—	9,515	—	10,255	—	19,770	19,770	13,902	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	23,855	19,922	79,746	99,668	20,272	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	27,208	65,684	250,460	316,144	67,146	1997 (Note 4)
Midland Park Mall, Midland, TX	32,860	687	9,213	—	10,467	687	19,680	20,367	10,975	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	21,927	2,537	40,019	42,556	21,647	1973
Montgomery Mall, Montgomeryville, PA	92,508	27,105	86,915	—	2,889	27,105	89,804	116,909	15,896	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,776	52	26,344	224	32,120	32,344	12,938	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,064	27,310	166,057	193,367	60,797	1998 (Note 4)
North East Mall, Hurst, TX	—	128	12,966	19,010	142,405	19,138	155,371	174,509	47,806	1971
Northfield Square Mall, Bourbonnais, IL	30,382	362	53,396	—	879	362	54,275	54,637	27,133	2004 (Note 5)
Northgate Mall, Seattle, WA	—	24,392	115,992	—	56,894	24,392	172,886	197,278	38,071	1987
Northlake Mall, Atlanta, GA	69,450	33,400	98,035	—	3,817	33,400	101,852	135,252	34,147	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	35,952	3,636	48,731	52,367	23,230	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	7,940	15,673	65,244	80,917	18,163	1997 (Note 4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	21,436	20,404	146,381	166,785	33,055	1998 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	36,972	12,998	102,093	115,091	30,684	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	18,978	35,514	148,884	184,398	40,219	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	79,924	24,544	100,287	—	3,637	24,544	103,924	128,468	34,884	2003 (Note 4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	8,657	11,198	48,384	59,582	14,057	1980
Palm Beach Mall, West Palm Beach, FL	52,567	11,962	112,437	—	35,228	11,962	147,665	159,627	63,467	1967
Penn Square Mall, Oklahoma City, OK	68,258	2,043	155,958	—	24,824	2,043	180,782	182,825	37,112	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	528	9,048	4,430	164,116	168,546	38,549	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	18,565	19,200	229,175	248,375	54,330	1998 (Note 4)
Plaza Carolina, Carolina, PR	247,903	15,493	279,560	—	2,285	15,493	281,845	297,338	25,486	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	52,007	5,471	58,570	—	13,802	5,471	72,372	77,843	23,149	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	38,428	4,933	41,241	46,174	15,262	1972
Raleigh Springs Mall, Memphis, TN	—	9,137	28,604	—	12,369	9,137	40,973	50,110	23,705	1971
Richardson Square Mall, Richardson, TX	—	4,532	6,329	1,268	11,212	5,800	17,541	23,341	11,326	1977
Richmond Town Square, Richmond Heights, OH	46,156	2,600	12,112	—	60,930	2,600	73,042	75,642	29,417	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	8,507	30,884	109,731	140,615	28,895	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	15,575	44,143	227,832	271,975	52,983	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	2,141	38,609	—	12,927	2,141	51,536	53,677	22,608	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	34,460	166,175	736,468	902,643	170,033	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	32,153	23,541	122,356	145,897	42,901	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	7,640	10,400	95,504	105,904	23,156	1998 (Note 4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	144,257	16,630	198,702	215,332	59,931	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	14,010	23,445	139,850	163,295	36,241	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	31,625	101,200	333,120	434,320	74,602	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	21,701	17,079	99,468	116,547	31,938	1970
SouthPark, Charlotte, NC	—	32,141	188,004	100	155,864	32,241	343,868	376,109	47,155	2002 (Note 4)
St. Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	14,875	8,890	67,809	76,699	31,386	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	2,679	—	342,216	342,216	38,308	2003 (Note 4)
Summit Mall, Akron, OH	—	15,374	51,137	—	18,762	15,374	69,899	85,273	22,127	1965
Sunland Park Mall, El Paso, TX	35,315	2,896	28,900	—	6,286	2,896	35,186	38,082	17,569	1988
Tacoma Mall, Tacoma, WA	126,763	37,803	125,826	—	28,390	37,803	154,216	192,019	44,934	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	42,856	8,414	51,295	59,709	27,966	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,766	6	55,528	9,965	112,294	122,259	24,185	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,279	—	92,668	64,200	399,947	464,147	92,101	1998 (Note 4)
Towne East Square, Wichita, KS	66,669	8,525	18,479	1,429	29,574	9,954	48,053	58,007	25,101	1975

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Towne West Square, Wichita, KS	52,039	972	21,203	61	8,012	1,033	29,215	30,248	15,610	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	27,314	14,191	100,304	114,495	28,695	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	25,319	15,638	146,281	161,919	42,275	1972
University Mall, Little Rock, AR	—	123	17,411	—	3,227	123	20,638	20,761	12,619	1967
University Mall, Pensacola, FL	—	4,256	26,657	—	4,026	4,256	30,683	34,939	11,896	1994
University Park Mall, Mishawaka, IN	56,825	15,105	61,100	—	23,722	15,105	84,822	99,927	75,952	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	3,693	8,421	42,438	50,859	13,343	1979
Valle Vista Mall, Harlingen, TX	29,335	1,398	17,159	372	13,345	1,770	30,504	32,274	14,474	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	7,944	13,913	58,491	72,404	20,275	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	36,443	55,489	147,701	203,190	46,484	1998 (Note 4)
Washington Square, Indianapolis, IN	30,693	16,800	36,495	462	27,233	17,262	63,728	80,990	25,982	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	197	7,387	5,650	41,519	47,169	18,890	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	17,362	43,464	102,071	145,535	24,684	1998 (Note 4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,413	33,189	5,437	68,881	74,318	23,218	1977
Wolfchase Galleria, Memphis, TN	70,716	16,274	128,276	—	7,973	16,274	136,249	152,523	35,316	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	81,587	34,211	187,123	—	3,081	34,211	190,204	224,415	32,076	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	1,922	3,900	98,981	102,881	11,222	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	18,884	13,952	62,571	76,523	7,293	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,676	2,370	26,002	28,372	7,113	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	—	2,108	16,670	226,829	243,499	20,356	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	683	12,986	185,673	198,659	16,781	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	20,231	3,170	59,863	—	1,049	3,170	60,912	64,082	8,798	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	7,903	15,073	8,562	133,078	141,640	13,067	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,557	32	1,218	2,092	108,775	110,867	11,797	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	789	7,900	17,281	25,181	4,143	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	213	3,440	338,892	342,332	26,998	2004 (Note 4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	9,949	2,857	57,258	60,115	7,533	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	1,666	9,060	51,947	61,007	8,254	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	64,144	9,630	194,122	—	2,095	9,630	196,217	205,847	20,762	2004 (Note 4)
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,084	6,416	106,097	112,513	8,423	2004 (Note 4)
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	2,217	2,800	41,763	44,563	3,489	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	10,619	957	60,522	—	593	957	61,115	62,072	5,947	2004 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	1,367	13,085	162,144	175,229	10,770	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	21,228	25,435	156,201	181,636	14,205	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	2,402	7,190	164,425	171,615	18,136	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	1,121	5,670	30,025	35,695	5,561	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	44,261	6,630	94,138	—	1,868	6,630	96,006	102,636	14,236	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	643	11,400	45,666	57,066	5,151	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,482	4,300	133,807	138,107	15,177	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	15,855	1,014	29,895	305,424	335,319	22,829	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	1,470	9,463	87,274	96,737	11,115	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	1,582	13,322	15,649	28,971	3,830	2004 (Note 4)
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,693	41,547	—	—	12,693	41,547	54,240	251	2005
Round Rock Premium Outlets, Round Rock, TX	—	22,911	82,252	—	—	22,911	82,252	105,163	1,043	2005
Seattle Premium Outlets, Seattle, WA	—	13,557	103,722	—	2,765	13,557	106,487	120,044	7,257	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	4,562	6,092	62,232	68,324	7,766	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	56,707	7,720	172,931	—	7,381	7,720	180,312	188,032	15,661	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,856	—	1,875	9,420	86,731	96,151	12,436	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	974	22,630	78,290	100,920	8,782	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	35,649	3,230	75,277	—	4,963	3,230	80,240	83,470	10,803	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,557	—	3,154	11,110	865,711	876,821	67,497	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	2,399	4,900	284,430	289,330	26,646	2004 (Note 4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	7,497	7,711	44,271	51,982	10,612	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	27,532	8,748	26,184	—	9,152	8,748	35,336	44,084	12,988	1987
Boardman Plaza, Youngstown, OH	23,598	7,265	22,007	—	12,525	7,265	34,532	41,797	12,120	1951
Brightwood Plaza, Indianapolis, IN	—	65	128	—	337	65	465	530	275	1965
Celina Plaza, El Paso, TX	—	138	815	—	110	138	925	1,063	514	1978
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	4,835	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	358	5,352	12,637	17,989	3,776	1989

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	8,167	2,886	16,674	19,560	5,591	1977
Dare Centre, Kill Devil Hills, NC	1,684	—	5,702	—	111	—	5,813	5,813	384	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,301	1,955	3,405	—	898	1,955	4,303	6,258	1,122	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	85	651	3,765	4,416	2,333	1986
Forest Plaza, Rockford, IL	15,101	4,132	16,818	453	2,318	4,585	19,136	23,721	7,130	1985
Gateway Shopping Centers, Austin, TX	87,000	24,549	81,437	—	7,084	24,549	88,521	113,070	10,160	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,643	1,028	5,668	6,696	2,413	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	2,308	1979
Griffith Park Plaza, Griffith, IN	—	—	2,412	1,504	567	1,504	2,979	4,483	2,254	1979
Henderson Square, King of Prussia, PA	15,063	4,223	15,124	—	132	4,223	15,256	19,479	1,863	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,670	7,138	25,284	—	1,361	7,138	26,645	33,783	9,617	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	57	425	1,859	2,284	1,079	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	947	—	5,179	5,179	1,374	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,738	3,731	7,083	10,814	3,906	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	974	2,487	7,394	9,881	2,780	1986
Lake View Plaza, Orland Park, IL	20,073	4,775	17,543	—	11,066	4,775	28,609	33,384	9,724	1986
Lakeline Plaza, Austin, TX	22,008	5,822	30,875	—	7,140	5,822	38,015	43,837	10,899	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,753	1,808	11,904	13,712	3,098	1978
Lincoln Crossing, O'Fallon, IL	3,038	674	2,192	—	562	674	2,754	3,428	975	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	800	—	22,099	22,099	6,498	2003 (Note 4)
MacGregor Village, Cary, NC	6,775	557	8,897	—	258	557	9,155	9,712	713	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	111	9,506	33,003	42,509	8,049	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,205	206	6,943	7,149	1,790	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	328	—	912	912	680	1967
Matteson Plaza, Matteson, IL	8,840	1,771	9,737	—	2,323	1,771	12,060	13,831	5,168	1988
Muncie Plaza, Muncie, IN	7,643	267	10,509	87	663	354	11,172	11,526	3,184	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,637	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	1,671	2,831	9,370	12,201	3,565	1985
North Ridge Shopping Center, Raleigh, NC	8,275	462	12,838	—	348	462	13,186	13,648	910	2004 (Note 4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,367	148	2,781	2,929	1,503	1974
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,577	1968
Regency Plaza, St. Charles, MO	4,143	616	4,963	—	507	616	5,470	6,086	1,925	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	6,297	5,149	32,732	37,881	5,131	1998 (Note 4)
Rockaway Town Plaza, Rockaway, NJ	—	—	15,295	—	1,044	—	16,339	16,339	835	2004
Shops at Arbor Walk, Austin, TX	—	930	42,546	—	—	930	42,546	43,476	58	2006

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	5,316	12,943	33,493	46,436	10,832	1999
St. Charles Towne Plaza, Waldorf, MD	26,518	8,377	18,993	—	2,300	8,377	21,293	29,670	8,264	1987
Teal Plaza, Lafayette, IN	—	99	878	—	2,956	99	3,834	3,933	1,739	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	4,050	2,150	11,673	13,823	2,884	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	4,992	234	5,737	5,971	2,646	1974
University Center, Mishawaka, IN	—	2,388	5,214	—	3,013	2,388	8,227	10,615	7,004	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	308	941	2,005	2,946	2,487	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	12,807	8,679	85,643	94,322	24,347	1999
West Ridge Plaza, Topeka, KS	5,342	1,376	4,560	—	1,570	1,376	6,130	7,506	2,399	1988
White Oaks Plaza, Springfield, IL	16,298	3,169	14,267	—	944	3,169	15,211	18,380	5,585	1986
Wolf Ranch, Georgetown, TX	—	22,118	51,509	—	491	22,118	52,000	74,118	2,811	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	120	263	4,500	4,763	353	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	19,637	1	682	1,384	20,319	21,703	1,870	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,409	—	5,206	—	39	—	5,245	5,245	360	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,752	—	924	—	1	—	925	925	54	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,521	148	3,610	—	25	148	3,635	3,783	233	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,937	12	408	—	36	12	444	456	26	2004 (Note 4)
Factory Stores of America — Lebanon, MO	1,628	24	214	—	4	24	218	242	20	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,529	26	566	—	—	26	566	592	41	2004 (Note 4)
Factory Stores of America — Story City, IA	1,891	7	526	—	—	7	526	533	33	2004 (Note 4)
Factory Stores of North Bend, North Bend, WA	—	2,143	36,197	—	492	2,143	36,689	38,832	2,734	2004 (Note 4)
Development Projects
Domain, The, Austin, TX	—	39,504	138,302	—	—	39,504	138,302	177,806	—	2005
Palms Crossing, McAllen, TX	—	16,436	8,291	—	—	16,436	8,291	24,727	—	2006
Pier Park, Panama City Beach, FL	—	28,432	20,407	—	—	28,432	20,407	48,839	—	2006
Philadelphia Premium Outlets, Limerick, PA	—	16,549	17,053	—	—	16,549	17,053	33,602	—	2006
Other pre-development costs	—	54,322	37,175	—	—	54,322	37,175	91,497	—
Other	—	5,172	67,915	665	2,184	5,837	70,099	75,936	4,452

	$4,349,247	2,499,253	$16,707,854	$151,952	$3,285,240	$2,651,205	$19,993,094	$22,644,299	$4,479,198

Simon Property Group, L.P. and Subsidiaries
Notes to Schedule III as of December 31, 2006
(Dollars in thousands)

(1) Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Balance, beginning of year	$21,551,247	$21,082,582	$14,834,443
Acquisitions and consolidations	402,095	294,654	5,753,600
Improvements	772,806	661,569	624,610
Disposals and de-consolidations	(81,849)	(487,558)	(112,071)
Impairment write-down	—	—	(18,000)

Balance, close of year	$22,644,299	$21,551,247	$21,082,582

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2006 was $14,516,444.

(2) Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Balance, beginning of year	$3,694,807	$3,066,604	$2,482,955
Acquisitions and consolidations (5)	64,818	2,627	76,121
Depreciation expense	767,726	768,028	545,882
Disposals	(48,153)	(142,452)	(38,354)

Balance, close of year	$4,479,198	$3,694,807	$3,066,604

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

(3)
Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals of property are first reflected as a reduction to cost capitalized subsequent to acquisition.

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

Exhibits
2	Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, L.P., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisition II, LLC, Chelsea Property Group, Inc., and CPG Partners, L.P. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 22, 2004).
3.1	Second Amended and Restated Certificate of Limited Partnership, as amended (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2002 filed by Simon Property Group, L.P.).
3.2	Seventh Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 filed by Simon Property Group, L.P.).
3.3	Amended and Restated Supplement to Seventh Amended and Restated Limited Partnership Agreement (Exhibits B-1 and B-2) dated October 14, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on October 20, 2004).
3.4	Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996.
4(a)	Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q filed by Simon Property Group, Inc. on November 8, 2004).
10.2	$3,000,000,000 Credit Agreement, dated as of December 15, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on December 20, 2005).
10.3*	Simon Property Group, L.P. 1998 Stock Incentive Plan (incorporated by reference to Appendix G to the Definitive Proxy Statement on Schedule 14A dated April 7, 2003).
10.4(b)	Option Agreement to acquire the Excluded Retail Property (Previously filed as Exhibit 10.10).
10.5	Voting Agreement dated as of June 20, 2004 among Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 22, 2004).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Simon Property Group, L.P.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Does not include supplemental indentures which authorize the issuance of debt securities series, none of which exceeds 10% of the total assets of Simon Property Group, L.P. on a consolidated basis. Simon Property Group, L.P. agrees to file copies of any such supplemental indentures upon the request of the Commission.

(b)
Incorporated by reference to the exhibit indicated filed with the Annual Report on Form 10-K for the year ended December 31, 1993 by a predecessor of Simon Property Group, L.P.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

QuickLinks

TABLE OF CONTENTS
Part I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
Mortgage and Other Debt on Portfolio Properties As of December 31, 2006 (Dollars in thousands)
Mortgage and Other Debt on Portfolio Properties and Investments in Real Estate As of December 31, 2006 (Dollars in thousands)
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
Part III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
Simon Property Group, L.P. and Subsidiaries Consolidated Balance Sheets (Dollars in thousands, except unit amounts)
Simon Property Group, L.P. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Dollars in thousands, except per unit amounts)
Simon Property Group, L.P. and Subsidiaries Consolidated Statements of Cash Flows (Dollars in thousands)
Simon Property Group, L.P. and Subsidiaries Consolidated Statements of Partners' Equity (Dollars in thousands)
Simon Property Group, L.P. and Subsidiaries Notes to Consolidated Financial Statements (Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)
SIGNATURES