Form 10-Q
period 2007-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2007-05-15
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Form 10-Q
Index

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2007	December 31, 2006
	Unaudited
ASSETS:
Investment properties, at cost	$23,400,940	$22,863,963
Less — accumulated depreciation	4,800,439	4,606,130
	18,600,501	18,257,833
Cash and cash equivalents	339,953	929,360
Tenant receivables and accrued revenue, net	339,341	380,128
Investment in unconsolidated entities, at equity	1,874,255	1,526,235
Deferred costs and other assets	1,116,000	990,899
Notes receivable from related parties	1,473,540	—
Total assets	$23,743,590	$22,084,455
LIABILITIES:
Mortgages and other indebtedness	$17,152,418	$15,394,489
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,082,809	1,109,190
Cash distributions and losses in partnerships and joint ventures, at equity	250,737	227,588
Other liabilities, minority interest, and accrued distributions	185,072	178,250
Total liabilities	18,671,036	16,909,517
COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS’ EQUITY:
Preferred units, 22,801,160 and 23,456,495 units outstanding, respectively. Liquidation values $1,119,633 and $1,151,325, respectively	1,125,623	1,157,010
General Partner, 223,387,096 and 221,431,071 units outstanding, respectively	3,053,198	3,095,022
Limited Partners, 57,945,408 and 59,113,438 units outstanding, respectively	808,663	837,836
Total partners’ equity	4,987,484	5,089,868
Total liabilities and partners’ equity	$23,743,590	$22,084,455

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2007	2006
REVENUE:
Minimum rent	$510,865	$488,088
Overage rent	17,892	16,059
Tenant reimbursements	230,613	221,035
Management fees and other revenues	20,875	20,169
Other income	71,896	42,298
Total revenue	852,141	787,649
EXPENSES:
Property operating	109,227	105,947
Depreciation and amortization	215,271	209,447
Real estate taxes	79,182	81,805
Repairs and maintenance	29,007	25,955
Advertising and promotion	18,884	17,402
Provision for (recovery of) credit losses	542	(6)
Home and regional office costs	33,699	30,336
General and administrative	3,899	4,493
Other	13,464	13,066
Total operating expenses	503,175	488,445
OPERATING INCOME	348,966	299,204
Interest expense	(222,478)	(204,072)
Minority interest in income of consolidated entities	(2,910)	(925)
Income tax expense of taxable REIT subsidiaries	(1,285)	(1,639)
Income from unconsolidated entities	21,773	29,923
Gain (loss) on sales of assets and interests in unconsolidated entities, net	—	34,350
Income from continuing operations	144,066	156,841
Results of operations from discontinued operations	(203)	191
Gain (loss) on disposal or sale of discontinued operations, net	—	(28)
NET INCOME	143,863	157,004
Preferred unit requirement	(19,645)	(25,399)
NET INCOME AVAILABLE TO UNITHOLDERS	$124,218	$131,605
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$98,381	$104,017
Limited Partners	25,837	27,588
Net income	$124,218	$131,605
BASIC EARNINGS PER UNIT
Income from continuing operations	$0.44	$0.47
Discontinued operations	—	—
Net Income	$0.44	$0.47
DILUTED EARNINGS PER UNIT
Income from continuing operations	$0.44	$0.47
Discontinued operations	—	—
Net Income	$0.44	$0.47
Net income	$143,863	$157,004
Unrealized (loss) gain on interest rate hedges	(460)	3,316
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	472	301
Currency translation adjustments	151	(2,296)
Other income (loss)	(728)	(53)
Comprehensive Income	$143,298	$158,272

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,863	$157,004
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	207,580	199,747
Gain on sales of assets and interests in unconsolidated entities	—	(34,350)
Loss on disposal or sale of discontinued operations, net	—	28
Straight-line rent	(4,293)	(3,673)
Minority interest	2,910	925
Minority interest distributions	(13,855)	(5,578)
Equity in income of unconsolidated entities	(21,773)	(29,923)
Distributions of income from unconsolidated entities	19,633	19,131
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	49,298	37,741
Deferred costs and other assets	(46,951)	(45,108)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(26,392)	(42,126)
Net cash provided by operating activities	310,020	253,818
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(135,581)	—
Notes receivable from related parties	(1,473,540)	—
Capital expenditures, net	(205,678)	(136,293)
Cash impact from the consolidation and de-consolidation of properties	4,073	—
Net proceeds from sale of partnership interest, other assets and discontinued operations	—	53,864
Investments in unconsolidated entities	(431,935)	(79,554)
Distributions of capital from unconsolidated entities and other	74,390	71,647
Net cash used in investing activities	(2,168,271)	(90,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	751	1,891
Purchase of preferred units and partnership units	(14,987)	(2,671)
Partnership distributions	(255,620)	(237,356)
Mortgage and other indebtedness proceeds, net of transaction costs	1,918,674	1,262,180
Mortgage and other indebtedness principal payments	(379,974)	(1,225,537)
Net cash provided by (used in) financing activities	1,268,844	(201,493)
DECREASE IN CASH AND CASH EQUIVALENTS	(589,407)	(38,011)
CASH AND CASH EQUIVALENTS, beginning of year	929,360	337,048
CASH AND CASH EQUIVALENTS, end of period	$339,953	$299,037

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

We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of March 31, 2007, excluding assets acquired in the transaction with The Mills Corporation (“Mills”) as described below, we owned or held an interest in 285 income-producing properties in the United States, which consisted of 171 regional malls, 68 community/lifestyle centers, 36 Premium Outlet centers and 10 other shopping centers or outlet centers in 38 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in four parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Internationally, we have ownership interests in 53 European shopping centers (France, Italy and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico. We also have begun construction on a Premium Outlet center in South Korea and, through a joint venture arrangement we have ownership interests in four shopping centers under construction in China. Additionally, on March 29, 2007, SPG-FCM Ventures, LLC (“SPG-FCM”), a joint venture between an entity owned 50% by the Operating Partnership and 50% by funds managed by Farallon Capital Management, L.L.C. (“Farallon”), successfully completed a tender offer to acquire all of the outstanding common stock of The Mills Corporation. As of the end of March 31, 2007, SPG-FCM owned 75.38% of the outstanding common stock of Mills. As a result, we now hold an interest in an additional 38 properties located throughout the United States, including 18 regional malls, 3 community/lifestyle centers, and 17 other retail properties which will be referred to as The Mills. Mills was also a partner in two assets in which we already held an ownership interest.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2007 are not necessarily indicative of the results that may be obtained for the full fiscal year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K.

As of March 31, 2007, excluding assets acquired in the transaction with Mills as described above, of our 344 properties we consolidated 200 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 125 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 56 of the 125 joint venture properties but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Additionally, our investment in SPG-FCM, which holds an interest in Mills, and as a result the additional 38 properties acquired in its acquisition of Mills, is also accounted for by us under the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and Farallon has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

We allocate our net operating results after preferred distributions based on our partners’ respective weighted average ownership. In addition, Simon Property owns certain of our preferred units. Simon Property’s weighted average ownership interest in us was 79.2% and 79.0% for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, Simon Property’s ownership interest in us was 79.4% and 78.9%, respectively. We adjust the limited partners’ interest at the end of each period to reflect their respective ownership interest in the Operating Partnership.

Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

3.                 Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Cash and cash equivalents, as of March 31, 2007, includes a balance of $33.0 million related to these gift card programs which we do not consider available for general working capital purposes.

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

	For the Three Months Ended March 31,
	2007	2006
Common Unitholders’ share of:
Income from continuing operations	$124,421	$131,442
Discontinued operations	(203)	163
Net Income available to Common Unitholders — Basic	$124,218	$131,605
Weighted Average Units Outstanding — Basic	280,858,656	279,083,336
Effect of stock options	857,469	973,102
Weighted Average Units Outstanding — Diluted	281,716,125	280,056,438

For the three months ended March 31, 2007, potentially dilutive securities include stock options of Simon Property and certain preferred units which are exchangeable for common units. The only potentially dilutive security that had a dilutive effect for the three months ended March 31, 2007 and 2006 were stock options of Simon Property. Common units may be exchanged for shares of Simon Property common stock, on a one-for one basis, in certain circumstances. We accrue distributions when they are declared.

5.                 Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. Excluding assets acquired in the transaction with Mills as described above, we held joint venture ownership interests in 66 Properties in the United States as of March 31, 2007 and 68 as of December 31, 2006. We also held interests in two joint ventures which owned 53 European shopping centers as of March 31, 2007 and December 31, 2006. We also held an interest in five joint venture properties under operation in Japan and one joint venture property in Mexico. We account for these Properties using the equity method of accounting.

Substantially all of our joint venture Properties are subject to rights of first refusal, buy-sell provisions, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time (subject to any applicable lock up or similar restrictions), which could result in either the sale of our interest or the use of available cash or borrowings to acquire a joint venture interest from our partner.

Acquisition of The Mills Corporation by SPG-FCM

On February 16, 2007, SPG-FCM entered into a definitive merger agreement with Mills to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition was completed through a cash tender, which concluded on March 29, 2007. As of March 31, 2007 we and Farallon had each funded $475 million into SPG-FCM to acquire the shares that were submitted for tender as of March 29, 2007, representing 75.38% of the outstanding shares of common stock of Mills. In connection with the closing of the tender offer, we also loaned $286 million through three separate one-year note payable arrangements to SPG-FCM that bear interest at rates ranging from LIBOR plus 37.5 basis points to LIBOR plus 270 basis points. The $286 million in notes receivable from SPG-FCM are reported with notes receivable from related parties on the consolidated balance sheet. We expect these notes will be repaid by SPG-FCM at par during the second quarter of 2007 from the proceeds of refinancing activity.

In connection with the execution of a definitive merger agreement with Mills, we made a loan to Mills on February 16, 2007 to permit it to repay an existing loan facility. The $1.187 billion loan to Mills carries a rate of LIBOR plus 270 basis points and payment is due in full one year from issuance. The loan facility also permits Mills to borrow an additional $365 million on a revolving basis for working capital requirements and general corporate purposes. We received a financing fee of $15 million at the closing of loan which is being amortized into other income over the one-year term of the loan. No borrowings under the revolving portion of this arrangement had been drawn as of the end of the first quarter of 2007.

On April 3, 2007, the merger of a subsidiary of SPG-FCM and Mills was completed. On April 18, 2007, a subsidiary of SPG-FCM was merged into Mills’ operating partnership (“Mills LP”) was completed. The common unitholders in the Mills LP will receive $25.25 per unit in cash, subject to certain qualified unitholders having the option to exchange their units for limited partnership units of the Operating Partnership based on a fixed exchange ratio of 0.211 Operating Partnership units for each limited partnership unit in the Mills LP. As a result of the change in control of Mills, holders of Mills’ $316.3 million in Series F Convertible Cumulative Redeemable Preferred Stock have the right to require that Mills repurchase their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. If all of the holders of Mills’ Series F preferred stock exercise this right, Mills will be required to pay approximately $333 million.

We have and intend to obtain all funds necessary to fulfill our equity requirement to SPG-FCM, as well as any funds that we have or will provide in the form of loans to Mills or SPG-FCM, from available cash and our Credit Facility. Beginning in the second quarter of 2007, Simon Property or an affiliate will also begin to serve as the manager for substantially all of the additional 38 properties in which SPG-FCM holds an interest. As a result of this acquisition, we now hold a controlling interest in two properties where we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we consolidated these two properties at the date of acquisition.

SPG-FCM is in the process of performing the necessary purchase price allocations for its acquisition of Mills. The valuations will be developed with the assistance of a third-party professional appraisal firm. The acquisition of Mills by SPG-FCM will involve the assumption of $954.9 million of preferred stock and a proportionate share of property-level mortgage debt, SPG-FCM’s share of which approximates $4 billion, both of which are exclusive of any fair market value adjustments which will be included in SPG-FCM’s preliminary purchase accounting allocations to be finalized during the second quarter of 2007.

International Joint Venture Investments

We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l. (“Simon Ivanhoe”), and Gallerie Commerciali Italia (“GCI”). The carrying amount of our total combined investment in these two joint venture investments is $339.0 million and $338.1 million as of March 31, 2007 and December 31, 2006, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of March 31, 2007.

We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $279.3 million and $281.2 million as of March 31, 2007 and December 31, 2006, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these Japan Premium Outlet joint ventures. As of March 31, 2007, we held a 50% ownership interest in a Premium Outlet in South Korea which is now substantially complete, for which our investment approximated $19.2 million.

During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and will be through a 32.5% ownership in a joint venture entity, Great Mall Investments, Ltd. (“GMI”). We are planning on initially developing five centers, four of which are currently under construction, with our share of the total equity commitment of approximately $49.5 million. We account for our investments in GMI under the equity method of accounting. As of March 31, 2007, our combined investment in these shopping centers in GMI is approximately $17.5 million.

Summary Financial Information

Summary financial information of all of our joint ventures, excluding that of SPG-FCM, and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of March 31, 2007.

	March 31, 2007	December 31, 2006
BALANCE SHEETS
Assets:
Investment properties, at cost	$10,645,934	$10,669,967
Less — accumulated depreciation	2,190,574	2,206,399
	8,455,360	8,463,568
Cash and cash equivalents	372,964	354,620
Tenant receivables	229,421	258,185
Investment in unconsolidated entities	170,301	176,400
Deferred costs and other assets	321,864	307,468
Total assets	$9,549,910	$9,560,241
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$8,099,076	$8,055,855
Accounts payable, accrued expenses, and deferred revenue	487,180	513,472
Other liabilities	256,501	255,633
Total liabilities	8,842,757	8,824,960
Preferred units	67,450	67,450
Partners’ equity	639,703	667,831
Total liabilities and partners’ equity	$9,549,910	$9,560,241
Our Share of:
Total assets	$4,572,229	$4,113,051
Partners’ equity	$402,005	$380,150
Add: Investment in SPG-FCM Ventures, LLC	421,218	—
Add: Excess Investment	800,295	918,497
Our net Investment in Joint Ventures	$1,623,518	$1,298,647
Mortgages and other indebtedness	$3,449,906	$3,472,228

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities. We have presented our investment in SPG-FCM as a single line item due to the recent acquisition of Mills as this amount will be affected by our preliminary purchase price allocations which as discussed in note 2 are currently underway. We intend to present the assets and liabilities of SPG-FCM included within this Summary Financial Information at the end of our second quarter.

	For the Three Months Ended March 31,
	2007	2006
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$277,972	$257,703
Overage rent	17,341	14,159
Tenant reimbursements	135,283	125,558
Other income	41,745	32,098
Total revenue	472,341	429,518
Operating Expenses:
Property operating	89,151	85,767
Depreciation and amortization	84,083	73,136
Real estate taxes	35,111	33,342
Repairs and maintenance	23,214	20,680
Advertising and promotion	8,102	6,929
Provision for credit losses	165	431
Other	25,763	23,755
Total operating expenses	265,589	244,040
Operating Income	206,752	185,478
Interest expense	(111,239)	(103,776)
Loss from unconsolidated entities	(84)	—
Gain (loss) on sale of asset	(4,759)	94
Income from Continuing Operations	90,670	81,796
Income from consolidated joint venture interests	—	110
Income from discontinued joint venture interests	17	327
Loss on disposal or sale of discontinued operations, net	—	(447)
Net Income	$90,687	$81,786
Third-Party Investors’ Share of Net Income	$54,645	$49,576
Our Share of Net Income	36,042	32,210
Amortization of Excess Investment	(14,269)	(12,518)
Income from Beneficial Interests	—	10,231
Income from Unconsolidated Entities, Net	$21,773	$29,923

6.                 Debt

Unsecured Debt

Credit Facility.   Significant draws on the Credit Facility during the three months ended March 31, 2007 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
February 16, 2007	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
March 29, 2007	$550,000	Borrowing to fund our equity requirement for the acquisition of Mills and to partially fund the loan to SPG-FCM.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $170.0 million on the Credit Facility during the three months ended March 31, 2007. The total outstanding balance on the Credit Facility as of March 31, 2007 was $1.8 billion, and the maximum amount outstanding during the quarter was approximately $2.0 billion. During the first three months of 2007, the weighted average outstanding balance on the Credit Facility was approximately $741.0 million.

Secured Debt

Total secured indebtedness was $4.6 billion and $4.4 billion at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, we repaid $122.4 million in mortgage loans, unencumbering two properties.

As a result of the acquisition of Mills by SPG-FCM, as of March 31, 2007, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and as a result they were consolidated as of the acquisition date. This included the consolidation of two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively.

7.                 Partners’ Equity

Under The Simon Property Group 1998 Stock Incentive Plan, on February 26, 2007, the Compensation Committee of Simon Property’s Board of Directors, under The Simon Property Group 1998 Stock Incentive Plan, awarded 246,271 restricted shares of Simon Property common stock to employees under this Plan at a fair value of $115.62 per share. The fair market value of the restricted stock awarded on February 26, 2007 has been deferred and is being amortized over a four-year vesting service period. As a result of the award of restricted stock, we issued a like number of units to Simon Property in accordance with our partnership agreement.

During the first three months of 2007, nine limited partners exchanged 1,692,474 units for a like number of shares of common stock of Simon Property, increasing Simon Property’s interest in us.

On May 11, 2006, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to 6,000,000 shares of its common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. There have been no purchases under this program in 2007.

As previously disclosed, for the quarter ending March 31, 2007, holders of Series I 6% Convertible Perpetual Units (“Series I Preferred Units”) and Simon Property’s Series I 6% Convertible Perpetual Preferred Stock (“Series I Preferred Stock”) could elect to convert their securities during the quarter into common units of the Operating Partnership and shares of Simon Property common stock, respectively.

The optional conversion is as a result of the closing sale price of Simon Property’s common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. If holders of a Series I Preferred Unit convert into common units, then the holder may also elect to convert those units into common stock on a one-for-one basis in accordance with our partnership agreement. During the three months ended March 31, 2007, 6,461 shares of Series I Preferred Stock were converted into 5,075 shares of Simon Property common stock and Simon Property converted a like number of its Series I Preferred Units into common units. As of March 31, 2007, the conversion trigger price of $79.16 had been met and the Series I Preferred Units are convertible into 0.78957 of a common unit and the Series I Preferred Stock is convertible into 0.78957 of a share of Simon Property common stock beginning April 2, 2007 through June 29, 2007.

Preferred units whose redemption is outside of our control have been classified as temporary equity in the accompanying balance sheets.

8.                 Commitments and Contingencies

Litigation

There have been no material developments with respect to the pending litigation disclosed in our 2006 Annual Report on Form 10-K.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of March 31, 2007, we have loan guarantees and other guarantee obligations of $79.6 million and $23.2 million, respectively, to support our total $3.4 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.                 Real Estate Acquisitions and Dispositions

On March 1, 2007, we acquired the additional 40% interest in both University Park Mall and University Center located in Mishawaka, IN from our partner and as a result, we now own 100% of University Park Mall, a regional mall Property, and University Center, a community/lifestyle center Property. On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine, adjacent to our Kittery Premium Outlets Property.

We had no consolidated property dispositions during the three months ended March 31, 2007.

10.          Recent Financial Accounting Standards

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have any impact on our financial position or results of operations.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements”. SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for us in the first quarter of 2008. We do not expect the adoption of SFAS 157 will have a significant impact on our results of operations or financial position.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, impact of terrorist activities, inflation and maintenance of REIT status. We discussed these and other risks and uncertainties under the heading “Risk Factors” in our annual and quarterly periodic reports filed with the SEC that could cause our actual results to differ materially from the forward-looking statements that we make. We may update that discussion in our periodic reports, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

Simon Property Group, L.P., a Delaware limited partnership (the “Operating Partnership”), is a majority owned subsidiary of Simon Property Group, Inc., a Delaware corporation (“Simon Property”). Simon Property is our general partner and a self-administered and self-managed real estate investment trust. In this discussion, the terms the “we”, “us” and “our” refer to the Operating Partnership and its subsidiaries.

We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers and community/lifestyle centers. As of March 31, 2007, excluding assets acquired in the transaction with The Mills Corporation (“Mills”) as described below, we owned or held an interest in 285 income-producing properties in the United States, which consisted of 171 regional malls, 68 community/lifestyle centers, 36 Premium Outlet centers and 10 other shopping centers or outlet centers in 38 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in four parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). In the United States, we have six new properties currently under development aggregating approximately 3.2 million square feet which will open during 2007 or early

2008. Internationally, we have ownership interests in 53 European shopping centers (France, Italy and Poland); five Premium Outlet centers in Japan; and one Premium Outlet center in Mexico. We also have begun construction on a Premium Outlet center in which we will hold a 50% interest located in South Korea and, through a joint venture arrangement, we will have a 32.5% interest in five shopping centers (four of which are under construction) in China. Additionally, on March 29, 2007, SPG-FCM Ventures, LLC (“SPG-FCM”), a joint venture between an entity owned 50% by the Operating Partnership and 50% by funds managed by Farallon Capital Management, L.L.C. (“Farallon”), successfully completed a tender offer to acquire all of the outstanding common stock of The Mills Corporation (“Mills”). As a result, we now hold an interest in an additional 38 properties owned by Mills located throughout the United States, including 18 regional malls, 3 community/lifestyle centers, and 17 other retail properties which will be referred to hereafter as The Mills.

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

We also grow by generating supplemental revenues in our existing real estate portfolio, from outlot parcel sales and, due to our size and tenant relationships, from the following:

•       Simon Brand Ventures (“Simon Brand”) mall marketing initiatives revenue sources which include: payment systems (including marketing fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and other events.

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

Results Overview

Diluted earnings per unit decreased $0.03 during the first three months of 2007, or 6.4%, to $0.44 from $0.47 for the same period last year. The 2006 results include a $34.4 million gain (or $0.12 per diluted unit) from the sale of partnership interests in one of our European joint ventures to our new partner, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, and recognition of $10.2 million in income (or $0.03 per diluted unit) from contributed beneficial interests, representing the right to receive cash flow, capital distributions, and related profits and losses in a regional mall entity. Included in the first quarter of 2007 was the receipt of $19.0 million of lease settlements from anchor store activity and $11.9 million of interest income attributable to a mezzanine loan made to Mills prior to SPG-FCM acquiring a controlling portion of the common shares of Mills on March 29, 2007. The remaining portion of the activity that offset the items occurring in the first quarter of 2006 was driven by strong core operations as further described below.

Our core business fundamentals remained strong during the first three months of 2007. Regional mall comparable sales per square foot (“psf”) strengthened during the first three months of 2007, increasing 5.6% to $487 psf from $461 psf for the same period in 2006 reflecting robust retail sales activity. Our regional mall average base rents increased 3.9% to $36.18 psf as of March 31, 2007 from $34.83 psf as of March 31, 2006. In addition, our regional mall leasing spreads were $7.99 psf as of March 31, 2007 representing a 21.3% increase over expiring rents, compared with recent year’s performance. The operating fundamentals of the Premium Outlet centers and community/lifestyle centers also contributed to the improved operating results for the nine month period as seen in the following section entitled Portfolio Data, with the Portfolio effectively fully occupied at 99.1% and leasing spreads at $6.60, or 29.2% above expiring rents. Finally, regional mall occupancy was 91.8% as of March 31, 2007 as compared to 91.6% as of March 31, 2006.

Regarding financing activities, despite the increasing interest rate environment resulting in an approximate 49 basis point increase in LIBOR (5.32% at March 31, 2007 versus 4.83% at March 31, 2006), our effective overall borrowing rate for the three months ended March 31, 2007 decreased two basis points as compared to the three months ended March 31, 2006. This was principally as a result of the issuance of fixed rate debt during 2006. Our financing activities for the three months ended March 31, 2007 are highlighted by the following:

•       We paid off two mortgages totaling $122.4 million that bore interest at fixed rates ranging from 7.65% to 7.85%.

•       Borrowings on the Credit Facility increased to approximately $1.8 billion during the three months ended March 31, 2007, principally as a result of funds required to effect the acquisition of Mills by SPG-FCM for our equity investments of $475 million and for loans to Mills and SPG-FCM totaling $1.473 billion.

•       As a result of the acquisition of Mills by SPG-FCM, at March 31, 2007, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and as a result we now consolidate these two Properties. Included in this consolidation are two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively.

United States Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We do not include any Properties located outside of the United States. The following table sets forth these key operating statistics for:

•       Properties that are consolidated in our consolidated financial statements,

•       Properties we account for under the equity method of accounting as joint ventures, and

•       the foregoing two categories of Properties on a total Portfolio basis.

Domestic Property Data:

	March 31, 2007	%/basis point Change (1)		March 31, 2006	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	91.8%	+20 b	ps	91.6%	+30 b	ps
Unconsolidated	91.7%	—		91.7%	-10 b	ps
Total Portfolio	91.8%	+20 b	ps	91.6%	+10 b	ps
Average Base Rent per Square Foot
Consolidated	$35.34	2.6%		$34.44	3.6%
Unconsolidated	$37.78	6.3%		$35.53	1.1%
Total Portfolio	$36.18	3.9%		$34.83	2.7%
Comparable Sales Per Square Foot
Consolidated	$470	4.9%		$448	6.7%
Unconsolidated	$522	7.2%		$487	5.0%
Total Portfolio	$487	5.6%		$461	5.5%
Premium Outlet Centers:
Occupancy	99.1%	-20 b	ps	99.3%	+30 b	ps
Average Base Rent per Square Foot	$24.84	4.1%		$23.85	3.9%
Comparable Sales Per Square Foot	$485	9.2%		$444	5.0%
Community/Lifestyle Centers:
Occupancy
Consolidated	91.4%	+380 b	ps	87.6%	-210 b	ps
Unconsolidated	96.4%	+40 b	ps	96.0%	+20 b	ps
Total Portfolio	93.1%	+280 b	ps	90.3%	-130 b	ps
Average Base Rent per Square Foot
Consolidated	$12.06	2.5%		$11.77	2.2%
Unconsolidated	$11.70	7.4%		$10.89	3.5%
Total Portfolio	$11.94	4.1%		$11.47	2.7%

(1)          Percentages may not recalculate due to rounding.

Occupancy Levels and Average Base Rent Per Square Foot.   Occupancy and average base rent are based on mall and freestanding Gross Leaseable Area (“GLA”) owned by us (“Owned GLA”) in the regional malls, all tenants at the Premium Outlet centers, and all tenants at community/lifestyle centers. Our Portfolio has maintained stable occupancy and increased average base rents.

Comparable Sales Per Square Foot.   Comparable sales include total reported retail tenant sales at Owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls and all reporting tenants at the Premium Outlet centers. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

International Property Data

The following key operating statistics are provided for our international properties, which are accounted for using the equity method of accounting.

	March 31, 2007	%/basis point Change		March 31, 2006	%/basis point Change
European Shopping Centers:
Occupancy	97.6%	+40 b	ps	97.2%	+20 b	ps
Comparable sales per square foot	€395	4.2%		€379	-0.8%
Average base rent per square foot	€26.55	0.1%		€26.52	4.9%
International Premium Outlets
Occupancy	100%	—		100%	—
Comparable sales per square foot	¥89,554	1.8%		¥87,994	2.0%
Average base rent per square foot	¥4,654	0.4%		¥4,634	3.1%

Results of Operations

In addition to the activity discussed above and in the Results Overview, the following acquisitions, Property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

•       On March 9, 2007, we opened The Domain, in Austin, Texas, which combines 700,000 square feet of luxury fashion and restaurant space, 75,000 square feet of Class A office space and 390 apartments. The Domain is anchored by central Texas’ first Neiman Marcus and Macy’s.

•       On December 1, 2006, we opened Shops at Arbor Walk, a 230,841 square foot community center located in Austin, Texas.

•       On November 2, 2006, we opened Rio Grande Valley Premium Outlets, a 404,000 square foot upscale outlet center in Mercedes, Texas, 20 miles east of McAllen, Texas, and 10 miles from the Mexico border.

•       On November 2, 2006, we received capital transaction proceeds of $102.2 million related to beneficial interests in a mall contributed to us in 2006 by the Simon family members who were partners in the underlying mall partnership. This transaction terminated our beneficial interests and resulted in the recognition of an $86.5 million gain.

•       On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia from our partner for $252.6 million, including the assumption of $96.0 million of debt.

•       On August 4, 2006, we opened Round Rock Premium Outlets, a 432,000 square foot Premium Outlet center located 20 minutes North of Austin, Texas in Round Rock, Texas.

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

•       On November 10, 2006 we opened Coconut Point, in Bonita Springs, Florida, a 1.2 million square foot, open-air shopping center complex with village, lakefront and community center areas.

•       On October 26, 2006, we opened the 200,000 square foot expansion of a shopping center in Wasquehal, France.

•       On October 14, 2006 we opened a 53,000 square foot expansion of Toki Premium Outlets.

•       On September 28, 2006, our Simon Ivanhoe joint venture opened Gliwice Shopping Center, a 380,000 square foot shopping center in Gliwice, Poland.

•       On May 31, 2006, GCI opened Giugliano, an 800,000 square foot center anchored by a hypermarket, in Italy.

For the purposes of the following comparison between the three months ended March 31, 2007 and 2006, the above transactions are referred to as the Property Transactions. In the following discussions of our results of operations, “comparable” refers to Properties open and operating throughout the periods in both 2007 and 2006.

We sold the following properties in 2006 on the indicated date. Due to the limited significance of these properties on our financial statements, we did not report these properties as discontinued operations.

Property	Date of Disposition
Wabash Village	July 27, 2006
Trolley Square	August 3, 2006
Northland Plaza	December 22, 2006

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $21.0 million during the period, of which the Property Transactions accounted for $13.0 million of the increase. Total amortization of the fair market value of in-place leases decreased minimum rents by $1.7 million over that of the first quarter of 2006. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $8.0 million, or 1.7%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $9.4 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.5 million.

Overage rents increased $1.8 million or 11.4%, reflecting the increases in tenants’ sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $9.0 million, of which the Property Transactions accounted for $5.2 million. The remainder of the increase of $3.8 million, or 1.8%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $30.9 million, and was principally the result of the following:

•       $16.8 million in increased interest income due to $11.9 million in interest income for the period as a result of the loan to Mills, combined with increased interest rates and excess cash we held in the first half of the quarter from our December 2006 senior notes offering;

•       $14.7 million in increased lease settlement income as a result of settlements received from two department anchor stores in 2007 as compared to our 2006 lease settlement income from certain non-anchor tenants;

•       $1.9 million in loan financing fee amortization related to the $1.187 billion loan to Mills made on February 16, 2007; and

•       offset by decreases of $2.5 million in other net activity during the comparable period of 2006 on comparable Properties.

Revenues from Simon Brand and Simon Business initiatives increased $1.0 million to $35.4 million from $34.4 million. The increase in revenues is primarily due to increased event and sponsorship income.

Property operating expenses increased $3.3 million, $0.7 million from comparable properties (representing an increase of 0.7%) principally as a result of inflationary increases. The remainder of the increase in property operating expenses was due to the effect of the Property Transactions.

Depreciation and amortization expense increased $5.8 million and is primarily a result of the Property Transactions.

Real estate taxes decreased $2.6 million from the prior period due principally to a 2006 $6.5 million multi-year assessment settlement at a Property, partially offset by increases in expenses at our other comparable properties of $2.3 million. The remainder of the increase in Real estate tax expense was due to the effect of the Property Transactions.

Repairs and maintenance increased $3.1 million due to heavier snow removal costs in 2007 than that of 2006.

Home office and regional costs increased $3.4 million due to increased personnel costs, which is primarily due to the effect of the increase in our stock price on our stock-based compensation programs.

Interest expense increased $18.4 million due principally to the following:

•       the additional borrowings to fund the mezzanine loan to Mills:

•       the impact of increases in our average borrowing rates for our variable rate debt; and

•       the impact of increased fixed rate debt of $3.3 billion, which are generally at higher rates than our variable rate debt, due to the issuances of unsecured notes in May, August, and December of 2006.

During the first quarter of 2006, we recognized the receipt of a beneficial interest in a regional mall entity, which represents the majority of the decrease in our income from unconsolidated entities, net in the consolidated financial statements. This beneficial interest was terminated in November 2006.

Gain on sales of assets and interests in unconsolidated entities decreased $34.4 million over the prior period due to the recording of a $34.4 million gain on the sale of 10.5% of our interests in Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”) in 2006.

Preferred unit requirement decreased $5.8 million as a result of the redemption of the Series F Preferred Units in the fourth quarter of 2006.

Liquidity and Capital Resources

Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15–25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Because of attractive fixed-rate debt opportunities in the past three years, floating rate debt currently comprises approximately 14% of our total consolidated debt. Most of our floating rate debt relates to borrowings made from our Credit Facility to consummate the acquisition of Mills. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.1 billion during the first three months of 2007. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

Our balance of cash and cash equivalents decreased $589.4 million during 2007 to $340.0 million as of March 31, 2007. The March 31, 2007 and December 31, 2006 balances include $33.0 million and $27.2, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

On March 31, 2007, our Credit Facility had available borrowing capacity of approximately $1.1 billion During the first three months of 2007, the maximum amount outstanding under the Credit Facility was $2.0 billion and the weighted average amount outstanding was $741.0 million. The weighted average interest rate was 4.92% for the period ended March 31, 2007.

We and Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level.

Acquisition of The Mills Corporation by SPG-FCM

On February 16, 2007, SPG-FCM entered into a definitive merger agreement with Mills to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition was completed through a cash tender, which concluded on March 29, 2007. As of March 31, 2007, we and Farallon had each funded $475 million into SPG-FCM to acquire the shares that were submitted for tender as of March 29, 2007, representing 75.38% of the outstanding shares of common stock of Mills. In connection with the closing of the tender offer, we also loaned $286 million through three separate one-year note payable arrangements to SPG-FCM that bear interest at rates ranging from LIBOR plus 37.5 basis points to LIBOR plus 270 basis points. The $286 million in notes receivable from SPG-FCM are reported with notes receivable from related parties on the consolidated balance sheet. We expect these notes will be repaid by SPG-FCM at par during the second quarter of 2007 from the proceeds of refinancing activity.

In connection with execution of a definitive merger agreement with Mills, we made a loan to Mills on February 16, 2007 to permit it to repay an existing loan facility. The $1.187 billion loan to Mills carries a rate of LIBOR plus 270 basis points and payment is due in full one year from issuance. The loan facility also permits Mills to borrow an additional $365 million on a revolving basis for working capital requirements and general corporate purposes. We received a financing fee of $15 million at the closing of loan which is being amortized into other income over the one-year term of the loan. No borrowings under the revolving portion of this arrangement had been drawn as of the end of the first quarter of 2007.

On April 3, 2007, the merger of a subsidiary of SPG-FCM and Mills was completed. On April 18, 2007, a subsidiary of SPG-FCM was merged into Mills’ operating partnership (“Mills LP”) was completed. The common unitholders in the Mills LP will receive $25.25 per unit in cash, subject to certain qualified unitholders having the option to exchange their units for limited partnership units of the Operating Partnership based on a fixed exchange ratio of 0.211 Operating Partnership units for each limited partnership unit in the Mills LP. As a result of the change in control of Mills, holders of Mills’ $316.3 million in Series F Convertible Cumulative Redeemable Preferred Stock have the right to require that Mills repurchase their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. If all of the holders of Mills’ Series F preferred stock exercise this right, Mills will be required to pay approximately $333 million.

We have and intend to obtain all funds necessary to fulfill our equity requirement to SPG-FCM, as well as any funds that we have or will provide in the form of loans to Mills, from available cash and the Credit Facility. Beginning in the second quarter of 2007, Simon Property or an affiliate will also begin to serve as the manager for substantially all of the 38 properties in which SPG-FCM holds an interest. At the end of the second quarter of 2007, we would expect to have funded $650 million of equity and have outstanding loans to Mills and SPG-FCM totaling approximately $1 billion.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2007 totaled $384.4 million. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $1.5 billion. These activities are further discussed below in Financing and Debt. We also:

•       repurchased units and preferred units amounting to $15.0 million,

•       paid unitholder distributions of $236.0 million,

•       paid preferred unit distributions totaling $19.6 million,

•       funded consolidated capital expenditures of $205.7 million. These capital expenditures include development costs of $121.5 million, renovation and expansion costs of $54.8 million, and tenant costs and other operational capital expenditures of $29.4 million, and

•       funded investments in unconsolidated entities of $431.9 million.

In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions necessary to maintain Simon Property’s REIT qualification for 2007 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•       excess cash generated from operating performance and working capital reserves,

•       borrowings on our Credit Facility,

•       additional secured or unsecured debt financing, or

•       additional equity raised in the public or private markets.

Financing and Debt

Unsecured Debt

Credit Facility.   Other significant draws on the Credit Facility during the three months ended March 31, 2007 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
February 16, 2007	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
March 29, 2007	$550,000	Borrowing to fund our equity requirement for the acquisition of Mills and to partially fund the loan to SPG-FCM.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $170.0 million on the Credit Facility during the three months ended March 31, 2007. The total outstanding balance on the Credit Facility as of March 31, 2007 was $1.8 billion, and the maximum amount outstanding during the quarter was approximately $2.0 billion. During the first three months of 2007, the weighted average outstanding balance on the Credit Facility was approximately $741.0 million.

Secured Debt

Total secured indebtedness was $4.6 billion and $4.4 billion at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, we repaid $122.4 million in mortgage loans, unencumbering two properties.

As a result of the acquisition of Mills by SPG-FCM, at March 31, 2007, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and as a result we now consolidate these two Properties. Included in this consolidation are two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2007	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2006	Effective Weighted Average Interest Rate
Fixed Rate	$14,777,406	6.01%	$14,548,226	6.02%
Variable Rate	2,375,012	5.47%	846,263	5.01%
	$17,152,418	5.94%	$15,394,489	5.97%

As of March 31, 2007, we had interest rate cap protection agreements on approximately $95 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.33% and a weighted average fixed receive rate of 3.72%. As of March 31, 2007, the net effect of these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2006, as previously disclosed in our 2006 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of March 31, 2007 for the remainder of 2007 and subsequent years thereafter (dollars in thousands):

	2007	2008-2009	2010-2012	After 2012	Total
Long Term Debt
Consolidated (1)	$1,695,285	$2,463,153	$7,643,689	$5,300,067	$17,102,194
Pro rata share of Long-Term Debt:
Consolidated (2)	$1,660,143	$2,449,550	$7,593,299	$5,202,518	$16,905,510
Joint Ventures (2)	70,825	545,433	1,395,546	1,438,778	3,450,582
Total Pro Rata Share of Long-Term Debt	$1,730,968	$2,994,983	$8,988,845	$6,641,296	$20,356,092

(1)          Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $50,224.

(2)          Represents our pro rata share of principal maturities and excludes net premiums and discounts, excluding the impact of the acquisition of Mills by SPG-FCM.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of March 31, 2007, we have loan guarantees and other guarantee obligations of $79.6 million and $23.2 million, respectively, to support our total $3.4 billion share of joint venture mortgage and other indebtedness presented in the table above.

Acquisitions and Dispositions

Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions at any time and if we determine it is in our unitholders’ best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity, then we may elect to buy. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

Acquisitions.   The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies.

On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine for a purchase price of $45.2 million. The center is 99% occupied.

On March 1, 2007, we acquired the additional 40% interest in both University Park Mall and University Center located in Mishawaka, IN for a purchase price of $50.7 million. As a result we now own 100% of University Park and University Center.

Dispositions.   We continue to pursue the sale of Properties that no longer meet our strategic criteria. During the first three months of 2007, we did not dispose of any consolidated properties.

Development Activity

New U.S. Developments.   The following describes certain of our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2007 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Hamilton Town Center	Noblesville, IN	950,000	$118	$59	$8	1st Quarter 2008
Houston Premium Outlets	Houston, TX	433,000	96	96	24	2nd Quarter 2008
Palms Crossing	McAllen, TX	385,000	65	65	25	4th Quarter 2007
Philadelphia Premium Outlets	Limerick, PA	430,000	119	119	48	4th Quarter 2007
Pier Park	Panama City Beach, FL	920,000	127	127	49	1st Quarter 2008
Village at SouthPark, The	Charlotte, NC	81,000	26	26	17	2nd Quarter 2007

(a)           Represents the project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

We expect to fund these projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of total 2007 new development costs remaining for the year to be approximately $430 million.

Strategic Expansions and Renovations.   In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Crate & Barrel and Nordstrom at Burlington Mall, Nordstrom at Ross Park Mall and Aventura Mall, expansions and life-style additions at Lehigh Valley Mall, Smith Haven Mall, Northgate Mall, and Town Center at Boca Raton, a Neiman Marcus expansion at Lenox Square, Phase II expansions at Las Vegas Premium Outlets, Orlando Premium Outlets, and St. Johns Town Center, and the acquisition and renovation of several anchor stores previously operated by Federated Department Stores.

We expect to fund these capital projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $590 million (our share) on expansion and renovation activities for the remainder of 2007.

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

Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term, except for our share of the proceeds from a planned sale of five properties owned by Simon Ivanhoe described below.

The carrying amount of our total combined investment in Simon Ivanhoe and Gallerie Commerciali Italia (“GCI”) as of March 31, 2007, net of the related cumulative translation adjustment, was $339.0 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently five European developments are under construction, which will add approximately 3.2 million square feet of GLA for a total net cost of approximately €589.6 million, of which our share is approximately €155.2 million, or $207.0 million based on current Euro:USD exchange rates. Additionally, we expect to sell five of our European properties in Poland held in Simon Ivanhoe during the second quarter of 2007. Closing is expected for the second quarter of 2007, at which time we expect to receive our share of the proceeds from the sale of approximately €91 million, and to recognize a gain on sale .

As of March 31, 2007, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $279.3 million. Currently, Kobe-Sanda Premium Outlets, a 185,000 square foot Premium Outlet Center, is under construction in Kobe, Japan. The project’s total projected net cost is ¥5.9 billion, of which our share is approximately ¥2.4 billion, or $20.0 million based on current Yen:USD exchange rates.

In addition to the developments in Europe and Japan, construction has begun on Yeoju Premium Outlets, a 253,000 square foot center near Seoul, South Korea. The project’s total projected net cost is KRW 64.7 billion, of which our share is approximately KRW 32.4 billion, or approximately $34.8 million based on current KRW:USD exchange rates.

During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and will be through a 32.5% ownership in a joint venture entity, Great Mall Investments, Ltd. (“GMI”). We are planning on initially developing five centers in China, four of which are under construction, as of March 31, 2007. Our total equity commitment for these centers approximates $49.5 million and as of March 31, 2007 our combined investment in GMI is approximately $17.5 million.

Distributions

The Board of Directors of Simon Property, our general partner, declared and we paid a distribution of $0.84 per unit in the first quarter of 2007. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Our future distributions and the dividends of Simon Property will be determined by Simon Property’s Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property’s status as a REIT.

On May 11, 2006, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to 6,000,000 shares of its common stock subject to a maximum aggregate purchase price of $250 million over the next twelve months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. There have been no purchases under this program in 2007.

Item 3.                        Qualitative and Quantitative Disclosure About Market Risk

Sensitivity Analysis.   We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2006.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.                        Legal Proceedings

There have been no material developments with respect to the pending litigation disclosed in our 2006 Annual Report on Form 10-K.

We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.                Risk Factors

Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in “Part I, Item 1: Business” of our 2006 Annual Report on Form 10-K.

Item 5.                        Other Information

During the quarter covered by this report, the Audit Committee of Simon Property’s Board of Directors approved Ernst & Young, LLP, our and Simon Property’s independent registered public accounting firm, to perform certain tax compliance and advisory services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: May 15, 2007