Form 10-Q
period 2007-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2007-08-13
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS:
Investment properties, at cost	$23,631,847	$22,863,963
Less — accumulated depreciation	4,971,424	4,606,130
	18,660,423	18,257,833
Cash and cash equivalents	381,175	929,360
Tenant receivables and accrued revenue, net	324,776	380,128
Investment in unconsolidated entities, at equity	1,852,819	1,526,235
Deferred costs and other assets	1,132,490	990,899
Notes receivable from related parties	532,580	—
Total assets	$22,884,263	$22,084,455
LIABILITIES:
Mortgages and other indebtedness	$16,438,845	$15,394,489
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,113,213	1,109,190
Cash distributions and losses in partnerships and joint ventures, at equity	232,802	227,588
Other liabilities, minority interest, and accrued distributions	188,327	178,250
Total liabilities	17,973,187	16,909,517
COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS’ EQUITY:
Preferred units, 22,698,450 and 23,456,495 units outstanding, respectively. Liquidation values $1,116,134 and $1,151,325, respectively	1,122,426	1,157,010
General Partner, 223,398,016 and 221,431,071 units outstanding, respectively	2,929,617	3,095,022
Limited Partners, 57,888,247 and 59,113,438 units outstanding, respectively	773,963	837,836
Total partners’ equity	4,826,006	5,089,868
Total liabilities and partners’ equity	$22,884,263	$22,084,455

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Minimum rent	$522,086	$485,826	$1,032,951	$973,914
Overage rent	18,634	15,297	36,526	31,356
Tenant reimbursements	237,984	226,777	468,597	447,812
Management fees and other revenues	17,542	19,399	38,417	39,568
Other income	59,686	51,439	131,582	93,737
Total revenue	855,932	798,738	1,708,073	1,586,387
EXPENSES:
Property operating	112,122	107,257	221,349	213,204
Depreciation and amortization	230,611	211,363	445,882	420,810
Real estate taxes	79,063	70,404	158,245	152,209
Repairs and maintenance	28,744	24,839	57,751	50,794
Advertising and promotion	20,410	20,541	39,294	37,943
Provision for credit losses	1,424	4,466	1,966	4,460
Home and regional office costs	29,270	32,652	62,969	62,988
General and administrative	6,119	5,005	10,018	9,498
Other	14,618	12,162	28,082	25,228
Total operating expenses	522,381	488,689	1,025,556	977,134
OPERATING INCOME	333,551	310,049	682,517	609,253
Interest expense	(243,654)	(200,743)	(466,132)	(404,815)
Minority interest in income of consolidated entities	(3,136)	(3,433)	(6,046)	(4,358)
Income tax benefit (expense) of taxable REIT subsidiaries	528	(3,220)	(757)	(4,859)
Income from unconsolidated entities	7,459	19,882	29,232	49,805
Gain on sales of assets and interests in unconsolidated entities, net	500	7,599	500	41,949
Income from continuing operations	95,248	130,134	239,314	286,975
Results of operations from discontinued operations	20	(135)	(183)	56
Gain on disposal or sale of discontinued operations, net	—	112	—	84
NET INCOME	95,268	130,111	239,131	287,115
Preferred unit requirement	(19,900)	(25,323)	(39,545)	(50,722)
NET INCOME AVAILABLE TO UNITHOLDERS	$75,368	$104,788	$199,586	$236,393
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$59,917	$82,868	$158,298	$186,885
Limited Partners	15,451	21,920	41,288	49,508
Net income	$75,368	$104,788	$199,586	$236,393
BASIC EARNINGS PER UNIT
Income from continuing operations	$0.27	$0.37	$0.71	$0.85
Discontinued operations	—	—	—	—
Net Income	$0.27	$0.37	$0.71	$0.85
DILUTED EARNINGS PER UNIT
Income from continuing operations	$0.27	$0.37	$0.71	$0.84
Discontinued operations	—	—	—	—
Net Income	$0.27	$0.37	$0.71	$0.84
Net income	$95,268	$130,111	$239,131	$287,115
Unrealized gain on interest rate hedges	3,208	8,068	2,748	11,384
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	543	913	1,015	1,214
Currency translation adjustments	1,364	1,072	1,515	(1,224)
Other income (loss)	(4)	(422)	(732)	(475)
Comprehensive Income	$100,379	$139,742	$243,677	$298,014

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239,131	$287,115
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	429,522	401,193
Gain on sales of assets and interests in unconsolidated entities	(500)	(41,949)
Loss on disposal or sale of discontinued operations, net	—	(84)
Straight-line rent	(8,312)	(4,963)
Minority interest	6,046	4,358
Minority interest distributions	(61,770)	(8,554)
Equity in income of unconsolidated entities	(29,232)	(49,805)
Distributions of income from unconsolidated entities	37,147	37,137
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	67,211	54,157
Deferred costs and other assets	(51,609)	(46,699)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(18,161)	(47,200)
Net cash provided by operating activities	609,473	584,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(153,130)	—
Notes receivable from related parties	(532,580)	—
Capital expenditures, net	(412,615)	(276,412)
Cash impact from the consolidation and de-consolidation of properties	4,073	—
Net proceeds from sale of partnership interest, other assets and discontinued operations	—	62,683
Investments in unconsolidated entities	(467,825)	(112,583)
Distributions of capital from unconsolidated entities and other	112,568	182,543
Net cash used in investing activities	(1,449,509)	(143,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	2,282	16,463
Purchase of preferred units, partnership units	(27,615)	(10,842)
Preferred Unit redemptions	(250)	(244)
Partnership distributions	(511,746)	(475,150)
Mortgage and other indebtedness proceeds, net of transaction costs	2,967,406	2,252,028
Mortgage and other indebtedness principal payments	(2,138,226)	(2,229,955)
Net cash provided by (used in) financing activities	291,851	(447,700)
DECREASE IN CASH AND CASH EQUIVALENTS	(548,185)	(6,763)
CASH AND CASH EQUIVALENTS, beginning of year	929,360	337,048
CASH AND CASH EQUIVALENTS, end of period	$381,175	$330,285

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.                 Organization

Simon Property Group, L.P., a Delaware limited partnership (the “Operating Partnership”), is a majority-owned subsidiary of Simon Property Group, Inc., a Delaware corporation (“Simon Property”). Simon Property is a self-administered and self-managed real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). In these condensed notes to the unaudited consolidated financial statements, the terms “we”, “us” and “our” refer to the Operating Partnership, and its subsidiaries.

We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of June 30, 2007, we owned or held an interest in 323 income-producing properties in the United States, which consisted of 189 regional malls, 71 community/lifestyle centers, 17 Mills properties, 36 Premium Outlet centers and 10 other shopping centers or outlet centers in 41 states and Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in four parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). Internationally as of June 30, 2007, we have ownership interests in 53 European shopping centers (France, Italy and Poland); five Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one Premium Outlet center in South Korea. Also, through a joint venture arrangement we have ownership interests in four shopping centers under construction in China.

2.                 Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2007 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

As of June 30, 2007, of our 383 properties we consolidated 200 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 164 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 94 of the 164 joint venture properties but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Additionally, we account for our investment in SPG-FCM Ventures, LLC (“SPG-FCM”), which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively “Mills”), using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C. (“Farallon”), our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

We allocate our net operating results after preferred distributions based on our partners’ respective weighted average ownership. In addition, Simon Property owns certain of our preferred units. Simon Property’s weighted average ownership interest in us was 79.3% and 79.1% for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, Simon Property’s ownership interest in us was 79.4% and 78.9%, respectively. We adjust the limited partners’ interest at the end of each period to reflect their respective ownership interest in the Operating Partnership.

Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

3.                 Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Cash and cash equivalents, as of June 30, 2007, includes a balance of $32.6 million related to our co-branded gift card programs which we do not consider available for general working capital purposes.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations, after preferred unit requirements	$75,348	$104,811	$199,769	$236,253
Discontinued Operations	20	(23)	(183)	140
Net Income available to Unitholders — Basic & Diluted	$75,368	$104,788	$199,586	$236,393
Weighted Average Units Outstanding — Basic	281,282,172	279,464,253	281,083,829	279,274,847
Effect of stock options of Simon Property	836,855	885,218	847,130	929,923
Weighted Average Units Outstanding — Diluted	282,119,027	280,349,471	281,930,959	280,204,770

For the three and six months ended June 30, 2007, potentially dilutive securities include stock options of Simon Property and certain preferred units which are exchangeable for common stock units. The only potentially dilutive security that had a dilutive effect for the three and six months ended June 30, 2007 and 2006 were stock options of Simon Property. Common units may be exchanged for shares of Simon Property common stock, on a one-for one basis, in certain circumstances. We accrue distributions when they are declared.

5.                 Investment in Unconsolidated Entities

Real Estate Joint Ventures

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 104 Properties in the United States as of June 30, 2007 and 68 as of December 31, 2006. We also held interests in two joint ventures which owned 53 European shopping centers as of June 30, 2007 and December 31, 2006. We also held an interest in five joint venture properties under operation in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these Properties using the equity method of accounting.

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

Acquisition of The Mills Corporation by SPG-FCM

On February 16, 2007, SPG-FCM entered into a definitive merger agreement with Mills to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition was completed through a cash tender offer and a subsequent merger transaction, all of which was concluded on April 3, 2007. As of June 30, 2007 the Operating Partnership and Farallon had each funded $475 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also has loaned amounts to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of a series of preferred stock, during the period. Aggregate repayments of our loans to SPG-FCM and Mills during the period reduced the principal balance of those loans to approximately $532.6 million as of June 30, 2007. During the first and second quarters of 2007, we recorded approximately $12 million and $14 million, respectively, in interest income (net of inter-entity eliminations). We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first and second quarters of 2007 of approximately $1.9 million and $7.9 million, respectively, (net of inter-entity eliminations) for providing refinancing services to Mills’ properties and SPG-FCM.

As a result of the change in control of Mills, holders of Mills’ $316.3 million in Series F convertible cumulative redeemable preferred stock had the right to require that Mills repurchase their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. During the second quarter of 2007, all of the holders of Mills’ Series F preferred stock exercised this right, and Mills paid approximately $333 million to redeem, at par value, this series of preferred stock plus accrued dividends. Further, as of August 1, 2007, The Mills Corporation was liquidated and the holders of the remaining series of Mills preferred stock received their liquidation preference plus accrued dividends.

Subsequent to June 30, 2007, the holders of less than 5,000 common units in the Mills’ operating partnership (“Mills LP”) received $25.25 per unit in cash, and those holding 5,000 or more common units in Mills LP had the option to exchange their units for cash of $25.25 per unit, or for our limited partnership units based on a fixed exchange ratio of 0.211 of our units for each limited partnership unit in the Mills LP. That option expired on August 1, 2007. Holders of 312,967 limited partner units in Mills LP elected to exchange their Mills LP units for 66,036 of our units. The remaining Mills LP units were exchanged for cash.

We have the funds necessary to fulfill our equity requirement to SPG-FCM, as well as any funds that we have or will provide in the form of loans to Mills or SPG-FCM, from our available cash and our Credit

Facility. Also, effective July 1, 2007, Simon Property or an affiliate began serving as the manager for substantially all of the additional 38 properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a controlling interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition.

SPG-FCM has completed its preliminary purchase price allocations for the acquisition of Mills. The valuations were developed with the assistance of a third-party professional appraisal firm. The acquisition involved the assumption of $954.9 million of preferred stock, a proportionate share of property-level mortgage debt, SPG-FCM’s share of which approximated $4 billion, and certain liabilities and contingencies. The preliminary allocations will be finalized within one year of the acquisition date in accordance with applicable accounting standards.

International Joint Venture Investments

We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l. (“Simon Ivanhoe”), and Gallerie Commerciali Italia (“GCI”). The carrying amount of our total combined investment in these two joint venture investments is $340.1 million and $338.1 million as of June 30, 2007 and December 31, 2006, respectively, net of the related cumulative translation adjustments. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of June 30, 2007. Subsequent to June 30, 2007, Simon Ivanhoe sold five of its European properties in Poland. We received our share of the proceeds from the sale of approximately €91 million, and expect to recognize a gain on sale during the third quarter of 2007 in excess of $70 million.

We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $277.3 million and $281.2 million as of June 30, 2007 and December 31, 2006, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these Japan Premium Outlet joint ventures. On June 1, 2007, our Chelsea division opened Yeoju Premium Outlets, the first Premium Outlet Center in South Korea. We hold a 50% ownership interest in this property for which our investment approximated $20.2 million as of June 30, 2007.

During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and will be held by us through a 32.5% ownership in a joint venture entity, Great Mall Investments, Ltd. (“GMI”). We are planning on initially developing five centers, four of which are currently under construction. Our share of the total equity commitment is approximately $53.6 million. We account for our investments in GMI under the equity method of accounting. As of June 30, 2007, our combined investment in these GMI shopping centers was approximately $25.6 million.

Summary Financial Information

Summary financial information of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into “Discontinued Joint Venture Interests” and “Consolidated Joint Venture Interests” on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for those joint venture interests held as of June 30, 2007.

	June 30, 2007	December 31, 2006
BALANCE SHEETS
Assets:
Investment properties, at cost	$20,638,350	$10,669,967
Less — accumulated depreciation	2,918,983	2,206,399
	17,719,367	8,463,568
Cash and cash equivalents	839,368	354,620
Tenant receivables	350,855	258,185
Investment in unconsolidated entities	180,050	176,400
Deferred costs and other assets	815,404	307,468
Total assets	$19,905,044	$9,560,241
Liabilities and Partners’ Equity:
Mortgages and other indebtedness	$15,529,347	$8,055,855
Accounts payable, accrued expenses, and deferred revenue	970,302	513,472
Other liabilities	974,091	255,633
Total liabilities	17,473,740	8,824,960
Preferred units	67,450	67,450
Preferred stock	639,695	—
Partners’ equity	1,724,159	667,831
Total liabilities and partners’ equity	$19,905,044	$9,560,241
Our Share of:
Total assets	$8,162,161	$4,113,051
Partners’ equity	$828,500	$380,150
Add: Excess Investment	791,517	918,497
Our net Investment in Joint Ventures	$1,620,017	$1,298,647
Mortgages and other indebtedness	$6,188,391	$3,472,228

“Excess Investment” represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$447,346	$258,692	$717,275	$508,637
Overage rent	20,346	18,307	37,642	32,424
Tenant reimbursements	220,429	128,040	352,250	250,034
Other income	47,298	36,121	88,866	67,841
Total revenue	735,419	441,160	1,196,033	858,936
Operating Expenses:
Property operating	154,698	85,577	241,644	169,087
Depreciation and amortization	157,095	79,185	239,914	151,066
Real estate taxes	66,365	32,337	100,916	65,121
Repairs and maintenance	30,144	20,107	53,026	40,491
Advertising and promotion	15,341	6,952	23,045	13,541
Provision for credit losses	6,712	1,039	6,723	1,432
Other	42,651	36,432	68,364	60,156
Total operating expenses	473,006	261,629	733,632	500,894
Operating Income	262,413	179,531	462,401	358,042
Interest expense	(238,349)	(102,117)	(345,505)	(201,733)
Income (loss) from unconsolidated entities	(3)	145	(87)	239
Gain (loss) on sale of asset	—	94	(4,759)	94
Income from Continuing Operations	24,061	77,653	112,050	156,642
Income from consolidated joint venture interests	—	2,671	2,681	5,588
Income from discontinued joint venture interests	159	175	176	502
Gain on disposal or sale of discontinued operations, net	19	21,151	19	20,704
Net Income	$24,239	$101,650	$114,926	$183,436
Third-Party Investors’ Share of Net Income	$6,027	$59,863	$60,672	$109,439
Our Share of Net Income	18,212	41,787	54,254	73,997
Amortization of Excess Investment	(10,753)	(12,374)	(25,022)	(24,892)
Income from Beneficial Interests and Other, Net	—	1,045	—	11,276
Write-off of Investment Related to Properties Sold	—	(2,977)	—	(2,977)
Our Share of Net Gain Related to Properties Sold	—	(7,599)	—	(7,599)
Income from Unconsolidated Entities and Beneficial Interests, Net	$7,459	$19,882	$29,232	$49,805

6.                 Debt

Unsecured Debt

Credit Facility.   Significant draws on the Credit Facility during the six months ended June 30, 2007 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
February 16, 2007	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
March 29, 2007	550,000	Borrowing to fund our equity commitment for the Mills acquisition and to fund a loan to SPG-FCM.
April 17, 2007	140,000	Borrowing to fund a loan to SPG-FCM.
June 28, 2007	181,000	Borrowing to fund a loan to SPG-FCM.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $1.6 billion on the Credit Facility during the six months ended June 30, 2007 with proceeds we received from the refinancing of selected Mills properties and the refinancing of a senior term loan facility. The total outstanding balance on the Credit Facility as of June 30, 2007 was $952.0 million, and the maximum amount outstanding during the six months ended June 30, 2007 was approximately $2.0 billion. During the first six months of 2007, the weighted average outstanding balance on the Credit Facility was approximately $1.2 billion.

Secured Debt

Total secured indebtedness was $4.8 billion and $4.4 billion at June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, we repaid $191.3 million in mortgage loans, unencumbering four properties.

As a result of the acquisition of Mills by SPG-FCM, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and as a result they were consolidated as of the acquisition date. This included the consolidation of two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 million mortgages at fixed rates of 5.68% and 5.74% respectively.

7.                 Partners’ Equity

Under The Simon Property Group 1998 Stock Incentive Plan, on February 26, 2007, the Compensation Committee of Simon Property’s Board of Directors, awarded 246,271 restricted shares of Simon Property common stock to employees under this Plan at a fair value of $115.62 per share. On May 10, 2007, our non-employee Directors were awarded 6,892 restricted shares of Simon Property common stock under this plan at a fair value of $114.30 per share. The fair market value of the restricted stock awarded on February 26, 2007 has been deferred and is being amortized over a four-year vesting service period. The fair market value of the restricted stock awarded on May 10, 2007, has been deferred and is being amortized over a one-year vesting service period. As a result, we issued a like number of units to Simon Property in accordance with our partnership agreement.

During the first six months of 2007, nine limited partners exchanged 1,692,474 units for a like number of shares of common stock of Simon Property, increasing Simon Property’s interest in us.

On July 26, 2007, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. If Simon Property repurchases any shares under this program, we will repurchase a corresponding number of our common units from Simon Property.

As previously disclosed, for the quarter ending June 30, 2007, holders of Series I 6% Convertible Perpetual Units (“Series I Preferred Units”) and Simon Property’s Series I 6% Convertible Perpetual Preferred Stock (“Series I Preferred Stock”) could elect to convert their securities during the quarter into our common units and shares of Simon Property common stock, respectively. The optional conversion is as a result of the closing sale price of Simon Property’s common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. If holders of a Series I Preferred Unit convert into common units, then the holder may also elect to convert those units into common stock on a one-for-one basis in accordance with our partnership agreement. During the six months ended June 30, 2007, 29,788 shares of Series I Preferred Stock were converted into 23,454 shares of Simon Property common stock and Simon Property converted a like number of its Series I Preferred Units into common units. As of June 30, 2007, the conversion trigger price of $79.02 had been met and the Series I Preferred Units are convertible into 0.790897 of a common unit and the Series I Preferred Stock is convertible into 0.790897 of a share of Simon Property common stock beginning July 2, 2007 through September 28, 2007.

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of June 30, 2007, we have loan guarantees and other guarantee obligations of $123.3 million and $26.7 million, respectively, to support our total $6.2 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

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

We did not dispose of any consolidated properties during the six months ended June 30, 2007.

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

Overview

Simon Property Group, L.P., a Delaware limited partnership (the “Operating Partnership”) is a majority-owned subsidiary of Simon Property Inc., a Delaware corporation (“Simon Property”). Simon Property is our general partner and a self-administered and self-managed real estate investment trust. In this discussion, the terms “we”, “us” and “our” refer to the Operating Partnership and its subsidiaries.

We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of June 30, 2007, we owned or held an interest in 323 income-producing properties in the United States, which consisted of 189 regional malls, 71 community/lifestyle centers, 17 Mills properties, 36 Premium Outlet centers and 10 other shopping centers or outlet centers in 41 states plus Puerto Rico (collectively, the “Properties”, and individually, a “Property”). We also own interests in four parcels of land held in the United States for future development (together with the Properties, the “Portfolio”). In the United States, we have five new properties currently under development aggregating approximately 3.1 million square feet which will open during 2007 or early 2008. Internationally, we have ownership interests in 53 European shopping centers (France, Italy and Poland); five Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one Premium Outlet center in South Korea. We also own a 32.5% interest in five shopping centers located in China, four of which are currently under construction.

Operating Fundamentals

We generate the majority of our revenues from leases with retail tenants including:

•       Base minimum rents and cart and kiosk rentals,

•       Overage and percentage rents based on tenants’ sales volume, and

•       Recoveries of a significant portion of our operating expenses, including common area maintenance, real estate taxes, and insurance.

Revenues of our management company, after inter-entity eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

We seek growth in our earnings and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth by:

•       Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,

•       Expanding and re-tenanting existing franchise locations at competitive market rates,

•       Adding mixed-use elements to our Portfolio through our asset intensification initiatives. This may include adding elements such as multifamily, condominiums, hotel and self-storage at selected locations,

•       Acquiring high quality real estate assets or portfolios of assets, and

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

We also routinely review and evaluate acquisition opportunities based on their complement to our Portfolio. We are selectively expanding our international presence. Our international strategy includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

To support our overall growth goals, we employ a three-fold capital strategy:

•       Provide the capital necessary to fund growth.

•       Maintain sufficient flexibility to access capital in many forms, both public and private.

•       Manage our overall financial structure in a fashion that preserves our investment grade ratings.

Results Overview

Diluted earnings per unit decreased  $0.13 during the first six months of 2007, or 15.5%, to $0.71 from $0.84 for the same period last year. The 2006 results include a $34.4 million gain (or $0.12 per diluted unit) from the sale of partnership interests in one of our European joint ventures to our partner, Ivanhoe Cambridge, Inc. (“Ivanhoe”), an affiliate of Caisse de dépôt et placement du Québec, and the recognition of $11.3 million in income (or $0.04 per diluted unit) from a regional mall entity that was sold in late 2006 in which we held  beneficial interests to receive cash flow, capital distributions, and related profits and losses.  Included in the six month period in 2007 was the receipt of $19.0 million of lease settlements from anchor store activity and approximately $26 million of interest income attributable to loans made to The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively “Mills”) and SPG-FCM Ventures, LLC (“SPG-FCM”), net of inter-entity eliminations. Also included in the second quarter of 2007 was approximately $28 million of additional amortization and depreciation, representing our share of step ups in the basis of acquired assets by SPG-FCM.

Our core business fundamentals remained strong during the first six months of 2007. Regional mall comparable sales per square foot (“psf”) strengthened during the first six months of 2007, increasing 4.5% to $489 psf from $468 psf for the same period in 2006 reflecting strong retail sales activity. Our regional mall average base rents increased 4.0% to $36.51 psf as of June 30, 2007 from $35.10 psf as of June 30, 2006.  Regional mall occupancy was 92.0% as of June 30, 2007 as compared to 91.6% as of June 30, 2006. In addition, our regional mall leasing spreads were $9.03 psf as of June 30, 2007 representing a 23.6% increase over expiring rents. The operating fundamentals of the Premium Outlet centers also contributed to the improved operating results for the six month period, with the Portfolio effectively fully occupied at 99.4%, comparable sales psf increasing 8.6%, and leasing spreads at $7.32, or 30.8% above expiring rents.

Despite the interest rate environment that has maintained a fairly stable LIBOR rate (5.32% at June 30, 2007 versus 5.35% at June 30, 2006), our effective overall borrowing rate for the six months ended June 30, 2007 decreased 14 basis points as compared to the six months ended June 30, 2006. This was principally as a result of the issuance of fixed rate debt during the latter part of 2006. Our financing activities for the six months ended June 30, 2007 are highlighted by the following:

•       We repaid four mortgages totaling $191.3 million that bore interest at fixed rates ranging from 7.65% to 9.38%.

•       We increased our borrowings on the Credit Facility to approximately $952.0 million during the six months ended June 30, 2007, principally as a result of  our $475 million funding commitment to SPG-FCM in relation to the Mills acquisition and for loans to Mills and SPG-FCM totaling $532.6 million.

•       As a result of the Mills acquisition, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and as a result we now consolidate these two Properties. Included in this consolidation were two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 million mortgages at fixed rates of 5.68% and 5.74%, respectively.

United States Portfolio Data

The Portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our three domestic platforms. We include acquired Properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We do not include any Properties located outside of the United States. This data excludes amounts for recently acquired assets in the Mills acquisition. We expect to begin reporting the data for these acquired properties with our existing Properties during the third quarter of 2007. The following table sets forth these key operating statistics for:

•       Properties that are consolidated in our consolidated financial statements,

•       Properties we account for under the equity method of accounting as joint ventures, and

•       the foregoing two categories of Properties on a total Portfolio basis.

Domestic Property Data:

	June 30, 2007	%/basis point Change (1)	June 30, 2006	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	92.2%	+90 bps	91.3%	-100 bps
Unconsolidated	91.7%	-40 bps	92.1%	+10 bps
Total Portfolio	92.0%	+40 bps	91.6%	-60 bps
Average Base Rent per Square Foot
Consolidated	$35.60	2.8%	$34.64	3.3%
Unconsolidated	$38.25	6.5%	$35.93	1.8%
Total Portfolio	$36.51	4.0%	$35.10	2.8%
Comparable Sales Per Square Foot
Consolidated	$469	3.5%	$454	6.3%
Unconsolidated	$526	6.7%	$495	4.4%
Total Portfolio	$489	4.5%	$468	5.9%
Premium Outlet Centers:
Occupancy	99.4%	unchanged	99.4%	+20 bps
Average Base Rent per Square Foot	$25.11	5.6%	$23.78	4.2%
Comparable Sales Per Square Foot	$492	8.6%	$453	6.3%
Community/Lifestyle Centers:
Occupancy
Consolidated	91.2%	+430 bps	86.9%	-240 bps
Unconsolidated	96.7%	+50 bps	96.2%	+10 bps
Total Portfolio	92.9%	+320 bps	89.7%	-180 bps
Average Base Rent per Square Foot
Consolidated	$12.18	2.2%	$11.92	4.2%
Unconsolidated	$11.74	6.0%	$11.08	5.4%
Total Portfolio	$12.03	3.3%	$11.65	4.7%

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

International Property Data

The following key operating statistics are provided for our international properties, which are accounted for using the equity method of accounting.

	June 30, 2007	%/basis point Change	June 30, 2006	%/basis point Change
European Shopping Centers:
Occupancy	97.1%	—	97.1%	-140 bps
Comparable sales per square foot	€399	5.4%	€378	2.8%
Average base rent per square foot	€26.65	2.5%	€26.01	0.9%
International Premium Outlets (1)
Occupancy	100%	—	100%	—
Comparable sales per square foot	¥91,101	2.6%	¥88,752	3.7%
Average base rent per square foot	¥4,654	0.2%	¥4,645	3.0%

(1)          Does not include our centers in Mexico (Premium Outlets Punta Norte) and South Korea (Yeoju Premium Outlets).

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

•       On November 2, 2006, we received $102.2 million resulting from the sale of a regional mall entity in which we held beneficial interests to receive cash flow, capital distributions, and related profits and losses. This transaction terminated our beneficial interests and resulted in the recognition of an $86.5 million gain.

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

In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

•       On June 1, 2007, we opened Yeoju Premium Outlets, a 250,000 square foot center in South Korea.

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

•       On October 14, 2006, we opened a 53,000 square foot expansion of Toki Premium Outlets.

•       On September 28, 2006, we opened Gliwice Shopping Center, a 380,000 square foot shopping center in Gliwice, Poland.

•       On May 31, 2006, Gallerie Commerciali Italia (“GCI”) opened Giugliano, an 800,000 square foot center anchored by a hypermarket, in Italy.

For the purposes of the following comparison between the six months ended June 30, 2007 and 2006, the above transactions are referred to as the “Property Transactions”. In the following discussions of our results of operations, “comparable” refers to Properties open and operating throughout the periods in both 2007 and 2006.

We sold the following properties in 2006 on the indicated date. Due to the limited significance of these properties on our financial statements, we did not report these properties as discontinued operations.

Property	Date of Disposition
Wabash Village	July 27, 2006
Trolley Square	August 3, 2006
Northland Plaza	December 22, 2006

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $35.1 million during the period, of which the Property Transactions accounted for $24.6 million of the increase. Total amortization of the fair market value of in-place leases decreased minimum rents by $2.5 million over that of the second quarter of 2006. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $10.4 million, or 2.2%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $11.0 million.

Overage rents increased $3.3 million or 21.8%, reflecting increases in tenants’ sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $10.0 million, which was primarily due to the Property Transactions. Total other income, excluding Simon Brand and Simon Business initiatives, increased $7.5 million, and was principally the result of the following:

•       a $15.0 million increase in interest income due primarily to interest income for the period as a result of Mills-related loans, net of inter-entity eliminations, combined with increased rates on short term investment of excess cash,

•       a $7.9 million increase in loan financing fees related to Mills-related loans,

•       a $13.3 million decrease in gains on land sale activity, and

•       a $1.9 million decrease in lease settlement income.

Revenues from Simon Brand and Simon Business initiatives increased $3.1 million to $32.7 million from $29.6 million. The increase in revenues was primarily due to increased event and sponsorship income.

Property operating expenses increased $4.9 million, $6.5 million increase from the effect of the Property Transactions and a $1.6 million decrease in the comparable properties or 1.5% principally from the result of decreased administration expenses.

Depreciation and amortization expense increased $19.2 million and is primarily a result of the Property Transactions.

Real estate taxes increased $8.7 million from the prior period due principally to refunds received in the second quarter of 2006 of approximately $4.6 million reducing overall expenses for that period. Refunds received in 2007 have been minimal. The remainder of the increase in real estate tax expense was due to the effect of increased assessments and growth of the portfolio, including the Property Transactions.

Repairs and maintenance increased $3.9 million due to increased snow removal costs in 2007 than that of 2006, inflationary increases and new property openings.

Provision for credit losses decreased $3.0 million due to fewer tenant bankruptcies in the quarter as compared to the prior year.

Home office and regional costs decreased $3.4 million due primarily to increased capitalized leasing and development overhead expenses, offset partially by increased personnel costs. The increase in personnel costs was primarily due to the effect that our increased stock price had on our stock-based compensation programs.

Other expenses increased $2.5 million primarily due to increases in ground rent expenses and state and local taxes.

Interest expense increased $42.9 million due principally to the impact of the issuances of unsecured notes in May, August, and December of 2006, and the costs of borrowings used to fund the Mills acquisition. Also impacting interest expense was the consolidation of Town Center at Cobb, Gwinnett Place, and Mall of Georgia as a result of our acquisition of additional ownership interests.

Income tax expense of taxable REIT subsidiaries decreased $3.7 million due to a reduction in the taxable income for the management company as a result of structural changes made to our wholly-owned captive insurance entities.

Income from unconsolidated entities decreased $12.4 million year over year as a result of the inclusion of the Mills properties. On a net income basis, our share of income from SPG-FCM approximated a net loss of $10 million due to additional depreciation and amortization expenses on asset basis step ups in purchase accounting approximating $28 million for the quarter.

Gain on sales of assets and interests in unconsolidated entities decreased $7.1 million over the prior period due to the recording of a $7.6 million gain on the sale of a community/lifestyle center in 2006.

Preferred unit requirement decreased $5.4 million because we had redeemed our Series F preferred stock in the fourth quarter of 2006.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $56.1 million during the period, of which the Property Transactions accounted for $37.6 million of the increase. Total amortization of the fair market value of in-place leases decreased minimum rents by $4.2 million over that of the first six months of 2006. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $18.5 million, or 2.0%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $20.4 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.6 million.

Overage rents increased $5.2 million or 16.5%, reflecting the increases in tenants’ sales.

Tenant reimbursements, excluding Simon Business initiatives, increased $19.0 million, of which the Property Transactions accounted for $15.7 million. The remainder of the increase of $3.3 million, or 0.8%, was in comparable Properties and was due to inflationary increases in property operating costs.

Total other income, excluding Simon Brand and Simon Business initiatives, increased $38.6 million, and was principally the result of the following:

•       a $31.8 million increase in interest income due to $25.3 million in net interest income for the period as a result of Mills-related loans, combined with increased interest rates and excess cash from our December 2006 senior notes offering,

•       a $12.8 million increase in lease settlement income as a result of settlements received from two department anchor stores in 2007 as compared to our 2006 lease settlement income from certain non-anchor tenants,

•       $9.8 million in loan financing fees related to Mills-related loans,

•       a $13.4 million decrease in gains on land sale activity, and

•       a $2.4 million decrease in other net activity during the comparable period of 2006 on comparable Properties.

Revenues from Simon Brand and Simon Business initiatives increased $4.0 million to $62.4 million from $58.4 million. The increase in revenues is primarily due to increased event and sponsorship income.

Property operating expenses increased $8.1 million, a $8.9 million increase from the effect of the Property Transactions, and a $0.8 million decrease in the comparable properties, or 0.4%, principally the result of overall decreased administration expenses.

Depreciation and amortization expense increased $25.1 million and is primarily a result of the Property Transactions.

Real estate taxes increased $6.0 million from the prior period due principally to increases in expenses at our comparable properties of $4.4 million due to the effect of increased assessments.  During the six month comparable period of 2006, we realized a net impact of $4.7 million in refunds received at various properties. The six month period of 2007 also has an increase for real estate tax expenses of the Property Transactions which serves to somewhat offset the effect of the prior year refunds.

Repairs and maintenance increased $7.0 million due to increased snow removal costs in 2007 than that of 2006, inflationary increases and new property openings.

Provision for credit losses decreased $2.5 million due to fewer tenant bankruptcies in the period as compared to the prior year.

Other expenses increased $2.9 million primarily due to increased ground rent expense, professional fees, and state and local taxes.

Interest expense increased $61.3 million due principally to the following:

•       the additional borrowings to fund the Mills-related loans,

•       the impact of increases in our average borrowing rates for our variable rate debt; and

•       the impact of increased fixed rate debt of $2.7 billion, which are generally at higher rates than our variable rate debt, due to the issuances of fixed-rate unsecured notes in May, August, and December of 2006.

Also impacting interest expense was the consolidation of Town Center at Cobb, Gwinnett Place, and Mall of Georgia as a result of our acquisition of additional ownership interests.

Income tax expense of taxable REIT subsidiaries decreased $4.1 million due to a reduction in the taxable income for the management company as a result of structural changes made to our wholly-owned captive insurance entities.

Income from unconsolidated entities decreased $20.6 million, principally due to the prior year recognition of $11.3 million for the receipt of a beneficial interest in a regional mall entity, which represents the majority of the decrease in our income from unconsolidated entities, net in the consolidated financial statements. This beneficial interest was terminated in November 2006. Also contributing to the decrease is the impact of the Mills transaction (net of eliminations). On a net income basis, our share of income from SPG-FCM approximates a net loss of $10 million due to additional depreciation and amortization expenses on asset basis step ups in purchase accounting approximating $28 million for the second quarter of 2007.

Gain on sales of assets and interests in unconsolidated entities decreased $41.4 million over the prior period due to the recording of a $34.4 million gain on the sale of 10.5% of our interests in Simon Ivanhoe B.V./S.à.r.l. (“Simon Ivanhoe”), and a $7.6 million gain on the sale Great Northeast Plaza in 2006.

Preferred unit requirement decreased $11.2 million because we had redeemed our Series F preferred stock in the fourth quarter of 2006 and the effect of the conversion of preferred units to common units or shares.

Liquidity and Capital Resources

Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15–25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Because of attractive fixed-rate debt opportunities in the past three years, floating rate debt currently comprises only approximately 9% of our total consolidated debt. Most of our floating rate debt relates to borrowings made from our Credit Facility to consummate the Mills acquisition. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $722.0 million during the first six months of 2007.  In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

Our balance of cash and cash equivalents decreased $548.2 million during 2007 to $381.2 million as of June 30, 2007. The June 30, 2007 and December 31, 2006 balances include $32.6 million and $27.2 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

On June 30, 2007, our Credit Facility had available borrowing capacity of approximately $2.0 billion. During the first six months of 2007, the maximum amount outstanding under the Credit Facility was $2.0 billion and the weighted average amount outstanding was $1.2 billion. The weighted average interest rate was 5.27% for the period ended June 30, 2007.

We and Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level.

Acquisition of The Mills Corporation by SPG-FCM

On February 16, 2007, SPG-FCM entered into a definitive merger agreement with Mills to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition was completed through a cash tender offer and a subsequent merger transaction, all of which was concluded on April 3, 2007. As of June 30, 2007 the Operating Partnership and Farallon had each funded $475 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also loaned amounts to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of a series of preferred stock, during the period. Aggregate repayments of our loans to SPG-FCM and Mills during the period reduced the principal balance of those loans to approximately $532.6 million as of June 30, 2007. During the first and second quarters of 2007, we recorded approximately $12 million and $14 million, respectively, in interest income (net of inter-entity eliminations). We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first and second quarter of approximately $1.9 million and $7.9 million, respectively, (net of inter-entity eliminations) for providing refinancing services to Mills’ properties and SPG-FCM.

As a result of the change in control of Mills, holders of Mills’ $316.3 million in Series F convertible cumulative redeemable preferred stock had the right to require that Mills repurchase their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. During the second quarter of 2007, all of the holders of Mills’ Series F preferred stock exercised this right, and Mills paid approximately $333 million to redeem, at par value, this series of preferred stock plus accrued dividends. Further, as of August 1, 2007, The Mills Corporation was liquidated and the holders of the remaining series of Mills preferred stock received their liquidation preference plus accrued dividends.

Subsequent to June 30, 2007, the holders of less than 5,000 common units in the Mills’ operating partnership (“Mills LP”) received $25.25 per unit in cash, and those holding 5,000 or more common units in Mills LP had the option to exchange their units for cash of $25.25 per unit, or for our limited partnership units based on a fixed exchange ratio of 0.211 of our units for each limited partnership unit in the Mills LP. That option expired on August 1, 2007. Holders of 312,967 limited partner units in Mills LP elected to exchange their Mills LP units for 66,036 of our units. The remaining Mills LP units were exchanged for cash.

We have the funds necessary to fulfill our equity requirement to SPG-FCM, as well as any funds that we have or will provide in the form of loans to Mills or SPG-FCM, from our available cash and the Credit Facility. Also, effective July 1, 2007, Simon Property or an affiliate began serving as the manager for substantially all of the additional 38 properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a controlling interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition.

SPG-FCM has completed its preliminary purchase price allocations for the acquisition of Mills. The valuations were developed with the assistance of a third-party professional appraisal firm. The acquisition involved the assumption of $954.9 million of preferred stock,  a proportionate share of property-level mortgage debt, SPG-FCM’s share of which approximated $4 billion, and certain liabilities and contingencies. The preliminary allocations will be finalized within one year of the acquisition date in accordance with applicable accounting standards.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2007 totaled $722.0 million. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $829.2 million. These activities are further discussed below in Financing and Debt. We also:

•       repurchased units and preferred units amounting to $27.6 million,

•       paid unitholder distributions of $472.2 million,

•       paid preferred unit distributions totaling $39.5 million,

•       funded consolidated capital expenditures of $412.6 million. These capital expenditures include development costs of $219.2 million, renovation and expansion costs of $125.5 million, and tenant costs and other operational capital expenditures of $67.9 million, and

•       funded investments in unconsolidated entities of $467.8 million.

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

Financing and Debt

Unsecured Debt

Credit Facility.   Significant draws on the Credit Facility during the six months ended June 30, 2007 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
February 16, 2007	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
March 29, 2007	$550,000	Borrowing to fund our equity commitment for the Mills acquisition and to fund a loan to SPG-FCM.
April 17, 2007	$140,000	Borrowing to fund a loan to SPG-FCM.
June 28, 2007	$181,000	Borrowing to fund a loan to SPG-FCM.

Other amounts drawn on the Credit Facility were primarily for general working capital purposes.  We repaid a total of $1.6 billion on the Credit Facility during the six months ended June 30, 2007 with proceeds we received from the refinancing of selected Mills properties and the refinancing of a senior term loan facility. The total outstanding balance on the Credit Facility as of June 30, 2007 was $952.0 million, and the maximum amount outstanding during the six months ended June 30, 2007 was approximately $2.0 billion. During the first six months of 2007, the weighted average outstanding balance on the Credit Facility was approximately $1.2 billion.

Secured Debt

Total secured indebtedness was $4.8 billion and $4.4 billion at June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, we repaid $191.3 million in mortgage loans, unencumbering four properties.

As a result of the Mills acquisition, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and as a result these Properties were consolidated as of the acquisition date. This included the consolidation of two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 million mortgages at fixed rates of 5.68% and 5.74%, respectively.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2007 and December 31, 2006 consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2007	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2006	Effective Weighted Average Interest Rate
Fixed Rate	$14,938,392	5.96%	$14,548,226	6.02%
Variable Rate	1,500,453	5.40%	846,263	5.01%
	$16,438,845	5.91%	$15,394,489	5.97%

As of June 30, 2007, we had interest rate cap protection agreements on approximately $95 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.38% and a weighted average fixed receive rate of 3.72%. As of June 30, 2007, the net effect of these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt.

Contractual Obligations and Off-Balance Sheet Arrangements.   There have been no material changes in our outstanding capital expenditure commitments since December 31, 2006, as previously disclosed in our 2006 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of June 30, 2007 for the remainder of 2007 and subsequent years thereafter (dollars in thousands):

	2007	2008-2009	2010-2012	After 2012	Total
Long Term Debt
Consolidated (1)	$1,368,309	$2,463,153	$7,159,852	$5,405,065	$16,396,379
Pro rata share of Long-Term Debt:
Consolidated (2)	$1,356,551	$2,449,550	$7,010,711	$5,307,517	$16,124,329
Joint Ventures (2)	117,348	1,282,318	2,224,467	2,535,698	6,159,831
Total Pro Rata Share of Long-Term Debt	$1,473,899	$3,731,868	$9,235,178	$7,843,215	$22,284,160

(1)          Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $42,466.

(2)          Represents our pro rata share of principal maturities and excludes net premiums and discounts.

Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of June 30, 2007, we have loan guarantees and other guarantee obligations of $123.3 million and $26.7 million, respectively, to support our total $6.2 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

Dispositions.   We continue to pursue the sale of Properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the first six months of 2007, we did not dispose of any consolidated properties.

Development Activity

New U.S. Developments.   The following describes certain of our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of June 30, 2007 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Hamilton Town Center	Noblesville, IN	950,000	$118	$59	$13	2nd Quarter 2008
Houston Premium Outlets	Houston, TX	433,000	96	96	39	2nd Quarter 2008
Palms Crossing	McAllen, TX	396,000	65	65	34	4th Quarter 2007
Philadelphia Premium Outlets	Limerick, PA	425,000	119	119	80	4th Quarter 2007
Pier Park	Panama City Beach, FL	920,000	127	127	65	1st Quarter 2008

(a)           Represents the project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

We expect to fund these projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of total 2007 new development costs remaining for the year to be approximately $330 million.

Strategic Expansions and Renovations.   In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Crate & Barrel and Nordstrom at Burlington Mall, Nordstrom at Ross Park Mall and Aventura Mall, expansions and life-style additions at Lehigh Valley Mall, Northgate Mall, Town Center at Boca Raton, and University Park Mall, a Neiman Marcus expansion at Lenox Square, Phase II expansions at Las Vegas Premium Outlets, Orlando Premium Outlets, Rio Grande Valley Premium Outlets, and St. Johns Town Center, and the acquisition and renovation of several anchor stores previously operated by Federated Department Stores.

We expect to fund these capital projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $495 million (our share) on expansion and renovation activities for the remainder of 2007.

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

The carrying amount of our total combined investment in Simon Ivanhoe and Gallerie Commerciali Italia (“GCI”) as of June 30, 2007, net of the related cumulative translation adjustment, was $340.1 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently, four European developments are under construction, which will add approximately 3.0 million square feet of GLA for a total net cost of approximately €593.6 million, of which our share is approximately €156.2 million, or $210.4 million based on Euro:USD exchange rates. Additionally, subsequent to June 30, 2007, Simon Ivanhoe sold five of its European properties in Poland. We received our share of the proceeds from the sale of approximately €91 million, and expect to recognize a gain on sale during the third quarter of 2007 in excess of $70 million.

As of June 30, 2007, the carrying amount of our 40% joint venture investment in the five Japanese Premium Outlet centers net of the related cumulative translation adjustment was $277.3 million. Currently, Kobe-Sanda Premium Outlets, a 185,000 square foot Premium Outlet Center, is under construction in Kobe, Japan. The project’s total projected net cost is ¥5.9 billion, of which our share is approximately ¥2.4 billion, or $19.1 million based on Yen:USD exchange rates. In addition, two properties in Japan are undergoing expansion projects which will add approximately 148,000 square feet of GLA for a total net cost of approximately ¥8.9 billion, of which our share is approximately ¥3.6 billion, or $28.9 million based on Yen:USD exchange rates.

In addition to the developments in Europe and Japan, on June 1, 2007, our Chelsea division opened Yeoju Premium Outlets, a 253,000 square foot center near Seoul, South Korea. The project’s total projected net cost is KRW 64.7 billion, of which our share is approximately KRW 32.4 billion, or approximately $35.0 million based on KRW:USD exchange rates.

During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and will be through a 32.5% ownership in a joint venture entity, Great Mall Investments, Ltd. (“GMI”). We are initially developing five centers in China, four of which are under construction, as of June 30, 2007. Our total equity commitment for these centers approximates $53.6 million and as of June 30, 2007 our combined investment in GMI is approximately $25.6 million.

Distributions

The Board of Directors of Simon Property, our general partner, declared and we paid a distribution of $0.84 per unit in the second quarter of 2007. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a “non-cash” expense. Our future distributions and the dividends of Simon Property will be determined by Simon Property’s Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property’s status as a REIT.

On July 26, 2007, the Simon Property Group Board of Directors authorized Simon Property to repurchase up to $1.0 billion of our common stock over the next twenty-four months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. If Simon Property repurchases any shares under this program, we will repurchase a corresponding number of our common units from Simon Property.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting.   There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.                        Other Information

During the quarter covered by this report, the Audit Committee of Simon Property’s Board of Directors approved Ernst & Young, LLP, the Company’s independent registered public accounting firm, to perform certain international tax compliance services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: August 13, 2007