Form 10-Q
period 2007-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2007-11-06
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

33-11491
(Commission File No.)

34-175769
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

Form 10-Q

INDEX

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2007	December 31, 2006
	Unaudited
ASSETS:
Investment properties, at cost	$24,138,267	$22,863,963
Less — accumulated depreciation	5,139,607	4,606,130

	18,998,660	18,257,833
Cash and cash equivalents	389,968	929,360
Tenant receivables and accrued revenue, net	370,443	380,128
Investment in unconsolidated entities, at equity	1,996,540	1,526,235
Deferred costs and other assets	1,133,175	990,899
Notes receivable from related parties	769,580	—

Total assets	$23,658,366	$22,084,455

LIABILITIES:
Mortgages and other indebtedness	$17,266,451	$15,394,489
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,131,257	1,109,190
Cash distributions and losses in partnerships and joint ventures, at equity	231,972	227,588
Other liabilities, minority interest, and accrued distributions	182,019	178,250

Total liabilities	18,811,699	16,909,517

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS' EQUITY:
Preferred units, 22,639,160 and 23,456,495 units outstanding, respectively. Liquidation values $1,113,925 and $1,151,325, respectively	1,120,520	1,157,010
General Partner, 223,006,289 and 221,431,071 units outstanding, respectively	2,879,839	3,095,022
Limited Partners, 57,932,959 and 59,113,438 units outstanding, respectively	761,238	837,836

Total partners' equity	4,761,597	5,089,868

Total liabilities and partners' equity	$23,658,366	$22,084,455

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Minimum rent	$536,377	$500,589	$1,569,328	$1,474,503
Overage rent	27,049	21,931	63,575	53,287
Tenant reimbursements	262,183	233,278	730,780	681,090
Management fees and other revenues	34,952	20,780	73,369	60,348
Other income	46,584	42,158	178,166	135,895

Total revenue	907,145	818,736	2,615,218	2,405,123

EXPENSES:
Property operating	121,698	118,185	343,047	331,389
Depreciation and amortization	224,662	211,390	670,544	632,200
Real estate taxes	77,939	73,427	236,184	225,636
Repairs and maintenance	26,322	23,910	84,073	74,704
Advertising and promotion	22,192	17,718	61,486	55,661
Provision for credit losses	3,134	393	5,100	4,853
Home and regional office costs	32,976	32,703	95,945	95,691
General and administrative	4,887	4,422	14,905	13,920
Other	14,636	15,264	42,718	40,492

Total operating expenses	528,446	497,412	1,554,002	1,474,546

OPERATING INCOME	378,699	321,324	1,061,216	930,577
Interest expense	(238,155)	(206,195)	(704,287)	(611,010)
Minority interest in income of consolidated entities	(3,052)	(3,154)	(9,098)	(7,512)
Income tax expense of taxable REIT subsidiaries	(648)	(2,536)	(1,405)	(7,395)
Income from unconsolidated entities	8,491	25,898	37,723	75,703
Gain on sales of assets and interests in unconsolidated entities, net	82,197	9,457	82,697	51,406

Income from continuing operations	227,532	144,794	466,846	431,769
Results of operations from discontinued operations	(32)	56	(215)	112
Gain on disposal or sale of discontinued operations, net	—	—	—	84

NET INCOME	227,500	144,850	466,631	431,965
Preferred unit requirement	(19,672)	(25,296)	(59,217)	(76,018)

NET INCOME AVAILABLE TO UNITHOLDERS	$207,828	$119,554	$407,414	$355,947

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$164,937	$94,592	$323,235	$281,477
Limited Partners	42,891	24,962	84,179	74,470

Net income	$207,828	$119,554	$407,414	$355,947

BASIC EARNINGS PER UNIT
Income from continuing operations	$0.74	$0.43	$1.45	$1.27
Discontinued operations	—	—	—	—

Net Income	$0.74	$0.43	$1.45	$1.27

DILUTED EARNINGS PER UNIT
Income from continuing operations	$0.74	$0.43	$1.45	$1.27
Discontinued operations	—	—	—	—

Net Income	$0.74	$0.43	$1.45	$1.27

Net income	$227,500	$144,850	$466,631	$431,965
Unrealized gain (loss) gain on interest rate hedges	(5,751)	(4,030)	(3,003)	7,354
Net income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	425	504	1,440	1,718
Currency translation adjustments	3,184	962	4,699	(262)
Other income (loss)	76	1,196	(656)	721

Comprehensive Income	$225,434	$143,482	$469,111	$441,496

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$466,631	$431,965
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	647,021	599,985
Gain on sales of assets and interests in unconsolidated entities	(82,697)	(51,406)
Loss on disposal or sale of discontinued operations, net	—	(84)
Straight-line rent	(13,985)	(12,334)
Minority interest	9,098	7,512
Minority interest distributions	(75,428)	(24,563)
Equity in income of unconsolidated entities	(37,723)	(75,703)
Distributions of income from unconsolidated entities	56,905	60,724
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	28,985	56,064
Deferred costs and other assets	(83,376)	(119,943)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	13,908	23,882

Net cash provided by operating activities	929,339	896,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(256,762)	—
Notes receivable from related parties	(769,580)	—
Capital expenditures, net	(688,840)	(533,696)
Cash impact from the consolidation and de-consolidation of properties	6,117	—
Net proceeds from sale of partnership interest, other assets and discontinued operations	38,709	103,158
Investments in unconsolidated entities	(662,313)	(134,398)
Distributions of capital from unconsolidated entities and other	248,499	245,796

Net cash used in investing activities	(2,084,170)	(319,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	6,915	13,172
Purchase of preferred units and partnership units	(81,367)	(13,625)
Preferred Unit redemptions	(250)	(494)
Partnership distributions	(767,232)	(712,926)
Mortgage and other indebtedness proceeds, net of transaction costs	4,587,296	3,431,483
Mortgage and other indebtedness principal payments	(3,129,923)	(3,308,665)

Net cash provided by (used in) financing activities	615,439	(591,055)

DECREASE IN CASH AND CASH EQUIVALENTS	(539,392)	(14,096)
CASH AND CASH EQUIVALENTS, beginning of year	929,360	337,048

CASH AND CASH EQUIVALENTS, end of period	$389,968	$322,952

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.     Organization

        Simon Property Group, L.P., a Delaware limited partnership (the "Operating Partnership"), is a majority-owned subsidiary of Simon Property Group, Inc., a Delaware corporation ("Simon Property"). Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"). In these condensed notes to the unaudited consolidated financial statements, the terms "we", "us" and "our" refer to the Operating Partnership, and its subsidiaries.

        We are engaged primarily in the ownership, development, and management of retail real estate, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of September 30, 2007, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 169 regional malls, 37 Premium Outlet centers, 66 community/lifestyle centers, 38 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states and Puerto Rico (collectively, the "Properties", and individually, a "Property"). Of the 38 Mills properties acquired, 17 of these properties are The Mills, 18 are regional malls, and 3 are community centers. We also own interests in three parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). Internationally as of September 30, 2007, we have ownership interests in 50 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one Premium Outlet center in South Korea. Also, through a joint venture arrangement we hold a 32.5% ownership interest in five shopping centers under construction in China.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2007 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

        As of September 30, 2007, of our 378 properties we consolidated 197 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 162 properties using the equity method of accounting ("joint venture properties"). We manage the day-to-day operations of 94 of the 162 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Additionally, we account for our investment in SPG-FCM Ventures, LLC ("SPG-FCM"), which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively "Mills") in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C. ("Farallon"), our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. In addition, Simon Property owns certain of our preferred units. Simon Property's weighted average ownership interest in us was 79.3% and 79.1% for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, Simon Property's ownership interest in us was 79.4% and 78.9%, respectively. We adjust the limited partners' interest at the end of each period to reflect their respective ownership interest in the Operating Partnership.

        Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Cash and cash equivalents, as of September 30, 2007, includes a balance of $26.5 million related to our co-branded gift card programs which we do not consider available for general working capital purposes.

4.     Per Unit Data

        We determine basic earnings per unit based on the weighted average number of our common units of limited partner interests ("Units") outstanding during the period. We determine diluted earnings per Unit based on the weighted average number of Units outstanding combined with the incremental weighted average Units that would have been outstanding assuming all dilutive potential Units were converted into Units at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per Unit.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Income from Continuing Operations, After Preferred Unit Requirements	$207,860	$119,498	$407,629	$355,751
Discontinued Operations	(32)	56	(215)	196

Net Income Available to Unitholders — Basic & Diluted	$207,828	$119,554	$407,414	$355,947

Weighted Average Units Outstanding — Basic	281,028,487	279,573,123	281,065,179	279,375,365
Effect of stock options of Simon Property	745,568	871,604	814,384	910,977

Weighted Average Units Outstanding — Diluted	281,774,055	280,444,727	281,879,563	280,286,342

        For the three and nine months ended September 30, 2007, potentially dilutive securities include stock options of Simon Property and certain preferred units which are exchangeable for Units. The only security that had a dilutive effect for the three and nine months ended September 30, 2007, and 2006, were stock options of Simon Property. Our Units may be exchanged for shares of Simon Property common stock, on a one-for one basis, in certain circumstances. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 105 Properties in the United States as of September 30, 2007, and 68 as of December 31, 2006. We also held interests in two joint ventures which owned 50 European shopping centers as of September 30, 2007 and 53 as of December 31, 2006. We also held an interest in six joint venture properties under operation in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

Acquisition of The Mills Corporation by SPG-FCM

        On February 16, 2007, SPG-FCM entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition was completed through a cash tender offer and a subsequent merger transaction which concluded on April 3, 2007. As of September 30, 2007, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during the period. Aggregate activity of these loans to SPG-FCM and Mills during the current quarterly period increased the aggregate principal balance of those loans to approximately $769.6 million as of September 30, 2007. During the first nine months of 2007 we recorded approximately $32.7 million, respectively, in interest income (net of inter-entity eliminations). We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first nine months of 2007 of approximately $12.4 million, respectively (net of inter-entity eliminations), for providing refinancing services to Mills' properties and SPG-FCM.

        As a result of the change in control of Mills, holders of Mills' Series F convertible cumulative redeemable preferred stock had the right to require the repurchase of their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. During the second quarter of 2007, all of the holders of Mills' Series F preferred stock exercised this right, and Mills redeemed this series of preferred stock for approximately $333.2 million, including accrued dividends. Further, as of August 1, 2007, The Mills Corporation was liquidated and the holders of the remaining series' of Mills preferred stock were paid approximately $693.0 million, including accrued dividends.

        During the third quarter of 2007, the holders of less than 5,000 common units in the Mills' operating partnership ("Mills Units") received $25.25 in cash, and those holding 5,000 or more Mills Units had the option to exchange for cash of $25.25, or our Units based on a fixed exchange ratio of 0.211 Units for each Mills Unit. That option expired on August 1, 2007. Holders electing to exchange received 66,036 Units for their Mills Units. The remaining Mills Units were exchanged for cash.

        Effective July 1, 2007, we or an affiliate of ours began serving as the manager for substantially all of the additional 38 properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a controlling interest in two properties in which we previously held a 50%

ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition.

        SPG-FCM has completed its preliminary purchase price allocations for the acquisition of Mills. The valuations were developed with the assistance of a third-party professional appraisal firm. The acquisition involved the assumption of $954.9 million of preferred stock, a proportionate share of property-level mortgage debt, SPG-FCM's share of which approximated $4.0 billion, and certain liabilities and contingencies and an ongoing investigation of The Mills Corporation by the Securities and Exchange Commission. The preliminary allocations will be finalized within one year of the acquisition date in accordance with applicable accounting standards.

International Joint Venture Investments

        We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe"), and Gallerie Commerciali Italia ("GCI"). The carrying amount of our total combined investment in these two joint venture investments is $309.8 million and $338.1 million as of September 30, 2007 and December 31, 2006, respectively, net of the related cumulative translation adjustments. The Operating Partnership has a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of September 30, 2007. On July 5, 2007, Simon Ivanhoe sold its interest in five of assets located in Poland. We recorded our share of the gain upon the sale of these assets of $90.2 million and presented it in gain on sale of assets and interests in unconsolidated entities, net in the consolidated statements of operations.

        We conduct our international Premium Outlet operations in Japan through joint venture partnerships with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $275.1 million and $281.2 million as of September 30, 2007 and December 31, 2006, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these Japan Premium Outlet joint ventures. On June 1, 2007, our Chelsea division opened Yeoju Premium Outlets, the first Premium Outlet Center in South Korea. We hold a 50% ownership interest in this property for which our investment approximated $21.3 million as of September 30, 2007.

        During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. We will own a 32.5% interest in a joint venture entity, Great Mall Investments, Ltd. ("GMI"). The shopping centers will be anchored by Wal-Mart stores. We are planning on initially developing five centers, all of which are currently under construction. Our share of the total equity commitment is approximately $58.1 million. We account for our investments in GMI under the equity method of accounting. As of September 30, 2007, our combined investment in these GMI shopping centers was approximately $30.8 million.

Summary Financial Information

        Summary financial information (in thousands) of all of our joint venture properties and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the Property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of September 30, 2007.

	September 30, 2007	December 31, 2006
BALANCE SHEETS
Assets:
Investment properties, at cost	$20,913,688	$10,669,967
Less — accumulated depreciation	3,077,050	2,206,399

	17,836,638	8,463,568
Cash and cash equivalents	680,139	354,620
Tenant receivables	346,567	258,185
Investment in unconsolidated entities	228,871	176,400
Deferred costs and other assets	847,169	307,468

Total assets	$19,939,384	$9,560,241

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,049,363	$8,055,855
Accounts payable, accrued expenses, and deferred revenue	987,600	513,472
Other liabilities	1,008,096	255,633

Total liabilities	18,045,059	8,824,960
Preferred units	67,450	67,450
Partners' equity	1,826,875	667,831

Total liabilities and partners' equity	$19,939,384	$9,560,241

Our Share of:
Total assets	$8,150,966	$4,113,051

Partners' equity	$994,310	$380,150
Add: Excess Investment	770,258	918,497

Our net Investment in Joint Ventures	$1,764,568	$1,298,647

Mortgages and other indebtedness	$6,416,329	$3,472,228

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related Properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$466,933	$262,417	$1,184,208	$771,054
Overage rent	26,448	19,094	64,090	51,518
Tenant reimbursements	220,621	136,080	572,820	386,064
Other income	47,841	40,138	136,707	107,979

Total revenue	761,843	457,729	1,957,825	1,316,615
Operating Expenses:
Property operating	165,419	98,716	407,021	267,767
Depreciation and amortization	160,403	79,035	400,234	230,018
Real estate taxes	60,073	34,073	160,989	99,194
Repairs and maintenance	24,672	20,065	77,691	60,549
Advertising and promotion	14,997	11,029	38,037	24,569
Provision for credit losses	7,416	2,389	14,139	3,821
Other	35,494	26,265	103,853	86,417

Total operating expenses	468,474	271,572	1,201,964	772,335

Operating Income	293,369	186,157	755,861	544,280
Interest expense	(248,588)	(105,417)	(594,093)	(307,150)
Income from unconsolidated entities	545	480	458	719
Gain on sale of asset	198,135	—	193,376	94

Income from Continuing Operations	243,461	81,220	355,602	237,943
Income (loss) from consolidated joint venture interests	(28)	4,058	2,562	9,565
Income from discontinued joint venture interests	—	129	176	631
Gain (loss) on disposal or sale of discontinued operations, net	—	(329)	19	20,375

Net Income	$243,433	$85,078	$358,359	$268,514

Third-Party Investors' Share of Net Income	$133,705	$51,049	$194,377	$160,488

Our Share of Net Income	109,728	34,029	163,982	108,026
Amortization of Excess Investment	(11,014)	(12,164)	(36,036)	(37,056)
Income from Beneficial Interests and Other, Net	—	4,033	—	15,309
Write-off of Investment Related to Properties Sold	—	135	—	(2,842)
Our Share of Net Gain Related to Properties/Assets Sold	(90,223)	(135)	(90,223)	(7,734)

Income from Unconsolidated Entities and Beneficial Interests, Net	$8,491	$25,898	$37,723	$75,703

        On July 5, 2007, Simon Ivanhoe completed the sale of five non-core assets in Poland and we presented our share of the gain upon this disposition in gain on sale of assets and interests in unconsolidated entities, net in the consolidated statement of income.

6.     Debt

Unsecured Debt

        Credit Facility.    Significant draws on the Credit Facility during the nine months ended September 30, 2007 were as follows (in thousands):

Draw Date	Draw Amount	Use of Credit Line Proceeds
February 16, 2007	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
March 29, 2007	550,000	Borrowing to fund our equity commitment for the Mills acquisition and to fund a loan to SPG-FCM.
April 17, 2007	140,000	Borrowing to fund a loan to SPG-FCM.
June 28, 2007	181,000	Borrowing to fund a loan to SPG-FCM.
July 31, 2007	557,000	Borrowing to fund a loan to SPG-FCM.
August 23, 2007	105,000	Borrowing to fund Las Americas Premium Outlets acquisition.
September 20, 2007	180,000	Borrowing to fund repayment of the SPG Medium Term Notes.

        Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $2.3 billion on the Credit Facility during the nine months ended September 30, 2007, with our share of proceeds we received from SPG-FCM due to the refinancing of selected Mills properties and the establishment of a Mills senior term loan facility. The total outstanding balance on the Credit Facility as of September 30, 2007, was $1.5 billion, and the maximum amount outstanding during the nine months ended September 30, 2007, was approximately $2.0 billion. During the first nine months of 2007, the weighted average outstanding balance on the Credit Facility was approximately $1.2 billion.

        On October 4, 2007, we implemented the $500 million accordion feature in our Credit Facility, increasing the revolving borrowing capacity from $3.0 billion to $3.5 billion. The expanded capacity includes a larger $875 million multi-currency tranche for Euro, Yen and Sterling borrowings.

Secured Debt

        Total secured indebtedness was $5.3 billion and $4.4 billion at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, we repaid $191.3 million in mortgage loans, unencumbering four properties.

        As a result of the Mills acquisition, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and we consolidated those Properties as of the acquisition date. This included the consolidation of two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 million mortgages at fixed rates of 5.68% and 5.74%, respectively.

        We placed a $200.0 million fixed-rate mortgage on Independence Center, a regional mall Property, on July 10, 2007, which matures on July 10, 2017, and bears a rate of 5.94%.

        As a result of the acquisition of Las Americas Premium Outlets on August 23, 2007, we consolidated its $180.0 million fixed-rate mortgage that matures June 11, 2016 and bears a rate of 5.84%.

7.     Partners' Equity

        Under the Simon Property Group 1998 Stock Incentive Plan ("Plan"), on February 26, 2007, the Compensation Committee of Simon Property's Board of Directors ("Board") awarded 246,271 restricted shares of Simon Property common stock to employees under this Plan at fair value of $115.62 per share.

On May 10, 2007, our non-employee Directors were awarded 6,892 restricted shares of Simon Property common stock under this plan at a fair value of $114.30 per share. As a result, we issued a like number of Units to Simon Property in accordance with our partnership agreement. The fair value of the restricted stock awarded on February 26, 2007, has been deferred and is being amortized over a four-year vesting service period. The fair market value of the restricted stock awarded on May 10, 2007, has been deferred and is being amortized over a one-year vesting service period.

        During the first nine months of 2007, nine limited partners exchanged 1,692,474 of our Units for a like number of shares of common stock of Simon Property, increasing Simon Property's interest in us.

        On July 26, 2007, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. During the third quarter of 2007, Simon Property repurchased 572,000 shares at an average price of $86.11 per share of its common stock as part of this program. As a result of these share repurchases, we repurchased a like number of Units from Simon Property. Simon Property's share repurchase program has remaining availability of approximately $950.7 million.

        As previously disclosed, for the quarter ending September 30, 2007, holders of Series I 6% Convertible Perpetual Units ("Series I Preferred Units") and Simon Property's Series I 6% Convertible Perpetual Preferred Stock ("Series I Preferred Stock") could elect to convert their securities during the quarter into our Units and shares of Simon Property common stock, respectively. The optional conversion is as a result of the closing sale price of Simon Property's common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. If holders of a Series I Preferred Unit convert into Units, then the holder may also elect to convert those Units into Simon Property common stock on a one-for-one basis in accordance with our partnership agreement. During the nine months ended September 30, 2007, 54,762 shares of Series I Preferred Stock were converted into 43,177 shares of common stock and Simon Property converted a like number of its Series I Preferred Units into Units. As of September 30, 2007, the conversion trigger price of $78.88 had been met and the Series I Preferred Units are convertible into 0.792319 of a Unit and the Series I Preferred Stock is convertible into 0.792319 of a share of common stock through December 31, 2007.

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

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture Property, which is non-recourse to us. As of September 30, 2007, we have loan guarantees and other guarantee obligations of $128.4 million and $30.0 million, respectively, to support our total $6.4 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        On March 1, 2007, we acquired the remaining 40% interest in both University Park Mall and University Center located in Mishawaka, IN from our partner and as a result, we now own 100% of University Park Mall, a regional mall Property, and University Center, a community/lifestyle center Property. On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine, which is adjacent to and will be included with our Kittery Premium Outlets Property. On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located in San Diego, California.

        During the nine-month period ended September 30, 2007, we disposed of certain non-significant properties summarized as follows:

Properties (City, State)	Previous Ownership %	Date of Disposal
Alton Square (Alton, Illinois)	100%	August 2, 2007
Griffith Park Plaza (Chicago, Illinois)	100%	September 20, 2007
University Mall (Little Rock, Arkansas)	100%	September 28, 2007
Boardman Plaza (Youngstown, Ohio)	100%	September 28, 2007

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

        In September 2006, the FASB issued FASB No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for us in the first quarter of 2008. We do not expect the adoption of SFAS 157 will have a significant impact on our financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, impact of terrorist activities, inflation and maintenance of Simon Property's status as a REIT. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our annual and quarterly periodic reports filed with the SEC that could cause our actual results to differ materially from the forward-looking statements that we make. We may update that discussion in our periodic reports, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Overview

        Simon Property Group, L.P., a Delaware limited partnership (the "Operating Partnership"), is a majority-owned subsidiary of Simon Property Group, Inc., a Delaware corporation ("Simon Property"). Simon Property is our general partner and a self-administered and self-managed real estate investment trust ("REIT") In this discussion, the terms "we", "us" and "our" refer to the Operating Partnership and its subsidiaries.

        We are engaged in the ownership, development, and management of retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of September 30, 2007, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 169 regional malls, 37 Premium Outlet centers, 66 community/lifestyle centers, 38 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states plus Puerto Rico (collectively, the "Properties", and individually, a "Property"). Of the 38 Mills properties acquired, 17 of these properties are The Mills, 18 are regional malls, and 3 are community centers. We also own interests in three parcels of land held in the United States for future development (together with the Properties, the "Portfolio"). In the United States, we have six new properties currently under development aggregating approximately 3.6 million square feet which will open during 2007 through late 2008. Internationally, we have ownership interests in 50 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one Premium Outlet center in South Korea. We also own a 32.5% interest in five shopping centers located in China, all of which are currently under construction.

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

        We seek growth in our earnings and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth by:

  •
  Focusing on leasing to increase revenues and using our economies of scale to reduce operating expenses,

  •
  Expanding and re-tenanting existing franchise locations at competitive market rates,

  •
  Adding mixed-use elements to our Portfolio through our asset intensification initiatives (this may include adding elements such as multifamily, condominiums, hotel and self-storage at selected locations),

  •
  Acquiring high quality real estate assets or portfolios of assets, and

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

  •
  Provide the capital necessary to fund growth,

  •
  Maintain sufficient flexibility to access capital in many forms, both public and private, and

  •
  Manage our overall financial structure in a fashion that preserves our investment grade ratings.

  Results Overview

        Diluted earnings per Unit increased $0.18 during the first nine months of 2007, or 14.2%, to $1.45 from $1.27 for the same period last year. The 2006 results included a $34.4 million gain (or $0.12 per diluted Unit) from the sale of partnership interests in one of our European joint ventures to our partner, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, and the recognition of $15.3 million in income (or $0.05 per diluted Unit) from the sale of a regional mall entity in which we held beneficial interests to receive cash flow, capital distributions, and related profits and losses.

Included in the nine month period in 2007 was the receipt of $19.0 million (or $0.07 per diluted Unit) of lease settlements from anchor store activity, our share of the gain on the sale of assets in Poland of $90.2 million (or $0.32 per diluted Unit) and approximately $32.7 million (or $0.12 per diluted Unit) of interest income attributable to loans made to The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively "Mills") and SPG-FCM Ventures, LLC ("SPG-FCM"), net of inter-entity eliminations. Also included in the second and third quarters of 2007 was approximately $48 million (or $0.17 per diluted Unit) of additional amortization and depreciation, representing our share of the stepped-up basis of assets acquired by SPG-FCM.

        Our core business fundamentals remained strong during the first three quarters of 2007. Regional mall comparable sales per square foot ("psf") continued to increase during the first three quarters of 2007, increasing 3.8% to $491 psf from $474 psf for the same period in 2006 reflecting strong retail sales activity. Our regional mall average base rents increased 4.8% to $36.92 psf as of September 30, 2007, from $35.23 psf as of September 30, 2006. Regional mall occupancy was 92.7% as of September 30, 2007, as compared to 92.5% as of September 30, 2006. In addition, our regional mall leasing spreads were $8.85 psf as of September 30, 2007, representing a 23.0% increase over expiring rents. The operating fundamentals of the Premium Outlet centers also contributed to the improved operating results for the nine month period, with that portion of the Portfolio effectively fully occupied at 99.6%, comparable sales psf increasing 8.0% to $499, and leasing spreads at $7.53, or 31.8% above expiring rents.

        Despite the interest rate environment that has maintained a fairly stable LIBOR rate (5.12% at September 30, 2007, versus 5.32% at September 30, 2006), our effective overall borrowing rate for the nine months ended September 30, 2007, decreased 18 basis points as compared to the nine months ended September 30, 2006. This was principally as a result of the issuance of fixed rate debt during the latter part of 2006. Our financing activities for the nine months ended September 30, 2007, are highlighted by the following:

  •
  We repaid four mortgages totaling $191.3 million that bore interest at fixed rates ranging from 7.65% to 9.38%.

  •
  We increased our borrowings on the Credit Facility to approximately $1.5 billion during the nine months ended September 30, 2007, principally as a result of our $650 million funding commitment to SPG-FCM for the Mills acquisition and loans made to Mills and SPG-FCM by the Operating Partnership totaling $769.6 million.

  •
  As a result of the Mills acquisition, we now hold a controlling ownership interest in Gwinnett Place and Town Center at Cobb, and we now consolidate those two Properties. Included in this consolidation were two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 million mortgages at fixed rates of 5.68% and 5.74% respectively.

  •
  We placed a $200.0 million fixed-rate mortgage on Independence Center, a regional mall Property, on July 10, 2007 which matures on July 10, 2017 and bears a rate of 5.94%.

  •
  As a result of the acquisition of Las Americas Premium Outlets on August 23, 2007, we consolidated its $180.0 million fixed-rate mortgage that matures June 11, 2016 and bears a rate of 5.84%.

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

  Domestic Property Data:

	September 30, 2007	%/basis point Change (1)		September 30, 2006	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	93.0%	+60	bps	92.4%	-20	bps
Unconsolidated	92.2%	-60	bps	92.8%	+20	bps
Total Portfolio	92.7%	+20	bps	92.5%	-10	bps
Average Base Rent per Square Foot
Consolidated	$35.99	3.6%		$34.74	2.8%
Unconsolidated	$38.71	7.2%		$36.11	2.4%
Total Portfolio	$36.92	4.8%		$35.23	2.7%
Comparable Sales Per Square Foot
Consolidated	$473	2.8%		$460	7.5%
Unconsolidated	$530	6.0%		$500	5.0%
Total Portfolio	$491	3.8%		$474	6.5%
Premium Outlet Centers:
Occupancy	99.6%	+30	bps	99.3%	-30	bps
Average base rent per square foot	$25.45	5.8%		$24.05	4.6%
Comparable sales per square foot	$499	8.0%		$462	6.0%
The Mills ®: (2)
Occupancy	94.1%	—		—	—
Comparable sales per square foot	$373	—		—	—
Average base rent per square foot	$18.82	—		—	—
Mills Regional Malls:
Occupancy	88.5%	—		—	—
Comparable sales per square foot	$451	—		—	—
Average base rent per square foot	$35.10	—		—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	91.0%	+290	bps	88.1%	-140	bps
Unconsolidated	96.5%	-10	bps	96.6%	+110	bps
Total Portfolio	92.8%	+210	bps	90.7%	-60	bps
Average Base Rent per Square Foot
Consolidated	$12.33	3.1%		$11.96	3.3%
Unconsolidated	$11.78	5.9%		$11.12	6.0%
Total Portfolio	$12.15	3.9%		$11.69	4.1%

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.

(2)
No comparable data available for The Mills properties or Mills regional mall properties.

        Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall and freestanding Gross Leaseable Area ("GLA") owned by us ("Owned GLA") in the regional malls, all tenants at the Premium Outlet centers, all tenants in the properties acquired from Mills, and all tenants at community/lifestyle centers. Our Portfolio has maintained stable occupancy and increased average base rents.

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

International Property Data

        The following key operating statistics are provided for our international properties, which are accounted for using the equity method of accounting.

	September 30, 2007	%/basis point Change		September 30, 2006	%/basis point Change
European Shopping Centers:
Occupancy	98.9%	+200	bps	96.9%	-80	bps
Comparable sales per square foot	€411	6.5%		€386	-0.4%
Average base rent per square foot	€28.81	9.7%		€26.26	1.0%
International Premium Outlets (1)
Occupancy	100.0%	—		100.0%	—
Comparable sales per square foot	¥91,791	2.3%		¥89,746	5.6%
Average base rent per square foot	¥4,576	-2.3%		¥4,686	3.9%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte) and South Korea (Yeoju Premium Outlets).

Results of Operations

        In addition to the activity discussed above and in the Results Overview, the following acquisitions, Property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located in San Diego, California, for $283.5 million, including the assumption of $180.0 million in existing debt on the property.

  •
  On March 9, 2007, we opened The Domain, in Austin, Texas, which combines 700,000 square feet of luxury fashion and restaurant space, 75,000 square feet of Class A office space and 390 apartments. The Domain is anchored by Macy's and central Texas' first Neiman Marcus.

  •
  On March 1, 2007, we acquired the remaining 40% interest in University Park Mall and University Center. We had previously consolidated these properties, but now have no provision for minority interest in our consolidated income from continuing operations since March 1, 2007.

  •
  On March 29, 2007, we acquired an additional 25% interest in two regional malls (Town Center at Cobb and Gwinnett Place) in the Mills acquisition and now consolidate those Properties. Our income from continuing operations now reflects the 25% minority partner's interest in those Properties' operations.

  •
  On December 1, 2006, we opened Shops at Arbor Walk, a 230,841 square foot community center located in Austin, Texas.

  •
  On November 2, 2006, we opened Rio Grande Valley Premium Outlets, a 404,000 square foot upscale outlet center in Mercedes, Texas, 20 miles east of McAllen, Texas, and 10 miles from the Mexico border.

  •
  On November 2, 2006, we received $102.2 million resulting from the sale of a regional mall which resulted in the recognition of an $86.5 million gain.

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

        In addition to the activity discussed in the Results Overview, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On September 27, 2007, Gallerie Commerciali Italia ("GCI") opened Cinisello, located in Milan, Italy.

  •
  On July 26, 2007, GCI opened Porta di Roma, a 1.3 million square foot shopping center in Rome, Italy.

  •
  On July 5, 2007, Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") sold its interest in the assets located in Poland, for which we recorded our share of the gain of $90.2 million.

  •
  On July 5, 2007, we opened the 195,000 square foot first phase of Kobe-Sanda Premium Outlets, located just north of downtown Kobe, Japan.

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

        For the purposes of the following comparison between the nine months ended September 30, 2007, and 2006, the above transactions are referred to as the "Property Transactions". In the following discussions of our results of operations, "comparable" refers to Properties open and operating throughout the periods in both 2007 and 2006.

        We sold the following properties in 2007 and 2006 on the indicated date. Due to the limited significance of these properties on our financial statements, we did not report these properties as discontinued operations.

Property	Date of Disposition
Alton Square	August 2, 2007
Griffith Park Plaza	September 20, 2007
University Mall	September 28, 2007
Boardman Plaza	September 28, 2007
Wabash Village	July 27, 2006
Trolley Square	August 3, 2006
Northland Plaza	December 22, 2006

  Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

        Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $35.5 million during the period, of which the Property Transactions accounted for $24.6 million of the increase. Total amortization of the fair market value of in-place leases served to decrease minimum rents by $2.6 million over that of the third quarter of 2006 due to certain in-place lease adjustments becoming fully amortized. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $10.8 million, or 2.2%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $16.1 million, offset by a $5.3 million decrease in comparable property straight-line rents and fair market value of in-place leases amortization.

        Overage rents increased $5.1 million or 23.3%, reflecting increases in tenants' sales.

        Tenant reimbursements, excluding Simon Business initiatives, increased $27.9 million, of which the Property Transactions accounted for $12.2 million. The remaining $15.7 million, or 6.9%, was in Comparable Properties and was due to inflationary increases in property operating costs and our ongoing initiative of converting our leases to a fixed reimbursement for common area maintenance costs.

        Management fees and other income increased $14.2 million principally as a result of additional management fees derived from the additional properties being managed from the Mills acquisition and additional leasing and development fees as a result of incremental Property activity.

        Total other income, excluding Simon Brand and Simon Business initiatives, increased $2.5 million, and was principally the result of the following:

  •
  a $8.5 million increase in interest income due primarily to interest income for the period as a result of Mills-related loans, net of inter-entity eliminations, combined with increased rates on short term investment of excess cash,

  •
  a $2.6 million increase in loan financing fees related to Mills-related loans,

  •
  a $2.5 million increase in lease settlement income,

  •
  a $6.0 million decrease in gains on land sale activity, and

  •
  A $5.0 million net decrease related to activity from 2006 that included the sale of a holding in a technology venture by Chelsea, and the sale of air rights at Las Vegas Outlet Center.

        Revenues from Simon Brand and Simon Business initiatives increased $3.2 million to $33.7 million from $30.5 million. The increase in revenues was primarily due to increased event and sponsorship income.

        Property operating expenses increased $3.5 million, a $2.7 million increase from the effect of the Property Transactions.

        Depreciation and amortization expense increased $13.3 million and is primarily a result of the Property Transactions.

        Real estate taxes increased $4.5 million from the prior period and was due to the effect of increased assessments and growth of the Portfolio, including the Property Transactions.

        Repairs and maintenance increased $2.4 million due to greater snow removal costs in 2007, inflationary increases and new property openings.

        Advertising expense increased $4.5 million primarily due to increased local print and outdoor advertising.

        Provision for credit losses increased $2.7 million as a result of significant recoveries we received in the comparable period of 2006 which did not recur in 2007.

        Interest expense increased $32.0 million due principally to the impact of the issuances of unsecured notes in 2006, and the costs of borrowings used to fund the Mills acquisition. Also impacting interest expense was the consolidation of Town Center at Cobb, Gwinnett Place, and Mall of Georgia as a result of our acquisition of additional ownership interests.

        Income tax expense of taxable REIT subsidiaries decreased $1.9 million due to a reduction in the taxable income for the management company as a result of structural changes made to our wholly-owned captive insurance entities.

        Income from unconsolidated entities decreased $17.4 million from the third quarter of 2006 as a result of the inclusion of the Mills properties. On a net income basis, our share of income from SPG-FCM approximated a net loss of $9.0 million due to additional depreciation and amortization expenses on asset basis step ups in purchase accounting approximating $20 million for the 2007 quarter.

        Gain on sales of assets and interests in unconsolidated entities increased $72.7 million over the prior period as a result of Simon Ivanhoe selling its interest in the assets located in Poland, for which we recorded our share of the gain of $90.2 million, offset by the net effect of the sale of four non-core U.S. properties.

        Preferred unit requirements decreased $16.8 million because we redeemed our Series F preferred units in the fourth quarter of 2006.

  Nine months Ended September 30, 2007 vs. Nine months Ended September 30, 2006

        Minimum rents, excluding rents from our consolidated Simon Brand and Simon Business initiatives, increased $91.4 million during the period, of which the Property Transactions accounted for $61.9 million of the increase. Total amortization of the fair market value of in-place leases served to decrease minimum rents by $6.8 million over that of the first nine months of 2006 due to certain in-place lease adjustments becoming fully amortized. Comparable rents, excluding rents from Simon Brand and Simon Business, increased $29.5 million, or 2.1%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $36.8 million offset by a $7.3 million decrease in comparable property straight-line rents and fair market value of in-place leases amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.3 million.

        Overage rents increased $10.3 million or 19.3%, reflecting the increases in tenants' sales.

        Tenant reimbursements, excluding Simon Business initiatives, increased $47.0 million, of which the Property Transactions accounted for $27.5 million. The remainder of the increase of $19.5 million, or 2.9%, was in comparable Properties and was due to inflationary increases in property operating costs and our ongoing initiative of converting our leases to a fixed reimbursement for common area maintenance costs.

        Management fees and other income increased $13.0 million principally as a result of additional management fees derived from the additional properties being managed from the Mills acquisition and additional leasing and development fees as a result of incremental Property activity.

        Total other income, excluding Simon Brand and Simon Business initiatives, increased $41.1 million, and was principally the result of the following:

  •
  a $40.4 million increase in interest income due to $32.7 million in net interest income for the period as a result of Mills-related loans, combined with increased interest rates and excess cash from our December 2006 senior notes offering,

  •
  a $15.3 million increase in lease settlement income as a result of settlements received from two department anchor stores in 2007 as compared to our 2006 lease settlement income from certain non-anchor tenants,

  •
  $12.4 million in loan financing fees related to Mills-related loans,

  •
  a $19.3 million decrease in gains on land sale activity, and

  •
  a $7.7 million decrease in other net activity during the comparable period of 2006 on comparable Properties related primarily to the sale of a technology venture held by Chelsea and the sale of air rights at a property in Texas and in Nevada.

        Revenues from Simon Brand and Simon Business initiatives increased $7.3 million to $95.9 million from $88.6 million. The increase in revenues is primarily due to increased event and sponsorship income.

        Property operating expenses increased $11.7 million, a $11.2 million increase from the effect of the Property Transactions.

        Depreciation and amortization expense increased $38.3 million and is primarily a result of the Property Transactions.

        Real estate taxes increased $10.5 million from the prior period due principally to increases in expenses at our comparable properties of $3.0 million due to the effect of increased assessments. During the nine month comparable period of 2006, we realized a net impact of $6.6 million in refunds received at various properties. The Property Transactions also added to the aggregate expenses for the nine month period of 2007 which serves to somewhat offset the effect of the prior year refunds.

        Repairs and maintenance increased $9.4 million due to increased snow removal costs in 2007 than that of 2006, inflationary increases and the effect of the Property Transactions.

        Advertising and promotion increased $5.8 million primarily due to the Property Transactions.

        Other expenses increased $2.2 million primarily due to increased state and local taxes at the Comparable Properties.

        Interest expense increased $93.2 million due principally to the following:

  •
  the additional borrowings to fund the Mills-related loans,

  •
  the impact of increases in our average borrowing rates for our variable rate debt; and

  •
  the impact of increased fixed rate debt of $1.6 billion, which are generally at higher rates than our variable rate debt, due to the issuances of fixed-rate unsecured notes in May, August, and December of 2006.

        Also impacting interest expense was the consolidation of Town Center at Cobb, Gwinnett Place, and Mall of Georgia as a result of our acquisition of additional ownership interests.

        Income tax expense of taxable REIT subsidiaries decreased $6.0 million due to a reduction in the taxable income for the management company as a result of structural changes made to our wholly-owned captive insurance entities.

        Income from unconsolidated entities decreased $38.0 million, due in part to the prior year recognition of $15.3 million for the receipt of a beneficial interest in a regional mall entity, which represents the majority of the decrease in our income from unconsolidated entities, net in the consolidated financial statements. This beneficial interest was terminated in November 2006. Also contributing to the decrease is the impact of the Mills transaction (net of eliminations). On a net income basis, our share of income from SPG-FCM approximates a net loss of $19.1 million due to additional depreciation and amortization expenses on asset basis step-ups in purchase accounting approximating $48 million for the second and third quarter of 2007.

        Gain on sales of assets and interests in unconsolidated entities increased $31.3 million over the prior period as a result of Simon Ivanhoe selling its interest in the assets located in Poland, for which we recorded our share of the gain of $90.2 million, offset by the net effect of the sale of four non-core U.S. properties. In 2006 we recorded a $34.4 million gain on the sale of 10.5% of our interests in Simon Ivanhoe, a $7.6 million gain on the sale Great Northeast Plaza, a $7.3 million gain on the sale of Trolley Square, and a $2.0 million gain on the sale of Wabash Village.

        Preferred unit requirements decreased $5.6 million because we redeemed our Series F preferred units in the fourth quarter of 2006 and the effect of the conversion of preferred units to Units or shares of Simon Property.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Because of attractive fixed-rate debt opportunities in the past three years, floating rate debt currently comprises only approximately 14% of our total consolidated debt. Most of our floating rate debt relates to borrowings made from our Credit Facility to consummate the Mills acquisition. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.2 billion during the first nine months of 2007. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents decreased $539.4 million during 2007 to $390.0 million as of September 30, 2007, as we utilized funds that were raised in the December 2006 issuance of unsecured notes for the Mills acquisition. The September 30, 2007, and December 31, 2006, balances include $26.5 million and $27.2 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

        On September 30, 2007, our Credit Facility had available borrowing capacity of approximately $1.5 billion. During the first nine months of 2007, the maximum amount outstanding under the Credit Facility was $2.0 billion and the weighted average amount outstanding was $1.2 billion. The weighted average interest rate was 5.34% for the period ended September 30, 2007.

        We and Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the Property level.

Acquisition of The Mills Corporation by SPG-FCM

        On February 16, 2007, SPG-FCM entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition was completed through a cash tender offer and a subsequent merger transaction which concluded on April 3, 2007. As of September 30, 2007, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during the period. Aggregate activity of these loans to SPG-FCM and Mills during the current quarterly period increased the aggregate principal balance of those loans to approximately $769.6 million as of September 30, 2007. During the first nine months of 2007 we recorded approximately $32.7 million, respectively, in interest income (net of inter-entity eliminations). We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first nine months of 2007 of approximately $12.4 million, respectively (net of inter-entity eliminations), for providing refinancing services to Mills' properties and SPG-FCM.

        As a result of the change in control of Mills, holders of Mills' Series F convertible cumulative redeemable preferred stock had the right to require the repurchase of their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. During the second quarter of 2007, all of the holders of Mills' Series F preferred stock exercised this right, and Mills redeemed this series of preferred stock for approximately $333.2 million, including accrued dividends. Further, as of August 1, 2007, The Mills Corporation was liquidated and the holders of the remaining series' of Mills preferred stock were paid approximately $693.0 million, including accrued dividends.

        During the third quarter of 2007, the holders of less than 5,000 common units in the Mills' operating partnership ("Mills Units") received $25.25 in cash, and those holding 5,000 or more Mills Units had the option to exchange for cash of $25.25, or our Units based on a fixed exchange ratio of 0.211 Units for each Mills Unit. That option expired on August 1, 2007. Holders electing to exchange received 66,036 Units for their Mills Units. The remaining Mills Units were exchanged for cash.

        Effective July 1, 2007, we or an affiliate of ours began serving as the manager for substantially all of the additional 38 properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a controlling interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition.

        SPG-FCM has completed its preliminary purchase price allocations for the acquisition of Mills. The valuations were developed with the assistance of a third-party professional appraisal firm. The acquisition involved the assumption of $954.9 million of preferred stock, a proportionate share of property-level mortgage debt, SPG-FCM's share of which approximated $4.0 billion, and certain liabilities and contingencies and an ongoing investigation of The Mills Corporation by the Securities and Exchange Commission. The preliminary allocations will be finalized within one year of the acquisition date in accordance with applicable accounting standards.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2007, totaled $1.2 billion. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $1.5 billion. These activities are further discussed below in Financing and Debt. We also:

  •
  repurchased Units and preferred units amounting to $81.4 million,

  •
  paid Unitholder distributions of $708.0 million,

  •
  paid Unit distributions totaling $59.2 million,

  •
  funded consolidated capital expenditures of $688.8 million (these capital expenditures include development costs of $317.0 million, renovation and expansion costs of $232.6 million, and tenant costs and other operational capital expenditures of $139.2 million), and

  •
  funded investments in unconsolidated entities of $662.3 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions necessary to maintain Simon Property's REIT qualification for 2007 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our Credit Facility,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

Financing and Debt

Unsecured Debt

        Credit Facility.    Significant draws on the Credit Facility during the nine months ended September 30, 2007, were as follows (in thousands):

Draw Date	Draw Amount	Use of Credit Line Proceeds
February 16, 2007	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
March 29, 2007	550,000	Borrowing to fund our equity commitment for the Mills acquisition and to fund a loan to SPG-FCM.
April 17, 2007	140,000	Borrowing to fund a loan to SPG-FCM.
June 28, 2007	181,000	Borrowing to fund a loan to SPG-FCM.
July 31, 2007	557,000	Borrowing to fund a loan to SPG-FCM.
August 23, 2007	105,000	Borrowing to fund Las Americas Premium Outlets acquisition.
September 20, 2007	180,000	Borrowing to fund repayment of the SPG Medium Term Notes.

        Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $2.3 billion on the Credit Facility during the nine months ended September 30, 2007, with our share of proceeds we received from SPG-FCM due to the refinancing of selected Mills properties and the establishment of a Mills senior term loan facility. The total outstanding balance on the Credit Facility as of September 30, 2007, was $1.5 billion, and the maximum amount outstanding during the nine months ended September 30, 2007, was approximately $2.0 billion. During the first nine months of 2007, the weighted average outstanding balance on the Credit Facility was approximately $1.2 billion.

        On October 4, 2007, we implemented the $500 million accordion feature in our Credit Facility, increasing the revolving borrowing capacity from $3.0 billion to $3.5 billion. The expanded capacity includes a larger $875 million multi-currency tranche for Euro, Yen and Sterling borrowings.

Secured Debt

        Total secured indebtedness was $5.3 billion and $4.4 billion at September 30, 2007, and December 31, 2006, respectively. During the nine months ended September 30, 2007, we repaid $191.3 million in mortgage loans, unencumbering four properties.

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

        Independence Center financed a $200.0 million mortgage on July 10, 2007. The mortgage matures on July 10, 2017, and is fixed at a rate of 5.94%.

        As a result of the acquisition of Las Americas Premium Outlets on August 23, 2007, we consolidated its $180.0 million 5.84%. fixed rate mortgage, which matures June 11, 2016.

Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2007, and December 31, 2006, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2007	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2006	Effective Weighted Average Interest Rate
Fixed Rate	$14,951,388	5.92%	$14,548,226	6.02%
Variable Rate	2,315,063	5.49%	846,263	5.01%

	$17,266,451	5.86%	$15,394,489	5.97%

        As of September 30, 2007, we had interest rate cap protection agreements on approximately $94 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 5.69% and a weighted average fixed receive rate of 3.72%. As of September 30, 2007, the net effect of these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2006, as previously disclosed in our 2006 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of September 30, 2007, for the remainder of 2007 and subsequent years thereafter (dollars in thousands):

	2007	2008-2009	2010-2012	After 2012	Total
Long Term Debt
Consolidated (1)	$891,285	$2,507,967	$7,961,020	$5,865,001	$17,225,273

Pro rata share of Long-Term Debt:
Consolidated (2)	$890,587	$2,494,364	$7,808,340	$5,740,533	$16,933,824
Joint Ventures (2)	74,620	1,126,663	2,521,338	2,679,516	6,402,137

Total Pro Rata Share of Long-Term Debt	$965,207	$3,621,027	$10,329,678	$8,420,049	$23,335,961

(1)
Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $41,178.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture Property, and is non-recourse to us. As of September 30, 2007, we have loan guarantees and other guarantee obligations of $128.4 million and $30.0 million, respectively, to support our total $6.4 billion share of joint venture mortgage and other indebtedness presented in the table above.

Acquisitions and Dispositions

        Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions at any time. If we determine it is in our Unitholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows or liquidity, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

        Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies.

        On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located at the San Diego — Tijuana border in Southern California for $283.5million, including the assumption of a $180.0 million existing mortgage on the property.

        On March 29, 2007, as part of the Mills acquisition, we acquired an additional 25% interest in two regional malls (Town Center at Cobb and Gwinnett Place), and as a result we now consolidate those properties.

        On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine for a purchase price of $45.2 million. The center is 99% occupied and will be combined with our existing Kittery Premium Outlet Property.

        On March 1, 2007, we acquired the remaining 40% interest in both University Park Mall and University Center located in Mishawaka, IN for a purchase price of $50.7 million. As a result we now own 100% of these Properties.

        Dispositions.    We continue to pursue the sale of Properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the first nine months of 2007, we disposed of the following wholly-owned Properties: Alton Square a regional mall located in Alton, Illinois; Griffith Park Plaza, a community center located in Griffith, Indiana; University Mall, a regional mall located in Little Rock, Arkansas; and Boardman Plaza, a community center located in Youngstown, Ohio. Our joint venture partnership, Simon Ivanhoe, sold its interest in five assets located in Poland, of which we held a 50% interest. As part of the sale, we received a distribution of proceeds from Simon Ivanhoe of $125.4 million.

        In addition to the distribution from Simon Ivanhoe, we received net proceeds of $38.7 million on the U.S. property dispositions. We recorded our share of the gain on these disposals of $82.7 million and presented it in the consolidated statement operations as gain on sale of assets and interests in unconsolidated entities, net. We do not believe the sale of these properties will have a material impact on our future results of operations or cash flows. We believe the disposition of these properties will enhance the average overall quality of our Portfolio.

  Development Activity

        New U.S. Developments.    The following describes certain of our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2007 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Hamilton Town Center	Noblesville, IN	950,000	$118	$59	$17	2nd Quarter 2008
Houston Premium Outlets	Houston, TX	433,000	96	96	60	1st Quarter 2008
Jersey Shore Premium Outlets	Tinton Falls, NJ	435,000	157	157	39	4th Quarter 2008
Palms Crossing	McAllen, TX	396,000	65	65	46	4th Quarter 2007
Philadelphia Premium Outlets	Limerick, PA	425,000	119	119	108	4th Quarter 2007
Pier Park	Panama City Beach, FL	920,000	140	140	75	1st Quarter 2008

(a)
Represents the project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

        We expect to fund these projects with available cash flow from operations, borrowings from our Credit Facility, or project specific construction loans. We expect our share of total 2007 new development costs remaining for the year to be approximately $225 million.

        Strategic Expansions and Renovations.    In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Crate & Barrel and Nordstrom at Burlington Mall; Nordstrom at Northshore Mall, Ross Park Mall, and Aventura Mall; expansions and life-style additions at Castleton Square, Greenwood Park Mall, Lehigh Valley Mall, Tacoma Mall, Town Center at Boca Raton, and University Park Mall; a Neiman Marcus expansion at Lenox Square; Phase II expansions at Las Vegas Premium Outlets, Orlando Premium Outlets, Rio Grande Valley Premium Outlets, and St. Johns Town Center; and the acquisition and renovation of several anchor stores, previously operated by Federated Department Stores.

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

        Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term, except for our share of the proceeds from the sale of five properties owned by Simon Ivanhoe described below.

        The carrying amount of our total combined investment in Simon Ivanhoe and GCI as of September 30, 2007, net of the related cumulative translation adjustment, was $309.8 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently, two European developments are under construction, which will add approximately 1.8 million square feet of GLA for a total net cost of approximately €386.6 million, of which our share is approximately €123.8 million, or $176.7 million based on Euro:USD exchange rates. Additionally, on July 5, 2007, Simon Ivanhoe sold its interest in five of the assets located in Poland, for which we recorded our share of the gain of $90.2 million.

        As of September 30, 2007, the carrying amount of our 40% joint venture investment in the six Japanese Premium Outlet centers, net of the related cumulative translation adjustment, was $275.1 million. Currently, two properties in Japan are undergoing expansion projects which will add approximately 148,000 square feet of GLA for a total net cost of approximately ¥8.9 billion, of which our share is approximately ¥3.6 billion, or $28.9 million based on Yen:USD exchange rates.

        During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. We will own a 32.5% interest in a joint venture entity, Great Mall Investments, Ltd. ("GMI"). The shopping centers will be anchored by Wal-Mart stores We are initially developing five centers in China, all of which are under construction, as of September 30, 2007. Our total equity commitment for these centers approximates $58.1 million and as of September 30, 2007 our combined investment in GMI is approximately $30.8 million.

Distributions and Stock Repurchase Program

        The Board of Directors of Simon Property, our general partner, declared and we paid a distribution of $0.84 per Unit in the third quarter of 2007. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions and dividends of Simon Property will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

        On July 26, 2007, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. During the third quarter of 2007, Simon Property repurchased 572,000 shares at an average price of $86.11 per share of its common stock as part of this program. As a result of these share repurchases, we repurchased a like number of Units from Simon Property. Simon Property's share repurchase program has remaining availability of approximately $950.7 million.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

        Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2006.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part I, Item 1: Business" of our 2006 Annual Report on Form 10-K.

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property's Board of Directors approved Ernst & Young, LLP, the Company's independent registered public accounting firm, to perform certain international tax compliance services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: November 6, 2007

QuickLinks

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
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES