Form 10-K
period 2007-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2008-03-13
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	333-11491 (Commission File No.)	34-1755769 (I.R.S. Employer Identification No.)

225 West Washington Street
Indianapolis, Indiana 46204
(Address of principal executive offices) (ZIP Code)

(317) 636-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☒    NO ☐

            Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

            Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). YES ☐    NO ☒

Registrant had no publicly-traded voting equity as of June 29, 2007.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2007

Part I

Item 1.    Business

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this report, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P.. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property, Inc.

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of December 31, 2007, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 168 regional malls, 38 Premium Outlet centers, 67 community/lifestyle centers, 37 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 37 Mills properties acquired, 17 of these are The Mills, 16 are regional malls, and four are community centers. We also own interests in four parcels of land held for future development. In the United States, we have four new properties currently under development aggregating approximately 2.75 million square feet which will open during 2008. Internationally, we have ownership interests in 51 European shopping centers (in France, Italy and Poland), six Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one Premium Outlet center in South Korea. Also, through a joint venture arrangement, we have a 32.5% interest in five shopping centers under development in China.

            For a description of our operational strategies and developments in our business during 2007, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section filed as Item 7 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time by Simon Property without a vote by our limited partners.

  Investment Policies

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a real estate investment trust, or REIT. We do not currently intend to invest to a significant extent in mortgages or deeds of trust; however, we hold an interest in one property through a mortgage note which results in us receiving 100% of the economics of the property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

            We may invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary to maintain Simon Property's qualification as a REIT. These REIT limitations mean that Simon Property cannot make an investment that would cause its real estate assets to be less than 75% of its total assets. In addition, at least 75% of Simon Property's gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REIT's and, in certain circumstances, interest from certain types of temporary investments. At least 95% of Simon Property's income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

            Subject to REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.

  Financing Policies

            We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total asset or market value, as defined. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities.

            We may raise additional capital by issuing units of limited partnership interests, or Units, or debt securities, creating joint ventures with existing ownership interests in properties, retention of cash flows or a combination of these methods. We may, without limited partner approval, issue additional Units or equity interests in us. We may issue units in any manner and on such terms and for such consideration as we deem appropriate. This may include issuing units in exchange for property. These may be preferred units and may be senior to the outstanding classes of our units and may be convertible into units. Existing holders of units have no preemptive right to purchase units in any subsequent offerings. Any such offering could dilute a limited partner's investment in us.

            We expect most additional borrowings would be made in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or cross-collateralized with other debt, or may be fully or partially guaranteed by us. Although we may borrow to fund the payment of distributions, we currently have no expectation that we will regularly be required to do so.

            We have a $3.5 billion revolving unsecured credit facility. We also issue debt securities, but we may issue our debt securities which may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

•
financing acquisitions;
•
developing or redeveloping properties;
•
refinancing existing indebtedness;
•
working capital or capital improvements; or
•
assisting Simon Property to meet the income distribution requirements applicable to REITs.

            We may also finance acquisitions through the following:

•
issuance of additional common or preferred units;
•
issuance of other securities; or
•
sale or exchange of ownership interests in properties.

            Our ability to issue units to transferors of properties or other partnership interests may defer gain recognition for tax purposes by the transferor. It may also be advantageous for us since there are ownership limits that restrict the number of units that investors may own.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. We also have covenants on our unsecured debt that limit our total secured debt.

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing on attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing its affairs and the affairs of its subsidiaries and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Board of

Directors. In addition, the Board of Directors of Simon Property has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon or DeBartolo families who are significant stockholders. Any transaction between us and the Simons or the DeBartolos, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon Property's non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons or the DeBartolos and the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, the Simon Property charter requires that at least six of the non-affiliated directors of the Board of Directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon Property's qualification as a REIT, unless the Board of Directors determines that it is no longer in Simon Property's best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units of equity interests or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. Our policy prohibits us from making any loans to the directors or executive officers of Simon Property for any purpose. We may make loans to the joint ventures in which we participate.

Competition

            Our principal competitors are nine major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our properties compete against other forms of retailing, such as catalog companies and e-commerce websites, that offer retail products and services.

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

            Our size reduces our dependence upon individual retail tenants. Approximately 5,100 different retailers occupy more than 28,600 stores in our properties and no retail tenant represents more than 2.1% of our properties' total minimum rents.

Certain Activities

            During the past three years, we have:

•
issued 4,062,082 units to Simon Property upon the exchange of units for common stock of Simon Property;
•
issued 274,920 units to other partners upon the conversion of 349,814 Series I preferred units;
•
issued 1,437,501 units upon the conversion of preferred units;
•
issued 1,038,364 restricted units to Simon Property, net of forfeitures, with respect to the issuance of a like number of restricted shares of common stock issued under The Simon Property Group 1998 Stock Incentive Plan;

•
issued 852,148 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
•
issued 147,241 units for the purchase of Maine Premium Outlets;
•
issued 67,309 units to the Mills Limited Patners;
•
purchased and retired 111,000 common units;
•
repurchased 3,387,400 common units for $231.7 million;
•
redeemed 675,065 limited partner units for cash;
•
redeemed 26,553 Series D preferred units;
•
redeemed all outstanding Series F preferred units;
•
redeemed all outstanding Series G preferred units;
•
redeemed 19,677 Series I preferred units;
•
issued 1,602,821 units to Simon Property in exchange for the economic rights of Ocean County Mall;
•
issued and repurchased 8,000,000 Series K preferred units in 2006;
•
issued and repurchased 6,000,000 Series L preferred units in 2007;
•
borrowed a maximum amount of $2.6 billion under our unsecured $3.5 billion credit facility; the outstanding amount of borrowings under this facility as of December 31, 2007 was $2.4 billion;
•
as a co-borrower with Simon Property, borrowed $1.8 billion under an unsecured acquisition facility in connection with our acquisition of the former Chelsea Property Group in 2004, that was fully repaid as of December 31, 2006;
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

Employees

            At January 28, 2008, we and our affiliates employed approximately 5,100 persons at various properties and offices throughout the United States, of which approximately 1,900 were part-time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, IN and 150 were located at our Chelsea offices in Roseland, NJ.

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

Item 1A.    Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors, among others, may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. It is not possible to predict or identify all such factors. You should not consider this list to be a complete statement of all potential risks or uncertainties and we may update them in our future periodic reports.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2007, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $17.2 billion, of which approximately $751 million matures during 2008, including recurring principal amortization on mortgages maturing during 2007. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from the property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  We depend on external financings for our growth and ongoing debt service requirements.

            We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets which have experienced increasing volatility in recent months. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

  Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.

            Our outstanding senior unsecured notes and the preferred stock of Simon Property are periodically rated by nationally recognized credit rating agencies. These credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. These credit ratings can also affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund our growth, adverse changes in our credit rating could have a negative effect on our future growth.

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

            Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.

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

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. The possibility that the United States may currently be experiencing a recession could adversely affect consumer spending. Any one or more of these factors could adversely affect our results of operations or financial condition.

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

  We face potential adverse effects from tenant bankruptcies.

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

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2007, we owned interests in 181 income-producing properties with other parties. Of those, 19 properties are included in our consolidated financial statements. We account for the other 162 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 93 of these 162 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 59 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2007, we had loan guarantees and other guarantee obligations to support $132.5 million and $60.6 million, respectively, of our total $6.6 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We historically have used leases with variable CAM provisions that adjust to reflect inflationary increases. However, we are making a concerted effort to shift from variable to fixed CAM contributions for our cost recoveries which will fix our tenants' CAM contributions to us. As a result, our CAM contributions may not allow us to recover a substantial portion of these operating costs.

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

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties that are under operation in Europe, Japan, South Korea, and Mexico. We have also established arrangements to develop joint venture properties in China, and expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

•
adverse effects of changes in exchange rates for foreign currencies;
•
changes in foreign political and economic environments, regionally, nationally, and locally;
•
challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes, and litigation;
•
differing lending practices;
•
differences in cultures;
•
changes in applicable laws and regulations in the United States that affect foreign operations;
•
difficulties in managing international operations; and
•
obstacles to the repatriation of earnings and cash.

            Although our international activities currently are a relatively small portion of our business (international properties represented less than 6% of the GLA of all of our properties at December 31, 2007), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain commercial general liability "all risk" property coverage including fire, flood, extended coverage and rental loss insurance on our properties. Our captive insurance company subsidiaries indemnify our general liability carrier for a specific layer of losses. A similar policy written through our subsidiary also provides a portion of our initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations. Even insured losses could result in a serious disruption to our business and delay our receipt of revenue.

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

            We currently maintain insurance coverage against acts of terrorism on all of our properties on an "all risk" basis in the amount of up to $1 billion per occurrence for certified foreign acts of terrorism and $500 million per occurrence for non-certified domestic acts of terrorism. The current federal laws which provide this coverage are expected to operate through 2014. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks in high profile markets could adversely affect our property values, revenues, consumer traffic and tenant sales.

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

Risks Relating to Federal Income Taxes

  The failure of any of our subsidiaries to qualify as a REIT would have adverse tax consequences to us, our unitholders, and Simon Property.

            Two of our subsidiaries have elected to qualify as a REIT. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. If either of the REIT subsidiaries fails to comply with those provisions, and if available relief provisions do not apply:

•
The REIT subsidiary will not be allowed a deduction for distributions to us in computing its taxable income;
•
The REIT subsidiary will be subject to corporate level income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates;
•
Unless entitled to relief under relevant statutory provisions, the REIT subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost; and
•
Simon Property would also fail to qualify as a REIT as a result of the subsidiary's failure and the same adverse consequences would apply to it and its stockholders.

            As a result, net income and funds available for distribution to our unitholders would be reduced for those years in which a REIT subsidiary fails to qualify as a REIT. Although we currently intend to operate the REIT subsidiaries so as to qualify each as a REIT, we cannot assure you we will succeed or that future economic, market, legal, tax or other considerations might cause us to revoke the REIT election of either of the REIT subsidiaries.

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlet centers, The Mills®, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 242 million square feet of gross leasable area, or GLA, of which we own approximately 150.8 million square feet. Total estimated retail sales at the properties in 2007 were approximately $60 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 168 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.3 million square feet of GLA. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 675 anchors, which are mostly national retailers.

            Premium Outlet centers generally contain a wide variety of retailers located in open-air manufacturers' outlet centers. Our 38 Premium Outlet centers range in size from approximately 200,000 to 850,000 square feet of GLA. The Premium Outlet centers are generally located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., and San Francisco; or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas, and Honolulu.

            The Mills portfolio consists of Mills centers, regional malls, and community centers. The 17 Mills centers generally range in size from 1.0 million to 2.3 million square feet of GLA. The Mills centers are located in major metropolitan areas and have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The 16 regional malls typically range in size from 700,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers. The four community centers are adjacent to Mills centers, and contain a mix of big box and other local and national retail tenants.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 67 community/lifestyle centers generally range in size from approximately 100,000 to 900,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other tenants that are usually national retailers among the leaders in their markets. These tenants generally occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 10 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 300,000 square feet of GLA and in total represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our U.S. properties as of December 31, 2007:

	Regional Malls	Premium Outlet Centers	Mills Portfolio (including The Mills and Mills Regional Malls)	Community/ Lifestyle Centers	Other Properties
% of total property annualized base rent	65.9%	11.4%	17.5%	4.9%	0.3%
% of total property GLA	67.7%	6.2%	17.7%	7.7%	0.7%
% of owned property GLA	59.4%	10.0%	20.9%	8.6%	1.1%

            As of December 31, 2007, approximately 93.5% of the owned GLA in regional malls and the retail space of the other properties was leased, approximately 99.7% of owned GLA in the Premium Outlet centers was leased, approximately 94.1% of the owned GLA for the Mills and 89.5% of owned GLA for the Mills regional malls was leased, and approximately 94.1% of owned GLA in the community/lifestyle centers was leased.

            We own 100% of 198 of our properties, effectively control 19 properties in which we have a joint venture interest, and hold the remaining 103 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 310 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data on our regional malls, Premium Outlet centers, the properties acquired in the Mills acquisition, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2007.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	90.2%	353,994	191,341		545,335	Belk Ladies Fashion Store, Belk Men's & Home Store, JCPenney, Sears, Dillard's(6)
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1	%(4)	Acquired 1999	89.0%	229,011	213,811		442,822	Belk, JCPenney, Sears, RC Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	94.9%	191,395	313,268	(18)	504,663	Marshalls, The Home Depot, Linens 'n Things, Filene's Basement, Old Navy
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1	%(4)	Acquired 1999	100.0%	—	204,568		204,568	Borders Books & Music
5.	Auburn Mall	MA	Auburn (Worcester)	Fee	49.1	%(4)	Acquired 1999	92.1%	417,620	173,320		590,940	Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach	Fee	33.3	%(4)	Built 1983	93.8%	1,116,938	662,394		1,779,332	Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0	%(4)(2)	Built 1990	93.9%	754,956	363,249		1,118,205	Belk, Dillard's, JCPenney, Belk Men and Kids, Sears
8.	Bangor Mall	ME	Bangor	Fee	67.4	%(15)	Acquired 2003	95.2%	416,582	236,068		652,650	Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.1%	922,266	506,852		1,429,118	Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, General Cinema
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	93.9%	770,111	432,865		1,202,976	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	98.4%	425,773	274,380		700,153	Younkers, Elder-Beerman, Kohl's, ShopKo, Bay Park Cinema
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	99.7%	355,557	328,589		684,146	Macy's, Sears, Barnes & Noble, Bed Bath & Beyond
13.	Boynton Beach Mall	FL	Boynton Beach (Miami-Fort Lauderdale)	Fee	100.0%		Built 1985	87.9%	714,210	387,830		1,102,040	Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears, Muvico Theatres
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.8%	874,802	443,902		1,318,704	Nordstrom, Macy's, JCPenney, Sears
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.5%	427,730	202,122		629,852	Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	99.7%	467,626	298,874		766,500	Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	91.0%	642,411	537,922		1,180,333	Macy's, Lord & Taylor, Sears, Nordstrom (19), Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2009-2073)(7)	49.1	%(4)	Acquired 1999	98.0%	420,199	303,658		723,857	Macy's, Macy's, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	96.6%	908,481	466,700		1,375,181	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music, AMC Theatres
20.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	79.5%	831,439	459,141	(18)	1,290,580	Macy's, Macy's Furniture Galleries, JCPenney, Sears, Dick's Sporting Goods, Steve & Barry's
21.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	99.4%	381,153	190,383		571,536	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
22.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	87.2%	213,320	219,047		432,367	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
23.	Chesapeake Square	VA	Chesapeake (Virginia Beach-Norfolk)	Fee and Ground Lease (2062)	75.0	%(12)	Built 1989	93.5%	534,760	272,783		807,543	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Target
24.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2010)(7)	100.0%		Built 1974	98.2%	793,716	449,537		1,243,253	Macy's, Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres
25.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	%(4)(2)	Built 1995	88.1%	350,000	432,662	(18)	782,662	Nordstrom, Carson Pirie Scott, United Artists Theatre
26.	Coconut Point	FL	Estero (Cape Coral-Fort Myers)	Fee	50.0	%(4)	Built 2006	94.3%	503,819	498,679		1,002,498	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Muvico Theatres, Super Target(6)
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	%(4)	Acquired 2005	90.4%	547,090	261,372		808,462	Macy's, JCPenney, Gottschalk's, Whole Foods(6)
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	95.0%	356,887	272,925		629,812	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond, Old Navy
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.2%	408,052	365,311		773,363	Macy's, Macy's Mens & Children, JCPenney, Sears, Barnes & Noble, Regal Cinema
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	99.6%	150,847	1,091,384	(18)	1,242,231	Nieman Marcus, Barneys New York
31.	Coral Square	FL	Coral Springs (Miami-Fort Lauderdale)	Fee	97.2%		Built 1984	99.7%	648,144	297,770		945,914	Macy's Mens, Children & Home, Macy's Women, Dillard's, JCPenney, Sears
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	94.6%	395,875	469,150		865,025	Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed, Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.0%	631,556	408,590		1,040,146	Macy's, Dillard's, JCPenney, Sears, Mervyn's, United Artists Theatre
34.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	77.8%	522,119	188,403		710,522	Dillard's, Sears, Target, Barnes & Noble, Old Navy
35.	Crystal Mall	CT	Waterford	Fee	74.6	%(4)	Acquired 1998	90.6%	442,311	350,561		792,872	Macy's, JC Penney, Sears, Old Navy, Regal Cinema, Bed Bath & Beyond(6), Christmas Tree Store(6),(17)
36.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	89.0%	302,495	121,804		424,299	JCPenney, Sears, Belk, Kmart, Gottschalk's
37.	Dadeland Mall	FL	Miami	Fee	50.0	%(4)	Acquired 1997	97.2%	1,132,072	337,869		1,469,941	Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
38.	DeSoto Square	FL	Bradenton (Sarasota-Bradenton)	Fee	100.0%		Built 1973	98.1%	435,467	244,119		679,586	Macy's, Dillard's, JCPenney, Sears
39.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	91.1%	220,000	411,118	(18)	631,118	Neiman Marcus, Macy's, Borders Books & Music, Oakville Grocery, Village Roadshow
40.	Eastland Mall	IN	Evansville	Fee	50.0	%(4)	Acquired 1998	93.5%	489,144	375,242		864,386	Macy's, JCPenney, Dillard's
41.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	97.9%	742,667	309,342		1,052,009	Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
42.	Emerald Square	MA	North Attleboro (Providence—RI-New Bedford)	Fee	49.1	%(4)	Acquired 1999	94.4%	647,372	374,955		1,022,327	Macy's, Macy's Mens & Home Store, JCPenney, Sears
43.	Empire Mall(2)	SD	Sioux Falls	Fee and Ground Lease (2013)(7)	50.0	%(4)	Acquired 1998	93.9%	497,341	547,880		1,045,221	Macy's, Younkers, JCPenney, Sears, Gordmans, Old Navy

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
44.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	%(4)	Built 1989	95.7%	472,729	521,516	(18)	994,245	Nordstrom, Macy's
45.	Fashion Mall at Keystone	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	96.7%	120,000	433,721	(18)	553,721	Saks Fifth Avenue, Crate & Barrel, Nordstrom (19), Keystone Art Cinema
46.	Fashion Valley Mall	CA	San Diego	Fee	50.0	%(4)	Acquired 2001	98.7%	1,053,305	654,841		1,708,146	Saks Fifth Avenue, Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
47.	Firewheel Town Center	TX	Garland (Dallas-Forth Worth)	Fee	100.0%		Built 2005	94.0%	295,532	615,917	(18)	911,449	Dillard's, Macy's, Barnes & Noble, Circuit City, Linens 'n Things, Old Navy, Pier One, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods(6)
48.	Florida Mall, The	FL	Orlando	Fee	50.0	%(4)	Built 1986	99.3%	1,092,465	616,840		1,709,305	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears,(8)
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.6%	327,260	173,314		500,574	JCPenney, Kohl's, Younkers, Sears, Cinema I & II
50.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.7%	—	635,258		635,258
51.	Galleria, The	TX	Houston	Fee and Ground Lease (2029)	31.5	%(4)	Acquired 2002	95.8%	1,233,802	1,113,396		2,347,198	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, University Club
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0	%(4)	Acquired 1998	86.7%	500,809	535,357		1,036,166	JCPenney, Sears, Boscov's, Granite Run 8 Theatres
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	91.3%	879,300	378,457		1,257,757	Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, Atlas Cinema
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009)(7)	49.1	%(4)	Acquired 1999	91.0%	132,634	298,632	(18)	431,266	T.J. Maxx 'N More, Best Buy, DSW(8)
55.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.5%	754,928	488,598		1,243,526	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, AMC Theatres
56.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	99.8%	461,852	291,977		753,829	Macy's, Dillard's, JCPenney, Sears, Best Buy, Linens 'n Things
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	75.0%		Acquired 1998	87.1%	843,609	434,300		1,277,909	Belk, JCPenney, Macy's, Sears, Gwinnett Place Cinema,(8)
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	99.4%	902,400	328,787		1,231,187	Macy's, Dillard's, JCPenney, Sears, Belk
59.	Highland Mall(1)	TX	Austin	Fee and Ground Lease (2070)	50.0	%(4)	Acquired 1998	77.6%	732,000	359,199		1,091,199	Dillard's Women's & Home, Dillard's Men's & Children's, Macy's
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	99.2%	499,284	532,844		1,032,128	Dillard's, Macy's, Sears
61.	Indian River Mall	FL	Vero Beach	Fee	50.0	%(4)	Built 1996	94.5%	445,552	302,881		748,433	Dillard's, Macy's, JCPenney, Sears, AMC Theatres
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.3%	750,888	375,483		1,126,371	Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
63.	Irving Mall	TX	Irving (Dallas-Fort Worth)	Fee	100.0%		Built 1971	96.3%	637,415	404,920		1,042,335	Macy's, Dillard's, Sears, Circuit City, Burlington Coat Factory, Steve & Barry's, General Cinema, (20)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	93.0%	310,095	277,988		588,083	Macy's, Sears, H&M, Movies at Jefferson Valley
65.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4	%(4) (15)	Acquired 2003	96.3%	1,545,812	1,068,085	(18)	2,613,897	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's (Plaza), Macy's (Court), JCPenney, Sears, Crate & Barrel(8)
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	90.5%	597,028	384,569		981,597	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema, Dillard's(8)
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	93.1%	776,397	426,362		1,202,759	Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand
68.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	93.6%	536,500	330,506		867,006	Macy's, JCPenney, Sears, Laguna Hills Cinema, Nordstrom Rack(6), Ulta(6)
69.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0	%(4)	Acquired 1998	83.3%	296,037	239,982		536,019	JCPenney, Sears, Belk, Target, AMC Theatres, Books-A-Million
70.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.8%	745,179	352,513		1,097,692	Dillard's, Macy's, JCPenney, Sears, Regal Cinema
71.	Lehigh Valley Mall	PA	Whitehall (Allentown—Bethlehem)	Fee	37.6	%(4) (15)	Acquired 2003	99.1%	564,353	593,841	(18)	1,158,194	Macy's, Boscov's, JCPenney, Linens 'n Things, Barnes & Noble
72.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	90.6%	873,580	665,010	(18)	1,538,590	Neiman Marcus, Bloomingdale's, Macy's, Crate & Barrel
73.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	%(4)	Acquired 1999	91.3%	498,000	358,291		856,291	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Best Buy, Staples, AC Moore, Old Navy, Pier 1 Imports, K&G Fashion Superstore, Gottschalk's, Lowes Theatre
74.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	90.6%	541,861	203,650		745,511	Macy's, JCPenney, Elder-Beerman, Sears
75.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	96.7%	220,830	201,033		421,863	Kohl's, Carson Pirie Scott
76.	Lindale Mall(1)	IA	Cedar Rapids	Fee	50.0	%(4)	Acquired 1998	85.4%	305,563	387,862		693,425	Von Maur, Sears, Younkers
77.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	95.4%	616,128	338,851		954,979	Macy's, Lord & Taylor, Sears, Steve & Barry's, Barnes & Noble(6), Modell's Sporting Goods(6)
78.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	87.2%	440,917	209,283		650,200	Dillard's, JCPenney, Sears, Bealls,(17)
79.	Mall at Chestnut Hill	MA	Chestnut Hill (Boston)	Lease (2039)(9)	47.2	%(4)	Acquired 2002	97.9%	297,253	180,181		477,434	Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
80.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6	%(4)	Acquired 1999	99.9%	638,111	382,059		1,020,170	JCPenney, Sears, Macy's(8)
81.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5	%(4)(2)	Built 1997	96.9%	210,798	516,222		727,020	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, Circuit City, David's Bridal, Steve & Barry's, Golf Galaxy
82.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.2%	1,069,590	723,886		1,793,476	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Bed Bath & Beyond, Regal Cinema
83.	Mall of New Hampshire, The	NH	Manchester	Fee	49.1	%(4)	Acquired 1999	97.8%	444,889	362,874		807,763	Macy's, JCPenney, Sears, Best Buy, Old Navy, A.C. Moore
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	98.2%	588,822	341,702		930,524	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	93.7%	273,094	120,602		393,696	Sears, Target, MC Sporting Goods(6)(8)
86.	McCain Mall	AR	N. Little Rock	Fee and Ground Lease (2032)(10)	100.0%		Built 1973	96.1%	554,156	221,463		775,619	Dillard's, JCPenney, Sears,(8)
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	83.9%	416,167	294,331		710,498	Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods, Circuit City
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.4%	527,591	794,480	(18)	1,322,071	Nordstrom, Macy's, Barnes & Noble, Steve & Barry's, Cineplex Odeon
89.	Mesa Mall(1)	CO	Grand Junction	Fee	50.0	%(4)	Acquired 1998	83.0%	441,208	441,532		882,740	Sears, Herberger's, JCPenney, Target, Mervyn's
90.	Miami International Mall	FL	Miami	Fee	47.8	%(4)	Built 1982	95.6%	778,784	294,765		1,073,549	Macy's Mens & Home, Macy's Women & Children, Dillard's, JCPenney, Sears
91.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	90.0%	339,113	279,216		618,329	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
92.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	96.5%	429,508	361,507		791,015	JCPenney, Sears, Younkers, Barnes & Noble, Old Navy, DSW
93.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0	%(15)	Acquired 2003	90.0%	684,855	408,873		1,093,728	Macy's, JCPenney, Sears, Boscov's, Dick's Sporting Goods(6)
94.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	90.3%	435,756	203,993		639,749	Macy's, JCPenney, Sears, Elder Beerman
95.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	66.7%	583,711	331,263		914,974	Macy's, Boscov's, Sears
96.	North East Mall	TX	Hurst (Dallas-Fort Worth)	Fee	100.0%		Built 1971	95.6%	1,191,930	452,245		1,644,175	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
97.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6	%(12)	Built 1990	76.4%	310,994	246,540		557,534	Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
98.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	96.6%	612,073	395,328		1,007,401	Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble, Bed Bath & Beyond(6), DSW
99.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	97.9%	665,745	296,457		962,202	Macy's, JCPenney, Sears, Kohl's(6)
100.	NorthPark Mall	IA	Davenport	Fee	50.0	%(4)	Acquired 1998	86.0%	650,456	422,579		1,073,035	Dillard's, Von Maur, Younkers, JCPenney, Sears
101.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1	%(4)	Acquired 1999	89.8%	677,433	692,439		1,369,872	JCPenney, Sears, Filene's Basement, Nordstrom (19), Macy's Home(6)
102.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	96.1%	472,969	221,040		694,009	Macy's, JCPenney, Sears
103.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	93.3%	532,817	314,812	(18)	847,629	Dillard's, Dillard's Mens, Macy's
104.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	95.7%	616,443	274,402		890,845	Macy's, Boscov's, JCPenney, Sears
105.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	95.2%	576,051	382,956		959,007	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
106.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.7%	773,295	438,011		1,211,306	Macy's, Carson Pirie Scott, JCPenney, Sears, Pitt Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
107.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	63.2	%(15)	Acquired 2003	96.0%	762,558	556,333	(18)	1,318,891	Macy's, JCPenney, Sears, Boscov's, United Artists Theatre
108.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	92.9%	387,378	168,111		555,489	Macy's, JCPenney, Sears, Belk
109.	Palm Beach Mall	FL	West Palm Beach (Miami-Fort Lauderdale)	Fee	100.0%		Built 1967	82.3%	749,288	335,023		1,084,311	Dillard's, Macy's, JCPenney, Sears, Borders Books & Music, DSW
110.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	97.3%	588,137	462,399		1,050,536	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
111.	Pheasant Lane Mall	NH	Nashua (Manchester)	(14)	(14)		Acquired 2002	97.0%	555,474	313,095		868,569	JCPenney, Sears, Target(8)
112.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	96.3%	472,385	346,240		818,625	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres
113.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	97.9%	504,796	592,267	(18)	1,097,063	JCPenney, Sears, Cinevista
114.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0	%(12)	Built 1989	86.9%	458,251	322,000		780,251	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
115.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	91.8%	644,124	177,394		821,518	Dillard's, JCPenney, Sears, Macy's, Cinemark Theatres,(8)
116.	Quaker Bridge Mall	NJ	Lawrenceville (Trenton)	Fee	38.0	%(4)(15)	Acquired 2003	97.4%	686,760	412,144		1,098,904	Macy's, Lord & Taylor, JCPenney, Sears
117.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018)(7)	100.0%		Built 1971	59.1%	691,230	225,965		917,195	Sears, Malco Theatres,(8),(17)
118.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	98.4%	685,251	331,663		1,016,914	Macy's, JCPenney, Sears, Barnes & Noble, Steve & Barry's, Loews Theatre
119.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.8%	807,871	557,760	(18)	1,365,631	Macy's, Carson Pirie Scott, JCPenney, Sears, Steve & Barry's, River Oaks 6
120.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	98.0%	786,626	456,720		1,243,346	Macy's, Lord & Taylor, JCPenney, Sears
121.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	88.9%	596,308	285,785		882,093	Dillard's, Macy's, JC Penney, Sears
122.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	98.8%	1,430,425	779,991	(18)	2,210,416	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, Sport Fitness
123.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	93.9%	563,477	458,220		1,021,697	JCPenney, Sears, Nordstrom (19), Old Navy, H&M
124.	Rushmore Mall(1)	SD	Rapid City	Fee	50.0	%(4)	Acquired 1998	91.2%	470,660	361,643		832,303	JCPenney, Herberger's, Sears, Target, Carmike Cinemas
125.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.7%	428,258	270,487		698,745	Macy's, Mervyn's, Sears
126.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0	%(4)(2)	Built 1995	92.5%	768,798	369,098		1,137,896	Macy's, Dillard's, Belk, JCPenney, Sears, United Artists Theatre
127.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	98.9%	677,215	472,775		1,149,990	Saks Fifth Avenue, Nordstrom, Macy's (2 locations)
128.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5	%(4)(2)	Built 1999	90.5%	—	514,559		514,559	NikeTown, Barnes & Noble, GameWorks, Virgin Megastore, Z Gallerie, LA Fitness, AMC Theatres
129.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	%(4)	Acquired 1995	92.2%	794,315	517,201		1,311,516	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble(6)
130.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1	%(4)	Acquired 1999	94.6%	538,843	371,627		910,470	Macy's, JCPenney, Sears, Linens 'n Things, Regal Cinema

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
131.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.8%	655,987	484,424		1,140,411	Macy's, Sears, Boscov's, Barnes & Noble, Carmike Cinemas
132.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.9%	547,287	623,808		1,171,095	Macy's, Lord & Taylor, Sears, Filene's Basement, Nordstrom (19)
133.	Southern Hills Mall(1)	IA	Sioux City	Fee	50.0	%(4)	Acquired 1998	93.4%	372,937	425,694		798,631	Younkers, JCPenney, Sears, Sheel's Sporting Goods, Barnes & Noble, Carmike Cinemas
134.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	94.0%	811,858	383,830		1,195,688	Macy's, Dillard's, JCPenney, Sears, Tinseltown USA
135.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(11)	100.0%		Acquired 2002	99.8%	1,044,742	569,557		1,614,299	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel
136.	SouthPark Mall	IL	Moline (Davenport—IA-Moline)	Fee	50.0	%(4)	Acquired 1998	83.3%	578,056	445,948		1,024,004	Dillard's, Von Maur, Younkers, JCPenney, Sears, Old Navy
137.	SouthRidge Mall(1)	IA	Des Moines	Fee	50.0	%(4)	Acquired 1998	70.8%	388,752	498,080		886,832	JCPenney, Younkers, Sears, Target, Steve & Barry's,(8)
138.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0	%(4)(15)	Acquired 2005	86.9%	367,176	221,592		588,768	Macy's,(8)
139.	Square One Mall	MA	Saugus (Boston)	Fee	49.1	%(4)	Acquired 1999	95.6%	608,601	321,446		930,047	Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Old Navy, Dick's Sporting Goods
140.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	94.0%	631,602	350,858		982,460	Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, Cineplex Odeon
141.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	%(4)	Built 2005	96.7%	653,291	562,667		1,215,958	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Old Navy
142.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	97.2%	849,153	528,696	(18)	1,377,849	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
143.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	90.9%	432,936	322,443		755,379	Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
144.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	96.2%	575,837	341,916		917,753	Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Mervyn's, Sears, AMC Theatres
145.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	95.1%	797,895	405,638		1,203,533	Nordstrom(6), Macy's, JCPenney, Sears, David's Bridal
146.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.9%	537,790	323,516		861,306	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
147.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	88.2%	682,169	402,314		1,084,483	Macy's, Dillard's, JCPenney, Sears, Century Theatres
148.	Town Center at Boca Raton	FL	Boca Raton (Miami-Fort Lauderdale)	Fee	100.0%		Acquired 1998	95.4%	1,085,312	539,482		1,624,794	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
149.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	95.4%	866,381	406,582		1,272,963	Belk, Macy's, JCPenney, Sears, Macy's Furniture
150.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	91.7%	779,490	357,126		1,136,616	Dillard's, Von Maur, JCPenney, Sears
151.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	77.9%	619,269	333,162		952,431	Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
152.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	97.8%	511,372	348,748		860,120	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Regal Cinema
153.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	100.0%	725,298	370,820		1,096,118	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Old Navy, AMC Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
154.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	73.5%	478,449	230,657		709,106	JCPenney, Sears, Belk, University Dollar Movies
155.	University Park Mall	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1979	97.2%	499,876	319,992		819,868	Macy's, JCPenney, Sears, Barnes & Noble(6)
156.	Upper Valley Mall	OH	Springfield (Dayton—Springfield)	Fee	100.0%		Built 1971	89.6%	479,418	249,495		728,913	Macy's, JCPenney, Sears, Elder-Beerman, Steve & Barry's, MC Sporting Goods(6), Chakeres Theatres
157.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	80.3%	389,781	240,508		630,289	Dillard's, JCPenney, Mervyn's, Sears, Marshalls, Steve & Barry's, Circuit City(6)
158.	Valley Mall	VA	Harrisonburg	Fee	50.0	%(4)	Acquired 1998	86.9%	315,078	190,714		505,792	JCPenney, Belk, Target, Old Navy,(8)
159.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	98.0%	506,639	280,803		787,442	Macy's, Dillard's Men's, Dillard's Women's, Children's & Home, JCPenney, Sears
160.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	99.2%	742,214	287,011		1,029,225	Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
161.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	89.4%	616,109	347,185		963,294	Macy's(16), Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Steve & Barry's, Kerasotes Theatres
162.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	90.7%	716,811	281,378		998,189	Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory, Hollywood Cinema
163.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	%(4)	Acquired 1991	95.0%	878,311	451,685		1,329,996	Belk, Dillard's, JCPenney, Belk, Sears, Regal Cinema
164.	Westchester, The	NY	White Plains (New York)	Fee	40.0	%(4)	Acquired 1997	98.5%	349,393	478,269	(18)	827,662	Neiman Marcus, Nordstrom
165.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	92.0%	716,939	496,024		1,212,963	Macy's, JCPenney, Sears, Target
166.	White Oaks Mall	IL	Springfield	Fee	77.5%		Built 1977	89.5%	556,831	378,427		935,258	Macy's, Bergner's, Sears, Linens 'n Things, Cost Plus World Market, Dick's Sporting Goods, Kerasotes Theatres
167.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	98.1%	761,648	505,733		1,267,381	Macy's, Dillard's, JCPenney, Sears, Malco Theatres
168.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.5%	706,159	392,529		1,098,688	Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								98,270,239	65,778,819		164,049,058

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	Premium Outlet Centers
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	98.9%	—	429,534	429,534	Banana Republic, Calvin Klein, Coach, Gap Outlet, Kenneth Cole, Lucky Brand Jeans, Nike, Polo Ralph Lauren, Tommy Hilfiger
2.	Allen Premium Outlets	TX	Allen (Dallas-Ft. Worth)	Fee	100.0%	Acquired 2004	100.0%	—	441,492	441,492	Ann Taylor, Brooks Brothers, Calvin Klein, Cole Haan, J.Crew, Kenneth Cole, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	98.2%	—	300,218	300,218	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Michael Kors, Nautica, Polo Ralph Lauren, Saks Fifth Avenue Off 5th,Tommy Hilfiger
4.	Camarillo Premium Outlets	CA	Camarillo	Fee	100.0%	Acquired 2004	100.0%	—	454,091	454,091	Ann Taylor, Banana Republic, Barneys New York, Coach, Diesel, Giorgio Armani, Hugo Boss, Kenneth Cole, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	—	287,931	287,931	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Polo Ralph Lauren, Theory
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%	—	439,445	439,445	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	—	437,800	437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Kate Spade, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony
8.	Clinton Crossing Premium Outlets	CT	Clinton (New Haven)	Fee	100.0%	Acquired 2004	100.0%	—	276,163	276,163	Banana Republic, Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	100.0%	—	163,815	163,815	Adidas, Bass, Carter's, Gap Outlet, Liz Claiborne, Samsonite, Van Heusen
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	100.0%	—	498,838	498,838	Burberry, Coach, Dior, Giorgio Armani, Gucci, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Space (Prada, Miu Miu), Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	—	377,772	377,772	Adidas, Ann Taylor, Anne Klein, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	99.7%	—	299,328	299,328	BCBG Max Azria, Bebe, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Liz Claiborne, Nautica, Nike, Saks Fifth Avenue Off 5th
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	99.8%	—	577,305	577,305	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Sony, Timberland, Tommy Hilfiger
14.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%	—	285,775	285,775	Banana Republic, Brooks Brothers, Calvin Klein, Gap Outlet, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Tommy Hilfiger
15.	Johnson Creek Premium Outlets	WI	Johnson Creek (Milwaukee)	Fee	100.0%	Acquired 2004	100.0%	—	277,585	277,585	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Lands' End, Nike, Polo Ralph Lauren, Tommy Hilfiger
16.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2009)	100.0%	Acquired 2004	100.0%	—	264,425	264,425	Anne Klein, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Polo Ralph Lauren, Puma, Reebok, Timberland, Tommy Hilfiger
17.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.7%	—	525,298	525,298	Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Kenneth Cole, Neiman Marcus Last Call, Nike, Polo Ralph Lauren
18.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	—	477,002	477,002	Adidas, Calvin Klein, Coach, Nautica, Nike, Reebok, Timberland, Tommy Hilfiger, VF Outlet
19.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	—	434,978	434,978	A/X Armani Exchange, Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dolce & Gabbana, Elie Tahari, Kenneth Cole, Lacoste, Polo Ralph Lauren
20.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	100.0%	—	463,288	463,288	Ann Taylor, Barneys New York, Burberry, Coach, Crate & Barrel, Kenneth Cole, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Williams-Sonoma
21.	Liberty Village Premium Outlets	NJ	Flemington	Fee	100.0%	Acquired 2004	100.0%	—	173,067	173,067	Brooks Brothers, Calvin Klein, Cole Haan, J.Crew, Liz Claiborne, Michael Kors, Polo Ralph Lauren, Tommy Hilfiger
22.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	99.4%	—	454,314	454,314	Ann Taylor, Banana Republic, Burberry, Coach, Coldwater Creek, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger
23.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	100.0%	—	179,348	179,348	Ann Taylor, Banana Republic, Barneys New York, Calvin Klein, Coach, Cole Haan, J.Crew, Kenneth Cole, Nautica, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
24.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	100.0%	—	539,757	539,757	Ann Taylor, Banana Republic, Calvin Klein, Coach, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Williams-Sonoma
25.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	—	435,695	435,695	Barneys New York, Burberry, Coach, Diesel, Dior, Fendi, Giorgio Armani, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory
26.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	98.5%	—	391,435	391,435	Adidas, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Polo Ralph Lauren, Tommy Hilfiger
27.	Petaluma Village Premium Outlets	CA	Petaluma (Santa Rosa)	Fee	100.0%	Acquired 2004	100.0%	—	195,982	195,982	BCBG Max Azria, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
28.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	96.9%	—	425,242	425,242	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Gap Outlet, Guess, J.Crew, Michael Kors, Neiman Marcus Last Call, Nike, Puma, Sony, Tommy Hilfiger, Waterford Wedgwood
29.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	100.0%	—	403,207	403,207	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, Nike, Sony, Tommy Hilfiger
30.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	100.0%	—	431,621	431,621	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Theory, Cinemark Theatres
31.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2035)	100.0%	Built 2005	100.0%	—	402,668	402,668	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Kenneth Cole, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
32.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%	Acquired 2004	99.4%	—	328,489	328,489	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
33.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2009)(7)	100.0%	Acquired 2004	100.0%	—	411,774	411,774	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Coldwater Creek, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
34.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	—	442,041	442,041	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, J.Crew, Nike, Polo Ralph Lauren, Restoration Hardware
35.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	—	209,846	209,846	A/X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
36.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	100.0%	—	417,577	417,577	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, VF Outlet

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
37.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	100.0%	—	844,246	844,246	Banana Republic, Burberry, Chanel, Coach, Dior, Dolce & Gabbana, Giorgio Armani, Gucci, Lacoste, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
38.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	98.8%	—	615,713	615,713	Banana Republic, Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragmo, Sony, Williams-Sonoma

	Total U.S. Premium Outlet Centers GLA								—	15,014,105	15,014,105

	Community/Lifestyle Centers
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	90.8%	35,773	167,452	203,225	Barnes & Noble
2.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	96.5%	467,513	162,846	630,359	Best Buy, T.J. Maxx N More, Office Max, Old Navy, Linens 'n Things, Wal-Mart, Circuit City, Dick's Sporting Goods, Jo-Ann Fabrics
3.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%	20,450	18,043	38,493
4.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	—	71,794	Regal Cinema
5.	Chesapeake Center	VA	Chesapeake (Virginia Beach-Norfolk)	Fee	100.0%		Built 1989	98.3%	213,651	92,284	305,935	K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture
6.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0	%(4)(18)	Built 2004	94.7%	161,281	337,218	498,499	Dick's Sporting Goods, Wild Oats Natural Marketplace, DSW, Circuit City Superstore
7.	Cobblestone Court	NY	Victor (Rochester)	Fee and Ground Lease (2038)(7)	35.0	%(4)(13)	Built 1993	99.4%	206,680	58,781	265,461	Dick's Sporting Goods, Kmart, Office Max
8.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	76.2%	327,418	76,338	403,756	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
9.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	35.0	%(4)(13)	Built 1989	66.5%	201,993	76,977	278,970	JCPenney(6),(8)
10.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	98.7%	134,320	34,518	168,838	Belk, Food Lion
11.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	50.3	%(15)	Acquired 2003	97.5%	81,368	20,374	101,742	Lane Home Furnishings, ACME Grocery
12.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0	%(4)	Acquired 1998	96.1%	161,849	13,790	175,639	Marshalls, Toys 'R Us, Bed Bath & Beyond
13.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	56.0%	152,451	37,810	190,261	Marshalls, Toys 'R Us,(8)(17)
14.	Empire East(1)	SD	Sioux Falls	Fee	50.0	%(4)	Acquired 1998	98.1%	275,089	22,189	297,278	Kohl's, Target, Bed Bath & Beyond
15.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3	%(4)(13)	Built 1992	100.0%	169,043	80,615	249,658	Burlington Coat Factory, Circuit City Superstore, Offenbacher's
16.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	270,840	89,528	360,368	Kohl's, Marshalls, Michael's, Factory Card Outlet, Office Max, T.J. Maxx, Bed Bath & Beyond, Petco, Babies R' Us, Toys R' Us(6),(8)
17.	Gaitway Plaza	FL	Ocala	Fee	23.3	%(4)(13)	Built 1989	97.2%	123,027	85,713	208,740	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
18.	Gateway Shopping Centers	TX	Austin	Fee	95.0%		2004	98.8%	396,494	115,870	512,364	Star Furniture, Best Buy, Linens 'n Things, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, The Container Store, Old Navy, Regal Cinema,(17)
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	159,194	4,910	164,104	Circuit City, Michael's, Best Buy, Cost Plus World Market, Linens 'n Things
20.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	134,141	21,178	155,319	Best Buy, Kohl's
21.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	76.0%		Acquired 2003	100.0%	72,683	34,690	107,373	Staples, Genuardi's Family Market
22.	Highland Lakes Center	FL	Orlando	Fee	100.0	%(15)	Built 1991	79.2%	352,405	140,871	493,276	Marshalls, Bed Bath & Beyond, American Signature Furniture, Save-Rite Supermarkets, Ross Dress for Less, Office Max, Burlington Coat Factory, K&G Menswear,(8)
23.	Indian River Commons	FL	Vero Beach	Fee	50.0%		Built 1997	100.0%	233,358	22,524	255,882	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
24.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	52,231	59,287	111,518	Sheplers, Macy's Home Store, Mervyn's
25.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	100.0%	—	29,140	29,140
26.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%	171,563	8,900	180,463	Office Max,(8)(17)
27.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	96.3%	170,789	44,673	215,462	Home Owners Bargain Outlet,(8)
28.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	93.6%	261,856	109,396	371,252	Factory Card Outlet, Linens 'n Things, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Loehmann's
29.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	98.5%	307,966	79,479	387,445	Linens 'n Things, T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Cost Plus World Market, Toys 'R Us
30.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	89.0%	189,584	47,294	236,878	Kohl's, Hobby Lobby, T.J. Maxx
31.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	100.0%	229,820	13,446	243,266	Wal-Mart, PetsMart, The Home Depot
32.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	63.2	%(15)	Acquired 2003	100.0%	251,224	16,007	267,231	Burlington Coat Factory, Circuit City, Lane Home Furnishings, AC Moore, Michaels, T.J. Maxx, Home Goods
33.	MacGregor Village	NC	Cary (Raleigh)	Fee	100.0%		Acquired 2004	80.4%	—	144,997	144,997	Spa Health Club, Tuesday Morning
34.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.7%	341,503	99,109	440,612	Best Buy, American Signature Furniture, T.J. Maxx, Nordstrom Rack, Staples, Target
35.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	49,051	41,476	90,527	Best Buy, Bed Bath & Beyond
36.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%	88,470	13,635	102,105	Rose's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
37.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	87.1%	230,885	40,070	270,955	Michael's, Dominick's, Value City Department Store,(8)
38.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	271,626	27,195	298,821	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
39.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	83.6%	24,912	66,736	91,648	Goody's, Jo-Ann Fabrics
40.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	99.3%	190,323	114,747	305,070	Hobby Lobby, Office Max, Fun In Motion, Minnesota Fabrics, Burlington Coat Factory
41.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	99.6%	43,247	123,308	166,555	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
42.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	78.8%	136,404	71,841	208,245	Target, Cinema Grill
43.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	99.5%	199,021	59,025	258,046	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy(6), Ashley Furniture
44.	Park Plaza	KY	Hopkinsville	Fee	100.0%		Built 1968	96.6%	82,398	32,526	114,924	Big Lots, Peddler's Mall
45.	Plaza at Buckland Hills, The	CT	Manchester (Hartford)	Fee	35.0	%(4)(13)	Built 1993	97.1%	252,179	82,214	334,393	Linens 'n Things, Jo-Ann Fabrics, Party City, The Maytag Store, Toys 'R Us, Michaels, PetsMart,(17)
46.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	95.5%	235,642	51,831	287,473	Wal-Mart, Sam's Wholesale Club
47.	Ridgewood Court	MS	Jackson	Fee	35.0	%(4)(13)	Built 1993	96.9%	185,939	54,732	240,671	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
48.	Rockaway Convenience Center	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	90.9%	99,556	50,086	149,642	Best Buy, Acme, Office Depot
49.	Rockaway Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	407,501	51,327	458,828	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods, AMC Theatres
50.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderdale)	Fee	35.0	%(4)(13)	Built 1989	100.0%	124,479	74,830	199,309	K Mart, Stein Mart
51.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2055)	100.0%		Built 2006	97.1%	199,921	231,656	431,577	Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics, Circuit City
52.	Shops at North East Mall, The	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1999	98.2%	265,595	99,148	364,743	Michael's, PetsMart, Old Navy, Pier 1 Imports, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble(6)
53.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	72.2%	286,306	108,826	395,132	Jo-Ann Fabrics, K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Gallo,(8)
54.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	43.4%	98,337	2,750	101,087	Circuit City, Pep Boys
55.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	93.2%	289,252	57,441	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
56.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	85,811	4,711	90,522	Best Buy, Barnes & Noble
57.	University Center	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1980	87.7%	104,347	46,177	150,524	Michael's, Best Buy, Linens 'n Things
58.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.0	%(4)(13)	Built 1990	98.2%	414,593	134,982	549,575	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Wal-Mart, Marsh, Menards, Regal Cinema
59.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%	21,500	28,607	50,107
60.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.5%	622,244	329,625	951,869	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
61.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	89.5%	182,161	71,459	253,620	Famous Footwear, T.J. Maxx, Toys 'R Us, Target
62.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	23.3	%(4)(13)	Built 1989	98.2%	263,782	121,477	385,259	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
63.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	23.3	%(4)(13)	Built 1989	97.2%	123,548	39,606	163,154	Sports Authority, PetsMart, Burlington Coat Factory
64.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	98.9%	275,703	115,723	391,426	T.J. Maxx, Office Max, Kohl's Babies 'R Us, Kids 'R Us, Country Market
65.	Whitehall Mall	PA	Whitehall	Fee	38.0	%(15)(4)	Acquired 2003	90.5%	493,475	94,647	588,122	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym
66.	Willow Knolls Court	IL	Peoria	Fee	35.0	%(4)(13)	Built 1990	99.7%	341,328	41,049	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14
67.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	81.4%	395,071	219,614	614,685	Kohl's, Target, Linens 'n Things, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								13,483,958	5,069,324	18,553,282

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	Other Properties
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%	Acquired 2004	100.0%	—	151,256	151,256	Bass, Dressbarn, Kasper, L'eggs Hanes Bali Playtex, Liz Claiborne, Rack Room Shoes, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Ground Lease (2021)	100.0%	Acquired 2004	78.2%	—	269,307	269,307	Carter's, Crocs, Izod, Jones New York, Pendleton, Reebok, Tuesday Morning
3.	Factory Stores of America- Boaz	AL	Boaz	Ground Lease (2012)	100.0%	Acquired 2004	81.6%	—	111,909	111,909	Banister/Easy Spirit, Bon Worth, VF Outlet
4.	Factory Stores of America- Georgetown	KY	Georgetown	Fee	100.0%	Acquired 2004	97.7%	—	176,615	176,615	Bass, Dressbarn, Van Heusen
5.	Factory Stores of America- Graceville	FL	Graceville	Fee	100.0%	Acquired 2004	100.0%	—	83,962	83,962	Factory Brand Shoes, Van Heusen, VF Outlet
6.	Factory Stores of America- Lebanon	MO	Lebanon	Fee	100.0%	Acquired 2004	100.0%	—	86,249	86,249	Dressbarn, Van Heusen, VF Outlet
7.	Factory Stores of America- Nebraska City	NE	Nebraska City	Fee	100.0%	Acquired 2004	97.8%	—	89,646	89,646	Bass, Dressbarn, VF Outlet
8.	Factory Stores of America- Story City	IA	Story City	Fee	100.0%	Acquired 2004	85.3%	—	112,405	112,405	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%	Acquired 2004	100.0%	—	223,402	223,402	Adidas, Bass, Carter's, Coach, Gap Outlet, Izod, Nike, Nine West, Samsonite, Van Heusen, VF Outlet
10.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%	Acquired 2004	88.0%	—	286,924	286,924	Branson Meadows Cinemas, Dressbarn, VF Outlet

	Total Other GLA							—	1,591,675	1,591,675

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%		Acquired 2007	97.8%	594,294	657,941	1,252,235	Marshalls, Last Call Nieman Marcus, Off 5th Saks Fifth Avenue, Linens N Things, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Virgin Megastore, Hi-Health, Harkins Cinemas, IMAX Theatre
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6	%(2)	Acquired 2007	99.2%	669,935	619,767	1,289,702	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Modell's, Neiman Marcus Last Call, OFF 5TH Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, Old Navy, T.J. MAXX, Muvico Theatres
3.	Cincinnati Mills	OH	Cincinnati	Fee	50.0%		Acquired 2007	77.8%	931,475	510,696	1,442,171	Bass Pro Shops, OFF 5th Saks Fifth Avenue Outlet, Burlington Coat Factory, Kohl's, Wonderpark, Steve & Barry's University Sportswear, Urban Behavior, Bigg's, Guitar Center, Berean Christian Store, Babies 'R' Us, Metropolis, Showcase Cinemas, Danbarry Cinemas
4.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8	%(2)	Acquired 2007	82.1%	452,746	650,246	1,102,992	Borders Books Music Café, Eddie Bauer Outlet, Last Call Clearance Center from Neiman Marcus, Off Broadway Shoe Warehouse, OFF 5TH Saks Fifth Avenue Outlet, Sports Authority, United Artists Theatre, Steve & Barry's(5)
5.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6	%(2)	Acquired 2007	97.0%	659,384	694,140	1,353,524	Bass Pro Shops Outdoor World, Burlington Coat Factory, Off 5th Saks Fifth Avenue, FYE, The Children's Place Outlet, Blacklion, Dave & Buster's, NIKE, TJ Maxx, Group USA, Sun & Ski, Books-a-Million, AC Moore, Old Navy, Bed Bath & Beyond, Circuit City, NASCAR Speedpark, AMC Theatres
6.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0	%(2)	Acquired 2007	96.3%	594,140	589,249	1,183,389	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Lunar Golf, Neiman Marcus Last Call, Medieval Times, Off 5th Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, ROSS Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Urban Behavior, Woodward Skatepark of Atlanta, Dave & Buster's, Steve & Barry's, AMC Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
7.	Franklin Mills	PA	Philadelphia	Fee	50.0%		Acquired 2007	87.8%	818,295	924,917	1,743,212	Dave & Buster's, JC Penney Outlet Store, Burlington Coat Factory, Marshalls HomeGoods, Steve & Barry's, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Off 5th Saks Fifth Avenue, Last Call Neiman Marcus, Sears Appliance Outlet, H&M, Woodward Skatepark, AMC Theatres
8.	Grapevine Mills	TX	Grapevine (Dallas-Ft. Worth)	Fee	29.6	%(2)	Acquired 2007	95.8%	803,372	974,691	1,778,063	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Dr. Pepper STARSCENTER, Forever 21, Group USA—The Clothing Co. JCPenney Outlet, Last Call Neiman Marcus, Marshalls, NIKE, OFF 5th Saks Fifth Avenue, Old Navy, Sears, Steve & Barry's, Sun & Ski Sports, Virgin Megastore, Western Warehouse, Woodward Skatepark, Gameworks, AMC Theatres
9.	Great Mall of the Bay Area	CA	Milpitas (San Jose)	Fee	24.5	%(2)	Acquired 2007	93.6%	657,506	721,172	1,378,678	Last Call Nieman Marcus, Sports Authority, Group USA, Old Navy, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Off 5th Saks Fifth Avenue, NIKE, Steve & Barry's(5), Century Theatres,(8)
10.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%		Acquired 2007	97.0%	952,662	863,966	1,816,628	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, Circuit City, H & M, JCPenny Outlet Store, Kohl's, Marshall's Home Goods, Off 5th—Saks Fifth Avenue Outlet, Rink Side Sports, Sears Grand, The Sports Authority, TJ Maxx, Value City, VF Outlet, AMC Theatres
11.	Katy Mills	TX	Katy (Houston)	Fee	31.3	%(2)	Acquired 2007	90.7%	581,053	1,006,847	1,587,900	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E.-For Your Entertainment, Marshalls, Neiman Marcus Last Call Clearance Center, Off 5th Saks Fifth Avenue Outlet, Steve and Barry's, Sun & Ski Sports, American Theatres, Circuit City(6)
12.	Ontario Mills	CA	Ontario	Fee	25.0%		Acquired 2007	94.5%	809,476	672,834	1,482,310	Burlington Coat Factory, Totally for Kids, NIKE, Gameworks, The Children's Place Outlet, Cost Plus World Market, Marshalls, JCPenney Outlet, Off 5th Saks Fifth Avenue Outlet, Bed Bath & Beyond, Nordstrom Rack, Steve & Barry's, Dave & Busters, Virgin Megastore, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres,(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
13.	Opry Mills	TN	Nashville	Fee	24.5	%(2)	Acquired 2007	94.2%	531,676	625,555	1,157,231	Bass Pro Shops Outdoor World, Dave & Buster's, The Gibson Showcase, Bed Bath & Beyond, Off 5th Saks Fifth Avenue Outlet, Barnes & Noble Booksellers, Old Navy Clothing Co., Off Broadway Shoe Warehouse, Nike Factory Store, Sun & Ski Sports, BLACKLION, Regal Cinema, Forever(5)
14.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%		Acquired 2007	96.9%	771,623	791,957	1,563,580	Group USA, Marshall's, TJ Maxx, Sears Appliance Outlet, Old Navy, JCPenney Outlet, Urban Behavior, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack and Off 5th Saks Fifth Avenue Outlet, Costco Warehouse, The Children's Place, AMC Theatres
15.	Sawgrass Mills	FL	Sunrise (Miami-Ft. Lauderdale)	Fee	50.0%		Acquired 2007	98.5%	959,158	1,292,910	2,252,068	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenny Outlet Store, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Ron Jon Surf Shop, The Sports Authority, Super Target, TJ Maxx, VF Factory Outlet, Wannado City, FYE, Off Broadway Shoes, Regal Cinema
16.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0	%(2)	Acquired 2007	82.1%	681,219	510,447	1,191,666	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, Circuit City, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinema
17.	The Block at Orange	CA	Orange (Los Angeles)	Fee	25.0	%(2)	Acquired 2007	97.8%	307,795	410,986	718,781	Dave & Buster's, The Power House, Ron Jon Surf Shop, Vans Skatepark, Virgin Megastore, Steve & Barry's, Lucky Strike Lanes, Borders Books & Music, Hilo Hattie, Off 5th Saks Fifth Avenue, AMC Theatres

	Subtotal The Mills®								11,775,809	12,518,321	24,294,130

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Major Tenants
	Mills Regional Malls
18.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%		Acquired 2007	94.2%	608,118	353,185		961,303	Macy's, JCPenney, Sears, Von Maur
19.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0	%(2)	Acquired 2007	85.5%	1,341,701	1,057,981	(18)	2,399,682	Macy's Men's, Macy's Women's, Macy's Home & Furnishings, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
20.	Dover Mall	DE	Dover	Fee	34.1%		Acquired 2007	98.3%	140,000	747,043		887,043	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
21.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%		Acquired 2007	89.4%	544,140	352,940		897,080	Dillard's, Dillard's Men's, Macy's(6) (20)
22.	Falls, The	FL	Miami	Fee	25.0%		Acquired 2007	95.0%	455,000	352,654		807,654	Bloomingdale's, Macy's, Regal Cinema
23.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%		Acquired 2007	83.8%	555,915	322,238		878,153	Macy's, Sears, H&M
24.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%		Acquired 2007	84.3%	748,551	326,001		1,074,552	JCPenny, Sears, Macy's, Wal-Mart, Steve & Barry's(6)
25.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%		Acquired 2007	87.4%	639,289	398,608		1,037,897	Macy's, Lord & Taylor, JCPenney, Sears
26.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%		Acquired 2007	93.3%	746,568	380,762		1,127,330	Macy's, Macy's, Sears, JCPenney
27.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%		Acquired 2007	78.0%	735,682	333,901		1,069,583	Boscov's, Macy's, JCPenney, Sears, The Movies at Marley Station
28.	Meadowood Mall	NV	Reno	Fee	25.0%		Acquired 2007	91.0%	609,840	274,682		884,522	Macy's Men's, Macy's, Sears, and JCPenney
29.	Northpark Mall	MS	Ridgeland (Jackson)	Fee	50.0%		Acquired 2007	93.8%	646,725	311,610		958,335	Dillard's, JCPenney, Belk, United Artists Theatre
30.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%		Acquired 2007	87.4%	404,666	339,088		743,754	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble
31.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%		Acquired 2007	87.4%	817,320	525,191		1,342,511	Macy's, JCPenney, Marshall's, American Theatres(8)
32.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%		Acquired 2007	88.3%	874,925	352,492		1,227,417	JC Penney, Sears, Kohl's, Boston Store, Steve & Barry's, Linens N Things, Cost Plus World Market, Carmike Cinemas(8)
33.	Stoneridge Mall	CA	Pleasanton (San Francisco)	Fee	25.0%		Acquired 2007	97.9%	841,454	459,265		1,300,719	Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney

	Subtotal Mills Regional Malls								10,709,894	6,887,641		17,597,535

	Mills Community Centers
34.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6	%(2)	Acquired 2007	100.0%	77,472	24,141		101,613	Circuit City, Michael's, Staples
35.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%		Acquired 2007	100.0%	216,870	13,813		230,683	BJ's Wholesale Club, Garden Ridge
36.	Denver West Village	CO	Lakewood	Fee	18.8%		Acquired 2007	92.5%	202,306	107,790		310,096	Barnes & Noble, Bed Bath & Beyond, Office Max, Old Navy, Wild Oats, United Artists
37.	Liberty Plaza	PA	Philadelphia	Fee	50.0%		Acquired 2007	98.2%	319,255	52,211		371,466	Wal-Mart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers								815,903	197,955		1,013,858

	Total Mills Properties								23,301,606	19,603,917		42,905,523

	Total U.S. Properties GLA								135,055,803	107,057,840		242,113,643

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	PROPERTIES UNDER CONSTRUCTION					Expected Opening
1.	Pier Park	FL	Panama City Beach	Fee	100.0%	3/08					Dillard's, JCPenney, Target (open), Old Navy, Borders, Grand Theatres
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	3/08					JCPenney (open), Borders, Dick's Sporting Goods, Old Navy, Steinmart, Bed Bath & Beyond, DSW, Ulta
3.	Houston Premium Outlets	TX	Houston	Fee	100.0%	3/08					Adidas, Banana Republic, Coach, Cole Haan, Elie Tahari, Juicy Couture, Michael Kors, Nike, True Religion, Tommy Hilfiger
4.	Jersey Shore Premium Outlets	NJ	Tinton Falls	Fee	100.0%	11/08					Brooks Brothers, Calvin Klein, Elie Tahari, Guess, J. Crew, Michael Kors, Theory, NIKE, Timberland, Tommy Hilfiger

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

(17)
Indicates anchor has closed, but the Operating Partnership still collects rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

Arsenal Mall—105,807 sq. ft.	Lenox Square—2,674 sq. ft.
Century III Mall—35,929 sq. ft.	Menlo Park Mall—50,615 sq. ft.
Circle Centre Mall—9,123 sq. ft.	Oak Court Mall—126,319 sq. ft.
Copley Place—856,586 sq. ft.	Oxford Valley Mall—109,832 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Plaza Carolina—28,192 sq. ft.
Fashion Mall at Keystone, The—10,927 sq. ft.	River Oaks Center—118,311 sq. ft.
Firewheel Town Center—75,000 sq. ft.	Roosevelt Field—1,610 sq. ft.
Greendale Mall—119,860 sq. ft.	Stanford Shopping Center—5,748 sq. ft.
The Plaza & Court at King of Prussia—13,627 sq. ft.	The Westchester—820 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.	Del Amo Fashion Center—113,000 sq. ft.
(19)
Nordstrom to open stores in locations previously operated by others at Burlington Mall (2008), Ross Park Mall (2008), Fashion Mall at Keystone (2008), South Shore Plaza (2009), and Northshore Mall (2009).

(20)
Vacant anchor store owned by another company

International Properties

            Our interests in properties outside the United States are all owned through international joint venture arrangements.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2007:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A., or GCI	49.0%	44	Italy
Simon Ivanhoe S.à.r.l., or Simon Ivanhoe	50.0%	7	France, Poland

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. Simon Ivanhoe and its wholly-owned subsidiary are fully integrated European retail real estate developers, owners and managers.

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is also our partner in GCI, or are anchored by the hypermarket Carrefour in France and Poland. Certain of the properties in Italy are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan and Carrefour are the two largest hypermarket operators in Europe.

  Other International Investments

            We also hold real estate interests in six joint ventures in Japan, one in Mexico, and one in South Korea. The six joint ventures in Japan operate Premium Outlet centers in various cities in Japan and are held in joint ventures with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). These centers have over 1.6 million square feet of GLA and were all 100% leased as of December 31, 2007. They contain 600 stores with approximately 300 different tenants. The Premium Outlet center in Mexico is 88% leased as of December 31, 2007, and the Premium Outlet center in South Korea is 100% leased as of December 31, 2007.

            The following summarizes these eight Premium Outlet centers in international joint ventures:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Toki Premium Outlets — Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Kobe-Sanda Premium Outlets — Kobe, Japan	40.0%
Punta Norte Premium Outlets — Mexico City, Mexico	50.0%
Yeoju Premium Outlets — Yeoju, South Korea	50.0%

            We also have begun construction on Sendai Izumi Premium Outlets, a 172,000 square foot center located in Sendai, Japan. We have a 40% interest in this property consistent with the ownership structure of our other Japanese investments. Also, through a joint venture arrangement with MSREF and SZITIC CP, we have a 32.5% interest in five shopping centers that are under construction in China aggregating 2.5 million square feet of GLA.

            The following property table summarizes certain data on our properties that are under operation in Europe, Japan, Mexico, and South Korea at December 31, 2007.

Simon Property Group, L.P. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Fee	50.0%		2003	159,900	416,900	576,800	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Fee	50.0%		2004	—	348,900	348,900	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Fee	17.5%		1992	109,800	63,300	173,100	Auchan
4.	Villabé A6	Villabé (Paris)	Fee	7.5%		1992	124,900	159,400	284,300	Carrefour
5.	Wasquehal	Wasquehal (Lille)	Fee	50.0%		2006	131,300	123,400	254,700	Carrefour

	Subtotal France						525,900	1,111,900	1,637,800
	ITALY
6.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	41,200	41,600	82,800	Cityper
7.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	38,900	55,900	94,800	Cityper
8.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	48,000	114,300	162,300	Cityper
9.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
10.	Bari — Modugno	Modugno (Bari)	Fee	49.0%		2004	96,900	46,600	143,500	Auchan, euronics, Decathlon
11.	Brescia — Mazzano	Mazzano (Brescia)	Fee / Leasehold (2)	49.0	%(2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
12.	Brindisi-Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	88,000	140,600	228,600	Auchan
13.	Cagliari — Santa Gilla	Cagliari	Fee / Leasehold (2)	49.0	%(2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
14.	Catania — La Rena	Catania	Fee	49.0%		1998	124,100	22,100	146,200	Auchan
15.	Cinisello	Cinisello (Milano)	Fee	49.0%		2007	125,000	250,600	375,600	Auchan
16.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
17.	Giugliano	Giugliano (Napoli)	Fee	49.0	%(5)	2006	130,000	624,500	754,500	Auchan
18.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
19.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
20.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	74,300	17,100	91,400	Auchan
21.	Nola — Volcano Buono	Nola (Napoli)	Fee	22.1%		2007	142,900	733,100	876,000	Auchan, Coin, Holiday Inn, Media World
22.	Padova	Padova	Fee	49.0%		1989	73,300	32,500	105,800	Auchan
23.	Palermo	Palermo	Fee	49.0%		1990	73,100	9,800	82,900	Auchan
24.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	56,300	56,000	112,300	Auchan
25.	Pescara	Pescara	Fee	49.0%		1998	96,300	65,200	161,500	Auchan
26.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
27.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
28.	Porta Di Roma	Roma	Fee	19.6%		2007	624,800	630,600	1,255,400	Auchan, Leroy Merlin, UGC Theatres, Ikea, Media World, Decathlon
29.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	59,500	4,100	63,600	Auchan
30.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee / Leasehold (2)	49.0	%(2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
31.	Taranto	Taranto	Fee	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
32.	Torino	Torino	Fee	49.0%		1989	105,100	66,700	171,800	Auchan
33.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
34.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	114,100	132,600	246,700	Auchan
35.	Vicenza	Vicenza	Fee	49.0%		1995	78,400	20,100	98,500	Auchan
36.	Ancona	Ancona	Leasehold (3)	49.0	%(3)	1993	82,900	82,300	165,200	Auchan
37.	Bergamo	Bergamo	Leasehold (3)	49.0	%(3)	1976	103,000	16,900	119,900	Auchan
38.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	%(3)	1972	89,900	27,600	117,500	Auchan

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
39.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	%(3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
40.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	%(3)	1989	83,300	16,000	99,300	Auchan
41.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	%(3)	1976	73,500	88,500	162,000	Auchan, Bricocenter
42.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	%(3)	2005	163,800	120,100	283,900	Auchan
43.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	%(3)	1991	83,800	27,800	111,600	Auchan
44.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	%(3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
45.	Olbia	Olbia	Leasehold (3)	49.0	%(3)	1993	74,600	133,000	207,600	Auchan
46.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	%(3)	1998	62,700	84,900	147,600	Auchan
47.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	%(3)	1995	—	35,600	35,600
48.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	%(3)	1986	61,800	32,300	94,100	Auchan
49.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	%(3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						4,475,700	5,742,800	10,218,500
									—
	POLAND
50.	Arkadia Shopping Center	Warsaw	Fee	50.0%		2004	202,200	900,800	1,103,000	Carrefour, Leroy Merlin, Media Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
51.	Wilenska Station Shopping Center	Warsaw	Fee	50.0%		2002	92,700	215,900	308,600	Carrefour

	Subtotal Poland		Fee				294,900	1,116,700	1,411,600
									—
	JAPAN
52.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%		2000	—	380,100	380,100	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
53.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease	40.0%		2007	—	193,500	193,500	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory
54.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%		2000	—	320,600	320,600	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
55.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%		2003	—	316,500	316,500	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
56.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%		2005	—	230,300	230,300	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
57.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%		2004	—	240,400	240,400	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan						—	1,681,400	1,681,400
	MEXICO
54.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%		2004	—	231,900	231,900	Christian Dior, Sony, Nautica, Levi's, Nike, Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico						—	231,900	231,900
	SOUTH KOREA
55.	Yeoju Premium Outlets	Yeoju	Fee	50.0%		2007	—	249,900	249,900	Armani, Burberry, Dunhill, Ermenegildo Zegna, Salvatore Ferragamo

	Subtotal South Korea						—	249,900	249,900

	TOTAL INTERNATIONAL ASSETS						5,296,500	10,134,600	15,431,100

FOOTNOTES:

(1)
All gross leasable area listed in square feet.
(2)
This property is held partially in fee and partially encumbered by a leasehold on the premise which entitles the lessor to the majority of the economics of the portion of the property subject to the leasehold.
(3)
These properties are encumbered by a leasehold on the entire premises which entitles the lessor the majority of the economics of the property
(4)
Represents the sales area of the anchor and excludes any warehouse/storage areas.
(5)
On April 4, 2007, Gallerie Commerciali Italia (the Italian joint venture in which the Company owns a 49% interest) acquired the remaining 60% interest in the shopping gallery at this center, which consists of 177,600 square feet of leasable area. The Company owns a 19.6% interest in the retail parks at this center, which consist of 446,900 square feet of leasable area.

  Land Held for Development

            We have direct or indirect ownership interests in four parcels of land held in the United States for future development, containing an aggregate of approximately 300 acres located in three states.

            Also, on December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. and Meritage Homes Corp. to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. The principal use of the land upon attaining entitled status is the development of single-family homesites by our partners. As a result of the recent downturn in the residential market, during the fourth quarter of 2007 we recorded an impairment charge of $55.1 million, $35.6 million net of tax benefit, representing our entire investment in this joint venture entity, including interest capitalized on our invested equity.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other debt encumbering our properties and the properties held by our international joint venture arrangements. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Debt on Portfolio Properties

As of December 31, 2007
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$28,206		$2,216		10/10/12
Arsenal Mall — 1	6.75%		30,842		2,724		10/10/08
Arsenal Mall — 2	8.20%		1,199		286		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		96,217		6,154		07/01/13
Bloomingdale Court	7.78%		27,080	(4)	2,578		11/01/09
Brunswick Square	5.65%		84,581		5,957		08/11/14
Carolina Premium Outlets — Smithfield	9.10%		19,973	(6)	2,114		03/10/13
Century III Mall	6.20%		83,261	(9)	6,541		10/10/12
Chesapeake Square	5.84%		71,771		5,162		08/01/14
College Mall — 1	7.00%		30,953	(8)	3,908		01/01/09
College Mall — 2	6.76%		10,492	(8)	935		01/01/09
Copley Place	5.25	% (1)	191,000		10,028	(2)	08/01/10	(3)
Coral Square	8.00%		84,489		8,065		10/01/10
The Crossings Premium Outlets	5.85%		55,385		4,649		03/13/13
Crossroads Mall	6.20%		41,816		3,285		10/10/12
Crystal River	7.63%		15,135		1,385		11/11/10	(25)
Dare Centre	9.10%		1,663	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		3,189		284		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,289	(6)	983		03/10/13	(25)
Factory Stores of America — Boaz	9.10%		2,717	(6)	287		03/10/13	(25)
Factory Stores of America — Georgetown	9.10%		6,438	(6)	681		03/10/13	(25)
Factory Stores of America — Graceville	9.10%		1,912	(6)	202		03/10/13	(25)
Factory Stores of America — Lebanon	9.10%		1,607	(6)	170		03/10/13	(25)
Factory Stores of America — Nebraska City	9.10%		1,510	(6)	160		03/10/13	(25)
Factory Stores of America — Story City	9.10%		1,867	(6)	198		03/10/13	(25)
Forest Mall	6.20%		16,746	(10)	1,316		10/10/12
Forest Plaza	7.78%		14,853	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		533,470		34,564		12/01/10
Gateway Shopping Center	5.89%		87,000		5,124	(2)	10/01/11
Gilroy Premium Outlets	6.99%		62,423	(7)	6,236		07/11/08	(25)
Greenwood Park Mall — 1	7.00%		25,924	(8)	3,273		01/01/09
Greenwood Park Mall — 2	6.76%		54,206	(8)	4,831		01/01/09
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12
Henderson Square	6.94%		14,846		1,270		07/01/11
Highland Lakes Center	6.20%		15,436	(9)	1,213		10/10/12
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	6.99%		78,372	(20)	6,724		08/11/11
Kittery Premium Outlets	6.99%		10,334	(7)	1,028		07/11/08	(25)
Knoxville Center	6.99%		59,348	(20)	5,092		08/11/11
Lake View Plaza	7.78%		19,744	(4)	1,880		11/01/09
Lakeline Plaza	7.78%		21,647	(4)	2,061		11/01/09
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lighthouse Place Premium Outlets	6.99%		43,073	(7)	4,286		07/11/08	(25)
Lincoln Crossing	7.78%		2,988	(4)	285		11/01/09
Longview Mall	6.20%		31,338	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,689	(6)	708		03/10/13	(25)
Mall of Georgia	7.09%		188,621		16,649		07/01/10
Markland Mall	6.20%		22,172	(10)	1,742		10/10/12
Matteson Plaza	7.78%		8,695	(4)	828		11/01/09
Midland Park Mall	6.20%		32,369	(10)	2,543		10/10/12
Montgomery Mall	5.17%		91,018		6,307		05/11/14	(25)
Muncie Plaza	7.78%		7,518	(4)	716		11/01/09
Northfield Square	6.05%		29,742		2,485		02/11/14
Northlake Mall	6.99%		68,466	(20)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,169	(6)	865		03/10/13	(25)

Oxford Valley Mall	6.76%		77,451		7,801		01/10/11
Palm Beach Mall	6.20%		51,781		4,068		10/10/12
Penn Square Mall	7.03%		67,079		6,003		03/01/09	(25)
Plaza Carolina — Fixed	5.10%		92,405		7,085		05/09/09
Plaza Carolina — Variable Capped	5.50	% (29)	93,840		7,369		05/09/09	(3)
Plaza Carolina — Variable Floating	5.50	% (1)	56,303		4,421		05/09/09	(3)
Port Charlotte Town Center	7.98%		51,517		4,680		12/11/10	(25)
Regency Plaza	7.78%		4,075	(4)	388		11/01/09
Richmond Towne Square	6.20%		45,466	(10)	3,572		10/10/12
SB Boardman Plaza Holdings	5.94%		23,490		1,682		07/01/14
SB Trolley Square Holding	9.03%		28,116		2,880		08/01/10
St. Charles Towne Plaza	7.78%		26,083	(4)	2,483		11/01/09
Stanford Shopping Center	3.60	% (11)	220,000		7,920	(2)	09/11/08
Summit Mall	5.42%		65,000		3,768	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	34,558		3,768		01/01/26
Tacoma Mall	7.00%		124,796		10,778		10/01/11
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne East Square — 1	7.00%		42,678		4,711		01/01/09
Towne East Square — 2	6.81%		21,879		1,958		01/01/09
Towne West Square	6.99%		51,302	(20)	4,402		08/11/11
University Park Mall	5.45	% (1)	100,000		5,450	(2)	07/09/10	(3)
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Washington Square	5.94%		30,552		2,194		07/01/14
Waterloo Premium Outlets	6.99%		34,692	(7)	3,452		07/11/08	(25)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,254	(4)	500		11/01/09
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.78%		16,031	(4)	1,526		11/01/09
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.00%		80,144		7,185		01/01/09	(25)

Total Consolidated Secured Indebtedness			$5,253,059

Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	4.98	% (15)	$1,798,000		$89,451	(2)	01/11/11	(3)
Revolving Credit Facility — Yen Currency	1.08	% (15)	215,593		2,323	(2)	01/11/11	(3)
Revolving Credit Facility — Euro Currency	4.66	% (15)	338,019		15,739	(2)	01/11/11	(3)
Unsecured Notes — 2B	7.00%		150,000		10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(14)	02/09/09
Unsecured Notes — 6B	7.75%		200,000		15,500	(14)	01/20/11
Unsecured Notes — 8A	6.35%		350,000		22,225	(14)	08/28/12
Unsecured Notes — 8B	5.38%		150,000		8,063	(14)	08/28/08
Unsecured Notes — 9A	4.88%		300,000		14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%		400,000		18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%		500,000		26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14 A	5.75%		400,000		23,000	(14)	05/01/12
Unsecured Notes — 14 B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15 A	5.60%		600,000		33,600	(14)	09/01/11
Unsecured Notes — 15 B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16 A	5.00%		600,000		30,000	(14)	03/01/12
Unsecured Notes — 16 B	5.25%		650,000		34,125	(14)	12/01/16
Mandatory Par Put Remarketed Securities	7.00%		200,000		14,000	(14)	06/15/08	(16)

			11,051,612
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 3	3.50%		100,000		3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%		50,000		4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%		150,000		12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		100,000		6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		150,000		9,000	(14)	01/15/13

			550,000

Total Consolidated Unsecured Indebtedness			11,926,612

Total Consolidated Indebtedness at Face Amounts			17,179,671
Fair Value Interest Rate Swaps			(90)	(24)
Net Premium on Indebtedness			63,901
Net Discount on Indebtedness			(24,808)

Total Consolidated Indebtedness			$17,218,674	(19)

Joint Venture Indebtedness:
Secured Indebtedness:
Apple Blossom Mall	7.99%		$37,689		$3,607		09/10/09
Arizona Mills	7.90%		136,017		10,752		10/05/10
Arkadia Shopping Center	5.63	% (31)	150,673		8,481	(2)	05/31/12
Arundel Marketplace	5.92%		11,784		884		01/01/14
Arundel Mills	6.14%		385,000		23,639	(2)	08/01/14
Atrium at Chestnut Hill	6.89%		45,338		3,880		03/11/11	(25)
Auburn Mall	7.99%		44,123		4,222		09/10/09
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		74,226		5,325		04/01/13
Bay 1 (Torcy)	5.38	% (31)	20,721		1,115	(2)	05/31/11
Bay 2 (Torcy)	5.38	% (31)	77,304		4,158	(2)	06/30/11
Block at Orange	6.25%		220,000		13,753	(2)	10/01/14
Briarwood Mall — 1	3.93%		192,402		7,569	(2)	11/01/09
Briarwood Mall — 2	5.11%		1,548		79	(2)	09/01/09
Cape Cod Mall	6.80%		92,100		7,821		03/11/11
Castleton Storage	6.65	% (1)	4,636		308	(2)	07/31/09	(3)
Changshu SZITIC	7.18	% (39)	27,140		1,949	(2)	04/10/17
Circle Centre Mall	5.02%		74,276		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	5.60	% (1)	2,700		151	(2)	04/16/10
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	5.75	% (1)	15,500		891	(2)	07/14/10
Colorado Mills	6.18	% (38)	170,000		10,506	(2)	11/12/09
Concord Mills Mall	6.13%		169,612		13,208		12/07/12
Concord Marketplace	5.76%		13,715		1,013		02/01/14
Crystal Mall	5.62%		98,213		7,319		09/11/12	(25)
Dadeland Mall	6.75%		186,553		15,566		02/11/12	(25)
Del Amo	6.55	% (1)	326,513		21,387	(2)	01/10/08
Denver West Village	8.15%		22,515		2,153		10/01/11
Discover Mills — 1	7.32%		23,700		1,735	(2)	12/11/11
Discover Mills — 2	6.08%		135,000		8,212	(2)	12/11/11
Domain Residential	5.75	% (1)	29,810		1,714	(2)	03/03/11	(3)
Dover Mall & Commons	6.55	% (37)	83,756	(35)	5,486	(2)	02/01/12	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		134,642		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Esplanade, The	6.55	% (37)	75,136	(35)	4,921	(2)	02/01/12	(3)
Falls, The	4.34%		148,200		6,432	(2)	11/01/09
Fashion Centre Pentagon Retail	6.63%		154,540		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	5.35	% (30)	40,000		2,140	(2)	07/09/09	(3)
Fashion Valley Mall — 1	6.49%		155,843		13,218		10/11/08	(25)
Fashion Valley Mall — 2	6.58%		29,124		1,915	(2)	10/11/08	(25)
Firewheel Residential	6.45	% (1)	19,939		1,286	(2)	06/20/11	(3)
Florida Mall, The	7.55%		250,721		22,766		12/10/10
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	6.55	% (37)	125,566	(35)	8,225	(2)	02/01/12	(3)
Galleria Commerciali Italia — Facility A	5.73	% (18)	358,954		26,938		12/22/11	(3)
Galleria Commerciali Italia — Facility B	5.83	% (27)	354,932		28,200		12/22/11
Galleria Commerciali Italia — Cinisello 1	5.48	% (32)	110,144		6,035	(2)	03/31/08
Galleria Commerciali Italia — Cinisello 2	5.38	% (33)	42,670		2,295	(2)	03/31/08
Galleria Commerciali Italia — Giugliano	5.33	% (34)	41,241		2,198	(2)	10/20/13
Galleria Commerciali Italia — Catania	5.48	% (5)	20,064		1,099	(2)	12/15/09
Gaitway Plaza	4.60%		13,900	(17)	640	(2)	07/01/15
Granite Run Mall	5.83%		119,812		8,622		06/01/16
Grapevine Mills	6.47%		145,160		11,720		10/01/08
Grapevine Mills II	8.39%		13,622		1,324		11/05/08
Great Mall of the Bay Area	4.80%		175,000		8,400	(2)	09/01/08
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	2.00%		7,878	(26)	1,165		10/25/14
Gotemba Premium Outlets — Variable	1.61	% (12)	60,154	(26)	4,494		02/28/13
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hamilton Town Center	5.60	% (1)	36,677		2,054	(2)	03/31/08
Hangzhou	7.18	% (40)	16,284		1,170	(2)	06/15/17

Highland Mall	6.83%		65,865		5,634		07/10/11
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
Katy Mills	6.69%		148,000		9,906	(2)	01/09/13
King of Prussia Mall — 1	7.49%		151,396		20,118		01/01/17
King of Prussia Mall — 2	8.53%		10,564		1,388		01/01/17
Kobe Premium Outlets	1.35%		18,799	(26)	770		01/31/12
Lakeforest Mall	4.90%		141,050		6,904	(2)	07/08/10
Lehigh Valley Mall	5.16	% (36)	150,000		7,740	(2)	08/09/10	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Chestnut Hill	8.45%		13,966		1,396		02/01/10
Mall at Rockingham	5.61%		260,000		17,931		03/10/17
Mall at Tuttle Crossing	5.05%		118,180		7,774		11/05/13
Mall of New Hampshire — 1	6.96%		94,588		8,345		10/01/08	(25)
Mall of New Hampshire — 2	8.53%		7,890		786		10/01/08
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	5.19	% (38)	182,000		9,442	(2)	11/01/09	(3)
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		95,904		6,533		10/01/13
Mills Senior Loan Facility	5.85	% (1)	773,000		45,221	(2)	06/07/12	(3)
Net Leases I	7.96%		26,326		2,096	(2)	10/10/10
Net Leases II	9.35%		21,049		1,968	(2)	01/10/23
Northpark Mall — Mills	6.55	% (37)	105,543	(35)	6,913	(2)	02/01/12	(3)
Northshore Mall	5.03%		207,850		13,566		03/11/14	(25)
Ontario Mills	6.75%		128,192		11,286		12/01/08
Ontario Mills II	8.01%		9,828		925		01/05/09
Opry Mills	6.16%		280,000		17,248	(2)	10/10/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Plaza at Buckland Hills, The	4.60%		24,800	(17)	1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		20,790		2,407		04/01/16
Ridgewood Court	4.60%		14,650	(17)	674	(2)	07/01/15
Rinku Premium Outlets	2.19%		36,998	(26)	4,935		11/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	2.39%		34,755	(26)	7,094		05/31/16
Sawgrass Mills	5.82%		850,000		49,470	(2)	07/01/14
Shops at Riverside, The	5.40	% (1)	130,000		7,020	(2)	11/14/11	(3)
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
St. John's Town Center Phase II	5.25	% (1)	64,000		3,360	(2)	02/12/10	(3)
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12	(3)
Seminole Towne Center	5.25	% (22)	70,000		3,675	(2)	07/09/09	(3)
Shops at Sunset Place, The	5.35	% (21)	87,469		6,701		05/09/09	(3)
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		111,379		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
Southdale Center	5.18%		186,550		9,671	(2)	04/01/10
SouthPark Residential	6.00	% (1)	41,141		2,468	(2)	12/31/10	(3)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/12
Springfield Mall	5.70	% (1)	76,500		4,361	(2)	12/01/10	(3)
Square One	6.73%		88,763		7,380		03/11/12
Stoneridge Shopping Center	4.69	% (38)	293,800		13,785	(2)	11/01/09
Surprise Grand Vista	10.61%		298,161		31,640	(2)	12/28/10
Toki Premium Outlets	1.45	% (12)	19,962	(26)	3,313		10/31/11
Tosu Premium Outlets	2.20%		20,379	(26)	2,024		01/31/14
University Storage	6.65	% (1)	5,288		352	(2)	07/31/09	(3)
Valley Mall	5.83%		46,602		3,357		06/01/16
Villabe A6 — Bel'Est	5.68	% (31)	12,917		734	(2)	08/31/11
Village Park Plaza	4.60%		29,850	(17)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(17)	865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10

Whitehall Mall	6.77%		12,663		1,282		11/01/08
Wilenska Station Shopping Center	6.08	% (31)	44,091		2,680	(2)	08/31/11

Total Joint Venture Secured Indebtedness at Face Amounts			$16,191,865
Unsecured Indebtedness:
Galleria Commerciali Italia—Facility C	4.93	% (1)	189,562	(28)	9,348	(2)	12/22/08
Trust Preferred Unsecured Securities	7.38%		100,000		7,375	(2)	03/30/09	(3)

Total Joint Venture Unsecured Indebtedness			289,562
Net Premium on Indebtedness			26,350
Net Discount on Indebtedness			(701)

Total Joint Venture Indebtedness			$16,507,076	(23)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 37.5 bps to 205 bps. LIBOR as of December 31, 2007 was 4.60%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven Properties are cross-collateralized and cross-defaulted.

(5)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.80%. Debt consists of a Euros 14.7 million tranche with Euros 13.6 million is drawn.

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

(11)
Simultaneous with the issuance of this loan, the Operating Partnership entered into a $70 million notional amount variable rate swap agreement which is designated as a hedge against this loan. As of December 31, 2007, after including the impacts of this swap, the terms of the loan are effectively $150 million fixed at 3.60% and $70 million variable rate at 4.60%.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 50 bps to 187.5 bps. Yen LIBOR as of December 31, 2007 was 0.7025%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2007.

(14)
Requires semi-annual payments of interest only.

(15)
$3,500,000 Credit Facility. As of December 31, 2007, the Credit Facility bears interest at LIBOR + 0.375% and provides for different pricing based upon the Operating Partnership's investment grade rating. As of December 31, 2007, $1.1 billion was available after outstanding borrowings and letter of credits.

(16)
The MOPPRS have an actual maturity of June 15, 2028, but are subject to mandatory redemption on June 15, 2008.

(17)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(18)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.05%. Debt consists of a Euros 258.5 million tranche of which Euros 243.7 million is drawn.

(19)
Our share of consolidated indebtedness was $16,933,771.

(20)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(22)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(23)
Our share of joint venture indebtedness was $6,568,403.

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

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 22,221.8 million

(27)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 241.0 million is drawn.

(28)
Debt is denominated in Euros and bears interest at Euribor + 0.650%. Debt consists of a Euros 150 million tranche of which Euros 128.7 million is drawn.

(29)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(30)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(31)
Associated with these loans are interest rate swap agreements with a total combined Euro 199.3 million notional amount that effectively fixed these loans at a combined 4.75%.

(32)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.70%. Debt consists of a Euros 75 million tranche which Euros 74.8 million is drawn.

(33)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.80%. Debt consists of a Euros 30 million tranche which Euros 29.0 million is drawn.

(34)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.65%. Debt consists of a Euros 55 million tranche which Euros 28.0 million is drawn.

(35)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(36)
LIBOR + 0.560%, with LIBOR capped at 7.00%.

(37)
LIBOR + 1.950%, with LIBOR capped at 6.00%.

(38)
Associated with these loans are an interest rate swap agreement that effectively fixes the interest rate of the loans.

(39)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 95% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 250 million tranche which CNY 200 million is drawn.

(40)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 95% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 250 million tranche which CNY 120 million is drawn.

Mortgage and Other Debt on Portfolio Properties

As of December 31, 2007
(Dollars in thousands)

Changes in Mortgages and Other Indebtedness

The changes in mortgages and other indebtedness for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Balance, Beginning of Year	$15,394,489	$14,106,117	$14,586,393
Additions during period:
New Loan Originations	3,362,732	2,810,239	2,484,264
Loans assumed in acquisitions and consolidations	399,545	192,272	—
Net Premium/(Discount) and other	(1,669)	(5,031)	(11,328)
Deductions during period:
Loan Retirements	(1,862,145)	(1,619,148)	(2,764,438)
Loans Related to Deconsolidations	—	—	(100,022)
Amortization of Net (Premiums)/Discounts	(13,661)	(25,784)	(33,710)
Scheduled Principal Amortization	(60,617)	(64,176)	(55,042)

Balance, End of Year	$17,218,674	$15,394,489	$14,106,117

Item 3.    Legal Proceedings

            In November of 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain of our properties violated gift certificate statutes and consumer protection laws in those states. We filed our own actions for declaratory relief in Federal district courts in each of the three states. We have also been named as a defendant in two other state court proceedings in New York which have been brought by private parties as purported class actions. They allege violation of state consumer protection and contract laws and seek a variety of remedies, including unspecified damages and injunctive relief.

            In 2006, we received a judgment in our favor in the Federal district court in New Hampshire. The First Circuit Court of Appeals affirmed that ruling on May 30, 2007, holding that the current gift card program is a banking product and state law regulation is preempted by federal banking laws. The First Circuit Court of Appeals did not, however, rule on the question of whether the gift card program as it existed prior to January 1, 2005, was similarly exempt from state regulation. In February 2007, we entered into a voluntary, no-fault settlement with the New Hampshire Attorney General relating to the gift card program in New Hampshire as it existed prior to January 1, 2005. The New Hampshire litigation was dismissed at that time.

            In October 2007, the Second Circuit Court of Appeals issued a ruling in the case brought by the Connecticut Attorney General holding that the Connecticut gift card statute could be applied to the gift card program as it existed prior to January 1, 2005, and could prohibit the charging of administrative fees but could not prohibit the use of expiration dates on gift cards.

            We believe we have viable defenses under both state and federal laws to the pending gift card actions in Massachusetts, Connecticut and New York. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe they will have any material adverse affect on our financial position, results of operations or cash flow.

            We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 4.    Submission of Matters to a Vote of Security Holders

            None.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on the units:

Declared Distributions
2006
1st Quarter	$0.76
2nd Quarter	0.76
3rd Quarter	0.76
4th Quarter	0.76
2007
1st Quarter	$0.84
2nd Quarter	0.84
3rd Quarter	0.84
4th Quarter	0.84

  Holders

            The number of holders of record of units was 262 as of March 5, 2008.

  Distributions

            We make distributions to our limited and general partners in order to maintain Simon Property's qualification as a REIT. Simon Property is required each year to distribute to its stockholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined at the discretion of Simon Property's Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2007, Simon Property redeemed all of its outstanding shares of its Series G Cumulative Redeemable Preferred Stock. Simon Property sold shares of its Series L Variable Rate Redeemable Preferred Stock to an institutional investor for $150.0 million. We issued 6,000,000 Series L Variable Rate Redeemable Preferred Units to Simon Property for cash proceeds in the amount of $150.0 million. We used the proceeds to fund the redemption of the Series G Cumulative Redeemable Preferred Units held by Simon Property at the time that Simon Property redeemed its Series G preferred stock. The issuance of Series L preferred units and other units to Simon Property were exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2) as private offerings. We redeemed the Series L preferred units in the fourth quarter of 2007 for a price equal to their liquidation value plus accrued dividends.

  Issuer Purchases of Equity Securities

            On July 26, 2007, the Simon Property Board of Directors authorized the repurchase of up to $1.0 billion of Simon Property common stock over the next twenty-four months as market conditions warrant. Simon Property may repurchase shares in the open market or in privately negotiated transactions. As of December 31, 2007, the program had remaining availability of approximately $950.7 million. There were no purchases under this program during the fourth quarter of 2007. If Simon Property acquires shares, then we would repurchase an equal number of our units from Simon Property.

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

	As of or for the Year Ended December 31,
	2007	2006	2005	2004 (1)	2003
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$3,650,799	$3,332,154	$3,166,853	$2,585,079	$2,227,373
Income from continuing operations	519,304	563,443	353,407	350,830	433,963
Net income available to common unitholders	$436,164	$486,145	$401,895	$300,647	$412,532
BASIC EARNINGS PER UNIT:
Income from continuing operations	$2.09	$2.20	$1.27	$1.49	$1.48
Discontinued operations	(0.13)	—	0.55	(0.04)	0.18

Net income	$1.96	$2.20	$1.82	$1.45	$1.66

Weighted average units outstanding	281,035	279,567	279,825	265,405	248,926
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$2.08	$2.19	$1.27	$1.48	$1.47
Discontinued operations	(0.13)	—	0.55	(0.04)	0.18

Net income	$1.95	$2.19	$1.82	$1.44	$1.65

Diluted weighted average units outstanding	281,813	280,471	280,696	266,272	249,750
Distributions per unit (2)	$3.36	$3.04	$2.80	$2.60	$2.40
BALANCE SHEET DATA:
Cash and cash equivalents	$501,982	$929,360	$337,048	$520,084	$529,036
Total assets	23,605,662	22,084,455	21,131,039	22,070,019	15,522,063
Mortgages and other indebtedness	17,218,674	15,394,489	14,106,117	14,586,393	10,266,388
Partners' equity	$3,563,383	$3,979,642	$4,307,296	$4,642,606	$4,213,993
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,455,745	$1,273,367	$1,170,371	$1,080,532	$945,092
Investing activities	(2,036,921)	(601,851)	(52,434)	(2,745,697)	(760,000)
Financing activities	$153,798	$(79,204)	$(1,300,973)	$1,649,626	$(46,700)
Ratio of Earnings to Fixed Charges (3)	1.53x	1.73x	1.56x	1.63x	1.65x

Notes

(1)
On October 14, 2004 we acquired the former Chelsea Property Group, Inc. In the accompanying financial statements, Note 2 describes the basis of presentation and Note 4 describes acquisitions and disposals.

(2)
Represents distributions declared per period.

(3)
The ratios for 2004 and 2003 have been restated for the reclassification of discontinued operations described in Note 3.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the consolidated financial statements and notes thereto that are included in this report.

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We own, develop, and manage retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of December 31, 2007, we owned or held an interest in 320 income- producing properties in the United States, which consisted of 168 regional malls, 67 community/lifestyle centers, 38 Premium Outlet centers, 37 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 37 Mills properties acquired, 17 of these are The Mills, 16 are regional malls, and four are community centers. We also own interests in four parcels of land held in the United States for future development. In the United States, we have four new properties currently under development aggregating approximately 2.75 million square feet which will open during 2008. Internationally, we have ownership interests in 51 European shopping centers (France, Italy, and Poland); six Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one Premium Outlet center in South Korea. Also, through a joint venture arrangement, we have a 32.5% interest in five shopping centers under construction in China.

            We generate the majority of our revenues from leases with retail tenants including:

•
Base minimum rents,

•
Overage and percentage rents based on tenants' sales volume, and

•
Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

            Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

            We seek growth in earnings and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

•
Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,

•
Expanding and re-tenanting existing franchise locations at competitive market rates,

•
Adding mixed-use elements to properties through our asset intensification initiatives, including the addition of multifamily housing, condominiums, hotels and self-storage facilities,

•
Acquiring high quality real estate assets or portfolios of assets, and

•
Selling non-core assets.

            We also grow by generating supplemental revenues from the following activities:

•
Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

•
Offering property operating services to our tenants and others, including: waste handling and facility services, as well as major capital expenditures such as roofing, parking lots and energy systems,

•
Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and,

•
Generating interest income on cash deposits and loans made to related entities.

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance existing assets' profitability and market share when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in major metropolitan areas that exhibit strong population and economic growth.

            We routinely review and evaluate acquisition opportunities based on their ability to complement our portfolio. Lastly, we are selectively expanding our international presence. Our international strategy includes partnering with established real estate companies and financing international investments with local currency to minimize foreign exchange risk.

            To support our growth, we employ a three-fold capital strategy:

•
Provide the capital necessary to fund growth,

•
Maintain sufficient flexibility to access capital in many forms, both public and private, and

•
Manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

Results Overview

            Diluted earnings per unit decreased $0.24 during 2007, or 11.0%, to $1.95 from $2.19 for 2006. The 2007 results include $19.0 million of lease settlements related to two department store closures, our share of the gain on sale of assets in Poland of $90.6 million, and $39.1 million of interest income attributable to loans made to The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively "Mills") and SPG-FCM Ventures, LLC ("SPG-FCM"), net of inter-entity eliminations, and increases in portfolio operations. Also included in 2007 were $28.0 million in losses on sale of discontinued operations (net of limited partners' interest) and a $35.6 million charge, net-of-tax benefit, related to the impairment of our investment in an Arizona land joint venture investment. Included in the 2006 results is a $34.4 million gain from the sale of partnership interests in Simon Ivanhoe, S.i.r.l., or Simon Ivanhoe, one of our European joint ventures, to a new partner, an $86.5 million gain related to our receipt of capital transaction proceeds, and recognition of $15.6 million in income during 2006 from a property in which we had a beneficial interest, representing the right to receive cash flow, capital distributions, and related profits and losses, and increases in portfolio operations.

            Core business fundamentals remained strong during 2007. Regional mall comparable sales per square foot ("psf") increased in 2007, by 3.2% to $491 psf from $476 psf in 2006, reflecting stable retail sales activity. Our regional mall average base rents increased 4.8% to $37.09 psf from $35.38 psf. In addition, our regional mall leasing spreads were $5.64 psf as of December 31, 2007, compared to $6.48 psf as of December 31, 2006, principally as a result of leasing larger "big box" spaces in 2007, which are generally at a lower rent per square foot as compared to traditional in-line retail stores. The operating fundamentals of the Premium Outlet centers, The Mills centers, and community/lifestyle centers also contributed to the improved 2007 operating results, as seen in the section entitled "United States Portfolio Data". Finally, regional mall occupancy was 93.5% as of December 31, 2007, as compared to 93.2% as of December 31, 2006.

            During 2007, SPG-FCM, an entity in which we indirectly hold a 50% interest, completed the Mills acquisition, which adds an additional 37 properties and over 42 million square feet of gross leasable area to our portfolio. The properties are generally located in major metropolitan areas and consist of a combination of traditional anchor tenants, local and national retailers, and a number of larger "big box" tenants. The acquisition required an equity investment of $650.0 million by us, as well as our providing loans to SPG-FCM and Mills in various amounts throughout 2007 to effect the initial successful tender offer, and to acquire all remaining common and preferred equity, and to pay various costs of the transaction. We also serve as manager of the properties acquired in this transaction, which is more fully discussed in the "Liquidity and Capital Resources" section.

            We continue to identify additional opportunities in various international markets. We continue to focus on our joint venture interests in Europe, Japan, and other market areas abroad. In 2005, we realigned the interests in Simon Ivanhoe with the result that our ownership and that of our new partner, Ivanhoe Cambridge, Inc., were increased to 50% each in the first quarter of 2006. In 2007, we increased our presence in Europe and Asia with the opening of Cinisello in Italy, a 376,000 square-foot center, Porta di Roma in Italy, a 1,300,000 square-foot center, Nola-Vulcano Buono in Italy, a 876,000 square-foot center, Yeoju Premium Outlets in South Korea, a 250,000 square-foot center, and Kobe-Sanda Premium Outlets in Japan, a 194,000 square foot center. We also opened expansions to a Premium

Outlet center in Toki, Japan and a shopping center in Wasquehal, France. We expect international development and redevelopment/expansion activity for 2008 to include:

•
Continuing construction by GCI, of three shopping centers: one in Naples, and two in Sicily with a total gross leasable area, or GLA, of nearly 1.2 million square feet;

•
Completing and opening of Sendai Izumi Premium Outlets Phase 1, a 172,000 square foot Premium Outlet center located in Japan. We hold a 40% ownership interest in this property; and

•
Completing and opening one and continuing construction on four additional Wal-Mart anchored shopping centers, all located in China. We hold a 32.5% ownership interest in these centers.

            Despite a 15 basis point increase in the average LIBOR rate for the year as compared to the prior year (5.25% for 2007 versus 5.10% for 2006), our effective overall borrowing rate for the year ended December 31, 2007 decreased thirty basis points as compared to the year ended December 31, 2006. Our consolidated financing activities for the year ended December 31, 2007 included:

•
We repaid $1.1 billion in unsecured notes that bore interest ranging from 6.38% to 7.25%.

•
We repaid four mortgages totaling $191.3 million that bore interest at fixed rates ranging from 7.65% to 9.38%.

•
We increased our borrowings on our $3.5 billion unsecured credit facility to approximately $2.4 billion during the twelve months ended December 31, 2007. At December 31, 2006, there were no outstanding amounts on the U.S.-denominated portion of our credit facility, and the multicurrency portion of our credit facility had a balance of $305.1 million. The increase was as a result of our $650 million equity funding commitment to SPG-FCM in relation to the Mills acquisition, funding of a loan to SPG-FCM totaling $548 million, the funding of our share of development costs for consolidated and joint venture property development and redevelopment and expansion opportunities, our other consolidated acquisition activity, and the retirement of unsecured notes.

•
As a result of the Mills acquisition, we now have a majority ownership interest in Gwinnett Place and Town Center at Cobb, and we now consolidate those two properties. Included in this consolidation were two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 million mortgages at fixed rates of 5.68% and 5.74% respectively.

•
We placed a $200.0 million fixed-rate mortgage on Independence Center, a regional mall property, on July 10, 2007 which matures on July 10, 2017 and bears a rate of 5.94%.

•
As a result of the acquisition of Las Americas Premium Outlets on August 23, 2007, we assumed its $180.0 million fixed-rate mortgage that matures June 11, 2016 and bears a rate of 5.84%.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot for our four domestic platforms. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

•
properties that are consolidated in our consolidated financial statements,
•
properties we account for under the equity method of accounting as joint ventures, and
•
the foregoing two categories of properties on a total portfolio basis.

	2007	%/basis points Change(1)	2006	%/basis points Change(1)	2005	%/basis points Change(1)
Regional Malls:
Occupancy
Consolidated	93.9%	+90 bps	93.0%	-30 bps	93.3%	+60 bps
Unconsolidated	92.7%	-80 bps	93.5%	+80 bps	92.7%	+10 bps
Total Portfolio	93.5%	+30 bps	93.2%	+10 bps	93.1%	+40 bps
Average Base Rent per Square Foot
Consolidated	$36.24	4.2%	$34.79	2.2%	$34.05	3.8%
Unconsolidated	$38.73	6.2%	$36.47	3.3%	$35.30	1.5%
Total Portfolio	$37.09	4.8%	$35.38	2.6%	$34.49	3.0%
Comparable Sales per Square Foot
Consolidated	$472	2.2%	$462	6.2%	$435	5.8%
Unconsolidated	$530	4.9%	$505	5.6%	$478	3.9%
Total Portfolio	$491	3.2%	$476	5.8%	$450	5.4%
Premium Outlet Centers:
Occupancy	99.7%	+30 bps	99.4%	-20 bps	99.6%	+30 bps
Average Base Rent per Square Foot	$25.67	5.9%	$24.23	4.6%	$23.16	6.0%
Comparable Sales per Square Foot	$504	7.0%	$471	6.1%	$444	7.8%
The Mills®:
Occupancy	94.1%	—	—	—	—	—
Average Base Rent per Square Foot	$19.06	—	—	—	—	—
Comparable Sales per Square Foot	$372	—	—	—	—	—
Mills Regional Malls:
Occupancy	89.5%	—	—	—	—	—
Average Base Rent per Square Foot	$35.63	—	—	—	—	—
Comparable Sales per Square Foot	$444	—	—	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	92.9%	+140 bps	91.5%	+200 bps	89.5%	-100 bps
Unconsolidated	96.6%	+10 bps	96.5%	+40 bps	96.1%	-140 bps
Total Portfolio	94.1%	+90 bps	93.2%	+160 bps	91.6%	-30 bps
Average Base Rent per Square Foot
Consolidated	$12.73	7.0%	$11.90	1.7%	$11.70	5.2%
Unconsolidated	$11.85	1.5%	$11.68	8.0%	$10.81	3.1%
Total Portfolio	$12.43	5.2%	$11.82	3.6%	$11.41	4.6%

(1)
Percentages may not recalculate due to rounding.

            Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall and freestanding Gross Leasable Area, or GLA, owned by us in the regional malls, all tenants at The Mills and the Premium Outlet centers, and all tenants at community/lifestyle centers. Our portfolio has maintained stable occupancy and increased average base rents despite the current economic climate.

            Comparable Sales Per Square Foot.    Comparable sales include total reported retail tenant sales at owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls, and all reporting tenants at The Mills and the Premium Outlet centers and community/lifestyle centers. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

International Property Data

            The following key operating statistics are provided for our international properties which we account for using the equity method of accounting.

	2007	2006	2005
European Shopping Centers
Occupancy	98.7%	97.1%	98.1%
Comparable sales per square foot	€421	€391	€380
Average rent per square foot	€29.58	€26.29	€25.72
International Premium Outlet Centers(1)
Occupancy	100%	100%	100%
Comparable sales per square foot	¥93,169	¥89,238	¥84,791
Average rent per square foot	¥4,626	¥4,646	¥4,512

(1)
Does not include our center in Mexico (Premium Outlets Punta Norte), which opened December 2004, or our center in South Korea (Yeoju Premium Outlets), which opened in June 2007.

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
•
To maintain Simon Property's qualification as a REIT under the Internal Revenue Code, Simon Property is required to distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. Simon Property monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon Property fails to maintain its REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded during those periods. This could adversely impact our ability to sell our debt securities and Simon Property's ability to sell its securities in the capital markets. We make distributions to our unitholders including Simon Property so that Simon Property can meet the REIT qualification requirements.

•
We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.
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

Results of Operations

            In addition to the activity discussed above in "Results Overview," the following acquisitions, property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

•
On November 15, 2007, we opened Palms Crossing, a 396,000 square foot community center, located adjacent to the new McAllen Convention Center in McAllen, Texas.
•
On November 8, 2007, we opened Philadelphia Premium Outlets, a 425,000 square foot outlet center located 35 miles northwest of Philadelphia in Limerick, Pennsylvania.
•
On November 1, 2007, we acquired an additional 6.5% interest in Montgomery Mall.
•
On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located in San Diego, California, for $283.5 million, including the assumption of its $180.0 million mortgage.
•
On July 13, 2007, we acquired an additional 1% interest in Bangor Mall.
•
On March 29, 2007, we acquired an additional 25% interest in two regional malls (Town Center at Cobb and Gwinnett Place) in the Mills acquisition and now consolidate those properties.
•
On March 28, 2007, we acquired a 100% interest in The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine for a purchase price of $45.2 million. The center is 99% occupied.
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
•
On November 2, 2006, we received capital transaction proceeds of $102.2 million related to the beneficial interests in a mall that the Simon family contributed to us in 2006. This transaction terminated our beneficial interests and resulted in the recognition of a $86.5 million gain.
•
On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia from our partner for $252.6 million which includes the assumption of our $96.0 million share of debt.
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

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and property openings affected our income from unconsolidated entities in the comparative periods:

•
On October 17, 2007, we acquired an 18.75% interest in Denver West Village in Lakewood, Colorado through our ownership in SPG-FCM.
•
On July 5, 2007, Simon Ivanhoe sold its interest in five assets located in Poland, for which we recorded our share of the gain of $90.6 million.
•
On November 10, 2006 we opened Coconut Point, in Bonita Springs, Florida, a 1.2 million square foot, open-air shopping center complex with village, lakefront and community center areas.
•
On October 26, 2006, we opened the 200,000 square foot expansion of a shopping center in Wasquehal, France.
•
On October 14, 2006 we opened a 53,000 square foot expansion of Toki Premium Outlets.
•
On September 28, 2006, Simon Ivanhoe opened Gliwice Shopping Center, a 380,000 square foot shopping center in Gliwice, Poland.
•
On May 31, 2006, GCI opened Giugliano, an 800,000 square foot center anchored by a hypermarket, in Italy.
•
On November 18, 2005, we purchased a 37.99% interest in Springfield Mall in Springfield, Pennsylvania for approximately $39.3 million, including the issuance of our share of debt of $29.1 million.
•
On November 21, 2005, we purchased a 50% interest in Coddingtown Mall in Santa Rosa, California for approximately $37.1 million, which includes the assumption of our share of debt of $10.5 million.
•
In March 2005, we opened Toki Premium Outlets in Japan.
•
On January 11, 2005, Metrocenter, a regional mall located in Phoenix, Arizona, was sold. We held a 50% interest in Metrocenter.

            For the purposes of the following comparisons between the years ended December 31, 2007 and 2006 and the years ended December 31, 2006 and 2005, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both the current and prior year.

            During 2007, we disposed of five consolidated properties that had an aggregate book value of $91.6 million for aggregate sales proceeds of $56.4 million, resulting in a net loss on sale of $35.2 million, or $28.0 million net of limited partners' interest. The loss on sale of these assets has been reported as discontinued operations in the consolidated statements of operations. The operating results of these properties disposed of during 2007 was not significant to our consolidated results of operations. The following is a list of consolidated property dispositions on the indicated date for which we have reported the operations or results of sale with discontinued operations:

Property	Date of Disposition
Lafayette Square	December 27, 2007
University Mall	September 28, 2007
Boardman Plaza	September 28, 2007
Griffith Park Plaza	September 20, 2007
Alton Square	August 2, 2007
Biltmore Square	December 28, 2005
Eastland Mall (Tulsa, OK)	December 16, 2005
Southgate Mall	November 28, 2005
Cheltenham Square	November 17, 2005
Grove at Lakeland Square	July 1, 2005
Riverway (office)	June 1, 2005
O'Hare International Center (office)	June 1, 2005

            We sold the following properties in 2006. Due to the limited significance of these properties' operations and result of disposition on our consolidated financial statements, we did not report these properties as discontinued operations.

Property	Date of Disposition
Northland Plaza	December 22, 2006
Trolley Square	August 3, 2006
Wabash Village	July 27, 2006

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

            Minimum rents increased $133.9 million during the period, of which the property transactions accounted for $87.0 million of the increase. Total amortization of the fair market value of in-place leases served to decrease minimum rents by $8.8 million due to certain in-place lease adjustments becoming fully amortized. Comparable rents increased $46.8 million, or 2.3%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $54.6 million offset by a $9.2 million decrease in comparable property straight-line rents and fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.4 million.

            Overage rents increased $14.2 million or 14.9%, reflecting increases in tenant sales.

            Tenant reimbursements increased $76.6 million, of which the property transactions accounted for $40.2 million. The remainder of the increase of $36.4 million, or 3.8%, was in comparable properties and was due to inflationary increases in property operating costs and our ongoing initiative of converting our leases to a fixed reimbursement with an annual escalation provision for common area maintenance costs.

            Management fees and other income increased $31.5 million principally as a result of additional management fees derived from the additional properties being managed from the Mills acquisition and additional leasing and development fees as a result of incremental property activity.

            Total other income increased $62.5 million, and was principally the result of the following:

•
a $46.4 million increase in interest income of which $39.1 million is as a result of Mills-related loans, combined with increased interest rates on the investment of excess cash balances,
•
an $18.4 million increase in lease settlement income as a result of settlements received from two department stores in 2007,
•
a $17.4 million increase in loan financing fees, net of intercompany eliminations, related to Mills-related loan refinancing activity, offset by
•
a $19.7 million decrease in gains on land sale activity.

            Property operating expenses increased $13.3 million, or 3.0%, primarily as a result of the property transactions and inflationary increases.

            Depreciation and amortization expense increased $49.4 million and is primarily a result of the property transactions.

            Real estate taxes increased $13.1 million from the prior period, $10.4 million of which is related to the property transactions, and $2.7 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

            Repairs and maintenance increased $14.2 million due to increased snow removal costs in 2007 over that of 2006, normal inflationary increases, and the effect of the property transactions.

            Advertising and promotion increased $5.9 million primarily due to the effect of the property transactions.

            Home and regional office expense increased $7.3 million primarily due to increased personnel costs, primarily the result of the Mills acquisition, and the effect of incentive compensation plans.

            General and administrative expenses increased $2.9 million due to increased executive salaries, principally as a result of additional share-based payment amortization from the vesting of recent years restricted stock grants.

            Interest expense increased $124.0 million due principally to the following:

•
increased borrowings to fund our development and redevelopment activities;
•
additional borrowings to fund the Mills-related loans; and
•
the full year effect of May, August, and December 2006 bond offerings.

            Also impacting interest expense was the consolidation of Town Center at Cobb, Gwinnett Place, and Mall of Georgia as a result of our acquisition of additional ownership interests, and the assumption of debt related to the acquisition of Las Americas Premium Outlets.

            Income tax expense of taxable REIT subsidiaries decreased $22.7 million due primarily to a $19.5 million tax benefit recognized related to the impairment charge related to our write-off of our entire investment in Surprise Grand Vista JV I, LLC, which is developing land located in Phoenix, Arizona, along with a reduction in the taxable income for the management company as a result of structural changes made to our wholly-owned captive insurance entities.

            Income from unconsolidated entities decreased $72.7 million, due in part to the impact of the Mills transaction (net of eliminations). On a net income basis, our share of income from SPG-FCM approximates a net loss of $58.7 million for the year due to additional depreciation and amortization expenses on asset basis step-ups in purchase accounting approximating $102.2 million for the second through fourth quarters of 2007. Also contributing to the decrease is the prior year recognition of $15.6 million in income related to a beneficial interest that we held in 2006 in a regional mall entity. This beneficial interest was terminated in November 2006.

            In 2007, we recognized an impairment of $55.1 million related to our Surprise Grand Vista venture in Phoenix, Arizona. As described above, the charge to earnings resulted in a $19.5 million tax benefit, resulting in a net charge to earnings, before consideration of the limited partners' interest, of $35.6 million.

            We recorded a $92.0 million net gain on the sales of assets and interests in unconsolidated entities in 2007 primarily as a result of the sale of five assets in Poland by Simon Ivanhoe. In 2006, we recorded a gain related to the sale of a beneficial interest of $86.5 million, a $34.4 million gain on the sale of a 10.5% interest in Simon Ivanhoe, and the net gain on the sale of four non-core properties, including one joint venture property, of $12.2 million.

            In 2007, the loss on sale of discontinued operations of $28.0 million, net of the limited partners' interest, represents the net loss upon disposition of five non-core properties consisting of three regional malls and two community/lifestyle centers.

            Preferred unit distribution requirements decreased $28.0 million as a result of the redemption of the Series G preferred units in the fourth quarter of 2007 and the Series F preferred units in the fourth quarter of 2006.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

            Minimum rents increased $83.2 million during the period, of which the property transactions accounted for $21.2 million of the increase. Total amortization of the fair market value of in-place leases increased minimum rents by $5.3 million. Comparable rents increased $61.4 million, or 3.2%. This was primarily due to leasing space at higher rents, resulting in an increase in base rents of $51.9 million. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $5.1 million in 2006.

            Overage rents increased $10.2 million or 12.0%, reflecting the increases in tenants' rents, particularly in the Premium Outlet centers.

            Tenant reimbursements increased $49.7 million. The property transactions accounted for $11.8 million. The remainder of the increase of $37.9 million, or 4.2%, was in comparable properties and was due to inflationary increases in property operating costs.

            Management fees and other revenues increased $4.5 million primarily due to increased leasing and development fees generated through our support activities provided to new joint venture properties.

            Total other income increased $17.7 million. The aggregate increase in other income included the following significant activity:

•
$11.9 million increase in our land sales activity on consolidated properties;
•
$6.4 million increase in interest income as a result of increasing investments rates;
•
$3.7 million increase related to a gain on sale of a holding in a technology venture by Chelsea;
•
$4.7 million decrease in gift card revenues; and
•
$0.4 million increase in other net activity of the comparable properties.

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

            Income from unconsolidated entities increased $29.0 million primarily due to favorable results of operations at the joint venture properties, plus the increase in our ownership of Simon Ivanhoe and $15.6 million in income related to a beneficial interest we held during 2006 in a regional mall entity.

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

            In 2005, the gain on sale of discontinued operations of $115.8 million, net of the limited partners' interest, principally represents the net gain upon disposition of seven non-core properties consisting of four regional malls, two office buildings, and one community/lifestyle center.

            Preferred unit distributions requirements increased due to the net impact of the redemption of the Series F preferred units, which resulted in a $7.0 million charge to net income related to the redemption.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises approximately 19% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.9 billion during 2007. In addition, our $3.5 billion credit facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $427.4 million during 2007 to $502.0 million as of December 31, 2007. December 31, 2007 and 2006 balances include $41.3 million and $27.2 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On December 31, 2007, our credit facility had available borrowing capacity of approximately $1.1 billion, net of outstanding borrowings of $2.4 billion and letters of credit of $28.2 million. During 2007, the maximum amount outstanding under our Credit Facility was $2.6 billion and the weighted average amount outstanding was $1.4 billion. The weighted average interest rate was 5.31% for the year ended December 31, 2007. The credit facility is available through January 11, 2011, including a one-year extension at our option.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

  Acquisition of The Mills Corporation by SPG-FCM

            On February 16, 2007, SPG-FCM, a 50/50 joint venture between one of our affiliates and funds owned by Farallon Capital Management, L.L.C. ("Farallon"), entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interests in the 37 properties that remain at December 31, 2007 was completed through a cash tender offer and a subsequent merger transaction which concluded on April 3, 2007. As of December 31, 2007, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during the year. As of December 31, 2007, the outstanding balance of our loan to SPG-FCM was $548.0 million, and the average outstanding balance during the twelve month period ended December 31, 2007 of all loans made to SPG-FCM and Mills was approximately $993.3 million. During 2007, we recorded approximately $39.1 million in interest income (net of inter-entity eliminations) related to these loans. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2007 of approximately $17.4 million (net of inter-entity eliminations), for providing refinancing services to Mills' properties and SPG-FCM. The existing loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions. Fees charged on loans made to SPG-FCM and Mills are amortized on a straight-line basis over the life of the loan.

            As a result of the change in control of Mills, holders of Mills' Series F convertible cumulative redeemable preferred stock had the right to require the repurchase of their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. During the second quarter of 2007, all of the holders of Mills' Series F preferred stock exercised this right, and Mills redeemed this series of preferred stock for approximately $333.2 million, including accrued dividends. Further, as of August 1, 2007, The Mills Corporation was liquidated and the holders of the remaining series' of Mills preferred stock were paid a liquidation preference of approximately $693.0 million, including accrued dividends.

            During the third quarter of 2007, the holders of less than 5,000 common units in the Mills' operating partnership ("Mills Units") received $25.25 in cash, and those holding 5,000 or more Mills Units had the option to exchange for cash of $25.25, or our units based on a fixed exchange ratio of a 0.211 fractional unit for each Mills Unit. That option expired on August 1, 2007. Holders electing to exchange received 66,036 of our units for their Mills Units. The remaining Mills Units were exchanged for cash.

            Effective July 1, 2007, we or an affiliate of ours began serving as the manager for substantially all of the properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a majority interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition.

            The acquisition of Mills involved the purchase of all Mills' outstanding shares of common stock and Mills Units for approximately $1.7 billion (at $25.25 per share or unit), the assumption of $954.9 million of preferred stock, the assumption of a proportionate share of property-level mortgage debt, SPG-FCM's share of which approximated $3.8 billion, the assumption of $1.2 billion in unsecured loans provided by us, costs to effect the acquisition, and certain liabilities and contingencies, including an ongoing investigation by the Securities and Exchange Commission, for an aggregate purchase price of approximately $8 billion. SPG-FCM has completed its preliminary purchase price allocations for the acquisition of Mills. The valuations were developed with the assistance of a third-party professional appraisal firm. The preliminary allocations will be finalized within one year of the acquisition date in accordance with applicable accounting standards.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.9 billion during 2007. We also received proceeds of $56.4 million from the sale of partnership interests and the sale of assets during 2007. In addition, we received net proceeds from all of our debt financing and repayment activities in 2007 of $1.4 billion. These activities are further discussed below in "Financing and Debt". We also:

•
repurchased units and preferred units amounting to $384.5 million,
•
paid unitholder distributions totaling $944.0 million,
•
paid preferred unit distributions totaling $76.7 million,
•
funded consolidated capital expenditures of $1.0 billion. These capital expenditures include development costs of $432.3 million, renovation and expansion costs of $348.5 million, and tenant costs and other operational capital expenditures of $236.7 million, and
•
funded investments in unconsolidated entities of $687.3 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to partners necessary to maintain Simon Property's REIT qualification for 2007 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

•
excess cash generated from operating performance and working capital reserves,
•
borrowings on our credit facility,
•
additional secured or unsecured debt financing, or
•
additional equity raised in the public or private markets.

  Financing and Debt

  Unsecured Debt

            Unsecured Notes.    We have $875 million of unsecured notes issued by subsidiaries that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain properties. These unsecured notes have a weighted average interest rate of 6.99% and weighted average maturities of 5.0 years.

            Credit Facility.    Significant draws on our credit facility during the twelve-month period ended December 31, 2007 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
02/16/07	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
03/29/07	550,000	Borrowing to fund our equity commitment for the Mills acquisition and to fund a loan to SPG-FCM.
04/17/07	140,000	Borrowing to fund a loan to SPG-FCM.
06/28/07	181,000	Borrowing to fund a loan to SPG-FCM.
07/31/07	557,000	Borrowing to fund a loan to SPG-FCM.
08/23/07	105,000	Borrowing to fund a property acquisition.
09/20/07	180,000	Borrowing to fund SPG Medium Term Note payoff.
10/22/07	125,000	Borrowing to fund repayment of an unsecured note of the former Chelsea Property Group, which had a fixed rate of 7.25%.
11/01/07	90,000	Borrowing to partially fund redemption of the Series L preferred stock.
11/15/07	550,000	Borrowing to partially fund repayment of unsecured notes, which had a fixed rate of 6.38%.

            Other amounts drawn on our credit facility during the period were primarily for general working capital purposes. We repaid a total of $2.6 billion on our credit facility during the year ended December 31, 2007. The total outstanding balance of our credit facility as of December 31, 2007 was $2.4 billion, and the maximum amount outstanding during the year was approximately $2.6 billion. During the year ended December 31, 2007, the weighted average outstanding balance was approximately $1.4 billion. The amount outstanding as of December 31, 2007 includes $553.6 million in Euro and Yen-denominated borrowings.

            On October 4, 2007, we exercised the $500 million accordion feature of our credit facility, increasing the revolving borrowing capacity from $3.0 billion to $3.5 billion. The expanded capacity includes an increase of $125.0 million to $875.0 million in the multi-currency tranche for Euro, Yen and Sterling borrowings.

  Secured Debt

            Total secured indebtedness was $5.3 billion and $4.4 billion at December 31, 2007 and 2006, respectively. During the twelve-month period ended December 31, 2007, we repaid $191.3 million in mortgage loans, unencumbering four properties.

            As a result of the acquisition of Mills by SPG-FCM, we now hold a majority ownership interest in Gwinnet Place and Town Center at Cobb, and as a result they were consolidated as of the acquisition date. This included the consolidation of two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 mortgages at fixed rates of 5.68% and 5.74%, respectively.

            We placed a $200.0 million fixed-rate mortgage on Independence Center, a regional mall, on July 10, 2007, which matures on July 10, 2017, and bears a rate of 5.94%.

            As a result of the acquisition of Las Americas Premium Outlets on August 23, 2007, we assumed its $180.0 million fixed-rate mortgage that matures June 11, 2016 and bears a rate of 5.84%.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments and the effective weighted average interest rates for the years then ended consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2007	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2006	Effective Weighted Average Interest Rate
Fixed Rate	$14,056,008	5.88%	$14,548,226	6.02%
Variable Rate	3,162,666	4.73%	846,263	5.01%

	$17,218,674	5.67%	$15,394,489	5.97%

            As of December 31, 2007, we had interest rate cap protection agreements on $93.8 million of consolidated variable rate debt. We also hold $370.0 million of notional amount variable rate swap agreements that have a weighted average variable pay rate of 4.97% and a weighted average fixed receive rate of 3.72%. As of December 31, 2007 and December 31, 2006, these agreements effectively converted $370.0 million of fixed rate debt to variable rate debt. These were terminated in January 2008.

            Contractual Obligations and Off-balance Sheet Arrangements:    The following table summarizes the material aspects of our future obligations as of December 31, 2007 (dollars in thousands):

	2008	2009 to 2010	2011 to 2013	After 2013	Total
Long Term Debt
Consolidated(1)	$809,667	$3,946,526	$7,186,347	$5,237,131	$17,179,671

Pro Rata Share Of Long Term Debt:
Consolidated(2)	$806,968	$3,917,203	$7,050,818	$5,120,676	$16,895,665
Joint Ventures(2)	555,745	1,300,018	2,021,536	2,678,927	6,556,226

Total Pro Rata Share Of Long Term Debt	1,362,713	5,217,221	9,072,354	7,799,603	23,451,891
Consolidated Capital Expenditure Commitments(3)	699,110	142,596	—	—	841,706
Joint Venture Capital Expenditure Commitments(3)	119,892	13,417	—	—	133,309
Consolidated Ground Lease Commitments(4)	16,839	33,124	49,952	669,482	769,397

Total	$2,198,554	$5,406,358	$9,122,306	$8,469,085	$25,196,303

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts and fair value swaps of $39,003.

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

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of December 31, 2007, we had loan guarantees and other guarantee obligations to support

$132.5 million and $50.3 million, respectively, to support our total $6.6 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Preferred Unit Activity

            During 2007, the holders of 289,090 Series I preferred units exercised their rights to exchange the preferred units for shares of Simon Property's Series I preferred stock; we redeemed 5,000 units of Series I preferred units for cash; we issued 478,144 units as a result of the conversion of 606,400 6% Convertible Perpetual Preferred Units; and we issued 121,727 units as a result of the conversion of 160,865 Series D preferred units. During the fourth quarter of 2007, we redeemed two series of preferred units held by Simon Property in connection with the redemption of its 7.89% Series G Cumulative Redeemable Preferred Stock.

  Acquisitions and Dispositions

            Buy/sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions at any time and if we determine it is in our best interests to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchases of the interests without hindering our cash flows or liquidity, then we may elect to buy. Should we decide to sell any of our joint venture interests, we would expect to use the net proceeds from any such sale to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies.

            On November 1, 2007, we acquired an additional 6.5% interest in Montgomery Mall (which gives us a combined ownership interest of 60%). On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located at the San Diego — Tijuana border in Southern California. On July 13, 2007, we acquired an additional 1% interest in Bangor Mall (which gives us a combined ownership interest of 67.4%). On March 29, 2007, as part of the Mills acquisition, we acquired an additional 25% interest in two regional malls (Town Center at Cobb and Gwinnett Place), and as a result we now consolidate those properties. On March 28, 2007, we acquired a 100% interest in The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine. The center is 99% occupied. Finally, on March 1, 2007, we acquired the remaining 40% interest in both University Park Mall and University Center located in Mishawaka, Indiana, and as a result we now own 100% of these properties. The aggregate purchase price of the consolidated assets acquired during 2007, excluding Town Center and Cobb and Gwinnett Place which were consolidated as a result of the Mills acquisition, was approximately $394.2 million, including the assumption of our share of debt of the properties acquired.

            Dispositions.    We continue to pursue the sale of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. In 2007, we sold the following wholly-owned properties: Alton Square a regional mall located in Alton, Illinois; Griffith Park Plaza, a community center located in Griffith, Indiana; University Mall, a regional mall located in Little Rock, Arkansas; Boardman Plaza, a community center located in Youngstown, Ohio; and Lafayette Square, a regional mall located in Indianapolis, Indiana. Our joint venture partnership, Simon Ivanhoe, sold its interest in five assets located in Poland, of which we held a 50% interest. As part of the sale, we received a distribution of proceeds from Simon Ivanhoe of $125.4 million, and recorded $90.6 million as our share of the gain.

            In addition to the distribution from Simon Ivanhoe, we received net proceeds of $56.4 million on the U.S. property dispositions. We recorded our share of the net loss on these dispositions of $35.2 million and presented it in the consolidated statement operations as loss on sale of discontinued operations. We do not believe the sale of these properties will have a material impact on our future results of operations or cash flows. We believe the disposition of these properties will enhance the average overall quality of our portfolio.

  Development Activity

            New Developments.    The following describes certain of our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of December 31, 2007 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost(a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Hamilton Town Center	Noblesville, IN	950,000	$121	$60	$28	2nd Quarter 2008
Houston Premium Outlets	Houston, TX	427,000	96	96	91	1st Quarter 2008
Jersey Shore Premium Outlets	Tinton Falls, NJ	435,000	157	157	67	3rd Quarter 2008
Pier Park	Panama City Beach, FL	920,000	143	143	95	2nd Quarter 2008

(a)
Represents the project costs net of land sales, tenant reimbursements for construction, and other items (where applicable).

            We expect to fund these projects with available cash flow from operations, borrowings from our credit facility, or project specific construction loans. We expect our share of total 2008 new development costs for these and our other planned new development projects to be approximately $475 million.

            Strategic Expansions and Renovations.    In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Crate & Barrel and Nordstrom at Burlington Mall, expansions and life-style additions at Tacoma Mall and University Park Mall, Nordstrom additions at Aventura Mall, Northshore Mall and Ross Park Mall, and addition of Phase II expansions at Las Vegas Premium Outlets, Orlando Premium Outlets, Philadelphia Premium Outlets, and Rio Grande Valley Premium Outlets.

            We expect to fund these capital projects with available cash flow from operations, borrowings from our credit facility, or project specific loans. We expect to invest a total of approximately $525 million (our share) on expansion and renovation activities in 2008.

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis:

	2007	2006	2005
New Developments	$432	$317	$341
Renovations and Expansions	349	307	252
Tenant Allowances	106	52	69
Operational Capital Expenditures	130	92	64

Total	$1,017	$768	$726

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing, respectively. We expect our share of international development for 2008 to approximate $200 million.

            Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

            The carrying amount of our total combined investment in Simon Ivanhoe and Gallerie Commerciali Italia ("GCI"), as of December 31, 2007, net of the related cumulative translation adjustment, was $289.5 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently three European developments are under construction which will add approximately 1.2 million square feet of GLA for a total net cost of approximately €272 million, of which our share is approximately €78 million, or $115 million based on current Euro:USD exchange rates.

            On October 20, 2005, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in Simon Ivanhoe. On February 13, 2006, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million and recorded a gain on the disposition of $34.4 million. This gain is reported in "gain on sales of interests in unconsolidated entities" in the 2006 consolidated statements of operations. We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. As a result of these transactions, we and Ivanhoe each own a 50% interest in Simon Ivanhoe at December 31, 2006 and 2007.

            As of December 31, 2007, the carrying amount of our 40% joint venture investment in the six Japanese Premium Outlet centers net of the related cumulative translation adjustment was $273.0 million. Currently, Sendai-Izumi Premium Outlets, a 172,000 square foot Premium Outlet Center, is under construction in Sendai, Japan. The project's total projected net cost is JPY 5.4 billion, of which our share is approximately JPY 2.1 billion, or $19.1 million based on current Yen:USD exchange rates.

            During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and we own a 32.5% interest in the joint venture entities, and a 32.5% ownership in the management operation overseeing these projects, collectively referred to as Great Mall Investments, Ltd. ("GMI"). We are planning on initially developing five centers in China, all of which are under construction as of December 31, 2007. Our total equity commitment for these centers approximates $60 million and as of December 31, 2007, our combined investment in GMI is approximately $32.1 million.

Distributions and Stock Repurchase Program

            On February 1, 2008, Simon Property's Board of Directors approved a 7.1% increase in its annual dividend rate to $3.60 per share. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. Distributions during 2007 aggregated $3.36 per unit and distributions during 2006 aggregated $3.04 per unit. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

            On July 26, 2007, Simon Property's Board of Directors authorized a stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During 2007, Simon Property repurchased 572,000 shares at an average price of $86.11 per share as part of this program. The program had remaining availability of approximately $950.7 million at December 31, 2007. As Simon Property repurchases shares under this program, we repurchase an equal number of our units from Simon Property.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discuss these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including Simon Property's chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Simon Property's Board of Directors, principal executive and principal financial officers and effected by Simon Property's management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on that assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on their assessment of our internal control over financial reporting. Their report is included within Item 9A of this Form 10-K.

Report Of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2007 of Simon Property Group, L.P. and Subsidiaries, and the financial statement schedule listed in the Index at Item 15, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 12, 2008

Item 9B.    Other Information

            None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

            We are a limited partnership and Simon Property is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon Property can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 11.    Executive Compensation

            We are a limited partnership and Simon Property is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon Property can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            We are a limited partnership and Simon Property is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon Property can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 13.    Certain Relationships and Related Transactions and Director Independence

            We are a limited partnership and Simon Property is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon Property can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

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

            We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2007 and 2006, respectively:

	2007	2006
Audit Fees (1)	$2,981,600	$2,362,400
Audit-Related Fees (2)	8,085,232	3,834,400
Tax Fees (3)	1,440,800	105,600
All Other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon Property, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings. Audit Fees for 2007 includes $425,000 of fees associated with specific audit procedures directed at our investment in SPG-FCM Ventures, LLC, "SPG-FCM," (our 50/50 joint venture that acquired The Mills Corporation) that will not recur.

(2)
Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. Audit-Related Fees for 2007 include approximately $3 million related to our investment in SPG-FCM Ventures, LLC (a 50% owned joint venture entity which acquired The Mills Corporation) which are not recurring in nature. Our share of all Audit-Related Fees for the year ended 2007 and 2006 are approximately 43% and 66%, respectively. The year over year decline in the Company's percentage share of these costs is primarily attributable to our investment in SPG-FCM Ventures, LLC and the fact that some of the underlying assets in which SPG-FCM Ventures, LLC has an interest are also owned, in part, by other joint venture partners who bear a share of these costs.

(3)
Tax fees include fees for international and other tax consulting services as well as fees for tax return compliance services associates with the 2006 tax returns for The Mills Corporation and related subsidiaries and joint ventures. Our share of the Tax Fees for 2007 is approximately 39%. Approximately $1 million of these fees are non-recurring in nature.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

		Page No.
(1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	75
	Consolidated Balance Sheets as of December 31, 2007 and 2006	76
	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	77
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	78
	Consolidated Statements of Partners' Equity for the years ended December 31, 2007, 2006 and 2005	79
	Notes to Financial Statements	80
(2)	Financial Statement Schedule
	Simon Property Group, L.P. Schedule III—Schedule of Real Estate and Accumulated Depreciation	115
	Notes to Schedule III	122
(3)	Exhibits
	The Exhibit Index attached hereto is hereby incorporated by reference to this Item	123

Report Of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the base financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 12, 2008

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2007	December 31, 2006
ASSETS:
Investment properties, at cost	$24,415,025	$22,863,963
Less — accumulated depreciation	5,312,095	4,606,130

	19,102,930	18,257,833
Cash and cash equivalents	501,982	929,360
Tenant receivables and accrued revenue, net	447,224	380,128
Investment in unconsolidated entities, at equity	1,886,891	1,526,235
Deferred costs and other assets	1,118,635	990,899
Note receivable from related party	548,000	—

Total assets	$23,605,662	$22,084,455

LIABILITIES:
Mortgages and other indebtedness	$17,218,674	$15,394,489
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,251,044	1,109,190
Cash distributions and losses in partnerships and joint ventures, at equity	352,798	227,588
Other liabilities, minority interest, and accrued distributions	180,644	178,250

Total liabilities	19,003,160	16,909,517

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS' EQUITY:
Preferred units, 19,611,057 and 23,456,495 units outstanding, respectively. Liquidation values $962,737 and $1,151,325, respectively	969,251	1,157,010
General Partner, 223,034,282 and 221,431,071 units outstanding, respectively	2,816,775	3,095,022
Limited Partners, 57,913,250 and 59,113,438 units outstanding, respectively	731,406	837,836

Total partners' equity	4,517,432	5,089,868

Total liabilities and partners' equity	$23,605,662	$22,084,455

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2007	2006	2005
REVENUE:
Minimum rent	$2,154,713	$2,020,856	$1,937,657
Overage rent	110,003	95,767	85,536
Tenant reimbursements	1,023,164	946,554	896,901
Management fees and other revenues	113,740	82,288	77,766
Other income	249,179	186,689	168,993

Total revenue	3,650,799	3,332,154	3,166,853

EXPENSES:
Property operating	454,510	441,203	421,576
Depreciation and amortization	905,636	856,202	849,911
Real estate taxes	313,311	300,174	291,113
Repairs and maintenance	120,224	105,983	105,489
Advertising and promotion	94,340	88,480	92,377
Provision for credit losses	9,562	9,500	8,127
Home and regional office costs	136,610	129,334	117,374
General and administrative	19,587	16,652	17,701
Other	61,954	64,397	57,762

Total operating expenses	2,115,734	2,011,925	1,961,430

OPERATING INCOME	1,535,065	1,320,229	1,205,423
Interest expense	(945,852)	(821,858)	(799,092)
Minority interest in income of consolidated entities	(13,936)	(11,524)	(13,743)
Income tax benefit (expense) of taxable REIT subsidiaries	11,322	(11,370)	(16,229)
Income from unconsolidated entities	38,120	110,819	81,807
Impairment charge	(55,061)	—	—
Gain (loss) on sales of assets and interests in unconsolidated entities, net	92,044	132,787	(838)

Income from continuing operations	661,702	719,083	457,328
Results of operations from discontinued operations	(117)	418	8,242
Gain on disposal or sale of discontinued operations, net	(35,252)	84	146,945

NET INCOME	626,333	719,585	612,515
Preferred unit requirement	(76,655)	(104,674)	(101,934)

NET INCOME AVAILABLE TO UNITHOLDERS	$549,678	$614,911	$510,581

NET INCOME AVAILABLE TO UNITHOLDERS
ATTRIBUTABLE TO:
General Partner	$436,164	$486,145	$401,895
Limited Partners	113,514	128,766	108,686

Net income	$549,678	$614,911	$510,581

BASIC EARNINGS PER UNIT
Income from continuing operations	$2.09	$2.20	$1.27
Discontinued operations	(0.13)	—	0.55

Net Income	$1.96	$2.20	$1.82

DILUTED EARNINGS PER UNIT
Income from continuing operations	$2.08	$2.19	$1.27
Discontinued operations	(0.13)	--	0.55

Net Income	$1.95	$2.19	$1.82

Net income	$626,333	$719,585	$612,515
Unrealized (loss) gain on interest rate hedges	(10,760)	6,518	3,619
Net income (loss) on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	902	2,263	(1,814)
Currency translation adjustments	6,297	1,706	(9,400)
Other income (loss)	2,020	1,404	(1,015)

Comprehensive Income	$624,792	$731,476	$603,905

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$626,333	$719,585	$612,515
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	875,284	812,718	818,468
(Gain) loss on sales of assets and interests in unconsolidated entities	(92,044)	(132,787)	838
Impairment charge	55,061	—	—
(Gain) loss on disposal or sale of discontinued operations, net	35,252	(84)	(146,945)
Straight-line rent	(20,907)	(17,020)	(21,682)
Minority interest	13,936	11,524	13,743
Minority interest distributions	(91,032)	(37,200)	(24,770)
Equity in income of unconsolidated entities	(38,120)	(110,819)	(81,807)
Distributions of income from unconsolidated entities	101,998	94,605	106,954
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(40,976)	(3,799)	22,803
Deferred costs and other assets	(82,793)	(132,570)	(38,417)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	113,753	69,214	(91,329)

Net cash provided by operating activities	1,455,745	1,273,367	1,170,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(263,098)	(158,394)	(37,505)
Funding of loans to related parties	(2,752,400)	—	—
Repayments of loans from related parties	2,204,400	—	—
Capital expenditures, net	(1,017,472)	(767,710)	(726,386)
Cash impact from the consolidation and de-consolidation of properties	6,117	8,762	(8,951)
Net proceeds from sale of partnership interest, other assets and discontinued operations	56,374	209,039	384,104
Investments in unconsolidated entities	(687,327)	(157,309)	(76,710)
Distributions of capital from unconsolidated entities and other	416,485	263,761	413,542

Net cash used in investing activities	(2,036,921)	(601,851)	(51,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	156,710	217,237	13,811
Purchase of preferred units and partnership units	(83,993)	(16,150)	(193,837)
Preferred unit redemptions	(300,468)	(393,558)	(579)
Minority interest contributions	2,903	2,023	—
Partnership distributions	(1,020,674)	(954,159)	(885,351)
Mortgage and other indebtedness proceeds, net of transaction costs	5,577,083	5,507,735	3,962,778
Mortgage and other indebtedness principal payments	(4,177,763)	(4,442,332)	(4,197,795)

Net cash provided by (used in) financing activities	153,798	(79,204)	(1,300,973)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(427,378)	592,312	(182,508)
CASH AND CASH EQUIVALENTS, beginning of year	929,360	337,048	519,556

CASH AND CASH EQUIVALENTS, end of year	$501,982	$929,360	$337,048

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Partners' Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Note Receivable from Simon Property	Total Partners' Equity
Balance at December 31, 2004	$1,393,269	$3,495,089	$980,316	$(88,804)	$5,779,870

General partner contributions (206,464 units)		6,184			6,184
Series J Preferred Stock Premium and Amortization	7,171				7,171
Accretion of preferred units	306				306
Series C Preferred units (118,679 units) converted to limited partner common units (89,805 units)	(3,324)		3,324		—
Series D Preferred units redeemed (19,287 units)	(578)				(578)
Series I Preferred units redeemed (3,300 units)	(165)				(165)
Limited partner units converted to common units (2,282,808 units)		37,381	(37,381)		—
Treasury Unit Purchase (2,815,400 units)		(182,408)			(182,408)
Stock incentive program (400,541 units, net)		—			—
Amortization of stock incentive		14,320			14,320
Merger of SPG Realty Consultants LP into SPG LP		15,231	4,245		19,476
Common Units Retired (18,000)		(1,107)			(1,107)
Other (includes 160,992 limited partner units converted to cash)		505	(11,267)		(10,762)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		24,603	(24,603)		—
Assignment of economic interest in Ocean County (1,602,821 units)		39,289	10,953	88,804	139,046
Distributions	(101,934)	(617,136)	(166,670)		(885,740)
Net income	101,934	401,895	108,686		612,515
Other comprehensive income		(6,572)	(2,038)		(8,610)

Balance at December 31, 2005	$1,396,679	$3,227,274	$865,565	—	$5,489,518

General partner contributions (414,659 units)		14,906			14,906
Series J Preferred Stock Premium and Amortization	(329)				(329)
Accretion of preferred units	587				587
Series C Preferred units (1,149,077 units) converted to limited partner common units (869,552 units)	(32,174)		32,174		—
Series I Preferred units redeemed (11,377 units)	(569)				(569)
Series I Preferred units (283,907 units) converted to common units (222,933 units)	(14,195)	14,195			—
Limited partner units converted to common units (86,800 units)		1,247	(1,247)		—
Series F Preferred Stock redemption (8,000,000 units)	(192,989)				(192,989)
Series K Preferred Stock issuance (8,000,000 units)	200,000				200,000
Series K Preferred Stock redemption (8,000,000 units)	(200,000)				(200,000)
Stock incentive program (415,098 units, net)		—			—
Amortization of stock incentive		23,369			23,369
Common Units Retired (70,000)		(6,405)			(6,405)
Other (includes 191,938 limited partner units converted to cash)		608	(16,145)		(15,537)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(3,951)	3,951		—
Distributions	(104,674)	(671,812)	(177,673)		(954,159)
Net income	104,674	486,145	128,766		719,585
Other comprehensive income		9,446	2,445		11,891

Balance at December 31, 2006	$1,157,010	$3,095,022	$837,836	—	$5,089,868

General partner contributions (231,025 units)		7,604			7,604
Series J Preferred Stock Premium and Amortization	(328)				(328)
Accretion of preferred units	1,157				1,157
Issuance of 147,241 limited partner common units for the purchase of Maine Premium Outlets			16,362		16,362
Issuance of 67,309 limited partner common units to the Mills Limited Partners			8,055		8,055
Series C Preferred units (160,865 units) converted to limited partner common units (121,727 units)	(4,504)		4,504		—
Series D Preferred units redeemed (7,266 units)	(218)				(218)
Series I Preferred units redeemed (5,000 units)	(250)				(250)
Series I Preferred units (65,907 units) converted to common units (51,987 units)	(3,296)	3,296			—
Series I Preferred units (606,400 units) converted to limited partner common units (478,144 units)	(30,320)		30,320		—
Limited partner units converted to common units (1,692,474 units)		22,781	(22,781)		—
Series G Preferred Stock redemption (3,000,000 units)	(150,000)				(150,000)
Series L Preferred Stock issuance (6,000,000 units)	150,000				150,000
Series L Preferred Stock redemption (6,000,000 units)	(150,000)				(150,000)
Treasury Unit Purchase (572,000 units)		(49,269)			(49,269)
Stock incentive program (222,725 units, net)		—			—
Amortization of stock incentive		26,779			26,779
Common Units Retired (23,000)		(2,291)			(2,291)
Other (includes 322,135 limited partner units converted to cash)		571	(34,726)		(34,155)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		26,466	(26,466)		—
Distributions	(76,655)	(749,196)	(194,823)		(1,020,674)
Net income	76,655	436,164	113,514		626,333
Other comprehensive income		(1,152)	(389)		(1,541)

Balance at December 31, 2007	$969,251	$2,816,775	$731,406	—	$4,517,432

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these notes to consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P., and its subsidiaries and the term "Simon Property" refers to Simon Property Group, Inc. Simon Property is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop, and manage retail real estate, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of December 31, 2007, we owned or held an interest in 320 income-producing properties in the United States, which consisted of 168 regional malls, 67 community/lifestyle centers, 38 Premium Outlet centers, 37 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 37 Mills properties acquired, 17 of these are The Mills, 16 are regional malls, and four are community centers. We also own interests in four parcels of land held in the United States for future development. Internationally, we have ownership interests in 51 European shopping centers (France, Italy, and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico, and one Premium Outlet center in South Korea. Also, through a joint venture arrangement we have ownership interests in five shopping centers under construction in China.

            We generate the majority of our revenues from leases with retail tenants including:

•
Base minimum rents,
•
Overage and percentage rents based on tenants' sales volume, and
•
Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate tax, repairs and maintenance, and advertising and promotional expenditures.

            We also grow by generating supplemental revenues from the following activities:

•
Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
•
Offering property operating services to our tenants and others, including: waste handling and facility services, as well as major capital expenditures such as roofing, parking lots and energy systems,
•
Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and,
•
Generating interest income on cash deposits and loans made to related entities.

2.    Basis of Presentation and Consolidation

            The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated.

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

            As of December 31, 2007, we consolidated 198 wholly-owned properties and consolidated 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 162 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 93 of the 162 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties. Additionally, we account for our investment in SPG-FCM Ventures, LLC ("SPG-FCM"), which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively "Mills") in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C. ("Farallon"), our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate our net operating results after preferred distributions based on our partners' respective ownership. In addition, Simon Property owns series of our preferred units that have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was as follows:

	For the Year Ended December 31,
	2007	2006	2005
Weighted average ownership interest	79.4%	79.1%	78.7%

            As of December 31, 2007 and 2006, Simon Property's ownership interest was 79.4% and 78.9%, respectively. We adjust the limited partners' interest at the end of each period to reflect their ownership interest.

            Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

3.    Summary of Significant Accounting Policies

  Investment Properties

            We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred related to construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. The amount of interest capitalized during each year is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Capitalized interest	$35,793	$30,115	$14,433

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

            Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. We amortize amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related leases or intangibles.

  Discontinued Operations

            SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS No. 144 requires us to reclassify any material operations related to consolidated properties sold during the period to discontinued operations. We have reclassified the results of operations of the seven regional malls, community/lifestyle centers, and office building properties disposed during 2005, as described in Note 4 to discontinued operations in the accompanying consolidated statements of operations and comprehensive income for 2005. Revenues included in discontinued operations were $29.3 million for the year ended December 31, 2005. There were no discontinued operations reported in 2006 as assets sold were not material to our consolidated financial statements. During 2007, we reported the loss upon sale on our five consolidated assets sold in "loss on sale of discontinued operations" in the consolidated statements of operations and comprehensive income. The operating results of the assets disposed of in 2007 were not significant to our consolidated results of operations.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. During 2005, independent banks assumed responsibility for the gift card programs. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of December 31, 2007 and 2006, includes a balance of $41.3 million and $27.2 million, respectively, related to these gift card programs which we do not consider available for general working capital purposes. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

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

  Accounting for Beneficial Interests in Mall of America

            In January 2006, an entity controlled by the Simon family assigned to us its right to receive cash flow, capital distributions, and related profits and losses with respect to a portion of its ownership interest in the Mall of America through Mall of America Associates ("MOAA"). This beneficial interest was transferred subject to a credit facility repayable from MOAA's distributions from the property. As a result of this assignment, we began recognizing our share of MOAA's income during the first quarter of 2006, including the proportionate share of earnings of MOAA since August 2004 through the first quarter of 2006 of $10.2 million. This income is included with "income from unconsolidated entities" in our consolidated statement of operations. We accounted for our beneficial interests in MOAA under the equity method of accounting. On November 2, 2006, the Simon family entity sold its partnership interest to an affiliate of another partner in MOAA and settled all pending litigation, terminating our beneficial interests. As a result of this sale, we ceased recording income from this property's operations, and recorded a gain of approximately $86.5 million as a result of the receipt of $102.2 million of capital transaction proceeds assigned to us from this arrangement which is included in "gain (loss) on sale of assets and interests in unconsolidated entities, net" in the consolidated statements of operations and comprehensive income.

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

  Segment Disclosure

            The Financial Accounting Standards Board (the "FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including regional malls, Premium Outlet centers, The Mills, and community/lifestyle centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2007	2006
Deferred financing and lease costs, net	$221,433	$204,645
In-place lease intangibles, net	66,426	93,563
Acquired above market lease intangibles, net	49,741	70,623
Marketable securities of our captive insurance companies	116,260	103,605
Goodwill	20,098	20,098
Minority interests	163,196	81,282
Prepaids, notes receivable and other assets, net	481,481	417,083

	$1,118,635	$990,899

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

	2007	2006
Deferred financing and lease costs	$401,153	$340,427
Accumulated amortization	(179,720)	(135,782)

Deferred financing and lease costs, net	$221,433	$204,645

            The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the Year ended December 31,
	2007	2006	2005
Amortization of deferred financing costs	$15,467	$18,716	$22,063
Amortization of debt premiums net of discounts	(23,000)	(28,163)	(26,349)
Amortization of deferred leasing costs	26,033	22,259	20,606

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs are a component of depreciation and amortization expense.

            Intangible Assets.    The average life of the in-place lease intangibles is approximately 5.5 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases are amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles approximates 3.5 years. The unamortized amounts of below market leases are included in accounts payable, accrued expenses, intangibles and deferred revenues on the consolidated balance sheets and $146.7 million and $186.6 million as of December 31, 2007 and 2006, respectively. The amount of amortization of above and below market leases, net for the year ended December 31, 2007, 2006, and 2005 was $44.6 million, $53.3 million, and $48.0 million, respectively.

            Details of intangible assets as of December 31 are as follows:

	2007	2006
In-place lease intangibles	$190,151	$183,544
Accumulated amortization	(123,725)	(89,981)

In-place lease intangibles, net	$66,426	$93,563

Acquired above market lease intangibles	$144,224	$144,224
Accumulated amortization	(94,483)	(73,601)

Acquired above market lease intangibles, net	$49,741	$70,623

            Estimated future amortization, and the increasing (decreasing) effect on minimum rents for our above and below market leases recorded as of December 31, 2007 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2008	$49,269	$(16,929)	$32,340
2009	34,537	(13,388)	21,149
2010	23,287	(6,958)	16,329
2011	17,190	(4,909)	12,281
2012	12,280	(3,703)	8,577
Thereafter	10,096	(3,854)	6,242

	$146,659	$(49,741)	$96,918

  Derivative Financial Instruments

            We account for our derivative financial instruments pursuant to SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks associated with our indebtedness and interest payments as described in Note 8 and record all derivatives on our balance sheets at fair value. We require that hedging derivative instruments are effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

            We adjust our balance sheets on an ongoing basis to reflect the current fair market value of our derivatives. We record changes in the fair value of these derivatives each period in earnings or other comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time as the hedged items are recognized in earnings. We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

            We use standard market conventions to determine the fair values of derivative instruments, and techniques such as discounted cash flow analysis, option pricing models, and termination cost are used to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

  Accumulated Other Comprehensive Income

            The components of our accumulated other comprehensive income consisted of the following as of December 31:

	2007	2006
Cumulative translation adjustment	$4,429	$(1,868)
Accumulated derivative gains, net	15,078	24,936
Net unrealized gains on marketable securities	3,283	1,263

Total accumulated other comprehensive income	$22,790	$24,331

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance (CAM), real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. For approximately 67.7% of our leases, we receive a fixed payment from the tenant for the CAM component. We are continually working towards converting the remainder of our leases to the fixed payment methodology. Without the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by actuaries and management's best estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2007 and 2006 approximated $121.4 million and $112.5 million, respectively.

            We recognize fee revenues from our co-branded gift card programs when the fees are earned under the related arrangements with the card issuer. Generally, these revenues are recorded at the issuance of the gift card for handling fees.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. Presented below is the activity in the allowance for credit losses and includes the activities related to discontinued operations during the following years:

	For the Year Ended December 31,
	2007	2006	2005
Balance at Beginning of Year	$32,817	$35,239	$36,917
Consolidation of previously unconsolidated entities	495	321	122
Provision for Credit Losses	9,672	9,730	7,284
Accounts Written Off	(9,174)	(12,473)	(9,084)

Balance at End of Year	$33,810	$32,817	$35,239

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financials statements. State income, franchise or other taxes were not significant in any of the periods presented.

            Simon Property and two of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require each REIT to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property in order to allow it to adhere to these requirements and maintain its REIT status. Our subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or either of our REIT subsidiaries fail to qualify as a REIT, Simon Property or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            As of December 31, 2007 and 2006, we had a net deferred tax asset of $19.8 million and $12.8 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for Federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. State income, franchise or other taxes were not significant in any of the periods presented. The income tax benefit in 2007 results primarily from the tax deductibility of a $55.1 million impairment charge.

4.    Real Estate Acquisitions, Disposals, and Impairment

            We acquire properties to generate both current income and long-term appreciation in value. We acquire individual properties or portfolios of other retail real estate companies that meet our investment criteria. We sell properties which no longer meet our strategic criteria. Our consolidated acquisition and disposal activity for the periods presented are highlighted as follows:

  2007 Acquisitions

            As a result of the Mills acquisition which is more fully discussed in Note 7, we consolidated two regional mall properties, Town Center at Cobb and Gwinnett Place. In additional to the Mills acquisition, on March 1, 2007, we acquired the remaining 40% interest in both University Park Mall and University Center located in Mishawaka, Indiana from our partner and as a result, we now own 100% of these properties. On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine, adjacent to our Kittery Premium Outlets property. On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located in San Diego, California. We also purchased an additional 1% interest in Bangor Mall on July 13, 2007, and an additional 6.5% interest in Montgomery Mall on November 1, 2007. The aggregate purchase price of the consolidated assets acquired during 2007, excluding Town Center and Cobb and Gwinnett Place, was approximately $394.2 million, including the assumption of our share of debt of the properties acquired.

  2006 Acquisitions

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

  2007 Dispositions

            During the year ended December 31, 2007, we sold five consolidated properties for which we received net proceeds of $56.4 million and recorded our share of a loss on the disposals totaling $35.2 million.

  2006 Dispositions

            During the year ended December 31, 2006, we sold three consolidated properties and one property in which we held a 50% interest and accounted for under the equity method. We received net proceeds of $52.7 million and recorded our share of a gain on the dispositions totaling $12.2 million.

  2005 Dispositions

            During the year ended December 31, 2005, we sold sixteen non-core properties, consisting of four regional malls, one community/lifestyle center, nine other outlet centers and two office buildings. Seven of these disposals were considered significant and we reclassified the operations and the resulting net gain on sale to discontinued operations. For these seven asset sales, we received net proceeds of $375.2 million and recorded our share of a gain on the dispositions totaling $146.9 million. The additional nine other properties sold were insignificant non-core properties that resulted in no gain or loss.

            Certain of the net proceeds from these sales, net of repayment of outstanding debt, were held in escrow to complete IRS Section 1031 exchanges while the remainder was used for general working capital purposes.

            Impairment.    We evaluate properties for impairment using a combination of estimations of the fair value based upon a multiple of the net cash flow of the properties and discounted cash flows from the individual properties' operations as well as contract prices, if applicable and available. As discussed in Note 7, we recorded an impairment charge of $55.1 million in 2007 related to our investment in a joint venture that holds an interest in land in Arizona.

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

	For the Year Ended December 31,
	2007	2006	2005
Income from continuing operations, after preferred unit requirement	$585,047	$614,409	$355,394
Discontinued operations	(35,369)	502	155,187

Net Income available to Unitholders — Basic & Diluted	$549,678	$614,911	$510,581

Weighted Average Units Outstanding — Basic	281,034,711	279,567,279	279,825,351
Effect of stock options of Simon Property	778,471	903,255	871,010

Weighted Average Units Outstanding — Diluted	281,813,182	280,470,534	280,696,361

            For the year ending December 31, 2007, potentially dilutive securities include Simon Property stock options and convertible preferred stock and certain series of our preferred units. The only security that had a dilutive effect for the years ended December 31, 2007, 2006 and 2005 were Simon Property stock options.

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2007	2006	2005
Total distributions paid per common unit	$3.36	$3.04	$2.80

Percent taxable as ordinary income	92.9%	81.4%	85.8%
Percent taxable as long-term capital gains	7.1%	18.6%	14.2%

	100.0%	100.0%	100.0%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2007	2006
Land	$2,798,452	$2,651,205
Buildings and improvements	21,364,915	19,993,094

Total land, buildings and improvements	24,163,367	22,644,299
Furniture, fixtures and equipment	251,658	219,664

Investment properties at cost	24,415,025	22,863,963
Less — accumulated depreciation	5,312,095	4,606,130

Investment properties at cost, net	$19,102,930	$18,257,833

Construction in progress included above	$647,303	$530,298

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties as of December 31, 2007 and 68 as of December 31, 2006. We also held interests in two joint ventures which owned 51 European shopping centers as of December 31, 2007 and 53 as of December 31, 2006. We also held an interest in six joint venture properties under operation in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

Acquisition of The Mills Corporation by SPG-FCM

            On February 16, 2007, SPG-FCM, a 50/50 joint venture between one of our affiliates and funds owned by Farallon, entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interests in the 37 properties that remain at December 31, 2007 was completed through a cash tender offer and a subsequent merger transaction which concluded on April 3, 2007. As of December 31, 2007, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during the year. As of December 31, 2007, the outstanding balance of our loan to SPG-FCM was $548.0 million, and the average outstanding balance during the twelve month period ended December 31, 2007 of all loans made to SPG-FCM and Mills was approximately $993.3 million. During 2007, we recorded approximately $39.1 million in interest income (net of inter-entity eliminations) related to these loans. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2007 of approximately $17.4 million (net of inter-entity eliminations), for providing refinancing services to Mills' properties and SPG-FCM. The existing loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions. Fees charged on loans made to SPG-FCM and Mills are amortized on a straight-line basis over the life of the loan.

            As a result of the change in control of Mills, holders of Mills' Series F convertible cumulative redeemable preferred stock had the right to require the repurchase of their shares for cash equal to the liquidation preference per share plus accrued and unpaid dividends. During the second quarter of 2007, all of the holders of Mills' Series F preferred stock exercised this right, and Mills redeemed this series of preferred stock for approximately $333.2 million, including accrued dividends. Further, as of August 1, 2007, The Mills Corporation was liquidated and the holders of the remaining series' of Mills preferred stock were paid a liquidation preference of approximately $693.0 million, including accrued dividends.

            During the third quarter of 2007, the holders of less than 5,000 common units in the Mills' operating partnership ("Mills Units") received $25.25 in cash, and those holding 5,000 or more Mills Units had the option to exchange for cash of $25.25, or our units based on a fixed exchange ratio of a 0.211 fractional unit for each Mills Unit. That option expired on August 1, 2007. Holders electing to exchange received 66,036 of our units for their Mills Units. The remaining Mills Units were exchanged for cash.

            Effective July 1, 2007, we or an affiliate of ours began serving as the manager for substantially all of the properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a majority interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition. We have reclassified the results of these properties in the Joint Venture Statement of Operations into "Income from consolidated joint venture interests."

            The acquisition of Mills involved the purchase of all of Mills' outstanding shares of common stock and Mills Units for approximately $1.7 billion (at $25.25 per share or unit), the assumption of $954.9 million of preferred stock, the assumption of a proportionate share of property-level mortgage debt, SPG-FCM's share of which approximated $3.8 billion, the assumption of $1.2 billion in unsecured loans provided by us, costs to effect the acquisition, and certain liabilities and contingencies, including an ongoing investigation by the Securities and Exchange Commission, for an aggregate purchase price of approximately $8 billion. SPG-FCM has completed its preliminary purchase price allocations for the acquisition of Mills. The valuations were developed with the assistance of a third-party professional appraisal firm. The preliminary allocations will be finalized within one year of the acquisition date in accordance with applicable accounting standards.

            In addition we sold our interest in Broward and Westland Malls, which we acquired through the Mills acquisition, and recognized no gain or loss on these dispositions.

Joint Venture Property Refinancing Activity

            The following joint venture property refinancing activity resulted in our receiving significant excess refinancing proceeds:

            On November 15, 2007, we refinanced Aventura Mall, a joint venture property in which we own a 33.3% interest, with a $430.0 million, 5.905% fixed-rate mortgage that matures on December 11, 2017. The balances of the previous $200.0 million 6.61% fixed-rate mortgage was repaid, and we received our share of the excess refinancing proceeds of approximately $71.4 million.

            On November 1, 2007, we refinanced West Town Mall, a joint venture property in which we own a 50% interest, with a $210.0 million, 6.3375% fixed-rate mortgage that matures on December 1, 2017. The balances of the previous $76.0 million 6.90% fixed-rate mortgage was repaid, and we received our share of the excess refinancing proceeds of approximately $66.4 million.

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

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture or became the primary beneficiary and as a result, gain unilateral control of the property. We reclassified these line items into "Income (loss) from discontinued joint venture interests" and "Income from consolidated joint venture interests" so that we may present comparative results of operations for those joint venture interests held as of December 31, 2007. Balance sheet information for the joint ventures is as follows:

	December 31, 2007	December 31, 2006
BALANCE SHEET
Assets:
Investment properties, at cost	$21,009,416	$10,669,967
Less — accumulated depreciation	3,217,446	2,206,399

	17,791,970	8,463,568
Cash and cash equivalents	747,575	354,620
Tenant receivables	435,093	258,185
Investment in unconsolidated entities	258,633	176,400
Deferred costs and other assets	713,180	307,468

Total assets	$19,946,451	$9,560,241

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,507,076	$8,055,855
Accounts payable, accrued expenses, and deferred revenue	972,699	513,472
Other liabilities	825,279	255,633

Total liabilities	18,305,054	8,824,960
Preferred units	67,450	67,450
Partners' equity	1,573,947	667,831

Total liabilities and partners' equity	$19,946,451	$9,560,241

Our Share of:
Total assets	$8,040,987	$4,113,051

Partners' equity	$776,857	$380,150
Add: Excess Investment	757,236	918,497

Our net Investment in Joint Ventures	$1,534,093	$1,298,647

Mortgages and other indebtedness	$6,568,403	$3,472,228

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities. As of December 31, 2007, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2008	$1,559,991
2009	1,622,137
2010	1,985,312
2011	1,634,178
2012	2,290,767
Thereafter	7,389,042

Total principal maturities	16,481,427
Net unamortized debt premiums	26,350
Net unamortized debt discounts	(701)

Total mortgages and other indebtedness	$16,507,076

            This debt becomes due in installments over various terms extending through 2023 with interest rates ranging from 1.35% to 10.61% and a weighted average rate of 5.84% at December 31, 2007.

	For the Year Ended December 31,
	2007	2006	2005
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,682,671	$1,060,896	$1,004,042
Overage rent	119,134	89,968	81,498
Tenant reimbursements	852,312	540,560	514,587
Other income	201,075	147,549	124,015

Total revenue	2,855,192	1,838,973	1,724,142
Operating Expenses:
Property operating	580,910	366,122	339,552
Depreciation and amortization	627,929	318,589	311,870
Real estate taxes	220,474	131,359	129,374
Repairs and maintenance	113,517	83,331	80,995
Advertising and promotion	62,182	42,096	34,663
Provision for credit losses	22,448	4,620	8,723
Other	162,570	125,976	119,908

Total operating expenses	1,790,030	1,072,093	1,025,085

Operating Income	1,065,162	766,880	699,057
Interest expense	(853,307)	(415,425)	(370,001)
Income (loss) from unconsolidated entities	665	1,204	(1,892)
Minority interest	—	—	—
Gain (loss) on sale of asset	(6,399)	(6)	1,423

Income from Continuing Operations	206,125	352,653	328,587
Income from consolidated joint venture interests	2,562	14,070	13,626
Income (loss) from discontinued joint venture interests	202	736	(2,452)
Gain on disposal or sale of discontinued operations, net	198,952	20,375	65,599

Net Income	$407,841	$387,834	$405,360

Third-Party Investors' Share of Net Income	$232,586	$232,499	$238,265

Our Share of Net Income	175,255	155,335	167,095
Amortization of Excess Investment	(46,503)	(49,546)	(48,597)
Income from Beneficial Interests and Other, net	—	15,605	—
Write-off of Investment Related to Properties Sold	—	(2,846)	(38,666)
Our Share of Net (Gain)/Loss Related to Properties Sold	(90,632)	(7,729)	1,975

Income from Unconsolidated Entities	$38,120	$110,819	$81,807

Prior Year Acquisition and Disposition Activity

            On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall property, from our partner for $252.6 million, including the assumption of our $96.0 million share of debt. As a result, we now own 100% of Mall of Georgia and the property was consolidated as of the acquisition date. We have reclassified the results of this property in the Joint Venture Statement of Operations into "Income from consolidated joint venture interests."

            On January 11, 2005, Metrocenter, a joint venture regional mall property was sold. We recognized our share of the gain of $11.8 million, net of the write-off of the related investment and received $62.6 million representing our share of the proceeds from this disposition. On December 22, 2005, The Forum Entertainment Centre, our Canadian property, was sold. We recognized our share of the loss of $13.7 million, net of the write-off of the related investment, from the disposition of this property. On April 25, 2006, Great Northeast Plaza, a joint venture community center was sold. We recognized our share of the gain of $7.7 million, net of the write-off of the related investment and received $8.8 million representing our share of the proceeds from this disposition. Our share of the net gain resulting from the sale of Metrocenter, The Forum Entertainment Centre, and Great Northeast Plaza are shown separately in "gain (loss) on sales of assets and interests in unconsolidated entities, net" in the consolidated statement of operations and comprehensive income.

            Impairment Charge.    On December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. and Meritage Homes Corp. to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. The principal use of the land upon attaining entitled status is to develop single-family homesites by our partners. As a result of the recent downturn in the residential market, during the fourth quarter of 2007, we recorded an impairment charge of $55.1 million, $36.5 million net of tax benefit, representing our entire equity investment in this joint venture, including interest capitalized on our invested equity.

International Joint Venture Investments

            European Joint Ventures.    We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l. ("Simon Ivanhoe") and Gallerie Commerciali Italia ("GCI"). The carrying amount of our total combined investment in these two joint venture investments is $289.5 million and $338.1 million as of December 31, 2007 and 2006, respectively, net of the related cumulative translation adjustments. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of December 31, 2007.

            On October 20, 2005, Ivanhoe Cambridge, Inc. ("Ivanhoe"), an affiliate of Caisse de dépôt et placement du Qubec, effectively acquired our former partner's 39.5% ownership interest in Simon Ivanhoe. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million, and recorded a gain on the disposition of $34.4 million. This gain is reported in "gain (loss) on sales of assets and interests in unconsolidated entities, net" in the 2006 consolidated statements of operations. We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest in Simon Ivanhoe for €55.1 million, or $65.5 million. As a result of these transactions, we and Ivanhoe each own a 50% interest in Simon Ivanhoe at December 31, 2006 and 2007.

            On July 5, 2007, Simon Ivanhoe completed the sale of five non-core assets in Poland and we presented our share of the gain upon this disposition in "gain (loss) on sale of assets and interests in unconsolidated entities, net" in the consolidated statement of operations and comprehensive income.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through joint ventures with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $273.0 million and $281.2 million as of December 31, 2007 and 2006, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these Japan Premium Outlet joint ventures. During 2007, we also completed construction and opened our first Premium Outlet in South Korea. As of December 31, 2007 and 2006 respectively, our investment in our

Premium Outlet in South Korea, for which we hold a 50% ownership interest, approximated $23.1 million and $18.5 million net of the related cumulative translation adjustments.

            During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and we own a 32.5% interest in the joint venture entities, and a 32.5% ownership in the management operation overseeing these projects, collectively referred to as Great Mall Investments, Ltd. ("GMI"). We have five centers currently under construction, with our share of the total equity commitment of approximately $60 million. We account for our investments in GMI under the equity method of accounting. As of December 31, 2007, our combined investment in these shopping centers in GMI is approximately $32.1 million.

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2007	2006
Fixed-Rate Debt:
Mortgages and other notes, including $24,845 and $41,579 net premiums, respectively. Weighted average interest and maturity of 6.06% and 4.5 years at December 31, 2007.	$4,836,761	$4,266,045
Unsecured notes, including $9,680 and $17,513 net premiums, respectively. Weighted average interest and maturity of 5.68% and 5.2 years at December 31, 2007.	9,384,680	10,447,513
7% Mandatory Par Put Remarketed Securities, including $4,568 and $4,669 premiums, respectively, due June 2028 and subject to redemption June 2008.	204,568	204,669

Total Fixed-Rate Debt	14,426,009	14,918,227
Variable-Rate Debt:
Mortgages and other notes, at face value, respectively. Weighted average interest and maturity of 5.38% and 2.2 years.	441,143	180,558
Credit Facility (see below)	2,351,612	305,132

Total Variable-Rate Debt	2,792,755	485,690
Fair value interest rate swaps	(90)	(9,428)

Total Mortgages and Other Indebtedness, Net	$17,218,674	$15,394,489

            General.    At December 31, 2007, we have pledged 80 properties as collateral to secure related mortgage notes including 7 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 39 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Of our 80 encumbered properties, indebtedness on 19 of these encumbered properties and our unsecured notes are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to prepayment of a yield-maintenance premium or defeasance. As of December 31, 2007, we were in compliance with all our debt covenants.

            Some of our limited partners guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 53 limited partners provide guarantees of foreclosure of $351.9 million of our consolidated debt at six consolidated properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

Unsecured Debt

            We have $875 million of unsecured notes issued by our subsidiaries that are structurally senior in right of payment to holders of other unsecured notes to the extent of the assets and related cash flows of certain properties. These unsecured notes have a weighted average interest rate of 6.99% and weighted average maturities of 5.0 years.

            Credit Facility.    Significant draws on our $3.5 billion credit facility during the twelve-month period ended December 31, 2007 were as follows:

Draw Date	Draw Amount	Use of Credit Line Proceeds
02/16/07	$600,000	Borrowing to partially fund a $1.187 billion loan to Mills.
03/29/07	550,000	Borrowing to fund our equity commitment for the Mills acquisition and to fund a loan to SPG-FCM.
04/17/07	140,000	Borrowing to fund a loan to SPG-FCM.
06/28/07	181,000	Borrowing to fund a loan to SPG-FCM.
07/31/07	557,000	Borrowing to fund a loan to SPG-FCM.
08/23/07	105,000	Borrowing to fund a property acquisition
09/20/07	180,000	Borrowing to fund SPG Medium Term Note payoff.
10/22/07	125,000	Borrowing to fund repayment of Chelsea unsecured note, which had a fixed rate of 7.25%.
11/01/07	90,000	Borrowing to partially fund redemption of Series L preferred stock.
11/15/07	550,000	Borrowing to partially fund repayment of unsecured notes, which had a fixed rate of 6.38%.

            Other amounts drawn on our credit facility were primarily for general working capital purposes. We repaid a total of $2.6 billion on our credit facility during the year ended December 31, 2007. The total outstanding balance of the credit facility as of December 31, 2007 was $2.4 billion, and the maximum amount outstanding during the year was approximately $2.6 billion. During the year ended December 31, 2007, the weighted average outstanding balance of the credit facility was approximately $1.4 billion. The amount outstanding as of December 31, 2007 includes $553.6 million in Euro and Yen-denominated borrowings.

            On October 4, 2007, we exercised the $500 million accordion feature of our credit facility, increasing the revolving borrowing capacity from $3.0 billion to $3.5 billion. The expanded capacity includes an increase of $125.0 million to $875.0 million for the multi-currency tranche for Euro, Yen and Sterling borrowings. The credit facility is available through January 11, 2011, including a one-year extension at our option. The credit facility bears a rate of 37.5 basis points over the LIBOR rate applicable to our borrowings, which averaged 5.25% and 5.10% for the years ended December 31, 2007 and 2006, respectively, for U.S. dollar-denominated borrowings.

Secured Debt

            Mortgages and Other Indebtedness.    The balance of fixed and variable rate mortgage notes was $5.3 billion and $4.4 billion as of December 31, 2007 and 2006, respectively. Of the 2007 amount, $5.2 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR. During the twelve-month period ended December 31, 2007, we repaid $191.3 million in mortgage loans, unencumbering four properties.

            As a result of the acquisition of Mills by SPG-FCM, we now hold a majority ownership interest in Gwinnett Place and Town Center at Cobb, and as a result they were consolidated as of the acquisition date. This included the consolidation of two mortgages secured by Gwinnett Place of $35.6 million and $79.2 million at fixed rates of 7.54% and 7.25%, respectively, and two mortgages secured by Town Center at Cobb of $45.4 million and $60.3 million at fixed rates of 7.54% and 7.25%, respectively. On May 23, 2007, we refinanced Gwinnett Place and Town Center at Cobb with $115.0 million and $280.0 mortgages at fixed rates of 5.68% and 5.74%, respectively.

            We placed a $200.0 million fixed-rate mortgage on Independence Center, a regional mall property, on July 10, 2007, which matures on July 10, 2017, and bears a rate of 5.94%.

            As a result of the acquisition of Las Americas Premium Outlets on August 23, 2007, we recorded its $180.0 million fixed-rate mortgage that matures June 11, 2016 and bears a rate of 5.84%.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2007 are as follows:

2008	$809,667
2009	1,654,043
2010	2,292,483
2011	4,355,900
2012	2,202,532
Thereafter	5,865,046

Total principal maturities	17,179,671
Net unamortized debt premium and other	39,003

Total mortgages and other indebtedness	$17,218,674

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2007	2006	2005
Cash paid for interest	$983,219	$845,964	$822,906

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

            As of December 31, 2007, we reflected the fair value of outstanding consolidated derivatives in other liabilities for $6.8 million. In addition, we recorded the benefits from our treasury lock and interest rate hedge agreements in accumulated other comprehensive income and the unamortized balance of these agreements is $4.4 million as of December 31, 2007. The net benefits from terminated swap agreements are also recorded in accumulated other comprehensive income and the unamortized balance is $10.7 million as of December 31, 2007. As of December 31, 2007, our outstanding LIBOR based derivative contracts consisted of:

•
interest rate cap protection agreements with a notional amount of $93.8 million that mature in May 2008.

•
variable rate swap agreements with a notional amount of $370.0 million have a weighted average pay rate of 4.97% and a weighted average receive rate of 3.72%. These were terminated in January 2008.

            Within the next twelve months, we expect to reclassify to earnings approximately $0.9 million of income of the current balance held in accumulated other comprehensive income. The amount of ineffectiveness relating to fair value and cash flow hedges recognized in income during the periods presented was not material.

Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of December 31 is summarized as follows:

	2007	2006
Fair value of fixed-rate mortgages and other indebtedness	$14,741,949	$14,479,171
Average discount rates assumed in calculation of fair value	5.16%	6.53%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2007 are as follows:

2008	$1,771,729
2009	1,666,698
2010	1,493,630
2011	1,312,011
2012	1,126,972
Thereafter	3,486,524

$10,857,564

            Approximately 0.6% of future minimum rents to be received are attributable to leases with an affiliate of a limited partner in the Operating Partnership.

10.    Partners' Equity

            Mezzanine Equity.    Preferred units whose redemption is outside our control have been classified as temporary equity in the accompanying consolidated balance sheets. Such units are described in the following paragraph.

            7.75%/8.00% Cumulative Redeemable Preferred Units.    During 2003, in connection with the purchase of additional interest in Kravco, we issued 7.75%/8.00% Cumulative Redeemable Preferred Units that accrue cumulative distributions at a rate of 7.75% of the liquidation value for the period beginning December 5, 2003, and ending December 31, 2004, 8.00% of the liquidation value for the period beginning January 1, 2005, and ending December 31, 2009, 10.00% of the liquidation value for the period beginning January 1, 2010, and ending December 31, 2010, and 12% of the liquidation value thereafter. These distributions are payable quarterly in arrears. A holder may require us to repurchase the 7.75% preferred units on or after January 1, 2009, or any time the aggregate liquidation value of the outstanding units exceeds 10% of the book value of our partners' equity. We may redeem the 7.75% preferred units on or after January 1, 2011, or earlier upon the occurrence of certain tax triggering events. Our intent is to redeem these units after January 1, 2009, after the occurrence of a tax-triggering event, which we expect to be in 2009. The redemption price is the liquidation value plus accrued and unpaid distributions, payable in cash or interest in one or more properties mutually agreed upon.

Unit Issuances and Repurchases

            In 2007, nine limited partners exchanged 1,692,474 units for an equal number of shares of common stock of Simon Property. We issued an equal number of units to Simon Property, increasing its interest in us.

            We issued 231,025 units to Simon Property related to employee and director stock options exercised during 2007. We used the net proceeds from the option exercises of approximately $7.6 million for general working capital purposes.

            On July 26, 2007, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. During 2007, Simon Property repurchased 572,000 shares at an average price of $86.11 per share of its common stock as part of this program. As Simon Property repurchased shares, we repurchased an equal number of units from Simon Property. Simon Property's share repurchase program has remaining availability of approximately $950.7 million at December 31, 2007.

            Holders of our Series I 6% convertible perpetual preferred units can currently convert these preferred units into units. During the twelve months ended December 31, 2007, 65,907 Series J preferred units were converted into 51,987 units.

Preferred Units

            The following table summarizes each of the authorized series of our preferred units outstanding during 2007 or 2006 as of December 31:

	2007	2006
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized, 100,818 and 261,683 issued and outstanding	$2,823	$7,327
Series D 8.00% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,418,307 and 1,425,573 issued and outstanding	42,549	42,767
Series G 7.89% Cumulative Step-up Premium Rate Convertible Preferred Units, 3,000,000 units authorized, 3,000,000 issued and outstanding to the general partner at 2006, none at 2007	—	148,843
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 17,039,611 and 17,716,918 issued and outstanding	851,981	885,847
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 796,948 issued and outstanding, including unamortized premium of $6,514 and $6,842 in 2007 and 2006, respectively.	46,361	46,689
7.5% Cumulative Redeemable Preferred Units, 260,000 authorized, 255,373 issued and outstanding	25,537	25,537

	$969,251	$1,157,010

            The following series of preferred units were previously issued, but there were no outstanding units of such series issued and outstanding at during 2007 or 2006: Series B 6.5% Convertible Preferred Units (5,000,000 units); Series E 8.00% Cumulative Redeemable Preferred Units (1,000,000 units); Series F 8.75% Cumulative Redeemable Preferred Units (8,000,000 units); Series H Variable Rate Preferred Units (3,328,540 units), Series K Variable Rate Redeemable Preferred Units (8,000,000 units); and Series L Variable Rate Redeemable Preferred Units (6,000,000 units).

            Series C 7.00% Cumulative Convertible Preferred Units.    Each Series C 7.00% preferred unit has a liquidation value of $28.00 and accrues cumulative distributions at a rate of $1.96 annually, payable quarterly in arrears. The Series C preferred units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of Simon Property with terms substantially identical to the Series C preferred units or into units at a ratio of 0.75676 to one provided that the closing stock price of Simon Property common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. We may redeem the Series C preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in units. In the event of the death of a holder of Series C preferred units, or the occurrence of certain tax triggering events, we may be required to redeem the Series C preferred units at their liquidation value payable at our option in either cash (the payment of which may be made in four equal annual installments) or common units. During 2007, holders converted 160,865 of the preferred units into 121,727 units.

            Series D 8.00% Cumulative Redeemable Preferred Units.    Each Series D 8.00% preferred unit has a liquidation value of $30.00 and accrues cumulative distributions at a rate of $2.40 annually, which is payable quarterly in arrears. The Series D preferred units are each paired with one Series C preferred unit or the units into which the Series C preferred units may be converted. We may redeem the Series D preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units having the same terms as the Series D preferred units, except that the distribution coupon rate would be reset to a market rate, or in units. The Series D preferred units are convertible at the holder's option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of Simon Property with terms substantially identical to the Series D preferred units. In the event of the death of a holder or the occurrence of certain tax triggering events, we may be required to redeem the Series D preferred units owned by such holder at their liquidation value payable at our option in either cash (the payment of which may be made in four equal annual installments) or common units. During 2007, one holder redeemed 7,266 of the preferred units for $218.

            Series G 7.89% Cumulative Step-Up Premium Rate Preferred Units.    We redeemed this class of preferred units from Simon Property in connection with its redemption of a series of preferred stock having identical terms.

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, we issued 18,015,506 Series I 6% convertible perpetual preferred units as part of our acquisition of the former Chelsea Property Group. Distributions are made quarterly, at an annual rate of 6% per unit. On or after October 14, 2009, we have the option to redeem the Series I preferred units, in whole or in part, for cash only at a liquidation preference of $50.00 per unit plus accumulated and unpaid distributions. However, if the redemption date falls between the record date and the distribution payment date, the redemption price will be equal to only the liquidation preference per unit, and will not include any amount of distributions declared and payable on the corresponding distribution payment date. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of common stock exceeds 130% of the applicable conversion price. The Series I preferred units are convertible into units upon the occurrence of a conversion triggering event. A conversion triggering event includes the following: (a) if we call the Series I preferred units for redemption; or, (b) if Simon Property is a party to a consolidation, merger, binding share exchange, or sale of all or substantially all of its assets; or, (c) if the closing sale price of Simon Property's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing price condition is not met at the end of any fiscal quarter, then conversions are not permitted in the following fiscal quarter. If a holder of Series I preferred units converts its Series I preferred units into units, then the holder may also elect to convert those units into common stock of Simon Property, on a one-for-one basis in accordance with our partnership agreement. The holder of Series I preferred units also has the option to exchange the Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property; however, we may elect to pay cash in lieu of the conversion. In 2007, holders of Series I preferred units exchanged 289,090 Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property. In prior years, 803,952 Series I preferred units were exchanged for an equal number of shares of Series I preferred stock of Simon Property.

            As of December 31, 2007, the conversion trigger price of $78.71 had been met and each Series I Preferred Unit became convertible into 0.794079 of a unit through March 31, 2008. During the twelve months ended December 31, 2007, 65,907 Series I preferred units were converted into 51,987 units.

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    We issued this series of preferred units in 2004 to replace a series of Chelsea preferred units. Distributions accrue quarterly at an annual rate of 8 3/8% per unit. We can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. These preferred units were issued at a premium of $7,553 as of the date of our acquisition of Chelsea.

            Series K Variable Rate Redeemable Preferred Units.    We issued this series of preferred units to Simon Property to fund its redemption of a Series of preferred stock having identical terms in the fourth quarter of 2006. We later repurchased all outstanding units of this series in the same quarter at the original issue price.

            Series L Variable Rate Redeemable Preferred Units.    We issued this series of preferred units to Simon Property to fund its redemption of a Series preferred stock having identical terms in the fourth quarter of 2007. We later repurchased all outstanding units of this series at the original issue price.

            7.5% Cumulative Redeemable Preferred Units.    We issued this series of preferred units in connection with the purchase of an additional interest in a joint venture. The preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or shares of Simon Property our common stock. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or units.

Notes Receivable from Former CPI Stockholders

            Notes receivable of $17,199 from former Corporate Property Investors, Inc. ("CPI") stockholders resulted from securities issued under CPI's executive compensation program and were assumed in our merger with CPI. These notes are reflected as a deduction from capital in excess of par value in the consolidated statements of stockholders' equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

Note Receivable from Simon Property

            On January 1, 2005, Simon Property assigned the economic rights of Ocean County Mall, the only Property held directly by Simon Property, to us in exchange for 1,602,821 common units and the settlement of an $88.8 million note receivable. We consolidated this property in our financial statements. The assignment was a final step to align the ownership interests in the properties acquired as a result of the merger with Corporate Properties Inc. in 1998 and the acquisition of the Northshore Mall in 1999.

The Simon Property Group 1998 Stock Incentive Plan

            We, along with Simon Property, have a stock incentive plan (the "1998 plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. An aggregate of 11,300,000 shares of common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase common units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options.

            Administration.    The 1998 plan is administered by Simon Property's Compensation Committee of the Board of Directors. The committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant. Since 2001, Simon Property has not granted any options to employees, except for a series of reload options we assumed as part of a prior business combination.

            Automatic Awards For Eligible Directors.    The 1998 plan provides for automatic annual grants of restricted stock to directors of Simon Property who are not employees of affiliates of Simon Property ("Eligible Directors"). Prior to May 11, 2006, each eligible director received on the first day of the first calendar month following his or her initial election as a director, a grant of 1,000 shares of restricted stock annually. Thereafter, as of the date of each annual meeting of Simon Property's stockholders, eligible directors who were re-elected as directors received a grant of 1,000 shares of restricted stock. In addition, eligible directors who served as chairpersons of the standing committees of the Board received an additional annual grant in the amount of 500 shares of restricted stock (in the case of the Audit Committee) or 300 shares of restricted stock (in the case of all other standing committees).

            Awards of restricted stock issued prior to May 11, 2006 vested in four equal annual installments on January 1 of each year, beginning in the year following the year in which the award occurred. If a director otherwise ceased to serve as a director before vesting, the unvested portion of the award terminated. Any unvested portion of a restricted stock award vested if the director died or became disabled while in office or has served a minimum of five annual terms as a director, but only if the committee or the full Board of Directors determines that such vesting is appropriate. The restricted stock also vested in the event of a "change in control."

            Pursuant to an amendment to the 1998 plan approved by the stockholders effective May 11, 2006, each eligible director now receives on the first day of the first calendar month following his or her initial election an award of restricted stock with a value of $82,500 (pro-rated for partial years of service). Thereafter, as of the date of each annual meeting of stockholders, eligible directors who are re-elected receive an award of restricted stock having a value of $82,500. In addition, eligible directors who serve as chairpersons of the standing committees (excluding the Executive Committee) receive an additional annual award of restricted stock having a value of $10,000 (in the case of the Audit Committee) or $7,500 (in the case of all other standing committees). The Lead Director also receives an annual restricted stock award having a value of $12,500. The restricted stock vests in full after one year.

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under Simon Property's Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of common stock and held in the deferred compensation plan until the shares of a restricted stock are delivered to the former director.

            In addition to automatic awards, eligible directors may be granted discretionary awards under the 1998 plan.

            Restricted Stock.    The 1998 plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance (the "Restricted Stock Program"). Restricted Stock Program grants vest annually over a four-year period (25% each year) beginning on January 1 of the year following the year in which the restricted stock award is granted. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2007, a total of 4,461,537 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2007	2006	2005
Restricted stock shares awarded during the year, net of forfeitures	222,725	415,098	400,541
Weighted average fair value of shares granted during the year	$120.55	$84.33	$61.01
Amortization expense for all awards vesting during the year	$26,779	$23,369	$14,320

            The weighted average life of our outstanding options as of December 31, 2007, is 2.8 years. Information relating to Director Options and Employee Options from December 31, 2004, through December 31, 2007, is as follows:

	Director Options		Employee Options
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2004	64,290	$26.75	1,696,026	$29.71

Granted	—	N/A	18,000	61.48
Exercised	(22,860)	25.25	(183,604)	27.20
Forfeited	(3,930)	25.51	(2,500)	25.54

Shares under option at December 31, 2005	37,500	$27.80	1,527,922	$30.39

Granted	—	N/A	70,000	90.87
Exercised	(18,000)	27.68	(396,659)	36.02
Forfeited	(3,000)	24.25	(3,000)	24.47

Shares under option at December 31, 2006	16,500	$28.57	1,198,263	$32.07

Granted	—	N/A	23,000	99.03
Exercised	(16,500)	28.57	(214,525)	32.62
Forfeited	—	—	—	—

Shares under option at December 31, 2007	—	$—	1,006,738	$33.48

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life in Years
Employee Options: Range of Exercise Prices	Options		Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
$22.36 - $30.38	820,939	2.63	$25.10	820,939	$25.10
$30.39 - $46.97	59,749	6.10	$46.97	59,749	$46.97
$46.98 - $63.51	33,050	6.18	$50.17	33,050	$50.17
$63.52 - $99.03	93,000	0.85	$92.89	70,000	90.87

Total	1,006,738		$33.48	983,738	$31.95

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

Exchange Rights

            Limited partners have the right to exchange all or any portion of their units for shares of Simon Property common stock on a one-for-one basis or cash, as selected by Simon Property. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time.

11.    Commitments and Contingencies

Litigation

            In November of 2004, the Attorneys General of Massachusetts, New Hampshire and Connecticut filed complaints in their respective state courts against us and our affiliate, SPGGC, Inc., alleging that the sale of co-branded, bank-issued gift cards sold in certain of our properties violated gift certificate statutes and consumer protection laws in those states. We filed our own actions for declaratory relief in Federal district courts in each of the three states. We have also been named as a defendant in two other state court proceedings in New York which have been brought by private parties as purported class actions. They allege violation of state consumer protection and contract laws and seek a variety of remedies, including unspecified damages and injunctive relief.

            In 2006, we received a judgment in our favor in the Federal district court in New Hampshire. The First Circuit Court of Appeals affirmed that ruling on May 30, 2007, holding that the current gift card program is a banking product and state law regulation is preempted by federal banking laws. The First Circuit Court of Appeals did not, however, rule on the question of whether the gift card program as it existed prior to January 1, 2005, was similarly exempt from state regulation. In February 2007, we entered into a voluntary, no-fault settlement with the New Hampshire Attorney General relating to the gift card program in New Hampshire as it existed prior to January 1, 2005. The New Hampshire litigation was dismissed at that time.

            In October 2007, the Second Circuit Court of Appeals issued a ruling in the case brought by the Connecticut Attorney General holding that the Connecticut gift card statute could be applied to the gift card program as it existed prior to January 1, 2005, and could prohibit the charging of administrative fees but could not prohibit the use of expiration dates on gift cards.

            We believe we have viable defenses under both state and federal laws to the pending gift card actions in Massachusetts, Connecticut and New York. Although it is not possible to provide any assurance of the ultimate outcome of any of these pending actions, management does not believe they will have any material adverse affect on our financial position, results of operations or cash flow.

            We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Lease Commitments

            As of December 31, 2007, a total of 30 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2009 to 2090. These ground leases generally require us to make payments of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense and discontinued operations as follows:

	For the Year Ended December 31,
	2007	2006	2005
Ground lease expense	$30,499	$29,301	$25,584

            Future minimum lease payments due under such ground leases for years ending December 31, excluding applicable extension options, are as follows:

2008	$16,839
2009	16,689
2010	16,435
2011	16,471
2012	16,585
Thereafter	686,378

$769,397

Insurance

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States through wholly-owned captive insurance entities and other self-insurance mechanisms. Rosewood Indemnity, Ltd. and Bridgwood Insurance Company, Ltd. are our wholly-owned captive insurance subsidiaries, and have agreed to indemnify our general liability carrier for a specific layer of losses for the properties that are covered under these arrangements. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through these captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion per occurrence for certified foreign acts of terrorism and $500 million per occurrence for non-certified domestic acts of terrorism. The current federal laws which provide this coverage are expected to operate through 2014. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks in high profile markets could adversely affect our property values, revenues, consumer traffic and tenant sales.

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2007, we had loan guarantees and other guarantee obligations of $132.5 million and $60.6 million, respectively, to support our total $6.6 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlet centers, The Mills, and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 474 of the approximately 1,000 anchor stores in the properties as of December 31, 2007. An affiliate of one of these retailers is one of our limited partners.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

Limited Life Partnerships

            FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We have certain transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of certain joint venture arrangements. However, SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2007 and 2006, the estimated settlement value of these non-controlling interests was approximately $145 million and $175 million, respectively. The minority interest amount recognized as a liability on the consolidated balance sheets related to these non-controlling interests was approximately $14 million and $15 million as of December 31, 2007 and 2006, respectively.

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2007	2006	2005
Amounts charged to unconsolidated joint ventures	$95,564	$62,879	$58,450
Amounts charged to properties owned by related parties	5,049	9,494	9,465

            During 2007, we recorded interest income and financing fee income of $39.1 million and $17.4 million, respectively, net of inter-entity eliminations, related to the loans that we have provided to Mills and SPG-FCM and lending financing services to those entities and the properties in which they hold an ownership interest.

13.    Recently Issued Accounting Pronouncements

            In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The adoption of FIN 48 had no impact on our financial position or results of operations.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for us in the first quarter of 2008. The FASB deferred application of certain elements of SFAS No. 157 relating to non-financial assets and liabilities. We do not expect the provisions of SFAS 157 that we are required to adopt in 2008 will have a significant impact on our results of operations or financial position.

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141(R) or SFAS No. 160 will have a significant impact on our results of operations or financial position.

14.    Quarterly Financial Data (Unaudited)

            Quarterly 2007 and 2006 data is summarized in the table below and, as disclosed in Note 3, the amounts have been reclassified from previously disclosed amounts in accordance with the discontinued operations provisions of SFAS No. 144 and reflect dispositions through December 31, 2007. The amounts presented for income from continuing operations, income from continuing operations per unit — Basic, and income from continuing operations per unit — Diluted for the third quarter of 2007 are not equal to the same amounts previously reported in the September 30, 2007 Form 10-Q filed with the Securities and Exchange Commission as a result of the additional property sales which occurred in the fourth quarter of 2007 and resulted in losses on dispositions being reflected in discontinued operations. Income from continuing operations, income from continuing operations per unit — Basic, and income from continuing operations per unit — Diluted as previously reported in the September 30, 2007

Form 10-Q were $227,532, $0.74, and $0.74, respectively, and are presented below as $236,470, $0.77, and $0.77, respectively. All other amounts previously reported are equal to the amounts reported below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total revenue	$852,141	$855,932	$907,145	$1,035,581
Operating income	348,966	333,551	378,699	473,849
Income from continuing operations	144,066	95,248	236,470	185,918
Net income available to common unitholders	98,381	59,917	164,937	112,929
Income from continuing operations per unit—Basic	$0.44	$0.27	$0.77	$0.60
Net income per unit — Basic	$0.44	$0.27	$0.74	$0.51
Income from continuing operations per unit — Diluted	$0.44	$0.27	$0.77	$0.60
Net income per unit — Diluted	$0.44	$0.27	$0.74	$0.51
Weighted average units outstanding	280,858,656	281,282,172	281,028,487	280,944,298
Diluted weighted average units outstanding	281,716,125	281,119,027	281,774,055	281,617,542
2006
Total revenue	$787,649	$798,738	$818,736	$927,031
Operating income	299,204	310,049	321,324	389,652
Income from continuing operations	122,461	101,282	112,950	226,750
Net income available to common unitholders	104,017	82,868	94,592	204,668
Income from continuing operations per unit — Basic	$0.47	$0.37	$0.43	$0.93
Net income per unit — Basic	$0.47	$0.37	$0.43	$0.93
Income from continuing operations per unit — Diluted	$0.47	$0.37	$0.43	$0.92
Net income per unit — Diluted	$0.47	$0.37	$0.43	$0.92
Weighted average units outstanding	279,083,336	279,464,253	279,573,123	280,136,765
Diluted weighted average units outstanding	279,056,438	280,349,471	280,444,727	281,004,599

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
	By	/s/ DAVID SIMON David Simon Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner
March 13, 2008

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 13, 2008
/s/ HERBERT SIMON Herbert Simon	Co-Chairman Emeritus and Director	March 13, 2008
/s/ MELVIN SIMON Melvin Simon	Co-Chairman Emeritus and Director	March 13, 2008
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 13, 2008
/s/ BIRCH BAYH Birch Bayh	Director	March 13, 2008
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 13, 2008
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 13, 2008

/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 13, 2008
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 13, 2008
/s/ FREDRICK W. PETRI Fredrick W. Petri	Director	March 13, 2008
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 13, 2008
/s/ KAREN N. HORN Karen N. Horn	Director	March 13, 2008
/s/ M. DENISE DEBARTOLO YORK M. Denise DeBartolo York	Director	March 13, 2008
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 13, 2008
/s/ JOHN DAHL John Dahl	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 13, 2008

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Anderson Mall, Anderson, SC	$28,206	$1,712	$15,227	$1,363	$16,055	$3,075	$31,282	$34,357	$11,989	1972
Arsenal Mall, Watertown, MA	32,041	15,505	47,680	—	7,364	15,505	55,044	70,549	12,162	1999 (Note 4)
Bangor Mall, Bangor, ME	80,000	5,478	59,740	—	7,495	5,478	67,235	72,713	13,692	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	59,311	10,886	80,240	91,126	33,572	1981
Battlefield Mall, Springfield, MO	96,217	3,919	27,231	3,225	61,158	7,144	88,389	95,533	40,208	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	24,105	10,491	49,728	60,219	17,400	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,049	2,945	70,093	73,038	17,856	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,666	24,444	26,906	103,248	130,154	29,795	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	22,018	39,500	231,220	270,720	61,250	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	16,004	11,470	48,435	59,905	17,359	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	84,581	8,436	55,838	—	26,108	8,436	81,946	90,382	28,174	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	19,600	72,156	66,200	375,774	441,974	84,695	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	65,375	33,684	163,662	197,346	44,713	1972
Century III Mall, West Mifflin, PA	83,261	17,380	102,364	10	8,089	17,390	110,453	127,843	55,625	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	13,038	—	67,776	67,776	20,590	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	16,211	3,257	25,852	29,109	9,987	1971
Chesapeake Square, Chesapeake, VA	71,771	11,534	70,461	—	7,286	11,534	77,747	89,281	31,720	1989
Cielo Vista Mall, El Paso, TX	—	1,005	15,262	608	42,336	1,613	57,598	59,211	27,745	1974
College Mall, Bloomington, IN	41,445	1,003	16,245	720	41,553	1,723	57,798	59,521	22,713	1965
Columbia Center, Kennewick, WA	—	17,441	66,580	—	20,271	17,441	86,851	104,292	25,290	1987
Copley Place, Boston, MA	191,000	—	378,045	—	63,682	—	441,727	441,727	66,948	2002 (Note 4)
Coral Square, Coral Springs, FL	84,489	13,556	93,630	—	3,967	13,556	97,597	111,153	40,184	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	30,317	25,947	103,408	129,355	25,640	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	2,656	10,122	72,614	82,736	28,290	1996
Crossroads Mall, Omaha, NE	41,816	639	30,658	409	35,628	1,048	66,286	67,334	24,538	1994 (Note 4)
Crystal River Mall, Crystal River, FL	15,135	5,393	20,241	—	4,810	5,393	25,051	30,444	8,193	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	8,555	9,011	61,230	70,241	20,810	1973
Domain, The, Austin, TX	—	39,503	183,630	—	—	39,503	183,630	223,133	6,573	2005
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	27,416	11,529	134,766	146,295	35,682	1997 (Note 4)
Fashion Mall at Keystone, Indianapolis, IN	—	—	120,579	—	40,139	—	160,718	160,718	43,632	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	8,636	82,627	—	23,042	8,636	105,669	114,305	10,058	2004
Forest Mall, Fond Du Lac, WI	16,746	721	4,491	—	8,790	721	13,281	14,002	6,648	1973
Forum Shops at Caesars, The, Las Vegas, NV	533,470	—	276,378	—	198,757	—	475,135	475,135	92,336	1992

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	10,384	12,302	110,746	123,048	37,583	1961
Greenwood Park Mall, Greenwood, IN	80,130	2,423	23,445	5,275	111,180	7,698	134,625	142,323	39,570	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	18,939	15,713	58,930	74,643	20,090	1980
Gwinnett Place, Duluth, GA	115,000	20,222	141,191	—	549	20,222	141,740	161,962	32,626	1998 (Note 5)
Haywood Mall, Greenville, SC	—	11,585	133,893	6	18,608	11,591	152,501	164,092	51,130	1998 (Note 4)
Independence Center, Independence, MO	200,000	5,042	45,798	—	30,746	5,042	76,544	81,586	27,642	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	78,372	733	17,163	73	18,447	806	35,610	36,416	18,668	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	37,362	9,270	54,841	64,111	29,393	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	23,716	4,868	54,020	58,888	23,792	1983
Knoxville Center, Knoxville, TN	59,348	5,006	21,617	3,712	34,529	8,718	56,146	64,864	24,976	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	36,392	7,944	46,220	54,164	18,843	1976
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	11,628	27,928	67,074	95,002	19,798	1997 (Note 4)
Lakeline Mall, Austin, TX	—	10,088	81,568	14	8,292	10,102	89,860	99,962	30,983	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	56,412	38,213	548,823	587,036	137,573	1998 (Note 4)
Lima Mall, Lima, OH	—	7,662	35,338	—	9,285	7,662	44,623	52,285	17,202	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	6,987	7,935	70,467	78,402	32,492	1990
Livingston Mall, Livingston, NJ	—	30,200	105,250	—	23,726	30,200	128,976	159,176	32,685	1998 (Note 4)
Longview Mall, Longview, TX	31,338	259	3,567	124	7,980	383	11,547	11,930	5,323	1978
Mall of Georgia, Mill Creek, GA	188,621	47,492	326,633	—	2,604	47,492	329,237	376,729	49,416	1999 (Note 5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	11,377	17,119	92,135	109,254	18,231	2002 (Note 4)
Markland Mall, Kokomo, IN	22,172	—	7,568	—	7,871	—	15,439	15,439	8,053	1968
McCain Mall, N. Little Rock, AR	—	—	9,515	—	11,633	—	21,148	21,148	14,899	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	25,376	19,922	81,267	101,189	23,049	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	31,678	65,684	254,930	320,614	75,620	1997 (Note 4)
Midland Park Mall, Midland, TX	32,369	687	9,213	—	11,681	687	20,894	21,581	11,584	1980
Miller Hill Mall, Duluth, MN	—	2,537	18,092	—	24,797	2,537	42,889	45,426	24,265	1973
Montgomery Mall, Montgomeryville, PA	91,018	27,105	86,915	—	17,675	27,105	104,590	131,695	19,713	2004 (Note 5)
Muncie Mall, Muncie, IN	7,518	172	5,776	52	27,255	224	33,031	33,255	14,479	1970
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,093	27,310	166,086	193,396	73,597	1998 (Note 4)
North East Mall, Hurst, TX	—	128	12,966	19,010	148,871	19,138	161,837	180,975	53,110	1971
Northfield Square Mall, Bourbonnais, IL	29,742	362	53,396	—	1,015	362	54,411	54,773	28,934	2004 (Note 5)
Northgate Mall, Seattle, WA	—	24,392	115,992	—	90,176	24,392	206,168	230,560	43,725	1987
Northlake Mall, Atlanta, GA	68,466	33,400	98,035	—	4,146	33,400	102,181	135,581	39,763	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	36,223	3,636	49,002	52,638	25,609	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	8,740	15,673	66,044	81,717	20,180	1997 (Note 4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	22,375	20,404	147,320	167,724	37,670	1998 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	37,497	12,998	102,618	115,616	34,195	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	20,444	35,514	150,350	185,864	45,341	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	77,451	24,544	100,287	—	4,514	24,544	104,801	129,345	40,214	2003 (Note 4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	9,819	11,198	49,546	60,744	15,085	1980
Palm Beach Mall, West Palm Beach, FL	51,781	11,962	112,437	—	36,378	11,962	148,815	160,777	73,921	1967
Penn Square Mall, Oklahoma City, OK	67,079	2,043	155,958	—	27,562	2,043	183,520	185,563	45,100	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	550	12,940	4,452	168,008	172,460	43,225	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	20,238	19,200	230,848	250,048	61,783	1998 (Note 4)
Plaza Carolina, Carolina, PR	242,548	15,493	279,560	—	5,027	15,493	284,587	300,080	35,177	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	51,517	5,471	58,570	—	15,153	5,471	73,723	79,194	25,667	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	38,012	4,933	40,825	45,758	16,581	1972
Raleigh Springs Mall, Memphis, TN	—	9,137	28,604	—	12,983	9,137	41,587	50,724	29,294	1971
Richmond Town Square, Richmond Heights, OH	45,466	2,600	12,112	—	61,013	2,600	73,125	75,725	33,480	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	10,460	30,884	111,684	142,568	32,388	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	21,162	44,143	233,419	277,562	59,870	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	1,929	38,609	—	14,995	1,929	53,604	55,533	23,981	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	37,986	166,175	739,994	906,169	192,013	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	49,793	23,541	139,996	163,537	47,019	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	9,679	10,400	97,543	107,943	26,254	1998 (Note 4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	145,094	16,630	199,539	216,169	66,893	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	15,415	23,445	141,255	164,700	40,875	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	43,169	101,200	344,664	445,864	84,343	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	22,785	17,079	100,552	117,631	35,154	1970
SouthPark, Charlotte, NC	—	32,141	188,004	100	163,731	32,241	351,735	383,976	61,481	2002 (Note 4)
St Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	27,269	8,890	80,203	89,093	33,572	1990
Stanford Shopping Center, Palo Alto, CA	220,000	—	339,537	—	4,167	—	343,704	343,704	50,095	2003 (Note 4)
Summit Mall, Akron, OH	65,000	15,374	51,137	—	31,896	15,374	83,033	98,407	24,337	1965
Sunland Park Mall, El Paso, TX	34,558	2,896	28,900	—	6,753	2,896	35,653	38,549	18,663	1988
Tacoma Mall, Tacoma, WA	124,796	37,803	125,826	—	47,096	37,803	172,922	210,725	50,032	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	44,645	8,414	53,084	61,498	30,386	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,766	6	55,602	9,965	112,368	122,333	29,303	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,279	—	140,034	64,200	447,313	511,513	105,534	1998 (Note 4)
Town Center at Cobb, Kennesaw, GA	280,000	31,759	158,225	—	1,723	31,759	159,948	191,707	36,012	1998 (Note 5)
Towne East Square, Wichita, KS	64,557	8,525	18,479	1,429	32,130	9,954	50,609	60,563	27,343	1975

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Towne West Square, Wichita, KS	51,302	972	21,203	61	11,662	1,033	32,865	33,898	16,669	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	29,027	14,191	102,017	116,208	32,179	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	27,798	15,638	148,760	164,398	46,698	1972
University Mall, Pensacola, FL	100,000	4,256	26,657	—	3,615	4,256	30,272	34,528	12,311	1994
University Park Mall, Mishawaka, IN	—	16,768	112,158	7,000	26,344	23,768	138,502	162,270	70,367	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	8,261	8,421	47,006	55,427	14,779	1979
Valle Vista Mall, Harlingen, TX	40,000	1,398	17,159	372	14,336	1,770	31,495	33,265	15,779	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	8,848	13,913	59,395	73,308	22,355	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	42,209	55,489	153,467	208,956	51,210	1998 (Note 4)
Washington Square, Indianapolis, IN	30,552	16,800	36,495	462	27,556	17,262	64,051	81,313	31,016	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	1,168	14,684	6,621	48,816	55,437	20,793	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	20,121	43,464	104,830	148,294	28,079	1998 (Note 4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,241	34,289	5,265	69,981	75,246	25,696	1977
Wolfchase Galleria, Memphis, TN	225,000	15,881	128,276	—	9,365	15,881	137,641	153,522	40,818	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	80,144	34,211	187,123	—	10,718	34,211	197,841	232,052	41,142	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	2,659	3,900	99,718	103,618	15,882	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	22,224	13,952	65,911	79,863	10,089	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,920	2,370	26,246	28,616	8,944	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	—	7,510	16,670	232,231	248,901	28,939	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	914	12,986	185,904	198,890	24,653	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	19,973	3,170	59,863	—	1,330	3,170	61,193	64,363	12,171	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	6,448	13,337	7,107	131,342	138,449	19,323	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,557	32	989	2,092	108,546	110,638	15,844	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	745	7,900	17,237	25,137	5,299	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	1,135	3,440	339,814	343,254	37,252	2004 (Note 4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	10,673	2,857	57,982	60,839	10,854	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	1,698	9,060	51,979	61,039	10,894	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	62,423	9,630	194,122	—	3,416	9,630	197,538	207,168	28,938	2004 (Note 4)
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,399	6,416	106,412	112,828	12,308	2004 (Note 4)
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	2,930	2,800	42,476	45,276	5,282	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	10,334	11,832	94,994	—	4,079	11,832	99,073	110,905	8,938	2004 (Note 4)
Las Americas Premium Outlets, San Diego, CA	180,000	45,168	251,634	—	1,037	45,168	252,671	297,839	2,556	2007 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	3,401	13,085	164,178	177,263	15,846	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	53,834	25,435	188,807	214,242	20,025	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	2,337	7,190	164,360	171,550	25,328	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	1,202	5,670	30,106	35,776	7,530	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	43,073	6,630	94,138	—	3,459	6,630	97,597	104,227	19,347	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	1,069	11,400	46,092	57,492	7,188	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,128	4,300	133,453	137,753	20,314	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	15,855	23,280	29,895	327,690	357,585	32,558	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	2,197	9,463	88,001	97,464	15,360	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	2,157	13,322	16,224	29,546	4,298	2004 (Note 4)
Philadelphia Premium Outlets, Limerick, PA	—	16,676	105,249	—	—	16,676	105,249	121,925	635	2006
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,693	41,547	1	19,133	12,694	60,680	73,374	2,842	2005
Round Rock Premium Outlets, Round Rock, TX	—	22,911	82,252	—	5,245	22,911	87,497	110,408	6,005	2005
Seattle Premium Outlets, Seattle, WA	—	13,557	103,722	12	2,876	13,569	106,598	120,167	11,634	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	5,041	6,092	62,711	68,803	11,185	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	55,385	7,720	172,931	—	7,795	7,720	180,726	188,446	22,242	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,856	—	2,892	9,420	87,748	97,168	17,234	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	922	22,630	78,238	100,868	12,183	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	34,692	3,230	75,277	—	5,042	3,230	80,319	83,549	14,669	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,557	1,658	1,735	12,768	864,292	877,060	96,410	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	2,256	4,900	284,287	289,187	37,847	2004 (Note 4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	8,642	7,711	45,416	53,127	12,143	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	27,080	8,748	26,184	—	9,481	8,748	35,665	44,413	14,579	1987
Brightwood Plaza, Indianapolis, IN	—	65	128	—	337	65	465	530	294	1965
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	5,529	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	556	5,352	12,835	18,187	4,162	1989

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	8,546	2,886	17,053	19,939	6,338	1977
Dare Centre, Kill Devil Hills, NC	1,663	—	5,702	—	204	—	5,906	5,906	573	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,189	1,955	3,405	—	1,062	1,955	4,467	6,422	1,323	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	85	651	3,765	4,416	2,809	1986
Forest Plaza, Rockford, IL	14,853	4,132	16,818	453	2,940	4,585	19,758	24,343	7,794	1985
Gateway Shopping Centers, Austin, TX	87,000	24,549	81,437	—	7,084	24,549	88,521	113,070	13,927	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,668	1,028	5,693	6,721	2,609	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,773	1,131	5,565	6,696	2,493	1979
Henderson Square, King of Prussia, PA	14,846	4,223	15,124	—	147	4,223	15,271	19,494	2,283	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,436	7,138	25,284	—	1,450	7,138	26,734	33,872	11,021	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	59	425	1,861	2,286	1,131	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	968	—	5,200	5,200	1,547	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,738	3,731	7,083	10,814	4,361	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	1,059	2,487	7,479	9,966	3,051	1986
Lake View Plaza, Orland Park, IL	19,744	4,702	17,543	—	12,450	4,702	29,993	34,695	11,055	1986
Lakeline Plaza, Austin, TX	21,647	5,822	30,875	—	7,399	5,822	38,274	44,096	12,552	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,788	1,808	11,939	13,747	3,636	1978
Lincoln Crossing, O'Fallon, IL	2,988	674	2,192	—	598	674	2,790	3,464	1,072	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	1,827	—	23,126	23,126	7,333	2003 (Note 4)
MacGregor Village, Cary, NC	6,689	502	8,897	—	192	502	9,089	9,591	899	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	111	9,506	33,003	42,509	9,374	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,205	206	6,943	7,149	2,156	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	328	—	912	912	699	1967
Matteson Plaza, Matteson, IL	8,695	1,771	9,737	—	2,534	1,771	12,271	14,042	5,624	1988
Muncie Plaza, Muncie, IN	—	267	10,509	87	1,313	354	11,822	12,176	3,559	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,435	128	3,056	3,184	1,776	1966
North Ridge Plaza, Joliet, IL	8,169	2,831	7,699	—	3,172	2,831	10,871	13,702	4,009	1985
North Ridge Shopping Center, Raleigh, NC	—	385	12,838	—	407	385	13,245	13,630	1,340	2004 (Note 4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,406	148	2,820	2,968	1,632	1974
Palms Crossing, McAllen, TX	—	14,282	45,925	—	—	14,282	45,925	60,207	364	2006
Park Plaza, Hopkinsville, KY	—	300	1,572	—	225	300	1,797	2,097	1,668	1968
Regency Plaza, St. Charles, MO	4,075	616	4,963	—	569	616	5,532	6,148	2,109	1988
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	6,525	5,149	32,960	38,109	6,184	1998 (Note 4)
Rockaway Town Plaza, Rockaway, NJ	—	—	15,295	—	1,695	—	16,990	16,990	1,576	2004
Shops at Arbor Walk, Austin, TX	—	930	42,546	—	5,253	930	47,799	48,729	1,739	2005

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	4,806	12,943	32,983	45,926	12,254	1999
St. Charles Towne Plaza, Waldorf, MD	26,083	8,377	18,993	—	2,835	8,377	21,828	30,205	9,061	1987
Teal Plaza, Lafayette, IN	—	99	878	—	2,986	99	3,864	3,963	1,907	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	5,161	2,150	12,784	14,934	3,422	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	5,012	234	5,757	5,991	2,851	1974
University Center, Mishawaka, IN	—	3,071	7,413	—	3,174	3,071	10,587	13,658	5,713	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	398	941	2,095	3,036	2,522	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	13,246	8,679	86,082	94,761	27,447	1999
West Ridge Plaza, Topeka, KS	5,254	1,376	4,560	—	1,695	1,376	6,255	7,631	2,644	1988
White Oaks Plaza, Springfield, IL	16,031	3,169	14,267	—	1,166	3,169	15,433	18,602	6,083	1986
Wolf Ranch, Georgetown, TX	—	22,118	51,509	—	2,078	22,118	53,587	75,705	5,094	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	204	263	4,584	4,847	527	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	19,637	1	736	1,384	20,373	21,757	1,750	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,289	—	5,206	—	131	—	5,337	5,337	531	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,717	—	924	—	1	—	925	925	79	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,438	148	3,610	—	17	148	3,627	3,775	347	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,912	12	408	—	46	12	454	466	41	2004 (Note 4)
Factory Stores of America — Lebanon. MO	1,607	24	214	—	—	24	214	238	30	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,510	26	566	—	4	26	570	596	60	2004 (Note 4)
Factory Stores of America — Story City, IA	1,867	7	526	—	—	7	526	533	48	2004 (Note 4)
Factory Stores of North Bend, North Bend, WA	—	2,143	36,197	—	1,012	2,143	37,209	39,352	4,068	2004 (Note 4)
Development Projects
Houston Premium Outlets, Cypress, TX	—	21,159	69,350	—	—	21,159	69,350	90,509	—	2007
Jersey Shore Premium Outlets, Tinton Falls, NJ	—	—	50,979	—	—	—	50,979	50,979	—	2007
Pier Park, Panama City Beach, FL	—	22,814	71,988	—	—	22,814	71,988	94,802	—	2006

Other pre-development costs	—	83,674	43,263	1,268	11,212	84,942	54,475	139,417	—
Other	—	4,733	3,698	665	428	5,398	4,126	9,524	2,082

	$5,201,453	2,660,485	$17,448,774	$177,967	$3,876,141	$2,798,452	$21,364,915	$24,163,367	$5,168,565

Simon Property Group, L.P. and Subsidiaries
Notes to Schedule III as of December 31, 2007
(Dollars in thousands

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Balance, beginning of year	$22,644,299	$21,551,247	$21,082,582
Acquisitions and consolidations	743,457	402,095	294,654
Improvements	1,057,663	772,806	661,569
Disposals and de-consolidations	(282,052)	(81,849)	(487,558)

Balance, close of year	$24,163,367	$22,644,299	$21,551,247

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2007 was $18,506,993.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Balance, beginning of year	$4,479,198	$3,694,807	$3,066,604
Acquisitions and consolidations (5)	12,714	64,818	2,627
Depreciation expense	808,041	767,726	768,028
Disposals	(131,388)	(48,153)	(142,452)

Balance, close of year	$5,168,565	$4,479,198	$3,694,807

            Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as follows:

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

(4)
Not developed/constructed by us or our predecessors. The date of construction represents acquisition date.

(5)
Property initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting. Accumulated depreciation amounts for properties consolidated which were previously accounted for under the equity method of accounting include the minority interest holders' portion of accumulated depreciation.

Exhibits
2	Agreement and Plan of Merger, dated as February 12, 2007, by and among SPG-FCM Ventures, LLC, SPG-FCM Acquisitions, Inc., SPG-FCM Acquisitions, L.P., The Mills Corporation, and The Mills Limited Partnership (incorporated by reference to Exhibit 2.1 to Simon Property Group, Inc.'s Current Report on Form 8-K filed February 23, 2007).
3.1	Second Amended and Restated Certificate of Incorporation of the Limited Partnership (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2002 (filed by Simon Property Group, L.P.) ).
3.2	Seventh Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2001 filed by Simon Property Group, L.P.).
3.3	Amended and Restated Supplement to Seventh Amended and Restated Limited Partnership Agreement (Exhibits B-1 and B-2) dated October 14, 2004 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on October 20, 2004).
3.4	Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996.
4(a)	Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).
10.1	Credit Agreement, dated as of October 12, 2004, among Simon Property Group, L.P., the Lenders named therein, and the Co-Agents named therein (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q filed by Simon Property Group, L.P. on November 8, 2004).
10.2	$3,500,000,000 Credit Agreement, dated as of December 15, 2005, among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed on December 20, 2005).
10.3	Amendment to Credit Agreement among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents, dated October 4, 2007.
10.4*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 5, 2006).
10.5(b)	Option Agreement to acquire the Excluded Retail Property (Previously filed as Exhibit 10.10).
10.6	Voting Agreement dated as of June 20, 2004 among the Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 22, 2004).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

TABLE OF CONTENTS
Part I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Mortgage and Other Debt on Portfolio Properties As of December 31, 2007 (Dollars in thousands)
Mortgage and Other Debt on Portfolio Properties As of December 31, 2007 (Dollars in thousands)
Item 3. Legal Proceedings
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
Part IV
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