Form 10-Q
period 2008-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2008-05-09
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

33-11491
(Commission File No.)

34-1755769
(I.R.S. Employer Identification No.)

225 West Washington Street
Indianapolis, Indiana 46204
(Address of principal executive offices)

(317) 636-1600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Registrant has no common stock outstanding.

Simon Property Group, L.P. and Subsidiaries

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Investment properties, at cost	$24,592,802	$24,415,025
Less — accumulated depreciation	5,499,242	5,312,095

	19,093,560	19,102,930
Cash and cash equivalents	428,659	501,982
Tenant receivables and accrued revenue, net	374,387	447,224
Investment in unconsolidated entities, at equity	1,868,115	1,886,891
Deferred costs and other assets	1,198,404	1,118,635
Note receivable from related party	540,000	548,000

Total assets	$23,503,125	$23,605,662

LIABILITIES:
Mortgages and other indebtedness	$17,445,746	$17,218,674
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,066,471	1,251,044
Cash distributions and losses in partnerships and joint ventures, at equity	358,677	352,798
Other liabilities, minority interest, and accrued distributions	208,316	180,644

Total liabilities	19,079,210	19,003,160

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS' EQUITY:
Preferred units, 18,385,633 and 19,611,057 units outstanding, respectively. Liquidation values $901,466 and $962,737, respectively	907,898	969,251
General Partner, 224,755,397 and 223,034,282 units outstanding, respectively	2,731,401	2,816,775
Limited Partners, 57,562,560 and 57,913,250 units outstanding, respectively	699,546	731,406

Total partners' equity	4,338,845	4,517,432

Total liabilities and partners' equity	$23,503,125	$23,605,662

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2008	2007
REVENUE:
Minimum rent	$550,682	$510,865
Overage rent	16,651	17,892
Tenant reimbursements	250,248	230,613
Management fees and other revenues	33,020	20,875
Other income	44,697	71,896

Total revenue	895,298	852,141

EXPENSES:
Property operating	112,761	109,227
Depreciation and amortization	228,043	215,271
Real estate taxes	84,520	79,182
Repairs and maintenance	29,021	29,007
Advertising and promotion	19,373	18,884
Provision for credit losses	6,582	542
Home and regional office costs	39,600	33,699
General and administrative	5,302	3,899
Other	18,138	13,464

Total operating expenses	543,340	503,175

OPERATING INCOME	351,958	348,966
Interest expense	(229,917)	(222,478)
Minority interest in income of consolidated entities	(2,284)	(2,910)
Income tax benefit (expense) of taxable REIT subsidiaries	23	(1,285)
Income from unconsolidated entities	7,141	21,773

Income from continuing operations	126,921	144,066

Results of operations from discontinued operations	—	(203)

NET INCOME	126,921	143,863

Preferred unit requirement	(16,255)	(19,645)

NET INCOME AVAILABLE TO UNITHOLDERS	$110,666	$124,218

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	87,933	98,381
Limited Partners	22,733	25,837

Net income	$110,666	$124,218

BASIC EARNINGS PER UNIT
Income from continuing operations	$0.39	$0.44
Discontinued operations	—	—

Net Income	$0.39	$0.44

DILUTED EARNINGS PER UNIT
Income from continuing operations	$0.39	$0.44
Discontinued operations	—	—

Net Income	$0.39	$0.44

Net income	$126,921	$143,863
Unrealized loss on interest rate hedges	(18,705)	(460)
Net (loss) income on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(2,590)	472
Currency translation adjustments	(22,394)	151
Other loss	(1,255)	(728)

Comprehensive Income	$81,977	$143,298

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,921	$143,863
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	225,010	207,580
Straight-line rent	(6,587)	(4,293)
Minority interest	2,284	2,910
Minority interest distributions	(7,191)	(13,855)
Equity in income of unconsolidated entities	(7,141)	(21,773)
Distributions of income from unconsolidated entities	24,042	19,633
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(1,249)	49,298
Deferred costs and other assets	(115,160)	(46,951)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(19,388)	(26,392)

Net cash provided by operating activities	221,541	310,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(135,581)
Funding of loans to related parties	—	(1,473,540)
Repayments of loans from related parties	8,000	—
Capital expenditures, net	(230,191)	(205,678)
Cash impact from the consolidation and de-consolidation of properties	—	4,073
Investments in unconsolidated entities	(15,271)	(431,935)
Distributions of capital from unconsolidated entities and other	38,356	74,390

Net cash used in investing activities	(199,106)	(2,168,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	2,546	751
Purchase of preferred units and partnership units	(1,217)	(14,987)
Minority interest contributions	149	—
Partnership distributions	(269,110)	(255,620)
Mortgage and other indebtedness proceeds, net of transaction costs	990,772	1,918,674
Mortgage and other indebtedness principal payments	(818,898)	(379,974)

Net cash (used in) provided by financing activities	(95,758)	1,268,844

DECREASE IN CASH AND CASH EQUIVALENTS	(73,323)	(589,407)
CASH AND CASH EQUIVALENTS, beginning of year	501,982	929,360

CASH AND CASH EQUIVALENTS, end of period	$428,659	$339,953

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.     Organization

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these condensed notes to the unaudited consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term Simon Property" refers to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, as amended (the "Code"). According to our partnership agreement, we are required to pay all expenses of Simon Property.

        We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of March 31, 2008, we owned or held an interest in 321 income-producing properties in the United States, which consisted of 168 regional malls, 39 Premium Outlet centers, 67 community/lifestyle centers, 37 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 37 Mills properties acquired, 17 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own interests in three parcels of land held in the United States for future development. Internationally as of March 31, 2008, we have ownership interests in 51 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one Premium Outlet center in South Korea. Also, through a joint venture arrangement we hold a 32.5% ownership interest in five shopping centers under construction in China.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2008 are not necessarily indicative of the results that may be obtained for the full fiscal year.

        These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K.

        As of March 31, 2008, we consolidated 199 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 162 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 93 of the 162 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, Europe, and Asia comprise 59 of the 69 properties that are managed by others. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership (collectively "Mills") in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. In addition, Simon Property owns certain of our preferred units. Simon Property's weighted average ownership interest in us was 79.5% and 79.2% for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, Simon Property's ownership interest in us was 79.6% and 79.4%, respectively. We adjust the limited partners' interest at the end of each period to reflect their respective interests in the Operating Partnership.

        Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Cash and cash equivalents, as of March 31, 2008, includes a balance of $30.4 million related to our co-branded gift card programs which we do not consider available for general working capital purposes.

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

	For the Three Months Ended March 31,
	2008	2007
Unitholders' share of:
Income from continuing operations, after preferred unit requirements	$110,666	$124,421
Discontinued operations	—	(203)

Net Income available to Unitholders — Basic & Dilutive	$110,666	$124,218

Weighted Average Units Outstanding — Basic	281,224,467	280,858,656
Effect of stock options of Simon Property	616,575	857,469

Weighted Average Units Outstanding — Diluted	281,841,042	281,716,125

        For the three months ended March 31, 2008, potentially dilutive securities include stock options of Simon Property and certain preferred units that are exchangeable for common units. The only security that had a dilutive effect for the three months ended March 31, 2008, and 2007, were stock options of Simon Property. Common units may be exchanged for shares of Simon Property common stock, on a one-for-one basis, in certain circumstances. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the United States as of March 31, 2008 and December 31, 2007. We also held interests in two joint ventures which owned 51 European shopping centers as of March 31,

2008 and December 31, 2007. We also held an interest in six joint venture properties under operation in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Acquisition of The Mills Corporation by SPG-FCM

        As previously disclosed in our 2007 Form 10-K, SPG-FCM, a 50/50 joint venture between an affiliate of the Operating Partnership and funds managed by Farallon, entered into a definitive merger agreement to acquire all outstanding shares of common stock of Mills for $25.25 per share on February 16, 2007. The acquisition was completed through a cash tender offer and a subsequent merger transaction which concluded on April 3, 2007. To date, we and Farallon had each contributed $650.0 million to SPG-FCM for the acquisition. As previously disclosed, as part of the transaction we also made loans to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used to repay loans and other obligations of Mills, including the redemption of preferred stock. During 2007, certain of these loans were repaid by Mills. As of March 31, 2008, the only remaining loan was to SPG-FCM in the amount of $540.0 million. During the first quarter of 2008 and 2007, we recorded approximately $4.5 million and $11.6 million in interest income (net of inter-entity eliminations), respectively, related to loans to SPG-FCM and Mills. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first quarter of 2008 and 2007 of approximately $0.6 million and $1.9 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions.

  International Joint Venture Investments

        We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments is $291.6 million and $289.5 million as of March 31, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. As of March 31, 2008, the Operating Partnership had a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI.

        We conduct our investment in the six international Premium Outlet operations in Japan through joint ventures with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). The carrying amount of our investment in these joint ventures is $270.6 million and $273.0 million as of March 31, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. We have a 40% ownership in these joint ventures. We have a 50% ownership interest in one Premium Outlet center in Mexico. The carrying amount of our investment in Mexico is $14.8 million and $16.6 million as of March 31, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments. On June 1, 2007, our Chelsea division opened Yeoju Premium Outlets, the first Premium Outlet Center in South Korea. We hold a 50% ownership interest in this property for which our investment approximated $23.7 million and $23.1 million as of March 31, 2008 and December 31, 2007, respectively, net of the related cumulative translation adjustments.

        During 2006, we finalized the formation of a joint venture to develop and operate shopping centers in China. We own a 32.5% interest in a joint venture entity, Great Mall Investments, Ltd. The shopping centers will be anchored by Wal-Mart stores. We are planning on initially developing five centers, all of which are currently under construction. Our share of the total equity commitment is approximately $59.3 million. We account for our investments in this joint venture under the equity method of accounting. As of March 31, 2008, our combined investment in the Chinese joint ventures was approximately $31.9 million.

  Summary Financial Information

        Summary financial information (in thousands) of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of March 31, 2008.

	March 31, 2008	December 31, 2007
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,090,639	$21,009,416
Less — accumulated depreciation	3,366,667	3,217,446

	17,723,972	17,791,970
Cash and cash equivalents	639,046	747,575
Tenant receivables	342,230	435,093
Investment in unconsolidated entities	212,122	258,633
Deferred costs and other assets	781,055	713,180

Total assets	$19,698,425	$19,946,451

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,367,309	$16,507,076
Accounts payable, accrued expenses, and deferred revenue	1,011,862	972,699
Other liabilities	806,978	825,279

Total liabilities	18,186,149	18,305,054
Preferred units	67,450	67,450
Partners' equity	1,444,826	1,573,947

Total liabilities and partners' equity	$19,698,425	$19,946,451

Our Share of:
Total assets	$8,098,627	$8,040,987

Partners' equity	$762,856	$776,857
Add: Excess Investment	746,582	757,236

Our net Investment in Joint Ventures	$1,509,438	$1,534,093

Mortgages and other indebtedness	$6,523,573	$6,568,403

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
	2008	2007
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$470,063	$269,930
Overage rent	18,716	17,268
Tenant reimbursements	228,745	131,822
Other income	46,091	41,567

Total revenue	763,615	460,587
Operating Expenses:
Property operating	152,924	86,925
Depreciation and amortization	171,699	82,778
Real estate taxes	65,744	34,551
Repairs and maintenance	30,338	22,881
Advertising and promotion	14,296	7,700
Provision for credit losses	5,033	11
Other	37,977	25,709

Total operating expenses	478,011	260,555

Operating Income	285,604	200,032
Interest expense	(248,873)	(107,156)
Income (loss) from unconsolidated entities	21	(84)
Loss on sale of asset	—	(4,759)

Income from Continuing Operations	36,752	88,033
Income from consolidated joint venture interests	—	2,637
Income from discontinued joint venture interests	47	17

Net Income	$36,799	$90,687

Third-Party Investors' Share of Net Income	$18,651	$54,645

Our Share of Net Income	18,148	36,042
Amortization of Excess Investment	(11,007)	(14,269)

Income from Unconsolidated Entities, Net	$7,141	$21,773

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $9.6 billion of our senior unsecured notes and our $3.5 billion revolving credit facility, or credit facility. All material amounts drawn on our credit facility in the first quarter were for general working capital purposes. We repaid a total of $804 million on our credit facility during the three months ended March 31, 2008, with proceeds from a $705 million secured term loan and working capital. The total outstanding balance of the credit facility as of March 31, 2008, was $1.9 billion, and the maximum amount outstanding during the three months ended March 31, 2008, was approximately $2.6 billion. During the first three months of 2008, the weighted average outstanding balance on the credit facility was approximately $2.2 billion.

        On January 15, 2008, we entered into a swap transaction that effectively converted $300.0 million of variable rate debt of the credit facility to fixed rate debt at a net rate of 3.21%.

  Secured Debt

        Total secured indebtedness was $5.9 billion and $5.3 billion at March 31, 2008 and December 31, 2007, respectively.

        On March 6, 2008, we borrowed $705 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. This loan is secured by the cash flow of six operating properties and has an additional amount of availability of $145 million through the maturity date.

7.     Partners' Equity

        Under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, on February 28, 2008, the Compensation Committee of Simon Property's Board of Directors, or the Board, awarded 310,096 restricted shares of Simon Property common stock to employees under this Plan at fair value of $85.79 per share. The fair value of the restricted stock, has been deferred and is being amortized over a four-year vesting service period. As a result, we issued a like number of units to Simon Property in accordance with our partnership agreement.

        During the first three months of 2008, five limited partners exchanged 1,308,109 of our Units for a like number of shares of common stock of Simon Property, increasing its interest in us.

        On July 26, 2007, the Board authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. During the first quarter of 2008, Simon Property made no purchases as part of this program. Simon Property's share repurchase program has remaining availability of approximately $950.7 million.

        As previously disclosed, for the quarter ending March 31, 2008, holders of Series I 6% Convertible Perpetual Units, or Series I Units, and Simon Property's Series I 6% Convertible Perpetual Preferred Stock, or Series I Preferred Stock, could elect to convert their securities during the quarter into our units and shares of Simon Property common stock, respectively. The optional conversion is a result of the closing sale price of Simon Property's common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. If holders of a Series I Unit convert into units, then the holder may also elect to convert those units into Simon Property common stock on a one-for-one basis in accordance with our partnership agreement. During the three months ended March 31, 2008, 1,633 shares of Series I Preferred Stock were converted into 1,290 shares of common stock and Simon Property converted a like number of its Series I Units into units. As of March 31, 2008, the conversion trigger price of $78.54 had been met and the Series I Units are convertible into 0.795749 of a unit and the Series I Preferred Stock is convertible into 0.795749 of a share of common stock through June 30, 2008.

        Preferred units whose redemption is outside of our control have been classified as temporary equity in the accompanying balance sheets.

8.     Commitments and Contingencies

  Litigation

        There have been no material developments with respect to the pending litigation disclosed in our 2007 Annual Report on Form 10-K.

        We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2008, we have loan guarantees and other guarantee obligations of $148.9 million and $37.5 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness in the event that the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        We had no consolidated property acquisitions or dispositions during the three months ended March 31, 2008.

10.   Recent Financial Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 were effective for us in the first quarter of 2008. The adoption of SFAS 157 did not have a significant impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"("SFAS 160"). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) or SFAS 160 will have a significant impact on our results of operations or financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report.

Overview

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

        We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of March 31, 2008, we owned or held an interest in 321 income-producing properties in the United States, which consisted of 168 regional malls, 39 Premium Outlet centers, 67 community/lifestyle centers, 37 properties acquired in the Mills acquisition, and 10 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 37 Mills properties acquired, 17 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own interests in three parcels of land held in the United States for future development. In the United States, we have three new properties currently under development aggregating approximately 2.3 million square feet which will open during 2008. Internationally, we have ownership interests in 51 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; and one Premium Outlet center in South Korea. We also own a 32.5% interest in five shopping centers located in China, all of which are currently under construction.

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

        We also grow by generating supplemental revenues from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  Offering usual and customary property operating services to our tenants and others, including: waste handling and facility services, as well as major capital expenditures such as roofing, parking lots and energy systems,

  •
  Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and,

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

  Results Overview

        Diluted earnings per unit decreased $0.05 during the first three months of 2008, or 11.4%, to $0.39 from $0.44 for the same period last year. The first quarter of 2007 included $22.8 million of lease settlement income, $19.0 million of which related to two department store closures, while the first quarter of 2008 included approximately $7.9 million of lease settlement income, primarily related to one tenant closure throughout the portfolio. The 2008 results also included a $10.9 million loss related to our share of the operating results of the properties acquired in the Mills acquisition through a 50% interest we hold in SPG-FCM Ventures, LLC, or SPG-FCM.

        Core business fundamentals remained solid during the first quarter of 2008. Regional mall comparable sales per square foot ("psf") continued to increase during the first quarter of 2008, increasing 0.8% to $491 psf from $487 psf for the same period in 2007. Our regional mall average base rents increased 4.3% to $37.73 psf as of March 31, 2008, from $36.18 psf as of March 31, 2007. Regional mall occupancy was 91.7% as of March 31, 2008, as compared to 91.8% as of March 31, 2007. In addition, our regional mall leasing spreads were $15.21 psf as of March 31, 2008, representing a 38.7% increase over expiring rents. The operating fundamentals of the Premium Outlet centers also contributed to the improved operating results for the three month period, with that portion of the portfolio effectively fully occupied at 97.9%, comparable sales psf increasing 5.4% to $511, and leasing spreads at $7.05, or 28.6% above expiring rents.

        During the first three months of 2008, the LIBOR rate has significantly decreased (2.70% at March 31, 2008, versus 5.32% at March 31, 2007). As a result, our effective overall borrowing rate for the three months ended March 31, 2008, decreased 57 basis points as compared to the three months ended March 31, 2007. Our financing activities for the three months ended March 31, 2008, included:

  •
  We decreased our borrowings on the $3.5 billion unsecured credit facility to approximately $1.9 billion during the three months ended March 31, 2008.

  •
  We borrowed $705 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. This loan is secured by the cash flow of six operating properties and has an additional amount of availability of $145 million through the maturity date.

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

  Domestic Property Data:

	March 31, 2008	%/basis point Change (1)	March 31, 2007	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	91.9%	+10 bps	91.8%	+20 bps
Unconsolidated	91.2%	-50 bps	91.7%	—
Total Portfolio	91.7%	-10 bps	91.8%	+20 bps
Average Base Rent per Square Foot
Consolidated	$36.79	4.1%	$35.34	2.6%
Unconsolidated	$39.64	4.9%	$37.78	6.3%
Total Portfolio	$37.73	4.3%	$36.18	3.9%
Comparable Sales Per Square Foot
Consolidated	$465	-1.0%	$470	4.9%
Unconsolidated	$546	4.6%	$522	7.2%
Total Portfolio	$491	0.8%	$487	5.6%
Premium Outlet Centers:
Occupancy	97.9%	-140 bps	99.1%	-20 bps
Average base rent per square foot	$26.32	6.0%	$24.84	4.1%
Comparable sales per square foot	$511	5.4%	$485	9.2%
The Mills ®: (2)
Occupancy	94.2%	—	—	—
Comparable sales per square foot	$379	—	—	—
Average base rent per square foot	$19.25	—	—	—
Mills Regional Malls: (2)
Occupancy	86.8%	—	—	—
Comparable sales per square foot	$450	—	—	—
Average base rent per square foot	$37.05	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	92.1%	+70 bps	91.4%	+380 bps
Unconsolidated	95.9%	-50 bps	96.4%	+40 bps
Total Portfolio	93.3%	+20 bps	93.1%	+280 bps
Average Base Rent per Square Foot
Consolidated	$12.82	6.3%	$12.06	2.5%
Unconsolidated	$11.81	0.9%	$11.70	7.4%
Total Portfolio	$12.47	4.4%	$11.94	4.1%

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.

(2)
No comparable data available for The Mills properties or Mills regional mall properties.

        Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall and freestanding GLA owned by us in the regional malls, all tenants at the Premium Outlet centers, all tenants in the properties acquired from Mills, and all tenants at community/lifestyle centers. Our portfolio has maintained stable occupancy and increased average base rents.

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

International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	March 31, 2008	%/basis point Change	March 31, 2007	%/basis point Change
European Shopping Centers:
Occupancy	98.5%	+90 bps	97.6%	+40 bps
Comparable sales per square foot	€424	7.3%	€395	4.2%
Average base rent per square foot	€29.68	11.8%	€26.55	0.1%
International Premium Outlets (1)
Occupancy	98.3%	-170 bps	100.0%	—
Comparable sales per square foot	¥94,134	5.1%	¥89,554	1.8%
Average base rent per square foot	¥4,691	0.8%	¥4,654	0.4%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte) and South Korea (Yeoju Premium Outlets).

Results of Operations

        In addition to the activity discussed above in the Results Overview section, the following acquisitions, property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On March 27, 2008, we opened Houston Premium Outlets, a 427,000 square foot outlet center located approximately 30 miles west of Houston in Cypress, Texas. The center includes 120 designer and brand-name outlet stores.

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

        In addition to the activities discussed in the Results Overview section, the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On December 6, 2007, Gallerie Commerciali Italia, or GCI, opened Nola, a 876,000 square foot shopping center in Naples, Italy.

  •
  On October 17, 2007, we acquired an 18.75% interest in Denver West Village in Lakewood, Colorado through our ownership in SPG-FCM.

  •
  On September 27, 2007, GCI opened Cinisello, located in Milan, Italy.

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

  •
  On June 1, 2007, we opened Yeoju Premium Outlets, a 250,000 square foot center in South Korea.

        For the purposes of the following comparison between the three months ended March 31, 2008, and 2007, the above transactions are referred to as the "property transactions". In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2008 and 2007.

  Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

        Minimum rents increased $39.8 million during the period, of which the property transactions accounted for $18.5 million of the increase. Total amortization of the fair market value of in-place leases served to decrease minimum rents by $2.9 million due to certain in-place lease adjustments becoming fully amortized. Comparable rents increased $21.3 million, or 4.2%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $24.3 million offset by a $2.7 million decrease in comparable property straight-line rents and fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants decreased comparable rents by $0.3 million.

        Overage rents decreased $1.2 million or 7.0%, reflecting decreases in tenant sales.

        Tenant reimbursements increased $19.6 million, of which the property transactions accounted for $8.3 million. The remainder of the increase of $11.3 million, or 4.9%, was in comparable properties and was due to inflationary increases in property operating costs and our ongoing initiative of converting our leases to a fixed reimbursement with an annual escalation provision for common area maintenance costs.

        Management fees and other income increased $12.1 million principally as a result of additional management fees derived from the additional properties being managed from the Mills acquisition and additional leasing and development fees as a result of incremental property activity.

        Total other income decreased $27.2 million, and was principally the result of the following:

  •
  a $10.6 million decrease in interest income of which $7.1 million is a result of Mills-related loans, combined with decreased interest earned on the investments due to lower excess cash balances, and

  •
  a $14.9 million decrease in lease settlement income as a result of settlements received from two department stores in 2007, offset partially by the settlement of primarily one tenant in 2008.

        Depreciation and amortization expense increased $12.8 million and is primarily a result of the property transactions.

        Real estate taxes increased $5.3 million from the prior period, $2.3 million of which is related to the property transactions, and $3.0 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

        Provision for credit losses increased $6.0 million primarily due to an increase in bankruptcies over the prior year and an increase in tenant litigation over the prior year.

        Home and Regional office expense increased $5.9 million primarily due to increased personnel costs, primarily the result of the Mills acquisition, and the effect of incentive compensation plans.

        Other expenses increased $4.7 million due to increased consulting and professional fees, including legal fees and related costs.

        Interest expense increased $7.4 million due principally to the impact of the property transactions of $8.7 million, offset by a 57 basis point decrease in the weighted average interest rate, as a result of a reduced LIBOR rate and the effect of our financing activity discussed above in the Results Overview section.

        Income from unconsolidated entities decreased $14.6 million, due primarily to the impact of the Mills transaction (net of eliminations). On a net income basis, our share of income from SPG-FCM approximates a net loss of $10.9 million for the quarter due to additional depreciation and amortization expenses on asset basis step-ups in purchase accounting approximating $31.0 million for the first quarter of 2008. Also contributing to the decrease is the prior year recognition of $3.3 million in income related to a land sale.

        Preferred unit distribution requirement decreased $3.4 million as a result of the redemption of the Series G preferred units in the fourth quarter of 2007.

        We sold the following properties in 2007 on the indicated date. Due to the limited significance of these properties on our financial statements, we did not report these properties as discontinued operations.

Property	Date of Disposition
Lafayette Square	December 27, 2007
University Mall	September 28, 2007
Boardman Plaza	September 28, 2007
Griffith Park Plaza	September 20, 2007
Alton Square	August 2, 2007

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises only approximately 18% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $259.9 million during the first three months of 2008. In addition, our $3.5 billion credit facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents decreased $73.3 million during 2008 to $428.7 million as of March 31, 2008. March 31, 2008, and December 31, 2007, balances include $30.4 million and $41.3 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

        On March 31, 2008, our credit facility had available borrowing capacity of approximately $1.6 billion. During the first three months of 2008, the maximum amount outstanding under the Credit Facility was $2.6 billion and the weighted average amount outstanding was $2.2 billion. The weighted average interest rate was 3.98% for the period ended March 31, 2008.

        We and Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

Acquisition of The Mills Corporation by SPG-FCM

        As previously disclosed in our 2007 Form 10-K, SPG-FCM, a 50/50 joint venture between an affiliate of the Operating Partnership and funds managed by Farallon Capital Management, L.L.C., or Farallon, entered into a definitive merger agreement to acquire all outstanding shares of common stock of Mills for $25.25 per share on February 16, 2007. The acquisition was completed through a cash tender offer and a subsequent merger transaction which concluded on April 3, 2007. To date, we and Farallon had each contributed $650.0 million to SPG-FCM for the acquisition. As previously disclosed, as part of the transaction we also made loans to SPG-FCM and Mills that bear interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used to repay loans and other obligations of Mills, including the redemption of preferred stock. During 2007, certain of these loans were repaid by Mills. As of March 31, 2008, the only remaining loan was to SPG-FCM in the amount of $540.0 million. During the first quarter of 2008 and 2007, we recorded approximately $4.5 million and $11.6 million in interest income (net of inter-entity eliminations), respectively, related to loans to SPG-FCM and Mills. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first quarter of 2008 and 2007 of approximately $0.6 million and $1.9 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2008, totaled $259.9 million. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $171.9 million. These activities are further discussed below in "Financing and Debt". We also:

  •
  repurchased limited partner units amounting to $1.2 million,

  •
  paid unitholder distributions of $252.9 million,

  •
  paid preferred unit distributions totaling $16.2 million,

  •
  funded consolidated capital expenditures of $230.2 million (these capital expenditures include development costs of $83.1 million, renovation and expansion costs of $126.9 million, and tenant costs and other operational capital expenditures of $20.2 million), and

  •
  funded investments in unconsolidated entities of $15.3 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to partners necessary to maintain Simon Property's REIT qualification for 2008 and on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our credit facility,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

Financing and Debt

  Unsecured Debt

        Our unsecured debt currently consists of $9.6 billion of senior unsecured notes of the Operating Partnership and our $3.5 billion revolving credit facility, or credit facility. All material amounts drawn on our credit facility in the first quarter were for general working capital purposes. We repaid a total of $804 million on our credit facility during the three months ended March 31, 2008 with proceeds from a $705 million secured term loan and working capital. The total outstanding balance of the credit facility as of March 31, 2008 was $1.9 billion, and the maximum amount outstanding during the three months ended March 31, 2008, was approximately $2.6 billion. During the first three months of 2008, the weighted average outstanding balance on the credit facility was approximately $2.2 billion.

        On January 15, 2008, we entered into a swap transaction that effectively converted $300.0 million of variable rate debt of the credit facility to fixed rate debt at a net rate of 3.21%.

  Secured Debt

        Total secured indebtedness was $5.9 billion and $5.3 billion at March 31, 2008, and December 31, 2007, respectively.

        On March 6, 2008, we borrowed $705 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. This loan is secured by the cash flow of six operating properties and has an additional amount of availability of $145 million through the maturity date.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2008, and December 31, 2007, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2008	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2007	Effective Weighted Average Interest Rate
Fixed Rate	$14,707,324	5.77%	$14,056,008	5.88%
Variable Rate	2,738,422	3.24%	3,162,666	4.73%

	$17,445,746	5.37%	$17,218,674	5.67%

        As of March 31, 2008, we had interest rate cap protection agreements on approximately $93 million of consolidated variable rate debt. We also hold $300.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 3.21% and a weighted average variable receive rate of 3.47%. As of March 31, 2008, the net effect of these agreements effectively converted $300.0 million of variable rate debt to fixed rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes in our outstanding capital expenditure commitments since December 31, 2007, as previously disclosed in our 2007 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of March 31, 2008, for the remainder of 2008 and subsequent years thereafter (dollars in thousands):

	2008	2009–2010	2011–2013	After 2013	Total
Long Term Debt
Consolidated (1)	$794,208	$3,946,595	$7,432,814	$5,237,133	$17,410,750

Pro rata share of Long-Term Debt:
Consolidated (2)	$792,160	$3,917,272	$7,297,285	$5,120,675	$17,127,392
Joint Ventures (2)	394,240	1,154,833	2,226,465	2,736,409	6,511,947

Total Pro Rata Share of Long-Term Debt	$1,186,400	$5,072,105	$9,523,750	$7,857,084	$23,639,339

(1)
Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $34,996.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of March 31, 2008, we have loan guarantees and other guarantee obligations of $148.9 million and $37.5 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

        Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remain an integral component of our growth strategies; however, we did not acquire any properties during the first three months of 2008.

        Dispositions.    We continue to pursue the sale of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. However, we did not dispose of any properties during the first three months of 2008.

  Development Activity

        New U.S. Developments.    The following describes certain of our new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of March 31, 2008 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Hamilton Town Center	Noblesville, IN	950,000	$121	$60	$40	Opened May 2008
Jersey Shore Premium Outlets	Tinton Falls, NJ	435,000	157	157	65	4th Quarter 2008
Pier Park	Panama City Beach, FL	920,000	139	139	86	Opened May 2008

(a)
Represents the project costs net of land sales, tenant reimbursements for construction and other items (where applicable).

        We expect to fund these projects with available cash flow from operations, borrowings from our credit facility, or project specific construction loans. We expect our share of total 2008 new development costs remaining for the year to be approximately $375 million.

        Strategic Expansions and Renovations.    In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Nordstrom at Northshore Mall and Ross Park Mall; expansions and life-style additions at Tacoma Mall and University Park Mall; Phase II expansions at Orlando Premium Outlets, Philadelphia Premium Outlets, and The Promenade at Camarillo; and the acquisition and renovation of several anchor stores, previously operated by Federated Department Stores.

        We expect to fund these capital projects with available cash flow from operations or borrowings from our credit facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect to invest a total of approximately $400 million (our share) on expansion and renovation activities for the remainder of 2008.

        International.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet joint ventures in Japan and Mexico where we use Yen and Peso denominated financing. We expect our share of international development for 2008 to approximate $223 million.

        Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. Except for our share of the proceeds from the sale of five properties owned by one of our European joint ventures described below, we do not expect to repatriate foreign denominated earnings in the near term since cash flows from operations are currently being reinvested in other development projects.

        The carrying amount of our total combined investment in Simon Ivanhoe and GCI as of March 31, 2008, net of the related cumulative translation adjustment, was $291.6 million. We account for these investments using the equity method of accounting. Currently, two European developments are under construction, which will add approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share is approximately €53 million, or $83.8 million based on Euro:USD exchange rates. Additionally, on July 5, 2007, Simon Ivanhoe sold its interest in five of the assets located in Poland, for which we recorded our share of the gain of $90.2 million.

        As of March 31, 2008, the carrying amount of our 40% joint venture investment in the six Japanese Premium Outlet centers, net of the related cumulative translation adjustment, was $270.6 million.

Currently, two properties in Japan are undergoing expansion projects which will add approximately 245,200 square feet of GLA for a total net cost of approximately ¥9.9 billion, of which our share is approximately ¥4.0 billion, or $39.8 million based on Yen:USD exchange rates.

        During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. We own a 32.5% interest in a joint venture entity, Great Mall Investments, Ltd. The shopping centers will be anchored by Wal-Mart stores. We are initially developing five centers in China, all of which are under construction, as of March 31, 2008. Our total equity commitment for these centers approximates $59.3 million and as of March 31, 2008 our combined investment in this joint venture is approximately $31.9 million.

Distributions and Stock Repurchase Program

        Simon Property's Board of Directors declared and we paid a distribution of $0.90 per unit in the first quarter of 2008. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

        On July 26, 2007, Simon Property's Board of Directors authorized the repurchase of up to $1.0 billion of common stock by Simon Property over the next twenty-four months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During the first quarter of 2008, no purchases were made as part of this program. The program had remaining availability of approximately $950.7 million at March 31, 2008. As Simon Property repurchases shares under this program, we repurchase an equal number of our units from Simon Property.

  Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of our status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in our Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

        Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2007.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

        There have been no material developments with respect to the pending litigation disclosed in our 2007 Annual Report on Form 10-K.

        We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part I, Item 1: Business" of our 2007 Annual Report on Form 10-K.

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved Ernst & Young, LLP, the Company's independent registered public accounting firm, to perform certain international tax compliance services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: May 9, 2008

QuickLinks

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