Form 10-Q
period 2008-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2008-11-14
CIK 1022344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

33-11491
(Commission File No.)

34-175576
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
Form 10-Q
INDEX

 Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2008	December 31, 2007
	Unaudited
ASSETS:
Investment properties, at cost	$24,992,727	$24,415,025
Less — accumulated depreciation	5,933,544	5,312,095

	19,059,183	19,102,930
Cash and cash equivalents	646,116	501,982
Tenant receivables and accrued revenue, net	368,727	447,224
Investment in unconsolidated entities, at equity	1,696,726	1,886,891
Deferred costs and other assets	1,462,823	1,118,635
Note receivable from related party	530,700	548,000

Total assets	$23,764,275	$23,605,662

LIABILITIES:
Mortgages and other indebtedness	$17,879,266	$17,218,674
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,151,176	1,251,044
Cash distributions and losses in partnerships and joint ventures, at equity	358,607	352,798
Other liabilities, minority interest, and accrued distributions	182,231	180,644

Total liabilities	19,571,280	19,003,160

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS' EQUITY:
Preferred units, 18,090,343 and 19,611,057 units outstanding, respectively. Liquidation values $888,076 and $962,737, respectively	894,343	969,251
General Partner, 225,810,005 and 223,034,282 units outstanding, respectively	2,569,198	2,816,775
Limited Partners, 56,635,737 and 57,913,250 units outstanding, respectively	644,384	731,406

Total partners' equity	4,107,925	4,517,432

Total liabilities and partners' equity	$23,764,275	$23,605,662

The accompanying notes are an integral part of these statements.

 Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Minimum rent	$567,938	$536,377	$1,684,819	$1,569,328
Overage rent	26,295	27,049	60,782	63,575
Tenant reimbursements	266,616	262,183	776,667	730,780
Management fees and other revenues	33,350	34,952	101,249	73,369
Other income	41,395	46,584	130,322	178,166

Total revenue	935,594	907,145	2,753,839	2,615,218

EXPENSES:
Property operating	127,515	121,698	352,187	343,047
Depreciation and amortization	235,915	224,662	700,575	670,544
Real estate taxes	84,101	77,939	254,071	236,184
Repairs and maintenance	20,392	26,322	75,258	84,073
Advertising and promotion	22,942	22,192	64,054	61,486
Provision for credit losses	4,004	3,134	17,367	5,100
Home and regional office costs	34,322	32,976	108,766	95,945
General and administrative	5,035	4,887	15,432	14,905
Other	17,673	14,636	51,070	42,718

Total operating expenses	551,899	528,446	1,638,780	1,554,002

OPERATING INCOME	383,695	378,699	1,115,059	1,061,216
Interest expense	(239,955)	(238,155)	(702,207)	(704,287)
Loss on extinguishment of debt	—	—	(20,330)	—
Minority interest in income of consolidated entities	(3,101)	(3,052)	(8,445)	(9,098)
Income tax expense of taxable REIT subsidiaries	(972)	(648)	(1,576)	(1,405)
Income from unconsolidated entities	17,312	8,491	13,060	37,723
Gain on sale of assets and interests in unconsolidated entities	—	91,135	—	91,635

Income from continuing operations	156,979	236,470	395,561	475,784
Results of operations from discontinued operations	—	(32)	—	(215)
Loss on disposal or sale of discontinued operations, net	—	(8,938)	—	(8,938)

NET INCOME	156,979	227,500	395,561	466,631
Preferred unit requirement	(15,550)	(19,672)	(47,378)	(59,217)

NET INCOME AVAILABLE TO UNITHOLDERS	$141,429	$207,828	$348,183	$407,414

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$112,809	$164,937	$277,314	$323,235
Limited Partners	28,620	42,891	70,869	84,179

Net income	$141,429	$207,828	$348,183	$407,414

BASIC EARNINGS PER UNIT
Income from continuing operations	$0.50	$0.77	$1.23	$1.48
Discontinued operations	—	(0.03)	—	(0.03)

Net Income	$0.50	$0.74	$1.23	$1.45

DILUTED EARNINGS PER UNIT
Income from continuing operations	$0.50	$0.77	$1.23	$1.48
Discontinued operations	—	(0.03)	—	(0.03)

Net Income	$0.50	$0.74	$1.23	$1.45

Net income	$156,979	$227,500	$395,561	$466,631
Unrealized (loss) on interest rate hedges	(3,612)	(5,751)	(3,781)	(3,003)
Net income (loss) on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(289)	425	(3,514)	1,440
Currency translation adjustments	(3,640)	3,184	(11,328)	4,699
Changes in available-for-sale securities and other	13,185	76	7,843	(656)

Comprehensive Income	$162,623	$225,434	$384,781	$469,111

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$395,561	$466,631
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	686,852	647,021
Gain on sale of assets and interests in unconsolidated entities	—	(82,697)
Straight-line rent	(26,050)	(13,985)
Minority interest	8,445	9,098
Minority interest distributions	(18,131)	(75,428)
Equity in income of unconsolidated entities	(13,060)	(37,723)
Distributions of income from unconsolidated entities	84,296	56,905
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	24,195	28,985
Deferred costs and other assets	(26,901)	(53,077)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	91,891	13,908

Net cash provided by operating activities	1,207,098	959,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(256,762)
Funding of loans to related parties	(8,000)	(1,473,540)
Repayments of loans from related parties	25,300	703,960
Capital expenditures, net	(668,239)	(688,840)
Cash impact from the consolidation and de-consolidation of properties	—	6,117
Net proceeds from sale of partnership interest, other assets and discontinued operations	—	38,709
Investments in unconsolidated entities	(66,315)	(662,313)
Purchase of marketable and non-marketable securities	(357,400)	(30,299)
Distributions of capital from unconsolidated entities and other	191,508	248,499

Net cash used in investing activities	(883,146)	(2,114,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	9,452	6,915
Purchase of preferred units and partnership units	(14,361)	(81,367)
Preferred unit redemptions	(1,845)	(250)
Minority interest contributions	1,835	—
Partnership distributions	(808,540)	(767,232)
Mortgage and other indebtedness proceeds, net of transaction costs	4,109,078	4,587,296
Mortgage and other indebtedness principal payments	(3,475,437)	(3,129,923)

Net cash (used in) provided by financing activities	(179,818)	615,439

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	144,134	(539,392)
CASH AND CASH EQUIVALENTS, beginning of year	501,982	929,360

CASH AND CASH EQUIVALENTS, end of period	$646,116	$389,968

The accompanying notes are an integral part of these statements.

 Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.     Organization

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these condensed notes to the unaudited consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, as amended (the "Code") and is our sole general partner. According to our partnership agreement, we are required to pay all expenses of Simon Property.

        We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of September 30, 2008, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 164 regional malls, 39 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own interests in three parcels of land held in the United States for future development. Internationally as of September 30, 2008, we have ownership interests in 52 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2008 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

        As of September 30, 2008, we consolidated 201 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 165 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 94 of the 165 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, Europe, and Asia comprise 61 of the remaining 71 properties that are managed by others. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, the joint venture which acquired Mills in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units, or units, and certain series of our preferred units. Simon Property's weighted average ownership interest in us was 79.7% and 79.3% for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, Simon Property's ownership interest in us was 79.9% and 79.4%, respectively. We adjust the limited partners' interests at the end of each period to reflect their respective ownership interests in us.

        Preferred distributions in the accompanying statements of operations and cash flows represent distributions on our outstanding preferred units of limited partnership interest.

  Reclassifications

        We made certain reclassifications of prior period amounts in the financial statements to conform to the 2008 presentation. The reclassifications were to amounts reported in the unaudited consolidated statement of cash flows and had no impact on previously reported operating results.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and money market funds or accounts. Cash and cash equivalents, as of September 30, 2008, includes a balance of $28.7 million related to our co-branded gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

  Fair Value Measurements

        We hold marketable securities that total $548.2 million at September 30, 2008, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross asset balance of $1.1 million, which are classified as having Level 2 inputs. As defined by Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157), Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

4.     Per Share Data

        We determine basic earnings per unit based on the weighted average number of units outstanding during the period. We determine diluted earnings per unit based on the weighted average number of units outstanding combined with the incremental weighted average shares that would have been outstanding assuming all dilutive potential securities were converted into or exchanged for units at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per unit.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Unitholders' Share of:
Income from continuing operations, after preferred unit requirements	$141,429	$207,860	$348,183	$407,629
Discontinued Operations	—	(32)	—	(215)

Net Income available to Unitholders — Basic & Dilutive	$141,429	$207,828	$348,183	$407,414

Weighted Average Units Outstanding — Basic	282,384,237	281,028,487	281,998,486	281,065,179
Effect of stock options of Simon Property	569,458	745,568	592,850	814,384

Weighted Average Units Outstanding — Diluted	282,953,695	281,774,055	282,591,336	281,879,563

        For the nine months ended September 30, 2008, potentially dilutive securities include options to purchase shares of Simon Property common stock and certain preferred units that are exchangeable for units. The only securities that had a dilutive effect for the nine months ended September 30, 2008, and 2007, were stock options of Simon Property. Common units may be exchanged for shares of Simon Property common stock, on a one-for-one basis, in certain circumstances. We accrue distributions when they are declared. Distributions declared for the nine month periods ended September 30, 2008 and 2007 were $2.70 per share and $2.52 per share, respectively.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 104 properties in the United States as of September 30, 2008 and 103 as of December 31, 2007. We also held interests in two joint ventures which owned 52 and 51 European shopping centers as of September 30, 2008 and December 31, 2007, respectively. We also held interests in six joint venture properties under operation in Japan, one joint venture property in China, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Acquisition of The Mills Corporation by SPG-FCM

        As previously disclosed, SPG-FCM, a 50/50 joint venture between an affiliate of us and funds managed by Farallon, completed its acquisition of Mills in April 2007. During 2007, we and Farallon each contributed $650.0 million to SPG-FCM to fund the acquisition. As part of the transaction we also made loans to SPG-FCM and Mills that bore interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used to repay loans and other obligations of Mills, including the redemption of preferred stock of Mills. All of the loans made to Mills were repaid in 2007. Our only remaining loan is to SPG-FCM which had a balance of $530.7 million at September 30, 2008. During the first three quarters of 2008 and 2007, we recorded approximately $11.7 million and $32.7 million in interest income (net of inter-entity eliminations), respectively, related to loans to SPG-FCM and Mills. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first three quarters of 2008 and 2007 of approximately $2.5 million and $12.4 million (net of inter-entity eliminations), respectively, for providing refinancing services to the Mills portfolio and SPG-FCM. The loan facility to SPG-FCM bears an interest rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions.

  International Joint Venture Investments

        We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our combined investment in these two joint venture investments was $271.9 million and $361.4 million as of September 30, 2008 and December 31, 2007, respectively, including the related cumulative translation adjustments. As of September 30, 2008, we had a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI. During the quarter, Simon Ivanhoe refinanced a property and as a result we received a distribution of €60 million as our share of the excess proceeds. These proceeds were utilized to pay down the multi-currency portion of our corporate credit facility in the same currency.

        We conduct our investment in the six international Premium Outlet operations in Japan through joint ventures in which we hold a 40% ownership interest. The carrying amount of our investment in these joint ventures was $267.3 million and $273.0 million as of September 30, 2008 and December 31, 2007, respectively, including the related cumulative translation adjustments. We also have a 50% ownership interest in one Premium Outlet center in Mexico. The carrying amount of our investment in this Premium Outlet center in Mexico was $16.1 million and $17.3 million as of September 30, 2008 and December 31, 2007, respectively, including related cumulative translation adjustments. On June 1, 2007, we opened Yeoju Premium Outlets, our first Premium Outlet center in South Korea, in which we hold a 50% ownership interest. Our investment in this property was $21.1 million and $23.1 million as of September 30, 2008 and December 31, 2007, respectively, including related cumulative translation adjustments.

        Through joint venture arrangements, we currently have a 32.5% ownership interest in shopping centers in China. One center, located in Changshu, opened in June 2008 while the remaining centers are still under construction. We expect our share of the total equity commitment for these shopping centers to be approximately $65.3 million. Our combined investment in the Chinese joint ventures was approximately $43.9 million and $33.7 million as of September 30, 2008 and December 31, 2007, respectively, including the related cumulative translation adjustments. We account for our investments in these joint ventures under the equity method of accounting.

  Summary Financial Information

        Summary financial information (in thousands) of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of September 30, 2008.

	September 30, 2008	December 31, 2007
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,148,378	$21,009,416
Less — accumulated depreciation	3,688,239	3,217,446

	17,460,139	17,791,970
Cash and cash equivalents	835,782	747,575
Tenant receivables and accrued revenue, net	374,124	435,093
Investment in unconsolidated entities, at equity	222,528	258,633
Deferred costs and other assets	691,831	713,180

Total assets	$19,584,404	$19,946,451

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,639,190	$16,507,076
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,080,855	972,699
Other liabilities	770,023	825,279

Total liabilities	18,490,068	18,305,054
Preferred units	67,450	67,450
Partners' equity	1,026,886	1,573,947

Total liabilities and partners' equity	$19,584,404	$19,946,451

Our Share of:
Total assets	$8,041,762	$8,040,987

Partners' equity	$612,410	$776,857
Add: Excess Investment	725,709	757,236

Our net Investment in Joint Ventures	$1,338,119	$1,534,093

Mortgages and other indebtedness	$6,617,474	$6,568,403

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2008	2007	2008	2007
Revenue:
Minimum rent	$486,586	$466,933	$1,435,067	$1,184,208
Overage rent	26,910	26,448	72,439	64,090
Tenant reimbursements	257,259	220,621	730,597	572,820
Other income	61,862	47,841	145,380	136,707

Total revenue	832,617	761,843	2,383,483	1,957,825
Operating Expenses:
Property operating	177,761	165,419	494,498	407,021
Depreciation and amortization	192,787	160,403	572,256	400,234
Real estate taxes	63,254	60,073	195,627	160,989
Repairs and maintenance	28,582	24,672	89,085	77,691
Advertising and promotion	16,119	14,997	45,241	38,037
Provision for credit losses	6,244	7,416	14,072	14,139
Other	37,640	35,494	123,245	103,853

Total operating expenses	522,387	468,474	1,534,024	1,201,964

Operating Income	310,230	293,369	849,459	755,861
Interest expense	(243,569)	(248,588)	(727,279)	(594,093)
Income (loss) from unconsolidated entities	346	545	(3,783)	458
Loss on sale of asset	—	—	—	(4,759)

Income from Continuing Operations	67,007	45,326	118,397	157,467
Income (loss) from consolidated joint venture interests	—	(28)	—	2,562
Income from discontinued joint venture interests	—	—	47	176
Gain on disposal or sale of discontinued operations, net	—	198,135	—	198,154

Net Income	$67,007	$243,433	$118,444	$358,359

Third-Party Investors' Share of Net Income	$37,846	$133,705	$71,403	$194,377

Our Share of Net Income	29,161	109,728	47,041	163,982
Amortization of Excess Investment	(11,849)	(11,014)	(33,981)	(36,036)
Our Share of Net Gain Related to Properties/Assets Sold	—	(90,223)	—	(90,223)

Income from Unconsolidated Entities, Net	$17,312	$8,491	$13,060	$37,723

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $10.7 billion of senior unsecured notes and our $3.5 billion unsecured credit facility, or Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        On May 19, 2008, we issued two tranches of senior unsecured notes totaling $1.5 billion at a weighted average fixed interest rate of 5.74% consisting of one $700.0 million tranche with a fixed interest rate of 5.30% due May 30, 2013 and a second $800.0 million tranche with a fixed interest rate of 6.125% due

May 30, 2018. We used the proceeds from the offering to reduce borrowings on the Credit Facility and for general working capital purposes.

        On June 16, 2008, we completed the redemption of the $200.0 million outstanding principal amount of its 7% MandatOry Par Put Remarketed Securities, or MOPPRS. The redemption was accounted for as an extinguishment and resulted in a charge in the second quarter of 2008 of approximately $20.3 million.

        On August 28, 2008, we repaid a $150.0 million unsecured note which had a fixed rate of 5.38%.

        During the nine months ended September 30, 2008, we drew amounts from the Credit Facility to fund the redemption of the MOPPRS and the repayment of a $150.0 million unsecured note. All other amounts drawn on the Credit Facility during the period were for general working capital purposes. We repaid a total of $2.5 billion on the Credit Facility during the nine months ended September 30, 2008. The total outstanding balance of the Credit Facility as of September 30, 2008 was $965.4 million, and the maximum amount outstanding during the nine months ended September 30, 2008 was approximately $2.6 billion. During the nine months ended September 30, 2008, the weighted average outstanding balance was approximately $1.4 billion. The outstanding balance as of September 30, 2008 includes $460.4 million (U.S. dollar equivalent) of Euro and Yen-denominated borrowings.

  Secured Debt

        Total secured indebtedness was $6.2 billion and $5.3 billion at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, we repaid $274.0 million in mortgage loans, unencumbering five properties.

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

        On July 30, 2008, we borrowed $190.0 million on a loan secured by Philadelphia Premium Outlets, which matures on July 30, 2014 and bears interest at a variable rate of LIBOR plus 185 basis points.

        On September 23, 2008, we borrowed $170 million on a term loan that matures September 23, 2013 and bears interest at a rate of Prime plus 100 basis points or LIBOR plus 195 basis points at our option. This is a cross-collateralized loan that is secured by The Domain, Shops at Arbor Walk, and Palms Crossing and has additional availability of $90.0 million through the maturity date.

7.     Partners' Equity

        Under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, on February 28, 2008, the Compensation Committee of Simon Property's Board of Directors, or the Board, awarded 310,166 restricted shares of Simon Property common stock to employees at a fair market value of $85.79 per share. On May 8, 2008, the non-employee Directors of Simon Property were awarded 7,770 restricted shares of Simon Property common stock under this plan at a fair market value of $101.35 per share. The fair market value of the restricted stock awarded on February 28, 2008, is being recognized as expense over the four-year vesting service period. The fair market value of the restricted stock awarded on May 8, 2008 is being recognized as expense over a one-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        During the first nine months of 2008, five limited partners exchanged 2,234,987 units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

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

        As previously disclosed, for the quarter ending September 30, 2008, holders of Series I 6% Convertible Perpetual Preferred Units, or the Series I Units, and Simon Property's Series I 6% Convertible Perpetual Preferred Stock, or Series I Preferred Stock, could have elected to convert their securities during the quarter into units and shares of Simon Property common stock, respectively. The conversion right exists because is a result of the closing sale price of Simon Property's common stock exceeded the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. If a holder of Series I Units converts them into units, then the holder may also elect to exchange those units into Simon Property common stock on a one-for-one basis in accordance with our partnership agreement. During the nine months ended September 30, 2008, 71,762 shares of Series I Preferred Stock were converted into 57,175 shares of common stock and Simon Property converted a like number of its Series I Units into units. As of September 30, 2008, the conversion trigger price of $78.10 had been met and the Series I Units are convertible into 0.800295 of a unit and the Series I Preferred Stock is convertible into 0.800295 of a share of Simon Property common stock through December 31, 2008.

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

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2008, we have loan guarantees and other guarantee obligations of $125.9 million and $8.3 million, respectively, to support our total $6.6 billion share of joint venture mortgage and other indebtedness in the event that the joint venture borrower defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property may be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        Effective January 1, 2008, we acquired an additional 1.8% interest in Oxford Valley Mall and Lincoln Plaza, assets that we have consolidated for all periods presented, for $1.5 million (which gives us a combined ownership interest in each of those assets of 64.99%). In addition, on September 12, 2008, we acquired an additional 3.2% interest in White Oaks Mall, an asset that we have consolidated for all periods presented, for $2.1 million (which gives us an interest in the asset of 80.68%).

        We had no consolidated property dispositions during the nine months ended September 30, 2008.

10.   Recent Financial Accounting Standards

        In September 2006, the FASB issued SFAS 157. SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 were effective for us in the first quarter of 2008. The FASB deferred application of certain elements of SFAS No. 157 relating to non-financial assets and liabilities. The adoption of the provisions of SFAS 157 that we were required to adopt did not have a significant impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", or SFAS 141(R), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", or SFAS 160. SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the minority interest's share of earnings is included in consolidated net income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) or SFAS 160 will have a significant impact on our results of operations or financial position other than the reclassification of minority interests.

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

        We own, develop, and manage retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of September 30, 2008, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 164 regional malls, 39 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 15 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and 4 are community centers. We also own interests in three parcels of land held in the United States for future development. In the United States, we have two new properties currently under development aggregating approximately 0.8 million square feet which will open during 2008 and 2009. Internationally, we have ownership interests in 52 European shopping centers (France, Italy and Poland); six Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China.

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

  •
  Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,

  •
  Expanding and re-tenanting existing franchise locations at competitive market rates,

  •
  Adding mixed-use elements to properties through our asset intensification initiatives, including the addition of multifamily housing, condominiums, hotels, office, and self-storage facilities,

  •
  Acquiring high quality real estate assets or portfolios of assets, and

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

  Results Overview

        Diluted earnings per unit decreased $0.22 during the first nine months of 2008, or 15.2%, to $1.23 from $1.45 for the same period last year. The decrease is primarily due to the recognition in 2007 of our share of the gain on the sale of assets in Poland of $90.6 million, or $0.32 per common share. Also contributing to the decrease in earnings per unit were a $15.2 million decrease in lease termination income in 2008, a reduced level of interest income derived on loans made to SPG-FCM Ventures, LLC, or SPG-FCM, the joint venture we formed to acquire Mills, and the impact of our 50% share of the additional depreciation expense related to the Mills portfolio. During 2008, we also realized a $20.3 million loss on extinguishment of debt related to our redemption of the 7% MandatOry Par Put Remarketed Securities, or MOPPRS. These decreases were offset in part by the positive full year effect of our 2008 and 2007 openings and expansion activities, the releasing of space at higher rates, and the additional management fees derived from the Mills portfolio, which we began receiving in July 2007.

        Despite the current unfavorable economic environment, core business fundamentals were relatively stable during the third quarter of 2008. Regional mall comparable sales per square foot, or psf, continued to increase during the third quarter of 2008, increasing 0.4% to $493 psf from $491 psf for the same period in 2007. Our regional mall average base rents increased 6.3% to $39.26 psf as of September 30, 2008, from $36.92 psf as of September 30, 2007. Regional mall occupancy was 92.5% as of September 30, 2008, as compared to 92.7% as of September 30, 2007. In addition, our regional mall leasing spreads were $8.65 psf as of September 30, 2008, representing a 23.6% increase over expiring rents. The operating fundamentals of the Premium Outlet centers also contributed to our positive operating results for the nine month period, with that portion of the portfolio nearly fully occupied at 98.8%, with comparable sales psf increasing 4.2% to $520, and leasing spreads at $13.02, or 49.4% above expiring rents.

        During the first nine months of 2008, our effective overall borrowing rate for the nine months ended September 30, 2008, decreased 22 basis points as compared to the nine months ended September 30, 2007. This was a result of a significant decrease in the base LIBOR rate applicable to a majority of our floating rate debt (3.93% at September 30, 2008, versus 5.12% at September 30, 2007) and also the issuance of new unsecured and secured debt at favorable rates. Our financing activities for the nine months ended September 30, 2008, included:

  •
  decreasing our borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, to approximately $965.4 million during the nine months ended September 30, 2008. The amount outstanding includes $460.4 million (U.S. dollar equivalent) in Euro and Yen-denominated borrowings.

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

  •
  redeeming the $200.0 million MOPPRS that bore interest at 7.00%, and, as discussed above, resulted in our recognizing a $20.3 million charge to earnings in the second quarter related to this extinguishment of debt.

  •
  redeeming a $150.0 million unsecured note that bore interest at a fixed rate of 5.38%.

  •
  borrowing $190.0 million on a loan secured by Philadelphia Premium Outlets, which matures on July 30, 2014 and bears interest at a variable rate of LIBOR plus 185 basis points. We used the proceeds of the borrowing for general working capital purposes.

  •
  borrowing $170 million on a term loan that matures September 23, 2013 and bears interest at a variable rate of Prime plus 100 basis points or LIBOR plus 195 basis points. This is a cross-collateralized loan that is secured by The Domain, Shops at Arbor Walk, and Palms Crossing and has additional availability of $90.0 million through the maturity date. We used the proceeds of the borrowing for general working capital purposes.

  United States Portfolio Data

        The portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our domestic asset platforms. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	September 30, 2008	%/basis point Change (1)		September 30, 2007	%/basis point Change (1)
Regional Malls:
Occupancy
Consolidated	92.9%	-10 b	ps	93.0%	+60 b	ps
Unconsolidated	91.7%	-50 b	ps	92.2%	-60 b	ps
Total Portfolio	92.5%	-20 b	ps	92.7%	+20 b	ps
Average Base Rent per Square Foot
Consolidated	$38.09	5.8%		$35.99	3.6%
Unconsolidated	$41.58	7.4%		$38.71	7.2%
Total Portfolio	$39.26	6.3%		$36.92	4.8%
Comparable Sales Per Square Foot
Consolidated	$466	-1.5%		$473	2.8%
Unconsolidated	$553	4.3%		$530	6.0%
Total Portfolio	$493	0.4%		$491	3.8%
Premium Outlet Centers:
Occupancy	98.8%	-80 b	ps	99.6%	+30 b	ps
Average base rent per square foot	$27.12	6.6%		$25.45	5.8%
Comparable sales per square foot	$520	4.2%		$499	8.0%
The Mills®: (2)
Occupancy	94.4%	+30 b	ps	94.1%	—
Average base rent per square foot	$19.46	3.4%		$18.82	—
Comparable sales per square foot	$378	1.3%		$373	—
Mills Regional Malls: (2)
Occupancy	87.6%	-90 b	ps	88.5%	—
Average base rent per square foot	$37.19	6.0%		$35.10	—
Comparable sales per square foot	$442	-2.0%		$451	—
Community/Lifestyle Centers:
Occupancy
Consolidated	90.4%	-60 b	ps	91.0%	+290 b	ps
Unconsolidated	93.6%	-290 b	ps	96.5%	-10 b	ps
Total Portfolio	91.5%	-130 b	ps	92.8%	+210 b	ps
Average Base Rent per Square Foot
Consolidated	$13.43	8.9%		$12.33	3.1%
Unconsolidated	$12.18	3.4%		$11.78	5.9%
Total Portfolio	$13.00	7.0%		$12.15	3.9%

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.

(2)
No 2006 comparable data available for The Mills or Mills regional malls.

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

  International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	September 30, 2008	%/basis point Change		September 30, 2007	%/basis point Change
European Shopping Centers:
Occupancy	98.1%	-80 b	ps	98.9%	+200 b	ps
Comparable sales per square foot	€429	4.4%		€411	6.5%
Average base rent per square foot	€30.11	4.5%		€28.81	9.7%
International Premium Outlets (1)
Occupancy	98.9%	-90 b	ps	99.8%	—
Comparable sales per square foot	¥94,387	2.8%		¥91,791	2.3%
Average base rent per square foot	¥4,651	-0.5%		¥4,674	-0.3%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte), South Korea (Yeoju Premium Outlets), or China (Changshu IN CITY Plaza).

Results of Operations

        In addition to the activity discussed above in the Results Overview section, the following acquisitions, property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On September 12, 2008, we acquired an additional 3.2% interest in White Oaks Mall.

  •
  On May 1, 2008, we opened Pier Park, a 900,000 square foot, open-air lifestyle center located in Panama City, Florida.

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

  •
  On July 13, 2007, we acquired an additional 1% interest in Bangor Mall.

  •
  On March 29, 2007, we acquired an additional 25% interest in two regional malls (Town Center at Cobb and Gwinnett Place) acquired as part of the Mills portfolio and now consolidate those properties.

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

        In addition to the activities discussed in "Results Overview," the following acquisitions, dispositions, and openings affected our income from unconsolidated entities in the comparative periods:

  •
  On August 25, 2008, Gallerie Commerciali Italia, or GCI, one of our European joint ventures, opened Monza, a 211,600 square foot shopping center in Monza, Italy.

  •
  On June 5, 2008, we opened Changshu IN CITY Plaza, a 487,000 square foot retail center located in Changshu, China. The center is anchored by Wal-Mart and has approximately 140 other retail shops.

  •
  On May 2, 2008, we opened Hamilton Town Center, a 950,000 square foot open-air retail center in Noblesville, Indiana. We hold a 50% interest in this center.

  •
  On December 6, 2007, GCI opened Nola, a 876,000 square foot shopping center in Naples, Italy.

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

  •
  On June 1, 2007, we opened Yeoju Premium Outlets, a 250,000 square foot center in South Korea.

        For the purposes of the following comparison between the nine months ended September 30, 2008, and 2007, the above transactions are referred to as the "property transactions". In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2008 and 2007.

  Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

        Minimum rents increased $31.6 million during the period, of which the property transactions accounted for $16.1 million of the increase. Comparable rents increased $15.5 million, or 3.1%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $20.0 million and a $0.7 million increase in straight-line rents, offset by a $5.9 million decrease in comparable property activity, primarily attributable to lowered amounts of fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $0.7 million.

        Overage rents decreased $0.8 million or 2.8%, reflecting moderating tenant sales for the quarter as compared to the prior year.

        Tenant reimbursements increased $4.4 million, due to a $5.8 million increase attributable to the property transactions offset by a $1.4 million net decrease in the comparable properties as a result of an increase in reimbursements due to our ongoing initiative to convert our leases to a fixed reimbursement with an annual escalation provision for common area maintenance costs offset by decreases in reimbursable common area improvement costs.

        Management fees and other revenues decreased $1.6 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities.

        Total other income decreased $5.2 million, and was principally the result of the following:

  •
  a $1.9 million net decrease in interest income, comprised of a $3.8 million decrease on income from loans made to SPG-FCM and Mills due to repayments and lower LIBOR rates, lower interest on invested cash of $2.0 million due primarily to lower investment rates, partially offset by dividend income of $3.9 million received as a result of our investment in Liberty International, a UK-based REIT,

  •
  a $1.4 million decrease in loan financing fees from loans to SPG-FCM and Mills due to lower refinancing activity,

  •
  a $1.0 million decrease in lease settlement income, and

  •
  a $0.9 million decrease in net land sale activity.

        Property operating costs increased $5.8 million primarily related to higher utility expenses due to the net effect of increased energy rates partially offset by a decrease in energy usage.

        Depreciation and amortization expense increased $11.3 million primarily due to the impact of our 2007 and 2008 acquisition, expansion and renovation activity and the accelerated depreciation of tenant improvements for tenant leases terminated during the period and for properties scheduled for redevelopment.

        Real estate taxes increased $6.2 million from the prior period, $2.2 million of which is related to the property transactions, and $4.0 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

        Repairs and maintenance decreased $5.9 million primarily due to our cost savings efforts.

        Home and regional office expense increased $1.3 million primarily due to increased personnel costs.

        Other expense increased $3.0 million primarily due to increased professional and legal costs.

        Income from unconsolidated entities increased $8.8 million, due primarily to the gain from our disposition of an investment in a 50% owned multi-family residential facility adjacent to one of our regional mall operating properties.

        The gain on sale of assets and interests in unconsolidated entities of $91.1 million in 2007 was primarily the result of Simon Ivanhoe selling its interest in assets located in Poland.

        Preferred unit distribution requirements decreased $4.1 million as a result of Simon Property's redemption of its Series G preferred stock in the fourth quarter of 2007 and our related redemption of Series G preferred units held by Simon Property.

  Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

        Minimum rents increased $115.5 million during the period, of which the property transactions accounted for $52.9 million of the increase. Comparable rents increased $62.6 million, or 4.2%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $64.0 million and an $8.6 million increase in straight-line rents, offset by a $10.5 million decrease in comparable property activity, primarily attributable to lowered amounts of fair market value of in-place lease amortization.

        Overage rents decreased $2.8 million or 4.4%, reflecting moderating tenant sales for the period as compared to the prior year.

        Tenant reimbursements increased $45.9 million, due to a $21.4 million increase attributable to the property transactions and a $24.5 million, or 3.4%, increase in the comparable properties due to our ongoing initiative to convert our leases to a fixed reimbursement with an annual escalation provision for common area maintenance costs.

        Management fees and other revenues increased $27.9 million principally as a result of additional management fees derived from managing the properties in the Mills portfolio, and additional leasing and development fees as a result of incremental joint venture property activity.

        Total other income decreased $47.8 million, and was principally the result of the following:

  •
  a $23.9 million decrease in interest income primarily due to the repayment of loans made to SPG-FCM and Mills, combined with decreased interest earned on investments due to lower excess cash balances and interest rates in 2008,

  •
  a $15.2 million decrease in lease settlement income as a result of settlements received from two department stores in 2007, and

  •
  a $9.8 million decrease in loan financing fees related to Mills-related loans.

These decreases were offset in part by a $1.3 million increase in net land sale activity.

        Property operating costs increased $9.1 million primarily related to increased energy rates resulting in higher utility expenses.

        Depreciation and amortization expense increased $30.0 million primarily due to the impact of our 2007 and 2008 acquisition, expansion and renovation activity and the accelerated depreciation of tenant improvements for tenant leases terminated during the period and for properties scheduled for redevelopment.

        Real estate taxes increased $17.9 million from the prior period, $8.5 million of which is related to the property transactions, and $9.4 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

        Repairs and maintenance decreased $8.8 million due to our cost savings efforts.

        Provision for credit losses increased $12.3 million primarily due to an increase in tenant bankruptcies and tenant delinquencies over the prior year. This was reflected in the total square feet lost to tenant bankruptcies of 435,000 during the first nine months of 2008 as compared to the comparable period in 2007 of only 53,000 square feet. Given the current challenges in the economic climate generally, we would expect this trend to continue for the duration of 2008 and into 2009.

        Home and regional office expense increased $12.8 million primarily due to increased personnel costs, primarily the result of the Mills acquisition, and the increased expense from our incentive compensation plans.

        Other expenses increased $8.4 million due to increased consulting and professional fees, including legal fees and related costs.

        Interest expense decreased $2.1 million due to the savings that resulted from a significant reduction in the LIBOR rate and the effect of our financing activity discussed above in the Results Overview section.

        We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of the $200 million outstanding principal of MOPPRS. We extinguished the debt because the remarketing reset base rate of the MOPPRS was above the rate for 30-year U.S. Treasury securities at the date of redemption.

        Income from unconsolidated entities decreased $24.7 million, due primarily to the impact of the Mills transaction (net of eliminations). On a net basis, our share of loss from SPG-FCM increased $35.6 million from the prior period due to a full nine months of SPG-FCM activity in 2008 as compared to only six months of activity in 2007 and the loss is being driven by depreciation and amortization expense on asset basis step-ups in purchase accounting. This is partially offset by the non-retail gain from our disposition of an investment in a 50% owned multi-family residential facility adjacent to one of our regional mall operating properties.

        The gain on sale of assets and interests in unconsolidated entities of $91.6 million in 2007 was primarily the result of Simon Ivanhoe selling its interest in the assets located in Poland.

        Preferred unit distribution requirements decreased $11.8 million as a result of Simon Property's redemption of its Series G preferred stock in the fourth quarter of 2007 and our related redemption of Series G preferred units held by Simon Property.

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

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by setting interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises only approximately 14% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.4 billion during the first nine months of 2008. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents increased $144.1 million during the first nine months of 2008 to $646.1 million as of September 30, 2008. Our balance of cash and cash equivalents as of September 30, 2008, and December 31, 2007, includes $28.7 million and $41.3 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes. The increase in our deferred costs and other assets for the period include increases in our investments in marketable and non-marketable securities of approximately $362.7 million.

        On September 30, 2008, the Credit Facility had available borrowing capacity of approximately $2.5 billion. During the first nine months of 2008, the maximum amount outstanding under the Credit Facility was $2.6 billion and the weighted average amount outstanding was $1.4 billion. The weighted average interest rate was 3.58% for the nine months ended September 30, 2008.

        Our business model requires us to regularly access the debt and equity capital markets to raise funds for some of our acquisition activity, development and redevelopment capital, as well as to refinance many of our existing debt maturities. We are currently seeing unprecedented turmoil in the capital markets. This has significantly impacted access to debt and equity capital for many organizations, including ours. As demonstrated by recent financing activities, we were able to successfully access capital in the third quarter; however, there is no assurance we will be able to do or so on similar terms or conditions in future periods. We believe we have sufficient cash on hand and availability under our corporate Credit Facility to address our debt maturities and capital needs through 2009.

Acquisition of The Mills Corporation by SPG-FCM

        As previously disclosed, SPG-FCM, a 50/50 joint venture between an affiliate of us and funds managed by Farallon, completed its acquisition of Mills in April 2007. During 2007, we and Farallon each contributed $650.0 million to SPG-FCM to fund the acquisition. As part of the transaction we also made loans to SPG-FCM and Mills that bore interest primarily at rates of LIBOR plus 270-275 basis points. These funds were used to repay loans and other obligations of Mills, including the redemption of preferred stock of Mills. All of the loans made to Mills were repaid in 2007. Our only remaining loan is to SPG-FCM which had a balance of $530.7 million at September 30, 2008. During the first three quarters of 2008 and 2007, we recorded approximately $11.7 million and $32.7 million in interest income (net of inter-entity eliminations), respectively, related to loans to SPG-FCM and Mills. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during the first three quarters of 2008 and 2007 of approximately $2.5 million and $12.4 million (net of inter-entity eliminations), respectively, for providing refinancing services to the Mills portfolio and SPG-FCM. The loan facility to SPG-FCM bears an interest rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions, subject to certain terms and conditions.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2008, totaled $1.4 billion. In addition, we had net proceeds from all of our debt financing and repayment activities in this period of $633.6 million. These activities are further discussed below in "Financing and Debt." During the 2008 period we also:

  •
  repurchased limited partner units amounting to $14.4 million,

  •
  paid unitholder distributions of $761.1 million,

  •
  paid preferred unit distributions totaling $47.4 million,

  •
  funded consolidated capital expenditures of $668.2 million (these capital expenditures include development costs of $247.3 million, renovation and expansion costs of $328.1 million, and tenant costs and other operational capital expenditures of $92.8 million), and

  •
  funded investments in unconsolidated entities of $66.3 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions necessary to maintain Simon Property's REIT qualification for 2008. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from excess cash generated from operations and working capital reserves, and from borrowings on our Credit Facility.

Financing and Debt

  Unsecured Debt

        Our unsecured debt currently consists of $10.7 billion of senior unsecured notes and the Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        On May 19, 2008, we issued two tranches of senior unsecured notes totaling $1.5 billion at a weighted average fixed interest rate of 5.74% consisting of a $700.0 million tranche with a fixed interest rate of 5.30% due May 30, 2013 and a second $800.0 million tranche with a fixed interest rate of 6.125% due May 30, 2018. We used proceeds from the offering to reduce borrowings on our Credit Facility and for general working capital purposes.

        On June 16, 2008, we completed redemption of the $200.0 million outstanding principal amount of its 7% MandatOry Par Put Remarketed Securities, or MOPPRS. The redemption was accounted for as an extinguishment and resulted in a charge in the second quarter of 2008 of approximately $20.3 million.

        On August 28, 2008, we repaid a $150.0 million unsecured note, which had a fixed rate of 5.38%.

        During the nine months ended September 30, 2008, we drew amounts from our $3.5 billion Credit Facility to fund the redemption of the MOPPRS and the repayment of the $150.0 million unsecured note. All other amounts drawn on the Credit Facility during the period were primarily for general working capital purposes. We repaid a total of $2.5 billion on our Credit Facility during the nine months ended September 30, 2008. The total outstanding balance of the Credit Facility as of September 30, 2008 was $965.4 million, and the maximum outstanding balance during the six months ended September 30, 2008 was approximately $2.6 billion. During the first nine months of 2008, the weighted average outstanding balance on the Credit Facility was approximately $1.4 billion. The outstanding balance as of September 30, 2008 includes $460.4 million (U.S. dollar equivalent) in Euro and Yen-denominated borrowings.

  Secured Debt

        Total secured indebtedness was $6.2 billion and $5.3 billion at September 30, 2008, and December 31, 2007, respectively.

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

        On July 30, 2008, we borrowed $190.0 million on a loan secured by Philadelphia Premium Outlets, which matures on July 30, 2014 and bears interest at a variable rate of LIBOR plus 185 basis points.

        On September 23, 2008, we borrowed $170.0 million on a term loan that matures September 23, 2013 and bears interest at a rate of Prime plus 100 basis points or LIBOR plus 195 basis points. This is a cross-collateralized loan that is secured by The Domain, Shops at Arbor Walk, and Palms Crossing and has additional availability of $90.0 million through the maturity date.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2008, and December 31, 2007, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2008	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2007	Effective Weighted Average Interest Rate
Fixed Rate	$15,440,074	5.76%	$14,056,008	5.88%
Variable Rate	2,439,192	4.84%	3,162,666	4.73%

	$17,879,266	5.64%	$17,218,674	5.67%

        As of September 30, 2008, we had interest rate cap protection agreements on approximately $282.4 million of consolidated variable rate debt. We also hold $300.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 3.21% and a weighted average variable receive rate of 2.83%. As of September 30, 2008, the net effect of these agreements effectively converted $300.0 million of variable rate debt to fixed rate debt.

         Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2007 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of September 30, 2008, for the remainder of 2008 and subsequent years thereafter (dollars in thousands):

	2008	2009-2010	2011-2013	After 2013	Total
Long Term Debt
Consolidated (1)	$14,116	$3,767,224	$7,852,848	$6,224,455	$17,858,643

Pro rata share of Long-Term Debt:
Consolidated (2)	$13,415	$3,738,010	$7,718,581	$6,109,607	$17,579,613
Joint Ventures (2)	260,824	1,119,449	2,221,570	3,003,494	6,605,337

Total Pro Rata Share of Long-Term Debt	$274,239	$4,857,459	$9,940,151	$9,113,101	$24,184,950

(1)
Represents principal maturities and therefore, excludes net premiums and discounts and fair value swaps of $20,623.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of September 30, 2008, we had loan guarantees and other guarantee obligations of $125.9 million and $8.3 million, respectively, to support our total $6.6 billion share of joint venture mortgage and other indebtedness presented in the table above.

Acquisitions and Dispositions

        Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions at any time. If we determine it is in our unitholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows , then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

         Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies. Effective January 1, 2008 we acquired an additional 1.8% interest in Oxford Valley Mall and Lincoln Plaza (which gives us a combined ownership interest in each of 64.99%). In addition, on September 12, 2008 we acquired an additional 3.2% interest in White Oaks Mall (which gives us an ownership interest of 80.68%).

         Dispositions.    We continue to pursue the sale of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. However, we did not dispose of any operating properties during the first nine months of 2008.

Development Activity

         New U.S. Developments.    The following describes certain of our significant new development projects, the estimated total cost, and our share of the estimated total cost and our share of the construction in progress balance as of September 30, 2008 (dollars in millions):

Property	Location	Gross Leasable Area	Estimated Total Cost (a)	Our Share of Estimated Total Cost	Our Share of Construction in Progress	Estimated Opening Date
Under Construction:
Cincinnati Premium Outlets	Monroe, OH	400,000	$92	$92	$21	3rd Quarter 2009
Jersey Shore Premium Outlets	Tinton Falls, NJ	435,000	157	157	123	4th Quarter 2008

(a)
Represents the project costs net of land sale proceeds, tenant reimbursements for construction and other items (where applicable).

        We expect to fund these projects with available cash flow from operations, borrowings from our credit facility, or project specific construction loans. We do not expect our share of new development costs for the remainder of the year to exceed $100 million.

         Strategic Expansions and Renovations.    In addition to new development, we also incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Nordstrom at Northshore Mall, Ross Park Mall and South Shore Plaza; a life-style addition at Tacoma Mall; and Phase II expansions at The Domain, Orlando Premium Outlets, and The Promenade at Camarillo.

        We expect to fund these capital projects with available cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect our share of expansion and renovation activities for the remainder of 2008 to be less than $200 million.

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

        Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. Except for our share of the proceeds from the sale of five properties owned by one of our European joint ventures and the distribution of excess refinancing proceeds described below, we do not expect to repatriate a significant amount of any foreign denominated operating earnings in the near term since cash flows from operations are currently being reinvested in other development projects.

        Our combined investment in Simon Ivanhoe and GCI as of September 30, 2008 was $271.9 million, including the related cumulative translation adjustments. We account for these investments using the equity method of accounting. Currently, two European developments are under construction, which will add approximately 1,091,000 square feet of GLA for a total net cost of approximately €222 million, of which our share is approximately €53.1 million, or $76.7 million based on Euro:USD exchange rates at September 30, 2008. Additionally, on July 5, 2007, Simon Ivanhoe sold its interest in five of the assets located in Poland, for which we recorded our share of the gain of $90.6 million. On July 17, 2008 Simon Ivanhoe refinanced a property and we received our share of the excess proceeds as a distribution of €60 million. These proceeds were utilized to pay down the multi-currency portion of the corporate credit facility in the same currency.

        As of September 30, 2008, the carrying amount of our 40% joint venture investment in the six Japanese Premium Outlet centers was $267.3 million, including the related cumulative translation adjustments. Currently, one property in Japan is under development which will add approximately 172,200 square feet of GLA for a total net cost of approximately ¥5.5 billion, of which our share is approximately ¥2.2 billion, or $20.6 million based on Yen:USD exchange rates at September 30, 2008. We also have a 50% ownership interest in one Premium Outlet center in Mexico. The carrying amount of our investment in this Premium Outlet center in Mexico was $16.1 million as of September 30, 2008, excluding related cumulative translation adjustments. On June 1, 2007, we opened Yeoju Premium Outlets, our first Premium Outlet center in South Korea, in which we hold a 50% ownership interest. Our investment in this property was $21.1 million as of September 30, 2008, excluding related cumulative translation adjustments.

        Through joint venture arrangements, we currently have a 32.5% ownership interest in shopping centers in China. One center, located in Changshu, opened in June 2008 while the remaining centers are still under construction. We expect our share of the total equity commitment for these shopping centers to be approximately $65.3 million. Our combined investment in the Chinese joint ventures was approximately $43.9 million and $33.7 million as of September 30, 2008 and December 31, 2007 respectively, excluding the related cumulative translation adjustments. We account for our investments in these joint ventures under the equity method of accounting.

Distributions and Stock Repurchase Program

        Simon Property's Board of Directors declared and we paid a distribution of $0.90 per unit in the third quarter of 2008. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and the amount of distributions required to maintain Simon Property's status as a REIT.

        On July 26, 2007, Simon Property's Board of Directors authorized the repurchase of up to $1.0 billion of common stock over the following twenty-four months. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During 2008, no purchases were made as part of this program. The program had remaining availability of approximately $950.7 million at September 30, 2008.

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

Item 4.    Controls and Procedures

         Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

         Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Except as set forth below, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

        The following risk factor should be added to "Risks Relating to Debt and the Financial Markets:"

Disruption in the credit markets may adversely affect our ability to refinance maturing debt.

        We are currently seeing unprecedented turmoil in the capital markets. This has significantly impacted access to debt and equity capital for many organizations, including ours. As described in the "Financing and Debt" section of this Form 10-Q, we were able to obtain capital in the third quarter through new debt financing; however, there is no assurance we will be able to access debt or capital markets in future periods on similar terms or conditions.

        The following two risk factors under "Retail Operations Risks" have been revised as follows:

We are subject to risks that affect the general retail environment.

        Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, changes in economic conditions, consumer confidence and terrorist activities. The likelihood that the United States is entering a recession could adversely affect consumer spending. A reduction in consumer spending or confidence during the holiday season, when many retailers generate a disproportionate amount of their annual profits, could have an adverse effect on our results of operations or financial condition.

We face potential adverse effects from increasing numbers of tenant bankruptcies.

        Bankruptcy filings by retailers occur frequently in the course of our operations. We are continually re-leasing vacant spaces resulting from tenant terminations. We have seen a significant increase in tenant bankruptcies to date in 2008 and current economic conditions suggest this trend could continue or worsen. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property's Board of Directors approved Ernst & Young, LLP, our independent registered public accounting firm, to perform certain international tax compliance services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

SIMON PROPERTY GROUP, L.P. By Simon Property Group, Inc., General Partner
/s/ Stephen E. Sterrett Stephen E. Sterrett Executive Vice President and Chief Financial Officer
Date: November 14, 2008

QuickLinks

Consolidated Balance Sheets
Unaudited Consolidated Statements of Operations and Comprehensive Income
Simon Property Group, L.P. and Subsidiaries Unaudited Consolidated Statements of Cash Flows (Dollars in thousands)
Condensed Notes to Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosure About Market Risk
  Item 4. Controls and Procedures
  Part II — Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES