Form 10-K
period 2008-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2009-03-02
CIK 1022344

Use these links to rapidly review the document

Item 10. Directors, Executive Officers and Corporate Governance

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant had no publicly-traded voting equity as of June 30, 2008.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2008

Part I

Item 1.    Business

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this report, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We own, develop, and manage retail real estate properties in five retail real estate platforms: regional malls, Premium Outlet Centers®, The Mills®, community/lifestyle centers, and international properties. As of December 31, 2008, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 164 regional malls, 16 additional regional malls and four additional community centers acquired as a result of the 2007 acquisition of The Mills Corporation, or the Mills acquisition, 40 Premium Outlet Centers, 16 The Mills, 70 community/lifestyle centers, and 14 other shopping centers or outlet centers in 41 states and Puerto Rico. We also own interests in four parcels of land held for future development. In the United States, we have one new property currently under development aggregating approximately 0.4 million square feet which will open during 2009. Internationally, we have ownership interests in 52 European shopping centers (in France, Italy and Poland), seven Premium Outlet Centers in Japan, one Premium Outlet Center in Mexico, one Premium Outlet Center in Korea, and one shopping center in China. Also, through joint venture arrangements we have ownership interests in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet Center in Japan, and a 32.5% interest in three additional shopping centers under construction in China.

            For a description of our operational strategies and developments in our business during 2008, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in Item 7 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time by Simon Property without a vote by our limited partners.

  Investment Policies

            While we emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other real estate interests consistent with Simon Property's qualification as a real estate investment trust, or REIT. We do not currently intend to invest to a significant extent in mortgages or deeds of trust; however, we hold a mortgage note which results in us receiving 100% of the economics of a property. We may invest in participating or convertible mortgages if we conclude that we may benefit from the cash flow or any appreciation in the value of the property.

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

  Financing Policies

            We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities.

            We may raise additional capital by issuing units of limited partnership interests, or units, or debt securities, creating joint ventures with existing ownership interests in properties, retention of cash flows or a combination of these methods. If Simon Property's Board of Directors determines to raise additional equity capital, at the Operating Partnership level, we may, without limited partner approval, issue additional units or other equity interests in us. We may issue Units in any manner and on such terms and for such consideration as we deem appropriate. This may include issuing Units in exchange for property. We may issue preferred units that could be senior to our Units and may be convertible into Units. Existing holders of Units have no preemptive right to purchase Units in any subsequent offerings. Any such offering could dilute a limited partner's investment in us.

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

            We have a $3.5 billion revolving unsecured credit facility, or the Credit Facility. We also issue debt securities, but we may issue our debt securities which may be convertible into Units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

  •
  financing acquisitions;
  •
  developing or redeveloping properties;
  •
  refinancing existing indebtedness;
  •
  working capital or capital improvements; or
  •
  assisting Simon Property to meet the income distribution requirements applicable to REITs.

            We may also finance acquisitions through the following:

  •
  issuance of additional units or preferred units;
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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing its affairs and the affairs of its subsidiaries and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, the Board of Directors of Simon Property has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon family who are significant stockholders. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon Property's non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons and the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, the Simon Property charter requires that at least six of the non-affiliated directors of the Board of Directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon Property's qualification as a REIT, unless the Board of Directors determines that it is no longer in Simon Property's best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer Units of equity interest or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our Units or any other securities. Our policy prohibits us from making any loans to the directors or executive officers of Simon Property for any purpose. We may make loans to the joint ventures in which we participate.

Competition

            Our principal competitors are nine major United States or internationally publicly-held companies that own or operate regional malls, outlet centers, and other shopping centers in the United States and abroad. We also compete with many commercial developers, real estate companies and other owners of retail real estate that operate in our trade areas. Some of our properties and investments are of the same type and are within the same market area as competitor properties. The existence of competitive properties could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that we and our competitors develop and manage. In addition, our properties compete against other forms of retailing, such as catalog companies and e-commerce websites that offer retail products and services.

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

            Our size reduces our dependence upon individual retail tenants. Approximately 4,300 different retailers occupy more than 28,600 stores in our properties and no retail tenant represents more than 2.0% of our properties' total minimum rents.

Certain Activities

            During the past three years, we have:

  •
  issued 4,353,882 units to Simon Property upon the exchange of units for common stock of Simon Property;
  •
  issued 5,426,696 units to other partners upon the conversion of 6,786,886 Series I preferred units;

  •
  issued 2,661,642 units upon the conversion of other preferred units;
  •
  issued 914,695 restricted units to Simon Property, net of forfeitures, with respect to the issuance of a like number of restricted shares of common stock issued under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 927,790 units to Simon Property in exchange for cash contributed resulting from the exercise of stock options under The Simon Property Group 1998 Stock Incentive Plan;
  •
  issued 147,241 units for the purchase of Maine Premium Outlets;
  •
  issued 67,309 units to the Mills limited partners;
  •
  purchased and retired 93,000 units;
  •
  repurchased 572,000 Units for $49.3 million;
  •
  redeemed 676,524 limited partner units for cash;
  •
  redeemed 68,759 Series D preferred units for cash;
  •
  redeemed all outstanding Series F preferred units for cash;
  •
  redeemed all outstanding Series G preferred units for cash;
  •
  redeemed 16,377 Series I preferred units;
  •
  issued and repurchased 8,000,000 Series K preferred units in 2006;
  •
  issued and repurchased 6,000,000 Series L preferred units in 2007;
  •
  borrowed a maximum amount of $2.6 billion under our the Credit Facility; the outstanding amount of borrowings under this facility as of December 31, 2008 was $1.0 billion;
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

Employees

            At January 16, 2009, we and our affiliates employed approximately 5,300 persons at various properties and offices throughout the United States, of which approximately 1,800 were part-time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, IN and 150 were located at our Chelsea offices in Roseland, NJ.

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

            As of December 31, 2008, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $18.0 billion, of which approximately $1.5 billion matures during 2009, including recurring principal amortization on mortgages maturing during 2009. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from the property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  The ongoing disruption in the credit markets may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.

            We depend primarily on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets. The disruption in the capital markets that began in 2008 has continued into 2009, restricting access to capital markets for many companies. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

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

Retail Operations Risks

  Deteriorating economic conditions are adversely affecting the general retail environment.

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. A recession is currently affecting the economy and consumer spending in the United States has recently declined. The unemployment rate is rising and consumer confidence has decreased significantly. In addition, we derive our cash flow from operations primarily from retail tenants, many of whom are currently under considerable economic stress. A prolonged recession is likely to adversely affect our tenants and as a result this could affect our results of operations and financial condition. A significant deterioration in our cash flow from operations could require us to curtail planned capital expenditures or seek alternative sources of financing.

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

  We face potential adverse effects from the increasing number of tenant bankruptcies.

            Although bankruptcy filings by retailers occur regularly in the course of our operations, the number of tenant bankruptcies has increased substantially in the past twelve months. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2008, we owned interests in 183 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 165 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 93 of these 165 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 62 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2008, we had loan guarantees and other guarantee obligations to support $71.9 million and $6.6 million, respectively, of our total $6.6 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We historically have used leases with variable CAM provisions that adjust to reflect inflationary increases. Recently, we have made a concerted effort to convert our leases to a fixed payment methodology which fixes our tenants' CAM contributions and should in turn reduce the volatility of and limitations on the recoveries we collect from our tenants for the reimbursement of our property operating expenses. However, with respect to both variable and fixed payment methodologies, the amount of CAM charges we bill to our tenants may not allow us to recover all of these operating costs.

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

            We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for tenants and qualified management.

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties that are under operation in Italy, France, Poland, Japan, Korea, Mexico, and China and we have recently made an investment in a U.K. retail real estate company. We may pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 6.3% of the GLA of all of our properties at December 31, 2008), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States through wholly-owned captive insurance entities and other self-insurance mechanisms. Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd. are our wholly-owned captive insurance subsidiaries, and have agreed to indemnify our general liability carrier for a specific layer of losses for the properties that are covered under these arrangements. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through these captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Risks Relating to Federal Income Taxes

  The failure of either of our two REIT subsidiaries to maintain its qualification as a REIT would have adverse tax consequences to us, our unitholders, and Simon Property.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlet Centers, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 246 million square feet of gross leasable area, or GLA, of which we own approximately 152.8 million square feet. Total estimated retail sales at the properties in 2008 were approximately $62 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 164 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.3 million square feet of GLA. Our regional malls contain in the aggregate more than 19,300 occupied stores, including approximately 740 anchors, which are mostly national retailers. The 16 regional malls acquired in the Mills acquisition are identified in this section as the Mills Regional Malls. These malls typically range in size from 700,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers.

            Premium Outlet Centers generally contain a wide variety of designer and manufacturer stores located in an open-air center. Our 40 Premium Outlet Centers range in size from approximately 200,000 to 850,000 square feet of GLA. The Premium Outlet Centers are generally located near major metropolitan areas and tourist destinations including New York City, Los Angeles, Boston, Palm Springs, Orlando, Las Vegas, and Honolulu.

            The Mills generally range in size from 1.0 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 70 community/lifestyle centers generally range in size from approximately 100,000 to 900,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other national retail tenants, which occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 14 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 1.0 million square feet of GLA and in total represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our U.S. properties on a gross basis as of December 31, 2008:

	Regional Malls	Premium Outlet Centers	Mills Portfolio (including The Mills and Mills Regional Malls)	Community/ Lifestyle Centers	Other Properties
% of total property annualized base rent	64.5%	13.0%	16.8%	5.2%	0.5%
% of total property GLA	66.0%	6.7%	16.8%	8.4%	2.1%
% of owned property GLA	58.3%	10.7%	19.6%	9.2%	2.2%

            As of December 31, 2008, approximately 92.4% of the owned GLA in regional malls and the retail space of the other properties was leased, approximately 98.9% of owned GLA in the Premium Outlet Centers was leased, approximately 94.5% of the owned GLA for The Mills and 87.4% of owned GLA for the Mills regional malls was leased, and approximately 90.7% of owned GLA in the community/lifestyle centers was leased.

            We own 100% of 203 of our properties, effectively control 18 properties in which we have a joint venture interest, and hold the remaining 103 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 314 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data for our regional malls, Premium Outlet Centers, the Mills portfolio, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2008.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	78.9%	480,209	190,817		671,026	Belk Ladies Fashion Store, Belk Men's & Home Store, JCPenney, Sears, Dillard's
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	87.0%	229,011	211,193		440,204	Belk, JCPenney, Sears, Eastwynn Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	99.1%	191,395	312,205	(18)	503,600	Marshalls, Filene's Basement, Old Navy
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	95.8%	—	205,058		205,058	Borders Books & Music
5.	Auburn Mall	MA	Auburn (Worcester)	Fee	49.1%	(4)	Acquired 1999	95.0%	417,620	173,282		590,902	Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach	Fee	33.3%	(4)	Built 1983	96.1%	1,283,938	815,416		2,099,354	Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)(2)	Built 1990	96.0%	754,956	362,861		1,117,817	Belk, Dillard's, JCPenney, Belk Men and Kids, Sears
8.	Bangor Mall	ME	Bangor	Fee	67.4%	(15)	Acquired 2003	91.7%	416,582	236,322		652,904	Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	97.7%	922,266	506,721		1,428,987	Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, AMC Theatre
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.0%	770,111	432,352		1,202,463	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	95.5%	425,773	274,241		700,014	Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Bay Park Cinema
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	98.1%	355,557	328,829		684,386	Macy's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy
13.	Boynton Beach Mall	FL	Boynton Beach (Miami-Fort Lauderdale)	Fee	100.0%		Built 1985	84.8%	714,210	387,123		1,101,333	Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears, Muvico Theatres
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	98.0%	874,802	444,766		1,319,568	Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Macy's Men's Children & Home.
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	100.0%	427,730	200,338		628,068	Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	98.2%	467,626	297,365		764,991	Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	95.3%	780,411	537,396		1,317,807	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2009-2073)(7)	49.1%	(4)	Acquired 1999	91.6%	420,199	303,391		723,590	Macy's, Macy's Men's and Home, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	95.7%	908,481	472,986		1,381,467	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music, AMC Theatres
20.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	70.3%	831,439	458,780	(18)	1,290,219	Macy's, JCPenney, Sears, Dick's Sporting Goods, Macy's Jr.
21.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	95.2%	381,153	189,694		570,847	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
22.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	79.8%	213,320	218,794		432,114	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
23.	Chesapeake Square	VA	Chesapeake (Virginia Beach-Norfolk)	Fee and Ground Lease (2062)	75.0%	(12)	Built 1989	86.5%	534,760	268,873		803,633	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Target
24.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2010)(7)	100.0%		Built 1974	100.0%	793,716	449,571		1,243,287	Macy's, Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres
25.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)(2)	Built 1995	83.4%	350,000	432,196	(18)	782,196	Nordstrom, Carson Pirie Scott, United Artists Theatre
26.	Coconut Point	FL	Estero (Cape Coral-Fort Myers)	Fee	50.0%	(4)	Built 2006	98.3%	691,785	504,554		1,196,339	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, Old Navy, PetsMart, Pier 1 Imports, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Muvico Theatres, Super Target
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0%	(4)	Acquired 2005	83.7%	547,090	262,821		809,911	Macy's, JCPenney, Gottschalk's, Whole Foods(6)
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	88.1%	356,887	278,499		635,386	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond, Old Navy
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	90.4%	408,052	365,186		773,238	Macy's, Macy's Mens & Children, JCPenney, Sears, Barnes & Noble, Regal Cinema
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	96.2%	150,847	1,091,967	(18)	1,242,814	Nieman Marcus, Barneys New York
31.	Coral Square	FL	Coral Springs (Miami-Fort Lauderdale)	Fee	97.2%		Built 1984	98.0%	648,144	296,014		944,158	Macy's Mens, Children & Home, Macy's Women, Dillard's, JCPenney, Sears
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	95.4%	395,875	459,212		855,087	Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	97.7%	631,556	409,270		1,040,826	Macy's, Dillard's, JCPenney, Sears, United Artists Theatre(8)
34.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	68.4%	522,119	188,403		710,522	Sears, Target, Barnes & Noble, Old Navy
35.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	88.7%	419,405	350,390		769,795	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Store(6)(17)
36.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	71.7%	302,495	121,804		424,299	JCPenney, Sears, Belk, Kmart, Regal Cinema
37.	Dadeland Mall	FL	Miami	Fee	50.0%	(4)	Acquired 1997	98.2%	1,132,072	342,700		1,474,772	Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
38.	DeSoto Square	FL	Bradenton (Sarasota-Bradenton)	Fee	100.0%		Built 1973	93.5%	435,467	253,949		689,416	Macy's, Dillard's, JCPenney, Sears
39.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	90.9%	220,000	411,101	(18)	631,101	Neiman Marcus, Macy's, Borders Books & Music, Village Roadshow(6), Dick's Sporting Goods(6), Dillard's(6)
40.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	95.7%	489,144	375,323		864,467	Macy's, JCPenney, Dillard's
41.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	95.0%	742,667	308,844		1,051,511	Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
42.	Emerald Square	MA	North Attleboro (Providence—RI-New Bedford)	Fee	49.1%	(4)	Acquired 1999	91.1%	647,372	375,129		1,022,501	Macy's, Macy's Mens & Home Store, JCPenney, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
43.	Empire Mall(1)(2)	SD	Sioux Falls	Fee and Ground Lease (2013)(7)	50.0%	(4)	Acquired 1998	89.6%	497,341	576,797		1,074,138	Macy's, Younkers, JCPenney, Sears, Gordmans, Old Navy, Hy-Vee
44.	Fashion Centre at Pentagon City	VA	Arlington (Washington, DC)	Fee	42.5%	(4)	Built 1989	96.1%	472,729	517,516	(18)	990,245	Nordstrom, Macy's
45.	Fashion Mall at Keystone at the Crossing	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	95.3%	249,721	433,766	(18)	683,487	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
46.	Fashion Valley	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	99.4%	1,053,305	668,485		1,721,790	Saks Fifth Avenue, Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, Pottery Barn, AMC Theatres, Old Navy
47.	Firewheel Town Center	TX	Garland (Dallas-Fort Worth)	Fee	100.0%		Built 2005	89.0%	295,532	705,571	(18)	1,001,103	Dillard's, Macy's, Barnes & Noble, Old Navy, Pier One, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods
48.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	97.9%	1,092,465	616,803		1,709,268	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears(8)
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	89.2%	327,260	172,914		500,174	JCPenney, Kohl's, Younkers, Sears, Cinema I & II
50.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	99.6%	—	635,410		635,410
51.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	85.5%	500,809	535,889		1,036,698	JCPenney, Sears, Boscov's, Granite Run 8 Theatres, Acme, Kohl's
52.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	88.0%	869,454	378,492		1,247,946	Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, AMC Theatres
53.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009)(7)	49.1%	(4)	Acquired 1999	94.2%	132,634	298,247	(18)	430,881	T.J. Maxx 'N More, Best Buy, DSW(8)
54.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	96.8%	754,928	525,162		1,280,090	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, AMC Theatres
55.	Gulf View Square	FL	Port Richey (Tampa-St. Pete)	Fee	100.0%		Built 1980	86.9%	461,852	291,089		752,941	Macy's, Dillard's, JCPenney, Sears, Best Buy
56.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	75.0%		Acquired 1998	88.3%	843,609	436,181		1,279,790	Belk, JCPenney, Macy's, Sears
57.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	96.4%	902,400	328,561		1,230,961	Macy's, Dillard's, JCPenney, Sears, Belk
58.	Highland Mall(1)	TX	Austin	Fee and Ground Lease (2070)	50.0%	(4)	Acquired 1998	60.5%	718,741	355,213		1,073,954	Dillard's Women's & Home, Dillard's Men's & Children's, Macy's
59.	Houston Galleria	TX	Houston	Fee and Ground Lease (2029)	31.5%	(4)	Acquired 2002	95.0%	1,233,802	1,116,505		2,350,307	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, Galleria Tennis/Athletic Club
60.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.3%	499,284	532,170		1,031,454	Dillard's, Macy's, Sears
61.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	88.9%	445,552	302,604		748,156	Dillard's, Macy's, JCPenney, Sears, AMC Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
62.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	94.9%	750,888	374,818		1,125,706	Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
63.	Irving Mall	TX	Irving (Dallas-Fort Worth)	Fee	100.0%		Built 1971	98.0%	637,415	405,299		1,042,714	Macy's, Dillard's (1 level Clearance store), Sears, Burlington Coat Factory, General Cinema(20)
64.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	90.1%	310,095	277,309		587,404	Macy's, Sears, H&M, Movies at Jefferson Valley
65.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	12.4%	(4)(15)	Acquired 2003	95.6%	1,545,812	1,067,674	(18)	2,613,486	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's (Court), JCPenney, Sears, Crate & Barrel(8)
66.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	79.7%	597,028	383,212		980,240	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema(8)
67.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	98.4%	776,397	422,987		1,199,384	Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand
68.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	92.9%	536,500	330,061		866,561	Macy's, JCPenney, Sears, Laguna Hills Cinema, Nordstrom Rack, Total Woman Gym & Spa
69.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0%	(4)	Acquired 1998	74.2%	296,037	262,287		558,324	JCPenney, Sears, Belk, Target, AMC Theatres, Books-A-Million
70.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	94.6%	745,179	352,627		1,097,806	Dillard's, Macy's, JCPenney, Sears, Regal Cinema
71.	Lehigh Valley Mall	PA	Whitehall (Allentown—Bethlehem)	Fee	37.6%	(4)(15)	Acquired 2003	96.1%	564,353	604,338	(18)	1,168,691	Macy's, JCPenney, Boscov's, Barnes & Noble(8)
72.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	95.5%	873,580	671,433	(18)	1,545,013	Neiman Marcus, Bloomingdale's, Macy's, Crate & Barrel, Pottery Barn, Pottery Barn Kids
73.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	94.4%	498,000	359,835		857,835	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Best Buy, Staples, AC Moore, Old Navy, Pier 1 Imports, K&G Fashion Superstore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes
74.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	93.6%	541,861	203,650		745,511	Macy's, JCPenney, Elder-Beerman, Sears
75.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	95.4%	220,830	201,911		422,741	Kohl's, Carson Pirie Scott
76.	Lindale Mall(1)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	82.5%	305,563	382,869		688,432	Von Maur, Sears, Younkers
77.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	88.1%	616,128	368,275		984,403	Macy's, Lord & Taylor, Sears, Modell's Sporting Goods, Barnes & Noble
78.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	83.4%	440,917	209,282		650,199	Dillard's, JCPenney, Sears, Bealls(17)
79.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2039) (9)	47.2%	(4)	Acquired 2002	94.7%	297,253	178,093		475,346	Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
80.	Mall at Rockingham, The	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	95.4%	638,111	382,133		1,020,244	JCPenney, Sears, Macy's(8)
81.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5%	(4)(2)	Built 1997	94.3%	210,798	515,580		726,378	Fortunoff, Off 5th-Saks Fifth Avenue, Nordstrom Rack, David's Bridal, Golf Galaxy

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
82.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	95.6%	1,069,590	727,248		1,796,838	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Bed Bath & Beyond, Regal Cinema
83.	Mall of New Hampshire, The	NH	Manchester	Fee	49.1%	(4)	Acquired 1999	94.0%	447,887	363,127		811,014	Macy's, JCPenney, Sears, Best Buy, Old Navy, A.C. Moore
84.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	93.1%	588,822	342,278		931,100	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
85.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	98.5%	273,094	141,811		414,905	Sears, Target, MC Sporting Goods(8)
86.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	92.9%	554,156	221,043		775,199	Dillard's, JCPenney, Sears(8)
87.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	84.5%	416,167	293,886		710,053	Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods
88.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.0%	527,591	796,382	(18)	1,323,973	Nordstrom, Macy's, Barnes & Noble, Cineplex Odeon, WOW! Work Out World
89.	Mesa Mall(1)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	90.4%	441,208	441,129		882,337	Sears, Herberger's, JCPenney, Target(8)
90.	Miami International Mall	FL	Miami	Fee	47.8%	(4)	Built 1982	98.2%	778,784	294,792		1,073,576	Macy's Mens & Home, Macy's Women & Children, Dillard's, JCPenney, Sears
91.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	91.5%	339,113	280,088		619,201	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
92.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	93.1%	429,508	376,119		805,627	JCPenney, Sears, Younkers, Barnes & Noble, Old Navy, DSW
93.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0%	(15)	Acquired 2003	85.2%	734,855	413,531		1,148,386	Macy's, JCPenney, Sears, Dick's Sporting Goods(8)
94.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	92.0%	435,756	204,085		639,841	Macy's, JCPenney, Sears, Elder Beerman
95.	North East Mall	TX	Hurst (Dallas-Fort Worth)	Fee	100.0%		Built 1971	97.1%	1,191,930	452,253		1,644,183	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
96.	Northfield Square	IL	Bourbonnais	Fee	31.6%	(12)	Built 1990	77.4%	310,994	246,180		557,174	Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
97.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	96.0%	612,073	446,815		1,058,888	Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble, Bed Bath & Beyond, DSW
98.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	88.8%	665,745	296,235		961,980	Macy's, JCPenney, Sears, Kohl's
99.	NorthPark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	93.0%	650,456	422,332		1,072,788	Dillard's, Von Maur, Younkers, JCPenney, Sears, Barnes & Noble
100.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	90.0%	677,433	743,622		1,421,055	JCPenney, Sears, Filene's Basement, Nordstrom(19), Macy's Mens/Furniture, Macys, H&M, XXI Forever(6), Barnes & Noble, Toys 'R Us, Shaw's Grocery
101.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	92.9%	472,969	221,021		693,990	Macy's, JCPenney, Sears
102.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	89.9%	532,817	317,713	(18)	850,530	Dillard's, Dillard's Mens, Macy's
103.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	99.7%	616,443	273,778		890,221	Macy's, Boscov's, JCPenney, Sears
104.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	99.3%	576,051	379,174		955,225	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
105.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.6%	773,295	436,561		1,209,856	Macy's, Carson Pirie Scott, JCPenney, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
106.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	93.4%	762,558	556,708	(18)	1,319,266	Macy's, JCPenney, Sears, United Artists Theatre(8)
107.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	96.1%	387,378	169,501		556,879	Macy's, JCPenney, Sears, Belk
108.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.1%	588,137	462,654		1,050,791	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
109.	Pheasant Lane Mall	NH	Nashua (Manchester)	—	—	(14)	Acquired 2002	96.9%	555,474	314,194		869,668	JCPenney, Sears, Target, Macy's
110.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	96.3%	472,385	345,490		817,875	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres
111.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	87.7%	504,796	588,878	(18)	1,093,674	JCPenney, Sears, Tiendas Capri, Pueblo Xtra, Best Buy(6)
112.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0%	(12)	Built 1989	82.0%	458,251	322,059		780,310	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
113.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	98.4%	644,124	177,244		821,368	Dillard's, JCPenney, Sears, Cinemark Theatres(8)
114.	Quaker Bridge	NJ	Lawrenceville (Trenton)	Fee	38.0%	(4)(15)	Acquired 2003	95.0%	686,760	412,070		1,098,830	Macy's, Lord & Taylor, JCPenney, Sears
115.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	97.5%	685,251	331,498		1,016,749	Macy's, JCPenney, Sears, Barnes & Noble, Regal Cinemas
116.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	88.0%	807,871	557,412	(18)	1,365,283	Macy's, Carson Pirie Scott, JCPenney, Sears
117.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.0%	786,626	456,927		1,243,553	Macy's, Lord & Taylor, JCPenney, Sears
118.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	88.8%	596,308	292,169		888,477	Dillard's, Macy's, JCPenney, Sears
119.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	96.4%	1,430,425	778,892	(18)	2,209,317	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, Sport Fitness, Paul Mitchell The School
120.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	92.8%	701,477	510,243		1,211,720	JCPenney, Sears, Nordstrom, Old Navy, H&M, L.L. Bean, XXI Forever, Macy's
121.	Rushmore Mall(1)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	89.5%	470,660	364,935		835,595	JCPenney, Herberger's, Sears, Carmike Cinemas(8)
122.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	95.1%	428,258	270,535		698,793	Macy's, Sears(8)
123.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4)(2)	Built 1995	87.2%	768,798	369,499		1,138,297	Macy's, Dillard's, Belk, JCPenney, Sears, United Artists Theatre
124.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	97.5%	677,215	473,376		1,150,591	Saks Fifth Avenue, Nordstrom, Macy's (2 locations)
125.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5%	(4)(2)	Built 1999	90.9%	—	514,559		514,559	NikeTown, Barnes & Noble, GameWorks, Z Gallerie, L.A. Fitness, AMC Theatres, Splitsville
126.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)	Acquired 1995	92.6%	794,310	513,192		1,307,502	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, H&M
127.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	91.9%	538,812	370,420		909,232	Macy's, JCPenney, Sears, Regal Cinema
128.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	96.3%	655,987	481,287		1,137,274	Macy's, Sears, Barnes & Noble, Carmike Cinemas(8)
129.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.5%	547,287	618,678		1,165,965	Macy's, Lord & Taylor, Sears, Filene's Basement, Nordstrom(19)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
130.	Southern Hills Mall(1)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	83.9%	387,553	409,172		796,725	Younkers, JCPenney, Sears, Scheel's Sporting Goods, Barnes & Noble, Carmike Cinemas
131.	Southern Park Mall	OH	Boardman (Youngstown)	Fee	100.0%		Built 1970	90.4%	811,858	382,235		1,194,093	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
132.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(11)	100.0%		Acquired 2002	99.2%	1,044,742	580,866		1,625,608	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, Joseph Beth Booksellers
133.	SouthPark Mall	IL	Moline (Davenport—IA-Moline)	Fee	50.0%	(4)	Acquired 1998	81.6%	578,056	440,798		1,018,854	Dillard's, Von Maur, Younkers, JCPenney, Sears, Old Navy
134.	SouthRidge Mall(1)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	70.6%	388,752	500,676		889,428	JCPenney, Younkers, Sears, Target(8)
135.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0%	(4)(15)	Acquired 2005	88.5%	367,176	220,803		587,979	Macy's, Target(6)
136.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	93.5%	608,601	321,524		930,125	Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Old Navy, Dick's Sporting Goods, Filene's Basement
137.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	95.8%	631,602	348,307		979,909	Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
138.	St. John's Town Center	FL	Jacksonville	Fee	50.0%	(4)	Built 2005	97.0%	653,291	568,751		1,222,042	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Old Navy
139.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	94.5%	849,153	528,198	(18)	1,377,351	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
140.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	93.7%	432,936	337,198		770,134	Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
141.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	93.6%	575,837	341,829		917,666	Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Sears(8)
142.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	89.3%	804,262	443,450		1,247,712	Nordstrom, Macy's, JCPenney, Sears, David's Bridal
143.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	91.8%	537,790	323,632		861,422	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
144.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	83.2%	682,169	402,375		1,084,544	Macy's, Dillard's, JCPenney, Sears, Century Theatres
145.	Town Center at Boca Raton	FL	Boca Raton (Miami-Fort Lauderdale)	Fee	100.0%		Acquired 1998	98.1%	1,164,658	589,410		1,754,068	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
146.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	93.2%	851,346	422,808		1,274,154	Belk, Macy's, JCPenney, Sears, Macy's Furniture
147.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	89.6%	779,490	357,310		1,136,800	Dillard's, Von Maur, JCPenney, Sears
148.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	80.4%	619,269	333,237		952,506	Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
149.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	89.9%	508,176	372,968		881,144	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Regal Cinema
150.	Tyrone Square	FL	St. Petersburg (Tampa-St. Pete)	Fee	100.0%		Built 1972	97.4%	725,298	370,270		1,095,568	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Old Navy
151.	University Park Mall	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1979	91.4%	499,876	361,446		861,322	Macy's, JCPenney, Sears, Barnes & Noble(6)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
152.	Upper Valley Mall	OH	Springfield (Dayton—Springfield)	Fee	100.0%		Built 1971	90.9%	479,418	264,686		744,104	Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
153.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	79.2%	389,781	262,863		652,644	Dillard's, JCPenney, Sears(8)
154.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	91.7%	315,078	191,738		506,816	JCPenney, Belk, Target, Old Navy(8)
155.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	84.8%	506,639	280,964		787,603	Macy's, Dillard's Men's, Dillard's Women's, Children's & Home, JCPenney, Sears
156.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2012)	100.0%		Acquired 1998	95.1%	742,214	284,871		1,027,085	Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
157.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	86.0%	616,109	347,167		963,276	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Kerasotes Theatres(8)
158.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	90.3%	716,811	280,991		997,802	Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory
159.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	95.0%	868,295	468,455		1,336,750	Belk Women, Dillard's, JCPenney, Belk Men, Home and Kids, Sears, Regal Cinema
160.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	96.2%	349,393	477,979	(18)	827,372	Neiman Marcus, Nordstrom
161.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	88.2%	716,939	495,092		1,212,031	Macy's, JCPenney, Sears, Target
162.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	77.3%	556,831	375,516		932,347	Macy's, Bergner's, Sears, Dick's Sporting Goods(8)
163.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	98.5%	761,648	505,572		1,267,220	Macy's, Dillard's, JCPenney, Sears, Malco Theatres
164.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.0%	700,235	391,539		1,091,774	Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								96,727,572	65,455,103		162,182,675

	Premium Outlet Centers
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	99.3%				429,534	Banana Republic, Calvin Klein, Coach, Gap Outlet, Kenneth Cole, Lucky Brand Jeans, Nike, Polo Ralph Lauren, Tommy Hilfiger
2.	Allen Premium Outlets	TX	Allen (Dallas-Ft. Worth)	Fee	100.0%		Acquired 2004	100.0%				441,492	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Cole Haan, J.Crew, Kenneth Cole, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	97.1%				300,218	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Michael Kors, Nautica, Polo Ralph Lauren, Saks Fifth Avenue Off 5th,Tommy Hilfiger
4.	Camarillo Premium Outlets	CA	Camarillo	Fee	100.0%		Acquired 2004	99.3%				454,119	Ann Taylor, Banana Republic, Barneys New York, Coach, Diesel, Giorgio Armani, Hugo Boss, Kenneth Cole, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony
5.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%				287,931	Adidas, Banana Republic, Barneys New York, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Polo Ralph Lauren, Theory

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Ground Lease (2029)	100.0%	Acquired 2004	100.0%			439,445	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	98.2%			437,800	Ann Taylor, Banana Republic, Calvin Klein, Coach, Diesel, Dooney & Bourke, Elie Tahari, Gap Outlet, Giorgio Armani, Kate Spade, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony
8.	Clinton Crossing Premium Outlets	CT	Clinton (New Haven)	Fee	100.0%	Acquired 2004	100.0%			276,163	Banana Republic, Barneys New York, Calvin Klein, Coach, Dooney & Bourke, Gap Outlet, Kenneth Cole, Liz Claiborne, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
9.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	98.0%			163,815	Adidas, Bass, Carter's, Gap Outlet, Liz Claiborne, Samsonite, Van Heusen
10.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.9%			498,848	Burberry, Coach, Dior, Giorgio Armani, Gucci, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Yves Saint Laurent Rive Gauche, Zegna
11.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%			377,772	Adidas, Ann Taylor, Anne Klein, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
12.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	99.8%			298,848	BCBG Max Azria, Bebe, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Nautica, Nike, Saks Fifth Avenue Off 5th
13.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	98.6%			577,287	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Sony, Timberland, Tommy Hilfiger
14.	Houston Premium Outlets	TX	Houston	Fee	100.0%	Built 2008	100.0%			425,484	Adidas, Banana Republic, Burberry, Coach, Cole Haan, Elie Tahari, Juicy Couture, Michael Kors, Nike, True Religion, Tommy Hilfiger
15.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	100.0%			285,779	Banana Republic, Brooks Brothers, Calvin Klein, Gap Outlet, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Tommy Hilfiger
16.	Jersey Shore Premium Outlets	NJ	Tinton Falls	Fee	100.0%	Built 2008	87.3%			434,204	Burberry, Brooks Brothers, Elie Tahari, Guess, J. Crew, Kate Spade, Kenneth Cole, Michael Kors, Theory, Nike, Timberland, Tommy Hilfiger
17.	Johnson Creek Premium Outlets	WI	Johnson Creek (Milwaukee)	Fee	100.0%	Acquired 2004	92.0%			277,585	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
18.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2009)	100.0%	Acquired 2004	95.4%			264,425	Anne Klein, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Puma, Reebok, Timberland, Tommy Hilfiger
19.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.2%			525,262	Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, J.Crew, Kenneth Cole, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Sony
20.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%			474,828	Adidas, Calvin Klein, Coach, Gymboree, Liz Claiborne, Nautica, Nike, Reebok, Timberland, Tommy Hilfiger, VF Outlet, Zales
21.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%			538,660	A/X Armani Exchange, Ann Taylor, Banana Republic, Coach, Diesel, Dolce & Gabbana, Elie Tahari, Kenneth Cole, Lacoste, Polo Ralph Lauren, Salvatore Ferragamo
22.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	100.0%			463,288	Ann Taylor, Barneys New York, Burberry, Coach, Crate & Barrel, Diesel, DKNY, Kenneth Cole, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Williams-Sonoma
23.	Liberty Village Premium Outlets	NJ	Flemington	Fee	100.0%	Acquired 2004	99.3%			168,466	Ann Taylor, Brooks Brothers, Calvin Klein, Cole Haan, J.Crew, Liz Claiborne, Michael Kors, Polo Ralph Lauren, Tommy Hilfiger
24.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	99.4%			454,314	Ann Taylor, Banana Republic, Burberry, Coach, Coldwater Creek, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger
25.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	99.4%			179,348	Ann Taylor, Banana Republic, Barneys New York, Calvin Klein, Coach, Cole Haan, J.Crew, Kenneth Cole, Nautica, Tommy Hilfiger
26.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	98.6%			539,757	Ann Taylor, Banana Republic, Calvin Klein, Coach, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Williams-Sonoma
27.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%			549,379	Barneys New York, Burberry, Coach, Diesel, Dior, Fendi, Giorgio Armani, Hugo Boss, J. Crew, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory
28.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	99.0%			391,309	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Polo Ralph Lauren, Tommy Hilfiger
29.	Petaluma Village Premium Outlets	CA	Petaluma (Santa Rosa)	Fee	100.0%	Acquired 2004	100.0%			195,982	BCBG Max Azria, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
30.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	98.8%			549,070	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
31.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	97.9%			578,890	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
32.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	100.0%			431,621	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
33.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2035)	100.0%	Built 2005	100.0%			402,668	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Juicy Couture, Kenneth Cole, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
34.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%	Acquired 2004	99.6%			328,632	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama
35.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2009)(7)	100.0%	Acquired 2004	100.0%			411,731	Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Coldwater Creek, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
36.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%			442,042	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, J.Crew, Nike, Polo Ralph Lauren, Restoration Hardware
37.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	99.7%			209,846	A/X Armani Exchange, Banana Republic, Barneys New York, Calvin Klein, Coach, Guess, Kenneth Cole, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
38.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	98.2%			417,577	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, VF Outlet
39.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	100.0%			844,246	Banana Republic, Burberry, Chanel, Chloe, Coach, Dior, Dolce & Gabbana, Giorgio Armani, Gucci, Lacoste, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th
40.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%			615,713	Banana Republic, Barneys New York, Burberry, Coach, Hugo Boss, Kenneth Cole, Lacoste, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragmo, Sony, Williams-Sonoma

	Total U.S. Premium Outlet Centers GLA									16,383,378

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	Arboretum	TX	Austin	Fee	100.0%		Acquired 1998	86.0%			206,827	Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	81.5%			630,359	Best Buy, T.J. Maxx N More, Office Max, Old Navy, Wal-Mart, Dick's Sporting Goods, Jo-Ann Fabrics
3.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%			38,493
4.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%			71,794	Regal Cinema
5.	Chesapeake Center	VA	Chesapeake (Virginia Beach-Norfolk)	Fee	100.0%		Built 1989	93.4%			305,935	K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture
6.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0%	(4)(18)	Built 2004	93.8%			503,693	Dick's Sporting Goods, Whole Foods, DSW(8)
7.	Cobblestone Court	NY	Victor (Rochester)	Fee and Ground Lease (2038)(7)	35.0%	(4)(13)	Built 1993	99.4%			265,445	Dick's Sporting Goods, Kmart, Office Max
8.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	85.0%			403,756	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
9.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	35.0%	(4)(13)	Built 1989	52.8%			278,970	(8)
10.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	98.7%			168,838	Belk, Food Lion
11.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	50.3%	(15)	Acquired 2003	100.0%			101,742	ACME Grocery
12.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	96.1%			175,639	Toys 'R Us, Kids 'R Us, Bed Bath & Beyond(8)
13.	Eastland Plaza	OK	Tulsa	Fee	100.0%		Built 1986	41.7%			190,261	Marshalls, Toys 'R Us(8)(17)
14.	Empire East(1)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	98.1%			297,278	Kohl's, Target, Bed Bath & Beyond
15.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3%	(4)(13)	Built 1992	100.0%			249,658	Burlington Coat Factory, Offenbacher's(8)
16.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	93.2%			428,039	Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us(8)
17.	Gaitway Plaza	FL	Ocala	Fee	23.3%	(4)(13)	Built 1989	95.1%			208,873	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
18.	Gateway Center	TX	Austin	Fee	100.0%		2004	81.2%			512,625	Star Furniture, Best Buy, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, The Container Store, Old Navy, Regal Cinema(17)
19.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%			164,104	Michael's, Best Buy, Cost Plus World Market(8)
20.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%			155,319	Best Buy, Kohl's
21.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	(4)	Built 2008	80.4%			649,576	JCPenney, Borders, Dick's Sporting Goods, Old Navy, Stein Mart, Bed Bath & Beyond, DSW, Ulta, Hamilton 16 IMAX
22.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	76.0%	(15)	Acquired 2003	96.0%			107,383	Genuardi's Family Market(8)
23.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	75.6%			493,378	Marshalls, Bed Bath & Beyond, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory(8)
24.	Indian River Commons	FL	Vero Beach	Fee	50.0%		Built 1997	100.0%			255,882	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
25.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%			111,518	Sheplers, Macy's Home Store
26.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	89.8%			29,140
27.	Knoxville Commons	TN	Knoxville	Fee	100.0%		Built 1987	100.0%			180,463	Office Max, Home Emporium(17)
28.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	90.3%			215,462	Home Owners Bargain Outlet(8)
29.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	95.0%			368,007	Factory Card Outlet, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Loehmann's
30.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	98.2%			387,445	T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Cost Plus World Market, Toys 'R Us(8)
31.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	85.6%			236,878	Kohl's, Hobby Lobby, T.J. Maxx
32.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	95.5%			243,266	Wal-Mart, PetsMart, The Home Depot
33.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	100.0%			267,231	Burlington Coat Factory, AC Moore, Michaels, T.J. Maxx, Home Goods(8)
34.	MacGregor Village	NC	Cary (Raleigh)	Fee	100.0%		Acquired 2004	82.2%			144,859
35.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.7%			440,612	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
36.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%			90,527	Best Buy, Bed Bath & Beyond
37.	Martinsville Plaza	VA	Martinsville	Space Lease (2046)	100.0%		Built 1967	97.1%			102,105	Rose's
38.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	47.4%			270,955	Dominick's(8)
39.	Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%			298,821	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
40.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	71.6%			91,648
41.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	85.5%			305,070	Hobby Lobby, Office Max, Minnesota Fabrics, Burlington Coat Factory, Ultra Foods Grocery
42.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.2%			166,619	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
43.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	78.8%			208,245	Target, Cinema Grill
44.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	99.5%			337,249	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy
45.	Park Plaza	KY	Hopkinsville	Fee	100.0%		Built 1968	91.8%			114,924	Big Lots!
46.	Pier Park	FL	Panama City Beach	Fee	100.0%		Built 2008	89.8%			815,706	Dillard's, JCPenney, Target, Old Navy, Borders, Grand Theatres
47.	Plaza at Buckland Hills, The	CT	Manchester (Hartford)	Fee	35.0%	(4)(13)	Built 1993	77.4%			334,546	Jo-Ann Fabrics, Party City, Toys 'R Us, Michaels, PetsMart(17)
48.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	95.5%			287,473	Wal-Mart, Sam's Wholesale Club
49.	Richardson Square	TX	Richardson	Fee	100.0%		Built 2008	100.0%			512,845	Lowe's, Ross Dress for Less, Sears, Super Target
50.	Ridgewood Court	MS	Jackson	Fee	35.0%	(4)(13)	Built 1993	97.8%			369,501	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
51.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	90.9%			149,570	Best Buy, Acme, Office Depot
52.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%			458,828	Target, Pier 1 Imports, PetsMart, Dick's Sporting Goods, AMC Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
53.	Royal Eagle Plaza	FL	Coral Springs (Miami-Ft. Lauderdale)	Fee	35.0%	(4)(13)	Built 1989	100.0%			199,059	K Mart, Stein Mart
54.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2055)	100.0%		Built 2006	97.7%			442,585	Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics
55.	Shops at North East Mall, The	TX	Hurst (Dallas-Ft. Worth)	Fee	100.0%		Built 1999	98.2%			364,833	Michael's, PetsMart, Old Navy, Pier 1 Imports, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble
56.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	72.3%			394,873	K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Gallo(8)
57.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	43.4%			101,087	Pep Boys(8)
58.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	87.6%			346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond(8)
59.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%			90,522	Best Buy, Barnes & Noble
60.	University Center	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1980	57.5%			150,524	Michael's, Best Buy
61	Village Park Plaza	IN	Camel (Indianapolis)	Fee	35.0%	(4)(13)	Built 1990	97.4%			549,576	Bed Bath & Beyond, Ashley Furniture HomeStore, Kohl's, Wal-Mart, Marsh, Menards, Regal Cinema
62.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	100.0%			50,107
63.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%			949,779	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
64.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	89.5%			254,519	T.J. Maxx, Toys 'R Us, Target
65.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	23.3%	(4)(13)	Built 1989	95.9%			385,643	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart
66.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	23.3%	(4)(13)	Built 1989	96.1%			163,154	Sports Authority, PetsMart, Burlington Coat Factory
67.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	93.9%			391,474	T.J. Maxx, Office Max, Kohl's Babies 'R Us, Kids 'R Us, Country Market
68.	Whitehall Mall	PA	Whitehall	Fee	38.0%	(15)(4)	Acquired 2003	89.3%			588,143	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym
69.	Willow Knolls Court	IL	Peoria	Fee	35.0%	(4)(13)	Built 1990	96.9%			382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14
70.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	77.1%			614,012	Kohl's, Target, Michaels, Best Buy, Office Depot, Old Navy, Pier 1 Imports, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA										20,822,340

	Other Properties
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	100.0%			151,256	Bass, Dressbarn, Kasper, L'eggs Hanes Bali Playtex, Liz Claiborne, Rack Room Shoes, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	78.2%			269,307	Carter's, Crocs, Izod, Jones New York, Pendleton, Reebok, Tuesday Morning
3.	Factory Stores of America-Boaz	AL	Boaz	Ground Lease (2012)	100.0%		Acquired 2004	81.6%			111,909	Bon Worth, Easy Spirit, Rue21, VF Outlet
4.	Factory Stores of America—Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	97.7%			176,615	Bass, Dressbarn, Rack Room Shoes, Van Heusen

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
5.	Factory Stores of America—Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	100.0%			83,962	Factory Brand Shoes, Van Heusen, VF Outlet
6.	Factory Stores of America—Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	100.0%			86,249	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
7.	Factory Stores of America-Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	97.8%			89,646	Bass, Easy Spirit, Van Heusen, VF Outlet
8.	Factory Stores of America—Story City	IA	Story City	Fee	100.0%		Acquired 2004	85.3%			112,405	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%		Acquired 2004	100.0%			223,402	Adidas, Bass, Carter's, Coach, Gap Outlet, Izod, Nike, Nine West, Samsonite, Van Heusen, VF Outlet
10.	The Factory Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	88.0%			915,279	Branson Meadows Cinemas, Dressbarn, VF Outlet
11.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	66.7%			1,083,373	Macy's, Sears(8)
12.	Palm Beach Mall	FL	West Palm Beach (Miami-Fort Lauderdale)	Fee	100.0%		Built 1967	82.3%			917,195	Dillard's, Macy's, JCPenney, Sears, Borders Books & Music
13.	Raleigh Springs Mall	TN	Memphis	Fee and Ground Lease (2018)(7)	100.0%		Built 1971	59.1%			286,924	Sears, Malco Theatres(8)(17)
14.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	73.5%			709,220	JCPenney, Sears, Belk

	Total Other GLA										5,216,742

	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%		Acquired 2007	93.8%			1,250,934
												Marshalls, Last Call Nieman Marcus, Off 5th Saks Fifth Avenue, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Hi-Health, Harkins Cinemas, IMAX Theatre
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6%		Acquired 2007	99.9%			1,291,849	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Neiman Marcus Last Call, OFF 5TH Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, Old Navy, T.J. Maxx, Muvico Theatres
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8%	(2)	Acquired 2007	83.1%			1,106,368	Borders Books Music Café, Eddie Bauer Outlet, Last Call Clearance Center from Neiman Marcus, Off Broadway Shoe Warehouse, Off 5th Saks Fifth Avenue Outlet, Sports Authority, Super Target, United Artists Theatre

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
4.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6%	(2)	Acquired 2007	97.0%			1,347,377	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Off 5th Saks Fifth Avenue, FYE, The Children's Place Outlet, Dave & Buster's, NIKE, T.J. Maxx, Group USA, Sun & Ski, AC Moore, Off Broadway Shoes, Old Navy, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres
5.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0%	(2)	Acquired 2007	95.2%			1,183,562	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Neiman Marcus Last Call, Medieval Times, Off 5th Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, ROSS Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Urban Behavior, Woodward Skatepark, Dave & Buster's, AMC Theatres
6.	Franklin Mills	PA	Philadelphia	Fee	50.0%		Acquired 2007	94.9%			1,753,021	Army Experience Center, Dave & Buster's, JCPenney Outlet Store, Burlington Coat Factory, Marshalls HomeGoods, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Off 5th Saks Fifth Avenue, Last Call Neiman Marcus, Off Broadway Shores, Sears Appliance Outlet, H&M, Woodward Skatepark, AMC Theatres
7.	Grapevine Mills	TX	Grapevine (Dallas-Ft. Worth)	Fee	29.6%		Acquired 2007	97.3%			1,775,656	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Forever 21, Group USA—The Clothing Co. JCPenney Outlet, Marshalls, NIKE, OFF 5th Saks Fifth Avenue, Old Navy, Virgin Megastore, Western Warehouse, Gameworks, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Woodward Skate Park
8.	Great Mall	CA	Milpitas (San Jose)	Fee	24.5%	(2)	Acquired 2007	93.0%			1,380,741	Last Call Nieman Marcus, Sports Authority, Group USA, Old Navy, Kohl's, Dave & Busters, H&M, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Off 5th Saks Fifth Avenue, NIKE, Century Theatres(8)
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%		Acquired 2007	95.6%			1,821,704	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, H&M, JCPenney Outlet Store, Kohl's, Marshall's Home Goods, Off 5th—Saks Fifth Avenue Outlet, Nickles & Dimes, Sears Grand, The Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinema, Last Call Neiman Marcus
10.	Katy Mills	TX	Katy (Houston)	Fee	31.3%	(2)	Acquired 2007	93.2%			1,574,216	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E.-For Your Entertainment, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Off 5th Saks Fifth Avenue Outlet, Sun & Ski Sports, American Theatres, Old West Warehouse, Old Navy

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
11.	Ontario Mills	CA	Ontario	Fee	25.0%		Acquired 2007	94.5%			1,481,954	Burlington Coat Factory, Totally for Kids, NIKE, Gameworks, The Children's Place Outlet, Cost Plus World Market, Marshalls, JCPenney Outlet, Off 5th Saks Fifth Avenue Outlet, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres(8)
12.	Opry Mills	TN	Nashville	Fee	24.5%	(2)	Acquired 2007	96.5%			1,158,952	Bass Pro Shops Outdoor World, Dave & Buster's, The Gibson Showcase, Bed Bath & Beyond, Off 5th Saks Fifth Avenue Outlet, Barnes & Noble, Old Navy, Off Broadway Shoe Warehouse, Nike Factory Store, Sun & Ski Sports, BLACKLION, Regal Cinema, XXI Forever
13.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%		Acquired 2007	96.7%			1,515,731	Group USA, Marshall's, T.J. Maxx, Sears Appliance Outlet, Old Navy, JCPenney Outlet, Urban Behavior, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack and Off 5th Saks Fifth Avenue Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, The Sports Authority, H&M, Last Call Neiman Marcus(6)
14.	Sawgrass Mills	FL	Sunrise (Miami-Ft. Lauderdale)	Fee	50.0%		Acquired 2007	98.5%			2,252,117	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Ron Jon Surf Shop, The Sports Authority, Super Target, T.J. Maxx, VF Factory Outlet, Wannado City, FYE, Off Broadway Shoes, Regal Cinema, GAP Outlet, Books-A-Million
15.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0%	(2)	Acquired 2007	81.1%			1,191,207	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinema
16.	The Block at Orange	CA	Orange (Los Angeles)	Fee	25.0%		Acquired 2007	96.8%			717,692	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Borders Books & Music, Hilo Hattie, Off 5th Saks Fifth Avenue, AMC Theatres, Nike Factory Store, Last Call Neiman Marcus

	Subtotal The Mills®										22,803,081

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

									Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership		Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding		Total	Retail Anchors and Selected Major Tenants
	Mills Regional Malls
17.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%		Acquired 2007	95.9%	608,118	367,790		975,908	Macy's, JCPenney, Sears, Von Maur
18.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0%	(2)	Acquired 2007	78.0%	1,341,701	1,061,962	(18)	2,403,663	Macy's, Macy's, Macy's Home & Furnishings, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
19.	Dover Mall	DE	Dover	Fee	34.1%		Acquired 2007	95.1%	583,696	303,500		887,196	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
20.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%		Acquired 2007	88.8%	544,140	355,394		899,534	Dillard's, Dillard's Men's, Macy's(6)(20)
21.	Falls, The	FL	Miami	Fee	25.0%		Acquired 2007	95.0%	455,000	353,753		808,753	Bloomingdale's, Macy's, Regal Cinema
22.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%		Acquired 2007	83.4%	556,067	322,321		878,388	Macy's, Sears, H&M
23.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%		Acquired 2007	75.6%	748,551	321,142		1,069,693	JCPenney, Sears, Macy's, Wal-Mart, 24 Hour Fitness
24.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%		Acquired 2007	81.3%	639,289	406,236		1,045,525	Macy's, Lord & Taylor, JCPenney, Sears
25.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%		Acquired 2007	91.1%	744,128	380,624		1,124,752	Macy's, Macy's, Sears, JCPenney
26.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%		Acquired 2007	80.8%	735,682	334,183		1,069,865	Macy's, JCPenney, Sears, The Movies at Marley Station, Gold's Gym
27.	Meadowood Mall	NV	Reno	Fee	25.0%		Acquired 2007	89.4%	609,840	274,442		884,282	Macy's Men's, Macy's, Sears, JCPenney, Sports Authority
28.	Northpark Mall	MS	Ridgeland (Jackson)	Fee	50.0%		Acquired 2007	90.2%	646,725	311,273		957,998	Dillard's, JCPenney, Belk, Regal Cinema
29.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%		Acquired 2007	91.0%	404,666	340,663		745,329	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble
30.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%		Acquired 2007	85.5%	817,320	524,307		1,341,627	Macy's, JCPenney, Marshall's, AMC Theatres(8)
31.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%		Acquired 2007	92.1%	874,925	348,181		1,223,106	JCPenney, Sears, Kohl's, Boston Store, Cost Plus World Market(8)
32.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	25.0%		Acquired 2007	96.7%	841,454	460,038		1,301,492	Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney, H&M

	Subtotal Mills Regional Malls								11,151,302	6,465,809		17,617,111

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

								Gross Leasable Area
				Ownership Interest (Expiration if Lease)(3)
	Property Name	State	City (CBSA)		Legal Ownership	Year Built or Acquired	Occupancy(5)	Anchor	Mall & Freestanding	Total	Retail Anchors and Selected Major Tenants
	Mills Community Centers
33.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6%	Acquired 2007	100.0%			101,613	Michael's, Staples
34.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%	Acquired 2007	100.0%			230,683	BJ's Wholesale Club, Garden Ridge
35.	Denver West Village	CO	Lakewood	Fee	18.8%	Acquired 2007	99.6%			310,090	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Ultimate Electronics, Christy Sports, United Artists
36.	Liberty Plaza	PA	Philadelphia	Fee	50.0%	Acquired 2007	94.2%			371,446	Wal-Mart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers									1,013,832

	Total Mills Properties									41,434,024

	Total U.S. Properties GLA									246,039,154

FOOTNOTES:

(1)
This property is managed by a third party.

(2)
Our direct and indirect interests in some of the properties held as joint venture interests are subject to preferences on distributions in favor of other partners or us.

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

(5)
Regional Malls—Executed leases for all company-owned GLA in mall stores, excluding majors. Premium Outlet Centers—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers—Executed leases for all company-owned GLA including majors and mall stores.

(6)
Indicates anchor or major that is currently under development.

(7)
Indicates ground lease covers less than 50% of the acreage of this property.

(8)
Indicates vacant anchor space(s).

(9)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(10)
Indicates ground lease covers all of the property except for parcels owned in fee by anchors.

(11)
Indicates ground lease covers outparcel only.

(12)
We receive substantially all the economic benefit of the property due to a preference or advance.

(13)
Outside partner receives substantially all of the economic benefit due to a partner preference.

(14)
We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.

(15)
Our indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Indicates anchor has announced its intent to close this location.

(17)
Indicates anchor has closed, but we still collect rents and/or fees under an agreement.

(18)
Mall & Freestanding GLA includes office space as follows:

Arsenal Mall—105,807 sq. ft.	Lenox Square—2,674 sq. ft.
Century III Mall—35,929 sq. ft.	Menlo Park Mall—50,615 sq. ft.
Circle Centre Mall—9,123 sq. ft.	Oak Court Mall—126,319 sq. ft.
Copley Place—856,586 sq. ft.	Oxford Valley Mall—109,832 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Plaza Carolina—28,192 sq. ft.
Fashion Mall at Keystone, The—10,927 sq. ft.	River Oaks Center—118,311 sq. ft.
Firewheel Town Center—75,000 sq. ft.	Roosevelt Field—1,610 sq. ft.
Greendale Mall—119,860 sq. ft.	Stanford Shopping Center—5,748 sq. ft.
The Plaza & Court at King of Prussia—13,627 sq. ft.	The Westchester—820 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.	Del Amo—113,000 sq. ft.
(19)
Nordstrom to open stores in locations previously operated by others at South Shore Plaza (2009) and Northshore Mall (2009).

(20)
Vacant anchor store owned by another company.

International Properties

            Our ownership interests in entities that operate properties outside the United States are primarily owned through joint venture arrangements. However, during 2008, we acquired shares of stock of Liberty International, PLC, or Liberty, as further described below.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2008:

Joint Venture Investment	Ownership Interest	Properties open and operating	Countries of Operation
Gallerie Commerciali Italia, S.p.A., or GCI	49.0%	45	Italy
Simon Ivanhoe S.à.r.l., or Simon Ivanhoe	50.0%	7	France, Poland

            In addition, we jointly hold with a third party an interest in one parcel of land for development near Paris, France outside of these two joint ventures. Simon Ivanhoe and GCI are fully integrated European retail real estate developers, owners and managers.

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

  Other International Investments

            We also hold real estate interests in seven joint venture properties in Japan, one property in Mexico, one property in Korea, and one property in China. The seven Japanese Premium Outlet Centers operate in various cities throughout Japan and are held in a joint venture with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation). These centers comprise over 2.0 million square feet of GLA and were 99.9% leased as of December 31, 2008. They contain 854 stores with approximately 380 different tenants. The Premium Outlet Center in Mexico was 92% leased as of December 31, 2008, and the Premium Outlet Center in Korea was 100% leased as of December 31, 2008. The center in Changshu, China was 98% occupied as of December 31, 2008.

            The following summarizes these nine Premium Outlet Centers in international joint ventures:

Joint Venture Investment Holdings	Ownership Interest
Gotemba Premium Outlets — Gotemba City (Tokyo), Japan	40.0%
Kobe-Sanda Premium Outlets — Hyougo-Ken (Osaka), Japan	40.0%
Rinku Premium Outlets — Izumisano (Osaka), Japan	40.0%
Sano Premium Outlets — Sano (Tokyo), Japan	40.0%
Sendai-Izumi Premium Outlets — Izumi Park Town (Sendai), Japan	40.0%
Toki Premium Outlets — Toki (Nagoya), Japan	40.0%
Tosu Premium Outlets — Fukuoka (Kyushu), Japan	40.0%
Premium Outlets Punta Norte — Mexico City, Mexico	50.0%
Yeoju Premium Outlets — Seoul, South Korea	50.0%

            In 2008, we completed construction on Sendai Izumi Premium Outlets, a 164,000 square foot center located in Sendai, Japan. We have a 40% interest in this property consistent with the ownership structure of our other Japanese investments. Also, through joint venture arrangements, we have a 32.5% interest in four shopping centers in China, one of which is open and three that are under construction, aggregating 2.0 million square feet of GLA.

            Liberty operates regional shopping centers and is the owner of other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £4.7 billion and property investments of

£8.6 billion, of which its U.K. regional shopping centers comprise 75%. Assets of the group under control or joint control amount to £11.0 billion. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 5% of their shares and is adjusted to their quoted market price, including a related foreign exchange component.

            The following property table summarizes certain data for our properties located in Europe, Japan, Mexico, Korea, and China at December 31, 2008.

Simon Property Group, L.P. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Fee	50.0%		2003	159,900	416,900	576,800	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Fee	50.0%		2004	—	348,900	348,900	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Fee	17.5%		1992	109,800	63,300	173,100	Auchan
4.	Villabé A6	Villabé (Paris)	Fee	7.5%		1992	124,900	159,400	284,300	Carrefour
5.	Wasquehal	Wasquehal (Lille)	Fee	50.0%		2006	131,300	123,400	254,700	Carrefour

	Subtotal France						525,900	1,111,900	1,637,800
	ITALY
6.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	41,200	41,600	82,800	Cityper
7.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	38,900	55,900	94,800	Cityper
8.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	48,000	114,300	162,300	Cityper
9.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	159,000	388,800	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
10.	Bari — Modugno	Modugno (Bari)	Fee	49.0%		2004	96,900	46,600	143,500	Auchan, euronics, Decathlon
11.	Brescia — Mazzano	Mazzano (Brescia)	Fee / Leasehold (2)	49.0	%(2)	1994	103,300	127,400	230,700	Auchan, Bricocenter, Upim
12.	Brindisi-Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	88,000	140,600	228,600	Auchan
13.	Cagliari — Santa Gilla	Cagliari	Fee / Leasehold (2)	49.0	%(2)	1992	75,900	114,800	190,700	Auchan, Bricocenter
14.	Catania — La Rena	Catania	Fee	49.0%		1998	124,100	22,100	146,200	Auchan
15.	Cinisello	Cinisello (Milano)	Fee	49.0%		2007	125,000	250,600	375,600	Auchan
16.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	80,700	201,500	282,200	Auchan, Bricocenter
17.	Giugliano	Giugliano (Napoli)	Fee	49.0	%(5)	2006	130,000	624,500	754,500	Auchan
18.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	165,100	212,000	377,100	Auchan, Bricocenter, Decathlon, Media World
19.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	110,400	80,200	190,600	Auchan, Bricocenter
20.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	74,300	17,100	91,400	Auchan
21.	Nola — Volcano Buono	Nola (Napoli)	Fee	22.1%		2007	142,900	733,100	876,000	Auchan, Coin, Holiday Inn, Media World
22.	Padova	Padova	Fee	49.0%		1989	73,300	32,500	105,800	Auchan
23.	Palermo	Palermo	Fee	49.0%		1990	73,100	9,800	82,900	Auchan
24.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	56,300	56,000	112,300	Auchan
25.	Pescara	Pescara	Fee	49.0%		1998	96,300	65,200	161,500	Auchan
26.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	80,200	189,600	269,800	Auchan, Bata
27.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	104,500	74,700	179,200	Auchan, Darty
28.	Porta Di Roma	Roma	Fee	19.6%		2007	624,800	630,600	1,255,400	Auchan, Leroy Merlin, UGC Theatres, Ikea, Media World, Decathlon
29.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	59,500	4,100	63,600	Auchan
30.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee / Leasehold (2)	49.0	%(2)	1990	79,500	154,200	233,700	Auchan, Bricocenter
31.	Taranto	Taranto	Fee	49.0%		1997	75,200	126,500	201,700	Auchan, Bricocenter
32.	Torino	Torino	Fee	49.0%		1989	105,100	66,700	171,800	Auchan
33.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	101,600	64,000	165,600	Auchan, Bricocenter
34.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	114,100	132,600	246,700	Auchan
35.	Vicenza	Vicenza	Fee	49.0%		1995	78,400	20,100	98,500	Auchan
36.	Ancona	Ancona	Leasehold (3)	49.0	%(3)	1993	82,900	82,300	165,200	Auchan

Simon Property Group, L.P. and Subsidiaries
International Property Table

							Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	ITALY (continued)
37.	Bergamo	Bergamo	Leasehold (3)	49.0	%(3)	1976	103,000	16,900	119,900	Auchan
38.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	%(3)	1972	89,900	27,600	117,500	Auchan
39.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	%(3)	1994	83,500	109,900	193,400	Auchan, Bricocenter, Bata
40.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	%(3)	1989	83,300	16,000	99,300	Auchan
41.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	%(3)	1976	73,500	88,500	162,000	Auchan, Bricocenter
42.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	%(3)	2005	163,800	120,100	283,900	Auchan
43.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	%(3)	1991	83,800	27,800	111,600	Auchan
44.	Monza	Monza	Leasehold (3)	49.0	%(3)		59,200	152,500	211,700
45.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	%(3)	1992	98,000	94,900	192,900	Auchan, Bricocenter
46.	Olbia	Olbia	Leasehold (3)	49.0	%(3)	1993	74,600	133,000	207,600	Auchan
47.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	%(3)	1998	62,700	84,900	147,600	Auchan
48.	Sassari — Centro Azuni	Sassari	Leasehold (3)	49.0	%(3)	1995	—	35,600	35,600
49.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	%(3)	1986	61,800	32,300	94,100	Auchan
50.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	%(3)	1975	89,300	75,300	164,600	Auchan, Bricocenter

	Subtotal Italy						4,534,900	5,895,300	10,430,200
	POLAND
51.	Arkadia Shopping Center	Warsaw	Fee	50.0%		2004	202,200	900,800	1,103,000	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
52.	Wilenska Station Shopping Center	Warsaw	Fee	50.0%		2002	92,700	215,900	308,600	Carrefour

	Subtotal Poland		Fee				294,900	1,116,700	1,411,600
	JAPAN
53.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%		2000	—	479,000	479,000	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
54.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%		2007	—	193,500	193,500	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory
55.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%		2000	—	320,600	320,600	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
56.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%		2003	—	389,900	389,900	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
57.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%		2008	—	164,200	164,200	Levi's, Miss Sixty, OshKosh B'Gosh, Pleats Please Issey Miyake, St. John, T-Fal, Tasaki, United Arrows, PLS+T, Ray Ban
58.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%		2005	—	230,300	230,300	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
59.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%		2004	—	239,900	239,900	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan						—	2,017,400	2,017,400

Simon Property Group, L.P. and Subsidiaries
International Property Table

						Gross Leasable Area (1)
	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Hypermarket/ Anchor (4)	Mall & Freestanding	Total	Retail Anchors and Major Tenants
	MEXICO
60.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	—	231,900	231,900	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					—	231,900	231,900
	SOUTH KOREA
61.	Yeoju Premium Outlets	Yeoju	Fee	50.0%	2007	—	249,900	249,900	Armani, Burberry, Dunhill, Ermenegildo Zegna, Salvatore Ferragamo

	Subtotal South Korea					—	249,900	249,900
	CHINA
62.	Changshu	Changshu	Fee	32.5%	2008	180,800	302,800	483,600	Wal-Mart, Forever 21, C&A, Sport 100, Xiang Ge Li, Dino's World, Huiyin

	Subtotal China					180,800	302,800	483,600
	TOTAL INTERNATIONAL ASSETS					5,536,500	10,925,900	16,462,400

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
    (5)
    On April 4, 2007, Gallerie Commerciali Italia (the Italian joint venture in which we own a 49% interest) acquired the remaining 60% interest in the shopping gallery at this center, which consists of 177,600 square feet of leasable area. We own a 19.6% interest in the retail parks at this center, which consist of 446,900 square feet of leasable area.

  Land Held for Development

            We have direct or indirect ownership interests in four parcels of land held in the United States for future development, containing an aggregate of approximately 365 acres located in two states.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Other Indebtedness
As of December 31, 2008
(Dollars in thousands)

Property Name	Interest Rate		Carrying Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$27,755		$2,216		10/10/12
Arsenal Mall HCHP Office	8.20%		1,090		286		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		94,530		6,154		07/01/13
Bloomingdale Court	7.78%		26,592	(4)	2,578		11/01/09
Brunswick Square	5.65%		83,452		5,957		08/11/14
Carolina Premium Outlets — Smithfield	9.10%		19,696	(6)	2,114		03/10/13	(25)
Century III Mall	6.20%		81,930	(9)	6,541		10/10/12
Chesapeake Square	5.84%		70,841		5,162		08/01/14
Copley Place	1.09%	(1)	200,000		2,173	(2)	08/01/10	(3)
Coral Square	8.00%		83,134		8,065		10/01/10
The Crossings Premium Outlets	5.85%		53,992		4,649		03/13/13
Crossroads Mall	6.20%		41,150		3,285		10/10/12
Crystal River	7.63%		14,916		1,385		11/11/10	(25)
Dare Centre	9.10%		1,640	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		3,071		233		01/01/15
Desoto Square	5.89%		64,153		3,779	(2)	07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,160	(6)	983		03/10/13	(25)
Factory Stores of America — Boaz	9.10%		2,678	(6)	287		03/10/13	(25)
Factory Stores of America — Georgetown	9.10%		6,349	(6)	681		03/10/13	(25)
Factory Stores of America — Graceville	9.10%		1,886	(6)	202		03/10/13	(25)
Factory Stores of America — Lebanon	9.10%		1,586	(6)	170		03/10/13	(25)
Factory Stores of America — Nebraska City	9.10%		1,488	(6)	160		03/10/13	(25)
Factory Stores of America — Story City	9.10%		1,841	(6)	198		03/10/13	(25)
Forest Mall	6.20%		16,478	(10)	1,316		10/10/12
Forest Plaza	7.78%		14,585	(4)	1,414		11/01/09
Forum Shops at Caesars, The	4.78%		524,657		34,564		12/01/10
Gateway Shopping Center	5.89%		87,000		5,124	(2)	10/01/11
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12
Henderson Square	6.94%		14,616		1,270		07/01/11
Highland Lakes Center	6.20%		15,189	(9)	1,213		10/10/12
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	6.99%		77,180	(20)	6,724		08/11/11
Kittery Premium Outlets	5.39%	(38)	43,556	(7)	881		07/10/13	(3)
Knoxville Center	6.99%		58,446	(20)	5,092		08/11/11
Lake View Plaza	7.78%		19,388	(4)	1,880		11/01/09
Lakeline Plaza	7.78%		21,256	(4)	2,061		11/01/09
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lighthouse Place Premium Outlets	5.39%	(38)	88,623	(7)	3,670		07/10/13	(3)
Lincoln Crossing	7.78%		2,935	(4)	285		11/01/09
Longview Mall	6.20%		30,839	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,596	(6)	708		03/10/13	(25)
Mall of Georgia	7.09%		185,238		16,649		07/01/10
Markland Mall	6.20%		21,818	(10)	1,742		10/10/12
Matteson Plaza	7.78%		8,537	(4)	828		11/01/09
Midland Park Mall	6.20%		31,852	(10)	2,543		10/10/12
Montgomery Mall	5.17%		89,460		6,307		05/11/14	(25)
Muncie Plaza	7.78%		7,381	(4)	716		11/01/09
Northfield Square	6.05%		29,067		2,485		02/11/14
Northlake Mall	6.99%		67,423	(20)	5,874		08/11/11
North Ridge Shopping Center	9.10%		8,056	(6)	865		03/10/13	(25)
Oxford Valley Mall	6.76%		74,805		7,801		01/10/11

Mortgage and Other Indebtedness
As of December 31, 2008
(Dollars in thousands)

Property Name	Interest Rate		Carrying Amount		Annual Debt Service		Maturity Date
Palm Beach Mall	6.20%		50,953		4,068		10/10/12
Penn Square Mall	7.03%		65,828		6,003		03/01/09	(25)
Philadelphia Premium Outlets	2.29%	(8)	190,000		4,344	(2)	07/30/14	(3)
Plaza Carolina — Fixed	5.10%		89,975		7,085		05/09/09
Plaza Carolina — Variable Capped	1.34%	(29)	91,829		4,707		05/09/09	(3)
Plaza Carolina — Variable Floating	1.34%	(1)	55,097		2,824		05/09/09	(3)
Port Charlotte Town Center	7.98%		50,998		4,680		12/11/10	(25)
Regency Plaza	7.78%		4,003	(4)	388		11/01/09
Richmond Towne Square	6.20%		44,739	(10)	3,572		10/10/12
SB Boardman Plaza Holdings	5.94%		23,213		1,682		07/01/14
SB Trolley Square Holding	9.03%		27,803		2,880		08/01/10
Secured Term Loan (six properties)	1.14%	(1)	735,000		8,351	(2)	03/05/12	(3)
St. Charles Towne Plaza	7.78%		25,613	(4)	2,483		11/01/09
Stanford Shopping Center	2.59%	(1)	240,000		6,207	(2)	07/01/13	(3)
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63%	(13)	33,734		3,768		01/01/26
Tacoma Mall	7.00%		122,687		10,778		10/01/11
Secured Term Loan (three properties)	2.39%	(43)	260,000	(40)	6,204	(2)	09/23/13	(3)
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne West Square	6.99%		50,520	(20)	4,402		08/11/11
University Park Mall	1.29%	(1)	100,000		1,286	(2)	07/09/10	(3)
Upper Valley Mall	5.89%		47,904		2,822	(2)	07/01/14
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Washington Square	5.94%		30,194		2,194		07/01/14
Waterloo Premium Outlets	5.39%	(38)	72,822	(7)	2,956		07/10/13	(3)
West Ridge Mall	5.89%		68,711		4,047	(2)	07/01/14
West Ridge Plaza	7.78%		5,158	(4)	500		11/01/09
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.78%		15,741	(4)	1,526		11/01/09
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.00%		78,612		7,185		01/01/09	(25)

Total Consolidated Secured Indebtedness			$6,254,045

Mortgage and Other Indebtedness
As of December 31, 2008
(Dollars in thousands)

Property Name	Interest Rate		Carrying Amount		Annual Debt Service		Maturity Date
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	0.81%	(15)	$600,000		$4,868	(2)	01/11/11	(3)
Revolving Credit Facility — Yen Currency	1.07%	(15)	243,990	(41)	2,602	(2)	01/11/11	(3)
Revolving Credit Facility — Euro Currency	2.96%	(15)	202,298	(42)	5,996	(2)	01/11/11	(3)
Unsecured Notes — 2B	7.00%		150,000		10,500	(14)	07/15/09
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 5B	7.13%		300,000		21,375	(14)	02/09/09
Unsecured Notes — 6B	7.75%		200,000		15,500	(14)	01/20/11
Unsecured Notes — 8A	6.35%		350,000		22,225	(14)	08/28/12
Unsecured Notes — 9A	4.88%		300,000		14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(14)	03/15/13
Unsecured Notes — 10A	3.75%		300,000		11,250	(14)	01/30/09
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%		400,000		18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%		500,000		26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14 A	5.75%		400,000		23,000	(14)	05/01/12
Unsecured Notes — 14 B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15 A	5.60%		600,000		33,600	(14)	09/01/11
Unsecured Notes — 15 B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16 A	5.00%		600,000		30,000	(14)	03/01/12
Unsecured Notes — 16 B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19A	5.30%		700,000		37,100	(14)	05/30/13
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18

			10,896,288
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 3	3.50%		100,000		3,500	(14)	03/15/09
Unsecured Notes — CPG 4	8.63%		50,000		4,313	(14)	08/17/09
Unsecured Notes — CPG 5	8.25%		150,000		12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		100,000		6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		150,000		9,000	(14)	01/15/13

			550,000

Total Consolidated Unsecured Indebtedness			$11,771,288

Total Consolidated Indebtedness at Face Amounts			$18,025,333
Net Premium on Indebtedness			38,737
Net Discount on Indebtedness			(21,538)

Total Consolidated Indebtedness			$18,042,532	(19)

Mortgage and Other Indebtedness
As of December 31, 2008
(Dollars in thousands)

Property Name	Interest Rate		Carrying Amount		Annual Debt Service		Maturity Date
Joint Venture Indebtedness:
Secured Indebtedness:
AMI Premium Outlets — Fixed	2.22%		$33,083	(26)	$734	(2)	09/25/23
AMI Premium Outlets — Variable	1.04%	(12)	33,083	(26)	344	(2)	09/25/23
Apple Blossom Mall	7.99%		37,123		3,607		09/10/09
Arizona Mills	7.90%		134,138		10,752		10/05/10
Arkadia Shopping Center	3.84%	(31)	144,208		5,543	(2)	05/31/12
Arkadia Shopping Center — 2	4.69%	(31)	168,741		7,920	(2)	05/31/12
Arundel Marketplace	5.92%		11,588		884		01/01/14
Arundel Mills	6.14%		385,000		23,639	(2)	08/01/14
Atrium at Chestnut Hill	6.89%		44,610		3,880		03/11/11	(25)
Auburn Mall	7.99%		43,462		4,222		09/10/09
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		72,796		5,325		04/01/13
Bay 1 (Torcy)	3.59%	(31)	19,832		713	(2)	05/31/11
Bay 2 (Torcy)	3.59%	(31)	73,987		2,659	(2)	06/30/11
Block at Orange	6.25%		220,000		13,753	(2)	10/01/14
Briarwood Mall — 1	4.45%		192,402		8,568	(2)	11/01/09
Briarwood Mall — 2	5.47%		530		29	(2)	09/01/09
Cape Cod Mall	6.80%		90,597		7,821		03/11/11
Changshu SZITIC	6.73%	(39)	45,477		3,062	(2)	12/01/17
Circle Centre Mall	5.02%		72,869		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	1.44%	(1)	2,669		38	(2)	04/16/10
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	1.59%	(1)	15,500		246	(2)	07/14/10
Colorado Mills	6.12%	(38)	170,000		10,404	(2)	11/12/09	(3)
Concord Mills Mall	6.13%		166,903		13,208		12/07/12
Concord Marketplace	5.76%		13,499		1,013		02/01/14
Crystal Mall	5.62%		96,461		7,319		09/11/12	(25)
Dadeland Mall	6.75%		183,700		15,566		02/11/12	(25)
Del Amo	1.94%	(1)	335,000		6,486	(2)	01/23/13	(3)
Denver West Village	8.15%		22,184		2,153		10/01/11
Discover Mills — 1	7.32%		23,700		1,735	(2)	12/11/11
Discover Mills — 2	6.08%		135,000		8,212	(2)	12/11/11
Domain Residential Phase II	2.44%	(1)	4,001		97	(2)	07/22/13	(3)
Domain Residential Building P	2.44%	(1)	1,193		29	(2)	11/07/11	(3)
Dover Mall & Commons	2.39%	(37)	83,756	(35)	1,999	(2)	02/01/12	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		132,124		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Esplanade, The	2.39%	(37)	75,136	(35)	1,793	(2)	02/01/12	(3)
Falls, The	4.34%		148,200		6,432	(2)	11/01/09
Fashion Centre Pentagon Retail	6.63%		152,042		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	1.19%	(30)	40,000		475	(2)	07/09/09	(3)
Fashion Valley Mall	2.44%	(1)	200,000		4,873	(2)	10/09/13
Firewheel Residential	2.29%	(1)	22,985		525	(2)	06/20/11	(3)
Florida Mall, The	7.55%		247,073		22,766		12/10/10
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	2.39%	(37)	125,566	(35)	2,996	(2)	02/01/12	(3)
Galleria Commerciali Italia — Facility A	3.94%	(18)	335,967		18,938		12/22/11	(3)
Galleria Commerciali Italia — Facility B	4.04%	(27)	332,513		18,838		12/22/11
Galleria Commerciali Italia — Cinisello	3.64%	(32)	181,710		6,621	(2)	03/31/15
Galleria Commerciali Italia — Giugliano A	3.69%	(34)	36,968		1,795		10/20/13
Galleria Commerciali Italia — Giugliano B	3.69%	(33)	38,062		1,848		10/20/13
Galleria Commerciali Italia — Giugliano C	4.09%	(11)	16,071		845		10/20/13
Galleria Commerciali Italia — Catania	3.63%	(5)	37,961		1,379	(2)	12/17/10
Gaitway Plaza	4.60%		13,900	(17)	640	(2)	07/01/15
Granite Run Mall	5.83%		118,250		8,622		06/01/16

Mortgage and Other Indebtedness
As of December 31, 2008
(Dollars in thousands)

Property Name	Interest Rate		Carrying Amount		Annual Debt Service		Maturity Date
Grapevine Mills	6.26%	(38)	300,000		18,786	(2)	09/22/14	(3)
Great Mall of the Bay Area	6.01%		270,000		16,227	(2)	08/28/15	(3)
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	1.54%		81,874	(26)	11,532		10/25/14
Gotemba Premium Outlets — Variable	1.19%	(12)	9,352	(26)	1,280		05/31/12
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hamilton Town Center	2.04%	(1)	93,314		1,900	(2)	05/29/12	(3)
Hangzhou	8.61%	(24)	36,675		3,159	(2)	10/01/18
Highland Mall	6.83%		64,821		5,634		07/10/11
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Hyatt Coconut	2.06%	(1)	8,530		176	(2)	09/09/11	(3)
Indian River Commons	5.21%		9,645		503	(2)	11/01/14
Indian River Mall	5.21%		65,355		3,408	(2)	11/01/14
Katy Mills	6.69%		145,971		11,448		01/09/13
King of Prussia Mall — 1	7.49%		140,179		20,118		01/01/17
King of Prussia Mall — 2	8.53%		9,818		1,388		01/01/17
Kobe Premium Outlets	1.42%		20,721	(26)	2,280		01/31/12
Lakeforest Mall	4.90%		141,050		6,904	(2)	07/08/10
Lehigh Valley Mall	1.00%	(36)	150,000		1,494	(2)	08/09/10	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Chestnut Hill	8.45%		13,742		1,396		02/01/10
Mall at Rockingham	5.61%		260,000		17,931		03/10/17
Mall at Tuttle Crossing	5.05%		116,434		7,774		11/05/13
Mall of New Hampshire	6.23%		136,439		10,079		10/05/15
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	5.13%	(38)	182,000		9,333	(2)	11/09/09	(3)
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		94,554		6,533		10/01/13
Mills Senior Loan Facility	1.69%	(1)	711,000		11,989	(2)	06/07/12	(3)
Net Leases I	7.96%		26,501		2,109	(2)	10/10/10
Net Leases II	9.35%		20,873		1,952	(2)	01/10/23
Northpark Mall — Mills	2.39%	(37)	105,543	(35)	2,519	(2)	02/01/12	(3)
Northshore Mall	5.03%		204,832		13,566		03/11/14	(25)
Ontario Mills	5.13%	(38)	75,000		3,844	(2)	12/05/13	(3)
Opry Mills	6.16%		280,000		17,248	(2)	10/10/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Plaza at Buckland Hills, The	4.60%		24,800	(17)	1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		19,814		2,407		04/01/16
Ridgewood Court	4.60%		14,650	(17)	674	(2)	07/01/15
Rinku Premium Outlets	1.84%		38,752	(26)	7,539		11/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	1.08%	(12)	61,144	(26)	18,842		05/31/18
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
Shops at Riverside, The	1.24%	(1)	150,000		1,854	(2)	11/14/11	(3)
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
St. John's Town Center Phase II	5.50%	(38)	77,500		4,266	(2)	05/10/15	(3)
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12
Seminole Towne Center	1.09%	(22)	70,000		760	(2)	07/09/09	(3)
Sendai Premium Outlets	1.04%	(12)	41,906	(26)	436	(2)	10/31/18
Shops at Sunset Place, The	1.19%	(21)	83,897		3,963		05/09/09	(3)
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		109,329		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	03/11/09
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
Southdale Center	5.18%		186,550		9,671	(2)	04/01/10
SouthPark Residential	1.84%	(1)	41,568		763	(2)	12/31/10	(3)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/12

Mortgage and Other Indebtedness
As of December 31, 2008
(Dollars in thousands)

Property Name	Interest Rate		Carrying Amount		Annual Debt Service		Maturity Date
Springfield Mall	1.54%	(1)	72,300		1,111	(2)	12/01/10	(3)
Square One	6.73%		87,416		7,380		03/11/12
Stoneridge Shopping Center	4.63%	(38)	293,800		13,609	(2)	11/01/09
Suzhou	8.38%	(28)	73,350		6,149	(2)	01/01/21
Toki Premium Outlets — Fixed	1.80%		10,587	(26)	2,628		10/31/11
Toki Premium Outlets — Variable	1.44%	(12)	10,697	(26)	2,139		10/30/09
Tosu Premium Outlets — Fixed	1.50%		9,802	(26)	2,216		08/24/13
Tosu Premium Outlets — Variable	1.85%	(12)	11,910	(26)	1,543		01/31/12
Valley Mall	5.83%		45,994		3,357		06/01/16
Villabe A6 — Bel'Est	3.89%	(31)	12,363		481	(2)	08/31/11
Village Park Plaza	4.60%		29,850	(17)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(17)	865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	7.00%		12,325		1,147		11/01/18
Wilenska Station Shopping Center	4.29%	(31)	42,199		1,812	(2)	08/31/11
Zhengzhou	8.61%	(16)	42,543		3,664	(2)	09/01/18

Total Joint Venture Secured Indebtedness at Face Amounts			$16,563,489
Unsecured Indebtedness:
TMLP Trust Preferred Unsecured Securities	7.38%		100,000		7,375	(2)	03/30/36	(3)

Total Joint Venture Unsecured Indebtedness			100,000
Net Premium on Indebtedness			26,804
Net Discount on Indebtedness			(3,592)

Total Joint Venture Indebtedness			$16,686,701	(23)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 56 bps to 296 bps. LIBOR as of December 31, 2008 was 0.44%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these eleven properties are cross-collateralized and cross-defaulted.

(5)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.75%. Debt consists of a Euros 71.1 million tranche with Euros 26.9 million is drawn.

(6)
Loans secured by these eleven properties are cross-collateralized and cross-defaulted.

(7)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(8)
As of December 31, 2008, the loan is set at LIBOR + 1.850%, with LIBOR capped at 8.250%. Effective 1/2/09, we have executed a swap agreement that fixes the interest rate on this loan at 4.19%.

(9)
Loans secured by these three properties are cross-collateralized.

(10)
Loans secured by these four properties are cross-collateralized.

(11)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.20%. Debt consists of a Euros 12 million tranche which Euros 11.4 million is drawn.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 35 bps to 187.5 bps. Yen LIBOR as of December 31, 2008 was 0.6913%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2008.

(14)
Requires semi-annual payments of interest only.

(15)
$3,500,000 Credit Facility. As of December 31, 2008, the Credit Facility bears interest at LIBOR + 0.375% and provides for different pricing based upon our investment grade rating. As of December 31, 2008, $2.4 billion was available after outstanding borrowings and letter of credits.

(16)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 110% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 290 million tranche which CNY 290 million is drawn.

(17)
Loans secured by these five properties are cross-collateralized and cross-defaulted.

(18)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.05%. Debt consists of a Euros 258.5 million tranche of which Euros 238.3 million is drawn.

(19)
Our share of consolidated indebtedness was $17,766,316.

(20)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(21)
LIBOR + 0.750%, with LIBOR capped at 7.500%.

(22)
LIBOR + 0.650%, with LIBOR capped at 8.500%.

(23)
Our share of joint venture indebtedness was $6,632,419.

(24)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 110% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 250 million tranche which CNY 250 million is drawn.

(25)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 32,908.8 million

(27)
Debt is denominated in Euros and bears interest at 3 month Euribor + 1.15%. Debt consists of a Euros 255 million tranche which Euros 235.9 million is drawn.

(28)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 115% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 500 million tranche which CNY 500 million is drawn.

(29)
LIBOR + 0.900%, with LIBOR capped at 8.250%.

(30)
LIBOR + 0.750%, with LIBOR capped at 8.250%.

(31)
Associated with these loans are interest rate swap agreements with a total combined Euro 319.0 million notional amount that effectively fixed these loans at a combined 4.77%.

(32)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.75%. Debt consists of a Euros 130 million tranche which Euros 128.9 million is drawn.

(33)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.80%. Debt consists of a Euros 28 million tranche which Euros 27.0 million is drawn.

(34)
Debt is denominated in Euros and bears interest at 3 month Euribor + 0.80%. Debt consists of a Euros 27 million tranche which Euros 26.2 million is drawn.

(35)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(36)
LIBOR + 0.560%, with LIBOR capped at 7.00%.

(37)
LIBOR + 1.950%, with LIBOR capped at 6.00%.

(38)
Variable rate loans based on LIBOR + 1.975%. An interest rate swap agreement effectively fixes the interest rate of the loans at 5.39%.

(39)
Debt is denominated in Chinese Yuan Renuinbi and bears interest at 110% of the People's Republic of China (PBOC) rate. Debt consists of a CNY 310 million tranche which CNY 310 million is drawn.

(40)
Loan is secured by The Domain Shopping Center, Palms Crossing, and Shops at Arbor Walk and is cross-collateralized and cross-defaulted.

(41)
Amounts shown in US Dollar Equivalent. Balances include borrowings on multi-currency tranche of Yen 22,125.0 million.

(42)
Amounts shown in US Dollar Equivalent. Balances include borrowings on multi-currency tranche of Euro 143.5 million.

(43)
As of December 31, 2008, this loan is set at LIBOR plus 1.95%. Effective 1/2/09 we have executed a swap agreement that fixes the interest rate on $200 million of this loan at 4.35%.

The changes in mortgages and other indebtedness for the years ended December 31, 2008, 2007, 2006 are as follows:

	2008	2007	2006
Balance, Beginning of Year	$17,218,674	$15,394,489	$14,106,117
Additions during period:
New Loan Originations	1,833,677	3,362,732	2,810,239
Loans assumed in acquisitions and consolidations	—	399,545	192,272
Net Premium	(7,192)	(1,669)	(5,031)
Deductions during period:
Loan Retirements	(930,818)	(1,862,145)	(1,619,148)
Amortization of Net Premiums	(14,611)	(13,661)	(25,784)
Scheduled Principal Amortization	(57,198)	(60,617)	(64,176)

Balance, Close of Year	$18,042,532	$17,218,674	$15,394,489

Item 3.    Legal Proceedings

             As previously disclosed, for several years we have been defending actions brought by the Attorneys General of Massachusetts, New Hampshire and Connecticut in their respective state courts and similar litigation brought by other parties alleging that the sale of co-branded, bank-issued gift cards by our affiliate, SPGGC, Inc., at certain of our properties, violated state gift certificate and consumer protection laws. We previously reported the dismissal of the New Hampshire litigation. During the fourth quarter of 2008, the complaint in the Massachusetts litigation was dismissed and we settled the Connecticut litigation. The only remaining legal proceedings involving gift card sales are two purported class actions brought by private parties in New York. With the resolution of the remaining Attorneys General's actions in 2008, we no longer believe that the ultimate outcome of these related actions would have a material adverse effect on our financial position, results of operations or cash flows and, accordingly, we do not expect to report further developments in these actions.

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

Item 4.    Submission of Matters to a Vote of Security Holders

             None.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on our common units:

Declared Distributions
2007
1st Quarter	$0.84
2nd Quarter	0.84
3rd Quarter	0.84
4th Quarter	0.84
2008
1st Quarter	$0.90
2nd Quarter	0.90
3rd Quarter	0.90
4th Quarter	0.90

  Holders

            The number of holders of record of units was 255 as of February 24, 2009.

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

            On January 30, 2009, Simon Property's Board of Directors approved a quarterly common stock dividend of $0.90 per share, to be paid in a combination of cash and shares of its common stock. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. While our unitholders will have the right to elect to receive their distribution in either cash or units, we have announced that the aggregate cash component of the distribution will not exceed 10% of the total distribution, or $0.09 per unit. If the number of unitholders electing to receive cash would result in the payment of cash in excess of this 10% limitation, we will allocate the cash payment on a pro rata basis among those unitholders making the cash election. Simon Property has reserved the right to elect to pay the first quarter dividend, and as a result our distribution, all in cash. Simon Property's Board of Directors reviews and approves Simon Property's dividends and, as a result, our distributions, on a quarterly basis, and no determination has been made about whether the remaining 2009 dividends will be paid in a similar combination of cash and common stock. Paying all or a portion of its remaining 2009 dividends in a combination of cash and common stock allows Simon Property to satisfy its REIT taxable income distribution requirement under existing IRS revenue procedures, while enhancing financial flexibility and balance sheet strength.

  Unregistered Sales of Equity Securities

            During the fourth quarter of 2008, Simon Property issued 339,621 shares of its common stock to limited partners in exchange for an equal number of units. The issuance of the shares of common stock was made pursuant to the terms of our Partnership Agreement and was exempt from registration under the Securities Act of 1933 as amended, in reliance upon Section 4(2).

  Issuer Purchases of Equity Securities

            The Simon Property Board of Directors has authorized the repurchase of up to $1.0 billion of its common stock through July 2009. Simon Property may repurchase shares in the open market or in privately negotiated transactions. As of December 31, 2008, the program had remaining availability of approximately $950.7 million. There were no purchases under this program during the fourth quarter of 2008. If Simon Property acquires shares of its common stock, then we would repurchase an equal number of our units from Simon Property.

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

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004 (1)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$3,783,155	$3,650,799	$3,332,154	$3,166,853	$2,567,774
Income from continuing operations	588,469	661,702	719,083	457,328	454,358
Net income available to common unitholders	$529,726	$549,678	$614,911	$510,581	$380,711
BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.88	$2.09	$2.20	$1.27	$1.47
Discontinued operations	—	(0.13)	—	0.55	(0.04)

Net income	$1.88	$1.96	$2.20	$1.82	$1.43

Weighted average units outstanding	282,508	281,035	279,567	279,825	265,405
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.87	$2.08	$2.19	$1.27	$1.47
Discontinued operations	—	(0.13)	—	0.55	(0.04)

Net income	$1.87	$1.95	$2.19	$1.82	$1.43

Diluted weighted average units outstanding	283,059	281,813	280,471	280,696	266,272
Distributions per unit (2)	$3.60	$3.36	$3.04	$2.80	$2.60
BALANCE SHEET DATA:
Cash and cash equivalents	$773,544	$501,982	$929,360	$337,048	$519,556
Total assets	23,596,672	23,605,662	22,084,455	21,131,039	21,921,902
Mortgages and other indebtedness	18,042,532	17,218,674	15,394,489	14,106,117	14,586,393
Partners' equity	$3,822,122	$4,517,432	$5,089,868	$5,489,518	$5,779,870
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,606,233	$1,468,400	$1,278,948	$1,170,371	$1,079,092
Investing activities	(1,020,872)	(2,049,576)	(607,432)	(51,906)	(2,742,542)
Financing activities	$(313,799)	$153,798	$(79,204)	$(1,300,973)	$1,653,970
Ratio of Earnings to Fixed Charges (3)	1.46x	1.53x	1.73x	1.56x	1.63x

Notes

(1)
On October 14, 2004 we acquired the former Chelsea Property Group, Inc. In the accompanying financial statements, Note 2 describes the basis of presentation and Note 4 describes acquisitions and disposals.

(2)
Represents distributions declared per period.

(3)
The ratios for 2004 have been restated for the reclassification of discontinued operations described in Note 3.

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

            We own, develop, and manage retail real estate properties in five retail real estate platforms: regional malls, Premium Outlet Centers®, The Mills®, community/lifestyle centers, and international properties. As of December 31, 2008, we owned or held an interest in 324 income producing properties in the United States, which consisted of 164 regional malls, 70 community/lifestyle centers, 16 additional regional malls and four additional community centers acquired as a result of the 2007 acquisition of The Mills Corporation, or the Mills acquisition, 40 Premium Outlet Centers, 16 The Mills, and 14 other shopping centers or outlet centers in 41 states plus Puerto Rico. The Mills acquisition is described below in the "Results of Operations" section. We also own interests in four parcels of land held in the United States for future development. In the United States, we have one new property currently under development aggregating approximately 400,000 square feet which will open during 2009. Internationally, we have ownership interests in 52 European shopping centers (located in France, Italy, and Poland); seven Premium Outlet Centers located in Japan, one Premium Outlet Center located in Mexico, one Premium Outlet Center located in Korea, and one shopping center located in China. Also, through joint venture arrangements we have ownership interests in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet Center in Japan, and a 32.5% interests in three additional shopping centers under construction in China.

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

            We seek growth in earnings, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

  •
  Focusing on leasing to increase revenues and utilization of economies of scale to reduce operating expenses,

  •
  Expanding and re-tenanting existing franchise locations at competitive market rates,

  •
  Adding mixed-use elements to properties,

  •
  Selectively acquiring high quality real estate assets or portfolios of assets, and

  •
  Selling non-core assets.

            We also grow by generating supplemental revenues from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  Offering property operating services to our tenants and others, including waste handling and facility services, and the sale of energy,

  •
  Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and

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

  Results Overview

            Diluted earnings per unit of limited partnership interest, or units, decreased $0.08 during 2008, or 4.1%, to $1.87 from $1.95 for 2007. The decrease is primarily due to the $20.3 million loss relating to the redemption of remarketable debt securities, and $21.2 million in impairment charges in 2008, as compared to net gains aggregating $9.0 million related to sales and disposition activity and impairment charges for the comparable period in 2007. Consolidated total revenues increased $132.4 million, or 3.6%, driven by the full year effect of our 2007 openings and expansion activities and the releasing of space at higher rental rates per square foot, or psf. Releasing spreads in the regional mall and Premium Outlet portfolios were strong at $8.02 psf (or 21.3%) and $12.48 psf (or 48.8%), respectively, due to continued demand for higher quality space in our portfolio. Total operating expenses increased $106.5 million, or 5.0%, due to additional depreciation provisions related to the full year of operations for 2007 openings and 2008 new openings, an increase in the provision for bad debts due to the estimated uncollectability of certain tenant receivables, and higher personnel and utility costs attributable to normal inflationary increases. Interest costs remained relatively flat despite an increase in total debt due to lowered variable borrowing costs as a result of a reduced one-month LIBOR rate, the benchmark rate for most of our floating rate debt.

            In the United States, business fundamentals were relatively stable, except for tenant sales psf which were mixed across the portfolio, and were dependent upon asset type, geographic location, and mix of specialty and luxury tenants. Average base rents for the regional mall and domestic Premium Outlet portfolios were relatively stable for 2008. The regional malls average base rent ended the year at $39.49 psf, or an increase of 6.5% over 2007. The domestic Premium Outlets average base rent ended the year at $27.65 psf, or an increase of 7.7%. The stability of the occupancy, rent psf, and releasing rental spread fundamentals contributed to our ability to generate growth in our operating results despite the adverse effects the general economic pressures are creating for our tenants and the consumer.

            Internationally, in 2008, we and our joint venture partners opened three additional centers (one each in Italy, China, and Japan) and expanded two existing Premium Outlet Centers which added an aggregate 1 million square feet of retail space to the international portfolio. Also during 2008, we acquired shares of stock of Liberty International, PLC, or Liberty. Liberty operates regional shopping centers and is the owner of other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £4.7 billion and property investments of £8.6 billion, of which its U.K. regional shopping centers comprise 75%. Assets of the group under control or joint control amount to £11.0 billion. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 5% of their shares and is adjusted to their quoted market price, including a related foreign exchange component.

            Our effective overall borrowing rate for the year ended December 31, 2008, decreased 55 basis points to 5.12% as compared to the year ended December 31, 2007. This was a result of a significant decrease in the base LIBOR rate applicable to a majority of our floating rate debt (0.44% at December 31, 2008, versus 4.60% at December 31, 2007)

and also the issuance of new unsecured and secured debt at favorable rates. Our financing activities for the year ended December 31, 2008, included:

  •
  decreasing borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, to approximately $1.0 billion during the year ended December 31, 2008. The amount outstanding includes $446.3 million (U.S. dollar equivalent) in Euro and Yen-denominated borrowings.

  •
  borrowing $735.0 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. This loan is secured by the cash flow distributed from six properties and has additional availability of $115.0 million through the maturity date.

  •
  issuing two tranches of senior unsecured notes in May totaling $1.5 billion at a weighed average fixed interest rate of 5.74%. We used the proceeds of the offering to reduce borrowings on the Credit Facility and for general working capital purposes.

  •
  redeeming the $200.0 million in remarkable debt securities that bore interest at 7.00%, and, as discussed above, resulted in our recognizing a $20.3 million loss in the second quarter related to this extinguishment of debt.

  •
  redeeming a $150.0 million unsecured note that bore interest at a fixed rate of 5.38%.

  •
  borrowing $190.0 million on a loan secured by Philadelphia Premium Outlets, which matures on July 30, 2014 and bears interest at a variable rate of LIBOR plus 185 basis points. On January 2, 2009, we executed a swap agreement that fixes the interest rate of this loan at 4.19%. We used the proceeds of the borrowing for general working capital purposes.

  •
  borrowing $260.0 million on a term loan that matures September 23, 2013 and bears interest at a variable rate of LIBOR plus 195 basis points. On January 2, 2009, we executed a swap agreement that fixes the interest rate of this loan at 4.35%. This is a cross-collateralized loan that is secured by The Domain, Shops at Arbor Walk, and Palms Crossing. We used the proceeds of the borrowing for general working capital purposes.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot for our four domestic platforms. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. We are separately reporting in this section the 16 regional malls we acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition. We do not include any properties located outside of the United States in this section. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,
  •
  properties we account for under the equity method of accounting as joint ventures, and
  •
  the foregoing two categories of properties on a total portfolio basis.

	2008	%/Basis Points Change(1)		2007	%/Basis Points Change(1)	2006	%/Basis Point Change(1)
Regional Malls:
Occupancy
Consolidated	92.6%	-130 bps		93.9%	+90 bps	93.0%	-30 bps
Unconsolidated	91.9%	-80 bps		92.7%	-80 bps	93.5%	+80 bps
Total Portfolio	92.4%	-110 bps		93.5%	+30 bps	93.2%	+10 bps
Average Base Rent per Square Foot
Consolidated	$38.21	5.4%		$36.24	4.2%	$34.79	2.2%
Unconsolidated	$42.03	8.5%		$38.73	6.2%	$36.47	3.3%
Total Portfolio	$39.49	6.5%		$37.09	4.8%	$35.38	2.6%
Comparable Sales per Square Foot
Consolidated	$445	(5.6%	)	$472	2.2%	$462	6.2%
Unconsolidated	$523	(1.5%	)	$530	4.9%	$505	5.6%
Total Portfolio	$470	(4.3%	)	$491	3.2%	$476	5.8%
Premium Outlet Centers:
Occupancy	98.9%	-80 bps		99.7%	+30 bps	99.4%	-20 bps
Average Base Rent per Square Foot	$27.65	7.7%		$25.67	5.9%	$24.23	4.6%
Comparable Sales per Square Foot	$513	1.8%		$504	7.0%	$471	6.1%
The Mills®:
Occupancy	94.5%	+40 bps		94.1%	—	—	—
Average Base Rent per Square Foot	$19.51	2.4%		$19.06	—	—	—
Comparable Sales per Square Foot	$372	0.1%		$372	—	—	—
Mills Regional Malls:
Occupancy	87.4%	-210 bps		89.5%	—	—	—
Average Base Rent per Square Foot	$36.99	3.8%		$35.63	—	—	—
Comparable Sales per Square Foot	$418	(5.8%	)	$444	—	—	—
Community/Lifestyle Centers:
Occupancy
Consolidated	89.3%	-360 bps		92.9%	+140 bps	91.5%	+200 bps
Unconsolidated	93.3%	-330 bps		96.6%	+10 bps	96.5%	+40 bps
Total Portfolio	90.7%	-340 bps		94.1%	+90 bps	93.2%	+160 bps
Average Base Rent per Square Foot
Consolidated	$13.70	7.6%		$12.73	7.0%	$11.90	1.7%
Unconsolidated	$12.41	4.7%		$11.85	1.5%	$11.68	8.0%
Total Portfolio	$13.25	6.6%		$12.43	5.2%	$11.82	3.6%

(1)
Percentages may not recalculate due to rounding.

            Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall and freestanding Gross Leasable Area, or GLA, owned by us in the regional malls, and all tenants at The Mills, Premium Outlet Centers, and community/lifestyle centers. Our portfolio has maintained relatively stable occupancy and increased the aggregate average base rents despite the current economic climate.

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

International Property Data

            The following are selected key operating statistics for certain of our international properties.

	2008	% Change	2007	% Change	2006
European Shopping Centers
Occupancy	98.4%		98.7%		97.1%
Comparable sales per square foot	€411	-2.5%	€421	7.7%	€391
Average rent per square foot	€30.11	1.8%	€29.58	12.5%	€26.29
International Premium Outlet Centers(1)
Occupancy	99.9%		100%		100%
Comparable sales per square foot	¥92,000	-1.3%	¥93,169	4.4%	¥89,238
Average rent per square foot	¥4,685	1.3%	¥4,626	-0.4%	¥4,646

(1)
Does not include one center in Mexico (Premium Outlets Punta Norte), one center in Korea (Yeoju Premium Outlets), and one shopping center in China.

Critical Accounting Policies

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.

  •
  We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed its sales threshold.
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

Results of Operations

            In addition to the activity discussed above in "Results Overview," the following acquisitions, property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On December 31, 2008, we acquired an additional 5% interest in Gateway Shopping Center.
  •
  On November 13, 2008, we opened Jersey Shore Premium Outlets, a 435,000 square foot outlet center with 120 designer and name-brand outlet stores located in Tinton Falls, New Jersey.
  •
  On November 6, 2008, we opened the second phase of Orlando Premium Outlets, a 114,000 square foot expansion that is 100% leased and adds 40 new merchants, located in Orlando, Florida.
  •
  On September 12, 2008, we acquired an additional 3.2% interest in White Oaks Mall.
  •
  On May 1, 2008, we opened Pier Park, a 900,000 square foot, open-air retail center located in Panama City, Florida.
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
  •
  On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia from our partner for $252.6 million which includes the assumption of our $96.0 million share of debt, and as a result consolidated the property.
  •
  On August 4, 2006, we opened Round Rock Premium Outlets, a 432,000 square foot Premium Outlet Center located 20 minutes North of Austin, Texas in Round Rock, Texas.

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On December 30, 2008, Cincinnati Mills, one of the properties we acquired in the Mills acquisition, was sold. We held a 50% interest the shopping center.
  •
  On October 16, 2008, Chelsea Japan Company, Ltd., or Chelsea Japan, the joint venture which operates the Japanese Premium Outlet Centers in which we have a 40% ownership interest, opened Sendai-Izumi Premium Outlets. The 172,000 square foot first phase of the project opened fully leased to 80 tenants, and is located in Izumi Park Town serving the Sendai market of northern Honshu Island.
  •
  On August 25, 2008, Gallerie Commerciali Italia, or GCI, one of our two European joint ventures, opened Monza, a 211,600 square foot shopping center in Monza, Italy.
  •
  On June 5, 2008, Great Mall Investments, Ltd., or GMI, the joint venture which operates the hypermarket centers located in China in which we have a 32.5% ownership interest, opened Changshu IN CITY Plaza, a 487,000 square foot retail center located in Changshu, China. The center is anchored by Wal-Mart and has approximately 140 other retail shops.
  •
  On May 2, 2008, we and our partner opened Hamilton Town Center, a 950,000 square foot open-air retail center in Noblesville, Indiana. We hold a 50% interest in this center.
  •
  On December 6, 2007, GCI opened Nola, a 876,000 square foot shopping center in Naples, Italy.
  •
  On October 17, 2007, we acquired an 18.75% interest in Denver West Village in Lakewood, Colorado through our 50% ownership in SPG-FCM.
  •
  On September 27, 2007, GCI opened Cinisello, located in Milan, Italy.
  •
  On July 5, 2007, Simon Ivanhoe S.à.r.l, or Simon Ivanhoe, our other European joint venture, sold its interest in five assets located in Poland, for which we recorded our share of the gain of $90.6 million.
  •
  On July 5, 2007, Chelsea Japan opened the 195,000 square foot first phase of Kobe-Sanda Premium Outlets, located just north of downtown Kobe, Japan.
  •
  On June 1, 2007, Chelsea Japan opened Yeoju Premium Outlets, a 250,000 square foot center in Korea.
  •
  On February 16, 2007, SPG-FCM Ventures, LLC, or SPG-FCM, an entity in which a subsidiary of the Operating Partnership holds a 50% interest, entered into a definitive agreement to acquire Mills. The Mills acquisition added 36 properties and over 42 million square feet of gross leasable area to our portfolio. The properties are generally located in major metropolitan areas and consist of a combination of traditional anchor tenants, local and national retailers, and a number of larger "big box" tenants. We made an equity investment of $650.0 million and provided loans to SPG-FCM and Mills in various amounts throughout 2007 to acquire Mills' remaining common and preferred equity, and to pay various costs of the transaction. We serve as manager of the properties acquired in this transaction, which is more fully discussed in the "Liquidity and Capital Resources" section.
  •
  On November 10, 2006 we and our partner opened Coconut Point, in Bonita Springs, Florida, a 1.2 million square foot, open-air shopping center complex with village, lakefront and community center areas.

  •
  On October 26, 2006, Simon Ivanhoe opened the 200,000 square foot expansion of a shopping center in Wasquehal, France.
  •
  On October 14, 2006 Chelsea Japan opened a 53,000 square foot expansion of Toki Premium Outlets.
  •
  On September 28, 2006, Simon Ivanhoe opened Gliwice Shopping Center, a 380,000 square foot shopping center in Gliwice, Poland.
  •
  On May 31, 2006, GCI opened Giugliano, an 800,000 square foot center anchored by a hypermarket, in Italy.

            For the purposes of the following comparisons between the years ended December 31, 2008 and 2007 and the years ended December 31, 2007 and 2006, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both the current and prior year.

            In 2008 we had no consolidated property dispositions. During 2007, we disposed of five consolidated properties that had an aggregate book value of $91.6 million for aggregate sales proceeds of $56.4 million, resulting in a net loss on sale of $35.3 million. The loss on sale of these assets has been reported as discontinued operations in the consolidated statements of operations. The operating results of the properties that we sold or disposed during 2007 were not significant to our consolidated results of operations. The following is a list of consolidated property dispositions and the date of disposition for which we have reported the operations or results of sale with discontinued operations:

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

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

            Minimum rents increased $137.2 million in 2008, of which the property transactions accounted for $64.6 million of the increase. Comparable rents increased $72.6 million, or 3.6%. This was primarily due to an increase in minimum rents of $82.1 million and an $8.5 million increase in straight-line rents, offset by a $16.4 million decrease in comparable property activity, primarily attributable to lower amounts of fair market value of in-place lease amortization.

            Overage rents decreased $9.8 million or 8.9%, as a result of a reduction in tenant sales for the period as compared to the prior year.

            Tenant reimbursements increased $42.8 million, due to a $26.9 million increase attributable to the property transactions and a $15.9 million, or 1.6%, increase in the comparable properties due to our ongoing initiative to convert leases to a fixed reimbursement methodology for common area maintenance costs.

            Management fees and other revenues increased $18.7 million principally as a result of the full year of additional management fees derived from managing the properties acquired in the Mills acquisition, and additional leasing and development fees as a result of incremental joint venture property activity.

            Total other income decreased $56.6 million, and was principally the result of the following:

  •
  a $26.7 million decrease in interest income primarily due to the repayment of loans made to SPG-FCM and Mills, and lower interest rates attributable to this loan facility, combined with decreased interest earnings on investments due to lower excess cash balances and interest rates earned in 2008 as compared to 2007,
  •
  an $18.7 million decrease in lease settlement income as a result of significant lease settlements received from two department stores in 2007, and
  •
  a $14.3 million decrease in loan financing fees related to Mills-related loan activity during 2007 which did not recur in 2008.

These decreases were offset by a $3.1 million increase in net other activity.

            Depreciation and amortization expense increased $63.8 million in 2008 primarily due to our acquisition, expansion and renovation activity and the accelerated depreciation of tenant improvements for tenant leases terminated during the period and for properties scheduled for redevelopment.

            Real estate taxes increased $21.3 million from the prior period, $9.0 million of which is related to the property transactions, and $12.3 million from our comparable properties due to the effect of increases resulting from reassessments, higher tax rates, and the effect of expansion and renovation activities.

            Repairs and maintenance decreased $12.3 million due to our cost savings efforts.

            Provision for credit losses increased $14.5 million primarily due to an increase in tenant bankruptcies and tenant delinquencies. This was reflected in total square footage lost to tenant bankruptcies of 1,104,000 during 2008 as compared to only 69,000 square feet in 2007. We anticipate a challenging environment for our tenants continuing into 2009.

            Home and regional office expense increased $8.3 million primarily due to increased personnel costs, primarily the result of the Mills acquisition, and the increased expense from certain incentive compensation plans.

            Other expenses increased $5.8 million due to increased consulting and professional fees, including legal fees and related costs.

            Interest expense increased $1.3 million despite an $823.9 million increase in consolidated borrowings to fund our development and redevelopment activities, and the full year impact of our borrowings to fund the Mills-related loans, due to a 55 basis point decline in our weighted average borrowing rates. This decrease in weighted average borrowing rates was driven primarily by a decline in the applicable LIBOR rate for a majority of our consolidated floating rate debt instruments, including the Credit Facility.

            We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of $200 million in remarketable debt securities. We extinguished the debt because the remarketing reset base rate was above the rate for 30-year U.S. Treasury securities at the date of redemption.

            Income tax expense of taxable REIT subsidiaries increased $14.9 million due primarily to a $19.5 million tax benefit recognized in 2007 related to the impairment charge resulting from of the write-off of our investment in a land joint venture in Phoenix, Arizona.

            Income from unconsolidated entities decreased $5.9 million, due primarily to the impact of the Mills acquisition (net of eliminations). On a net basis, our share of loss from SPG-FCM increased $4.7 million from the prior period due to a full year of SPG-FCM activity in 2008 as compared to only nine months of activity in 2007. The loss was driven by depreciation and amortization expense on asset basis step-ups in purchase accounting.

            In 2008, we recognized an impairment of $21.2 million primarily representing the write-down of a mall property to its estimated net realizable value and the write-off of predevelopment costs for various development opportunities that we no longer plan to pursue. In 2007, we recognized an impairment of $55.1 million related to a land joint venture in Phoenix, Arizona.

            The gain on sale of assets and interests in unconsolidated entities of $92.0 million in 2007 was primarily the result of Simon Ivanhoe selling its interest in certain assets located in Poland.

            In 2007, the loss on sale of discontinued operations of $35.3 million represents the net loss upon disposition of five non-core properties consisting of three regional malls and two community/lifestyle centers.

            Preferred unit distribution requirements decreased $17.9 million as a result of the conversion or exchange of preferred units to units and the redemption of the Series G preferred units in the fourth quarter of 2007.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

            Minimum rents increased $133.9 million in 2007, of which the property transactions accounted for $87.0 million of the increase. Total amortization of the fair market value of in-place leases served to decrease minimum rents by $8.8 million due to certain in-place lease adjustments becoming fully amortized. Comparable rents increased $46.8 million, or 2.3%. This was primarily due to the leasing of space at higher rents that resulted in an increase in minimum rents of $54.6 million offset by a $9.2 million decrease in comparable property straight-line rents and fair market value of in-place lease amortization. In addition, rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.4 million.

            Overage rents increased $14.2 million or 14.9%, reflecting increases in tenant sales.

            Tenant reimbursements increased $76.6 million, of which the property transactions accounted for $40.2 million. The remainder of the increase of $36.4 million, or 3.8%, was in comparable properties and was due to inflationary increases in property operating costs and our ongoing initiative of converting our leases to a fixed reimbursement methodology for common area maintenance costs.

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

            Total other income increased $62.5 million, and was principally the result of the following:

  •
  a $46.4 million increase in interest income, of which $39.1 million is as a result of Mills-related loans, combined with increased interest rates on the investment of excess cash balances,
  •
  an $18.4 million increase in lease settlement income as a result of settlements received from two department stores in 2007,
  •
  a $17.4 million increase in loan financing fees, net of intercompany eliminations, related to Mills-related loan refinancing activity, offset by
  •
  a $19.7 million decrease in gains on land sale activity.

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

            General and administrative expenses increased $2.9 million due to increased executive salaries, principally as a result of additional share-based payment amortization from the vesting of restricted stock grants.

            Interest expense increased $124.0 million due principally to the following:

  •
  increased borrowings to fund our development and redevelopment activities;
  •
  additional borrowings to fund the Mills-related loans; and
  •
  the full year effect of May, August, and December 2006 senior note offerings.

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

            In 2007, the loss on sale of discontinued operations of $35.3 million represents the net loss upon disposition of five non-core properties consisting of three regional malls and two community/lifestyle centers.

            Preferred unit distribution requirements decreased $28.0 million as a result of the redemption of the Series G preferred units in the fourth quarter of 2007 and the Series F preferred units in the fourth quarter of 2006.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises approximately 15% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.9 billion during 2008. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time. Also, Simon Property recently declared a dividend for the first quarter of 2009 that it intends to pay in cash and shares of Simon Property's common stock, with the cash component limited to 10% on an aggregate basis. As a result, we would make a corresponding distribution to unitholders comprised of 10% cash, with the balance being paid with units. Paying 90% of the 2009 first quarter dividend, and as a result our distributions, in a form other than cash allows Simon Property to satisfy its REIT taxable income distribution requirement while enhancing financial flexibility and balance sheet strength.

            Our balance of cash and cash equivalents increased $271.6 million during 2008 to $773.5 million as of December 31, 2008. December 31, 2008 and 2007 balances include $29.8 million and $41.3 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On December 31, 2008, we had available borrowing capacity of approximately $2.4 billion under the Credit Facility, net of outstanding borrowings of $1.0 billion and letters of credit of $15.7 million. During 2008, the maximum amount outstanding under the Credit Facility was $2.6 billion and the weighted average amount outstanding was $1.4 billion. The weighted average interest rate was 3.49% for the year ended December 31, 2008. The Credit Facility is scheduled to mature on January 11, 2010, which we can extend for another year at our option.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

            Our business model requires us to regularly access the debt and equity capital markets to raise funds for some of our acquisition activity, development and redevelopment capital, as well as to refinance many of our existing debt maturities. We are currently seeing significant turmoil in the capital markets. This has impacted access to debt and equity capital for many organizations, including ours. As demonstrated by recent financing activities (both secured and unsecured), we were able to successfully access capital in the third and fourth quarters of 2008; however, there is no assurance we will be able to do so on similar terms or conditions in future periods. We believe we have sufficient cash on hand and availability under the Credit Facility to address our debt maturities and capital needs through 2009.

  Acquisition of The Mills Corporation by SPG-FCM

            On February 16, 2007, SPG-FCM, a 50/50 joint venture between one of our affiliates and funds managed by Farallon Capital Management, L.L.C. ("Farallon"), entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interests in the 36 properties that remain at December 31, 2008 was completed in April 2007. As of December 31, 2008, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during 2007. As of December 31, 2008, the outstanding balance of our loan to SPG-FCM was $520.7 million, and the average outstanding balance during the twelve month period ended December 31, 2008 of all loans made to SPG-FCM and Mills was approximately $534.1 million. During 2008 and 2007, we recorded approximately $15.3 million and $39.1 million in interest income (net of inter-entity eliminations) related to these loans, respectively. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2008 and 2007 of approximately $3.1 million and $17.4 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The existing loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions. Fees charged on loans made to SPG-FCM and Mills are amortized on a straight-line basis over the life of the loan.

            The Mills acquisition involved the purchase of all Mills' outstanding shares of common stock and common units for approximately $1.7 billion (at $25.25 per share or unit), the assumption of $954.9 million of preferred stock, the assumption of a proportionate share of property-level mortgage debt, of which SPG-FCM's share approximated $3.8 billion, the assumption of $1.2 billion in unsecured loans provided by us, costs to effect the acquisition, and certain liabilities and contingencies, including an ongoing investigation by the Securities and Exchange Commission, for an aggregate purchase price of approximately $8 billion. SPG-FCM has completed its purchase price allocations for the Mills acquisition using valuations developed with the assistance of a third-party professional appraisal firm.

            In conjunction with the Mills acquisition, we acquired a majority interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition.

            In addition to the loans provided to SPG-FCM, we also provide management services to substantially all of the properties in which SPG-FCM holds an interest.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.9 billion during 2008. In addition, we received net proceeds from our debt financing and repayment activities in 2008 of $764.8 million. These activities are further discussed below in "Financing and Debt". We also:

  •
  repurchased units and preferred units amounting to $17.9 million,
  •
  paid unitholder distributions totaling $1.0 billion,
  •
  paid preferred unit distributions totaling $58.7 million,
  •
  funded consolidated capital expenditures of $874.3 million. These capital expenditures include development costs of $327.7 million, renovation and expansion costs of $431.9 million, and tenant costs and other operational capital expenditures of $114.7 million and
  •
  funded investments in unconsolidated entities of $137.5 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to partners necessary to maintain Simon

Property's REIT qualification on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,
  •
  borrowings on our Credit Facility,
  •
  additional secured or unsecured debt financing, or
  •
  additional equity raised in the public or private markets.

            We expect to generate positive cash flow from operations in 2009, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from retail tenants, many of whom are experiencing considerable financial distress. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

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

            During the year ended December 31, 2008, we drew amounts from the Credit Facility to fund the redemption of the remarketable debt securities and the repayment of the $150.0 million unsecured note. Other amounts drawn on the Credit Facility during the period were primarily for general working capital purposes. We repaid a total of $2.7 billion on the Credit Facility during the year ended December 31, 2008. The total outstanding balance of the Credit Facility as of December 31, 2008 was $1.0 billion, and the maximum amount outstanding during the year was approximately $2.6 billion. During the year ended December 31, 2008, the weighted average outstanding balance was approximately $1.4 billion. The amount outstanding as of December 31, 2008 includes $446.3 million in Euro and Yen-denominated borrowings. In addition, subsequent to December 31, 2008, we repaid $600 million in unsecured notes, consisting of two $300 million tranches that bore rates of 3.75% and 7.13%, respectively, using proceeds from the Credit Facility.

  Secured Debt

            Total secured indebtedness was $6.3 billion and $5.3 billion at December 31, 2008 and 2007, respectively. During the twelve-month period ended December 31, 2008, we repaid $274.0 million in mortgage loans, unencumbering five properties.

            On January 15, 2008, we entered into a swap transaction that effectively converted $300.0 million of variable rate debt to fixed rate debt at a rate of 3.21%.

            On March 6, 2008, we borrowed $705 million on a term loan that matures March 5, 2012 and bears a rate of LIBOR plus 70 basis points. On May 27, 2008, the loan was increased to $735 million. This loan is secured by the cash flow distributed from six properties and has additional availability of $115 million through the maturity date.

            On July 30, 2008, we borrowed $190.0 million on a loan secured by Philadelphia Premium Outlets, which matures on July 30, 2014 and bears interest at a variable rate of LIBOR plus 185 basis points. On January 2, 2009, we executed a swap agreement that fixes the interest rate on this loan at 4.19%.

            On September 23, 2008, we borrowed $170.0 million on a term loan that matures September 23, 2013 and bears interest at a rate of LIBOR plus 195 basis points. On November 4, 2008, the loan was increased to $220 million and on December 17, 2008, the loan was increased to its maximum availability of $260 million. This is a cross-collateralized loan that is secured by The Domain, Shops at Arbor Walk, and Palms Crossing. On January 2, 2009, we executed a swap agreement that fixes the interest rate on $200.0 million of this loan at 4.35%.

  Summary of Financing

            Our consolidated debt, adjusted to reflect one fair value derivative outstanding at December 31, 2007 and the effect of fixing variable rate debt with interest rate swaps, and the effective weighted average interest rates for the years then ended consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2008	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2007	Effective Weighted Average Interest Rate
Fixed Rate	$15,424,318	5.76%	$14,056,008	5.88%
Variable Rate	2,618,214	1.31%	3,162,666	4.73%

	$18,042,532	5.12%	$17,218,674	5.67%

            As of December 31, 2008, we had interest rate cap protection agreements on $281.8 million of consolidated variable rate debt. We also hold $505.0 million of notional amount variable rate swap agreements that have a weighted average fixed pay rate of 3.29% and a weighted average variable receive rate of 2.75%. As of December 31, 2008, the net effect of these agreements effectively converted $505.0 million of variable rate debt to fixed rate debt.

            Contractual Obligations and Off-balance Sheet Arrangements:    The following table summarizes the material aspects of our future obligations as of December 31, 2008 (dollars in thousands):

	2009	2010 to 2011	2012 to 2014	After 2014	Total
Long Term Debt
Consolidated(1)	$1,475,510	$5,352,250	$6,333,770	$4,863,803	$18,025,333

Pro Rata Share Of Long Term Debt:
Consolidated(2)	$1,464,866	$5,304,346	$6,164,777	$4,815,638	$17,749,627
Joint Ventures(2)	437,040	1,391,663	2,568,964	2,223,629	6,621,296

Total Pro Rata Share Of Long Term Debt	1,901,906	6,696,009	8,733,741	7,039,267	24,370,923
Consolidated Capital Expenditure Commitments(3)	133,512	48,987	—	—	182,499
Joint Venture Capital Expenditure Commitments(3)	8,536	609	—	—	9,145
Consolidated Ground Lease Commitments(4)	16,530	32,626	49,821	653,052	752,029

Total	$2,060,484	$6,778,231	$8,783,562	$7,692,319	$25,314,596

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts of $17,199 and all required interest payments. We incurred interest expense during 2008 of $947.1 million, net of capitalized interest of $27.8 million.

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

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of December 31, 2008, we had loan guarantees and other guarantee obligations to support $71.9 million and $6.6 million, respectively, to support our total $6.6 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Preferred Unit Activity

            During 2008, the holders of 22,400 Series I preferred units exercised their rights to exchange the preferred units for shares of Simon Property's Series I preferred stock; we issued 5,151,776 Units to holders of Series I preferred units who exercised their conversion rights; we issued 1,187,238 units as a result of the conversion of 1,493,904 6% Convertible Perpetual Preferred Units; we issued 4,981 units as a result of the conversion of 6,583 7% Cumulative Convertible Preferred Units; and we redeemed 61,493 8% Cumulative Redeemable Preferred Units for cash.

  Acquisitions and Dispositions

            Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions at any time. If we determine it is in our best interests to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    The acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategy. Effective January 1, 2008 we acquired an additional 1.8% interest in Oxford Valley Mall and Lincoln Plaza (which gives us a combined ownership interest in each of 64.99%). On September 12, 2008 we acquired an additional 3.2% interest in White Oaks Mall (which gives us an ownership interest of 80.68%). On December 31, 2008 we acquired an additional 5% interest in Gateway Shopping Center for $2.6 million (which gives us 100% interest in the asset).

            Dispositions.    We continue to pursue the sale of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. On December 30, 2008, the joint venture partnership in which we own a 50% interest sold Cincinnati Mills for $8.3 million. No material gain or loss was recorded on this disposition. There were no other dispositions of properties during the year ended December 31, 2008.

  Development Activity

            New Domestic Developments.    Given the significant downturn in the economy, we have substantially reduced our development spending. We expect to complete construction on Cincinnati Premium Outlets, a 400,000 square foot upscale manufacturers' outlet center located in Monroe, OH, during the third quarter of 2009. The estimated total cost of this project is $92 million, and the carrying amount of the construction in progress as of December 31, 2008 was $43 million. We expect to fund this project with available cash flow from operations and borrowings from the Credit Facility.

            Strategic Domestic Expansions and Renovations.    In addition to new development, we incur costs to renovate and/or expand selected properties. Current projects include a 600,000 square foot Phase II expansion at The Domain, a 220,000 square foot expansion of Camarillo Premium Outlets — The Promenade at, and the addition of Nordstrom and small shops at South Shore Plaza. We expect to fund these capital projects with available cash flow from operations and borrowings from the Credit Facility. We expect to invest a total of approximately $300 million (our share) on expansion and renovation activities in 2009.

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis:

	2008	2007	2006
New Developments	$327	$432	$317
Renovations and Expansions	432	349	307
Tenant Allowances	72	106	52
Operational Capital Expenditures	43	130	92

Total	$874	$1,017	$768

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet Centers in Japan and Mexico where we use Yen and Peso denominated financing, respectively. We expect our share of international development costs for 2009 will be approximately $140 million. We expect international development and redevelopment/expansion activity for 2009 to include:

  •
  continuing construction by Gallerie Commerciali Italia, or GCI, on two shopping centers: one in Naples, and one in Sicily with a total gross leasable area, or GLA, of 942,000 square feet.

  •
  completing and opening of Ami Premium Outlets Phase 1, a 227,000 square foot Premium Outlet Center located in Japan. We hold a 40% ownership interest in this property.

  •
  completing and opening three additional Wal-Mart anchored shopping centers, all located in China. We hold a 32.5% ownership interest in these centers.

            Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

            The carrying amount of our total combined investment in Simon Ivanhoe and GCI, as of December 31, 2008, including all related components of other comprehensive income, was $224.2 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently two European developments are under construction which will add approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share is approximately €53 million, or $74.8 million based on current Euro:USD exchange rates.

            On October 20, 2005, Ivanhoe Cambridge, Inc., or Ivanhoe, an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in Simon Ivanhoe. On February 13, 2006, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million and recorded a gain on the disposition of $34.4 million. This gain is reported in "gain on sales of interests in unconsolidated entities" in the 2006 consolidated statements of operations. We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest for €55.1 million, or $65.5 million. As a result of these transactions, we and Ivanhoe each own a 50% interest in Simon Ivanhoe at December 31, 2007 and 2008.

            As of December 31, 2008, the carrying amount of our 40% joint venture investment in the seven Japanese Premium Outlet Centers including all related components of other comprehensive income was $312.6 million. Currently, Ami Premium Outlets, a 227,000 square foot Premium Outlet Center, is under construction in Ami, Japan. The project's total projected net cost is JPY 15.5 billion, of which our share is approximately JPY 6.2 billion, or $68.5 million based on applicable Yen:USD exchange rates.

            As of December 31, 2008, the carrying amount of our 32.5% joint venture investment in GMI including all related components of other comprehensive income was $53.9 million. Currently, one center is open in Changshu, China and three additional centers are under development. The three centers under development will add approximately 1.5 million square feet of GLA for a total net cost of approximately CNY 1.6 billion, of which our share is approximately CNY 523 million, or $76.8 million based on applicable CNY:USD exchange rates.

            During 2008, we acquired shares of stock of Liberty International, PLC, or Liberty. Liberty operates regional shopping centers and is the owner of other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £4.7 billion and property investments of £8.6 billion, of which its U.K. regional shopping centers comprise 75%. Assets of the group under control or joint control amount to £11.0 billion. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 5% of their shares and is adjusted to their quoted market price, including a related foreign exchange component.

Distributions and Stock Repurchase Program

            On January 30, 2009, Simon Property's Board of Directors approved a quarterly common stock dividend of $0.90 per share, to be paid in a combination of cash and shares of its common stock. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. While our unitholders will have the right to elect to receive their distribution in either cash or units, we have announced that the aggregate cash component of the distribution will not exceed 10% of the total distribution, or $0.09 per unit. If the number of unitholders electing to receive cash would result in the payment of cash in excess of this 10% limitation, we will allocate the cash payment on a pro rata basis among those unitholders making the cash election. Simon Property has reserved the right to elect to pay the first quarter dividend, and as a result our distribution, all in cash. Simon Property's Board of Directors reviews and approves Simon Property's dividends and, as a result, our distributions, on a quarterly basis, and no determination has been made about whether the remaining 2009 distributions will be paid in a similar combination of cash and common stock. Paying all or a portion of its remaining 2009 dividends in a combination of cash and common stock allows Simon Property to satisfy its REIT taxable income distribution requirement under existing IRS revenue procedures, while enhancing financial flexibility and balance sheet strength.

            Distributions during 2008 aggregated $3.60 per unit and distributions during 2007 aggregated $3.36 per unit all paid in cash. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

            On July 26, 2007, Simon Property's Board of Directors authorized a stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may repurchase the shares in the open market or in privately negotiated transactions. During 2008, no purchases were made as part of this program. The program had remaining availability of approximately $950.7 million at December 31, 2008. As Simon Property repurchases shares under this program, we repurchase an equal number of our units from Simon Property.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the impact of a prolonged recession, our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, and maintenance of our status as a real estate investment trust. We discuss these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including Simon Property's chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Simon Property's Board of Directors, principal executive and principal financial officers and effected by Simon Property's management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on that assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on their assessment of our internal control over financial reporting. Their report is included within Item 9A of this Form 10-K.

Report Of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2008 of Simon Property Group, L.P. and Subsidiaries, and the financial statement schedule listed in the Index at Item 15, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 25, 2009

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain non-audit tax compliance services to be provided by Ernst & Young, LLP, the Company's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

Item 14.    Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made. We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2008 and 2007, respectively:

	2008	2007
Audit Fees (1)	$2,708,010	$2,981,600
Audit-Related Fees (2)	5,253,726	8,085,232
Tax Fees (3)	969,871	1,440,800
All Other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon Property, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings. Audit Fees for 2007 also include $525,000 of fees associated with specific audit procedures directed at our investment in SPG-FCM Ventures, LLC, "SPG-FCM," (our 50/50 joint venture that acquired The Mills Corporation) that will not recur.

(2)
Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. Audit-Related Fees for 2007 include approximately $3 million of fees associated with our investment in SPG-FCM which are not recurring in nature. Our share of these

  Audit-Related Fees for the years ended 2008 and 2007 are approximately 51% and 43% of all Audit-Related Fees in 2008 and 2007, respectively.

(3)
Tax Fees include fees for international and other tax consulting services. Tax Fees also include return compliance services associates with the tax returns for The Mills Corporation and related subsidiaries and joint ventures. Our share of these fees for 2008 and 2007 is approximately 35% and 39%, respectively.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

(1)

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 25, 2009

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2008	December 31, 2007
ASSETS:
Investment properties, at cost	$25,205,715	$24,415,025
Less — accumulated depreciation	6,184,285	5,312,095

	19,021,430	19,102,930
Cash and cash equivalents	773,544	501,982
Tenant receivables and accrued revenue, net	414,856	447,224
Investment in unconsolidated entities, at equity	1,663,886	1,886,891
Deferred costs and other assets	1,202,256	1,118,635
Note receivable from related party	520,700	548,000

Total assets	$23,596,672	$23,605,662

LIABILITIES:
Mortgages and other indebtedness	$18,042,532	$17,218,674
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,086,248	1,251,044
Cash distributions and losses in partnerships and joint ventures, at equity	380,730	352,798
Other liabilities, minority interest, and accrued distributions	179,970	180,644

Total liabilities	19,689,480	19,003,160

COMMITMENTS AND CONTINGENCIES
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding, respectively, at liquidation value	85,070	85,070
PARTNERS' EQUITY:
Preferred units, 11,612,005 and 19,611,057 units outstanding, respectively. Liquidation values $564,159 and $962,737, respectively	570,344	969,251
General Partner, 231,319,644 and 223,034,282 units outstanding, respectively	2,614,638	2,816,775
Limited Partners, 56,368,410 and 57,913,250 units outstanding, respectively	637,140	731,406

Total partners' equity	3,822,122	4,517,432

Total liabilities and partners' equity	$23,596,672	$23,605,662

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2008	2007	2006
REVENUE:
Minimum rent	$2,291,919	$2,154,713	$2,020,856
Overage rent	100,222	110,003	95,767
Tenant reimbursements	1,065,957	1,023,164	946,554
Management fees and other revenues	132,471	113,740	82,288
Other income	192,586	249,179	186,689

Total revenue	3,783,155	3,650,799	3,332,154

EXPENSES:
Property operating	455,874	454,510	441,203
Depreciation and amortization	969,477	905,636	856,202
Real estate taxes	334,657	313,311	300,174
Repairs and maintenance	107,879	120,224	105,983
Advertising and promotion	96,783	94,340	88,480
Provision for credit losses	24,035	9,562	9,500
Home and regional office costs	144,865	136,610	129,334
General and administrative	20,987	19,587	16,652
Other	67,721	61,954	64,397

Total operating expenses	2,222,278	2,115,734	2,011,925

OPERATING INCOME	1,560,877	1,535,065	1,320,229
Interest expense	(947,140)	(945,852)	(821,858)
Loss on extinguishment of debt	(20,330)	—	—
Minority interest in income of consolidated entities	(12,431)	(13,936)	(11,524)
Income tax (expense) benefit of taxable REIT subsidiaries	(3,581)	11,322	(11,370)
Income from unconsolidated entities	32,246	38,120	110,819
Impairment charge	(21,172)	(55,061)	—
Gain on sale of assets and interests in unconsolidated entity	—	92,044	132,787

Income from continuing operations	588,469	661,702	719,083
Results of operations from discontinued operations	(25)	(117)	418
Loss on disposal or sale of discontinued operations, net	—	(35,252)	84

NET INCOME	588,444	626,333	719,585
Preferred unit requirement	(58,718)	(76,655)	(104,674)

NET INCOME AVAILABLE TO UNITHOLDERS	$529,726	$549,678	$614,911

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$422,517	$436,164	$486,145
Limited Partners	107,209	113,514	128,766

Net income	$529,726	$549,678	$614,911

BASIC EARNINGS PER UNIT
Income from continuing operations	$1.88	$2.09	$2.20
Discontinued operations	$—	(0.13)	—

Net Income	$1.88	$1.96	$2.20

DILUTED EARNINGS PER UNIT
Income from continuing operations	$1.87	$2.08	$2.19
Discontinued operations	$—	(0.13)	—

Net Income	$1.87	$1.95	$2.19

Net income	$588,444	$626,333	$719,585
Unrealized loss on interest rate hedges	(50,973)	(10,760)	6,518
Net income (loss) on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(3,205)	902	2,263
Currency translation adjustments	(6,953)	6,297	1,706
Changes in available-for-sale securities and other	(168,619)	2,020	1,404

Comprehensive Income	$358,694	$624,792	$731,476

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$588,444	$626,333	$719,585
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	956,827	875,284	812,718
Gain on sale of interest in unconsolidated entity	—	(92,044)	(132,787)
Impairment charge	21,172	55,061	—
(Loss) gain on disposal or sale of discontinued operations, net	—	35,252	(84)
Straight-line rent	(33,672)	(20,907)	(17,020)
Minority interest	12,431	13,936	11,524
Minority interest distributions	(28,251)	(91,032)	(37,200)
Equity in income of unconsolidated entities	(32,246)	(38,120)	(110,819)
Distributions of income from unconsolidated entities	118,665	101,998	94,605
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(14,312)	(40,976)	(3,799)
Deferred costs and other assets	(22,698)	(70,138)	(126,989)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	39,873	113,753	69,214

Net cash provided by operating activities	1,606,233	1,468,400	1,278,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(263,098)	(158,394)
Funding of loans to related parties	(8,000)	(2,752,400)	—
Repayments of loans from related parties	35,300	2,204,400	—
Capital expenditures, net	(874,286)	(1,017,472)	(767,710)
Cash impact from the consolidation and de-consolidation of properties	—	6,117	8,762
Net proceeds from sale of partnership interest, other assets and discontinued operations	—	56,374	209,039
Investments in unconsolidated entities	(137,509)	(687,327)	(157,309)
Purchase of marketable and non-marketable securities	(345,594)	(12,655)	(5,581)
Distributions of capital from unconsolidated entities and other	309,217	416,485	263,761

Net cash used in investing activities	(1,020,872)	(2,049,576)	(607,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	11,106	156,710	217,237
Purchase of preferred units and partnership units	(16,009)	(83,993)	(16,150)
Preferred unit redemptions	(1,845)	(300,468)	(393,558)
Minority interest contributions	4,005	2,903	2,023
Partnership distributions	(1,075,895)	(1,020,674)	(954,159)
Mortgage and other indebtedness proceeds, net of transaction costs	4,456,975	5,577,083	5,507,735
Mortgage and other indebtedness principal payments	(3,692,136)	(4,177,763)	(4,442,332)

Net cash (used in) provided by financing activities	(313,799)	153,798	(79,204)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	271,562	(427,378)	592,312
CASH AND CASH EQUIVALENTS, beginning of year	501,982	929,360	337,048

CASH AND CASH EQUIVALENTS, end of year	$773,544	$501,982	$929,360

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Partners' Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Total Partners' Equity
Balance at December 31, 2005	$1,396,679	$3,227,274	$865,565	$5,489,518

General partner contributions (414,659 units)		14,906		14,906
Series J preferred stock premium and amortization	(329)			(329)
Accretion of preferred units	587			587
Series C preferred units (1,149,077 units) converted to limited partner common units (869,552 units)	(32,174)		32,174	—
Series I preferred units redeemed (11,377 units)	(569)			(569)
Series I preferred units (283,907 units) converted to common units (222,933 units)	(14,195)	14,195		—
Limited partner units converted to common units (86,800 units)		1,247	(1,247)	—
Series F preferred stock redemption (8,000,000 units)	(192,989)			(192,989)
Series K preferred stock issuance (8,000,000 units)	200,000			200,000
Series K preferred stock redemption (8,000,000 units)	(200,000)			(200,000)
Stock incentive program (415,098 units, net)				—
Amortization of stock incentive		23,369		23,369
Common units retired (70,000)		(6,405)		(6,405)
Other (includes 191,938 limited partner units converted to cash)		608	(16,145)	(15,537)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(3,951)	3,951	—
Distributions	(104,674)	(671,812)	(177,673)	(954,159)
Net income	104,674	486,145	128,766	719,585
Other comprehensive income (loss)		9,446	2,445	11,891

Balance at December 31, 2006	$1,157,010	$3,095,022	$837,836	$5,089,868

General partner contributions (231,025 units)		7,604		7,604
Series J preferred stock premium and amortization	(328)			(328)
Accretion of preferred units	1,157			1,157
Issuance of 147,241 limited partner common units for the purchase of Maine Premium Outlets			16,362	16,362
Issuance of 67,309 limited partner common units to the Mills limited partners			8,055	8,055
Series C preferred units (160,865 units) converted to limited partner common units (121,727 units)	(4,504)		4,504	—
Series D preferred units redeemed (7,266 units)	(218)			(218)
Series I preferred units redeemed (5,000 units)	(250)			(250)
Series I preferred units (65,907 units) converted to common units (51,987 units)	(3,296)	3,296		—
Series I preferred units (606,400 units) converted to limited partner common units (478,144 units)	(30,320)		30,320	—
Limited partner units converted to common units (1,692,474 units)		22,781	(22,781)	—
Series G preferred stock redemption (3,000,000 units)	(150,000)			(150,000)
Series L preferred stock issuance (6,000,000 units)	150,000			150,000
Series L preferred stock redemption (6,000,000 units)	(150,000)			(150,000)
Treasury unit purchase (572,000 units)		(49,269)		(49,269)
Stock incentive program (222,725 units, net)				—
Amortization of stock incentive		26,779		26,779
Common units retired (23,000)		(2,291)		(2,291)
Other (includes 322,135 limited partner units converted to cash)		571	(34,726)	(34,155)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		26,466	(26,466)	—
Distributions	(76,655)	(749,196)	(194,823)	(1,020,674)
Net income	76,655	436,164	113,514	626,333
Other comprehensive income (loss)		(1,152)	(389)	(1,541)

Balance at December 31, 2007	$969,251	$2,816,775	$731,406	$4,517,432

General partner contributions (282,106 units)		11,886		11,886
Series J preferred stock premium and amortization	(329)			(329)
Series C preferred units (6,583 units) converted to limited partner common units (4,981 units)	(184)		184	—
Series D preferred units redeemed (61,493 units)	(1,845)			(1,845)
Series I preferred units (6,437,072 units) converted to common units (5,151,776 units)	(321,854)	321,854		—
Series I preferred units (1,493,904 units) converted to limited partner common units (1,187,238 units)	(74,695)		74,695	—
Limited partner units converted to common units (2,574,608 units)		31,351	(31,351)	—
Stock incentive program (276,872 units, net)				—
Amortization of stock incentive		28,640		28,640
Other (includes 162,451 limited partner units converted to cash)		(450)	(16,011)	(16,461)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(23,455)	23,455	—
Distributions	(58,718)	(811,327)	(205,850)	(1,075,895)
Net income	58,718	422,517	107,209	588,444
Other comprehensive income (loss)		(183,153)	(46,597)	(229,750)

Balance at December 31, 2008	$570,344	$2,614,638	$637,140	$3,822,122

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

            We own, develop, and manage retail real estate in five retail real estate platforms: regional malls, Premium Outlet Centers®, The Mills®, community/lifestyle centers, and international properties. As of December 31, 2008, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 164 regional malls, 16 additional regional malls and four additional community centers acquired as a result of the 2007 acquisition of The Mills Corporation, or the Mills acquisition, 70 community/lifestyle centers, 16 The Mills, 40 Premium Outlet Centers, and 14 other shopping centers or outlet centers in 41 states and Puerto Rico. We also own interests in four parcels of land held in the United States for future development. Internationally, we have ownership interests in 52 European shopping centers (France, Italy, and Poland); seven Premium Outlet Centers in Japan; one Premium Outlet Center in Mexico; one Premium Outlet Center in Korea; and one shopping center in China. Also, through joint venture arrangements we have ownership interests in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet Center in Japan, and a 32.5% interests in three additional shopping centers under construction in China.

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

            We also grow by generating supplemental revenues from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
  •
  Offering property operating services to our tenants and others, including: waste handling and facility services, as well as major capital expenditures such as roofing, parking lots and energy systems,
  •
  Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and
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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

2.    Basis of Presentation and Consolidation (Continued)

            We also consolidate all variable interest entities, or VIE, when we are determined to be the primary beneficiary. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined in FASB Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN 46(R)). There have been no changes during 2008 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2008, we have not provided financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

            As of December 31, 2008, we consolidated 203 wholly-owned properties and consolidated 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 165 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 93 of the 165 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership, or collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a VIE and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate our net operating results after preferred distributions based on our partners' respective ownership. In addition, Simon Property owns series of our preferred units that have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was as follows:

	For the Year Ended December 31,
	2008	2007	2006
Weighted average ownership interest	79.8%	79.4%	79.1%

            As of December 31, 2008 and 2007, Simon Property's ownership interest was 80.4% and 79.4%, respectively. We adjust the limited partners' interest at the end of each period to reflect their ownership interest. Preferred distributions in the accompanying statements of operations and cash flows represent distributions on outstanding preferred units of limited partnership interest.

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

	For the Year Ended December 31,
	2008	2007	2006
Capitalized interest	$27,847	$35,793	$30,115

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

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the relative value of each component in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS 141). These components typically include buildings, land and intangibles related to in-place leases and we estimate:

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

3.    Summary of Significant Accounting Policies (Continued)

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

  Discontinued Operations

            SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) provides a framework for the evaluation of impairment of long-lived assets, the treatment of assets held for sale or to be otherwise disposed of, and the reporting of discontinued operations. SFAS 144 requires us to reclassify any material operations related to consolidated properties sold during the period to discontinued operations. During 2007, we reported the net loss upon sale on our five consolidated assets sold in "loss on sale of discontinued operations" in the consolidated statements of operations and comprehensive income. The operating results of the assets disposed of in 2007 were not significant to our consolidated results of operations. There were no consolidated assets sold during 2008.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of December 31, 2008 and 2007, includes a balance of $29.8 million and $41.3 million, respectively, related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, our investment in shares of stock of Liberty International PLC, or Liberty, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties that have been sold. Non-marketable securities includes an investment that we acquired in 2008.

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is owner of other retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 5% of their shares and is adjusted to their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized and recorded in other income, and includes the effect of changes in foreign exchange rates on foreign currency denominated investments. However, if we determine a decline

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

in value is other than temporary, then we recognize the unrealized loss in earnings to write down the investments to their net realizable value.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees that earned the compensation. Changes in the values of these securities are recognized in earnings, but because of the matching liability the impact to net income is zero. As of December 31, 2008 and 2007, we have investments of $53.4 million and $55.9 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity. During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its fair value.

  Fair Value Measurements

            We hold marketable securities that total $316.7 million and $260.4 million at December 31, 2008 and 2007, respectively, and are considered to have Level 1 fair value inputs. The underlying aggregate unrealized loss on our marketable securities as of December 31, 2008 was $165.3 million. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross liability balance of $19.4 million and $6.8 million, at December 31, 2008 and 2007, respectively, which are classified as having Level 2 inputs. As defined by Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (SFAS 157), Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs include observable information for similar items in active or inactive markets. We appropriately consider counterparty creditworthiness in the valuations.

  Accounting for Beneficial Interests in Mall of America

            In January 2006, an entity controlled by the Simon family assigned to us its right to receive cash flow, capital distributions, and related profits and losses with respect to a portion of its ownership interest in the Mall of America through Mall of America Associates, or MOAA. This beneficial interest was transferred subject to a credit facility repayable from MOAA's distributions from the property. As a result of this assignment, we began recognizing our share of MOAA's income during the first quarter of 2006, including the proportionate share of earnings of MOAA since August 2004 through the first quarter of 2006 of $10.2 million. This income is included with "income from unconsolidated entities" in our consolidated statement of operations. We accounted for our beneficial interests in MOAA under the equity method of accounting. On November 2, 2006, the Simon family entity sold its partnership interest to an affiliate of another partner in MOAA and settled all pending litigation, terminating our beneficial interests. As a result of this sale, we ceased recording income from this property's operations, and recorded a gain of approximately $86.5 million as a result of the receipt of $102.2 million of capital transaction proceeds assigned to us from this arrangement which is included in "gain on sale of assets and interests in unconsolidated entities" in the consolidated statements of operations and comprehensive income.

  Use of Estimates

            We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Our actual results could differ from these estimates.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Segment Disclosure

            SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including regional malls, Premium Outlet Centers, The Mills, and community/lifestyle centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2008	2007
Deferred financing and lease costs, net	$237,619	$221,433
In-place lease intangibles, net	33,280	66,426
Acquired above market lease intangibles, net	32,812	49,741
Marketable securities of our captive insurance companies	105,860	116,260
Goodwill	20,098	20,098
Other marketable securities	210,867	144,188
Minority interests	173,923	163,196
Prepaids, notes receivable and other assets, net	387,797	337,293

	$1,202,256	$1,118,635

            Deferred Financing and Lease Costs.    Our deferred costs consist primarily of financing fees we incurred in order to obtain long-term financing and internal and external leasing commissions and related costs. We record amortization of deferred financing costs on a straight-line basis over the terms of the respective loans or agreements. Our deferred leasing costs consist primarily of capitalized salaries and related benefits in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2008	2007
Deferred financing and lease costs	$444,220	$401,153
Accumulated amortization	(206,601)	(179,720)

Deferred financing and lease costs, net	$237,619	$221,433

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

3.    Summary of Significant Accounting Policies (Continued)

as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying statements of operations and comprehensive income includes amortization as follows:

	For the Year Ended December 31,
	2008	2007	2006
Amortization of deferred financing costs	$17,044	$15,467	$18,716
Amortization of debt premiums net of discounts	(14,701)	(23,000)	(28,163)
Amortization of deferred leasing costs	31,674	26,033	22,259

            Intangible Assets.    The average life of in-place lease intangibles is approximately 5.5 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases are amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles approximates 2 years. The unamortized amounts of below market leases are included in accounts payable, accrued expenses, intangibles and deferred revenues on the consolidated balance sheets were $94.3 million and $146.7 million as of December 31, 2008 and 2007, respectively. The amount of amortization of above and below market leases, net for the year ended December 31, 2008, 2007, and 2006 was $35.4 million, $44.6 million, and $53.3 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is charged to the income statement.

            Details of intangible assets as of December 31 are as follows:

	2008	2007
In-place lease intangibles	$160,125	$190,151
Accumulated amortization	(126,845)	(123,725)

In-place lease intangibles, net	$33,280	$66,426

Acquired above market lease intangibles	$144,224	$144,224
Accumulated amortization	(111,412)	(94,483)

Acquired above market lease intangibles, net	$32,812	$49,741

            Estimated future amortization, and the increasing (decreasing) effect on minimum rents for our above and below market leases recorded as of December 31, 2008 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2009	$33,590	$(13,388)	$20,202
2010	22,702	(6,958)	15,744
2011	17,228	(4,909)	12,319
2012	12,297	(3,703)	8,594
2013	5,105	(2,592)	2,513
Thereafter	3,372	(1,262)	2,110

	$94,294	$(32,812)	$61,482

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Derivative Financial Instruments

            We account for our derivative financial instruments pursuant to SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks associated with our indebtedness and interest payments as described in Note 8 and record all derivatives on our balance sheets at fair value. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

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

            We use standard market conventions to determine the fair values of derivative instruments, and techniques such as discounted cash flow analysis, option pricing models, and termination cost to determine fair value at each balance sheet date. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

  Accumulated Other Comprehensive Income (Loss)

            The components of our accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2008	2007
Cumulative translation adjustments	$(2,524)	$4,429
Accumulated derivative (losses) gains, net	(39,100)	15,078
Net unrealized (losses) gains on marketable securities, net	(165,336)	3,283

Total accumulated other comprehensive (loss) income	$(206,960)	$22,790

            Included in cumulative translation adjustment is the gain related to the impact of exchange rate fluctuations on foreign currency denominated debt of $46.9 million and $35.4 million at December 31, 2008 and 2007, respectively, that hedges the currency exposure related to certain of our foreign investments. The net unrealized losses as of December 31, 2008 of $165.3 million represents the valuation and related currency adjustments for our marketable securities, including our investment in Liberty. We do not consider the decline in value of any of our marketable securities to be an other-than-temporary decline in value as these market value declines have existed for a short period of time, and we have the ability and intent to hold these securities. Further, as it relates to Liberty, we believe their underlying operating fundamentals remain substantially unchanged.

  Revenue Recognition

            We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold.

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. For approximately 75% of our leases in the U.S. regional mall portfolio, we receive a fixed payment from the tenant for the CAM component. We are continually working towards converting the remainder of our leases to the fixed payment methodology. Without the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

  Management Fees and Other Revenues

            Management fees and other revenues are generally received from our unconsolidated joint venture properties as well as third parties. Management fee revenue is earned based on a contractual percentage of joint venture property revenue. Development fee revenue is earned on a contractual percentage of hard costs to develop a property. Leasing fee revenue is earned on a contractual per square foot charge based on the square footage of current year leasing activity. We recognize revenue for these services provided when earned based on the underlying activity.

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's best estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2008 and 2007 approximated $116.5 million and $121.4 million, respectively.

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

3.    Summary of Significant Accounting Policies (Continued)

longer collectible. Presented below is the activity in the allowance for credit losses and includes the activities related to discontinued operations during the following years:

	For the Year Ended December 31,
	2008	2007	2006
Balance at Beginning of Year	$33,810	$32,817	$35,239
Consolidation of previously unconsolidated entities	—	495	321
Provision for Credit Losses	24,037	9,672	9,730
Accounts Written Off	(13,197)	(9,174)	(12,473)

Balance at End of Year	$44,650	$33,810	$32,817

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financials statements. State income, franchise or other taxes were not significant in any of the periods presented.

            Simon Property and two of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require each REIT to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property and to assist Simon Property in meeting the asset and income tests and other REIT requirements in order to allow it to adhere to these requirements and maintain its REIT status. Our subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or either of our REIT subsidiaries fail to qualify as a REIT, Simon Property or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure to qualify was due to reasonable cause and certain other conditions were satisfied.

            Simon Property has also elected taxable REIT subsidiary, or TRS, status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that don't qualify as "rents from real property". For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

            As of December 31, 2008 and 2007, we had a net deferred tax asset of $8.9 million and $19.8 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized. State income, franchise or other taxes were not significant in any of the periods presented. The income tax benefit in 2007 results primarily from the tax deductibility of a $55.1 million impairment charge.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Reclassifications

            We made certain reclassifications of prior period amounts in the financial statements to conform to the 2008 presentation. The reclassifications were to amounts reported in the consolidated statement of cash flows and had no impact on previously reported operating results.

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

  2008 Acquisitions

            Effective January 1, 2008, we acquired additional interests in three existing consolidated properties of between 1.8% and 5%, for an aggregate $6.2 million in cash. Two of the properties continue to have a minority interest holder. We now own 100% of the third property.

  2007 Acquisitions

            As a result of the Mills acquisition which is more fully discussed in Note 7, we consolidated two regional mall properties, Town Center at Cobb and Gwinnett Place. In addition to the Mills acquisition, on March 1, 2007, we acquired the remaining 40% interest in both University Park Mall and University Center located in Mishawaka, Indiana from our partner and as a result, we now own 100% of these properties. On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine, adjacent to our Kittery Premium Outlets property. On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located in San Diego, California. We also purchased an additional 1% interest in Bangor Mall on July 13, 2007, and an additional 6.5% interest in Montgomery Mall on November 1, 2007. The aggregate purchase price of the consolidated assets acquired during 2007, excluding Town Center and Cobb and Gwinnett Place, was approximately $394.2 million, including the assumption of our share of debt of the properties acquired.

  2006 Acquisitions

            On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall property for $252.6 million, including the assumption of our $96.0 million share of debt. As a result, we now own 100% of Mall of Georgia and the property was consolidated as of the acquisition date.

  2008 Dispositions

            We had no consolidated property dispositions during the year ended December 31, 2008.

  2007 Dispositions

            During the year ended December 31, 2007, we sold five consolidated properties for which we received net proceeds of $56.4 million and recorded our share of a loss on the disposals (net) totaling $35.3 million.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

  2006 Dispositions

            During the year ended December 31, 2006, we sold three consolidated properties and one property in which we held a 50% interest and accounted for under the equity method. We received net proceeds of $52.7 million and recorded our share of a gain on the dispositions totaling $12.2 million.

            Impairment.    In 2008, we recorded an impairment charge of $21.2 million. This resulted primarily from a $10.5 million reduction in the carrying value of a regional mall to its estimated net realizable value and the write-off of predevelopment costs related to various projects that we no longer plan to pursue development.

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

	For the Year Ended December 31,
	2008	2007	2006
Income from continuing operations, after preferred unit requirement	$529,751	$585,047	$614,409
Discontinued operations	(25)	(35,369)	502

Net Income available to Unitholders — Basic & Diluted	$529,726	$549,678	$614,911

Weighted Average Units Outstanding — Basic	282,508,087	281,034,711	279,567,279
Effect of stock options of Simon Property	551,057	778,471	903,255

Weighted Average Units Outstanding — Diluted	283,059,144	281,813,182	280,470,534

            For the year ending December 31, 2008, potentially dilutive securities include Simon Property stock options, convertible preferred stock and certain series of our preferred units The only security that had a dilutive effect for the years ended December 31, 2008, 2007 and 2006 were Simon Property stock options.

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2008	2007	2006
Total distributions paid per common unit	$3.60	$3.36	$3.04

Percent taxable as ordinary income	84.7%	92.9%	81.4%
Percent taxable as long-term capital gains	1.2%	7.1%	18.6%
Percent nontaxable as return of capital	14.1%	—	—

	100.0%	100.0%	100.0%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2008	2007
Land	$2,795,026	$2,798,452
Buildings and improvements	22,112,944	21,364,915

Total land, buildings and improvements	24,907,970	24,163,367
Furniture, fixtures and equipment	297,745	251,658

Investment properties at cost	25,205,715	24,415,025
Less — accumulated depreciation	6,184,285	5,312,095

Investment properties at cost, net	$19,021,430	$19,102,930

Construction in progress included above	$358,254	$647,303

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures, primarily with institutional investors, to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the U.S. as of December 31, 2008 and December 31, 2007. We also held interests in two joint ventures which owned 52 European shopping centers as of December 31, 2008 and 51 as of December 31, 2007. We also held an interest in seven joint venture properties under operation in Japan, one joint venture property in Mexico, one joint venture property in Korea, and one joint venture property in China. We account for these joint venture properties using the equity method of accounting.

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

  Acquisition of The Mills Corporation by SPG-FCM

            On February 16, 2007, SPG-FCM, a 50/50 joint venture between one of our affiliates and funds managed by Farallon Capital Management, L.L.C., or Farallon, entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interests in the 36 properties that remain at December 31, 2008 was completed in April 2007. As of December 31, 2008, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during 2007. As of December 31, 2008, the outstanding balance of our loan to SPG-FCM was $520.7 million, and the average outstanding balance during the year ended December 31, 2008 of all loans made to SPG-FCM and Mills was approximately $534.1 million. During 2008 and 2007, we recorded approximately $15.3 million and $39.1 million in interest income (net of inter- entity eliminations) related to these loans, respectively. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2008 and 2007 of approximately $3.1 million and $17.4 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The existing loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions. Fees charged on loans made to SPG-FCM and Mills are amortized on a straight-line basis over the life of the loan.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

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

            During the third quarter of 2007, the holders of less than 5,000 common units in the Mills' operating partnership, or Mills Units, received $25.25 in cash, and those holding 5,000 or more Mills Units had the option to exchange for cash of $25.25, or units of the Operating Partnership based on a fixed exchange ratio of 0.211 Operating Partnership units for each Mills Unit. That option expired on August 1, 2007. Holders electing to exchange received 66,036 units in the Operating Partnership for their Mills Units. The remaining Mills Units were exchanged for cash.

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

            The Mills acquisition involved the purchase of all of Mills' outstanding shares of common stock and common units for approximately $1.7 billion (at $25.25 per share or unit), the assumption of $954.9 million of preferred stock, the assumption of a proportionate share of property-level mortgage debt, of which SPG-FCM's share approximated $3.8 billion, the assumption of $1.2 billion in unsecured loans provided by us, costs to effect the acquisition, and certain liabilities and contingencies, including an ongoing investigation by the Securities and Exchange Commission, for an aggregate purchase price of approximately $8 billion. SPG-FCM has finalized its purchase price allocations for the Mills acquisition. The valuations were developed with the assistance of a third-party professional appraisal firm.

            In addition we sold our interest in Cincinnati Mills and Broward and Westland Malls, which we acquired through the Mills acquisition, and recognized no gain or loss on these dispositions.

Joint Venture Property Refinancing Activity

            The following joint venture property refinancing activity occurred during the period, some of which resulted in our receiving significant excess refinancing proceeds or making contributions:

            On December 5, 2008, we refinanced Ontario Mills, a joint venture property in which we own a 25% interest, with a $75.0 million, LIBOR plus 296 basis points variable-rate mortgage that matures December 5, 2013. We subsequently entered into a swap agreement that essentially fixes the interest rate at 5.13%. The balances of the previous mortgages were $135.6 million and required a contribution by the partners to retire the loan. Our net share of the contribution was $15.7 million.

            During 2008, we refinanced Fashion Valley Mall, a joint venture property in which we own a 50% interest, with a $200.0 million, LIBOR plus 200 bps variable-rate mortgage that matures October 9, 2013. The balances of the two previous mortgages, which were repaid, were $153.6 million and $29.1 million and bore interest at a fixed rate of 6.49% and 6.58%, respectively. We received our share of the excess refinancing proceeds of approximately $7.1 million on the closing of the new mortgage loan.

            On October 1, 2008, we refinanced Mall of New Hampshire, a joint venture property in which we own a 49.14% interest, with a $136.7 million, 6.23% fixed-rate mortgage that matures October 5, 2015. The balances of the two previous mortgages, which were repaid, were $93.5 million and $7.8 million and bore interest at a fixed rate of 6.96%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

and 8.53%, respectively. We received our share of the excess refinancing proceeds of approximately $18.7 million on the closing of the new mortgage loan.

            On November 15, 2007, we refinanced Aventura Mall, a joint venture property in which we own a 33.3% interest, with a $430.0 million, 5.905% fixed-rate mortgage that matures on December 11, 2017. The balance of the previous $200.0 million 6.61% fixed-rate mortgage was repaid, and we received our share of the excess refinancing proceeds of approximately $71.4 million.

            On November 1, 2007, we refinanced West Town Mall, a joint venture property in which we own a 50% interest, with a $210.0 million, 6.3375% fixed-rate mortgage that matures on December 1, 2017. The balance of the previous $76.0 million 6.90% fixed-rate mortgage was repaid, and we received our share of the excess refinancing proceeds of approximately $66.4 million.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain control of the property or become the primary beneficiary of a VIE. We reclassified these line items into "Income from discontinued joint venture interests" and "Income from consolidated joint venture interests" so that we may present comparative results of operations for those joint venture interests held as of December 31, 2008. Balance sheet information for the joint ventures is as follows:

	December 31, 2008	December 31, 2007
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,472,490	$21,009,416
Less — accumulated depreciation	3,892,956	3,217,446

	17,579,534	17,791,970
Cash and cash equivalents	805,411	747,575
Tenant receivables and accrued revenue, net	428,322	435,093
Investment in unconsolidated entities, at equity	230,497	258,633
Deferred costs and other assets	594,578	713,180

Total assets	$19,638,342	$19,946,451

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,686,701	$16,507,076
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,070,958	972,699
Other liabilities	982,254	825,279

Total liabilities	18,739,913	18,305,054
Preferred units	67,450	67,450
Partners' equity	830,979	1,573,947

Total liabilities and partners' equity	$19,638,342	$19,946,451

Our Share of:
Total assets	$8,056,873	$8,040,987

Partners' equity	$533,929	$776,857
Add: Excess Investment	749,227	757,236

Our net Investment in Joint Ventures	$1,283,156	$1,534,093

Mortgages and other indebtedness	$6,632,419	$6,568,403

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            As of December 31, 2008, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2009	$1,511,663
2010	1,694,633
2011	1,630,437
2012	2,538,381
2013	1,563,591
Thereafter	7,724,784

Total principal maturities	16,663,489
Net unamortized debt premiums and discounts	23,212

Total mortgages and other indebtedness	$16,686,701

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            This debt becomes due in installments over various terms extending through 2036 with interest rates ranging from 1.00% to 10.61% and a weighted average rate of 4.99% at December 31, 2008.

	For the Year Ended December 31,
	2008	2007	2006
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,956,129	$1,682,671	$1,060,896
Overage rent	130,549	119,134	89,968
Tenant reimbursements	1,005,638	852,312	540,560
Other income	199,774	201,075	147,549

Total revenue	3,292,090	2,855,192	1,838,973
Operating Expenses:
Property operating	671,268	580,910	366,122
Depreciation and amortization	775,887	627,929	318,589
Real estate taxes	263,054	220,474	131,359
Repairs and maintenance	124,272	113,517	83,331
Advertising and promotion	70,425	62,182	42,096
Provision for credit losses	24,053	22,448	4,620
Other	177,298	162,570	125,976

Total operating expenses	2,106,257	1,790,030	1,072,093

Operating Income	1,185,833	1,065,162	766,880
Interest expense	(969,420)	(853,307)	(415,425)
(Loss) income from unconsolidated entities	(5,123)	665	1,204
Loss on sale of asset	—	(6,399)	(6)

Income from Continuing Operations	211,290	206,121	352,653
Income from consolidated joint venture interests	—	2,562	14,070
Income from discontinued joint venture interests	47	202	736
Gain on disposal or sale of discontinued operations, net	—	198,956	20,375

Net Income	$211,337	$407,841	$387,834

Third-Party Investors' Share of Net Income	$132,111	$232,586	$232,499

Our Share of Net Income	79,226	175,255	155,335
Amortization of Excess Investment	(46,980)	(46,503)	(49,546)
Income from Beneficial Interests and Other, net	—	—	15,605
Write-off of Investment Related to Properties Sold	—	—	(2,846)
Our Share of Net Gain Related to Properties/Assets Sold	—	(90,632)	(7,729)

Income from Unconsolidated Entities, Net	$32,246	$38,120	$110,819

2006 Acquisition and Disposition Activity

            On November 1, 2006, we acquired the remaining 50% interest in Mall of Georgia, a regional mall property for $252.6 million, which includes our $96.0 million share of debt. As a result, we now own 100% of Mall of Georgia and the property was consolidated as of the acquisition date. We have reclassified the results of this property in the Joint Venture Statement of Operations into "Income from consolidated joint venture interests."

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            Impairment Charge.    On December 28, 2005, we invested $50.0 million of equity for a 40% interest in a joint venture with Toll Brothers, Inc. and Meritage Homes Corp. to purchase a 5,485-acre land parcel in northwest Phoenix from DaimlerChrysler Corporation for $312 million. The principal use of the land upon attaining entitled status is to develop single-family homesites by our partners. As a result of the downturn in the residential market, during the fourth quarter of 2007, we recorded an impairment charge of $55.1 million, $36.5 million net of tax benefit, representing our entire equity investment in this joint venture, including interest capitalized on our invested equity.

International Joint Venture Investments

            European Joint Ventures.    We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments is $224.2 million and $361.3 million as of December 31, 2008 and 2007, respectively, including all related components of other comprehensive income. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of December 31, 2008.

            On October 20, 2005, Ivanhoe Cambridge, Inc., or Ivanhoe, an affiliate of Caisse de dépôt et placement du Québec, effectively acquired our former partner's 39.5% ownership interest in Simon Ivanhoe. On February 13, 2006, pursuant to the terms of our October 20, 2005 transaction with Ivanhoe, we sold a 10.5% interest in this joint venture to Ivanhoe for €45.2 million, or $53.9 million, and recorded a gain on the disposition of $34.4 million. This gain is reported in "gain (loss) on sales of assets and interests in unconsolidated entities, net" in the 2006 consolidated statement of operations and comprehensive income (loss). We then settled all remaining share purchase commitments from the company's founders, including the early settlement of some commitments by purchasing an additional 25.8% interest in Simon Ivanhoe for €55.1 million, or $65.5 million. As a result of these transactions, we and Ivanhoe each own a 50% interest in Simon Ivanhoe at December 31, 2007 and 2008.

            On July 5, 2007, Simon Ivanhoe completed the sale of five non-core assets in Poland and we presented our share of the gain upon this disposition in "gain (loss) on sale of assets and interests in unconsolidated entities, net" in the consolidated statement of operations and comprehensive income.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through joint ventures with Mitsubishi Estate Co., Ltd. and Sojitz Corporation. The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $312.6 million and $273.0 million as of December 31, 2008 and 2007, respectively, including all related components of other comprehensive income. We have a 40% ownership in these Japan Premium Outlet Centers through a joint venture arrangement. During 2007, we also completed construction and opened our first Premium Outlet in Korea. As of December 31, 2008 and 2007 respectively, our investment in our Premium Outlet in Korea, for which we hold a 50% ownership interest, approximated $18.0 million and $23.1 million including all related components of other comprehensive income.

            During 2006, we finalized the formation of joint venture arrangements to develop and operate shopping centers in China. The shopping centers will be anchored by Wal-Mart stores and we own a 32.5% interest in the joint venture entities, and a 32.5% ownership in the management operation overseeing these projects, collectively referred to as Great Mall Investments, Ltd., or GMI. During 2008, we completed construction and opened our first center in China, and have three additional centers under construction and due for completion in 2009. As of December 31, 2008 and 2007 respectively, our investment in our centers in China approximated $53.9 million and $33.7 million including all related components of other comprehensive income. Our projected total equity commitment upon completion for all four centers in China is $53.7 million.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments except for our fair value interest rate swaps, consist of the following as of December 31:

	2008	2007
Fixed-Rate Debt:
Mortgages and other notes, including $15,312 and $24,845 net premiums, respectively. Weighted average interest and maturity of 6.11% and 4.1 years at December 31, 2008.	$4,192,430	$4,836,761
Unsecured notes, including $1,887 and $9,680 net premiums, respectively. Weighted average interest and maturity of 5.69% and 4.7 years at December 31, 2008.	10,726,887	9,384,680
7% Mandatory Par Put Remarketed Securities, including $4,568 premiums in 2007 that were redeemed in June 2008.	—	204,568

Total Fixed-Rate Debt	14,919,317	14,426,009
Variable-Rate Debt:
Mortgages and other notes, at face value, respectively. Weighted average interest and maturity of 2.00% and 3.3 years.	2,076,927	441,143
Credit Facility (see below)	1,046,288	2,351,612

Total Variable-Rate Debt	3,123,215	2,792,755
Fair value interest rate swaps	—	(90)

Total Mortgages and Other Indebtedness, Net	$18,042,532	$17,218,674

            General.    At December 31, 2008, we have pledged 76 properties as collateral to secure related mortgage notes including 7 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 39 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Of our 76 encumbered properties, indebtedness on 18 of these encumbered properties and our unsecured notes are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to payment of a yield-maintenance premium or defeasance. As of December 31, 2008, we were in compliance with all our debt covenants.

            Some of our limited partners guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 53 limited partners provide guarantees of foreclosure of $285.3 million of our consolidated debt at three consolidated properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

Unsecured Debt

            Our unsecured debt currently consists of $10.7 billion of senior unsecured notes and $1.0 billion outstanding under our $3.5 billion credit facility, or the Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

points and an additional facility fee of 12.5 basis points. The Credit Facility is scheduled to mature on January 11, 2010, which we can extend for another year at our option.

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

            During the year ended December 31, 2008, we drew amounts from the Credit Facility to fund the redemption of the remarketable debt securities and the repayment of the $150.0 million unsecured note. Other amounts drawn on the Credit Facility were primarily for general working capital purposes. We repaid a total of $2.7 billion on the Credit Facility during the year ended December 31, 2008. The total outstanding balance of the Credit Facility as of December 31, 2008 was $1.0 billion, and the maximum amount outstanding during the year was approximately $2.6 billion. During the year ended December 31, 2008, the weighted average outstanding balance of the Credit Facility was approximately $1.4 billion. The amount outstanding as of December 31, 2008 includes $446.3 million in Euro and Yen-denominated borrowings. In addition, subsequent to December 31, 2008, we repaid $600 million in unsecured notes, consisting of two $300 million tranches that bore rates of 3.75% and 7.13%, respectively, using proceeds from the Credit Facility.

Secured Debt

            The balance of fixed and variable rate mortgage notes was $6.3 billion and $5.3 billion as of December 31, 2008 and 2007, respectively. Of the 2008 amount, $5.3 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR. During the twelve-month period ended December 31, 2008, we repaid $274.0 million in mortgage loans, unencumbering five properties.

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

            On July 30, 2008, we borrowed $190.0 million on a loan secured by Philadelphia Premium Outlets, which matures on July 30, 2014 and bears interest at a variable rate of LIBOR plus 185 basis points. On January 2, 2009, we executed a swap agreement that fixes the interest rate of this loan at 4.19%.

            On September 23, 2008, we borrowed $170.0 million on a term loan that matures September 23, 2013 and bears interest at a rate of LIBOR plus 195 basis points. On November 4, 2008, the loan was increased to $220 million and on December 17, 2008, the loan was increased to its maximum availability of $260 million. This is a cross- collateralized loan that is secured by The Domain, Shops at Arbor Walk, and Palms Crossing. On January 2, 2009, we executed a swap agreement that fixes the interest rate on $200.0 million of this loan at 4.35%.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2008 are as follows:

2009	$1,475,510
2010	2,301,674
2011	3,050,576
2012	2,938,395
2013	2,034,735
Thereafter	6,224,443

Total principal maturities	18,025,333
Net unamortized debt premium and other	17,199

Total mortgages and other indebtedness	$18,042,532

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2008	2007	2006
Cash paid for interest	$1,001,718	$983,219	$845,964

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

            As of December 31, 2008, we reflected the fair value of outstanding consolidated derivatives in other liabilities for $19.4 million. In addition, we recorded the benefits from our treasury lock and interest rate hedge agreements in accumulated other comprehensive loss and the unamortized balance of these agreements is $3.3 million as of December 31, 2008. The net deficit from terminated swap agreements is also recorded in accumulated other comprehensive loss and the unamortized balance is $3.4 million as of December 31, 2008. As of December 31, 2008, our outstanding LIBOR based derivative contracts consisted of:

  •
  interest rate cap protection agreements with a notional amount of $281.8 million that mature in May 2009 and July 2010, and

  •
  fixed-rate swap agreements with a notional amount of $505.0 million have a weighted average pay rate of 3.29% and a weighted average receive rate of 2.75%.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

            Within the next year, we expect to reclassify to earnings approximately $10.9 million of loss of the current balance held in accumulated other comprehensive loss. The amount of ineffectiveness relating to fair value and cash flow hedges recognized in income during the periods presented was not material.

            Our joint ventures may also enter into interest rate swaps or caps, which are recorded at fair value on the joint ventures' balance sheet. Included in our accumulated other comprehensive income (loss) as of December 31, 2008 and 2007 is our share of the joint ventures accumulated derivative gains or (losses) of $(19.6) million and $(5.8) million, respectively.

Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted prices are available, we use quoted market prices for securities with similar terms and maturities. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of December 31 is summarized as follows:

	2008	2007
Fair value of fixed-rate mortgages and other indebtedness (in millions)	$12,385	$14,742
Average discount rates assumed in calculation of fair value of fixed-rate mortgages	6.33%	5.23%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2008 are as follows:

2009	$1,898,110
2010	1,762,658
2011	1,584,012
2012	1,402,718
2013	1,209,345
Thereafter	3,731,109

$11,587,952

            Approximately 0.6% of future minimum rents to be received are attributable to leases with an affiliate of one of our limited partners.

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

Unit Issuances and Repurchases

            In 2008, eight limited partners exchanged 2,574,608 units for an equal number of shares of common stock of Simon Property. We issued an equal number of units to Simon Property, increasing its ownership interest in us.

            We issued 282,106 units to Simon Property related to employee and director stock options exercised during 2008. We used the net proceeds from the option exercises of approximately $11.9 million for general working capital purposes.

            On July 26, 2007, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. During 2008, no purchases were made as part of this program. Simon Property's share repurchase program had remaining availability of approximately $950.7 million at December 31, 2008.

            Holders of our Series I 6% Convertible Perpetual Preferred Units had the right to convert these preferred units into units during the year ended December 31, 2008. A total of 6,437,072 Series I preferred units were converted into 5,151,776 units for the year then ended.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

Preferred Units

            The following table summarizes the carrying values of each series of preferred units that were outstanding as of December 31:

	2008	2007
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized, 94,235 and 100,818 issued and outstanding	$2,639	$2,823
Series D 8.00% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,356,814 and 1,418,307 issued and outstanding	40,704	42,549
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 9,108,635 and 17,039,611 issued and outstanding	455,432	851,981
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 796,948 issued and outstanding, including unamortized premium of $6,185 and $6,514 in 2008 and 2007, respectively.	46,032	46,361
7.5% Cumulative Redeemable Preferred Units, 260,000 authorized, 255,373 issued and outstanding	25,537	25,537

	$570,344	$969,251

            The following series of preferred units had previously issued units in years prior to 2007, but had no shares outstanding at the end of 2008 and 2007, and the authorized units for each series are as follows: Series B 6.5% Convertible Preferred Units (5,000,000 units); Series E 8.00% Cumulative Redeemable Preferred Units (1,000,000 units); Series F 8.75% Cumulative Redeemable Preferred Units (8,000,000 units); Series G 7.89% Cumulative Step-Up Premium Rate Convertible Preferred Units (3,000,000 units); and Series H Variable Rate Preferred Units (4,530,000 units), Series K Variable Rate Redeemable Preferred Units (8,000,000 units); and Series L Variable Rate Redeemable Preferred Units (6,000,000 units).

            Series C 7.00% Cumulative Convertible Preferred Units.    Each Series C 7.00% preferred unit has a liquidation value of $28.00 and accrues cumulative distributions at a rate of $1.96 annually, payable quarterly in arrears. The Series C preferred units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of Simon Property with terms substantially identical to the Series C preferred units or into our common units at a ratio of 0.75676 to one provided that the closing stock price of Simon Property common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. We may redeem the Series C preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in units. In the event of the death of a holder of Series C preferred units, or the occurrence of certain tax triggering events, we may be required to redeem the Series C preferred units at their liquidation value payable at our option in either cash (the payment of which may be made in four equal annual installments) or common units. During 2008, holders converted 6,583 of the preferred units into 4,981 common units.

            Series D 8.00% Cumulative Redeemable Preferred Units.    Each Series D 8.00% preferred unit has a liquidation value of $30.00 and accrues cumulative distributions at a rate of $2.40 annually, which is payable quarterly in arrears. The Series D preferred units are each paired with one Series C preferred unit or the common units into which the Series C preferred units may be converted. We may redeem the Series D preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in either new preferred units having the same terms as the Series D preferred units, except that the distribution coupon rate would be reset to a market rate, or in units. The Series D preferred units are convertible at the holder's option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of Simon Property with terms substantially identical to the Series D preferred units. In the event of the death of a holder or the occurrence of certain tax triggering events, we may be

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

required to redeem the Series D preferred units owned by such holder at their liquidation value payable at our option in either cash (the payment of which may be made in four equal annual installments) or common units. During 2008, one holder redeemed 61,493 of the preferred units for $1.8 million.

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, we issued 18,015,506 Series I 6% convertible perpetual preferred units as part of our acquisition of the Chelsea Property Group (Chelsea). Distributions are made quarterly, at an annual rate of 6% per unit. On or after October 14, 2009, we have the option to redeem the Series I preferred units, in whole or in part, for cash only at a liquidation preference of $50.00 per unit plus accumulated and unpaid distributions. However, if the redemption date falls between the record date and the distribution payment date, the redemption price will be equal to only the liquidation preference per unit, and will not include any amount of distributions declared and payable on the corresponding distribution payment date. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of common stock exceeds 130% of the applicable conversion price. The Series I preferred units are convertible into a number of fully paid and non-assessable common units upon the occurrence of a conversion triggering event. A conversion triggering event includes the following: (a) if we call the Series I preferred units for redemption; or, (b) if Simon Property is a party to a consolidation, merger, binding share exchange, or sale of all or substantially all of its assets; or, (c) if the closing sale price of Simon Property's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing price condition is not met at the end of any fiscal quarter, then conversions are not permitted in the following fiscal quarter. If a holder of Series I preferred units converts its Series I preferred units into common units, then the holder may also elect to convert those units into common stock of Simon Property, on a one-for-one basis in accordance with our partnership agreement. The holder of Series I preferred units also has the option to exchange the Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property; however, we may elect to pay cash in lieu of the conversion. In 2008, holders of Series I preferred units exchanged 22,400 Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property. In prior years, 1,093,042 Series I preferred units were exchanged for an equal number of shares of Series I preferred stock of Simon Property. During 2008, we also issued 1,187,238 units as a result of the conversion of 1,493,904 Series I preferred units.

            As of December 31, 2008, the conversion trigger price of $77.88 was not met and, as a result, conversion of the Series I preferred units will not be permitted through March 31, 2009. A total of 6,437,072 Series I preferred units were converted into 5,151,776 units during 2008 as the conversion trigger price was met at the quarterly determination dates during 2008.

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

            7.5% Cumulative Redeemable Preferred Units.    We issued this series of preferred units in connection with the purchase of an additional interest in a joint venture. The preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or shares of our common stock of Simon Property. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or units.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $17,199 from stockholders of an entity we acquired in 1998 are reflected as a deduction from partners' equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

            The Simon Property Group 1998 Stock Incentive Plan.    We, along with Simon Property, have a stock incentive plan (the "1998 Plan"), which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock ("Options"), stock appreciation rights ("SARs"), restricted stock grants and performance unit awards (collectively, "Awards"). Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. An aggregate of 11,300,000 shares of common stock have been reserved for issuance under the 1998 Plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of stock options, and for Simon Property to purchase common units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options.

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

            Automatic Awards For Eligible Directors.    Directors of Simon Property who are not employees or employees of affiliates of Simon Property ("Eligible Directors") receive automatic awards under the 1998 plan. Until 2003, these awards took the form of stock options. Since then, the awards have been shares of restricted stock of Simon Property.

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

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of common stock and held in the deferred compensation plan until the shares of a restricted stock are delivered to the former director.

            In addition to automatic awards, eligible directors may be granted discretionary awards under the 1998 plan.

            Restricted Stock.    The 1998 Plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance (the "Restricted Stock Program"). Restricted Stock Program grants vest annually over a four-year period (25% each year) beginning on January 1 of the year following the year in which the restricted stock award is granted. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2008

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

a total of 4,738,409 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2008	2007	2006
Restricted stock shares awarded during the year, net of forfeitures	276,872	222,725	415,098
Weighted average fair value of shares granted during the year	$85.77	$120.55	$84.33
Amortization expense	$28,640	$26,779	$23,369

            The weighted average life of our outstanding options as of December 31, 2008 is 2.3 years. Information relating to Director Options and Employee Options from December 31, 2005 through December 31, 2008 is as follows:

	Director Options		Employee Options
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2005	37,500	$27.80	1,527,922	$30.39

Granted	—	N/A	70,000	90.87
Exercised	(18,000)	27.68	(396,659)	36.02
Forfeited	(3,000)	24.25	(3,000)	24.47

Shares under option at December 31, 2006	16,500	$28.57	1,198,263	$32.07

Granted	—	N/A	23,000	99.03
Exercised, none were forfeited during the period	(16,500)	28.57	(214,525)	32.62

Shares under option at December 31, 2007	—	$—	1,006,738	$33.48

Granted	—	—	—	—
Exercised, none were forfeited during the period	—	—	(282,106)	41.96

Shares under option at December 31, 2008	—	$—	724,632	$30.18

	Outstanding and Exercisable
Employee Options: Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$22.36 - $30.38	615,583	1.96	$25.13
$30.39 - $46.97	59,749	5.09	46.97
$46.98 - $63.51	26,300	5.17	50.17
$63.52 - $99.03	23,000	0.24	99.03

Total	724,632		$30.18

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

Exchange Rights

            Limited partners have the right to exchange all or any portion of their units for shares of Simon Property common stock on a one-for-one basis or cash, as selected by Simon Property. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time.

Unit Distributions

            On January 30, 2009, Simon Property's Board of Directors approved a quarterly common stock dividend of $0.90 per share, to be paid in a combination of cash and shares of its common stock. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. While our unitholders will have the right to elect to receive their distribution in either cash or units, we have announced that the aggregate cash component of the distribution will not exceed 10% of the total distribution, or $0.09 per unit. If the number of unitholders electing to receive cash would result in our payment of cash in excess of this 10% limitation, we will allocate the cash payment on a pro rata basis among those unitholders making the cash election. Simon Property has reserved the right to elect to pay the first quarter dividend, and as a result our distribution, all in cash. Simon Property's Board of Directors reviews and approves Simon Property's dividends and, as a result, our distributions, on a quarterly basis, and no determination has been made about whether the remaining 2009 dividends will be paid in a similar combination of cash and common stock. Paying all or a portion of its remaining 2009 dividends in a combination of cash and common stock allows Simon Property to satisfy its REIT taxable income distribution requirement under existing IRS revenue procedures, while enhancing financial flexibility and balance sheet strength.

11.    Commitments and Contingencies

Litigation

            As previously disclosed, for several years we have been defending actions brought by the Attorneys General of Massachusetts, New Hampshire and Connecticut in their respective state courts and similar litigation brought by other parties alleging that the sale of co-branded, bank-issued gift cards by our affiliate, SPGGC, Inc., at certain of our properties, violated state gift certificate and consumer protection laws. We previously reported the dismissal of the New Hampshire litigation. During the fourth quarter of 2008, the complaint in the Massachusetts litigation was dismissed and we settled the Connecticut litigation. The only remaining legal proceedings involving gift card sales are two purported class actions brought by private parties in New York. With the resolution of the remaining Attorneys General's actions in 2008, we no longer believe that the ultimate outcome of these related actions would have a material adverse effect on our financial position, results of operations or cash flows and, accordingly, we do not expect to report further developments in these actions.

            We are also involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Lease Commitments

            As of December 31, 2008, a total of 29 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2009 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense as follows:

	For the Year Ended December 31,
	2008	2007	2006
Ground lease expense	$30,681	$30,499	$29,301

            Future minimum lease payments due under these ground leases for years ending December 31, excluding applicable extension options, are as follows:

2009	$16,530
2010	16,288
2011	16,338
2012	16,451
2013	16,699
Thereafter	669,723

$752,029

Insurance

            We maintain commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States through wholly-owned captive insurance entities and other self-insurance mechanisms. Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd. are our wholly-owned captive insurance subsidiaries, and have agreed to indemnify our general liability carrier for a specific layer of losses for the properties that are covered under these arrangements. The carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through these captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2008, we had loan guarantees and other guarantee obligations of $71.9 million and $6.6 million, respectively, to support our total $6.6 billion share of joint venture mortgage and other indebtedness in the event the joint venture partnership defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlet Centers, The Mills, and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 532 of the approximately 1,376 anchor stores in the properties as of December 31, 2008. An affiliate of one of these retailers is one of our limited partners.

Limited Life Partnerships

            FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We have certain transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of certain joint venture arrangements. However, SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2008 and 2007, the estimated settlement value of these non-controlling interests was approximately $130 million and $145 million, respectively. The minority interest amount recognized as a liability on the consolidated balance sheets related to these non-controlling interests was approximately $23 million as of December 31, 2008 and 2007.

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2008	2007	2006
Amounts charged to unconsolidated joint ventures	$125,663	$95,564	$62,879
Amounts charged to properties owned by related parties	4,980	5,049	9,494

            During 2008 and 2007, we recorded interest income of $15.3 million and $39.1 million, respectively, and financing fee income of $3.1 million and $17.4 million, respectively, net of inter-entity eliminations, related to the loans that we have provided to Mills and SPG-FCM and lending financing services to those entities and the properties in which they hold an ownership interest.

13.    Recently Issued Accounting Pronouncements

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", (SFAS 141(R)), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"(SFAS 160). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired, and that costs of acquisition be expensed as incurred. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated balance sheet and the noncontrolling interest's share of

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

13.    Recently Issued Accounting Pronouncements (Continued)

earnings is included in consolidated net income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) or SFAS 160 will have a significant impact on our results of operations or financial position other than the reclassification of certain noncontrolling interests on a prospective and retrospective basis.

            In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." This statement amends and expands the disclosure requirements of SFAS 133. This statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact of adopting this statement.

14.    Quarterly Financial Data (Unaudited)

            Quarterly 2008 and 2007 data is summarized in the table below and, as disclosed in Note 3, the amounts have been reclassified from previously disclosed amounts in accordance with the discontinued operations provisions of SFAS No. 144 and reflect dispositions through December 31, 2008. Income from continuing operations, income from continuing operations per unit — Basic, and income from continuing operations per unit — Diluted as previously reported in the September 30, 2007 Form 10-Q were $227,532, $0.74, and $0.74, respectively, and are presented below as $236,470, $0.77, and $0.77, respectively. All other amounts previously reported are equal to the amounts reported below. Quarterly amounts may not equal annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total revenue	$895,298	$922,947	$935,594	$1,029,316
Operating income	351,958	379,406	383,695	445,818
Income from continuing operations	126,921	111,661	156,979	192,908
Net income available to common unitholders	87,933	76,572	112,809	145,203
Income from continuing operations per unit — Basic	$0.39	$0.34	$0.50	$0.65
Net income per unit — Basic	$0.39	$0.34	$0.50	$0.65
Income from continuing operations per unit — Diluted	$0.39	$0.34	$0.50	$0.64
Net income per unit — Diluted	$0.39	$0.34	$0.50	$0.64
Weighted average units outstanding	281,224,467	282,382,491	282,384,237	284,025,809
Diluted weighted average units outstanding	281,841,042	282,971,297	282,953,695	284,422,986
2007
Total revenue	$852,141	$855,932	$907,145	$1,035,581
Operating income	348,966	333,551	378,699	473,849
Income from continuing operations	144,066	95,248	236,470	185,918
Net income available to common unitholders	98,381	59,917	164,937	112,929
Income from continuing operations per unit — Basic	$0.44	$0.27	$0.77	$0.60
Net income per unit — Basic	$0.44	$0.27	$0.74	$0.51
Income from continuing operations per unit — Diluted	$0.44	$0.27	$0.77	$0.60
Net income per unit — Diluted	$0.44	$0.27	$0.74	$0.51
Weighted average units outstanding	280,858,656	281,282,172	281,028,487	280,944,298
Diluted weighted average units outstanding	281,716,125	281,119,027	281,774,055	281,617,542

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

March 2, 2009

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 2, 2009
/s/ HERBERT SIMON Herbert Simon	Co-Chairman Emeritus	March 2, 2009
/s/ MELVIN SIMON Melvin Simon	Co-Chairman Emeritus	March 2, 2009
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 2, 2009
/s/ BIRCH BAYH Birch Bayh	Director	March 2, 2009
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 2, 2009
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 2, 2009

Signature	Capacity	Date

/s/ PIETER S. VAN DEN BERG Pieter S. van den Berg	Director	March 2, 2009
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 2, 2009
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 2, 2009
/s/ KAREN N. HORN Karen N. Horn	Director	March 2, 2009
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 2, 2009
/s/ JOHN DAHL John Dahl	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 2, 2009

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Regional Malls
Anderson Mall, Anderson, SC	$27,755	$1,712	$15,227	$1,363	$19,920	$3,075	$35,147	$38,222	$13,173	1972
Arsenal Mall, Watertown, MA	1,090	15,505	47,680	—	9,642	15,505	57,322	72,827	14,268	1999 (Note 4)
Bangor Mall, Bangor, ME	80,000	5,478	59,740	—	8,336	5,478	68,076	73,554	16,533	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	59,959	10,886	80,888	91,774	37,244	1981
Battlefield Mall, Springfield, MO	94,530	3,919	27,231	3,225	61,405	7,144	88,636	95,780	44,137	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	23,438	10,491	49,061	59,552	18,164	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,206	2,945	70,250	73,195	20,419	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,666	25,616	26,906	104,420	131,326	33,023	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	25,119	39,500	234,321	273,821	68,588	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	21,590	11,470	54,021	65,491	19,376	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	83,452	8,436	55,838	—	27,827	8,436	83,665	92,101	31,304	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	19,600	87,961	66,200	391,579	457,779	96,968	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	69,346	33,684	167,633	201,317	51,133	1972
Century III Mall, West Mifflin, PA	81,930	17,380	102,364	10	8,437	17,390	110,801	128,191	61,726	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	13,580	—	68,318	68,318	22,858	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	16,214	3,257	25,855	29,112	10,859	1971
Chesapeake Square, Chesapeake, VA	70,841	11,534	70,461	—	7,445	11,534	77,906	89,440	35,341	1989
Cielo Vista Mall, El Paso, TX	—	1,005	15,262	608	43,508	1,613	58,770	60,383	30,773	1974
College Mall, Bloomington, IN	—	1,003	16,245	720	43,130	1,723	59,375	61,098	25,054	1965
Columbia Center, Kennewick, WA	—	17,441	66,580	—	21,461	17,441	88,041	105,482	28,211	1987
Copley Place, Boston, MA	200,000	—	378,045	—	78,878	—	456,923	456,923	83,023	2002 (Note 4)
Coral Square, Coral Springs, FL	83,134	13,556	93,630	—	13,987	13,556	107,617	121,173	44,897	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	43,797	25,947	116,888	142,835	29,187	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	3,316	10,122	73,274	83,396	30,708	1996
Crossroads Mall, Omaha, NE	41,150	639	30,658	409	35,783	1,048	66,441	67,489	26,719	1994 (Note 4)
Crystal River Mall, Crystal River, FL	14,916	5,393	20,241	—	4,857	5,393	25,098	30,491	9,077	1990
DeSoto Square, Bradenton, FL	64,153	9,011	52,675	—	8,107	9,011	60,782	69,793	22,276	1973
Domain, The, Austin, TX (Note 6)	—	45,152	197,010	—	52,560	45,152	249,570	294,722	15,462	2005
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	28,267	11,529	135,617	147,146	40,169	1997 (Note 4)
Fashion Mall at Keystone, Indianapolis, IN	—	—	120,579	—	48,162	—	168,741	168,741	49,510	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	8,636	82,716	—	23,617	8,636	106,333	114,969	14,381	2004
Forest Mall, Fond Du Lac, WI	16,478	721	4,491	—	8,792	721	13,283	14,004	7,180	1973
Forum Shops at Caesars, The, Las Vegas, NV	524,657	—	276,567	—	204,235	—	480,802	480,802	108,579	1992

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	10,656	12,302	111,018	123,320	41,141	1961
Greenwood Park Mall, Greenwood, IN	—	2,423	23,445	5,275	114,688	7,698	138,133	145,831	44,094	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	20,097	15,713	60,088	75,801	22,595	1980
Gwinnett Place, Duluth, GA	115,000	17,051	141,191	—	4,210	17,051	145,401	162,452	38,335	1998 (Note 5)
Haywood Mall, Greenville, SC	—	11,585	133,893	6	18,976	11,591	152,869	164,460	56,637	1998 (Note 4)
Independence Center, Independence, MO	200,000	5,042	45,798	—	32,209	5,042	78,007	83,049	30,951	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	77,180	733	17,163	73	19,934	806	37,097	37,903	19,914	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	41,225	9,270	58,704	67,974	31,356	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	24,516	4,868	54,820	59,688	26,133	1983
Knoxville Center, Knoxville, TN	58,446	5,006	21,617	3,712	35,324	8,718	56,941	65,659	27,153	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	38,146	7,944	47,974	55,918	20,715	1976
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	16,694	27,928	72,140	100,068	21,952	1997 (Note 4)
Lakeline Mall, Austin, TX	—	10,088	81,568	14	15,742	10,102	97,310	107,412	34,197	1995
Lenox Square, Atlanta, GA	—	38,213	492,411	—	58,481	38,213	550,892	589,105	154,881	1998 (Note 4)
Lima Mall, Lima, OH	—	7,662	35,338	—	9,611	7,662	44,949	52,611	18,738	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	7,435	7,935	70,915	78,850	34,674	1990
Livingston Mall, Livingston, NJ	—	22,214	105,250	—	36,557	22,214	141,807	164,021	37,760	1998 (Note 4)
Longview Mall, Longview, TX	30,839	259	3,567	124	7,931	383	11,498	11,881	5,461	1978
Mall of Georgia, Mill Creek, GA	185,238	47,492	326,633	—	3,826	47,492	330,459	377,951	63,130	1999 (Note 5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	11,225	17,119	91,983	109,102	20,774	2002 (Note 4)
Markland Mall, Kokomo, IN	21,818	—	7,568	—	10,056	—	17,624	17,624	8,852	1968
McCain Mall, N. Little Rock, AR	—	—	9,515	10,530	12,180	10,530	21,695	32,225	15,541	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	27,929	19,922	83,820	103,742	25,959	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	33,429	65,684	256,681	322,365	84,104	1997 (Note 4)
Midland Park Mall, Midland, TX	31,852	687	9,213	—	12,459	687	21,672	22,359	12,438	1980
Miller Hill Mall, Duluth, MN	—	2,998	18,092	—	27,471	2,998	45,563	48,561	26,800	1973
Montgomery Mall, Montgomeryville, PA	89,460	27,105	86,915	—	25,243	27,105	112,158	139,263	23,114	2004 (Note 5)
Muncie Mall, Muncie, IN	7,381	172	5,776	52	27,118	224	32,894	33,118	15,399	1970
North East Mall, Hurst, TX	—	128	12,966	19,010	148,611	19,138	161,577	180,715	59,473	1971
Northfield Square Mall, Bourbonnais, IL	29,067	362	53,396	—	1,240	362	54,636	54,998	30,675	2004 (Note 5)
Northgate Mall, Seattle, WA	—	24,369	115,992	—	93,581	24,369	209,573	233,942	51,408	1987
Northlake Mall, Atlanta, GA	67,423	33,400	98,035	—	4,324	33,400	102,359	135,759	45,679	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,451	37,093	3,636	49,872	53,508	27,003	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	8,756	15,673	66,060	81,733	22,571	1997 (Note 4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	23,684	20,404	148,629	169,033	42,213	1998 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	40,115	12,998	105,236	118,234	38,028	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	21,808	35,514	151,714	187,228	50,348	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	74,805	24,544	100,287	—	7,881	24,544	108,168	132,712	44,939	2003 (Note 4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	16,180	11,198	55,907	67,105	16,770	1980
Penn Square Mall, Oklahoma City, OK	65,828	2,043	155,958	—	27,936	2,043	183,894	185,937	53,104	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	550	14,786	4,452	169,854	174,306	48,112	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	19,200	210,610	—	21,669	19,200	232,279	251,479	69,196	1998 (Note 4)
Plaza Carolina, Carolina, PR	236,901	15,493	279,560	—	11,798	15,493	291,358	306,851	45,077	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	50,998	5,471	58,570	—	15,396	5,471	73,966	79,437	28,559	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	36,807	4,933	39,620	44,553	17,982	1972
Richmond Town Square, Richmond Heights, OH	44,739	2,600	12,112	—	59,924	2,600	72,036	74,636	39,566	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	10,726	30,884	111,950	142,834	35,903	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	31,359	44,143	243,616	287,759	67,050	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	1,929	38,609	—	14,027	1,929	52,636	54,565	24,504	1988
Roosevelt Field, Garden City, NY	—	164,058	702,008	2,117	39,064	166,175	741,072	907,247	214,402	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	71,846	23,541	162,049	185,590	52,602	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	10,039	10,400	97,903	108,303	29,416	1998 (Note 4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	145,967	16,630	200,412	217,042	74,101	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	16,698	23,445	142,538	165,983	45,546	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	68,214	101,200	369,709	470,909	94,453	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	23,786	17,079	101,553	118,632	38,609	1970
SouthPark, Charlotte, NC	—	42,092	188,055	100	165,073	42,192	353,128	395,320	76,472	2002 (Note 4)
St. Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	26,829	8,890	79,763	88,653	35,872	1990
Stanford Shopping Center, Palo Alto, CA	240,000	—	339,537	—	5,914	—	345,451	345,451	59,939	2003 (Note 4)
Summit Mall, Akron, OH	65,000	15,374	51,137	—	37,647	15,374	88,784	104,158	27,201	1965
Sunland Park Mall, El Paso, TX	33,734	2,896	28,900	—	7,120	2,896	36,020	38,916	19,949	1988
Tacoma Mall, Tacoma, WA	122,687	37,803	125,826	—	73,353	37,803	199,179	236,982	55,789	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	44,478	8,414	52,917	61,331	32,228	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,832	6	56,463	9,965	113,295	123,260	34,436	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,317	—	151,838	64,200	459,155	523,355	121,435	1998 (Note 4)
Town Center at Cobb, Kennesaw, GA	280,000	32,585	158,225	—	10,577	32,585	168,802	201,387	42,921	1998 (Note 5)
Towne East Square, Wichita, KS	—	8,525	18,479	1,429	39,772	9,954	58,251	68,205	30,712	1975

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Towne West Square, Wichita, KS	50,520	972	21,203	61	11,960	1,033	33,163	34,196	17,703	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	34,067	14,191	107,057	121,248	36,073	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	28,764	15,638	149,726	165,364	51,781	1972
University Park Mall, Mishawaka, IN	100,000	16,768	112,158	7,000	47,833	23,768	159,991	183,759	79,097	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,904	8,421	38,745	—	10,739	8,421	49,484	57,905	17,660	1979
Valle Vista Mall, Harlingen, TX	40,000	1,398	17,159	372	20,659	1,770	37,818	39,588	18,165	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	9,454	13,913	60,001	73,914	24,645	1991
Walt Whitman Mall, Huntington Station, NY	—	51,700	111,258	3,789	43,113	55,489	154,371	209,860	56,032	1998 (Note 4)
Washington Square, Indianapolis, IN	30,194	16,800	36,495	462	27,599	17,262	64,094	81,356	36,259	1974
West Ridge Mall, Topeka, KS	68,711	5,453	34,132	1,168	22,444	6,621	56,576	63,197	22,658	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	29,676	43,464	114,385	157,849	31,882	1998 (Note 4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,102	40,247	5,126	75,939	81,065	28,355	1977
Wolfchase Galleria, Memphis, TN	225,000	15,881	128,276	—	9,358	15,881	137,634	153,515	45,898	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	78,612	34,211	187,123	—	12,898	34,211	200,021	234,232	50,452	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	3,318	3,900	100,377	104,277	20,303	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	22,194	13,952	65,881	79,833	13,097	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	2,285	2,370	26,611	28,981	11,525	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	558	42,303	17,228	267,024	284,252	36,705	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	1,679	12,986	186,669	199,655	28,057	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	19,696	3,170	59,863	—	2,038	3,170	61,901	65,071	15,197	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	4,940	11,407	5,599	129,412	135,011	24,875	2004 (Note 4)
Clinton Crossings Premium Outlets, Clinton, CT	—	2,060	107,556	472	1,855	2,532	109,411	111,943	20,326	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	785	7,900	17,277	25,177	6,402	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	3,522	3,440	342,201	345,641	48,475	2004 (Note 4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	11,006	2,857	58,315	61,172	13,726	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	2,717	9,060	52,998	62,058	13,571	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	—	9,630	194,122	—	4,358	9,630	198,480	208,110	36,472	2004 (Note 4)
Houston Premium Outlets, Cypress, TX	—	21,159	69,350	—	28,755	21,159	98,105	119,264	3,335	2007
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	2,778	6,416	106,791	113,207	16,211	2004 (Note 4)
Jersey Shore Premium Outlets, Tinton Falls, NJ	—	16,141	50,979	—	73,424	16,141	124,403	140,544	858	2007
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	4,458	2,800	44,004	46,804	6,986	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	43,556	11,832	94,994	—	4,557	11,832	99,551	111,383	12,049	2004 (Note 4)
Las Americas Premium Outlets, San Diego, CA	180,000	45,168	251,878	—	1,252	45,168	253,130	298,298	10,166	2007 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	4,144	13,085	164,921	178,006	21,023	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	58,647	25,435	193,620	219,055	28,121	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	2,930	7,190	164,953	172,143	32,161	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	1,712	5,670	30,616	36,286	9,240	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	88,623	6,630	94,138	—	4,019	6,630	98,157	104,787	23,683	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	1,349	11,400	46,372	57,772	9,239	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,709	4,300	134,034	138,334	25,352	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	16,100	45,228	30,140	349,638	379,778	42,526	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	3,417	9,463	89,221	98,684	18,910	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	2,918	13,322	16,985	30,307	5,619	2004 (Note 4)
Philadelphia Premium Outlets, Limerick, PA	190,000	16,676	105,249	—	15,481	16,676	120,730	137,406	6,310	2006
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,693	41,547	1	34,874	12,694	76,421	89,115	6,576	2005
Round Rock Premium Outlets, Round Rock, TX	—	21,977	82,252	—	2,796	21,977	85,048	107,025	10,897	2005
Seattle Premium Outlets, Seattle, WA	—	13,557	103,722	12	3,181	13,569	106,903	120,472	16,207	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	6,825	6,092	64,495	70,587	14,436	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	53,992	7,720	172,931	—	8,821	7,720	181,752	189,472	28,388	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,850	—	4,540	9,420	89,390	98,810	21,354	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	872	22,630	78,188	100,818	15,658	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	72,822	3,230	75,277	—	5,701	3,230	80,978	84,208	18,137	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,559	1,658	3,182	12,768	865,741	878,509	125,123	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	3,124	4,900	285,155	290,055	47,852	2004 (Note 4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	8,248	7,711	45,022	52,733	13,249	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	26,592	8,748	26,184	—	9,684	8,748	35,868	44,616	16,295	1987
Brightwood Plaza, Indianapolis, IN	—	65	128	—	337	65	465	530	311	1965
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	6,225	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	532	5,352	12,811	18,163	4,523	1989

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	9,002	2,886	17,509	20,395	7,031	1977
Dare Centre, Kill Devil Hills, NC	1,640	—	5,702	—	189	—	5,891	5,891	747	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	3,071	1,955	3,405	—	1,105	1,955	4,510	6,465	1,518	2003 (Note 4)
Eastland Plaza, Tulsa, OK	—	651	3,680	—	80	651	3,760	4,411	3,280	1986
Forest Plaza, Rockford, IL	14,585	4,132	16,818	453	9,689	4,585	26,507	31,092	8,573	1985
Gateway Shopping Centers, Austin, TX	87,000	24,549	81,437	—	7,719	24,549	89,156	113,705	17,706	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,680	1,028	5,705	6,733	2,842	1976
Greenwood Plus, Greenwood, IN	—	1,131	1,792	—	3,735	1,131	5,527	6,658	2,678	1979
Henderson Square, King of Prussia, PA	14,616	4,223	15,124	—	147	4,223	15,271	19,494	2,705	2003 (Note 4)
Highland Lakes Center, Orlando, FL	15,189	7,138	25,284	—	1,217	7,138	26,501	33,639	12,026	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	59	425	1,861	2,286	1,183	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	974	—	5,206	5,206	1,730	1997 (Note 4)
Knoxville Commons, Knoxville, TN	—	3,731	5,345	—	1,738	3,731	7,083	10,814	4,819	1987
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	1,059	2,487	7,479	9,966	3,325	1986
Lake View Plaza, Orland Park, IL	19,388	4,702	17,543	—	13,062	4,702	30,605	35,307	12,767	1986
Lakeline Plaza, Austin, TX	21,256	5,822	30,875	—	6,984	5,822	37,859	43,681	13,634	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,788	1,808	11,939	13,747	4,176	1978
Lincoln Crossing, O'Fallon, IL	2,935	674	2,192	—	630	674	2,822	3,496	1,169	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	1,942	—	23,241	23,241	8,204	2003 (Note 4)
MacGregor Village, Cary, NC	6,596	502	8,897	—	183	502	9,080	9,582	1,150	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	260	9,506	33,152	42,658	10,703	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,234	206	6,972	7,178	2,513	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	408	—	992	992	720	1967
Matteson Plaza, Matteson, IL	8,537	1,771	9,737	—	2,685	1,771	12,422	14,193	6,044	1988
Muncie Plaza, Muncie, IN	—	267	10,509	87	1,350	354	11,859	12,213	3,959	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,417	128	3,038	3,166	1,893	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	3,231	2,831	10,930	13,761	4,450	1985
North Ridge Shopping Center, Raleigh, NC	8,056	385	12,838	—	406	385	13,244	13,629	1,768	2004 (Note 4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,543	148	2,957	3,105	1,695	1974
Palms Crossing, McAllen, TX (Note 6)	—	13,923	45,925	—	5,837	13,923	51,762	65,685	2,802	2006
Park Plaza, Hopkinsville, KY	—	300	1,572	—	217	300	1,789	2,089	1,750	1968
Pier Park, Panama City Beach, FL		25,992	73,158	—	41,120	25,992	114,278	140,270	3,404	2006
Regency Plaza, St. Charles, MO	4,003	616	4,963	—	569	616	5,532	6,148	2,296	1988
Richardson Square Mall, Richardson, TX	—	6,285	—	1,268	15,506	7,553	15,506	23,059	322	1977
Rockaway Convenience Center, Rockaway, NJ	—	5,149	26,435	—	6,543	5,149	32,978	38,127	7,673	1998 (Note 4)
Rockaway Town Plaza, Rockaway, NJ	—	—	18,698	—	1,765	—	20,463	20,463	2,335	2004
Shops at Arbor Walk, Austin, TX (Note 6)	—	930	42,546	—	5,210	930	47,756	48,686	4,026	2005

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At December 31, 2008
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	5,782	12,943	33,959	46,902	13,879	1999
St. Charles Towne Plaza, Waldorf, MD	25,613	8,377	18,993	—	2,918	8,377	21,911	30,288	9,784	1987
Teal Plaza, Lafayette, IN	—	99	878	—	3,011	99	3,889	3,988	2,071	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	5,201	2,150	12,824	14,974	4,043	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	5,037	234	5,782	6,016	3,006	1974
University Center, Mishawaka, IN	—	3,071	7,413	—	3,095	3,071	10,508	13,579	7,115	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	398	941	2,095	3,036	2,561	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	14,176	8,679	87,012	95,691	31,000	1999
West Ridge Plaza, Topeka, KS	5,158	1,376	4,560	—	1,770	1,376	6,330	7,706	2,866	1988
White Oaks Plaza, Springfield, IL	15,741	3,169	14,267	—	1,392	3,169	15,659	18,828	6,595	1986
Wolf Ranch, Georgetown, TX	—	22,118	51,547	—	5,489	22,118	57,036	79,154	7,695	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	229	263	4,609	4,872	712	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	19,637	1	846	1,384	20,483	21,867	1,681	2004 (Note 4)
Factory Shoppes at Branson Meadows, Branson, MO	9,160	—	5,205	—	228	—	5,433	5,433	707	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,678	—	924	—	7	—	931	931	104	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,349	148	3,610	—	47	148	3,657	3,805	461	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,886	12	408	—	60	12	468	480	55	2004 (Note 4)
Factory Stores of America — Lebanon. MO	1,586	24	214	—	—	24	214	238	40	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,488	26	566	—	13	26	579	605	80	2004 (Note 4)
Factory Stores of America — Story City, IA	1,841	7	526	—	—	7	526	533	64	2004 (Note 4)
Factory Stores of North Bend, North Bend, WA	—	2,143	36,197	—	1,901	2,143	38,098	40,241	5,498	2004 (Note 4)
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,427	27,310	166,420	193,730	104,236	1998 (Note 4)
Palm Beach Mall, West Palm Beach, FL	50,953	11,962	112,437	—	35,542	11,962	147,979	159,941	94,848	1967
Raleigh Springs Mall, Memphis, TN	—	4,663	28,604	—	12,892	4,663	41,496	46,159	40,567	1971
University Mall, Pensacola, FL	—	4,256	26,657	—	3,908	4,256	30,565	34,821	13,258	1994
Development Projects
Cincinnati Premium Outlets, Monroe, OH	—	14,117	32,157	—	—	14,117	32,157	46,274	—	2008
Other pre-development costs	—	31,890	26,844	—	—	31,890	26,844	58,734	—
Other	—	3,304	3,818	665	344	3,969	4,162	8,131	3,363

	$5,208,029	2,606,933	$17,523,294	$188,093	$4,589,650	$2,795,026	$22,112,944	$24,907,970	$6,015,677

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2008

(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Balance, beginning of year	$24,163,367	$22,644,299	$21,551,247
Acquisitions and consolidations	7,640	743,457	402,095
Improvements	797,717	1,057,663	772,806
Disposals and de-consolidations	(60,754)	(282,052)	(81,849)

Balance, close of year	$24,907,970	$24,163,367	$22,644,299

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2008 was $18,390,068.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006
Balance, beginning of year	$5,168,565	$4,479,198	$3,694,807
Acquisitions and consolidations (5)	—	12,714	64,818
Depreciation expense	871,556	808,041	767,726
Disposals	(24,444)	(131,388)	(48,153)

Balance, close of year	$6,015,677	$5,168,565	$4,479,198

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

(4)
Not developed/constructed by us or our predecessors. The date of construction represents the acquisition date.

(5)
Property initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting. Accumulated depreciation amounts for properties consolidated which were previously accounted for under the equity method of accounting include the minority interest holders' portion of accumulated depreciation.

(6)
Secured by a $260,000 cross-collateralized and cross-defaulted mortgage loan facility.

Exhibits
2

Agreement and Plan of Merger, dated as February 12, 2007, by and among SPG-FCM Ventures, LLC, SPG-FCM Acquisitions, Inc., SPG-FCM Acquisitions, L.P., The Mills Corporation, and The Mills Limited Partnership (incorporated by reference to Exhibit 2.1 to Simon Property Group, Inc.'s Current Report on Form 8-K filed February 23, 2007).

3.1

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Annual Report on Form 10-K for 2002).

3.2	Eighth Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K dated May 8, 2008).
3.3

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

10.2

Amendment to Credit Agreement among Simon Property Group, L.P., the Institutions named therein as Lenders and the Institutions named therein as Co-Agents, dated October 4, 2007 (incorporated by reference to Exhibit 10.3 of Simon Property Group, L.P.'s Annual Report on Form 10-K for 2007).

10.3*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Simon Property Group, Inc.'s Current Report on Form 8-K dated May 8, 2008).
10.4(b)	Option Agreement to acquire the Excluded Retail Property (Previously filed as Exhibit 10.10).
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