Form 10-K/A
period 2008-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2009-05-08
CIK 1022344

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

            Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

            Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference

            None.

 EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Simon Property Group, L.P. ("we", "us", or "our"), for the year ended December 31, 2008, that we originally filed with the Securities and Exchange Commission (the "SEC") on March 2, 2009 (the "Original Filing"). On May 8, 2009, we filed a Quarterly Report on Form 10-Q for the period ended March 31, 2009 (the "Quarterly Report"). The Quarterly Report reflects our adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51 (SFAS 160) and the application of EITF Topic D-98, Classification and Measurement of Redeemable Securities (EITF D-98), to certain redeemable securities, as further described in Note 3 to the Condensed Notes to Consolidated Financial Statements included in the Quarterly Report. The Quarterly Report included reclassifications of prior period amounts to conform to the 2009 presentation. We are filing this Amendment to amend Items 6, 7, 8, and 9A in Part II of the Original Filing in their entirety to conform to the 2009 presentation included in the Quarterly Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment exhibits consisting of an amended computation of the ratio of earnings to fixed charges, currently dated certifications of our senior executives and a consent from our independent registered public accounting firm. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these exhibits.

            This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information included in Part II and Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

Simon Property Group, L.P. and Subsidiaries
Form 10-K/A
Year Ended December 31, 2008

Part II

Item 6.    Selected Financial Data

            The following tables set forth selected financial data. The selected financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. Other data we believe is important in understanding trends in our business is also included in the tables. Certain information in this table has been retrospectively adjusted based upon the reclassifications discussed in Note 3 to the consolidated financial statements.

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004 (1)
	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue	$3,783,155	$3,650,799	$3,332,154	$3,166,853	$2,567,774
Consolidated income from continuing operations	599,560	674,605	729,727	470,303	463,452
Net income available to common unitholders	$529,726	$549,678	$614,911	$510,581	$380,711
BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.88	$2.09	$2.20	$1.27	$1.47
Discontinued operations	—	(0.13)	—	0.55	(0.04)

Net income attributable to unitholders	$1.88	$1.96	$2.20	$1.82	$1.43

Weighted average units outstanding	282,508	281,035	279,567	279,825	265,405
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.87	$2.08	$2.19	$1.27	$1.47
Discontinued operations	—	(0.13)	—	0.55	(0.04)

Net income attributable to unitholders	$1.87	$1.95	$2.19	$1.82	$1.43

Diluted weighted average units outstanding	283,059	281,813	280,471	280,696	266,272
Distributions per unit (2)	$3.60	$3.36	$3.04	$2.80	$2.60
BALANCE SHEET DATA:
Cash and cash equivalents	$773,544	$501,982	$929,360	$337,048	$519,556
Total assets	23,422,749	23,442,466	22,003,173	21,068,666	21,870,490
Mortgages and other indebtedness	18,042,532	17,218,674	15,394,489	14,106,117	14,586,393
Total equity	$3,101,967	$3,414,612	$4,040,676	$4,444,228	$4,741,927
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,634,484	$1,559,432	$1,316,148	$1,195,141	$1,099,518
Investing activities	(1,020,872)	(2,049,576)	(607,432)	(51,906)	(2,742,542)
Financing activities	$(342,050)	$62,766	$(116,404)	$(1,325,743)	$1,633,544
Ratio of Earnings to Fixed Charges (3)	1.46x	1.53x	1.73x	1.56x	1.63x

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

            As more fully discussed in Notes 3 and 10 of the consolidated financial statements, we have retrospectively adopted SFAS 160 and concurrently applied certain provisions of EITF D-98. This resulted in the recording of certain reclassifications related to previously-reported minority interests and preferred limited partner interests. Minority interests are now reported and referred to as noncontrolling interests within this discussion and the consolidated financial statements. These reclassifications had no impact on previously reported net income available to unitholders or earnings per unit.

  Results Overview

            Diluted earnings per unit of limited partnership interest, or units, decreased $0.08 during 2008, or 4.1%, to $1.87 from $1.95 for 2007. The decrease is primarily due to the $20.3 million loss relating to the redemption of remarketable debt securities, and $21.2 million in impairment charges in 2008, as compared to net gains aggregating $1.7 million related to sales and disposition activity and impairment charges for the comparable period in 2007. Consolidated total revenues increased $132.4 million, or 3.6%, driven by the full year effect of our 2007 openings and expansion activities and the releasing of space at higher rental rates per square foot, or psf. Releasing spreads in the regional mall and Premium Outlet portfolios were strong at $8.02 psf (or 21.3%) and $12.48 psf (or 48.8%), respectively, due to continued demand for higher quality space in our portfolio. Total operating expenses increased $106.9 million, or 5.0%, due to additional depreciation provisions related to the full year of operations for 2007 openings and 2008 new openings, an increase in the provision for bad debts due to the estimated uncollectability of certain tenant receivables, and higher personnel and utility costs attributable to normal inflationary increases. Interest costs remained relatively flat despite an increase in total debt due to lowered variable borrowing costs as a result of a reduced one-month LIBOR rate, the benchmark rate for most of our floating rate debt.

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

  •
  redeeming the $200.0 million in remarketable debt securities that bore interest at 7.00%, and, as discussed above, resulted in our recognizing a $20.3 million loss in the second quarter related to this extinguishment of debt.

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
  •
  To maintain Simon Property's qualification as a REIT under the Internal Revenue Code, Simon Property is required to distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. Simon Property monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon Property fails to maintain its REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded during those periods. This could adversely impact our ability to sell our debt securities and Simon Property's ability to sell its securities in the capital markets. We make distributions to our unitholders including Simon Property in sufficient amounts so that Simon Property can meet the REIT qualification requirements.

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
  •
  On March 1, 2007, we acquired the remaining 40% interest in University Park Mall and University Center. We had previously consolidated these properties, but now have no provision for noncontrolling interest in our consolidated income from continuing operations since March 1, 2007.
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

            Other expenses increased $6.1 million due to increased consulting and professional fees, including legal fees and related costs.

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

            Income from unconsolidated entities decreased $72.7 million, due in part to the impact of the Mills transaction (net of eliminations). On a consolidated net income basis, our share of income from SPG-FCM approximates a net loss of $58.7 million for the year due to additional depreciation and amortization expenses on asset basis step-ups in purchase accounting approximating $102.2 million for the second through fourth quarters of 2007. Also contributing to the decrease is the prior year recognition of $15.6 million in income related to a beneficial interest that we held in 2006 in a regional mall entity. This beneficial interest was terminated in November 2006.

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

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.9 billion during 2008. In addition, we received net proceeds from our debt financing and repayment activities in 2008 of $764.8 million. These activities are further discussed below in "Financing and Debt". We also:

  •
  repurchased units and preferred units amounting to $17.9 million,
  •
  paid unitholder distributions totaling $1.0 billion,
  •
  paid preferred unit distributions totaling $58.7 million,
  •
  funded consolidated capital expenditures of $874.3 million. These capital expenditures include development and other costs of $327.7 million, renovation and expansion costs of $431.9 million, and tenant costs and other operational capital expenditures of $114.7 million and
  •
  funded investments in unconsolidated entities of $137.5 million.

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

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis:

	2008	2007	2006
New Developments and Other	$327	$432	$317
Renovations and Expansions	432	349	307
Tenant Allowances	72	106	52
Operational Capital Expenditures	43	130	92

Total	$874	$1,017	$768

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

            Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

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

            Distributions during 2008 aggregated $3.60 per unit and distributions during 2007 aggregated $3.36 per unit all paid in cash. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our consolidated net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            As discussed in Notes 3 and 10 to the financial statements, Simon Property Group, L.P. and Subsidiaries have retrospectively applied certain reclassification adjustments upon adoption of a new accounting pronouncement for noncontrolling interests.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana

February 25, 2009, except for the retrospective adjustments described in Notes 3 and 10 as to which the date is April 29, 2009

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2008	December 31, 2007
ASSETS:
Investment properties, at cost	$25,205,715	$24,415,025
Less — accumulated depreciation	6,184,285	5,312,095

	19,021,430	19,102,930
Cash and cash equivalents	773,544	501,982
Tenant receivables and accrued revenue, net	414,856	447,224
Investment in unconsolidated entities, at equity	1,663,886	1,886,891
Deferred costs and other assets	1,028,333	955,439
Note receivable from related party	520,700	548,000

Total assets	$23,422,749	$23,442,466

LIABILITIES:
Mortgages and other indebtedness	$18,042,532	$17,218,674
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,086,248	1,251,044
Cash distributions and losses in partnerships and joint ventures, at equity	380,730	352,798
Other liabilities and accrued distributions	155,151	155,937

Total liabilities	19,664,661	18,978,453
COMMITMENTS AND CONTINGENCIES
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	656,121	1,049,401
EQUITY:
Partners' Equity
Preferred units, 891,183 and 897,766 units outstanding, respectively. Liquidation values $42,486 and $42,670, respectively	48,671	49,184
General Partner, 231,319,644 and 223,034,282 units outstanding, respectively	2,576,307	2,783,828
Limited Partners, 56,368,410 and 57,913,250 units outstanding, respectively	627,799	722,851

Total partners' equity	3,252,777	3,555,863
Noncontrolling nonredeemable deficit interests in properties, net	(150,810)	(141,251)

Total equity	3,101,967	3,414,612

Total liabilities and equity	$23,422,749	$23,442,466

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Year Ended December 31,
	2008	2007	2006
REVENUE:
Minimum rent	$2,291,919	$2,154,713	$2,020,856
Overage rent	100,222	110,003	95,767
Tenant reimbursements	1,065,957	1,023,164	946,554
Management fees and other revenues	132,471	113,740	82,288
Other income	192,586	249,179	186,689

Total revenue	3,783,155	3,650,799	3,332,154

EXPENSES:
Property operating	455,874	454,510	441,203
Depreciation and amortization	969,477	905,636	856,202
Real estate taxes	334,657	313,311	300,174
Repairs and maintenance	107,879	120,224	105,983
Advertising and promotion	96,783	94,340	88,480
Provision for credit losses	24,035	9,562	9,500
Home and regional office costs	144,865	136,610	129,334
General and administrative	20,987	19,587	16,652
Other	69,061	62,987	65,277

Total operating expenses	2,223,618	2,116,767	2,012,805

OPERATING INCOME	1,559,537	1,534,032	1,319,349
Interest expense	(947,140)	(945,852)	(821,858)
Loss on extinguishment of debt	(20,330)	—	—
Income tax (expense) benefit of taxable REIT subsidiaries	(3,581)	11,322	(11,370)
Income from unconsolidated entities	32,246	38,120	110,819
Impairment charge	(21,172)	(55,061)	—
Gain on sale of assets and interests in unconsolidated entity	—	92,044	132,787

Consolidated income from continuing operations	599,560	674,605	729,727
Results of operations from discontinued operations	(25)	(117)	418
Loss on disposal or sale of discontinued operations, net	—	(35,252)	84

CONSOLIDATED NET INCOME	599,535	639,236	730,229
Net income attributable to noncontrolling interests	11,091	12,903	10,644
Preferred unit requirement	58,718	76,655	104,674

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$529,726	$549,678	$614,911

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$422,517	$436,164	$486,145
Limited Partners	107,209	113,514	128,766

Net income attributable to unitholders	$529,726	$549,678	$614,911

BASIC EARNINGS PER UNIT
Income from continuing operations	$1.88	$2.09	$2.20
Discontinued operations	$—	(0.13)	—

Net income attributable to unitholders	$1.88	$1.96	$2.20

DILUTED EARNINGS PER UNIT
Income from continuing operations	$1.87	$2.08	$2.19
Discontinued operations	$—	(0.13)	—

Net income attributable to unitholders	$1.87	$1.95	$2.19

Consolidated net income	$599,535	$639,236	$730,229
Unrealized (loss) income on interest rate hedges	(50,973)	(10,760)	6,518
Net income (loss) on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(3,205)	902	2,263
Currency translation adjustments	(6,953)	6,297	1,706
Changes in available-for-sale securities and other	(168,619)	2,020	1,404

Comprehensive income	369,785	637,695	742,120
Comprehensive income attributable to noncontrolling interests	11,091	12,903	10,644

Comprehensive income attributable to unitholders	$358,694	$624,792	$731,476

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$599,535	$639,236	$730,229
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	956,827	875,284	812,718
Gain on sale of interest in unconsolidated entity	—	(92,044)	(132,787)
Impairment charge	21,172	55,061	—
(Loss) gain on disposal or sale of discontinued operations, net	—	35,252	(84)
Straight-line rent	(33,672)	(20,907)	(17,020)
Equity in income of unconsolidated entities	(32,246)	(38,120)	(110,819)
Distributions of income from unconsolidated entities	118,665	101,998	94,605
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(14,312)	(40,976)	(3,799)
Deferred costs and other assets	(22,698)	(70,138)	(126,989)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	41,213	114,786	70,094

Net cash provided by operating activities	1,634,484	1,559,432	1,316,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(263,098)	(158,394)
Funding of loans to related parties	(8,000)	(2,752,400)	—
Repayments of loans from related parties	35,300	2,204,400	—
Capital expenditures, net	(874,286)	(1,017,472)	(767,710)
Cash impact from the consolidation and de-consolidation of properties	—	6,117	8,762
Net proceeds from sale of partnership interest, other assets and discontinued operations	—	56,374	209,039
Investments in unconsolidated entities	(137,509)	(687,327)	(157,309)
Purchase of marketable and non-marketable securities	(345,594)	(12,655)	(5,581)
Distributions of capital from unconsolidated entities and other	309,217	416,485	263,761

Net cash used in investing activities	(1,020,872)	(2,049,576)	(607,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	11,106	156,710	217,237
Purchase of preferred units and partnership units	(16,009)	(83,993)	(16,150)
Preferred unit redemptions	(1,845)	(300,468)	(393,558)
Distributions to noncontrolling interests	(28,251)	(91,032)	(37,200)
Contributions from noncontrolling interests	4,005	2,903	2,023
Partnership distributions	(1,075,895)	(1,020,674)	(954,159)
Mortgage and other indebtedness proceeds, net of transaction costs	4,456,975	5,577,083	5,507,735
Mortgage and other indebtedness principal payments	(3,692,136)	(4,177,763)	(4,442,332)

Net cash (used in) provided by financing activities	(342,050)	62,766	(116,404)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	271,562	(427,378)	592,312
CASH AND CASH EQUIVALENTS, beginning of year	501,982	929,360	337,048

CASH AND CASH EQUIVALENTS, end of year	$773,544	$501,982	$929,360

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
Balance at December 31, 2005	$427,764	$3,202,242	$858,918	$(44,696)	$4,444,228

General partner contributions (414,659 units)		14,906			14,906
Series J preferred stock premium and amortization	(329)				(329)
Accretion of preferred units	587				587
Series C preferred units (1,149,077 units) converted to limited partner common units (869,552 units)	(32,174)		32,174		-
Series I preferred units (283,907 units) converted to common units (222,933 units)		14,195			14,195
Limited partner units converted to common units (86,800 units)		1,247	(1,247)		-
Series F preferred stock redemption (8,000,000 units)	(192,989)				(192,989)
Series K preferred stock issuance (8,000,000 units)	200,000				200,000
Series K preferred stock redemption (8,000,000 units)	(200,000)				(200,000)
Stock incentive program (415,098 units, net)					-
Amortization of stock incentive		23,369			23,369
Common units retired (70,000)		(6,405)			(6,405)
Other (includes 191,938 limited partner units converted to cash)		1,500	(15,942)	5,644	(8,798)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(3,951)	3,951		—
Distributions, excluding distributions on interests classified as temporary equity	(37,828)	(671,812)	(177,673)	(36,049)	(923,362)
Net income, excluding preferred distributions on temporary equity preferred units of $66,846	37,828	486,145	128,766	10,644	663,383
Other comprehensive income (loss)		9,446	2,445		11,891

Balance at December 31, 2006	$202,859	$3,070,882	$831,392	$(64,457)	$4,040,676

General partner contributions (231,025 units)		7,604			7,604
Series J preferred stock premium and amortization	(328)				(328)
Accretion of preferred units	1,157				1,157
Issuance of 147,241 limited partner common units for the purchase of Maine Premium Outlets			16,362		16,362
Issuance of 67,309 limited partner common units to the Mills Limited Partners			8,055		8,055
Series C preferred units (160,865 units) converted to limited partner common units (121,727 units)	(4,504)		4,504		-
Series I preferred units (65,907 units) converted to common units (51,987 units)		3,296			3,296
Series I preferred units (606,400 units) converted to limited partner common units (478,144 units)			30,320		30,320
Limited partner units converted to common units (1,692,474 units)		22,781	(22,781)		-
Series G preferred stock redemption (3,000,000 units)	(150,000)				(150,000)
Series L preferred stock issuance (6,000,000 units)	150,000				150,000
Series L preferred stock redemption (6,000,000 units)	(150,000)				(150,000)
Treasury unit purchase (572,000 units)		(49,269)			(49,269)
Stock incentive program (222,725 units, net)					-
Amortization of stock incentive		26,779			26,779
Common units retired (23,000)		(2,291)			(2,291)
Other (includes 322,135 limited partner units converted to cash)		(8,236)	(36,837)	(7,687)	(52,760)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		26,466	(26,466)		(0)
Distributions, excluding distributions on interests classified as temporary equity	(13,268)	(749,196)	(194,823)	(82,010)	(1,039,297)
Net income, excluding preferred distributions on temporary equity preferred units of $63,387	13,268	436,164	113,514	12,903	575,849
Other comprehensive income (loss)		(1,152)	(389)		(1,541)

Balance at December 31, 2007	$49,184	$2,783,828	$722,851	$(141,251)	$3,414,612

General partner contributions (282,106 units)		11,886			11,886
Series J preferred stock premium and amortization	(329)				(329)
Series C preferred units (6,583 units) converted to limited partner common units (4,981 units)	(184)		184		-
Series I preferred units (6,437,072 units) converted to common units (5,151,776 units)		321,854			321,854
Series I preferred units (1,493,904 units) converted to limited partner common units (1,187,238 units)			74,695		74,695
Limited partner units converted to common units (2,574,608 units)		31,351	(31,351)		-
Stock incentive program (276,872 units, net)					-
Amortization of stock incentive		28,640			28,640
Other (includes 162,451 limited partner units converted to cash)		(5,834)	(16,797)	5,103	(17,528)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(23,455)	23,455		—
Distributions, excluding distributions on interests classified as temporary equity	(3,531)	(811,327)	(205,850)	(25,753)	(1,046,461)
Net income, excluding preferred distributions on temporary equity preferred units of $55,187	3,531	422,517	107,209	11,091	544,348
Other comprehensive income (loss)		(183,153)	(46,597)		(229,750)

Balance at December 31, 2008	$48,671	$2,576,307	$627,799	$(150,810)	$3,101,967

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

            Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences.

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

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2008 presentation. The reclassifications included the retrospective adoption of Statement of Financial Accounting Standard (SFAS) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51" (SFAS 160), and the application of EITF Topic D-98, "Classification and Measurement of Redeemable Securities" (EITF D-98), to certain redeemable securities, as further described in Note 3. The reclassifications had no impact on previously reported net income attributable to unitholders or earnings per unit.

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

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees that earned the compensation. Changes in the values of these securities are recognized in earnings, but because of the matching liability the impact to consolidated net income is zero. As of December 31, 2008 and 2007, we have investments of $53.4 million and $55.9 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity. During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its fair value.

  Fair Value Measurements

            We hold marketable securities that total $316.7 million and $260.4 million at December 31, 2008 and 2007, respectively, and are considered to have Level 1 fair value inputs. The underlying aggregate unrealized loss on our marketable securities as of December 31, 2008 was $165.3 million. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross liability balance of $19.4 million and $6.8 million, at December 31, 2008 and 2007, respectively, which are classified as having Level 2 inputs. As defined by SFAS No. 157, "Fair Value Measurements" (SFAS 157), Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs include observable information for similar items in active or inactive markets. We appropriately consider counterparty creditworthiness in the valuations.

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

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2008	2007
Deferred financing and lease costs, net	$237,619	$221,433
In-place lease intangibles, net	33,280	66,426
Acquired above market lease intangibles, net	32,812	49,741
Marketable securities of our captive insurance companies	105,860	116,260
Goodwill	20,098	20,098
Other marketable securities	210,867	144,188
Prepaids, notes receivable and other assets, net	387,797	337,293

	$1,028,333	$955,439

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

  Retrospective Adjustments Related to Noncontrolling Interests and Temporary Equity

            Effective January 1, 2009, we adopted the provisions of SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS 160 also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with our retrospective adoption of SFAS 160, we also performed a concurrent review and retrospectively adopted the measurement provisions of EITF D-98. Upon adoption, we adjusted the carrying amounts of noncontrolling redeemable interests held by third parties in certain of our properties to redemption values at each reporting date. Because holders of the noncontrolling redeemable interests in properties can require us to redeem these interests for cash, we have classified these noncontrolling redeemable interests outside of permanent equity upon the adoption of SFAS 160. These adjustments increased the December 31, 2005 carrying value of these noncontrolling redeemable interests by $31.7 million, with a corresponding decrease to partners' equity. Subsequent adjustments to the carrying amounts of these noncontrolling redeemable interests in properties, to reflect the change in their redemption value at the end of each reporting period, were also reflected in partners' equity.

            Our reassessment of EITF D-98 also resulted in the reclassification of our 6% Series I Convertible Perpetual Preferred Units (Series I Preferred Units), our Series D 8% Cumulative Redeemable Preferred Units (Series D Preferred Units), and our 7.5% Cumulative Redeemable Preferred Units (7.5% Preferred Units) from permanent equity to temporary equity due to the possibility that we could be required to redeem the securities for cash. For the Series I Preferred Units, the reclassification to temporary equity resulted from the holders' ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which would include a change in the majority of Simon Property's directors that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the Series D Preferred Units and 7.5% Preferred Units, the reclassification to temporary equity was required because redemption of these series of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amount of all of these series of

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

preferred units is equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

            As a result of the reclassifications, total equity at December 31, 2008 and 2007 decreased by $720.2 million and $1.1 billion from the $3.8 billion and $4.5 billion previously reported, respectively.

            Detail of the carrying value, which is at liquidation value, of the preferred units and the carrying amount of the noncontrolling redeemable interests in properties classified in temporary equity as of December 31 is included in Note 10.

            The adoption of FAS 160 also resulted in the reclassification to equity of noncontrolling nonredeemable (deficit) interests in properties. Further, as a result of the adoption of SFAS 160, net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties) is now excluded from the determination of consolidated net income. Corresponding changes have also been made to the accompanying consolidated statements of cash flows. Such changes result in a net increase to cash flows provided by operating activities with an offsetting increase to cash flows used in financing activities related to distributions to noncontrolling interest holders in properties.

            A progression of noncontrolling nonredeemable interests in properties for the years ending December 31 is as follows:

	2008	2007	2006
Noncontrolling interests at January 1	$(141,251)	$(64,457)	$(44,696)
Net income attributable to noncontrolling interests	11,091	12,903	10,644
Distributions to noncontrolling interest holders	(25,753)	(82,010)	(36,049)
Other	5,103	(7,687)	5,644

Total noncontrolling nonredeemable interests in properties as of December 31	$(150,810)	$(141,251)	$(64,457)

  Accumulated Other Comprehensive Income (Loss)

            The components of our accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2008	2007
Cumulative translation adjustments	$(2,524)	$4,429
Accumulated derivative (losses) gains, net	(39,100)	15,078
Net unrealized (losses) gains on marketable securities, net	(165,336)	3,283

Total accumulated other comprehensive (loss) income	$(206,960)	$22,790

            Included in cumulative translation adjustment is the gain related to the impact of exchange rate fluctuations on foreign currency denominated debt of $46.9 million and $35.4 million at December 31, 2008 and 2007, respectively, that hedges the currency exposure related to certain of our foreign investments. The net unrealized losses as of December 31, 2008 of $165.3 million represents the valuation and related currency adjustments for our marketable securities, primarily related to our investment in Liberty. We do not consider the decline in value of any of our marketable securities to be an other-than-temporary decline in value as these market value declines have existed for a short period of time, and we have the ability and intent to hold these securities. Further, as it relates to Liberty, we believe their underlying operating fundamentals remain substantially unchanged.

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

  2008 Acquisitions

            Effective January 1, 2008, we acquired additional interests in three existing consolidated properties of between 1.8% and 5%, for an aggregate $6.2 million in cash. Two of the properties continue to have a noncontrolling interest holder. We now own 100% of the third property.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

5.    Per Unit Data

            We determine basic earnings per unit based on the weighted average number of units outstanding during the period. We determine diluted earnings per unit based on the weighted average number of units outstanding combined with the incremental weighted average units that would have been outstanding assuming all dilutive potential common units were converted into units at the earliest date possible. The following table sets forth the computation elements of our basic and diluted earnings per unit.

	For the Year Ended December 31,
	2008	2007	2006
Income attributable to unitholders from continuing operations, after preferred unit requirement	$529,751	$585,047	$614,409
Discontinued operations	(25)	(35,369)	502

Net Income attributable to unitholders — Basic & Diluted	$529,726	$549,678	$614,911

Weighted Average Units Outstanding — Basic	282,508,087	281,034,711	279,567,279
Effect of stock options of Simon Property	551,057	778,471	903,255

Weighted Average Units Outstanding — Diluted	283,059,144	281,813,182	280,470,534

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

General

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

Unsecured Debt

            Our unsecured debt currently consists of $10.7 billion of senior unsecured notes and $1.0 billion outstanding under our $3.5 billion credit facility, or the Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

points and an additional facility fee of 12.5 basis points. The Credit Facility is scheduled to mature on January 11, 2010, which we can extend for another year at our option if, among other conditions, there is no default.

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged to consolidated net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income and is amortized to interest expense over the life of the debt agreement.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity

Temporary Equity

            As discussed in Note 3, as a result of the retrospective adoption of SFAS 160 and the application of EITF D-98, we classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash, irrespective of the probability of such a possibility. As a result, we reclassified three series of preferred units from permanent equity to temporary equity, and we maintained in permanent equity two series of preferred units. We also reclassified into temporary equity one series of preferred units that was previously reported as mezzanine equity. The noncontrolling redeemable interests in properties included in temporary equity is more fully discussed in Note 3. The carrying values for those securities classified in temporary equity are discussed below and summarized as follows as of December 31:

	2008	2007
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 9,108,635 and 17,039,611 issued and outstanding, respectively	$455,432	$851,981
Series D 8% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,356,814 and 1,418,307 issued and outstanding, respectively	40,704	42,549
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537	25,537
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding	85,070	85,070

Total carrying value of preferred units	606,743	1,005,137
Noncontrolling redeemable interests in properties	49,378	44,264

Total preferred units and noncontrolling redeemable interests in properties	$656,121	$1,049,401

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, we issued 18,015,506 Series I 6% convertible perpetual preferred units as part of our acquisition of Chelsea Property Group (Chelsea). Distributions are made quarterly, at an annual rate of 6% per unit. On or after October 14, 2009, we can redeem the Series I preferred units, in whole or in part, for cash only equal to the liquidation preference of $50.00 per unit plus accumulated and unpaid distributions. However, if the redemption date falls between the record date and the distribution payment date, the redemption price will be the liquidation preference only. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of common stock exceeds 130% of the applicable conversion price. The Series I preferred units are convertible into a number of fully paid and non-assessable common units upon the occurrence of a conversion triggering event. A conversion triggering event includes the following: (a) if we call the Series I preferred units for redemption; or, (b) if Simon Property is a party to a consolidation, merger, share exchange, or sale of all or substantially all of its assets; or, (c) if during any fiscal quarter after the fiscal quarter ending December 31, 2004, the closing sale price of Simon Property's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing trigger price condition is not met at the end of any quarter, then conversions are not permitted in the following quarter. This series of preferred units can also be put to us for cash upon the occurrence of a change of control event, which would include a change in the majority of Simon Property's directors that occurs over a two year period. As a result, this series of preferred units is classified outside permanent equity because such a change in Board composition could be deemed outside our control. The carrying amount of the Series I preferred units of $455,432 and $851,981 as of December 31, 2008 and 2007, respectively, is equal to its liquidation value, which is the amount payable upon the occurrence of such event.

            If a holder of Series I preferred units converts its Series I preferred units into units, then the holder may also elect to exchange those units into cash or shares of common stock of Simon Property as determined by Simon Property in its sole discretion, subject to an agreement between Simon Property and us as described in the Exchange Rights section of Note 10 below. Limited partner holders of Series I preferred units also have the option to exchange the

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property; however, Simon Property may elect to pay cash in lieu of the conversion. In 2008, holders of Series I preferred units exchanged 22,400 Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property. In prior years, 1,093,042 Series I preferred units were exchanged for an equal number of shares of Series I preferred stock of Simon Property. During 2008, we also issued 1,187,238 units to holders of limited partner preferred interests as a result of the conversion of 1,493,904 Series I preferred units.

            As of December 31, 2008, the conversion trigger price of $77.88 was not met and, as a result, conversion of the Series I preferred units will not be permitted through March 31, 2009. However, during 2008, an additional 6,437,072 Series I preferred units held by Simon Property were converted into 5,151,776 units related to the conversion of Simon Property's Series I preferred stock to its common stock as a result of the conversion trigger price being met at certain quarterly determination dates during 2008.

            Series D 8.00% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $2.40 annually. The preferred units are paired with one 7.00% preferred unit or with the number of units into which the 7.00% preferred units may be converted. We may redeem the preferred units at their liquidation value ($30.00 per preferred unit) plus accrued and unpaid distributions on or after August 27, 2009, payable in either a new series of preferred units having the same terms as the preferred units, except that the distribution rate would be reset to a then determined market rate, or in units. The preferred units are convertible at the holder's option on or after August 27, 2004, into 8.00% Cumulative Redeemable Preferred Stock of Simon Property with terms substantially identical to the preferred units. In the event of the death of a holder of the preferred units, or the occurrence of certain tax triggering events, we may be required to redeem the preferred units owned by such holder at their liquidation value payable at our option in either cash (the payment of which may be made in four equal annual installments) or fully registered shares of Simon Property common stock. During 2008, one holder redeemed 61,493 of the preferred units for $1.8 million in cash.

            7.50% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon Property. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or fully registered shares of common stock of Simon Property.

            7.75%/8.00% Cumulative Redeemable Preferred Units.    This series of preferred units accrues cumulative distributions at a rate of 8.00% through December 31, 2009, 10.00% of the liquidation value for the period beginning January 1, 2010, and ending December 31, 2010, and 12% of the liquidation value thereafter. A holder may require us to repurchase the preferred units on or after January 1, 2009, or any time that the aggregate liquidation value of the outstanding units exceeds 10% of the book value of our partners' equity. We may redeem the preferred units on or after January 1, 2011, or earlier upon the occurrence of certain tax triggering events. Our intent is to redeem these units after January 1, 2009, upon the occurrence of a tax-triggering event. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable in cash or an interest in one or more properties mutually agreed upon.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

Permanent Equity

            Preferred units.    The following table summarizes the carrying values of each series of preferred units that were outstanding as of December 31 and are classified within permanent equity:

	2008	2007
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized, 94,235 and 100,818 issued and outstanding, respectively	$2,639	$2,823
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 796,948 issued and outstanding, including unamortized premium of $6,185 and $6,514 in 2008 and 2007, respectively	46,032	46,361

Total preferred units	$48,671	$49,184

            Series C 7.00% Cumulative Convertible Preferred Units.    Each Series C 7.00% preferred unit has a liquidation value of $28.00 and accrues cumulative distributions at a rate of $1.96 annually, payable quarterly in arrears. The Series C preferred units are convertible at the holders' option on or after August 27, 2004, into either a like number of shares of 7.00% Cumulative Convertible Preferred Stock of Simon Property with terms substantially identical to the Series C preferred units or into our common units at a ratio of 0.75676 to one provided that the closing stock price of Simon Property common stock exceeds $37.00 for any three consecutive trading days prior to the conversion date. We may redeem the Series C preferred units at their liquidation value plus accrued and unpaid distributions on or after August 27, 2009, payable in units. In the event of the death of a holder of Series C preferred units, or the occurrence of certain tax triggering events, we may be required to redeem the Series C preferred units at their liquidation value payable at our option in either cash (the payment of which may be made in four equal annual installments) or shares of Simon Property common stock. During 2008, holders converted 6,583 of the preferred units into 4,981 units.

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

            The following series of preferred units had previously issued units in years prior to 2007, but had no shares outstanding at the end of 2008 and 2007, and the authorized units for each series are as follows: Series B 6.5% Convertible Preferred Units (5,000,000 units); Series E 8.00% Cumulative Redeemable Preferred Units (1,000,000 units); Series F 8.75% Cumulative Redeemable Preferred Units (8,000,000 units); Series G 7.89% Cumulative Step-Up Premium Rate Convertible Preferred Units (3,000,000 units); Series H Variable Rate Preferred Units (4,530,000 units); Series K Variable Rate Redeemable Preferred Units (8,000,000 units); and Series L Variable Rate Redeemable Preferred Units (6,000,000 units).

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

10.    Equity (Continued)

transactions. During 2008, no purchases were made as part of this program. Simon Property's share repurchase program had remaining availability of approximately $950.7 million at December 31, 2008.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $17,199 from stockholders of an entity we acquired in 1998 are reflected as a deduction from equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

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

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of common stock and held in the deferred compensation plan until the shares of restricted stock are delivered to the former director.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to partners' equity and subsequently amortized against our earnings over the vesting period. Through December 31, 2008 a total of 4,738,409 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards are summarized in the following table for each of the years presented:

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

Exchange Rights

            Limited partners have the right to exchange all or any portion of their units for cash or shares of Simon Property common stock as determined by Simon Property in its sole discretion. If Simon Property selects cash, Simon Property cannot cause us to redeem for cash without contributing cash to us as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, Simon Property will be deemed to have elected to exchange the units for shares of Simon Property common stock. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. The number of shares of Simon Property's common stock issued will be the same as the number of units exchanged.

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

Limited Life Partnerships

            FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150) establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We have certain transactions, arrangements, or financial instruments that have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the finite life of certain joint venture arrangements. However, SFAS 150 requires disclosure of the estimated settlement value of these non-controlling interests. As of December 31, 2008 and 2007, the estimated settlement value of these non-controlling interests was approximately $130 million and $145 million, respectively. The noncontrolling interest amount recognized as a liability on the consolidated balance sheets related to these noncontrolling interests was approximately $23 million as of December 31, 2008 and 2007.

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

13.    Recently Issued Accounting Pronouncements

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired, and that costs of acquisition be expensed as incurred. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS 141(R) will have a significant impact on our results of operations or financial position.

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

14.    Quarterly Financial Data (Unaudited)

            Quarterly 2008 and 2007 data is summarized in the table below and, as disclosed in Note 3, the amounts have been reclassified from previously disclosed amounts in accordance with the discontinued operations provisions of SFAS No. 144 and reflect dispositions through December 31, 2008. Income from continuing operations, income from continuing operations per unit — Basic, and income from continuing operations per unit — Diluted as previously reported in the September 30, 2007 Form 10-Q were $227,532, $0.74, and $0.74, respectively, and are presented below as $239,269, $0.77, and $0.77, respectively. All other amounts previously reported are equal to the amounts reported below. Quarterly amounts may not equal annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total revenue	$895,298	$922,947	$935,594	$1,029,316
Operating income	351,775	379,038	383,351	445,373
Consolidated income from continuing operations	129,022	114,353	159,736	196,449
Net income available to common unitholders	87,933	76,572	112,809	145,203
Income from continuing operations per unit — Basic	$0.39	$0.34	$0.50	$0.65
Net income per unit — Basic	$0.39	$0.34	$0.50	$0.65
Income from continuing operations per unit — Diluted	$0.39	$0.34	$0.50	$0.64
Net income per unit — Diluted	$0.39	$0.34	$0.50	$0.64
Weighted average units outstanding	281,224,467	282,382,491	282,384,237	284,025,809
Diluted weighted average units outstanding	281,841,042	282,971,297	282,953,695	284,422,986
2007
Total revenue	$852,141	$855,932	$907,145	$1,035,581
Operating income	348,809	333,343	378,446	473,434
Consolidated income from continuing operations	146,819	98,176	239,269	190,341
Net income available to common unitholders	98,381	59,917	164,937	112,929
Income from continuing operations per unit — Basic	$0.44	$0.27	$0.77	$0.60
Net income per unit — Basic	$0.44	$0.27	$0.74	$0.51
Income from continuing operations per unit — Diluted	$0.44	$0.27	$0.77	$0.60
Net income per unit — Diluted	$0.44	$0.27	$0.74	$0.51
Weighted average units outstanding	280,858,656	281,282,172	281,028,487	280,944,298
Diluted weighted average units outstanding	281,716,125	281,119,027	281,774,055	281,617,542

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

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2008 of Simon Property Group, L.P. and Subsidiaries, and the financial statement schedule listed in the Index at Item 15, and our report dated February 25, 2009, except for the retrospective adjustments described in Notes 3 and 10, as to which the date is April 29, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana February 25, 2009

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Page No.
(1) Consolidated Financial Statements
Simon Property Group, L.P. and Subsidiaries' consolidated financial statements and independent registered public accounting firm's report are set forth in Item 8 of this Annual Report on Form 10-K/A and are incorporated herein by reference.
(2) Financial Statement Schedule
Simon Property Group, L.P. and Subsidiaries Schedule III—Schedule of Real Estate and Accumulated Depreciation	64
Notes to Schedule III	71
(3) Exhibits
The Exhibit Index attached hereto is hereby incorporated by reference to this Item. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K/A.	72

Exhibit No.
12.1	Statement regarding computation of ratios.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
By	/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner

May 8, 2009

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
3.3

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.3 of the Registrant's 2008 Form 10-K).

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

12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Registrant's 2008 Form 10-K).
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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