Form 10-Q
period 2009-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2009-05-08
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Form 10-Q
INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2009	December 31, 2008
		As Adjusted
ASSETS:
Investment properties, at cost	$25,250,451	$25,205,715
Less — accumulated depreciation	6,374,145	6,184,285

	18,876,306	19,021,430
Cash and cash equivalents	898,328	773,544
Tenant receivables and accrued revenue, net	364,095	414,856
Investment in unconsolidated entities, at equity	1,573,350	1,663,886
Deferred costs and other assets	1,039,409	1,028,333
Note receivable from related party	536,000	520,700

Total assets	$23,287,488	$23,422,749

LIABILITIES:
Mortgages and other indebtedness	$17,385,047	$18,042,532
Accounts payable, accrued expenses, intangibles, and deferred revenue	981,905	1,086,248
Cash distributions and losses in partnerships and joint ventures, at equity	406,155	380,730
Other liabilities and accrued distributions	183,720	155,151

Total liabilities	18,956,827	19,664,661
COMMITMENTS AND CONTINGENCIES
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	656,121	656,121
EQUITY:
Partners' Equity
Preferred units, 891,183 units outstanding, liquidation values of $42,486	48,589	48,671
General Partner, 255,218,073 and 231,319,644 units outstanding, respectively	3,116,188	2,576,307
Limited Partners, 56,832,489 and 56,368,410 units outstanding, respectively	660,503	627,799

Total partners' equity	3,825,280	3,252,777
Noncontrolling nonredeemable deficit interests in properties, net	(150,740)	(150,810)

Total equity	3,674,540	3,101,967

Total liabilities and equity	$23,287,488	$23,422,749

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2009	2008
		As Adjusted
REVENUE:
Minimum rent	$571,414	$550,682
Overage rent	12,500	16,651
Tenant reimbursements	258,762	250,248
Management fees and other revenues	30,651	33,020
Other income	45,165	44,697

Total revenue	918,492	895,298

EXPENSES:
Property operating	106,147	112,761
Depreciation and amortization	256,337	228,043
Real estate taxes	88,243	84,520
Repairs and maintenance	22,588	29,021
Advertising and promotion	18,506	19,373
Provision for credit losses	13,015	6,582
Home and regional office costs	26,163	39,600
General and administrative	4,048	5,302
Other	19,229	18,321

Total operating expenses	554,276	543,523

OPERATING INCOME	364,216	351,775
Interest expense	(226,036)	(229,917)
Income tax benefit of taxable REIT subsidiaries	2,523	23
Income from unconsolidated entities	5,545	7,141

CONSOLIDATED NET INCOME	146,248	129,022
Net income attributable to noncontrolling interests	3,039	2,101
Preferred unit requirement	10,707	16,256

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$132,502	$110,665

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$106,768	$87,933
Limited Partners	25,734	22,732

Net income attributable to unitholders	$132,502	$110,665

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$0.45	$0.39

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$0.45	$0.39

Consolidated net income	$146,248	$129,022
Unrealized loss on interest rate hedges	(24,427)	(18,705)
Net loss on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(3,510)	(2,590)
Currency translation adjustments	(12,823)	(22,394)
Changes in available-for-sale securities and other	(23,427)	(1,255)

Comprehensive income	82,061	84,078
Comprehensive income attributable to noncontrolling interests	3,039	2,101

Comprehensive income attributable to unitholders	$79,022	$81,977

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$146,248	$129,022
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	257,605	225,010
Straight-line rent	(8,694)	(6,587)
Equity in income of unconsolidated entities	(5,545)	(7,141)
Distributions of income from unconsolidated entities	28,945	24,042
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	59,419	(1,249)
Deferred costs and other assets	(40,591)	(115,160)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(2,569)	(19,205)

Net cash provided by operating activities	434,818	228,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	(20,000)	—
Repayments of loans from related parties	4,700	8,000
Capital expenditures, net	(137,094)	(230,191)
Investments in unconsolidated entities	(8,095)	(15,271)
Purchase of marketable and non-marketable securities	(42,602)	—
Distributions of capital from unconsolidated entities and other	37,880	38,356

Net cash used in investing activities	(165,211)	(199,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partnership contributions and issuance of units	525,657	2,546
Purchase of preferred units and partnership units	—	(1,217)
Distributions to noncontrolling interests	(6,749)	(7,191)
Contributions from noncontrolling interests	2,355	149
Partnership distributions	(36,634)	(269,110)
Mortgage and other indebtedness proceeds, net of transaction costs	1,427,701	990,772
Mortgage and other indebtedness principal payments	(2,057,153)	(818,898)

Net cash used in financing activities	(144,823)	(102,949)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,784	(73,323)

CASH AND CASH EQUIVALENTS, beginning of year	773,544	501,982

CASH AND CASH EQUIVALENTS, end of period	$898,328	$428,659

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.     Organization

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these condensed notes to the unaudited consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers to Simon Property Group, Inc. Simon Property is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, as amended (the "Code"). Our partnership agreement requires that we pay all expenses of Simon Property.

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of March 31, 2009, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 163 regional malls, 40 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own interests in four parcels of land held in the United States for future development. In the United States, we have one new property currently under development aggregating approximately 400,000 square feet which will open during 2009. Internationally as of March 31, 2009, we had ownership interests in 52 European shopping centers (France, Italy and Poland); seven Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China. Also, through joint venture arrangements we have ownership interest in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet Center in Japan, and a 32.5% interest in three additional shopping centers under construction in China.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2009 are not necessarily indicative of the results that may be obtained for the full fiscal year.

        These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K.

        As of March 31, 2009, we consolidated 203 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 165 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 93 of the 165 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, Europe, and Asia comprise 62 of the remaining 72 properties that are managed by others. Additionally, we account for our investment in

SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units, or units, and certain series of our preferred units. Simon Property's weighted average ownership interest in us was 80.6% and 79.5% for the quarter ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, Simon Property's ownership interest in us was 81.8% and 80.4%, respectively. We adjust the limited partners' interests at the end of each period to reflect their respective interests in us.

        Preferred unit requirements in the accompanying consolidated statements of operations and cash flows represent distributions on outstanding preferred units of limited partner interests.

  Reclassifications

        We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of Statement of Financial Accounting Standard (SFAS) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51" (SFAS 160) and the application of EITF Topic D-98, "Classification and Measurement of Redeemable Securities" (EITF D-98), to certain redeemable securities, as further described in note 3. The reclassifications had no impact on previously reported net income available to unitholders or earnings per unit.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and money market funds or accounts. Cash and cash equivalents, as of March 31, 2009, includes a balance of $34.4 million related to our co-branded gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions. However, at certain times, the cash and cash equivalents deposited with any institution may be in excess of FDIC and SIPC insurance limits.

  Marketable and Non-Marketable Securities

        Marketable securities consist primarily of the investments of our captive insurance subsidiaries, our investment in shares of common stock of Liberty International PLC, or Liberty, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties that have been sold.

        The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is the owner of other retail assets throughout the United Kingdom. Liberty is a U.K. FTSE 100 listed company. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is adjusted to their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized and recorded in other income, and includes the effect of changes in foreign exchange rates on foreign currency denominated investments. However, if we determine a decline in value is other than temporary, then we recognize the unrealized loss in earnings to write down the investments to fair value.

        Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees who earned the compensation which is in the deferred compensation plan. Changes in the values of these securities are recognized in earnings, but because of the matching liability the impact to net income is zero. As of March 31, 2009 and December 31, 2008, we had investments of $53.0 million and $53.4 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity. During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its fair value.

        The net unrealized losses as of March 31, 2009 were approximately $188.8 million and represented the valuation and related currency adjustments for our marketable securities, including $188.5 million related to our investment in Liberty. We do not consider the decline in value of any of our marketable securities to be an other-than-temporary decline in value as these market value declines have existed for a short period of time, and we have the ability and intent to hold these securities. Further, as it relates to Liberty, we believe its underlying operating fundamentals remain substantially unchanged.

  Fair Value Measurements

        We hold marketable securities that total $316.0 million at March 31, 2009, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross liability balance of $20.5 million, which are classified as having Level 2 inputs. As defined by SFAS No. 157, "Fair Value Measurements" (SFAS 157), Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

  Retrospective Adjustments Related to Noncontrolling Interests and Temporary Equity

        Effective January 1, 2009, we adopted the provisions of SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS 160 also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with our retrospective adoption of SFAS 160, we also performed a concurrent review and retrospectively adopted the measurement provisions of EITF D-98. Upon adoption, we adjusted the carrying amounts of noncontrolling redeemable interests held by third parties in certain of our properties to redemption values at each reporting date. Because holders of the noncontrolling redeemable interests in properties can require us to redeem these interests for cash, we have classified these noncontrolling redeemable interests outside of permanent equity upon the adoption of SFAS 160. These adjustments increased the December 31, 2007 carrying value of these noncontrolling redeemable interests by $41.5 million, with a corresponding decrease to partners' equity. Subsequent adjustments to the carrying amounts of these noncontrolling redeemable interests in properties, to reflect the change in its redemption value at the end of each reporting period, were also reflected in partners' equity.

        Our reassessment of EITF D-98 also resulted in the reclassification of our 6% Series I Convertible Perpetual Preferred Units (Series I Preferred Units), our Series D 8% Cumulative Redeemable Preferred Units (Series D Preferred Units), and our 7.5% Cumulative Redeemable Preferred Units (7.5% Preferred Units) from permanent equity to temporary equity due to the possibility that we could be required to redeem the securities for cash. For the Series I Preferred Units, the reclassification to temporary equity resulted from the holders' ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which would include a change in the majority of Simon Property's directors that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the Series D Preferred Units and 7.5% Preferred Units, the reclassification to temporary equity was required because redemption of these series of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amount of all of these series of preferred units is equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

        As a result of the reclassifications, total equity at December 31, 2008 decreased by $720.2 million from the $3.8 billion previously reported.

        The detail of the carrying value, which is at liquidation value, of the preferred units and the carrying amount of the noncontrolling redeemable interests in properties classified in temporary equity as of March 31, 2009 and December 31, 2008 is as follows:

6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 9,108,635 issued and outstanding	$455,432
Series D 8% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,356,814 issued and outstanding	40,704
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding	85,070

Total carrying value of preferred units	606,743
Noncontrolling redeemable interests in properties	49,378

Total preferred units and noncontrolling redeemable interests in properties as of March 31, 2009 and December 31, 2008	$656,121

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

        A progression of noncontrolling nonredeemable interests in properties for the quarterly periods ending March 31 is as follows:

	2009	2008
Noncontrolling interests redeemable interests in properties at January 1	$(150,810)	$(141,251)
Net income attributable to noncontrolling interests	3,039	2,101
Distributions to noncontrolling interest holders	(5,257)	(6,282)
Other	2,288	149

Total noncontrolling nonredeemable interests in properties as of March 31	$(150,740)	$(145,283)

  Derivative Instruments and Hedging Activities

        Effective January 1, 2009, we adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which amends and expands the disclosure requirements of SFAS No. 133 (SFAS 133). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

        As of March 31, 2009, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$595.0 million
Interest Rate Caps	2	$281.3 million

        The carrying value of our interest rate swap agreements, at fair value, is included with other liabilities and was $20.5 million as of March 31, 2009. The interest rate cap agreements were of no value at March 31, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $67.0 million as of March 31, 2009. There was no significant ineffectiveness from any of our derivative activities during the period.

        We are also exposed to fluctuations in foreign exchange rates on investments denominated in a foreign currency that we hold, primarily in Japan and Europe. We use currency forward agreements to hedge our exposure to changes in foreign exchange rates on certain Yen-denominated receivables. Currency forward agreements involve fixing the USD-Yen exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. We entered into USD-Yen forwards during 2009 for approximately ¥3 billion that we expect to receive over the next 36 months at an average exchange rate of 97.1 USD:Yen. The March 31, 2009 asset balance related to these forwards was not significant and we have reflected the changes in fair value for these forward contracts in income. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts.

        We have no credit-risk-related hedging or derivative activities.

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

	For the Three Months Ended March 31,
	2009	2008
Net Income Attributable to Unitholders — Basic & Dilutive	$132,502	$110,665

Weighted Average Units Outstanding — Basic	292,771,470	281,224,467
Effect of stock options of Simon Property	219,910	616,575

Weighted Average Units Outstanding — Diluted	292,991,380	281,841,042

        For the quarter ended March 31, 2009, potentially dilutive securities include options to purchase shares of Simon Property common stock and certain preferred units that are exchangeable for common units. The only securities that had a dilutive effect for the quarters ended March 31, 2009 and 2008 were stock options of Simon Property.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the United States as of March 31, 2009 and December 31, 2008. We also held interests in two joint ventures which owned 52 European shopping centers as of March 31, 2009 and December 31, 2008. We also held interests in seven joint venture properties under operation in Japan, one joint venture property in China, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Acquisition of The Mills Corporation by SPG-FCM

        On February 16, 2007, SPG-FCM, a 50/50 joint venture between an affiliate of us and funds managed by Farallon Capital Management, L.L.C., or Farallon, entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interest in the 36 properties that remain at March 31, 2009 was completed in April 2007. As of March 31, 2009, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of Mills' preferred stock. As of March 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $536.0 million. During the first quarter of 2009 and 2008, we recorded approximately $2.2 million and $4.5 million in interest income (net of inter-entity eliminations), respectively, related to this loan. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions.

  International Joint Venture Investments

        European Joint Ventures.    We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments was $220.9 million and $224.2 million as of March 31, 2009 and December 31, 2008, respectively, including all related components of other comprehensive income. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI.

        Asian Joint Ventures.    We conduct our investment in the seven international Premium Outlet operations in Japan through joint ventures in which we hold a 40% ownership interest. The carrying amount of our investment in these joint ventures was $290.8 million and $312.6 million as of March 31, 2009 and December 31, 2008, respectively, including all related components of other comprehensive income. On June 1, 2007, we opened Yeoju Premium Outlets, our first Premium Outlet center in South Korea, in which we hold a 50% ownership interest. Our investment in this property was $19.4 million and $18.0 million as of March 31, 2009 and December 31, 2008, respectively, including all related components of other comprehensive income.

        We also own a 32.5% interest in Wal-Mart anchored shopping center joint venture arrangements, and a 32.5% ownership in the management operation overseeing these projects, collectively referred to as Great Mall Investments, Ltd., or GMI. During 2008, GMI completed construction and opened its first center in China, and has three additional centers under construction which are scheduled to open in 2009. We expect our share of the total equity commitment for GMI to be approximately $53.2 million. Our combined investment in GMI was approximately $54.1 million and $53.9 million as of March 31, 2009 and December 31, 2008, respectively, including the related cumulative translation adjustments.

        We account for all of our international joint venture investments using the equity method of accounting.

  Summary Financial Information

        Summary financial information (in thousands) of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of March 31, 2009.

	March 31, 2009	December 31, 2008
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,393,130	$21,472,490
Less — accumulated depreciation	4,001,364	3,892,956

	17,391,766	17,579,534
Cash and cash equivalents	671,179	805,411
Tenant receivables and accrued revenue, net	381,513	428,322
Investment in unconsolidated entities, at equity	227,461	230,497
Deferred costs and other assets	571,131	594,578

Total assets	$19,243,050	$19,638,342

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,514,708	$16,686,701
Accounts payable, accrued expenses, intangibles, and deferred revenue	970,523	1,070,958
Other liabilities	990,809	982,254

Total liabilities	18,476,040	18,739,913
Preferred units	67,450	67,450
Partners' equity	699,560	830,979

Total liabilities and partners' equity	$19,243,050	$19,638,342

Our Share of:
Total assets	$7,888,005	$8,056,873

Partners' equity	$474,933	$533,929
Add: Excess Investment	692,262	749,227

Our net Investment in Joint Ventures	$1,167,195	$1,283,156

Mortgages and other indebtedness	$6,464,913	$6,632,419

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
STATEMENTS OF OPERATIONS	2009	2008
Revenue:
Minimum rent	$466,677	$470,063
Overage rent	20,579	18,716
Tenant reimbursements	237,442	228,745
Other income	38,244	46,091

Total revenue	762,942	763,615
Operating Expenses:
Property operating	148,940	152,924
Depreciation and amortization	187,463	171,699
Real estate taxes	69,389	65,744
Repairs and maintenance	25,723	30,338
Advertising and promotion	14,295	14,296
Provision for credit losses	10,427	5,033
Other	36,315	37,977

Total operating expenses	492,552	478,011

Operating Income	270,390	285,604
Interest expense	(219,151)	(248,873)
(Loss) income from unconsolidated entities	(768)	21

Income from Continuing Operations	50,471	36,752
Income from discontinued joint venture interests	—	47

Net Income	$50,471	$36,799

Third-Party Investors' Share of Net Income	$31,179	$18,651

Our Share of Net Income	19,292	18,148
Amortization of Excess Investment	(13,747)	(11,007)

Income from Unconsolidated Entities, Net	$5,545	$7,141

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $10.7 billion of our senior unsecured notes and our $3.5 billion unsecured credit facility, or Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option if, among other conditions, there is no default.

        In the first three months of 2009, we repaid three series of unsecured notes totaling $700.0 million, which had fixed rates of 3.75%, 7.13% and 3.50%, respectively.

        On March 25, 2009, we issued $650.0 million of senior unsecured notes at a fixed interest rate of 10.35% due April 1, 2019. We used the proceeds from the offering to reduce borrowings on the Credit Facility and general working capital purposes.

        During the three months ended March 31, 2009, we drew amounts from the Credit Facility to fund the repayment of $600.0 million of maturing unsecured notes. We repaid a total of $1.2 billion on the Credit Facility during the quarter ended March 31, 2009. The total outstanding balance of the Credit Facility as of March 31, 2009 was $417.0 million, all related to the U.S. dollar equivalent of Euro and Yen-denominated borrowings, and the maximum amount outstanding during the quarter ended March 31, 2009 was approximately $1.6 billion. During the three months ended March 31, 2009, the weighted average outstanding balance was approximately $1.4 billion.

  Secured Debt

        Total secured indebtedness was $6.3 billion at March 31, 2009 and December 31, 2008.

7.     Equity

        Under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, the Compensation Committee of Simon Property's Board of Directors, or the Board, awarded 242,183 restricted shares of Simon Property common stock as part of the 2008 stock incentive program to employees on February 27, 2009 at a fair market value of $33.10 per share, and 19,315 shares of restricted stock on March 2, 2009 at a fair market value of $29.96 per share. The fair market value of the restricted stock awarded on February 27, 2009 and March 2, 2009, is being recognized as expense over the four-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        During the first quarter of 2009, thirty-four limited partners exchanged 881,072 of our units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        On March 18, 2009, we issued 5,519,765 units to Simon Property and 1,345,151 units to limited partners as part of the quarterly distribution. The closing price per share of the Simon Property common stock on March 18, 2009 was $35.38.

        On March 25, 2009, Simon Property issued 17,250,000 shares of its common stock in a public offering at a public offering price of $31.50 per share. As a result, we issued 17,250,000 units to Simon Property, and used the proceeds from the offering to repay amounts drawn on the Credit Facility and for general working capital purposes.

        On July 26, 2007, the Board authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. No purchases have been made as part of this program in 2009. Simon Property's share repurchase program had remaining availability of approximately $950.7 million at March 31, 2009.

  Temporary Equity

        For the quarter ending March 31, 2009, holders of our Series I preferred units were not permitted to convert their units during the quarter into units as the triggering price of $77.88 was not met as of December 31, 2008. As of March 31, 2009, the conversion trigger price of $77.55 had again not been met.

8.     Commitments and Contingencies

  Litigation

        There have been no material developments with respect to the pending litigation disclosed in our 2008 Annual Report on Form 10-K and no new material developments or litigation has arisen since those disclosures were made.

        We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2009, we have loan guarantees and other guarantee obligations of $48.2 million and $4.1 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness in the event that the joint venture borrower defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property may be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        We had no consolidated property acquisitions or dispositions during the quarter ended March 31, 2009.

10.   Recent Financial Accounting Standards

        In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), "Business Combinations", or SFAS 141(R). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Our adoption of SFAS 141(R), did not have a significant impact on our results of operations or financial position.

        In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157" which permitted a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted SFAS 157 as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

        In June 2008, the FASB ratified Emerging Issue Task Force Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 was effective for us as of January 1, 2009, and our adoption of EITF 07-5 had no impact on our financial position, results of operations or cash flows.

        On January 1, 2009, we adopted FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per unit pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a significant impact on reported earnings per unit.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the financial statements and notes thereto that are included in this report.

Overview

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. We own, develop, and manage retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of March 31, 2009, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 163 regional malls, 40 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 15 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own interests in four parcels of land held in the United States for future development. In the United States, we have one new property currently under development aggregating approximately 0.4 million square feet which will open during 2009. Internationally, we have ownership interests in 52 European shopping centers (France, Italy and Poland); seven Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China. Also, through joint venture arrangements we have ownership interests in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet Center in Japan, and a 32.5% interest in three additional shopping centers under construction in China.

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

        We also grow by generating supplemental revenues from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (including handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  Offering property operating services to our tenants and others, including waste handling and facility services, and the sale of energy, and

  •
  Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels."

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

  Results Overview

        Diluted earnings per unit increased $0.06 during the first quarter of 2009, or 15.4%, to $0.45 from $0.39 for the same period last year. The increase was the result of lease termination settlement income, lower interest expense driven by lower levels of debt and declining LIBOR rates, and reductions in property operating and home office and regional expenses as a result of cost control and cost reduction measures, partially offset by an increase in the provision for credit losses and increases in depreciation and amortization expense.

        Core business fundamentals were affected by the unfavorable economic environment during the first quarter of 2009. Regional mall comparable sales per square foot, or psf, declined 7.3% during the first quarter of 2009 to $455 psf from $491 psf for the same period in 2008. However, our regional mall average base rents increased 6.8% to $40.29 psf as of March 31, 2009, from $37.73 psf as of March 31, 2008 due to releasing of space at higher rents. We were able to release available square feet at higher rents than the expiring rental rates in the regional mall portfolio resulting in a leasing spread of $8.46 psf as of March 31, 2009, representing a 25.0% increase over expiring rents. Regional mall occupancy was 90.8% as of March 31, 2009, as compared to 91.7% as of March 31, 2008 driven by higher bankruptcies and lease terminations. The favorable operating fundamentals of the Premium Outlet centers contributed to the positive operating results for the three month period as occupancy of the portfolio remained high at 96.9%. Premium Outlet comparable sales psf decreased only modestly 0.8% to $507 reflecting the consumer's preference for value, offset by the impact of the economic downturn. Premium Outlet leasing spreads were strong at $8.58, or 33.5% above expiring rents.

        As of March 31, 2009, our effective overall borrowing rate increased 13 basis points to 5.50% as compared to March 31, 2008. This was primarily a result of an increase of our fixed rate debt of $800 million ($15.5 billion at March 31, 2009 versus $14.7 billion at March 31, 2008), which increased the weighted average rate 23 basis points as compared to March 31, 2008. This increase was partially offset by a decrease in the base LIBOR rate applicable to a majority of our floating rate debt (0.55% at March 31,

2009, versus 2.70% at March 31, 2008). Our financing activities for the quarter ended March 31, 2009 included:

  •
  decreasing borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, to approximately $417.0 million as of March 31, 2009. The ending balance is entirely comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings.

  •
  issuing $650.0 million in 10.35% senior unsecured due 2019. We used the proceeds of the offering to reduce borrowings on the Credit Facility and for general working capital purposes.

  •
  redeeming three series of maturing unsecured notes totaling $700.0 million which had fixed rates of 3.75%, 7.13% and 3.50%.

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

	March 31, 2009	%/basis point Change(1)		March 31, 2008
Regional Malls:
Occupancy
Consolidated	90.7%	-120 b	ps	91.9%
Unconsolidated	90.8%	-40 b	ps	91.2%
Total Portfolio	90.8%	-90 b	ps	91.7%

Average Base Rent per Square Foot
Consolidated	$38.79	5.4%		$36.79
Unconsolidated	$43.32	9.3%		$39.64
Total Portfolio	$40.29	6.8%		$37.73

Comparable Sales Per Square Foot
Consolidated	$436	-6.2%		$465
Unconsolidated	$495	-9.3%		$546
Total Portfolio	$455	-7.3%		$491

Premium Outlet Centers:
Occupancy	96.9%	-100 b	ps	97.9%
Average base rent per square foot	$29.21	11.0%		$26.32
Comparable sales per square foot	$507	-0.8%		$511

The Mills®:
Occupancy	89.7%	-450 b	ps	94.2%
Average base rent per square foot	$19.78	2.8%		$19.25
Comparable sales per square foot	$373	-1.3%		$379

Mills Regional Malls:
Occupancy	87.4%	+60 b	ps	86.8%
Average base rent per square foot	$37.14	0.2%		$37.05
Comparable sales per square foot	$410	-9.1%		$450

Community/Lifestyle Centers:
Occupancy
Consolidated	85.7%	-640 b	ps	92.1%
Unconsolidated	90.9%	-500 b	ps	95.9%
Total Portfolio	87.4%	-590 b	ps	93.3%
Average Base Rent per Square Foot
Consolidated	$13.89	8.3%		$12.82
Unconsolidated	$12.39	4.9%		$11.81
Total Portfolio	$13.37	7.2%		$12.47

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.

        Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall gross leasable area, or GLA, owned by us in the regional malls, all tenants at the Premium Outlet centers, all tenants in the Mills portfolio, and all tenants at community/lifestyle centers. Our portfolio has maintained stable occupancy and increased average base rents.

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

  International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	March 31, 2009	%/basis point Change		March 31, 2008
European Shopping Centers:
Occupancy	98.5%	+0 b	ps	98.5%
Comparable sales per square foot	€409	-3.6%		€424
Average base rent per square foot	€30.86	4.0%		€29.68

International Premium Outlets(1)
Occupancy	99.9%	+160 b	ps	98.3%
Comparable sales per square foot	¥91,492	-2.8%		¥94,134
Average base rent per square foot	¥4,705	0.3%		¥4,691

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte), South Korea (Yeoju Premium Outlets), or China (Changshu IN CITY Plaza).

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, property openings, and other activity affected our consolidated results from continuing operations in the comparative periods:

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

        For the purposes of the following comparison between the quarter ended March 31, 2009, and 2008, the above transactions are referred to as the "property transactions". In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2009 and 2008.

  Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

        Minimum rents increased $20.7 million during the period, of which the property transactions accounted for $10.8 million of the increase. Comparable rents increased $9.9 million, or 1.8%. This was primarily due to an increase in minimum rents of $12.9 million and a $0.9 million increase in straight-line rents, offset by a $3.0 million decrease in comparable property activity, primarily attributable to a decline in the fair market value of in-place lease amortization. In addition, decreased rents from carts, kiosks, and other temporary tenants decreased comparable rents by $0.9 million.

        Overage rents decreased $4.2 million, or 25%, as a result of a reduction in tenant sales for the period as compared to the prior year.

        Tenant reimbursements increased $8.5 million, due to a $4.0 million increase attributable to the property transactions and a $4.5 million, or 1.8%, increase in the comparable properties as a result of an increase in reimbursements due to our ongoing initiative to convert our leases to a fixed reimbursement methodology for common area maintenance costs.

        Management fees and other revenues decreased $2.4 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities.

        Total other income increased $0.5 million, and was principally the result of the following:

  •
  a $5.6 million increase in lease settlement income, and

  •
  a $1.9 million increase in net other activity, offset by

  •
  a $5.7 million net decrease in interest income primarily related to the repayment activity and lower interest rates on our loans made to SPG-FCM, and

  •
  a $1.3 million decrease in net land sale activity.

        Property operating costs decreased $6.6 million, or 5.8%, primarily related to our cost control and cost reduction initiatives.

        Depreciation and amortization expense increased $28.3 million due to the impact of our prior year openings and expansion activity and acceleration of depreciation for certain properties scheduled for redevelopment.

        Repairs and maintenance decreased $6.4 million primarily due to our cost savings efforts.

        Provision for credit losses increased $6.4 million due to an increase in the reserve for tenants in default and an increased number of tenants entering bankruptcy proceedings.

        Home and regional office expense decreased $13.4 million primarily due to decreased personnel costs attributable to our cost control initiatives and lower incentive compensation levels.

        Preferred unit distribution requirements decreased $5.5 million as a result of the conversion or exchange of preferred units to units during 2008.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness. Floating rate debt currently comprises only approximately 11% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $472.7 million during the first quarter of 2009. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents increased $124.8 million during the first quarter of 2009 to $898.3 million as of March 31, 2009. Our balance of cash and cash equivalents as of March 31, 2009, and December 31, 2008, includes $34.4 million and $29.8 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

        Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition and development activity, redevelopment capital, and to refinance maturing debt. We are currently seeing unprecedented turmoil in the capital markets. This has significantly impacted the ability to readily access debt and equity capital for many organizations, including ours. We raised approximately $1.2 billion in the public capital markets in the first quarter of 2009; however, there is no assurance we will be able to continue to do so in future periods or on similar terms or conditions. We believe we have sufficient cash on hand and availability under our corporate Credit Facility to address our debt maturities and capital needs through 2010.

Acquisition of The Mills Corporation by SPG-FCM

        On February 16, 2007, SPG-FCM, a 50/50 joint venture between an affiliate of us and funds managed by Farallon Capital Management, L.L.C., or Farallon, entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interest in the 36 properties that remain at March 31, 2009 was completed in April 2007. As of March 31, 2009, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of Mills' preferred stock. As of March 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $536.0 million. During the first quarter of 2009 and 2008, we recorded approximately $2.2 million and $4.5 million in interest income (net of inter-entity eliminations), respectively, related to this loan. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2009, with three available one-year extensions.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the quarter ended March 31, 2009, totaled $472.7 million. In addition, we had net borrowings from all of our debt financing and repayment activities in this period of $629.5 million. These activities are further discussed below in "Financing and Debt." During the 2009 period we also:

  •
  paid unitholder distributions of $25.9 million in cash and $243.3 million in units,

  •
  issued 17,250,000 units to Simon Property and received proceeds from the issuance of $525.7 million in connection with Simon Property's issuance of shares of its common stock in a public offering.

  •
  paid preferred unit distributions totaling $10.7 million,

  •
  funded consolidated capital expenditures of $137.1 million (these capital expenditures include development costs of $58.1 million, renovation and expansion costs of $59.6 million, and tenant costs and other operational capital expenditures of $19.4 million), and

  •
  funded investments in unconsolidated entities of $8.1 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and the cash portion of distributions necessary to maintain Simon Property's REIT qualification for 2009. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from excess cash generated from operations and working capital reserves, and from borrowings on our Credit Facility.

Financing and Debt

  Unsecured Debt

        Our unsecured debt currently consists of $10.7 billion of our senior unsecured notes and the Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        During the three months ended March 31, 2009, we drew amounts from our $3.5 billion Credit Facility to fund the redemption of $600.0 million in maturing series of unsecured notes. We repaid a total of $1.2 billion on our Credit Facility during the quarter ended March 31, 2009. The total outstanding balance of the Credit Facility as of March 31, 2009 was $417.0 million, all of which was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. The maximum outstanding balance during the quarter ended March 31, 2009 was approximately $1.6 billion. During the quarter ended March 31, 2009, the weighted average outstanding balance on the Credit Facility was approximately $1.4 billion.

  Secured Debt

        Total secured indebtedness was $6.3 billion at March 31, 2009, and December 31, 2008.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2009, and December 31, 2008, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2009	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2008	Effective Weighted Average Interest Rate
Fixed Rate	$15,487,021	6.00%	$15,424,318	5.76%
Variable Rate	1,898,025	1.42%	2,618,214	1.31%

	$17,385,047	5.50%	$18,042,532	5.12%

        As of March 31, 2009, we had interest rate cap agreements on approximately $91.3 million of consolidated variable rate debt. We also hold $595.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.73% and a weighted average variable receive rate of 0.51%. As of March 31, 2009, the net effect of these agreements effectively converted $595.0 million of variable rate debt to fixed rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2008 Annual Report on Form 10-K. The following table summarizes the material aspects of our future obligations as of March 31, 2009, for the remainder of 2009 and subsequent years thereafter (dollars in thousands):

	2009	2010-2011	2012-2014	After 2014	Total
Long Term Debt
Consolidated(1)	$629,977	$4,720,395	$6,336,749	$5,699,244	$17,386,365

Pro rata share of Long-Term Debt:
Consolidated(2)	$627,243	$4,672,577	$6,167,730	$5,640,833	$17,108,383
Joint Ventures(2)	377,380	1,362,726	2,515,142	2,199,370	6,454,618

Total Pro Rata Share of Long-Term Debt	$1,004,623	$6,035,303	$8,682,872	$7,840,203	$23,563,001

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts of $1,318 and all required interest payments. We incurred interest expense of $226.0 million, net of capitalized interest of $4.1 million for the three months ended March 31, 2009.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of March 31, 2009, we had loan guarantees and other guarantee obligations of $48.2 million and $4.1 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

        Acquisitions.    Although the acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies, we did not acquire any properties during the first three months of 2009.

        Dispositions.    We continue to pursue the disposal of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. However, we did not dispose of any operating properties during the first quarter of 2009.

Development Activity

        New Domestic Development.    Given the significant downturn in the economy, we have substantially reduced our development spending. We expect to complete construction on Cincinnati Premium Outlets, a 400,000 square foot upscale manufacturers' outlet center located in Monroe, OH, during the third quarter of 2009. The estimated total cost of this project is $92.0 million, and the carrying amount of the construction in progress at March 31, 2009 was $55.4 million. We expect to fund this project with available cash from operations and borrowings from the Credit Facility. We do not expect our share of any other 2009 new development to be significant.

        Strategic Expansions and Renovations.    In addition to new development, we incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Nordstrom at Northshore Mall, Ross Park Mall and South Shore Plaza; a life-style addition at Tacoma Mall; and Phase II expansions at The Domain, Orlando Premium Outlets, and The Promenade at Camarillo. We expect to fund these capital projects with cash flow from operations or borrowings from the Credit Facility. We have other renovation and/or expansion projects currently under construction or in preconstruction development and expect our share of expansion and renovation activities for the remainder of 2009 to be less than $200.0 million.

        International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet Centers in Japan and Mexico where we use Yen and Peso denominated financing, respectively. We expect our share of international development costs for 2009 will be approximately $140.0 million. We expect international development and redevelopment/expansion activity for 2009 to include:

  •
  continuing construction by Gallerie Commerciali Italia, or GCI, on two shopping centers: one in Naples, and one in Sicily with a total GLA of 942,000 square feet.

  •
  completing and opening of Ami Premium Outlets Phase 1, a 227,000 square foot Premium Outlet Center located in Japan. We hold a 40% ownership interest in this property.

  •
  completing and opening of Gotemba Premium Outlets Phase 2, a 176,000 square foot expansion of Gotemba Premium Outlet Center located in Japan. We hold a 40% ownership interest in this property

  •
  completing and opening three additional Wal-Mart anchored shopping centers, all located in China. We hold a 32.5% ownership interest in these centers.

        Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

        The two developments that GCI has under construction in Italy will add approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share is approximately €53 million, or $70.1 million based on current Euro:USD exchange rates.

        The two Premium Outlet developments under construction in Japan which will add approximately 403,000 square feet of GLA for a total net cost of approximately JPY 23.1 billion, of which our share is approximately JPY 9.2 billion, or $94.9 million based on applicable Yen:USD exchange rates.

        As of March 31, 2009, the carrying amount of our 32.5% joint venture investment in GMI including all related components of other comprehensive income was $54.1 million. Currently, one center is open in Changshu, China and three additional centers are under development. The three centers under development will add approximately 1.5 million square feet of GLA for a total net cost of approximately CNY 1.6 billion, of which our share is approximately CNY 527 million, or $77.2 million based on applicable CNY:USD exchange rates.

        During 2008, we acquired approximately 16.7 million shares of stock of Liberty International, PLC, or Liberty. Liberty operates regional shopping centers and is the owner of other prime retail assets throughout the United Kingdom. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £4.7 billion and property investments of £8.6 billion, of which its U.K. regional shopping centers comprise 75%. Assets of the group under control or joint control amount to £11.0 billion. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 5% of their shares and is adjusted to their quoted market price, including a related foreign exchange component.

Distributions and Stock Repurchase Program

        Simon Property's Board of Directors declared and we paid a distribution of $0.90 per unit in the first quarter of 2009. The distribution was paid 10% in cash and 90% in units subject to election by the unitholders. We issued 5,519,765 common units and 1,345,151 limited partner units on March 18, 2009 at a closing price of $35.38 per unit. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and the amount of distributions required to maintain Simon Property's status as a REIT.

        Simon Property recently announced that it intends to pay a quarterly distribution for the second quarter of 2009 of $0.60 per unit, consisting of a combination of cash and units. The cash component of this dividend will not exceed 20% in the aggregate, or $0.12 per share.

        On July 26, 2007, the Simon Property Board of Directors authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon Property may purchase the shares in the open market or in privately negotiated transactions. No purchases have been made as part of this program in 2009. Simon Property's share repurchase program had remaining availability of approximately $950.7 million at March 31, 2009.

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

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

        Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2008.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

        There have been no material developments with respect to the pending litigation disclosed in our 2008 Annual Report on Form 10-K and no new material developments or litigation has arisen since those disclosures were made.

        We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2008 Annual Report on Form 10-K.

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property's Board of Directors pre-approved Ernst & Young, LLP, our independent registered public accounting firm, to perform certain tax compliance services, consulting, and other international services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
3.1	Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996.
3.2
Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units.
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

SIMON PROPERTY GROUP, L.P.
/s/ Stephen E. Sterrett Stephen E. Sterrett Executive Vice President and Chief Financial Officer Simon Property Group, Inc. General Partner of Simon Property Group, L.P.
Date: May 8, 2009