Form 10-Q
period 2009-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2009-08-05
CIK 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

333-157794
(Commission File No.)

34-175576
(I.R.S. Employer Identification No.)

225 West Washington Street
Indianapolis, Indiana 46204
(Address of principal executive offices)

(317) 636-1600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

        Registrant has no common stock outstanding.

Simon Property Group, L.P. and Subsidiaries
Form 10-Q
INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	June 30, 2009	December 31, 2008
		As Adjusted
ASSETS:
Investment properties, at cost	$25,327,605	$25,205,715
Less — accumulated depreciation	6,604,384	6,184,285

	18,723,221	19,021,430
Cash and cash equivalents	2,628,431	773,544
Tenant receivables and accrued revenue, net	343,365	414,856
Investment in unconsolidated entities, at equity	1,552,303	1,663,886
Deferred costs and other assets	1,176,998	1,028,333
Note receivable from related party	586,000	520,700

Total assets	$25,010,318	$23,422,749

LIABILITIES:
Mortgages and other indebtedness	$17,936,403	$18,042,532
Accounts payable, accrued expenses, intangibles, and deferred revenue	984,851	1,086,248
Cash distributions and losses in partnerships and joint ventures, at equity	413,272	380,730
Other liabilities and accrued distributions	178,817	155,151

Total liabilities	19,513,343	19,664,661
Commitments and Contingencies
Preferred Units, various series, at liquidation value, and noncontrolling redeemable interests in properties	571,004	656,121
EQUITY:
Partners' Equity
Preferred units, 796,948 and 891,183 units outstanding, respectively. Liquidation values $39,847 and 42,486, respectively	45,868	48,671
General Partner, 281,071,518 and 231,319,644 units outstanding, respectively	4,184,040	2,576,307
Limited Partners, 57,091,333 and 56,368,410 units outstanding, respectively	849,864	627,799

Total partners' equity	5,079,772	3,252,777
Nonredeemable noncontrolling deficit interests in properties, net	(153,801)	(150,810)

Total equity	4,925,971	3,101,967

Total liabilities and equity	$25,010,318	$23,422,749

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
REVENUE:
Minimum rent	$567,633	$566,199	$1,139,047	$1,116,881
Overage rent	13,493	17,836	25,993	34,487
Tenant reimbursements	257,532	259,803	516,294	510,051
Management fees and other revenues	30,055	34,879	60,706	67,899
Other income	34,899	44,230	80,064	88,927

Total revenue	903,612	922,947	1,822,104	1,818,245

EXPENSES:
Property operating	106,836	111,911	212,983	224,672
Depreciation and amortization	251,685	236,617	508,022	464,660
Real estate taxes	83,076	85,450	171,319	169,970
Repairs and maintenance	20,186	25,845	42,774	54,866
Advertising and promotion	19,823	21,739	38,329	41,112
Provision for credit losses	7,066	6,781	20,081	13,363
Home and regional office costs	26,670	34,844	52,833	74,444
General and administrative	5,310	5,095	9,358	10,397
Impairment charge	140,478	—	140,478	—
Other	17,784	15,627	37,013	33,948

Total operating expenses	678,914	543,909	1,233,190	1,087,432

OPERATING INCOME	224,698	379,038	588,914	730,813
Interest expense	(244,443)	(232,335)	(470,479)	(462,252)
Loss on extinguishment of debt	—	(20,330)	—	(20,330)
Income tax benefit (expense) of taxable REIT subsidiaries	143	(627)	2,666	(604)
Income (loss) from unconsolidated entities	5,494	(11,393)	11,039	(4,252)

CONSOLIDATED NET (LOSS) INCOME	(14,108)	114,353	132,140	243,375
Net income attributable to noncontrolling interests	2,325	2,692	5,364	4,793
Preferred unit requirement	10,681	15,573	21,388	31,828

NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS	$(2,714)	$96,088	$105,388	$206,754

NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$(20,760)	$76,572	$86,008	$164,505
Limited Partners	(6,354)	19,516	19,380	42,249

Net (loss) income attributable to unitholders	$(27,114)	$96,088	$105,388	$206,754

BASIC EARNINGS PER UNIT
Net (Loss) Income attributable to unitholders	$(0.08)	$0.34	$0.34	$0.73

DILUTED EARNINGS PER UNIT
Net (Loss) Income attributable to unitholders	$(0.08)	$0.34	$0.34	$0.73

Consolidated net (loss) income	$(14,108)	$114,353	$132,140	$243,375
Unrealized (loss) income on interest rate hedges	13,198	17,266	(11,229)	(6,619)
Net (loss) gain on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(3,537)	635	(7,047)	3,225
Currency translation adjustments	7,590	14,706	(5,233)	(7,688)
Changes in available-for-sale securities and other	190,030	(4,087)	166,603	(5,342)

Comprehensive income	193,173	142,873	275,234	226,951
Comprehensive income attributable to noncontrolling interests	2,325	2,692	5,364	4,793

Comprehensive income attributable to unitholders	$190,848	$140,181	$269,870	$222,158

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$132,140	$243,375
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	511,832	450,515
Impairment charge	140,478	—
Straight-line rent	(14,482)	(18,324)
Equity in (income) loss of unconsolidated entities	(11,039)	4,252
Distributions of income from unconsolidated entities	53,922	49,990
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	86,919	27,757
Deferred costs and other assets	(26,856)	(37,466)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	14,713	42,825

Net cash provided by operating activities	887,627	762,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	(70,000)	—
Repayments of loans from related parties	4,700	14,000
Capital expenditures, net	(239,711)	(461,563)
Investments in unconsolidated entities	(12,988)	(34,658)
Purchase of marketable and non-marketable securities	(134,391)	(212,865)
Distributions of capital from unconsolidated entities and other	68,448	65,119

Net cash used in investing activities	(383,942)	(629,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,639,579	5,357
Purchase of preferred units and partnership units	—	(14,043)
Preferred unit redemptions	(87,689)	(1,845)
Minority interest distributions	(15,129)	(13,378)
Minority interest contributions	2,704	1,539
Partnership distributions	(87,579)	(538,829)
Mortgage and other indebtedness proceeds, net of transaction costs	2,203,016	3,022,365
Mortgage and other indebtedness principal payments	(2,303,700)	(2,592,226)

Net cash provided by (used in) financing activities	1,351,202	(131,060)

INCREASE IN CASH AND CASH EQUIVALENTS	1,854,887	1,897
CASH AND CASH EQUIVALENTS, beginning of period	773,544	501,982

CASH AND CASH EQUIVALENTS, end of period	$2,628,431	$503,879

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated in millions or billions)

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

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of June 30, 2009, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 163 regional malls, 40 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own an interest in one parcel of land held in the United States for future development. In the United States, we have one new property currently under development aggregating approximately 400,000 square feet which will open during 2009. Internationally as of June 30, 2009, we had ownership interests in 51 European shopping centers (France, Italy and Poland); seven Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China. Also, through joint venture arrangements we have ownership interest in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet center in Japan, and a 32.5% interest in three additional shopping centers under construction in China.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2009 are not necessarily indicative of the results that may be obtained for the full fiscal year.

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

        As of June 30, 2009, we consolidated 203 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 164 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 93 of the 164 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, Europe, and Asia comprise 61 of the remaining 71 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our units of partnership interest, or units, and certain series of our preferred units. Simon Property's weighted average ownership interest in us was 81.6% and 79.6% for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, Simon Property's ownership interest in us was 83.1% and 80.4%, respectively. We adjust the limited partners' interests in the Operating Partnership at the end of each period to reflect their respective interests in us.

        Preferred unit requirements in the accompanying consolidated statements of operations and cash flows represent distributions on outstanding preferred units.

  Reclassifications

        We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of Statement of Financial Accounting Standard (SFAS) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51" (SFAS 160) and the application of EITF Topic D-98, "Classification and Measurement of Redeemable Securities" (EITF D-98), to certain redeemable securities, as further described in note 3. The reclassifications had no impact on previously reported net income available to common unitholders or earnings per unit.

  Subsequent Events

        We have evaluated the financial statements for subsequent events through the time of the filing of this Form 10-Q.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and money market funds or accounts. Cash and cash equivalents, as of June 30, 2009, include a balance of $31.4 million related to our co-branded gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with high credit quality institutions. However, at certain times, the cash and cash equivalents deposited with any institution may be in excess of FDIC and SIPC insurance limits.

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

        The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or using discounted cash flows when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is the owner of other retail assets throughout the United Kingdom. Liberty is a U.K. FTSE 100 listed company. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is adjusted to their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary.

        During the quarterly period ended June 30, 2009, we recognized a non-cash impairment charge of $140.5 million, or $0.42 per diluted unit, representing an other-than-temporary decline in fair value below the carrying value of our investment in Liberty. As of June 30, 2009, we owned 35.4 million shares at a weighted average cost per share of £5.74. As of June 30, 2009, Liberty's quoted market price was £3.97 per share. As a result of the significance and duration of the decline in the total share price, including currency revaluations, the decline in value was deemed an other-than-temporary impairment, which established a new cost basis of our investment in Liberty. Until this quarter, we have marked our Liberty investment to market through other comprehensive income. As a result, the changes in available-for-sale securities and other in the consolidated statement of operations and comprehensive income includes the reclassification of $140.5 million from accumulated other comprehensive income to earnings related to this non-cash impairment charge.

        Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees who earned the compensation which is in the deferred compensation plan. Changes in the values of these securities are recognized in earnings, but because of the matching liability the impact to net income is zero. As of June 30, 2009 and December 31, 2008, we had investments of $52.6 million and $53.4 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity. During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its estimated fair value.

        The net unrealized losses as of June 30, 2009 were approximately $1.3 million and represented the valuation and related currency adjustments for our marketable securities. Other than the adjustment related to our investment in Liberty, we do not consider the decline in value of any of our other marketable and non-marketable securities to be an other-than-temporary decline in value, as these market value declines, if any, have existed for a short period of time, and we have the ability and intent to hold these securities to maturity in the case of debt securities.

  Fair Value Measurements

        We hold marketable securities that total $481.5 million at June 30, 2009, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments, primarily interest rate swap agreements, with a gross liability balance of $14.6 million, which are classified as having Level 2 inputs. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations.

  Retrospective Adjustments Related to Noncontrolling Interests and Temporary Equity

        Effective January 1, 2009, we adopted the provisions of SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. SFAS 160 also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with our retrospective adoption of SFAS 160, we also performed a concurrent review and retrospectively adopted the measurement provisions of EITF D-98. Upon adoption, we adjusted the carrying amounts of noncontrolling redeemable interests held by third parties in certain of our properties to redemption values at each reporting date. Because holders of the noncontrolling redeemable interests in properties can require us to redeem these interests for cash, we have classified these noncontrolling redeemable interests outside of permanent equity upon the adoption of SFAS 160. These adjustments increased the December 31, 2007 carrying value of these noncontrolling redeemable interests by $41.5 million, with a corresponding decrease to partners' equity. Subsequent adjustments to the carrying amounts of these noncontrolling redeemable interests in properties, to reflect the change in its redemption value at the end of each reporting period, are recorded to partners' equity.

        Our reassessment of EITF D-98 also resulted in the reclassification of our 6% Series I Convertible Perpetual Preferred Units (Series I Preferred Units), our Series D 8% Cumulative Redeemable Preferred Units (Series D Preferred Units), and our 7.5% Cumulative Redeemable Preferred Units (7.5% Preferred Units) from permanent equity to temporary equity due to the possibility that we could be required to redeem the securities for cash. For the Series I Preferred Units, the reclassification to temporary equity resulted from the holders' ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which would include a change in the majority of the directors on Simon Property Group's Board of Directors, or the Board, that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the Series D Preferred Units and 7.5% Preferred Units, the reclassification to temporary equity was required because redemption of these series of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amount of all of these series of preferred units is equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

        As a result of the reclassifications, total equity at December 31, 2008 decreased by $720.2 million from the $3.8 billion previously reported. Effective June 30, 2009, we also reclassified $2.6 million to temporary equity related to our Series C Cumulative Redeemable Preferred Units.

        The detail of the carrying value, which is at liquidation value, of the preferred units and the carrying amount of the noncontrolling redeemable interests in properties classified in temporary equity is as follows:

	June 30, 2009	December 31, 2008
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 9,108,635 issued and outstanding	$455,432	$455,432
Series C 7% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 94,235 issued and outstanding	2,639	—
Series D 8% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,269,524 and 1,356,814, respectively, issued and outstanding	38,086	40,704
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537	25,537
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding at 2008	—	85,070

Total carrying value of preferred units	521,694	606,743
Noncontrolling redeemable interests in properties	49,310	49,378

Total preferred units and noncontrolling redeemable interests in properties	$571,004	$656,121

        The adoption of SFAS 160 also resulted in the reclassification to equity of noncontrolling nonredeemable interests (deficit interests) in properties. Further, as a result of the adoption of SFAS 160, net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties) is now excluded from the determination of consolidated net income. Corresponding changes have also been made to the accompanying consolidated statements of cash flows. Such changes result in a net increase to cash flows provided by operating activities with an offsetting increase to cash flows used in financing activities related to distributions to noncontrolling interest holders in properties.

        A progression of noncontrolling nonredeemable interests in properties for the three and six month periods ending June 30 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Noncontrolling interests, beginning of period	$(150,740)	$(145,283)	$(150,810)	$(141,251)
Net income attributable to noncontrolling interests	2,325	2,692	5,364	4,793
Distributions to noncontrolling interest holders	(5,720)	(5,508)	(10,977)	(11,790)
Other	334	2,424	2,622	2,573

Total noncontrolling nonredeemable interests in properties, end of period	$(153,801)	$(145,675)	$(153,801)	$(145,675)

  Derivative Instruments and Hedging Activities

        Effective January 1, 2009, we adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

        As of June 30, 2009, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$695.0 million
Interest Rate Caps	3	$390.0 million

        The carrying value of our interest rate swap agreements, at fair value, is included with other liabilities and was $14.6 million as of June 30, 2009. The interest rate cap agreements were of no net value at June 30, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $57.4 million as of June 30, 2009. There was no significant ineffectiveness from any of our derivative activities during the period.

        We are also exposed to fluctuations in foreign exchange rates on investments denominated in a foreign currency that we hold, primarily in Japan and Europe. We use currency forward agreements to manage our exposure to changes in foreign exchange rates on certain Yen-denominated receivables. Currency forward agreements involve fixing the USD-Yen exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. We entered into USD-Yen forwards during 2009 for approximately ¥3 billion that we expect to receive over the next 33 months at an average exchange rate of 97.1 USD:Yen, of which approximately ¥1.7 billion remains as of June 30, 2009. The June 30, 2009 asset balance related to these forwards was not significant and we have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net (Loss) Income available to Unitholders — Basic & Dilutive	$(27,114)	$96,088	$105,388	$206,754

Weighted Average Units Outstanding — Basic	325,115,460	282,382,491	307,743,270	281,803,492
Effect of stock options of Simon Property	—	588,806	259,551	604,699
Effect of contingently issuable units from unit distributions	—	—	1,897,350	—

Weighted Average Units Outstanding — Diluted	325,115,460	282,971,297	309,900,171	282,408,191

        For the six months ended June 30, 2009, potentially dilutive securities include options to purchase shares of Simon Property common stock, preferred units, contingently issuable units from unit distributions and certain preferred units that are convertible into or exchangeable for units. The only securities that had a dilutive effect for the six months ended June 30, 2009 were stock options of Simon Property and contingently issuable units from unit distributions. Potentially dilutive securities were excluded from the calculation of diluted earnings per unit for the three months ended June 30, 2009 because the effect of their conversion would have been anti-dilutive to net loss attributable to common unitholders. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the United States as of June 30, 2009 and December 31, 2008. We also held interests in two joint ventures which owned 51 European shopping centers as of June 30, 2009 and December 31, 2008. We also held interests in seven joint venture properties under operation in Japan, one joint venture property in China, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Loans to SPG-FCM

        As part of our acquisition of a joint venture interest in The Mills Corporation through SPG-FCM, we made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations, including the redemption of Mills' preferred stock. As of December 31, 2008 and June 30, 2009, the outstanding balance of our remaining loan to SPG-FCM was $520.7 million and $586.0 million, respectively. During the first six months of 2009 and 2008, we recorded approximately $4.5 million and $8.1 million in interest income (net of inter-entity eliminations), respectively, related to this loan. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2010, with two available one-year extensions.

  International Joint Venture Investments

        European Joint Ventures.    We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments was $210.6 million and $224.2 million as of June 30, 2009 and December 31, 2008, respectively, including all related components of other comprehensive income. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI.

        Asian Joint Ventures.    We conduct our investment in the seven international Premium Outlet operations in Japan through joint ventures in which we hold a 40% ownership interest. The carrying amount of our investment in these joint ventures was $296.0 million and $312.6 million as of June 30, 2009 and December 31, 2008, respectively, including all related components of other comprehensive income. On June 1, 2007, we opened Yeoju Premium Outlets, our first Premium Outlet center in South Korea, in which we hold a 50% ownership interest. Our investment in this property was $19.8 million and $18.0 million as of June 30, 2009 and December 31, 2008, respectively, including all related components of other comprehensive income.

        We also own a 32.5% interest in shopping centers located in China which are anchored by Wal-Mart, and a 32.5% ownership in the management operation overseeing these projects, collectively referred to as Great Mall Investments, Ltd., or GMI. During 2008, GMI completed construction and opened its first center in China, and there are three additional centers under construction which are scheduled to be opened in late 2009.            Our combined investment in GMI was approximately $55.1 million and $53.9 million as of June 30, 2009 and December 31, 2008, respectively, including the related cumulative translation adjustments.

        We account for all of our international joint venture investments using the equity method of accounting.

  Summary Financial Information

        Summary financial information (in thousands) of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of June 30, 2009.

	June 30, 2009	December 31, 2008
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,504,051	$21,472,490
Less — accumulated depreciation	4,184,876	3,892,956

	17,319,175	17,579,534
Cash and cash equivalents	740,085	805,411
Tenant receivables and accrued revenue, net	365,331	428,322
Investment in unconsolidated entities, at equity	238,698	230,497
Deferred costs and other assets	577,251	594,578

Total assets	$19,240,540	$19,638,342

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,610,441	$16,686,701
Accounts payable, accrued expenses, intangibles, and deferred revenue	908,549	1,070,958
Other liabilities	1,038,611	982,254

Total liabilities	18,557,601	18,739,913
Preferred units	67,450	67,450
Partners' equity	615,489	830,979

Total liabilities and partners' equity	$19,240,540	$19,638,342

Our Share of:
Total assets	$7,897,076	$8,056,873

Partners' equity	$444,877	$533,929
Add: Excess Investment	694,154	749,227

Our net Investment in Joint Ventures	$1,139,031	$1,283,156

Mortgages and other indebtedness	$6,513,659	$6,632,419

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
STATEMENTS OF OPERATIONS	2009	2008	2009	2008
Revenue:
Minimum rent	$490,889	$478,418	$957,566	$948,481
Overage rent	30,358	26,813	50,937	45,529
Tenant reimbursements	239,202	244,593	476,644	473,338
Other income	40,663	37,427	78,907	83,518

Total revenue	801,112	787,251	1,564,054	1,550,866
Operating Expenses:
Property operating	162,385	163,813	311,325	316,737
Depreciation and amortization	198,025	207,770	385,488	379,469
Real estate taxes	63,385	66,629	132,774	132,373
Repairs and maintenance	24,912	30,165	50,635	60,503
Advertising and promotion	14,636	14,826	28,931	29,122
Provision for credit losses	4,960	2,795	15,387	7,828
Other	51,878	47,628	88,193	85,605

Total operating expenses	520,181	533,626	1,012,733	1,011,637

Operating Income	280,931	253,625	551,321	539,229
Interest expense	(221,269)	(234,837)	(440,420)	(483,710)
Income (loss) from unconsolidated entities	1,555	(4,150)	787	(4,129)

Income from Continuing Operations	61,217	14,638	111,688	51,390
Income from discontinued joint venture interests	—	—	—	47

Net Income	$61,217	$14,638	$111,688	$51,437

Third-Party Investors' Share of Net Income	$41,711	$14,906	$72,890	$33,557

Our Share of Net Income (Loss)	19,506	(268)	38,798	17,880
Amortization of Excess Investment	(14,012)	(11,125)	(27,759)	(22,132)

Income (loss) from Unconsolidated Entities, Net	$5,494	$(11,393)	$11,039	$(4,252)

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $11.3 billion of our senior unsecured notes and our $3.5 billion unsecured credit facility, or Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        In the first six months of 2009, we repaid three series of unsecured notes totaling $700.0 million, which had fixed rates of 3.75%, 7.13% and 3.50%, respectively.

        On March 25, 2009, we issued $650.0 million of senior unsecured notes at a fixed interest rate of 10.35% due April 1, 2019. We used the proceeds from the offering to reduce borrowings on the Credit Facility and for general working capital purposes.

        On May 15, 2009, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 6.75% due May 15, 2014. We used the proceeds from the offering for general working capital purposes.

        During the six months ended June 30, 2009, we drew amounts from the Credit Facility to fund the repayment of $600.0 million of maturing unsecured notes. We repaid a total of $1.2 billion on the Credit

Facility during the six months ended June 30, 2009. The total outstanding balance of the Credit Facility as of June 30, 2009 was $433.5 million, all related to the U.S. dollar equivalent of Euro and Yen-denominated borrowings, and the maximum amount outstanding during the six months ended June 30, 2009 was approximately $1.6 billion. During the six months ended June 30, 2009, the weighted average outstanding balance was approximately $893.4 million.

  Secured Debt

        Total secured indebtedness was $6.2 billion and $6.3 billion at June 30, 2009 and December 31, 2008, respectively.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The fair values of our fixed-rate debt at June 30, 2009 and December 31, 2008 was $14,920 and $12,385, respectively, compared to carrying values at those dates of $15,473 and 14,919, respectively.

7.     Equity

        The Compensation Committee of the Board awarded 242,183 shares of restricted stock of Simon Property as part of the 2008 stock incentive program created under The Simon Property Group, L.P. 1998 Stock Incentive Plan to employees on February 27, 2009 at a fair market value of $33.10 per share, 19,315 shares of restricted stock of Simon Property on March 2, 2009 at a fair market value of $29.96 per share, and 764 shares of restricted stock of Simon Property on April 13, 2009 at a fair market value of $42.65 per share. On May 8, 2009, Simon Property's non-employee Directors were awarded 11,178 shares of restricted stock of Simon Property under this plan at a fair market value of $53.93 per share, and 3,250 shares of restricted stock on June 1, 2009 at a fair market value of $56.39 per share. The fair market value of the restricted stock of Simon Property awarded on February 27, 2009, March 2, 2009 and April 13, 2009 is being recognized as expense over the four-year vesting service period. The fair market value of the restricted stock awarded on May 8, 2008 and June 1, 2009, is being recognized as expense over a one-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        During the first six months of 2009, fifty limited partners exchanged 1,136,948 of our units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        On June 19, 2009, we issued 2,525,204 units to Simon Property and 514,720 units to limited partners related to our quarterly distribution. The closing price per share of the Simon Property common stock on June 19, 2009 was $52.92.

        On March 18, 2009, we issued 5,519,765 units to Simon Property and 1,345,151 units to limited partners related to our quarterly distribution. The closing price per share of the Simon Property common stock on March 18, 2009 was $35.38.

        On May 12, 2009, Simon Property issued 23,000,000 shares of common stock in a public offering at a public offering price of $50.00 per share. As a result, we issued 23,000,000 units to Simon Property, and used the proceeds from the offering for general working capital purposes.

        On March 25, 2009, Simon Property issued 17,250,000 shares of common stock in a public offering at a public offering price of $31.50 per share. As a result, we issued 17,250,000 units to Simon Property, and used the proceeds from the offering to repay amounts drawn on the Credit Facility and for general working capital purposes.

        The Simon Property Board had authorized the repurchase of up to $1.0 billion of common stock through July 2009. No purchases were made as part of this program in 2009. The program was not renewed.

  Temporary Equity

        For the quarter ending June 30, 2009, holders of our Series I Preferred Units were not eligible to convert their preferred units during the quarter into units as the triggering price for Simon Property common stock of $77.55 was not met as of March 31, 2009. As of June 30, 2009, the conversion trigger price of $77.07 had again not been met. On June 30, 2009we redeemed all outstanding 7.75%/8.00% Cumulative Redeemable Preferred Units for cash in the aggregate amount of $85,070. Subsequent to June 30, 2009, we gave notices to the holders of our 7.50% Cumulative Redeemable Preferred Units and 7.00% Cumulative Redeemable Preferred Units of our intention to redeem those securities. The redemption price is the liquidation values, which is also their carrying values, of $25,537 and $2,639, respectively. The redemption price will be paid in the form of additional common units of the Operating Partnership.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2009	$48,671	$2,576,307	$627,799	$(150,810)	$3,101,967
General partner contributions		1,586			1,586
Proceeds of public offering of Simon Property stock		1,638,340			1,638,340
Limited partner units converted to common units		12,973	(12,973)		—
Other	(2,803)	6,859	723	2,622	7,401
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(196,680)	196,680		—
Distributions (and units issued) to limited partners, excluding preferred interests classified as temporary equity	(1,668)	(54,303)	(11,889)	(10,977)	(78,837)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $19,719	1,668	198,958	49,524	5,364	255,514

June 30, 2009	$45,868	$4,184,040	$849,864	$(153,801)	$4,925,971

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

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2009, we have loan guarantees and other guarantee obligations of $47.8 million and $2.0 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness in the event that the joint venture borrower defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property may be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        We had no consolidated property acquisitions or dispositions during the six months ended June 30, 2009.

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

        On January 1, 2009, we adopted FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a significant impact on reported earnings per unit.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165), which is effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement introduces new terminology but is based on the same principles that previously existed in the auditing standards. SFAS 165 requires disclosure of the date through which management has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. Management has evaluated subsequent events through the time these financial statements were filed with the SEC.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS 168), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 defines a new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. SFAS 168 replaces SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles," which was issued in May 2008. The adoption of SFAS 168 will change the manner in which U.S. GAAP guidance is referenced, but it will not have any impact on our financial position or results of operations.

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

        We own, develop, and manage retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of June 30, 2009, we owned or held an interest in 324 income-producing properties in the United States, which consisted of 163 regional malls, 40 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 15 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own an interest in one parcel of land held in the United States for future development. In the United States, we have one new property currently under development aggregating approximately 400,000 square feet which will open during 2009. Internationally, we have ownership interests in 51 European shopping centers (France, Italy and Poland); seven Premium Outlet centers in Japan; one Premium Outlet center in Mexico; one Premium Outlet center in South Korea; and one shopping center in China. Also, through joint venture arrangements we have ownership interests in the following properties under development internationally: a 24% interest in two shopping centers in Italy, a 40% interest in a Premium Outlet center in Japan, and a 32.5% interest in three additional shopping centers under construction in China.

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

  Results Overview

        Diluted earnings per unit decreased $0.39 during the first six months of 2009, or 53.4%, to $0.34 from $0.73 for the same period last year. The decrease in diluted earnings per unit was attributable to a $140.5 million, or $0.45 per unit, other-than-temporary impairment charge relate to our investment in Liberty International, PLC, or Liberty, a U.K. REIT. We recorded the other-than-temporary charge in the first six months of 2009 due to the significance and duration of the decline in quoted fair value, including related currency exchange component, below the carrying value of the securities. During the six months ended June 30, 2008, we recorded a $20.3 million loss on extinguishment of debt related to our redemption of the 7% MandatOry Par Put Remarketed Securities, or MOPPRS. For the quarterly and six-month periods, we also had additional dilution to earnings per unit from Simon Property's 2009 equity offerings of approximately $0.05 per unit.

        Core business fundamentals were affected by the difficult economic environment during the first six months of 2009. Regional mall comparable sales per square foot, or psf, declined 10.5% during the first six months of 2009 to $442 psf from $494 psf for the same period in 2008. However, our regional mall average base rents increased 3.8% to $40.29 psf as of June 30, 2009, from $38.81 psf as of June 30, 2008 due to releasing of space at higher rents. We were able to lease available square feet at higher rents than the expiring rental rates in the regional mall portfolio resulting in a leasing spread of $6.27 psf as of June 30, 2009, representing a 17.0% increase over expiring rents. Regional mall occupancy was 90.9% as of June 30, 2009, as compared to 91.8% as of June 30, 2008 driven by higher bankruptcies and lease terminations. The more stable operating fundamentals of the Premium Outlet centers contributed to the positive operating results for the six month period as occupancy of the portfolio remained high at 97.0% while comparable sales psf decreased 5.0% to $493 as consumers continued to prefer retail value, offset by the impact of the economic downturn. Premium Outlet leasing spreads were $9.57, or 34.6% above expiring rents.

        As of June 30, 2009, our effective overall borrowing rate increased five basis points to 5.57% as compared to June 30, 2008. This was primarily a result of an increase of our fixed rate debt of $400 million ($16.2 billion at June 30, 2009 versus $15.8 billion at June 30, 2008), which increased the weighted average rate 26 basis points as compared to June 30, 2008. This increase was partially offset by a decrease in the base LIBOR rate applicable to a majority of our floating rate debt (0.31% at June 30, 2009, versus 2.46% at June 30, 2008). Financing activities for the six months ended June 30, 2009 included:

  •
  decreasing borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, to approximately $433.5 million as of June 30, 2009. The ending balance is entirely comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings.

  •
  issuing $650.0 million in 10.35% senior unsecured notes due 2019. We used the proceeds of the offering to reduce borrowings on the Credit Facility.

  •
  issuing $600.0 million in 6.75% senior unsecured notes due 2014. We used the proceeds of the offering for general corporate purposes.

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

	June 30, 2009	June 30, 2008	%/basis point Change(1)
Regional Malls:
Occupancy
Consolidated	90.9%	92.0%	-110 b	ps
Unconsolidated	90.9%	91.4%	-50 b	ps
Total Portfolio	90.9%	91.8%	-90 b	ps
Average Base Rent per Square Foot
Consolidated	$38.74	$37.70	2.8%
Unconsolidated	$43.41	$41.04	5.8%
Total Portfolio	$40.29	$38.81	3.8%
Comparable Sales Per Square Foot
Consolidated	$424	$468	-9.4%
Unconsolidated	$481	$552	-12.9%
Total Portfolio	$442	$494	-10.5%
Premium Outlet Centers:
Occupancy	97.0%	98.3%	-130 b	ps
Average base rent per square foot	$32.74	$26.66	22.8%
Comparable sales per square foot	$493	$519	-5.0%
The Mills®:
Occupancy	90.9%	94.4%	-350 b	ps
Average base rent per square foot	$19.77	$19.43	1.7%
Comparable sales per square foot	$369	$380	-2.9%
Mills Regional Malls:
Occupancy	88.4%	87.1%	+130 b	ps
Average base rent per square foot	$36.77	$37.23	-1.2%
Comparable sales per square foot	$397	$449	-11.6%
Community/Lifestyle Centers:
Occupancy	88.5%	93.2%	-470 b	ps
Average Base Rent per Square Foot	$13.37	$12.68	5.4%

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

  International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	June 30, 2009	June 30, 2008	%/basis point Change
European Shopping Centers:
Occupancy	96.0%	98.4%	-240 b	ps
Comparable sales per square foot	€409	€427	-4.2%
Average base rent per square foot	€31.78	€29.81	6.6%
International Premium Outlets(1)
Occupancy	99.8%	100.0%	-20 b	ps
Comparable sales per square foot	¥91,528	¥ 93,847	-2.5%
Average base rent per square foot	¥ 4,723	¥ 4,644	1.7%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte), South Korea (Yeoju Premium Outlets), or China (Changshu IN CITY Plaza).

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following property openings and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On April 23, 2009, we opened The Promenade at Camarillo Premium Outlets, a 220,000 square foot expansion located in Ventura County, north of Los Angeles.

  •
  On November 13, 2008, we opened Jersey Shore Premium Outlets, a 435,000 square foot outlet center with 120 designer and name-brand outlet stores located in Tinton Falls, New Jersey.

  •
  On November 6, 2008, we opened the second phase of Orlando Premium Outlets, a 114,000 square foot expansion, located in Orlando, Florida.

  •
  On May 1, 2008, we opened Pier Park, a 900,000 square foot, open-air lifestyle center located in Panama City, Florida.

  •
  On March 27, 2008, we opened Houston Premium Outlets, a 427,000 square foot outlet center located approximately 30 miles west of Houston in Cypress, Texas.

        In addition to the activities discussed in "Results Overview," the following dispositions and property openings affected our income from unconsolidated entities in the comparative periods:

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

        For the purposes of the following comparison between the six months ended June 30, 2009, and 2008, the above transactions are referred to as the "property transactions". In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2009 and 2008.

  Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

        Minimum rents increased $1.4 million during the period, of which the property transactions accounted for $6.4 million of the increase. Comparable minimum rents decreased $5.0 million, or 0.9%. This was primarily attributable to a decline in the fair market value of in-place lease amortization of $7.2 million and a $6.5 million decrease in straight-line rents, offset by an increase in base minimum rents of $6.5 million and an increase in comparable rents from carts, kiosks, and other temporary tenants of $2.2 million.

        Overage rents decreased $4.3 million, or 24%, as a result of a reduction in tenant sales for the period as compared to the prior year.

        Tenant reimbursements decreased $2.3 million, due to a $2.4 million increase attributable to the property transactions offset by a $4.7 million, or 1.9%, decrease in the comparable properties as a result of a decrease in expenditures allocable to tenants paying common area maintenance on a proportionate basis. We continue to migrate our tenants' payments of common area maintenance contributions to a fixed-payment methodology, which serves to offset the variability of this revenue in relation to variability in the underlying expenses.

        Management fees and other revenues decreased $4.8 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities and lower fee revenue due to the reduction in development, leasing and joint venture property refinancing activity.

        Total other income decreased $9.3 million, and was principally the result of the following:

  •
  a $4.6 million decrease in net land sale activity,

  •
  a $3.1 million net decrease in interest income, primarily attributable to lower reinvestment rates and the lower rate applicable to our loan facility with SPG-FCM (the joint venture that acquired Mills in 2007), and

  •
  a $1.6 million decrease in lease settlement and other miscellaneous income.

        Property operating costs decreased $5.1 million, or 4.5%, primarily related to our cost control and cost reduction initiatives.

        Depreciation and amortization expense increased $15.1 million due to the impact of our prior year openings and expansion activity and acceleration of depreciation for certain properties scheduled for redevelopment.

        Repairs and maintenance decreased $5.7 million primarily due to our cost savings efforts.

        Home and regional office expense decreased $8.2 million primarily due to decreased personnel costs attributable to our cost control initiatives and lower incentive compensation levels.

        During the quarter ended June 30, 2009, we recognized a non-cash impairment charge of $140.5 million, or $0.42 per unit, representing the other-than-temporary decline in the fair value below the carrying value of our investment in Liberty. As of June 30, 2009, we owned 35.4 million shares at a weighted average cost per share of £5.74. As of June 30, 2009, Liberty's quoted market price was £3.97 per share. We recorded the charge to earnings due to the significance and duration of the decline in the total share price, including currency revaluations. As a result, the decline in value was deemed other-than-temporary, which established a new cost basis of our investment in Liberty.

        Interest expense increased $12.1 million primarily related to our issuance of $600 million senior unsecured notes on May 15, 2009 and $650 million senior unsecured notes on March 25, 2009, offset by decreased interest expense on our Credit Facility due to the payoff of the US tranche.

        We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of the $200 million outstanding principal amount of MOPPRS. We extinguished this debt because the remarketing reset base rate of the MOPPRS was above the rate for 30-year U.S. Treasury securities at the time of redemption.

        Income from unconsolidated entities increased $16.9 million as a result of our 2008 joint venture openings and expansion activity, interest rate savings from favorable interest rates and debt refinancings, and additional depreciation provisions related to the finalization of purchase accounting on asset basis step-ups in the 2008 period associated with the acquisition of Mills.

        Preferred unit distribution requirements decreased $4.9 million as a result of the conversion or exchange of preferred units to units during 2008.

  Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

        Minimum rents increased $22.2 million during the period, of which the property transactions accounted for $15.7 million of the increase. Comparable rents increased $6.5 million, or 0.6%. This was primarily due to an increase in minimum rents of $20.7 million due to releasing of space, offset by a $10.2 million decrease in comparable property activity, primarily attributable to a decline in the fair market value of in-place lease amortization, and a $5.5 million decrease in straight-line rents. In addition, increased rents from carts, kiosks, and other temporary tenants increased comparable rents by $1.5 million.

        Overage rents decreased $8.5 million, or 25%, as a result of a reduction in tenant sales for the period as compared to the prior year.

        Tenant reimbursements increased $6.2 million, due to a $6.1 million increase attributable to the property transactions, and the remainder of the increase of $0.1 million attributable to our ongoing initiative to convert our leases to a fixed reimbursement methodology for common area maintenance costs.

        Management fees and other revenues decreased $7.2 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities and lower fee revenue due to the reduction in development, leasing and joint venture property refinancing activity.

        Total other income decreased $8.8 million, and was the result of an $8.8 million net decrease in interest income primarily attributable to lower reinvestment rates and the lower rate applicable to our loan facility with SPG-FCM.

        Property operating costs decreased $11.7 million, or 5.2%, primarily related to our cost control and cost reduction initiatives.

        Depreciation and amortization expense increased $43.4 million due to the impact of our prior year openings and expansion activity and acceleration of depreciation for certain properties scheduled for redevelopment.

        Repairs and maintenance decreased $12.1 million primarily due to our cost savings efforts.

        Provision for credit losses increased $6.7 million due to an increase in the reserve for tenants in default and an increased number of tenants entering bankruptcy proceedings.

        Home and regional office expense decreased $21.6 million primarily due to decreased personnel costs attributable to our cost control initiatives and lower incentive compensation levels.

        As noted above in the quarterly period discussion, we recognized a $140.5 million other-than-temporary impairment charge related to our investment in Liberty.

        Interest expense increased $8.2 million primarily related to our issuance of $600 million senior unsecured notes on May 15, 2009 and $650 million senior unsecured notes on March 25, 2009, offset by decreased interest expense on our Credit Facility due to the payoff of the US tranche and other property debt refinancings.

        We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of the $200 million outstanding principal amount of MOPPRS. We extinguished this debt because the remarketing reset base rate of the MOPPRS was above the rate for 30-year U.S. Treasury securities at the time of redemption.

        Income from unconsolidated entities increased $15.3 million as a result of our 2008 joint venture openings and expansion activity, interest rate savings from favorable interest rates and debt refinancings, and additional depreciation provisions related to the finalization of purchase accounting on asset basis step-ups in the 2008 period associated with the acquisition of Mills.

        Preferred unit distribution requirements decreased $10.4 million as a result of the conversion of preferred units to units during 2008.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness. Floating rate debt currently comprises only approximately 10% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $956.1 million during the first half of 2009. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents increased $1.9 billion during the first six months of 2009 to $2.6 billion as of June 30, 2009. Our balance of cash and cash equivalents as of June 30, 2009, and December 31, 2008, includes $31.4 million and $29.8 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes. The excess cash is being held in a number of financial institutions and is generally invested in overnight investment funds and is available to us as an immediate source of liquidity.

        Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition and development activity, redevelopment capital, and to refinance maturing debt. We continue to see substantial turmoil in the capital markets in recent months. This has impacted the ability to readily access debt and equity capital for many organizations, including ours. We raised approximately $2.9 billion in the public capital markets in the first six months of 2009; however, there is no assurance we will be able to continue to do so in future periods or on similar terms or conditions. We believe we have sufficient cash on hand and availability under our corporate Credit Facility to address our debt maturities and capital needs through 2010.

  Loans to SPG-FCM

        As part of our acquisition of a joint venture interest in The Mills Corporation through SPG-FCM, we made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of Mills' preferred stock. As of December 31, 2008 and June 30, 2009, the outstanding balance of our remaining loan to SPG-FCM was $520.7 million and $586.0 million, respectively. During the first six months of 2009 and 2008, we recorded approximately $4.5 million and $8.1 million in interest income (net of inter-entity eliminations), respectively, related to this loan. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2010, with two available one-year extensions.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2009, totaled $956.1 million. In addition, we had net borrowings from all of our debt financing and repayment activities in this period of $100.7 million. These activities are further discussed below in "Financing and Debt." During the 2009 period we also:

  •
  issued 40,250,000 units to Simon Property and received proceeds from the issuance of $1.6 billion in connection with Simon Property's issuance of shares of its common stock in two separate public offerings,

  •
  paid unitholder distributions of $66.2 million in cash and $404.4 million in units,

  •
  paid preferred unit distributions totaling $21.4 million,

  •
  redeemed $85.1 million aggregate liquidation preference of 7.75%/8% cumulative redeemable preferred units,

  •
  funded consolidated capital expenditures of $239.7 million (these capital expenditures include development costs of $101.1 million, renovation and expansion costs of $111.5 million, and tenant costs and other operational capital expenditures of $27.1 million), and

  •
  funded investments in unconsolidated entities of $13.0 million.

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

Financing and Debt

  Unsecured Debt

        Our unsecured debt currently consists of $11.3 billion of our senior unsecured notes and the Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        During the six months ended June 30, 2009, we drew amounts from our $3.5 billion Credit Facility to fund the redemption of $600.0 million in maturing series of unsecured notes. We repaid a total of $1.2 billion on our Credit Facility during the six months ended June 30, 2009. The total outstanding balance of the Credit Facility as of June 30, 2009 was $433.5 million, all of which was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. The maximum outstanding balance during the quarter ended June 30, 2009 was approximately $1.6 billion. During the six months ended June 30, 2009, the weighted average outstanding balance on the Credit Facility was approximately $893.4 million.

  Secured Debt

        Total secured indebtedness was $6.2 billion and $6.3 billion at June 30, 2009 and December 31, 2008, respectively.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2009, and December 31, 2008, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2009	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2008	Effective Weighted Average Interest Rate
Fixed Rate	$16,167,878	6.05%	$15,424,318	5.76%
Variable Rate	1,768,525	1.21%	2,618,214	1.31%

	$17,936,403	5.57%	$18,042,532	5.12%

        As of June 30, 2009, we had $695.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.68%. As of June 30, 2009, the net effect of these agreements effectively converted $695.0 million of variable rate debt to fixed rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2008 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations as of June 30, 2009, for the remainder of 2009 and subsequent years thereafter (dollars in thousands):

	2009	2010-2011	2012-2014	After 2014	Total
Long-Term Debt
Consolidated(1)	$374,202	$4,748,601	$7,124,079	$5,699,488	$17,946,370

Pro rata share of Long-Term Debt:
Consolidated(2)	$372,785	$4,700,486	$6,954,708	$5,641,080	$17,669,059
Joint Ventures(2)	329,076	1,430,492	2,539,411	2,205,211	6,504,190

Total Pro Rata Share of Long-Term Debt	$701,861	$6,130,978	$9,494,119	$7,846,291	$24,173,249

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts of $9,967 and all required interest payments. We incurred interest expense of $470.5 million, net of capitalized interest of $8.0 million, for the six months ended June 30, 2009.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of June 30, 2009, we had loan guarantees and other guarantee obligations of $47.8 million and $2.0 million, respectively, to support our total $6.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

        Acquisitions.    Although the acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies, we did not acquire any properties during the first six months of 2009.

        Dispositions.    We continue to pursue the disposal of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. However, we did not dispose of any operating properties during the six months of 2009.

Development Activity

        New Domestic Development.    Given the significant downturn in the economy, we have substantially reduced our development spending. We expect to complete construction and open Cincinnati Premium Outlets, a 400,000 square foot upscale manufacturers' outlet center located in Monroe, OH, during the third quarter of 2009. The estimated total cost of this project is $92.0 million, and the carrying amount of the construction in progress at June 30, 2009 was $69.0 million. We expect to fund this project with available cash from operations. We do not expect our share of any other 2009 new development to be significant.

        Strategic Expansions and Renovations.    In addition to new development, we incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Nordstrom at Northshore Mall, Ross Park Mall and South Shore Plaza; a life-style addition at Tacoma Mall; and Phase II expansions at The Domain, Orlando Premium Outlets, and The Promenade at Camarillo. We expect to fund these capital projects with cash flow from operations. Our share of other renovation and/or expansion projects that we expect to initiate or complete in 2009 is approximately $270.0 million.

        International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet centers in Japan and Mexico where we use Yen and Peso denominated financing, respectively. We expect our share of international development costs for 2009 will be approximately $140.0 million, for which funding is already in place. We expect international development and redevelopment/expansion activity for 2009 to include:

  •
  continuing construction by GCI on two shopping centers: one in Naples, and one in Sicily with a total gross leasable area, or GLA, of 942,000 square feet.

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

        Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso, Pounds Sterling and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

        The carrying amount of our total combined investment in our two European joint ventures, Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and GCI, as of June 30, 2009, including all related components of other comprehensive income, was $210.6 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. The total net cost of the 942,000 square feet of GLA under construction in Europe is approximately €221 million, of which our share is approximately €53 million, or $74.5 million based on current Euro:USD exchange rates.

        As of June 30, 2009, the carrying amount of our 40% joint venture investment in the seven Japanese Premium Outlet Centers including all related components of other comprehensive income was $296.0 million. The total net cost of the 403,000 square feet of GLA under construction in Japan is approximately JPY 23.0 billion, of which our share is approximately JPY 9.2 billion, or $96.3 million based on applicable Yen:USD exchange rates.

        As of June 30, 2009, the carrying amount of our 32.5% joint venture investment in GMI including all related components of other comprehensive income was $55.1 million. As of June 30, 2009, one center is open in Changshu, China and three additional centers are under development. The three centers under development will add approximately 1.5 million square feet of GLA for a total net cost of approximately

CNY 1.6 billion, of which our share is approximately CNY 527 million, or $77.2 million based on applicable CNY:USD exchange rates.

        During 2008, we acquired approximately 16.7 million shares of stock of Liberty. Liberty operates regional shopping centers and is the owner of other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £4.7 billion and property investments of £8.6 billion, of which its U.K. regional shopping centers comprise 75%. Assets of the group under control or joint control amount to £11.0 billion. Liberty converted into a U.K. Real Estate Investment Trust (REIT) on January 1, 2007. Our interest in Liberty is less than 7% of their shares and is adjusted to their quoted market price, including a related foreign exchange component. During the quarterly period ended June 30, 2009, we recognized a $140.5 million impairment charge related to this investment as the significance and duration of the decline in fair value below its carrying value was deemed to be other-than-temporary in nature.

Distributions and Stock Repurchase Program

        Simon Property's Board of Directors declared and we paid a distribution of $0.60 per unit in the second quarter of 2009. The distribution was paid 20% in cash and 80% in units. We issued 2,525,204 common units to Simon Property and 514,720 units to limited partners on June 19, 2009. The closing price of a share of Simon Property common stock was $52.92 on the payment date. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and the amount of distributions required to maintain Simon Property's status as a REIT.

        Simon Property recently announced that it intends to pay a quarterly dividend for the third quarter of 2009 of $0.60 per share, consisting of a combination of cash and Simon Property common stock. The cash component of this dividend will not exceed 20% in the aggregate, or $0.12 per share. As a result of Simon Property's dividends, we will make a corresponding distribution of $0.60 per unit, consisting of a combination of cash and units.

        The Simon Property Board of Directors had authorized a common stock repurchase program under which Simon Property may purchase up to $1.0 billion of its common stock through July 2009. During 2009, no purchases were made as part of this program.

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

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

        Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2008.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors pre-approved Ernst & Young, LLP, our independent registered public accounting firm, to perform certain tax compliance services, consulting, and other international services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: August 5, 2009