Form 10-Q
period 2009-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2009-11-13
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Registrant has no common stock outstanding.

Simon Property Group, L.P. and Subsidiaries

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2009	December 31, 2008
	Unaudited	As Adjusted
ASSETS:
Investment properties, at cost	$25,405,801	$25,205,715
Less — accumulated depreciation	6,837,803	6,184,285

	18,567,998	19,021,430
Cash and cash equivalents	3,745,693	773,544
Tenant receivables and accrued revenue, net	352,638	414,856
Investment in unconsolidated entities, at equity	1,507,483	1,663,886
Deferred costs and other assets	1,166,792	1,028,333
Note receivable from related party	636,000	520,700

Total assets	$25,976,604	$23,422,749

LIABILITIES:
Mortgages and other indebtedness	$18,669,121	$18,042,532
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,050,269	1,086,248
Cash distributions and losses in partnerships and joint ventures, at equity	443,081	380,730
Other liabilities and accrued distributions	182,722	155,151

Total liabilities	20,345,193	19,664,661

Commitments and contingencies
Preferred Units, various series, at liquidation value, and noncontrolling redeemable interests in properties	530,438	656,121
EQUITY:
Partners' Equity
Preferred units, 796,948 and 891,183 units outstanding, respectively. Liquidation values $39,847 and $42,486, respectively	45,786	48,671
General Partner, 283,309,181 and 231,319,644 units outstanding, respectively	4,326,639	2,576,307
Limited Partners, 57,959,705 and 56,368,410 units outstanding, respectively	885,149	627,799

Total partners' equity	5,257,574	3,252,777
Nonredeemable noncontrolling deficit interests in properties, net	(156,601)	(150,810)

Total equity	5,100,973	3,101,967

Total liabilities and equity	$25,976,604	$23,422,749

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
REVENUE:
Minimum rent	$570,100	$567,938	$1,709,147	$1,684,819
Overage rent	19,806	26,295	45,799	60,782
Tenant reimbursements	268,611	266,616	784,905	776,667
Management fees and other revenues	29,988	33,350	90,694	101,249
Other income	36,427	41,395	116,491	130,322

Total revenue	924,932	935,594	2,747,036	2,753,839

EXPENSES:
Property operating	113,815	127,515	326,798	352,187
Depreciation and amortization	250,151	235,915	758,173	700,575
Real estate taxes	79,854	84,101	251,173	254,071
Repairs and maintenance	19,151	20,392	61,925	75,258
Advertising and promotion	23,226	22,942	61,555	64,054
(Recovery of) provision for credit losses	(745)	4,004	19,336	17,367
Home and regional office costs	26,899	34,322	79,732	108,766
General and administrative	4,509	5,035	13,867	15,432
Impairment charge	—	—	140,478	—
Other	15,895	18,016	52,908	51,964

Total operating expenses	532,755	552,242	1,765,945	1,639,674

OPERATING INCOME	392,177	383,352	981,091	1,114,165
Interest expense	(257,881)	(239,955)	(728,360)	(702,207)
Loss on extinguishment of debt	—	—	—	(20,330)
Income tax benefit (expense) of taxable REIT subsidiaries	238	(972)	2,904	(1,576)
Income from unconsolidated entities	4,655	17,312	15,694	13,060

CONSOLIDATED NET INCOME	139,189	159,737	271,329	403,112
Net income attributable to noncontrolling interests	2,700	2,758	8,064	7,551
Preferred unit requirements	8,662	15,550	30,050	47,378

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$127,827	$141,429	$233,215	$348,183

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$105,547	$112,809	$191,555	$277,314
Limited Partners	22,280	28,620	41,660	70,869

Net income attributable to unitholders	$127,827	$141,429	$233,215	$348,183

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$0.38	$0.50	$0.73	$1.23

DILUTED EARNINGS PER UNIT
Net Income attributable to unitholders	$0.38	$0.50	$0.73	$1.23

Consolidated net income	$139,189	$159,737	$271,329	$403,112
Unrealized (loss) income on interest rate hedges	4,883	2,838	(6,346)	(3,781)
Net (loss) gain on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(3,769)	(6,739)	(10,816)	(3,514)
Currency translation adjustments	5,928	(3,640)	695	(11,328)
Changes in available-for-sale securities and other	38,362	13,185	204,965	7,843

Comprehensive income	184,593	165,381	459,827	392,332
Comprehensive income attributable to noncontrolling interests	2,700	2,758	8,064	7,551

Comprehensive income attributable to unitholders	$181,893	$162,623	$451,763	$384,781

The accompanying notes are an integral part of these statements.

Unaudited Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$271,329	$403,112
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	765,325	686,852
Impairment charge	140,478	—
Straight-line rent	(20,376)	(26,050)
Equity in income of unconsolidated entities	(15,694)	(13,060)
Distributions of income from unconsolidated entities	75,883	84,296
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	83,518	24,195
Deferred costs and other assets	(38,415)	(26,901)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	79,236	82,920

Net cash provided by operating activities	1,341,284	1,215,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	(120,000)	(8,000)
Repayments of loans from related parties	4,700	25,300
Capital expenditures, net	(313,124)	(668,239)
Investments in unconsolidated entities	(16,569)	(66,315)
Purchase of marketable and non-marketable securities	(132,984)	(355,994)
Sale of marketable and non-marketable securities	44,446	8,459
Distributions of capital from unconsolidated entities and other	162,827	191,508

Net cash used in investing activities	(370,704)	(873,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,639,376	9,452
Purchase of preferred units and partnership units	—	(14,361)
Preferred unit redemptions	(87,689)	(1,845)
Distributions to noncontrolling interest holders in properties	(21,668)	(18,131)
Contributions from noncontrolling interest holders in properties	2,798	1,835
Partnership distributions	(136,880)	(808,540)
Mortgage and other indebtedness proceeds, net of transaction costs	3,121,880	4,109,078
Mortgage and other indebtedness principal payments	(2,516,248)	(3,475,437)

Net cash provided by (used in) financing activities	2,001,569	(197,949)

INCREASE IN CASH AND CASH EQUIVALENTS	2,972,149	144,134
CASH AND CASH EQUIVALENTS, beginning of period	773,544	501,982

CASH AND CASH EQUIVALENTS, end of period	$3,745,693	$646,116

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

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of September 30, 2009, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 163 regional malls, 41 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own an interest in one parcel of land held in the United States for future development. Internationally, as of September 30, 2009, we had ownership interests in 51 European shopping centers (France, Italy and Poland), eight Premium Outlet centers in Japan, one Premium Outlet center in Mexico, one Premium Outlet center in South Korea, and three shopping centers in China. Also, through joint venture arrangements we have ownership interest in the following properties under development internationally: a 24% interest in two shopping centers in Italy and a 32.5% interest in one additional shopping center under construction in China.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant inter-company amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

        As of September 30, 2009, we consolidated 204 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 167 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 93 of the 167 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, Europe, and Asia comprise 64 of the remaining 74 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units of partnership interest, or units, and certain series of our preferred units. Simon Property's weighted average ownership interest in us was 82.1% and 79.7% for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, Simon Property's ownership interest in us was 83.0% and 80.4%, respectively. We adjust the limited partners' interests at the end of each period to reflect their respective interests in us.

        Preferred unit requirements in the accompanying consolidated statements of operations and cash flows represent distributions on outstanding preferred units at the time of declaration of partnership interests held by limited partners.

  Reclassifications

        We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2009 presentation. The reclassifications were to reflect the retrospective adoption of a newly issued accounting standard related to noncontrolling interests in consolidated financial statements and the reassessment of the classification and measurement of redeemable securities, as further described in Note 3. These reclassifications had no impact on previously reported net income available to common unitholders or earnings per unit.

  Subsequent Events

        We have evaluated the financial statements for subsequent events through the time of the filing of this Form 10-Q.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, banker acceptances, Eurodollars, repurchase agreements and money market funds or accounts. Cash and cash equivalents, as of September 30, 2009, include a balance of $30.9 million related to our co-branded gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our tenant receivables. We place our cash and cash equivalents with high credit quality institutions. However, at certain times, the cash and cash equivalents deposited with any institution may be in excess of FDIC and SIPC insurance limits.

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

        The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is the owner of other retail assets throughout the United Kingdom, as well as certain real estate assets in the U.S. Liberty is a U.K. FTSE 100 listed company. Liberty elected to be treated as a U.K. Real Estate Investment Trust on January 1, 2007. Our interest in Liberty is adjusted to their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary.

        During the quarterly period ended June 30, 2009, we recognized a non-cash charge of $140.5 million, or $0.42 per diluted unit, representing an other-than-temporary impairment in fair value below the carrying value of our investment in Liberty. As of June 30 and September 30, 2009, we owned 35.4 million shares at a weighted average cost per share of £5.74. As of June 30, and September 30, 2009, Liberty's quoted market price was £3.97 and £4.79 per share, respectively. As a result of the significance and duration of the decline in the total share price at June 30, 2009, including currency revaluations, the decline in value was deemed an other-than-temporary impairment, which established a new cost basis of our investment in Liberty. As a result, changes in available-for-sale securities and other in the consolidated statement of operations and comprehensive income include the reclassification of $140.5 million from accumulated other comprehensive income to earnings related to this non-cash charge. Prior to the quarter ending June 30, 2009, the changes in value of our Liberty investment were reflected in other comprehensive income. For the quarter ending September 30, 2009, we resumed marking our Liberty investment to market through other comprehensive income. The resulting mark-to-market adjustment for the quarterly period ended September 30, 2009 was an increase in the value of Liberty of $37.7 million with a corresponding adjustment in other comprehensive income.

        Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to this investment portfolio may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees who earned the compensation and who are in the deferred compensation plan. Changes in the values of these securities are recognized in earnings, but because of the matching liability the impact to net income is zero. In addition, as of September 30, 2009 and December 31, 2008, we had investments of $52.3 million and $53.4 million, respectively, which must be used to fund the debt service requirements of previously secured by investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

        During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its estimated fair value.

        The net unrealized gains as of September 30, 2009 were approximately $39.6 million and represented the valuation and related currency adjustments for our marketable securities. As of September 30, 2009, other than the adjustment related to our investment in Liberty recorded during the second quarter, we do not consider the decline in value of any of our other marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Fair Value Measurements

        We hold marketable securities that total $476.0 million at September 30, 2009, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements with a gross liability balance of $16.7 million and interest rate cap agreements with a gross asset value of $3 million, which are offset by a corresponding counter position cap liability of the same amount. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges, and Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. See Note 6 for a discussion of fair value of debt.

  Retrospective Adjustments Related to Noncontrolling Interests and Temporary Equity

        Effective January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. This standard also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with our adoption, we also reviewed and retrospectively adopted the measurement and classification provisions for redeemable securities as further discussed below. As a result, we adjusted the carrying amounts of noncontrolling redeemable interests held by third parties in certain of our properties to redemption values at each reporting date. Because holders of the noncontrolling redeemable interests in properties can require us to redeem these interests for cash, we have classified these noncontrolling redeemable interests outside of permanent equity. These adjustments increased the December 31, 2007 carrying value of these noncontrolling redeemable interests by $41.5 million, with a corresponding decrease to partners' equity. Subsequent adjustments to the carrying amounts of these noncontrolling redeemable interests in properties, to reflect the change in redemption value at the end of each reporting period, are recorded to partners' equity.

        Our reassessment of the measurement and classification provisions for redeemable securities also resulted in the reclassification of our 6% Series I Convertible Perpetual Preferred Units (Series I Preferred Units), our Series D 8% Cumulative Redeemable Preferred Units (Series D Preferred Units), and our 7.5% Cumulative Redeemable Preferred Units (7.5% Preferred Units) from permanent equity to temporary equity due to the possibility that we could be required to redeem the securities for cash. For the Series I Preferred Units, the reclassification to temporary equity resulted from the holders' ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which would include a change in the majority of the directors on Simon Property Group's Board of Directors, or the Board, that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the Series D Preferred Units and 7.5% Preferred Units, the reclassification to temporary equity was required because redemption of these series of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amount of all of these series of preferred units is equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

        As a result of the reclassifications, total equity at December 31, 2008 decreased by $720.2 million from the $3.8 billion previously reported. Effective June 30, 2009, we also reclassified $2.6 million to temporary equity related to our Series C Cumulative Redeemable Preferred Units which were subsequently redeemed during the third quarter 2009.

        Our reassessment also involved an evaluation of the appropriateness of classifying the units held by Simon Property and by our limited partners within permanent equity. We considered several significant factors in determining the appropriate classification of those units in the consolidated balance sheets. First, as a limited partnership, all routine decisions relating to our operations and distributions are made by

Simon Property, acting as our sole General Partner. The decisions of the General Partner are made by the Board and Simon Property's management. We have no other governance structure. Secondly, the sole asset of Simon Property is its interest in us. As a result, a share of Simon Property common stock (if owned by us) is best characterized as being similar to a treasury share and thus not an asset of the Operating Partnership.

        Limited partners have the right under our partnership agreement to exchange their units for shares of Simon Property common stock or cash as selected by the General Partner. Accordingly, we classify limited partner units in permanent equity because we have the unrestricted ability to issue shares of Simon Property common stock to limited partners exercising their exchange rights rather than using cash or other assets. Under our partnership agreement, we are required to redeem units held by Simon Property only when Simon Property has redeemed shares of its common stock. We classify units held by Simon Property in permanent equity because the decision to redeem those units would be made through our governance structure, with Simon Property making the decision on our behalf.

        The detail of the carrying value, which is at liquidation value, of the preferred units and the carrying amount of the noncontrolling redeemable interests in properties classified in temporary equity is as follows:

	September 30, 2009	December 31, 2008
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 9,108,635 issued and outstanding	$455,432	$455,432
Series D 8% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 1,356,814 units issued and outstanding at 2008	—	40,704
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537	25,537
7.75%/8.00% Cumulative Redeemable Preferred Units, 850,698 units issued and outstanding at 2008	—	85,070

Total carrying value of preferred units	480,969	606,743
Noncontrolling redeemable interests in properties	49,469	49,378

Total preferred units and noncontrolling redeemable interests in properties	$530,438	$656,121

        The adoption also resulted in the reclassification to equity of noncontrolling nonredeemable interests (deficit interests) in properties. Further, as a result of the adoption, net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties) is now excluded from the determination of consolidated net income. Corresponding changes have also been made to the accompanying consolidated statements of cash flows. Such changes result in a net increase to cash flows provided by operating activities with an offsetting increase to cash flows used in financing activities related to distributions to noncontrolling interest holders in properties.

        A rollforward of noncontrolling nonredeemable interests in properties for the three and nine month periods ending September 30 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Noncontrolling nonredeemable interests, beginning of period	$(153,801)	$(145,675)	$(150,810)	$(141,251)
Net income attributable to noncontrolling nonredeemable interests	2,700	2,758	8,064	7,551
Distributions to noncontrolling nonredeemable interest holders	(5,592)	(4,363)	(16,569)	(16,153)
Other	92	2,497	2,714	5,070

Total noncontrolling nonredeemable interests in properties, end of period	$(156,601)	$(144,783)	$(156,601)	$(144,783)

  Derivative Instruments and Hedging Activities

        On January 1, 2009, we adopted newly issued accounting guidance on disclosures about derivative instruments and hedging activities which amends and expands previous disclosure requirements. The guidance requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

        As of September 30, 2009, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$695.0 million
Interest Rate Caps	3	$390.0 million

        The carrying value of our interest rate swap agreements, at fair value, is included with other liabilities and was $15.3 million as of September 30, 2009. The interest rate cap agreements were of no net value at September 30, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $56.3 million as of September 30, 2009.

        We are also exposed to fluctuations in foreign exchange rates on investments denominated in a foreign currency that we hold, primarily in Japan and Europe. We use currency forward agreements to manage our exposure to changes in foreign exchange rates on certain Yen-denominated receivables. Currency forward agreements involve fixing the USD-Yen exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. We entered into USD-Yen forwards during 2009 for approximately ¥3 billion that we expect to receive through April 2011 at an average exchange rate of 97.1 USD:Yen, of which approximately ¥1.6 billion remains as of September 30, 2009. The September 30, 2009 liability balance related to these forwards was $1.4 million and is included in other liabilities. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income available to Unitholders — Basic & Dilutive	$127,827	$141,429	$233,215	$348,183

Weighted Average Units Outstanding — Basic	338,766,765	282,384,237	318,198,075	281,998,486
Effect of stock options of Simon Property	336,896	569,458	291,433	592,850
Effect of contingently issuable units from unit distributions	850,185	—	1,544,458	—

Weighted Average Units Outstanding — Diluted	339,953,846	282,953,695	320,033,966	282,591,336

        For the nine months ended September 30, 2009, potentially dilutive securities include options to purchase shares of Simon Property common stock , contingently issuable units from unit distributions and preferred units that are convertible into or exchangeable for units. The only securities that had a dilutive effect for the three and nine months ended September 30, 2009 were stock options of Simon Property and contingently issuable units from unit distributions. For the three and nine months ended September 30, 2008, the only securities that had a dilutive effect were stock options of Simon Property. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the United States as of September 30, 2009 and December 31, 2008. We also held interests in two joint ventures which owned 51 European shopping centers as of September 30, 2009 and December 31, 2008. At September 30, 2009, we also held interests in eight joint venture properties under operation in Japan, three joint venture properties in China, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Loans to SPG-FCM

        As part of the Mills acquisition, we made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations, including the redemption of Mills' preferred stock. As of September 30, 2009 and December 31, 2008, the outstanding balance of our remaining loan to SPG-FCM was $636.0 million and $520.7 million, respectively. During the first nine months of 2009 and 2008, we recorded approximately $6.9 million and $11.7 million in interest income (net of inter-entity eliminations), respectively, related to this loan. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2010, with two available one-year extensions.

  International Joint Venture Investments

        European Joint Ventures.    We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments was $226.8 million and $224.2 million as of September 30, 2009 and December 31, 2008, respectively, including all related components of accumulated other comprehensive income. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI.

        Asian Joint Ventures.    We conduct our investment in the eight international Premium Outlet operations in Japan through joint ventures in which we hold a 40% ownership interest. The carrying amount of our investment in these joint ventures was $310.6 million and $312.6 million as of September 30, 2009 and December 31, 2008, respectively, including all related components of accumulated other comprehensive income. On June 1, 2007, we opened Yeoju Premium Outlets, our first Premium Outlet center in South Korea, in which we hold a 50% ownership interest. Our investment in this property was $22.5 million and $18.0 million as of September 30, 2009 and December 31, 2008, respectively, including all related components of accumulated other comprehensive income.

        We also own a 32.5% interest shopping center joint venture arrangements located in China, and a 32.5% ownership in the management operation overseeing these projects, collectively referred to as Great Mall Investments, Ltd., or GMI. Currently three of the centers are open and operational, and one additional center is under construction and due for completion in late 2009. Our combined investment in GMI was approximately $57.6 million and $53.9 million as of September 30, 2009 and December 31, 2008, respectively, including the related cumulative translation adjustments.

        We account for all of our international joint venture investments using the equity method of accounting.

  Summary Financial Information

        Summary financial information (in thousands) of all of our joint ventures and a summary of our investment in and share of income from such joint ventures follow. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and, as a result, gain unilateral control of the property or are determined to be the primary beneficiary. We reclassify these line items into "Discontinued Joint Venture Interests" and "Consolidated Joint Venture Interests" on the following balance sheets and statements of operations, if material, so that we may present comparative results of operations for these joint venture properties held as of September 30, 2009.

	September 30, 2009	December 31, 2008
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,803,214	$21,472,490
Less — accumulated depreciation	4,390,644	3,892,956

	17,412,570	17,579,534
Cash and cash equivalents	825,816	805,411
Tenant receivables and accrued revenue, net	374,028	428,322
Investment in unconsolidated entities, at equity	243,347	230,497
Deferred costs and other assets	600,125	594,578

Total assets	$19,455,886	$19,638,342

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,896,737	$16,686,701
Accounts payable, accrued expenses, intangibles, and deferred revenue	926,516	1,070,958
Other liabilities	1,107,457	982,254

Total liabilities	18,930,710	18,739,913
Preferred units	67,450	67,450
Partners' equity	457,726	830,979

Total liabilities and partners' equity	$19,455,886	$19,638,342

Our Share of:
Total assets	$7,994,929	$8,056,873

Partners' equity	$369,166	$533,929
Add: Excess Investment	695,236	749,227

Our net Investment in Joint Ventures	$1,064,402	$1,283,156

Mortgages and other indebtedness	$6,649,168	$6,632,419

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
STATEMENTS OF OPERATIONS	2009	2008	2009	2008
Revenue:
Minimum rent	$488,052	$486,586	$1,445,618	$1,435,067
Overage rent	34,204	26,910	85,141	72,439
Tenant reimbursements	243,201	257,259	719,845	730,597
Other income	37,039	61,862	115,946	145,380

Total revenue	802,496	832,617	2,366,550	2,383,483
Operating Expenses:
Property operating	178,291	177,761	489,616	494,498
Depreciation and amortization	194,727	192,787	580,215	572,256
Real estate taxes	57,262	63,254	190,036	195,627
Repairs and maintenance	26,413	28,582	77,048	89,085
Advertising and promotion	16,005	16,119	44,936	45,241
Provision for credit losses	3,523	6,244	18,910	14,072
Other	43,487	37,640	131,680	123,245

Total operating expenses	519,708	522,387	1,532,441	1,534,024

Operating Income	282,788	310,230	834,109	849,459
Interest expense	(221,166)	(243,569)	(661,586)	(727,279)
(Loss) income from unconsolidated entities	(3,170)	346	(2,383)	(3,783)

Income from Continuing Operations	58,452	67,007	170,140	118,397
Income from discontinued joint venture interests	—	—	—	47

Net Income	$58,452	$67,007	$170,140	$118,444

Third-Party Investors' Share of Net Income	$39,710	$37,846	$112,600	$71,403

Our Share of Net Income	18,742	29,161	57,540	47,041
Amortization of Excess Investment	(14,087)	(11,849)	(41,846)	(33,981)

Income from Unconsolidated Entities	$4,655	$17,312	$15,694	$13,060

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $11.6 billion of senior unsecured notes and our $3.5 billion unsecured credit facility, or Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        During the nine months ended September 30, 2009, we repaid five series of unsecured notes totaling $900.0 million, which had fixed rates ranging from 3.50% to 8.63%.

        On March 25, 2009, we issued $650.0 million of senior unsecured notes at a fixed interest rate of 10.35% due April 1, 2019. We used the proceeds from the offering to reduce borrowings on the Credit Facility and for general working capital purposes.

        On May 15, 2009, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 6.75% due May 15, 2014. On August 11, 2009, we issued an additional $500.0 million of the same series of senior unsecured notes in a re-opening of the initial offering. We used the proceeds from the offerings for general working capital purposes.

        During the nine months ended September 30, 2009, we drew amounts from the Credit Facility to fund the repayment of $600.0 million of maturing unsecured notes. We repaid a total of $1.2 billion on the Credit Facility during the nine months ended September 30, 2009. The total outstanding balance of the

Credit Facility as of September 30, 2009 was $456.2 million, all related to the U.S. dollar equivalent of Euro and Yen-denominated borrowings, and the maximum amount outstanding during the nine months ended September 30, 2009 was approximately $1.6 billion. During the nine months ended September 30, 2009, the weighted average outstanding balance was approximately $739.8 million.

  Secured Debt

        Total secured indebtedness was $6.6 billion and $6.3 billion at September 30, 2009 and December 31, 2008, respectively.

        On July 30, 2009, we borrowed $400.0 million on a loan which matures on August 1, 2016 and bears interest at a fixed rate of 8.00%. This loan is secured by cross-collateralized, cross-defaulted mortgages on Greenwood Park Mall, South Park Mall, and Walt Whitman Mall.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The fair values of our fixed-rate debt at September 30, 2009 and December 31, 2008 was $16.5 billion and $12.4 billion, respectively, compared to carrying values at those dates of $16.2 billion and $14.9 billion, respectively.

7.     Equity

        The Compensation Committee of the Board awarded 242,183 shares of restricted stock of Simon Property to employees on February 27, 2009 as part of the 2008 stock incentive program created under The Simon Property Group, L.P. 1998 Stock Incentive Plan at a fair market value of $33.10 per share, 19,315 shares of restricted stock of Simon Property on March 2, 2009 at a fair market value of $29.96 per share, and 764 shares of restricted stock of Simon Property on April 13, 2009 at a fair market value of $42.65 per share. On May 8, 2009, Simon Property's non-employee Directors were awarded 11,178 shares of restricted stock of Simon Property under this plan at a fair market value of $53.93 per share, and 3,250 shares of restricted stock on June 1, 2009 at a fair market value of $56.39 per share. The fair market value of the restricted stock of Simon Property awarded on February 27, 2009, March 2, 2009 and April 13, 2009 is being recognized as expense over the four-year vesting service period. The fair market value of the restricted stock of Simon Property awarded on May 8, 2009 and June 1, 2009, is being recognized as expense over a one-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        During the first nine months of 2009, fifty-eight limited partners exchanged 1,345,567 of our units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        On September 18, 2009, we issued 2,029,044 units to Simon Property and 411,489 units to limited partners related to our quarterly distribution. The price per share of the Simon Property common stock on September 18, 2009 was $73.97.

        On June 19, 2009, we issued 2,525,204 units to Simon Property and 514,720 units to limited partners related to our quarterly distribution. The price per share of the Simon Property common stock on June 19, 2009 was $52.92.

        On May 12, 2009, Simon Property issued 23,000,000 shares of common stock in a public offering at a public offering price of $50.00 per share. As a result, we issued 23,000,000 units to Simon Property and used the proceeds from the offering for general working capital purposes.

        On March 25, 2009, Simon Property issued 17,250,000 shares of common stock in a public offering at a public offering price of $31.50 per share. As a result, we issued 17,250,000 units to Simon Property and used the proceeds from the offering to repay amounts drawn on the Credit Facility and for general working capital purposes.

        On March 18, 2009, we issued 5,519,765 units to Simon Property and 1,345,151 units to limited partners related to our quarterly distribution. The price per share of the Simon Property common stock on March 18, 2009 was $35.38.

        The Board had authorized the repurchase of up to $1.0 billion of Simon Property common stock through July 2009. No purchases were made as part of this program in 2009. The program was not renewed and has now expired.

  Temporary Equity

        For the quarter ending September 30, 2009, holders of our Series I Preferred Units were not eligible to convert their preferred units during the quarter into units as the triggering price of $77.07 was not met as of June 30, 2009. As of September 30, 2009, the conversion trigger price of $75.34 had again not been met. On June 30, 2009, we redeemed all outstanding 7.75%/8.00% Cumulative Redeemable Preferred Units for cash in the aggregate amount of $85,070. The redemption price was the liquidation value of the preferred units which was also its carrying value. On August 27, 2009, we redeemed all outstanding 7.50% Cumulative Redeemable Preferred Units and 7.00% Cumulative Redeemable Preferred Units for units. The redemption price was the liquidation values of $25,537 and $1,875, respectively, which were also their carrying values.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2009	$48,671	$2,576,307	$627,799	$(150,810)	$3,101,967
General partner contributions		1,586			1,586
Proceeds of public offering of Simon Property stock		1,638,340			1,638,340
Limited partner units converted to common units		16,079	(16,079)		—
Preferred units converted to limited partner units			40,724		40,724
Other	(2,885)	11,614	537	2,714	11,980
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(170,655)	170,655		—
Distributions (and units issued) to limited partners, excluding preferred interests classified as temporary equity	(2,502)	(88,095)	(18,737)	(16,569)	(125,903)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $27,547	2,502	341,463	80,250	8,064	432,279

September 30, 2009	$45,786	$4,326,639	$885,149	$(156,601)	$5,100,973

8.     Commitments and Contingencies

  Litigation

        There have been no material developments with respect to the pending litigation disclosed in our 2008 Annual Report on Form 10-K and no new material developments or litigation have arisen since those disclosures were made.

        We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position, results of operations or cash flows. We record a contingent liability when a loss is considered probable and the amount can be reasonably estimated.

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture, and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2009, we have loan guarantees of $48.2 million to support our total $6.6 billion share of joint venture mortgage and other indebtedness in the event that the joint venture borrower defaults under the terms of the underlying arrangement. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property may be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        We had no consolidated property acquisitions or dispositions during the nine months ended September 30, 2009.

10.   Recent Financial Accounting Standards

        In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the guidance which did not have a significant impact on our financial position, results of operations or cash flows.

        In February 2008, the FASB issued a staff position which permitted a one-year deferral for the implementation of previously issued guidance related to fair value measurements with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, we adopted the fair value measurement guidance as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption had no impact on our financial position, results of operations or cash flows. The provisions of the guidance are applied at such time as a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to adoption.

        In June 2008, the FASB ratified guidance which provides an entity use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. On January 1, 2009, we adopted the guidance which had no impact on our financial position, results of operations or cash flows.

        On January 1, 2009, we adopted guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The adoption of the guidance did not have a significant impact on our reported earnings per unit.

        In May 2009, the FASB issued guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement introduces new terminology but is based on the same principles that previously existed in the accounting standards. The guidance requires disclosure of the date through which management has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have any impact on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification) which is effective for interim and annual periods ending after September 15, 2009. The Codification defines a new hierarchy for U.S. GAAP and establishes the Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the Codification changed the manner in which U.S. GAAP guidance is referenced, but did not have any impact on our financial position, results of operations or cash flows.

        In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. Management is in the process of determining the impact of adopting this amendment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the financial statements and notes thereto included in this report.

Overview

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

        We own, develop, and manage retail real estate properties, primarily regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of September 30, 2009, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 163 regional malls, 41 Premium Outlet centers, 70 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 15 other shopping centers or outlet centers in 41 states plus Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own an interest in one parcel of land held in the United States for future development. Internationally, we have ownership interests in 51 European shopping centers (France, Italy and Poland), eight Premium Outlet centers in Japan, one Premium Outlet center in Mexico, one Premium Outlet center in South Korea, and three shopping centers in China. Also, through joint venture arrangements we have ownership interests in the following properties under development internationally: a 24% interest in two shopping centers in Italy and a 32.5% interest in one additional shopping center under construction in China.

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

  Results Overview

        Diluted earnings per unit decreased $0.50 during the first nine months of 2009, or 40.7%, to $0.73 from $1.23 for the same period last year. The decrease in diluted earnings per unit was attributable to a $140.5 million, or $0.45 per unit, other-than-temporary impairment charge related to our investment in Liberty International, PLC, or Liberty, a U.K. REIT. We recorded the other-than-temporary charge in the second quarter of 2009 due to the significance and duration of the decline in quoted fair value, including related currency exchange component, below the carrying value of the securities. During the nine months ended September 30, 2008, we recorded a $20.3 million loss on extinguishment of debt related to our redemption of the 7% MandatOry Par Put Remarketed Securities, or MOPPRS. For the three and nine month periods, we also had additional dilution to earnings per unit from Simon Property's 2009 equity offerings of approximately $0.06 and $0.12 per unit, respectively.

        Core business fundamentals were affected by the difficult economic environment during the first nine months of 2009. Regional mall comparable sales per square foot, or psf, declined 11.2% during the first nine months of 2009 to $438 psf from $493 psf for the same period in 2008. However, our regional mall average base rents increased 2.0% to $40.05 psf as of September 30, 2009, from $39.26 psf as of September 30, 2008 due to releasing of space at higher rents. We were able to lease available square feet at higher rents than the expiring rental rates in the regional mall portfolio resulting in a leasing spread of $4.04 psf as of September 30, 2009, representing a 10.6% increase over expiring rents. Regional mall occupancy was 91.4% as of September 30, 2009, as compared to 92.5% as of September 30, 2008 driven by higher bankruptcies and lease terminations. The more stable operating fundamentals of the Premium Outlet centers contributed to the positive operating results for the nine month period as occupancy of the portfolio remained high at 97.5% while comparable sales psf decreased 4.5% to $492 as consumers continued to prefer retail value, offset by the impact of the economic downturn. Premium Outlet leasing spreads were $9.25, or 32.0% above expiring rents.

        As of September 30, 2009, our effective overall borrowing rate decreased two basis points to 5.62% as compared to September 30, 2008. This is a result of a significant decrease in the base LIBOR rate applicable to a majority of our floating rate debt (0.25% at September 30, 2009, versus 3.93% at September 30, 2008). This decrease was partially offset by an increase of our fixed rate debt of $1.4 billion ($16.9 billion at September 30, 2009 versus $15.4 billion at September 30, 2008), which increased the weighted average rate 34 basis points as compared to September 30, 2008. Financing activities for the nine months ended September 30, 2009 included:

  •
  decreasing borrowings on our $3.5 billion unsecured credit facility, or Credit Facility, to approximately $456.2 million as of September 30, 2009. The ending balance is entirely comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings.

  •
  issuing $650.0 million in 10.35% senior unsecured notes due 2019. We used the proceeds of the offering to reduce borrowings on the Credit Facility.

  •
  issuing $1.1 billion in 6.75% senior unsecured notes due 2014. We used the proceeds of the offering for general corporate purposes.

  •
  redeeming five series of maturing unsecured notes totaling $900.0 million which had fixed rates ranging from 3.50% to 8.63%.

  •
  borrowing $400.0 million on a loan which matures on August 1, 2016 and bears interest at a fixed rate of 8.00%. This loan is secured by cross-collateralized, cross-defaulted mortgages on Greenwood Park Mall, South Park Mall, and Walt Whitman Mall.

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

	September 30, 2009	September 30, 2008	%/basis point Change(1)
Regional Malls:
Occupancy
Consolidated	91.6%	92.9%	-130 bps
Unconsolidated	90.9%	91.7%	-80 bps
Total Portfolio	91.4%	92.5%	-110 bps
Average Base Rent per Square Foot
Consolidated	$38.51	$38.09	1.1%
Unconsolidated	$43.18	$41.58	3.8%
Total Portfolio	$40.05	$39.26	2.0%
Comparable Sales Per Square Foot
Consolidated	$418	$466	-10.3%
Unconsolidated	$481	$553	-13.0%
Total Portfolio	$438	$493	-11.2%
Premium Outlet Centers:
Occupancy	97.5%	98.8%	-130 bps
Average Base Rent per Square Foot	$32.95	$27.12	21.5%
Comparable Sales per Square Foot	$492	$515	-4.5%
The Mills®:
Occupancy	92.4%	94.4%	-200 bps
Average Base Rent per Square Foot	$19.66	$19.46	1.0%
Comparable Sales per Square Foot	$369	$378	-2.4%
Mills Regional Malls:
Occupancy	88.9%	87.6%	+130 bps
Average Base Rent per Square Foot	$35.64	$37.19	-4.2%
Comparable Sales per Square Foot	$388	$442	-12.2%
Community/Lifestyle Centers:
Occupancy	88.9%	91.5%	-260 bps
Average Base Rent per Square Foot	$13.34	$13.00	2.6%

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

  International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	September 30, 2009	September 30, 2008	%/basis point Change
European Shopping Centers:
Occupancy	95.8%	98.1%	-230 bps
Comparable Sales per Square Foot	€409	€429	-5.4%
Average Base Rent per Square Foot	€32.56	€30.11	5.1%
International Premium Outlets(1)
Occupancy	99.7%	98.9%	+80 bps
Comparable Sales per Square Foot	¥93,930	¥94,387	-0.5%
Average Base Rent per Square Foot	¥4,711	¥4,651	1.3%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte), South Korea (Yeoju Premium Outlets), or China (Changshu In City Plaza).

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following property openings and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  On August 6, 2009, we opened Cincinnati Premium Outlets, a 400,000 square foot outlet center located in Warren County, Ohio, north of Cincinnati.

  •
  On April 23, 2009, we opened The Promenade at Camarillo Premium Outlets, a 220,000 square foot expansion located in Ventura County, north of Los Angeles.

  •
  On November 13, 2008, we opened Jersey Shore Premium Outlets, a 435,000 square foot outlet center located in Tinton Falls, New Jersey.

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

        In addition to the activities discussed in "Results Overview," the following dispositions and property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On September 28, 2009, we opened Suzhou In City Plaza, a 750,000 square foot center located in Suzhou, China. We hold a 32.5% ownership interest in this center.

  •
  On September 25, 2009, we opened Zhengzhou In City Plaza, a 465,000 square foot center located in Zhengzhou, China. We hold a 32.5% ownership interest in this center.

  •
  On July 9, 2009, Chelsea Japan Company, Ltd., or Chelsea Japan, the joint venture which operates the Japanese Premium Outlet Centers in which we have a 40% ownership interest, opened Ami Premium Outlets located in Ami, Japan.

  •
  On December 30, 2008, Cincinnati Mills, one of the properties we acquired in the Mills acquisition, was sold. We held a 50% interest the shopping center.

  •
  On October 16, 2008, Chelsea Japan, opened Sendai-Izumi Premium Outlets located in Izumi Park Town, Japan. We hold a 40% ownership interest in Chelsea Japan.

  •
  On August 25, 2008, Gallerie Commerciali Italia, or GCI, one of our European joint ventures in which we hold a 49% ownership interest, opened Monza, a 211,600 square foot shopping center in Monza, Italy.

  •
  On June 5, 2008, we opened Changshu In City Plaza, a 487,000 square foot retail center located in Changshu, China. We hold a 32.5% ownership interest in this center.

  •
  On May 2, 2008, we opened Hamilton Town Center, a 950,000 square foot open-air retail center in Noblesville, Indiana. We hold a 50% ownership interest in this center.

        For the purposes of the following comparison between the nine months ended September 30, 2009, and 2008, the above transactions are referred to as the "property transactions". In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2009 and 2008.

  Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

        Minimum rents increased $2.2 million during the period. The property transactions accounted for a $6.9 million increase offset by a decrease in comparable minimum rents of $4.7 million, or 0.9%. The decrease in comparable minimum rents was primarily attributable to a $2.7 million decline in the fair market value of in-place lease amortization, a $2.9 million decrease in straight-line rents, and a $0.8 million decrease in base minimum rents, offset by a $1.7 million increase in comparable rents from carts, kiosks, and other temporary tenants.

        Overage rents decreased $6.5 million, or 25%, as a result of a reduction in tenant sales for the period as compared to the prior year.

        Tenant reimbursements increased $2.0 million, due to a $3.1 million increase attributable to the property transactions offset by a $1.1 million, or 0.4%, decrease in the comparable properties as a result of a decrease in expenditures allocable to tenants paying common area maintenance on a proportionate basis. We continue to migrate our tenants' payments of common area maintenance contributions to a fixed-payment methodology, which serves to offset the variability of this revenue in relation to variability in the underlying expenses.

        Management fees and other revenues decreased $3.4 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities and lower fee revenue due to the reduction in development, leasing and joint venture property refinancing activity.

        Total other income decreased $5.0 million, and was principally the result of a $5.8 million net decrease in interest income, primarily attributable to lower reinvestment rates and the lower rate applicable to our loan facility with SPG-FCM (the joint venture that acquired Mills in 2007).

        Property operating costs decreased $13.7 million, or 10.7%, primarily related to our cost control and cost reduction initiatives.

        Depreciation and amortization expense increased $14.2 million due to the impact of our prior year openings and expansion activity and acceleration of depreciation for certain properties scheduled for redevelopment.

        The provision for bad debts, net of recoveries, decreased $4.7 million primarily due to the recovery of receivables which had been previously reserved.

        Home and regional office expense decreased $7.4 million primarily due to decreased personnel costs attributable to our cost control initiatives and lower incentive compensation levels.

        Interest expense increased $17.9 million primarily related to our issuance of $500 million of unsecured notes on August 11, 2009, $600 million of senior unsecured notes on May 15, 2009 and $650 million of senior unsecured notes on March 25, 2009, offset by decreased interest expense on our Credit Facility due to the payoff of the US tranche.

        Income from unconsolidated entities decreased $12.7 million primarily due to the gain recognized in 2008 from our disposition of an investment in a 50% owned multi-family residential facility adjacent to one of our regional mall operating properties.

        Preferred unit distribution requirements decreased $6.9 million as a result of the conversion or exchange of preferred units to units during 2008.

  Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

        Minimum rents increased $24.3 million during the period, of which the property transactions accounted for $22.5 million of the increase. Comparable minimum rents increased $1.8 million, or 0.1%. This was primarily due to a $11.5 million increase in minimum rents due to releasing of space, a $3.2 million increase in rents from carts, kiosks, and other temporary tenants, offset by a $12.9 million decrease in comparable property activity, primarily attributable to a decline in the fair market value of in-place lease amortization.

        Overage rents decreased $15.0 million, or 25%, as a result of a reduction in tenant sales for the period as compared to the prior year.

        Tenant reimbursements increased $8.2 million, due to a $9.2 million increase attributable to the property transactions offset by a $1.0 million decrease in the comparable properties as a result of a decrease in expenditures allocable to tenants paying common area maintenance on a proportionate basis.

        Management fees and other revenues decreased $10.6 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities and lower fee revenue due to the reduction in development, leasing and joint venture property refinancing activity.

        Total other income decreased $13.7 million, and was the result of a $14.6 million net decrease in interest income primarily attributable to lower reinvestment rates and the lower rate applicable to our loan facility with SPG-FCM offset by an increase of net other activity of $0.9 million.

        Property operating costs decreased $25.4 million, or 7.2%, primarily related to our cost control and cost reduction initiatives.

        Depreciation and amortization expense increased $57.6 million due to the impact of our prior year openings and expansion activity and acceleration of depreciation for certain properties scheduled for redevelopment.

        Repairs and maintenance decreased $13.3 million primarily due to our cost savings efforts.

        Home and regional office expense decreased $29.0 million primarily due to decreased personnel costs attributable to our cost control initiatives and lower incentive compensation levels.

        During the quarter ended June 30, 2009, we recognized a non-cash charge of $140.5 million representing the other-than-temporary impairment in the fair value below the carrying value of our investment in Liberty. We recorded the charge to earnings due to the significance and duration of the decline in the total share price, including currency revaluations. As a result, the decline in value was deemed an other-than-temporary impairment, which established a new cost basis of our investment in Liberty.

        Interest expense increased $26.2 million primarily related to our issuance of $500 million of unsecured notes on August 11, 2009, $600 million senior unsecured notes on May 15, 2009 and $650 million senior unsecured notes on March 25, 2009, offset by decreased interest expense on our Credit Facility due to the payoff of the US tranche and other property debt refinancings.

        We recognized a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of the $200 million outstanding principal amount of MOPPRS. We extinguished this debt because the remarketing reset base rate of the MOPPRS was above the rate for 30-year U.S. Treasury securities at the time of redemption.

        Income from unconsolidated entities increased $2.6 million as a result of our 2008 joint venture openings and expansion activity, interest rate savings from favorable interest rates and debt refinancings, and additional depreciation provisions related to the finalization of purchase accounting on asset basis step-ups in the 2008 period associated with the acquisition of Mills, offset by the gain recognized in 2008 from our disposition of an investment in a 50% owned multi-family residential facility adjacent to one of our regional mall operating properties.

        Preferred unit distribution requirements decreased $17.3 million as a result of the conversion of preferred units to units during 2008.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness. Floating rate debt currently comprises only approximately 9.7% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.5 billion during the first nine months of 2009. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents increased $3.0 billion during the first nine months of 2009 to $3.7 billion as of September 30, 2009. Our balance of cash and cash equivalents as of September 30, 2009, and December 31, 2008, includes $30.9 million and $29.8 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes. The excess cash is held in a number of financial institutions and is generally invested in overnight investment funds and is available to us as an immediate source of liquidity.

        Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition and development activity, redevelopment capital, and to refinance maturing debt. The turmoil in the capital markets that began in 2008 and which now shows signs of abating had an impact on many businesses', including ours, ability to access debt and equity capital. We raised approximately $3.4 billion in the public capital markets in the first nine months of 2009; however, there is no assurance we will be able to continue to do so in future periods or on similar terms or conditions. We believe we have sufficient cash on hand and availability under our corporate Credit Facility to address our debt maturities and capital needs through 2010.

  Loans to SPG-FCM

        As part of the Mills acquisition, we made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of Mills' preferred stock. As of September 30, 2009 and December 31, 2008, the outstanding balance of our remaining loan to SPG-FCM was $636.0 million and $520.7 million, respectively. During the first nine months of 2009 and 2008, we recorded approximately $6.9 million and $11.7 million in interest income (net of inter-entity eliminations), respectively, related to this loan. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2010, with two available one-year extensions.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2009, totaled $1.5 billion. In addition, we received net proceeds from all of our debt financing and repayment activities in this period of $605.6 million. These activities are further discussed below in "Financing and Debt." During the 2009 period we also:

  •
  issued 40,250,000 units to Simon Property and received proceeds from the issuance of $1.6 billion in connection with Simon Property's issuance of shares of its common stock in two separate public offerings,

  •
  paid unitholder distributions of $106.8 million in cash and $585.3 million in units,

  •
  paid preferred unit distributions totaling $30.1 million,

  •
  redeemed $85.1 million aggregate liquidation preference of 7.75%/8% cumulative redeemable preferred units,

  •
  funded consolidated capital expenditures of $313.1 million (these capital expenditures include development costs of $134.5 million, renovation and expansion costs of $136.5 million, and tenant costs and other operational capital expenditures of $42.1 million), and

  •
  funded investments in unconsolidated entities of $16.6 million.

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

Financing and Debt

  Unsecured Debt

        Our unsecured debt currently consists of $11.6 billion of senior unsecured notes and the Credit Facility. The Credit Facility bears interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points. The Credit Facility matures January 11, 2010 and may be extended one year at our option.

        During the nine months ended September 30, 2009, we drew amounts from our $3.5 billion Credit Facility to fund the redemption of $600.0 million in maturing series of unsecured notes. We repaid a total of $1.2 billion on our Credit Facility during the nine months ended September 30, 2009. The total outstanding balance of the Credit Facility as of September 30, 2009 was $456.2 million, all of which was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. The maximum outstanding balance during the nine months ended September 30, 2009 was approximately $1.6 billion. During the nine months ended September 30, 2009, the weighted average outstanding balance on the Credit Facility was approximately $739.8 million.

  Secured Debt

        Total secured indebtedness was $6.6 billion and $6.3 billion at September 30, 2009 and December 31, 2008, respectively.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2009, and December 31, 2008, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2009	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2008	Effective Weighted Average Interest Rate
Fixed Rate	$16,877,970	6.10%	$15,424,318	5.76%
Variable Rate	1,791,151	1.11%	2,618,214	1.31%

	$18,669,121	5.62%	$18,042,532	5.12%

        As of September 30, 2009, we had $695.0 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.91% and a weighted average variable receive rate of 0.60%. As of September 30, 2009, the net effect of these agreements effectively converted $695.0 million of variable rate debt to fixed rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2008 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations as of September 30, 2009, for the remainder of 2009 and subsequent years thereafter (dollars in thousands):

	2009	2010-2011	2012-2014	After 2014	Total
Long-Term Debt
Consolidated(1)	$162,738	$4,778,374	$7,637,183	$6,078,153	$18,656,448

Pro rata share of Long-Term Debt:
Consolidated(2)	$162,008	$4,730,258	$7,467,812	$6,019,743	$18,379,821
Joint Ventures(2)	262,349	1,497,879	2,638,354	2,241,936	6,640,518

Total Pro Rata Share of Long-Term Debt	$424,357	$6,228,137	$10,106,166	$8,261,679	$25,020,339

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts of $12,673 and all required interest payments. We incurred interest expense of $728.4 million, net of capitalized interest of $11.7 million, for the nine months ended September 30, 2009.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of September 30, 2009, we had loan guarantees of $48.2 million to support our total $6.6 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

        Acquisitions.    Although the acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies, we did not acquire any properties during the first nine months of 2009.

        Dispositions.    We continue to pursue the disposal of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. However, we did not dispose of any operating properties during the first nine months of 2009.

Development Activity

        New Domestic Development.    Given the significant downturn in the economy, we have substantially reduced our development spending. During the third quarter of 2009, we opened Cincinnati Premium Outlets, a 400,000 square foot upscale manufacturers' outlet center located in Monroe, OH. The estimated total cost to complete this project was $93.0 million which was funded with available cash from operations. Other than this new property, we do not expect our share of any other 2009 new developments to be significant.

        Strategic Expansions and Renovations.    In addition to new development, we incur costs related to construction for significant renovation and/or expansion projects at our properties. Included in these projects are the renovation and addition of Nordstrom at Northshore Mall, Ross Park Mall and South Shore Plaza; a life-style addition at Tacoma Mall; and Phase II expansions at The Domain, Orlando Premium Outlets, and The Promenade at Camarillo. We expect to fund these capital projects with cash flow from operations. Our share of the cost of other renovation or expansion projects that we expect to initiate or complete in 2009 is approximately $300.0 million.

        International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet Centers in Japan and Mexico where we use Yen and Peso denominated financing, respectively. We expect our share of international development costs for 2009 will be approximately $140 million. International development and redevelopment/expansion activity for 2009 includes:

  •
  completing and opening of Ami Premium Outlets Phase 1, a 227,000 square foot Premium Outlet Center located in Japan in which we hold a 40% ownership interest

  •
  completing and opening of Gotemba Premium Outlets Phase 2, a 176,000 square foot expansion of Gotemba Premium Outlet Center located in Japan in which we hold a 40% ownership interest and

  •
  completing and opening three additional shopping centers, all located in China, in which we hold a 32.5% ownership interest.

        Currently, our net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. In addition, since cash flows from international operations are currently being reinvested in other development projects, we do not expect to repatriate foreign denominated earnings in the near term.

        The carrying amount of our total combined investment in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and GCI, as of September 30, 2009, including all related components of accumulated other comprehensive income, was $226.8 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. The total net cost of the 942,000 square feet of GLA under construction in Europe is approximately €221 million, of which our share is approximately €53 million, or $77.4 million based on current Euro:USD exchange rates.

        As of September 30, 2009, the carrying amount of our 40% joint venture investment in the eight Japanese Premium Outlet Centers including all related components of accumulated other comprehensive income was $310.6 million. To date in 2009, Ami Premium Outlets completed construction and opened in Japan adding approximately 226,700 square feet of GLA at a total net cost of approximately JPY 15.4 billion, of which our share is approximately JPY 6.2 billion, or $68.5 million based on applicable Yen:USD exchange rates. There is currently one project under construction in Japan, an expansion to Kobe-Sanda Premium Outlets, that will add approximately 176,100 square feet of GLA at a total net cost of approximately JPY 7.6 billion, of which our share is approximately JPY 3.0 billion, or $33.8 million based on applicable Yen:USD exchange rates. In addition, GCI is continuing construction on two shopping centers scheduled for 2010 opening: one in Naples, and one in Sicily with a total gross leasable area, or GLA, of 942,000 square feet.

        As of September 30, 2009, the carrying amount of our 32.5% joint venture investment in Great Mall Investments, Ltd. including all related components of accumulated other comprehensive income was $57.6 million. As of September 30, 2009, three centers are open in China and one additional center is under development. To date in 2009, two centers completed construction and opened in China adding approximately 1.2 million square feet of GLA with an estimated total cost of CNY 1.6 billion, of which our share is approximately CNY 527 million, or $77.3 million based on applicable CNY:USD exchange rates. There is currently one center under development that will add approximately 310,000 square feet of GLA for a total net cost of approximately CNY 513 million, of which our share is approximately CNY 167 million, or $24.4 million based on applicable CNY:USD exchange rates.

        During 2008 and 2009, we acquired approximately 35.4 million shares of stock of Liberty. Liberty operates regional shopping centers and is the owner of other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £4.7 billion and property investments of £8.6 billion, of which its U.K. regional shopping centers comprise 75%. Assets of the group under control or joint control amount to £11.0 billion. Liberty converted into a U.K. Real Estate Investment Trust on January 1, 2007. Our interest in Liberty is approximately 6% of their shares and is adjusted to their quoted market price, including a related foreign exchange component. During the quarterly period ended June 30, 2009, we recognized a $140.5 million charge related to this investment as the significance and duration of the decline in fair value below its carrying value was deemed to be an other-than-temporary impairment.

Distributions and Stock Repurchase Program

        We paid a distribution of $0.60 per unit in the third quarter of 2009. The distribution was paid 20% in cash and 80% in units. We issued 2,029,044 units to Simon Property and 411,489 units to limited partners on September 18, 2009. The closing price of a share of Simon Property common stock was $73.97 on the payment date. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and the amount of distributions required to maintain Simon Property's status as a REIT.

        Simon Property recently announced that it intends to pay a quarterly common stock dividend for the fourth quarter of 2009 of $0.60 per share, consisting of a combination of cash and Simon Property common stock. The cash component of this dividend will not exceed 20% in the aggregate, or $0.12 per share. We will make a corresponding distribution of $0.60 per unit, consisting of a combination of cash and units. We reserve the right to pay the distribution entirely in cash.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

        There have been no material developments with respect to the pending litigation disclosed in our 2008 Annual Report on Form 10-K and no new material developments or litigation have arisen since those disclosures were made.

        We are involved in various other legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a contingent liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2008 Annual Report on Form 10-K.

Item 5.    Other Information

        During the quarter covered by this report, no services were pre-approved by the Audit Committee of Simon Property Group, Inc.'s Board of Directors related to Ernst & Young, LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
Date: November 13, 2009