Form 10-K
period 2009-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2010-03-12
CIK 1022344

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant had no publicly-traded voting equity as of June 30, 2009.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2009

Part I

Item 1.    Business

            Simon Property Group, L.P., is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this report, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® Centers, The Mills®, and community/lifestyle centers. As of December 31, 2009, we owned or held an interest in 321 income-producing properties in the United States, which consisted of 162 regional malls, 41 Premium Outlet Centers, 67 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in The Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own an interest in one parcel of land held in the United States for future development. Internationally, as of December 31, 2009, we had ownership interests in 51 European shopping centers (France, Italy and Poland), eight Premium Outlet Centers in Japan, one Premium Outlet Center in Mexico, and one Premium Outlet Center in South Korea. Also, through joint venture arrangements we have a 24% interest in two shopping centers in Italy currently under development. On February 4, 2010, we and our partner entered into a definitive agreement to sell all of the interests in Simon Ivanhoe S.à.r.l, or Simon Ivanhoe, which owns seven shopping centers located in France and Poland.

            For a description of our operational strategies and developments in our business during 2009, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in Item 7 to this Form 10-K.

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

            We may invest in securities of other entities engaged in real estate activities or securities of other issuers. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary to maintain Simon Property's qualification as a REIT. These REIT limitations mean that Simon Property cannot make an investment that would cause its real estate assets to be less than 75% of its total assets. In addition, at least 75% of Simon Property's gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of Simon Property's income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

            On December 8, 2009, we entered into a new $3.565 billion unsecured revolving corporate credit facility which replaced our $3.5 billion unsecured credit facility, or the Credit Facility, which expired on January 11, 2010. The new credit facility contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The new credit facility matures on March 31, 2013. We also issue debt securities, and we may issue our debt securities which may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

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

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities are structured so that they would not be consolidated with us in the event we would ever become subject to a bankruptcy proceeding. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

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

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including regional malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. Internet retailing sites and catalogs also provide retailers with distribution options beyond existing brick and mortar retail properties and the numerous projects in development by commercial developers, real estate companies and other owners of retail real estate. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties).

            We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality and diversity of our properties;
  •
  our management and operational expertise;
  •
  our extensive experience and relationships with retailers and lenders;
  •
  our mall marketing initiatives and consumer focused strategic corporate alliances; and
  •
  our ability to reduce the total occupancy cost of our tenants.

Certain Activities

            During the past three years, we have:

  •
  issued 6,133,556 units to Simon Property upon limited partners conversion of units for common stock of Simon Property;
  •
  issued 7,661,355 units to other partners upon the conversion of preferred units;
  •
  issued 753,824 restricted units to Simon Property, net of forfeitures, with respect to the issuance of a like number of restricted shares of common stock of Simon Property issued under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 plan;

  •
  issued 694,981 units to Simon Property in exchange for cash contributed by Simon Property resulting from exercise of stock options under the 1998 plan;
  •
  issued 147,241 units for the purchase of Maine Premium Outlets;
  •
  issued 67,309 units to the Mills Limited Partners;
  •
  purchased and retired 23,000 units;
  •
  purchased 572,000 units for $49.3 million;
  •
  redeemed 484,586 limited partner units for cash upon conversion of limited partner units;
  •
  redeemed all outstanding Series D. Series F, and Series G preferred units for units or cash;
  •
  redeemed 5,000 Series I preferred units;
  •
  issued 11,876,076 units and 2,637,341 limited partner units as part of quarterly distributions;
  •
  issued 40,250,000 units to Simon Property in exchange for the cash proceeds of public offerings of an equal number of shares of common stock;
  •
  issued and repurchased 6,000,000 Series L preferred units in 2007;
  •
  borrowed a maximum amount of $2.6 billion under the Credit Facility; the outstanding amount of borrowings under this facility as of December 31, 2009 was $446.1 million, all related to the U.S. dollar equivalent of Euro and Yen-denominated borrowings;
  •
  entered into our new $3.565 billion credit facility on December 8, 2009;
  •
  not made loans to other entities or persons, including our officers and directors, other than to certain joint venture properties;
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire interests in real estate;
  •
  not underwritten securities of other issuers; and
  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At January 5, 2010, we and our affiliates employed approximately 5,200 persons at various properties and offices throughout the United States, of which approximately 1,900 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Chelsea offices in Roseland, New Jersey.

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

            As of December 31, 2009, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $18.6 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from the property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  Disruption in the credit markets or downgrades in our credit ratings may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.

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

            We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful.

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

Retail Operations Risks

  Ongoing economic conditions are adversely affecting the general retail environment.

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence and terrorist activities. The economy appears to be recovering from the recent recession, during which consumer spending in the United States declined significantly. The unemployment rate remains relatively high and consumer confidence remains relatively depressed. We derive our cash flow from operations primarily from retail tenants, many of whom are currently under considerable economic stress. A significant deterioration in our cash flow from operations could require us to curtail planned capital expenditures or seek alternative sources of financing.

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

            Although bankruptcy filings by retailers occur regularly in the course of our operations, the number of tenant bankruptcies has increased in the past two years. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2009, we owned interests in 182 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 164 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 93 of these 164 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 61 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2009, we had loan guarantees to support $47.2 million of our total $6.5 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

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

            Our properties compete with other retail properties and other forms of retailing such as catalogs and e-commerce websites. Competition may come from regional malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development projects. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. Renovations and expansions at competing sites could also negatively affect our properties.

            We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for tenants and qualified management.

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties that operate in Italy, France, Poland, Japan, Korea, and Mexico, and we have a minority investment in common shares of a U.K. retail real estate company. We may pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 6.3% of the GLA of all of our properties at December 31, 2009), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

Risks Relating to Federal Income Taxes

  The failure of either of our two REIT subsidiaries to maintain their qualifications as REITs have adverse tax consequences to us, our unitholders, and Simon Property.

            Simon Property and two of our subsidiaries have elected to qualify as a REIT. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. If either of the REIT subsidiaries fails to comply with those provisions, and if available relief provisions do not apply:

  •
  The REIT subsidiary will not be allowed a deduction for distributions to us in computing its taxable income;
  •
  The REIT subsidiary will be subject to corporate level income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates;
  •
  Unless entitled to relief under relevant statutory provisions, the REIT subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost; and
  •
  Simon Property would also fail to qualify as a REIT as a result of the REIT subsidiary's failure and the same adverse consequences would apply to it and its stockholders.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlet Centers, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 244.8 million square feet of gross leasable area, or GLA, of which we own approximately 152.3 million square feet. Total estimated retail sales at the properties in 2009 were approximately $58 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 162 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.3 million square feet of GLA. Our regional malls contain in the aggregate more than 18,600 occupied stores, including approximately 710 anchors, which are mostly national retailers. For comparative purposes, we separate the information in this section on the 16 regional malls acquired from The Mills Corporation in 2007, or the Mills Regional Malls, from the information on our other regional malls.

            Premium Outlet Centers generally contain a wide variety of designer and manufacturer stores located in an open-air center. Our 41 Premium Outlet Centers range in size from approximately 200,000 to 850,000 square feet of GLA. The Premium Outlet Centers are generally located near major metropolitan areas and tourist destinations including New York City, Los Angeles, Boston, Palm Springs, Orlando, Las Vegas, and Honolulu.

            The Mills generally range in size from 1.0 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The Mills Regional Malls typically range in size from 700,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers.

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

            We also have interests in 15 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 1.0 million square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation.

            The following table provides representative data for our U.S. properties on a gross basis as of December 31, 2009:

	Regional Malls	Premium Outlet Centers	Mills Portfolio (including The Mills and Mills Regional Malls)	Community/ Lifestyle Centers	Other Properties
% of total property annualized base rent	62.7%	15.2%	16.2%	5.1%	0.8%
% of total property GLA	65.4%	7.0%	16.8%	8.3%	2.5%
% of owned property GLA	57.7%	11.1%	19.5%	9.1%	2.6%

            As of December 31, 2009, approximately 92.1% of the owned GLA in regional malls and the retail space of the other properties was leased, approximately 97.9% of owned GLA in the Premium Outlet Centers was leased, approximately 93.9% of the owned GLA for The Mills and 89.3% of owned GLA for the Mills Regional Malls was leased, and approximately 90.7% of owned GLA in the community/lifestyle centers was leased.

            We hold a 100% interest in 200 of our properties, effectively control 18 properties in which we have a joint venture interest, and hold the remaining 103 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 311 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions at any time, which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data for our regional malls, Premium Outlet Centers, The Mills, the Mills Regional Malls, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2009.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson (Greenville)	Fee	100.0%		Built 1972	83.0%		671,881	Belk Ladies Fashion Store, Belk Men's & Home Store, JCPenney, Sears, Dillard's, Books A Million(6)
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	89.8%		440,042	Belk, JCPenney, Sears, Eastwynn Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.4	%(17)	504,334	Marshalls, Filene's Basement
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	95.0%		205,461	Borders Books & Music
5.	Auburn Mall	MA	Auburn (Worcester)	Fee	49.1%	(4)	Acquired 1999	99.4%		588,330	Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach	Fee	33.3%	(4)	Built 1983	96.0%		2,099,768	Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)(2)	Built 1990	94.0%		1,117,396	Belk, Dillard's, JCPenney, Belk Men and Kids, Sears
8.	Bangor Mall	ME	Bangor	Fee	67.4%	(15)	Acquired 2003	91.6%		652,842	Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.0%		1,429,623	Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, AMC Theatre
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.1%		1,198,568	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	93.0%		710,973	Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	97.9%		684,297	Macy's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy, Safeway
13.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	84.7%		1,100,250	Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears, Cinemark Theatres
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.8%		1,319,678	Nordstrom, Macy's, JCPenney, Sears, Macy's Men's Children & Home.
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.5%		628,103	Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	95.8%		765,149	Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	96.6%		1,317,842	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2029-2073)(7)	49.1%	(4)	Acquired 1999	94.5%		725,595	Macy's, Macy's Men's and Home, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	94.3%		1,381,405	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music, AMC Theatres
20.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	76.1	%(17)	1,225,538	Macy's, JCPenney, Sears, Dick's Sporting Goods, Macy's Jr.,(8)
21.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	94.3%		569,861	Belk Women's & Children's, Belk Men's & Home, JCPenney, Sears
22.	Chautauqua Mall	NY	Lakewood (Jamestown)	Fee	100.0%		Built 1971	82.3%		425,291	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
23.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0%	(12)	Built 1989	86.5%		792,428	Macy's, JCPenney, Sears, Target, Burlington Coat Factory(6),(11)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
24.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	98.0%		1,244,020	Macy's, Dillard's Women's & Furniture, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres
25.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)(2)	Built 1995	96.7%		735,922	Nordstrom, Carson Pirie Scott, United Artists Theatre
26.	Coconut Point	FL	Estero (Cape Coral)	Fee	50.0%	(4)	Built 2006	96.2	%(17)	1,196,150	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0%	(4)	Acquired 2005	86.2%		791,943	Macy's, JCPenney, Whole Foods(6),(8)
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	86.2%		636,563	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.6%		768,430	Macy's, Macy's Mens & Children, JCPenney, Sears, Barnes & Noble, Regal Cinema
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.6	%(17)	1,243,500	Neiman Marcus, Barneys New York
31.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	95.9%		941,339	Macy's Mens, Children & Home, Macy's Women, Dillard's, JCPenney, Sears
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.3%		851,563	Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.5%		1,040,700	Macy's, Dillard's, JCPenney, Sears, United Artists Theatre,(11)
34.	Crossroads Mall	NE	Omaha	Fee	100.0%		Acquired 1994	59.7%		677,320	Sears, Target, Barnes & Noble,(11)
35.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	89.2%		782,829	Macy's, JC Penney, Sears, Bed Bath & Beyond, Christmas Tree Store
36.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	77.2%		420,109	JCPenney, Sears, Belk, Kmart, Regal Cinema
37.	Dadeland Mall	FL	Miami	Fee	50.0%	(4)	Acquired 1997	100.0%		1,487,689	Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
38.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	78.2%		678,310	Macy's, JCPenney, Sears,(8)
39.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	92.8	%(17)	674,588	Neiman Marcus, Macy's, Borders Books & Music, Dick's Sporting Goods, Gold Class Cinemas(6), Dillard's(6)
40.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	95.6%		865,310	Macy's, JCPenney, Dillard's
41.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	96.8%		1,050,922	Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
42.	Emerald Square	MA	North Attleboro (Providence—RI)	Fee	49.1%	(4)	Acquired 1999	89.9%		1,022,545	Macy's, Macy's Mens & Home Store, JCPenney, Sears
43.	Empire Mall(1)	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	50.0%	(4)	Acquired 1998	94.5%		1,074,085	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
44.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5%	(4)	Built 1989	99.3	%(17)	988,904	Nordstrom, Macy's
45.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	92.8%		683,490	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
46.	Fashion Valley	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	99.0%		1,723,143	Saks Fifth Avenue, Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
47.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	81.0	%(17)	1,004,241	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen
48.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	96.4%		1,769,207	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M
49.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.7%		500,174	JCPenney, Kohl's, Younkers, Sears, Cinema I & II
50.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.5%		620,431
51.	Galleria, The	TX	Houston	Fee and Ground Lease (2029)	31.5%	(4)	Acquired 2002	94.0%		2,298,144	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, Galleria Tennis/Athletic Club
52.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	83.4%		1,032,675	JCPenney, Sears, Boscov's, Granite Run 8 Theatres, Acme, Kohl's
53.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	87.2	%(17)	1,234,588	Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, AMC Theatres
54.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2009)(7)	49.1%	(4)	Acquired 1999	92.4	%(17)	430,819	T.J. Maxx 'N More, Best Buy, DSW,(8)
55.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.8%		1,280,183	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, AMC Theatres
56.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	82.4%		753,572	Macy's, Dillard's, JCPenney, Sears, Best Buy
57.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	75.0%		Acquired 1998	81.4	%(17)	1,279,516	Belk, JCPenney, Macy's, Sears, Eastern Wells Market(6)
58.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	97.9%		1,231,469	Macy's, Dillard's, JCPenney, Sears, Belk
59.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	97.2%		1,032,630	Dillard's, Macy's, Sears
60.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	82.1%		737,007	Dillard's, Macy's, JCPenney, Sears, AMC Theatres
61.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	93.4%		1,125,708	Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
62.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	84.1%		1,053,052	Macy's, Dillard's, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, General Cinema
63.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	93.9%		580,100	Macy's, Sears, H&M, Movies at Jefferson Valley
64.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	12.4%	(4)(15)	Acquired 2003	93.0	%(17)	2,615,101	Neiman Marcus, Bloomingdale's (Court), Nordstrom, Lord & Taylor, Macy's (Court), JCPenney, Sears, Crate & Barrel,(8)
65.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	79.6	%(17)	978,027	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema,(11)
66.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	98.6%		1,199,643	Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
67.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	92.4%		865,170	Macy's, JCPenney, Sears, Laguna Hills Cinema, Nordstrom Rack, Total Woman Gym & Spa
68.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0%	(4)	Acquired 1998	73.4%		559,088	JCPenney, Sears, Belk, Target, AMC Theatres, Books-A-Million
69.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	97.3%		1,097,944	Dillard's, Macy's, JCPenney, Sears, Regal Cinema
70.	Lehigh Valley Mall	PA	Whitehall	Fee	37.6%	(4)(15)	Acquired 2003	96.8	%(17)	1,169,188	Macy's, JCPenney, Boscov's, Barnes & Noble, HH Gregg(6), Babies R Us
71.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	96.5%		1,544,793	Neiman Marcus, Bloomingdale's, Macy's
72.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	91.2%		858,165	Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Best Buy, Staples, AC Moore, K&G Fashion Superstore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes
73.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	90.7%		737,679	Macy's, JCPenney, Elder-Beerman, Sears
74.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	95.0%		421,382	Kohl's, Carson Pirie Scott
75.	Lindale Mall(1)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	86.5%		688,593	Von Maur, Sears, Younkers
76.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.5%		984,599	Macy's, Lord & Taylor, Sears, Barnes & Noble
77.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	90.3%		638,605	Dillard's, JCPenney, Sears, Bealls,(11)
78.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2039)(9)	47.2%	(4)	Acquired 2002	89.9%		474,929	Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
79.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	98.7%		1,020,232	JCPenney, Sears, Macy's,(11)
80.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	95.8%		1,795,702	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Bed Bath & Beyond(16), Regal Cinema
81.	Mall of New Hampshire, The	NH	Manchester	Fee	49.1%	(4)	Acquired 1999	97.8%		811,290	Macy's, JCPenney, Sears, Best Buy, A.C. Moore
82.	Maplewood Mall	MN	Minneapolis	Fee	100.0%		Acquired 2002	91.0%		929,788	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
83.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	96.4%		416,092	Sears, Target, MC Sporting Goods,(8)
84.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	92.5%		775,281	Dillard's, JCPenney, Sears,(11)
85.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	81.5%		665,119	Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods,(8)
86.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.9	%(17)	1,322,885	Nordstrom, Macy's, Barnes & Noble, Cineplex Odeon, WOW! Work Out World, Fortunoff Backyard Store(6)
87.	Mesa Mall(1)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	87.9%		882,172	Sears, Herberger's, JCPenney, Target, Cabela's(6)
88.	Miami International Mall	FL	Miami	Fee	47.8%	(4)	Built 1982	92.1%		1,071,449	Macy's Mens & Home, Macy's Women & Children, Dillard's, JCPenney, Sears
89.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.9%		617,576	Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
90.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	96.6%		805,552	JCPenney, Sears, Younkers, Barnes & Noble, DSW

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
91.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0%	(15)	Acquired 2003	85.8%		1,147,480	Macy's, JCPenney, Sears, Dick's Sporting Goods,(11)
92.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	92.9%		634,997	Macy's, JCPenney, Sears, Elder Beerman
93.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	96.7%		1,670,157	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
94.	Northfield Square	IL	Bourbonnais	Fee	31.6%	(12)	Built 1990	90.4%		530,011	Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
95.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	94.1%		1,058,542	Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble, Bed Bath & Beyond, DSW
96.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	86.8%		961,104	Macy's, JCPenney, Sears, Kohl's
97.	NorthPark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	90.6%		1,073,101	Dillard's, Von Maur, Younkers, JCPenney, Sears, Barnes & Noble
98.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	93.6	%(17)	1,581,213	JCPenney, Sears, Filene's Basement, Nordstrom, Macy's Mens/Furniture, Macys, H&M, Barnes & Noble, Toys 'R Us, Shaw's Grocery
99.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	95.0%		693,963	Macy's, JCPenney, Sears
100.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	94.5	%(17)	848,974	Dillard's, Dillard's Mens, Macy's
101.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	98.8%		890,133	Macy's, Boscov's, JCPenney, Sears
102.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	98.6%		954,994	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
103.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.5%		1,210,124	Macy's, Carson Pirie Scott, JCPenney, Sears
104.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	91.9	%(17)	1,332,202	Macy's, JCPenney, Sears, United Artists Theatre,(11)
105.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.4%		554,029	Macy's, JCPenney, Sears, Belk
106.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.6%		1,050,684	Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
107.	Pheasant Lane Mall	NH	Nashua (Manchester)	—	—	(14)	Acquired 2002	94.7%		869,722	JCPenney, Sears, Target, Macy's,(8)
108.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	93.7%		818,137	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres
109.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	92.5	%(17)	1,077,281	JCPenney, Sears, Tiendas Capri, Pueblo Xtra, Best Buy
110.	Port Charlotte Town Center	FL	Port Charlotte (Punta Gorda)	Fee	80.0%	(12)	Built 1989	90.3%		766,723	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
111.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	95.3%		791,249	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's
112.	Quaker Bridge Mall	NJ	Lawrenceville (Trenton)	Fee	38.0%	(4)(15)	Acquired 2003	93.0%		1,098,559	Macy's, Lord & Taylor, JCPenney, Sears
113.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.7%		1,016,028	Macy's, JCPenney, Sears, Barnes & Noble, Regal Cinemas
114.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.2	%(17)	1,356,960	Macy's, Carson Pirie Scott, JCPenney, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
115.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.3%		1,243,848	Macy's, Lord & Taylor, JCPenney, Sears
116.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	86.7	%(17)	883,369	Dillard's, Macy's, JCPenney, Sears
117.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	96.1	%(17)	2,225,748	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, Xsport Fitness
118.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	94.8%		1,208,241	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's
119.	Rushmore Mall(1)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	76.2%		835,097	JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys R Us,(11)
120.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	97.4%		692,275	Macy's, Sears,(11)
121.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4)(2)	Built 1995	89.2%		1,125,976	Macy's, Dillard's, Belk, JCPenney, Sears, United Artists Theatre, H&M
122.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	97.7%		1,148,957	Saks Fifth Avenue, Nordstrom, Macy's (2 locations)
123.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5%	(4)(2)	Built 1999	90.8%		514,429	NikeTown, Barnes & Noble, GameWorks, Z Gallerie, LA Fitness, AMC Theatres, Splitsville
124.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)	Acquired 1995	95.3%		1,287,415	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
125.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	99.2%		886,327	Macy's, JCPenney, Sears, Regal Cinema
126.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	94.2	%(17)	1,141,179	Macy's, Sears, Barnes & Noble, Carmike Cinemas,(11)
127.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.4%		1,160,760	Macy's, Lord & Taylor, Sears, Filene's Basement, Nordstrom(6), Target(6)
128.	Southern Hills Mall(1)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	81.9%		796,680	Younkers, JCPenney, Sears, Scheel's Sporting Goods, Barnes & Noble, Carmike Cinemas
129.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	94.0%		1,190,065	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
130.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(10)	100.0%		Acquired 2002	94.0%		1,625,365	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, Joseph Beth Booksellers
131.	SouthPark Mall	IL	Moline	Fee	50.0%	(4)	Acquired 1998	76.1%		1,017,116	Dillard's, Von Maur, Younkers, JCPenney, Sears
132.	SouthRidge Mall(1)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	53.4%		889,046	JCPenney, Younkers, Sears, Target
133.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0%	(4)(15)	Acquired 2005	84.6%		589,263	Macy's, Target
134.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	97.2%		929,330	Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Dick's Sporting Goods, Filene's Basement
135.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.4%		979,904	Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
136.	St. Johns Town Center	FL	Jacksonville	Fee	50.0%	(4)	Built 2005	99.1%		1,222,579	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart
137.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.0	%(17)	1,364,356	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
138.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	94.7%		770,221	Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
139.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	94.1%		917,642	Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Sears, Forever 21,(8)
140.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	87.5%		1,248,990	Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21(6)
141.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	90.2%		862,773	Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
142.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	83.2%		1,081,725	Macy's, Dillard's, JCPenney, Sears, Century Theatres
143.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	98.7%		1,753,585	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
144.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	95.5%		1,275,928	Belk, Macy's, JCPenney, Sears, Macy's Furniture
145.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	93.8%		1,120,581	Dillard's, Von Maur, JCPenney, Sears
146.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	85.4%		941,485	Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
147.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	89.7%		878,213	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Regal Cinema
148.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	93.1%		1,095,029	Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
149.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	91.3%		922,625	Macy's, JCPenney, Sears, Barnes & Noble
150.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	80.4%		739,469	Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
151.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	50.7%		651,110	Dillard's, JCPenney, Sears, Big Lots(6), Forever 21
152.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	82.8%		506,333	JCPenney, Belk, Target, Books A Million,(8)
153.	Virginia Center Commons	VA	Glen Allen (Richmond)	Fee	100.0%		Built 1991	89.3%		784,830	Macy's, Dillard's Men's, Dillard's Women's, Children's & Home, JCPenney, Sears
154.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2022)	100.0%		Acquired 1998	95.5%		1,027,405	Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
155.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	74.2%		963,220	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Kerasotes Theatres,(11)
156.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	92.3%		992,403	Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory
157.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	98.0%		1,335,164	Belk Women, Dillard's, JCPenney, Belk Men, Home and Kids, Sears, Regal Cinema

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
158.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	94.0	%(17)	827,393	Neiman Marcus, Nordstrom
159.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	86.5%		1,186,978	Macy's, JCPenney, Sears, Target
160.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	81.2	%(17)	919,871	Macy's, Bergner's, Sears, Dick's Sporting Goods,(8)
161.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	94.4%		1,152,554	Macy's, Dillard's, JCPenney, Sears, Malco Theatres
162.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.7%		1,092,057	Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA									160,034,865

	Premium Outlet Centers
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	92.8%		429,563	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Lucky Brand, Nautica, Nike, Old Navy, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	99.8%		441,542	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	93.7%		300,383	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Liz Claiborne, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger
4.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	98.0%		673,912	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Giorgio Armani, Hugo Boss, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
5.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	99.7%		288,029	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Guess, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger
6.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Ground Lease (2029)	100.0%		Acquired 2004	99.1%		438,981	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Liz Claiborne, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
7.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	100.0%		437,342	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
8.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	98.7%		338,327	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear Company, Gap Outlet, Hanes Brands, J.Crew, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Tommy Hilfiger, The North Face

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
9.	Clinton Crossing Premium Outlets	CT	Clinton (New Haven)	Fee	100.0%	Acquired 2004	98.4%	276,164	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Liz Claiborne, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
10.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	95.8%	163,885	Adidas, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Levi's, Liz Claiborne, Tommy Hilfiger
11.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.9%	501,771	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, True Religion, Yves Saint Laurent, Zegna
12.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	98.0%	377,784	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
13.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	98.8%	296,035	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
14.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	96.1%	577,909	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
15.	Houston Premium Outlets	TX	Houston	Fee	100.0%	Built 2008	99.4%	425,500	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Elie Tahari, Gap Outlet, Juicy Couture, Lucky Brand, Michael Kors, Nike, True Religion, Tommy Hilfiger
16.	Jackson Premium Outlets	NJ	Jackson	Fee	100.0%	Acquired 2004	98.9%	285,833	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
17.	Jersey Shore Premium Outlets	NJ	Tinton Falls	Fee	100.0%	Built 2008	97.0%	434,367	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, DKNY, Elie Tahari, Guess, J. Crew, Kate Spade, Michael Kors, Theory, Nike, Tommy Hilfiger, True Religion, Under Armour
18.	Johnson Creek Premium Outlets	WI	Johnson Creek (Milwaukee)	Fee	100.0%	Acquired 2004	89.4%	277,672	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Old Navy, Polo Ralph Lauren, Tommy Hilfiger
19.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2014)	100.0%	Acquired 2004	97.4%	264,771	Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger
20.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.3%	560,873	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Sony, Tommy Bahama, True Religion

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
21.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	469,046	Adidas, Aeropostale, Ann Taylor, Bose, Calvin Klein, Coach, DKNY, Gymboree, Levi's, Liz Claiborne, Nautica, Nike, Reebok, Tommy Hilfiger
22.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	538,681	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Ted Baker, True Religion
23.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	97.1%	517,700	Ann Taylor, Brooks Brothers, Burberry, Coach, Crate & Barrel, Diesel, DKNY, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Williams-Sonoma
24.	Liberty Village Premium Outlets	NJ	Flemington	Fee	100.0%	Acquired 2004	94.1%	164,260	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, J.Crew, Liz Claiborne, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
25.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	96.0%	454,315	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
26.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	99.6%	179,386	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
27.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	98.2%	539,982	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
28.	Orlando Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,434	Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Dior, Fendi, Giorgio Armani, Hugo Boss, J. Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Theory
29.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	91.6%	393,051	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger
30.	Petaluma Village Premium Outlets	CA	Petaluma (Santa Rosa)	Fee	100.0%	Acquired 2004	96.6%	195,968	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
31.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	96.9%	549,106	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Michael Kors, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Restoration Hardware, Sony

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
32.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	96.9%	584,790	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
33.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	98.0%	488,903	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
34.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2034)	100.0%	Built 2005	99.1%	443,760	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Hugo Boss, J. Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Hilfiger
35.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%	Acquired 2004	97.0%	328,557	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
36.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%	Acquired 2004	99.3%	411,114	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Liz Claiborne, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
37.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	98.3%	437,650	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
38.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	99.5%	209,937	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors,Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion
39.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	96.5%	417,549	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
40.	Woodbury Commons Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	100.0%	844,734	Banana Republic, Burberry, Chanel, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Neiman Marcus Last Call, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragmo, Theory, Tory Burch, Versace, Yves St. Laurent
41.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	99.7%	635,997	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J. Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragmo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, True Religion, Under Armour

	Total U.S. Premium Outlet Centers GLA							17,144,563

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	87.4%		206,827	Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	96.2%		630,359	Best Buy, T.J. Maxx N More, Office Max, Old Navy, Wal-Mart, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show,(8)
3.	Brightwood Plaza	IN	Indianapolis	Fee	100.0%		Built 1965	100.0%		38,493
4.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%		71,794	Regal Cinema
5.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.1%		305,935	K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture
6.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0%	(4)	Built 2004	94.7	%(17)	614,458	Dick's Sporting Goods, Whole Foods, DSW, Bouncertown
7.	Cobblestone Court	NY	Victor	Fee	35.7%	(4)(13)	Built 1993	98.8%		265,477	Dick's Sporting Goods, Kmart, Office Max
8.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	87.7%		403,756	Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
9.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9%	(4)(13)	Built 1989	58.8%		278,978	(8)
10.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%		168,707	Belk, Food Lion
11.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	50.3%	(15)	Acquired 2003	100.0%		101,742	Changed property name from Dekalb; ACME Grocery,(11)
12.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	96.1%		175,639	Toys 'R Us, Bed Bath & Beyond, Marshalls,(8)
13.	Empire East(1)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	98.1%		297,278	Kohl's, Target, Bed Bath & Beyond
14.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3%	(4)(13)	Built 1992	85.8%		254,301	Burlington Coat Factory, Offenbacher's,(8)
15.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	93.2%		428,039	Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies R' Us, Toys R' Us,(8)
16.	Gaitway Plaza	FL	Ocala	Fee	32.2%	(4)(13)	Built 1989	100.0%		208,755	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
17.	Gateway Shopping Center	TX	Austin	Fee	100.0%		2004	89.2%		513,017	Star Furniture, Best Buy, Recreational Equipment, Inc., Whole Foods, Crate & Barrel, The Container Store, Old Navy, Regal Cinema, Nordstrom Rack,(8)
18.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	89.6%		164,104	Michael's, Best Buy, HH Gregg,(8)
19.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%		155,319	Best Buy, Kohl's
20.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	(4)	Built 2008	88.5%		655,490	JCPenney, Borders, Dick's Sporting Goods, Old Navy, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX
21.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	76.0%	(15)	Acquired 2003	96.0%		107,383	Genuardi's Family Market,(8)
22.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	75.0%		492,321	Marshalls, Bed Bath & Beyond, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory,(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
23.	Indian River Commons	FL	Vero Beach	Fee	50.0%		Built 1997	100.0%	255,942	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
24.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	Sheplers, Macy's Home Store
25.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	93.9%	29,140
26.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	93.6%	215,568	Home Owners Bargain Outlet,(8)
27.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	83.8%	367,843	Factory Card Outlet, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture,(11)
28.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	88.2%	387,430	T.J. Maxx, Old Navy, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Cost Plus World Market, Toys 'R Us,(8)
29.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	88.2%	236,878	Kohl's, Hobby Lobby, T.J. Maxx
30.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	95.5%	243,326	Wal-Mart, PetsMart, The Home Depot
31.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	98.6%	267,965	Burlington Coat Factory, AC Moore, Michaels, T.J. Maxx, Home Goods, HH Gregg(6),(8)
32.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	58.6%	144,042
33.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.1%	440,610	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
34.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	90,527	Best Buy, Bed Bath & Beyond
35.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
36.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	69.7%	270,892	Dominick's,(8)
37.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	172,621	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
38.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	72.8%	91,648	Ace Hardware(6), Aaron's Rents(6)
39.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	84.3%	305,070	Hobby Lobby, Office Max, Minnesota Fabrics, Burlington Coat Factory, Ultra Foods Grocery
40.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	95.8%	166,667	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
41.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	83.8%	208,076	Target, Cinema Grill
42.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	100.0%	337,249	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy
43.	Pier Park	FL	Panama City Beach	Fee	100.0%		Built 2008	95.1%	815,670	Dillard's, JCPenney, Target, Old Navy, Borders, Grand Theatres, Ron Jon Surf Shop
44.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3%	(4)(13)	Built 1993	62.5%	334,885	Jo-Ann Fabrics, Party City, Toys 'R Us, Michaels, PetsMart,(11)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
45.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	95.5%	287,473	Wal-Mart, Sam's Wholesale Club, PetSmart
46.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's, Ross Dress for Less, Sears, Super Target, Anna's Linens
47.	Ridgewood Court	MS	Jackson	Fee	35.7%	(4)(13)	Built 1993	99.3%	369,500	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
48.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	90.9%	149,570	Best Buy, Acme Grocery,(8)
49.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,241	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
50.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0%	(4)(13)	Built 1989	98.4%	199,059	Stein Mart,(11)
51.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	89.0%	442,585	Home Depot, Marshall's, DSW, Golf Galaxy, Jo-Ann Fabrics, Ethan Allen
52.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	97.8%	365,008	Michael's, PetsMart, Old Navy, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble
53.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	75.3%	394,604	K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots,(8)
54.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	22.4%	101,087	Pep Boys,(8)
55.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	80.2%	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)
56.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Best Buy, Barnes & Noble
57.	University Center	IN	Mishawaka	Fee	100.0%		Built 1980	52.5%	150,524	Michael's, Best Buy
58.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7%	(4)(13)	Built 1990	98.6%	549,623	Bed Bath & Beyond, Ashley Furniture HomeStore(16), Kohl's, Wal-Mart, Marsh, Menards, Regal Cinema
59.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	50,107
60.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	949,678	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Old Navy, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
61.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	86.6%	254,519	T.J. Maxx, Toys 'R Us, Target
62.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2%	(4)(13)	Built 1989	96.9%	385,643	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart, Lowes Home Improvement
63.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2%	(4)(13)	Built 1989	81.9%	163,254	Sports Authority, PetsMart, Burlington Coat Factory
64.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	93.2%	391,474	T.J. Maxx, Office Max, Kohl's, Babies 'R Us, Country Market
65.	Whitehall Mall	PA	Whitehall	Fee	38.0%	(15)(4)	Acquired 2003	92.6%	588,566	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym, Buy Buy Baby
66.	Willow Knolls Court	IL	Peoria	Fee	35.7%	(4)(13)	Built 1990	96.7%	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
67.	Wolf Ranch Town Center	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	79.8%	626,457	Kohl's, Target, Michaels, Best Buy, Office Depot, Old Navy, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								20,348,673

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

				Ownership Interest (Expiration if Lease)(3)
					Legal Ownership		Year Built or Acquired
	Other Properties	State	City (CBSA)					Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Property Name
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	94.4%	151,205	Bass, Dressbarn, Kasper, L'eggs Hanes Bali Playtex, Liz Claiborne, Rack Room Shoes, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	60.3%	273,657	Carter's, Crocs, Izod, Jones New York, Pendleton, Reebok, Tuesday Morning
3.	Factory Stores of America-Boaz	AL	Boaz	Ground Lease (2027)	100.0%		Acquired 2004	77.5%	111,636	Bon Worth, Easy Spirit, Rue21, VF Outlet
4.	Factory Stores of America—Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	95.9%	173,330	Bass, Dressbarn, Rack Room Shoes, Rue 21, Van Heusen
5.	Factory Stores of America—Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	100.0%	84,066	Factory Brand Shoes, Van Heusen, VF Outlet
6.	Factory Stores of America—Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	100.0%	85,930	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
7.	Factory Stores of America—Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	97.8%	89,615	Bass, Easy Spirit, Van Heusen, VF Outlet
8.	Factory Stores of America—Story City	IA	Story City	Fee	100.0%		Acquired 2004	78.6%	112,510	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
9.	Factory Stores of North Bend	WA	North Bend	Fee	100.0%		Acquired 2004	94.7%	223,611	Adidas, Bass, Carter's, Coach, Eddie Bauer, Gap Outlet, Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Van Heusen, VF Outlet
10.	The Shoppes at Branson Meadows	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	73.2%	286,489	Branson Meadows Cinemas, Dressbarn, VF Outlet
11.	Highland Mall(1)	TX	Austin	Fee and Ground Lease (2070)	50.0%	(4)	Acquired 1998	51.1%	1,077,898	Dillard's Men's and Women's, Macy's,(8)
12.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5%	(4)(2)	Built 1997	76.2%	722,883	Fortunoff Backyard Store(6), Off 5th-Saks Fifth Avenue, Nordstrom Rack, David's Bridal, Golf Galaxy,(8)
13.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	36.3%	912,615	Macy's, Sears,(8)
14.	Palm Beach Mall	FL	West Palm Beach (Miami)	Fee	100.0%		Built 1967	16.8%	1,082,909	JCPenney, Sears(16),(8)
15.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	0.0%	709,711	JCPenney, Sears, Belk

	Total Other GLA								6,098,065

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

				Ownership Interest (Expiration if Lease)(3)
	Mills Properties				Legal Ownership		Year Built or Acquired
	The Mills®	State	City (CBSA)					Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Property Name
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%	(4)	Acquired 2007	93.8%	1,244,726
										Marshalls, Last Call Neiman Marcus, Off 5th Saks Fifth Avenue, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas, IMAX Theatre, F.Y.E., Sea Life Center(6)
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	99.7%	1,293,011	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Neiman Marcus Last Call, OFF 5TH Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, Old Navy, T.J. MAXX, Cinemark Egyptian 24 Theatres
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8%	(4)(2)	Acquired 2007	83.1%	1,098,098	Borders Books Music Café, Eddie Bauer Outlet, Last Call Clearance Center from Neiman Marcus, Off Broadway Shoe Warehouse, OFF 5TH Saks Fifth Avenue Outlet, Sports Authority, Super Target, United Artists Theatre
4.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6%	(4)(2)	Acquired 2007	99.3%	1,333,923	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Off 5th Saks Fifth Avenue, FYE, The Children's Place Outlet, Dave & Buster's, NIKE, TJ Maxx, Group USA, Sun & Ski, AC Moore, Off Broadway Shoes, Old Navy, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy(6)
5.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0%	(4)(2)	Acquired 2007	94.5%	1,183,079	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Neiman Marcus Last Call, Medieval Times, Off 5th Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, ROSS Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Urban Behavior, Spaha Skatepark, Dave & Buster's, AMC Theatres
6.	Franklin Mills	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	87.0%	1,719,292	Dave & Buster's, JC Penney Outlet Store, Burlington Coat Factory, Marshalls HomeGoods, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Off 5th Saks Fifth Avenue, Last Call Neiman Marcus, Off Broadway Shores, Sears Appliance Outlet, H&M, Spaha Skatepark, AMC Theatres
7.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	29.6%	(4)	Acquired 2007	96.3%	1,776,870	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Forever 21, Group USA—The Clothing Co. JCPenney Outlet, Marshalls, NIKE, OFF 5th Saks Fifth Avenue, Old Navy, Virgin Megastore, Gameworks, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Spaha Skatepark, Off Broadway Shoes(6)
8.	Great Mall	CA	Milpitas (San Jose)	Fee	24.5%	(4)(2)	Acquired 2007	94.9%	1,355,734	Last Call Neiman Marcus, Sports Authority, Group USA, Old Navy, Kohl's, Dave & Busters, H&M, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Off 5th Saks Fifth Avenue, NIKE, Century Theatres, Bed Bath & Beyond, XXI Forever
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%	(4)	Acquired 2007	95.7%	1,810,682	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, H & M, Kohl's, Marshall's Home Goods, Off 5th—Saks Fifth Avenue Outlet, Nickles & Dimes, Sears Grand, The Sports Authority, TJ Maxx, VF Outlet, Marcus Cinemas, Last Call Neiman Marcus, Value City Furniture

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
10.	Katy Mills	TX	Katy (Houston)	Fee	31.3%	(4)(2)	Acquired 2007	89.9%	1,554,899	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E.-For Your Entertainment, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Off 5th Saks Fifth Avenue Outlet, Sun & Ski Sports, AMC Theatres, Old Navy, Off Broadway Shoes, XXI Forever
11.	Ontario Mills	CA	Ontario	Fee	25.0%	(4)	Acquired 2007	93.2%	1,476,974	Burlington Coat Factory, Totally for Kids, NIKE, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Off 5th Saks Fifth Avenue Outlet, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, H&M, F.Y.E., Second Spin
12.	Opry Mills	TN	Nashville	Fee	24.5%	(4)(2)	Acquired 2007	97.6%	1,159,314	Bass Pro Shops Outdoor World, Dave & Buster's, The Gibson Showcase, Bed Bath & Beyond, Off 5th Saks Fifth Avenue Outlet, Barnes & Noble, Old Navy, Off Broadway Shoe Warehouse, Nike Factory Store, Sun & Ski Sports, BLACKLION, Regal Cinemas, XXI Forever, VF Outlet
13.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%	(4)	Acquired 2007	98.1%	1,550,514	Group USA, Marshall's, TJ Maxx, Sears Appliance Outlet, Old Navy, JCPenney Outlet, Urban Behavior, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call Neiman Marcus, XXI Forever
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	50.0%	(4)	Acquired 2007	99.8%	2,251,047	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Ron Jon Surf Shop, The Sports Authority, Super Target, TJ Maxx, VF Factory Outlet, Wannado City, FYE, Off Broadway Shoes, Regal Cinemas, GAP Outlet, Books-A-Million
15.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0%	(4)(2)	Acquired 2007	80.8%	1,174,876	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinemas, Plan 9 Skatepark
16.	The Block at Orange	CA	Orange (Los Angeles)	Fee	25.0%	(4)	Acquired 2007	92.1%	720,973	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Borders Books & Music, Hilo Hattie, Off 5th Saks Fifth Avenue, AMC Theatres, Nike Factory Store, Last Call Neiman Marcus, Off Broadway Shoes, H&M(6)

	Subtotal The Mills®								22,704,012

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)		Total GLA	Retail Anchors and Selected Major Tenants
	Mills Regional Malls
17.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%	(4)	Acquired 2007	95.5%		970,429	Macy's, JCPenney, Sears, Von Maur
18.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0%	(4)(2)	Acquired 2007	89.6	%(17)	2,381,128	Macy's, Macy's, Macy's Home & Furnishings, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
19.	Dover Mall	DE	Dover	Fee	34.1%	(4)	Acquired 2007	94.6%		885,622	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
20.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%	(4)	Acquired 2007	83.9%		899,407	Dillard's, Dillard's Men's, Macy's,(11)
21.	Falls, The	FL	Miami	Fee	25.0%	(4)	Acquired 2007	93.3%		807,255	Bloomingdale's, Macy's, Regal Cinema
22.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%	(4)	Acquired 2007	79.0%		863,293	Macy's, Sears, H&M
23.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%	(4)	Acquired 2007	75.8%		1,077,326	JCPenney, Sears, Macy's, Wal-Mart, 24 Hour Fitness
24.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%	(4)	Acquired 2007	84.5%		1,045,387	Macy's, Lord & Taylor, JCPenney, Sears, H&M
25.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%	(4)	Acquired 2007	97.4%		1,107,706	Macy's, Macy's, Sears, JCPenney
26.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%	(4)	Acquired 2007	82.1%		1,069,106	Macy's, JCPenney, Sears, The Movies at Marley Station, Gold's Gym,(11)
27.	Meadowood Mall	NV	Reno	Fee	25.0%	(4)	Acquired 2007	89.1	%(17)	876,391	Macy's Men's, Macy's, Sears, JCPenney, Sports Authority
28.	Northpark Mall	MS	Ridgeland	Fee	50.0%	(4)	Acquired 2007	97.2%		955,735	Dillard's, JCPenney, Belk, Regal Cinema
29.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%	(4)	Acquired 2007	86.8%		762,197	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Pottery Barn
30.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%	(4)	Acquired 2007	91.0	%(17)	1,338,840	Macy's, JCPenney, Marshall's, AMC Theatres,(8)
31.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%	(4)	Acquired 2007	90.5%		1,211,830	JC Penney, Sears, Kohl's, Boston Store, Cost Plus World Market,(8)
32.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	25.0%	(4)	Acquired 2007	97.1%		1,301,273	Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney, H&M

	Subtotal Mills Regional Malls									17,552,925

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Mills Community Centers
33.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	100.0%	101,613	Michael's, Staples, HH Gregg(6)
34.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%	(4)	Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge
35.	Denver West Village	CO	Lakewood	Fee	18.8%	(4)	Acquired 2007	98.5%	310,160	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Ultimate Electronics, Christy Sports, United Artists
36.	Liberty Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	99.0%	371,618	Wal-Mart, Dick's Sporting Goods, Raymour & Flanigan, Pathmark Food Market

	Subtotal Mills Community Centers								1,014,074

	Total Mills Properties								41,271,011

	Total U.S. Properties GLA								244,897,177

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

(5)
Regional Malls—Executed leases for all company-owned GLA in mall stores, excluding majors. Premium Outlet Centers—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers — Executed leases for all company-owned GLA including majors and mall stores.

(6)
Indicates anchor or major that is currently under development.

(7)
Indicates ground lease covers less than 50% of the acreage of this property.

(8)
Indicates vacant anchor space(s).

(9)
The lease at the Mall at Chestnut Hill includes the entire premises including land and building.

(10)
Indicates ground lease covers outparcel only.

(11)
Indicates vacant anchor owned by another company, but we still collect rent and/or fees under an agreement.

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

(16)
Indicates anchor has announced its intent to close this location.

(17)
Mall & Freestanding GLA includes office space as follows:

Arsenal Mall—107,188 sq. ft.	Northshore Mall—12,367 sq. ft.
Century III Mall—30,032 sq. ft.	Oak Court Mall—126,583 sq. ft.
Coconut Point—1,325 sq. ft.	Oxford Valley Mall—110,324 sq. ft.
Clay Terrace—110,754 sq. ft.	Plaza Carolina—28,436 sq. ft.
The Domain—92,954 sq. ft.	River Oaks Center—116,912 sq. ft.
Copley Place—867,601 sq. ft.	Rolling Oaks Mall—6,383 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Roosevelt Field—1,610 sq. ft.
Firewheel Town Center—74,999 sq. ft.	South Hills Village—4,361 sq. ft.
Great Lakes Mall—2,051 sq. ft.	Stanford Shopping Center—5,748 sq. ft.
Greendale Mall—119,860 sq. ft.	The Westchester—820 sq. ft.
Gwinnett Place—32,603 sq. ft.	White Oaks Mall—7,807 sq. ft.
King of Prussia Mall—13,100 sq. ft.	Del Amo Fashion Center—114,413 sq. ft.
Knoxville Center—1,455 sq. ft.	Meadowood Mall—6,013 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.	Southdale Center—20,295 sq. ft.
Menlo Park Mall—52,424 sq. ft.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements. However, we have a direct minority investment in Liberty International, PLC, or Liberty, as further described below.

  European Investments

            The following summarizes our joint venture investments in Europe and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2009:

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

            Our properties in Europe consist primarily of hypermarket-anchored shopping centers. Substantially all of our European properties are anchored by either the hypermarket retailer Auchan, primarily in Italy, who is also our partner in GCI, or are anchored by the hypermarket Carrefour in France and Poland. Certain of the properties in Italy are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan and Carrefour are the two largest hypermarket operators in Europe. These centers comprise over 13.4 million square feet of GLA and were 95.9% leased as of December 31, 2009.

            On February 4, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, entered into a definitive agreement to sell all of the interests in Simon Ivanhoe which owns seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners will receive consideration of €715 million for their interests, subject to certain post-closing adjustments. We expect our share of the gain on sale of our interests in Simon Ivanhoe to be approximately $300 million. The transaction is scheduled to close during the first half of 2010, subject to customary closing conditions and regulatory approvals.

            We and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

  Other International Investments

            We also hold real estate interests in eight joint venture properties in Japan, one joint venture property in Mexico, and one joint venture property in Korea. The eight Japanese Premium Outlet Centers operate in various cities throughout Japan and are held in a joint venture with Mitsubishi Estate Co., Ltd. These centers comprise over 2.4 million square feet of GLA and were 99.6% leased as of December 31, 2009.

            The following summarizes our holdings in these international joint ventures and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2009:

Holdings	Ownership Interest	Properties open and operating	Countries of Operation
Chelsea Japan Co. Ltd.	40.0%	8	Japan
Premium Outlets Punta Norte (Mexico City)	50.0%	1	Mexico
Yeoju Premium Outlets (Seoul)	50.0%	1	South Korea

            In 2009, we completed construction and opened Ami Premium Outlets, a 224,500 square foot center located outside Tokyo, Japan. We have a 40% interest in this property consistent with the ownership structure of our other Japanese investments. We also completed construction and opened a 171,800 square foot expansion at Kobe-Sanda

Premium Outlets in Hyougo-ken, Japan. Also in December 2009, we recognized a loss on our joint venture interests in our shopping centers in China. We sold our interests to affiliates of our Chinese partner for approximately $29 million, resulting in a loss of approximately $20 million.

            We hold a minority interest in Liberty which is a U.K. Real Estate Investment Trust that operates regional shopping centers and owns other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £3.2 billion and property investments of £6.1 billion, of which its U.K. regional shopping centers comprise 70%. Assets of the group under control by or joint control with Liberty amount to £9.3 billion. Our interest in Liberty is less than 6% of its outstanding shares. We adjust the carrying value of this investment quarterly using quoted market prices, including a related foreign exchange component.

            The following property table summarizes certain data for our properties located in Europe, Japan, Mexico, and Korea at December 31, 2009.

Simon Property Group, L.P. and Subsidiaries
International Property Table

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	FRANCE
1.	Bay 2	Torcy (Paris)	Fee	50.0%		2003	576,800	Carrefour, Leroy Merlin
2.	Bay 1	Torcy (Paris)	Fee	50.0%		2004	348,900	Conforama, Go Sport
3.	Bel'Est	Bagnolet (Paris)	Fee	17.5%		1992	173,100	Auchan
4.	Villabé A6	Villabé (Paris)	Fee	7.5%		1992	284,300	Carrefour
5.	Wasquehal	Wasquehal (Lille)	Fee	50.0%		2006	254,700	Carrefour

	Subtotal France						1,637,800
	ITALY
6.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	82,800	Cityper
7.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	94,800	Cityper
8.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	162,300	Cityper
9.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	547,800	Auchan, Coin, Eldo, Bata, Leroy Merlin, Decathlon
10.	Bari — Modugno	Modugno (Bari)	Fee	49.0%		2004	143,500	Auchan, euronics, Decathlon
11.	Brescia — Mazzano	Mazzano (Brescia)	Fee / Leasehold (2)	49.0	%(2)	1994	230,700	Auchan, Bricocenter
12.	Brindisi-Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	228,600	Auchan, Leroy Merlin, Piazza Italia, Euronics
13.	Cagliari — Santa Gilla	Cagliari	Fee / Leasehold (2)	49.0	%(2)	1992	190,700	Auchan, Bricocenter
14.	Catania — La Rena	Catania	Fee	49.0%		1998	146,200	Auchan
15.	Cinisello	Cinisello (Milano)	Fee	49.0%		2007	375,600	Auchan, Darty, Scarpe & Scarpe, H&M, Piazza Italia, Conbipel
16.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	282,200	Auchan, Bricocenter, Decathlon, Euronics
17.	Giugliano	Giugliano (Napoli)	Fee	49.0	%(5)	2006	754,500	Auchan, Leroy Merlin, Decathlon, Conbipel, Scarpe & Scarpe, Euronics, Eldo
18.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	377,100	Auchan, Bricocenter, Decathlon, Media World
19.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	190,600	Auchan, Bricocenter
20.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	91,400	Auchan
21.	Nola — Volcano Buono	Nola (Napoli)	Fee	22.1%		2007	876,000	Auchan, Coin, Holiday Inn, Media World, Piazza Italia, H&M, Cisalfa, Zara
22.	Padova	Padova	Fee	49.0%		1989	105,800	Auchan
23.	Palermo	Palermo	Fee	49.0%		1990	82,900	Auchan
24.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	112,300	Auchan
25.	Pescara	Pescara	Fee	49.0%		1998	161,500	Auchan, Euronics
26.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	269,800	Auchan, Bata
27.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	179,200	Auchan, Darty
28.	Porta Di Roma	Roma	Fee	19.6%		2007	1,255,400	Auchan, Leroy Merlin, UGC Theatres, Ikea, Media World, Decathlon, H&M, Zara
29.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	63,600	Auchan
30.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee / Leasehold (2)	49.0	%(2)	1990	233,700	Auchan, Bricocenter, Media World
31.	Taranto	Taranto	Fee	49.0%		1997	201,700	Auchan, Bricocenter
32.	Torino	Torino	Fee	49.0%		1989	171,800	Auchan
33.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	165,600	Auchan, Bricocenter
34.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	246,700	Auchan

Simon Property Group, L.P. and Subsidiaries
International Property Table

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	ITALY (continued)
35.	Vicenza	Vicenza	Fee	49.0%		1995	98,500	Auchan
36.	Ancona	Ancona	Leasehold (3)	49.0	%(3)	1993	165,200	Auchan
37.	Bergamo	Bergamo	Leasehold (3)	49.0	%(3)	1976	119,900	Auchan
38.	Brescia — Concesio	Concesio (Brescia)	Leasehold (3)	49.0	%(3)	1972	117,500	Auchan, Bata
39.	Cagliari — Marconi	Cagliari	Leasehold (3)	49.0	%(3)	1994	193,400	Auchan, Bricocenter, Bata
40.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold (3)	49.0	%(3)	1989	99,300	Auchan
41.	Merate — Lecco	Merate (Lecco)	Leasehold (3)	49.0	%(3)	1976	162,000	Auchan, Bricocenter
42.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold (3)	49.0	%(3)	2005	283,900	Auchan, Darty
43.	Milano — Nerviano	Nerviano (Milano)	Leasehold (3)	49.0	%(3)	1991	111,600	Auchan
44.	Monza	Monza	Leasehold (3)	49.0	%(3)	2008	211,700	Auchan, H&M
45.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold (3)	49.0	%(3)	1992	192,900	Auchan, Bricocenter
46.	Olbia	Olbia	Leasehold (3)	49.0	%(3)	1993	207,600	Auchan, Zara
47.	Roma — Casalbertone	Roma	Leasehold (3)	49.0	%(3)	1998	147,600	Auchan
48.	Torino — Rivoli	Rivoli (Torino)	Leasehold (3)	49.0	%(3)	1986	94,100	Auchan
49.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold (3)	49.0	%(3)	1975	164,600	Auchan, Bricocenter

	Subtotal Italy						10,394,600
	POLAND
50.	Arkadia Shopping Center	Warsaw	Fee	50.0%		2004	1,103,000	Carrefour, Leroy Merlin, Media, Saturn, Cinema City, H & M, Zara, Royal Collection, Peek & Clopperburg
51.	Wilenska Station Shopping Center	Warsaw	Fee	50.0%		2002	308,600	Carrefour

	Subtotal Poland						1,411,600
	JAPAN
52.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%		2009	224,500	Brooks Brothers, Coach, Cole Haan, Diesel, Gap, OshKosh B'Gosh, Tommy Hilfiger
53.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%		2000	481,900	Bally, Coach, Diesel, Gap, Gucci, Jill Stuart, L.L. Bean, Nike, Tod's
54.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%		2007	365,300	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory
55.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%		2000	322,800	Bally, Brooks Brothers, Coach, Eddie Bauer, Gap, Nautica, Nike, Timberland, Versace
56.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%		2003	390,700	Bally, Brooks Brothers, Coach, Nautica, New Yorker, Nine West, Timberland
57.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%		2008	164,200	Levi's, Miss Sixty, OshKosh B'Gosh, Pleats Please Issey Miyake, St. John, T-Fal, Tasaki, United Arrows, PLS+T, Ray Ban
58.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%		2005	231,900	Adidas, Brooks Brothers, Bruno Magli, Coach, Eddie Bauer, Furla, Nautica, Nike, Timberland, Versace
59.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%		2004	239,800	BCBG, Bose, Coach, Cole Haan, Lego, Nike, Petit Bateau, Max Azria, Theory

	Subtotal Japan						2,421,100

Simon Property Group, L.P. and Subsidiaries
International Property Table

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	MEXICO
60.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	244,200	Christian Dior, Sony, Nautica, Levi's, Nike Rockport, Reebok, Adidas, Samsonite

	Subtotal Mexico					244,200
	SOUTH KOREA
61.	Yeoju Premium Outlets	Yeoju	Fee	50.0%	2007	249,900	Armani, Burberry, Dunhill, Ermenegildo Zegna, Salvatore Ferragamo

	Subtotal South Korea					249,900

	TOTAL INTERNATIONAL ASSETS					16,359,200

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
  (5)
  Gallerie Commerciali Italia owns 100% of the shopping gallery at this center which consists of 177,600 sf of leaseable area. In addition, Galleria Commerciali Italia owns a 40% interest in the retail parks at this center, which consist of 446,900 sf of leasable area.

  Land

            We have direct or indirect ownership interests in approximately 700 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            Due to the size of our portfolio, we focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 238 million kWhs since 2003. This represents a 17% percent reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $27.5 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 140,000 metric tons CO2e.

            Simon Property was awarded NAREIT's Leader in the Light Award for the fifth year in a row and is the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. Simon Property was also included in the 2009 Carbon Disclosure Project's Global 500 Carbon Disclosure Leadership Index. The 2009 Carbon Disclosure Leadership Index highlights 50 companies worldwide that have displayed the most professional approach to corporate governance with respect to climate change disclosure practices. Simon Property was the only real estate company to be recognized.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2009
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Simon Property Group, LP:
Anderson Mall	6.20%		$27,270		$2,216		10/10/12
Arsenal Mall HCHP Office	8.20%		973		202		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		92,750		6,154		07/01/13
Bloomingdale Court	8.15%		26,573		2,376		11/01/15
Brunswick Square	5.65%		82,244		5,957		08/11/14
Carolina Premium Outlets — Smithfield	9.10%		19,386	(6)	2,114		03/10/13	(25)
Century III Mall	6.20%		80,498	(9)	6,541		10/10/12
Chesapeake Square	5.84%		69,849		5,162		08/01/14
Copley Place	0.88%	(1)	200,000		1,762	(2)	08/01/10	(3)
Coral Square	8.00%		81,667		8,065		10/01/10
The Crossings Premium Outlets	5.85%		52,505		4,649		03/13/13
Crossroads Mall	6.20%		40,617		3,285		10/10/12
Crystal River	7.63%		14,676		1,385		11/11/10	(25)
Dare Centre	9.10%		1,614	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		2,946		233		01/01/15
Desoto Square	5.89%		63,799		4,561		07/01/14
The Factory Shoppes at Branson Meadows	9.10%		9,016	(6)	983		03/10/13	(25)
Factory Stores of America	9.10%		15,579	(6)	1,699		03/10/13	(25)
Forest Mall	6.20%		16,190	(10)	1,316		10/10/12
Forest Plaza	7.50%		18,957		1,685		10/10/19
Forum Shops at Caesars, The	4.78%		515,335		34,564		12/01/10
Gateway Shopping Center	5.89%		87,000		5,124	(2)	10/01/11
Greenwood Park Mall	8.00%		79,756	(37)	7,044		08/01/16
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12
Henderson Square	6.94%		14,367		1,270		07/01/11
Highland Lakes Center	6.20%		14,924	(9)	1,213		10/10/12
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	6.99%		75,884	(20)	6,724		08/11/11
Kittery Premium Outlets	5.39%	(11)	43,556	(7)	2,347	(2)	07/10/13	(3)
Knoxville Center	6.99%		57,464	(20)	5,092		08/11/11
Lake View Plaza	8.00%		16,000		1,409		01/01/15
Lakeline Plaza	7.50%		17,759		1,578		10/10/19
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lighthouse Place Premium Outlets	5.39%	(11)	88,623	(7)	4,775	(2)	07/10/13	(3)
Longview Mall	6.20%		30,300	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,492	(6)	708		03/10/13	(25)
Mall of Georgia	7.09%		181,606	(32)	16,649		07/01/10
Markland Mall	6.20%		21,437	(10)	1,742		10/10/12
Midland Park Mall	6.20%		31,295	(10)	2,543		10/10/12
Montgomery Mall	5.17%		87,806		6,307		05/11/14	(25)
Muncie Plaza	7.50%		7,383		656		10/10/19
Northfield Square	6.05%		28,344		2,485		02/11/14
Northlake Mall	6.99%		66,290	(20)	5,874		08/11/11
North Ridge Shopping Center	9.10%		7,929	(6)	865		03/10/13	(25)
Oxford Valley Mall	6.76%		71,975		7,801		01/10/11

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2009
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Palm Beach Mall	6.20%		50,725		4,068		10/10/12
Penn Square Mall	7.75%		99,422		8,597		04/01/16
Philadelphia Premium Outlets	4.19%	(11)	190,000		7,969	(2)	07/30/14	(3)
Plaza Carolina — Fixed	7.50%		89,524		7,552		06/01/14
Plaza Carolina — Variable Swapped	7.63%	(11)	99,050		8,498		06/01/14
Port Charlotte Town Center	7.98%		50,423		4,680		12/11/10	(25)
Regency Plaza	5.50%	(24)	4,000	(4)	273		12/14/14	(3)
Richmond Towne Square	6.20%		43,957	(10)	3,572		10/10/12
SB Boardman Plaza Holdings	5.94%		22,916		1,682		07/01/14
SB Trolley Square Holding	9.03%		27,453		2,880		08/01/10
Secured Term Loan	0.93%	(1)	735,000		6,842	(2)	03/05/12	(3)
South Park Mall	8.00%		197,463	(37)	17,434		08/01/16
St. Charles Towne Plaza	5.50%	(24)	26,000	(4)	1,772		12/14/14	(3)
Stanford Shopping Center	2.38%	(1)	240,000		5,714	(2)	07/01/13	(3)
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63%	(13)	32,835		3,773		01/01/26
Tacoma Mall	7.00%		120,426		10,778		10/01/11
Texas Lifestyle Centers Secured Loan	3.85%	(5)	260,000	(8)	10,009	(2)	09/23/13	(3)
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne West Square	6.99%		49,671	(20)	4,402		08/11/11
University Park Mall	1.08%	(1)	100,000	(32)	1,081	(2)	07/09/10	(3)
Upper Valley Mall	5.89%		47,640		3,406		07/01/14
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Walt Whitman Mall	8.00%		121,669	(37)	10,742		08/01/16
Washington Square	5.94%		29,777		2,194		07/01/14
Waterloo Premium Outlets	5.39%	(11)	72,822	(7)	3,923	(2)	07/10/13	(3)
West Ridge Mall	5.89%		68,392		4,885		07/01/14
West Ridge Plaza	5.50%	(24)	5,000	(4)	341		12/14/14	(3)
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,766		1,312		10/10/19
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		96,941		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,599,506

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2009
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	0.61%	(15)	$—		$—	(2)	03/31/13
Revolving Credit Facility — Yen Currency	0.54%	(15)	238,950	(33)	1,290	(2)	03/31/13
Revolving Credit Facility — Euro Currency	0.83%	(15)	207,112	(34)	1,715	(2)	03/31/13
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 6B	7.75%		200,000		15,500	(14)	01/20/11
Unsecured Notes — 8A	6.35%		350,000		22,225	(14)	08/28/12
Unsecured Notes — 9A	4.88%		300,000		14,625	(14)	03/18/10
Unsecured Notes — 9B	5.45%		200,000		10,900	(14)	03/15/13
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11A	4.88%		400,000		19,500	(14)	08/15/10
Unsecured Notes — 11B	5.63%		500,000		28,125	(14)	08/15/14
Unsecured Notes — 12 A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 12 B	4.60%		400,000		18,400	(14)	06/15/10
Unsecured Notes — 13 A	5.38%		500,000		26,875	(14)	06/01/11
Unsecured Notes — 13 B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14 A	5.75%		400,000		23,000	(14)	05/01/12
Unsecured Notes — 14 B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15 A	5.60%		600,000		33,600	(14)	09/01/11
Unsecured Notes — 15 B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16 A	5.00%		600,000		30,000	(14)	03/01/12
Unsecured Notes — 16 B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19A	5.30%		700,000		37,100	(14)	05/30/13
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		1,100,000		74,250	(14)	05/15/14

			11,296,062
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 5	8.25%		150,000		12,375	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		100,000		6,875	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		150,000		9,000	(14)	01/15/13

			400,000

Total Consolidated Unsecured Indebtedness			$12,021,062

Total Consolidated Indebtedness at Face Amounts			$18,620,568
Net Premium on Indebtedness			47,530
Net Discount on Indebtedness			(37,796)

Total Consolidated Indebtedness			$18,630,302

Our Share of Consolidated Indebtedness			$18,354,130

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2009
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.09%		$130,116	(26)	$2,716	(2)	09/25/23
Apple Blossom Mall	7.99%		36,071		3,607		09/10/10
Arizona Mills	7.90%		132,072		12,728		10/05/10
Arkadia Shopping Center	4.68%	(31)	146,622		6,863	(2)	05/31/12
Arkadia Shopping Center — 2	6.73%	(31)	168,986		13,359		05/31/12
Arundel Marketplace	5.92%		11,394		884		01/01/14
Arundel Mills	6.14%		385,000		23,639	(2)	08/01/14
Atrium at Chestnut Hill	6.89%		43,821		3,880		03/11/11	(25)
Auburn Mall	7.99%		42,221		4,222		09/10/10
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		71,286		5,325		04/01/13
Bay 1 (Torcy) — Fixed	4.15%	(31)	17,860		740	(2)	05/31/11
Bay 1 (Torcy) — Variable	1.40%	(31)	2,303		32	(2)	05/31/11
Bay 2 (Torcy) — Fixed	4.24%	(31)	66,031		2,797	(2)	06/30/11
Bay 2 (Torcy) — Variable	1.40%	(31)	9,195		129	(2)	06/30/11
Block at Orange	6.25%		220,000		13,753	(2)	10/01/14
Briarwood Mall	7.50%		119,726		10,641		11/30/16
Cape Cod Mall	6.80%		88,969		7,821		03/11/11
Circle Centre Mall	5.02%		71,378		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	1.23%	(1)	2,628		77		04/16/10
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	1.38%	(1)	15,500		214	(2)	07/14/10
Colorado Mills	2.01%	(18)	164,308		3,304	(2)	11/12/11
Concord Marketplace	5.76%		13,268		1,013		02/01/14
Concord Mills Mall	6.13%		163,990		13,208		12/07/12
Crystal Mall	5.62%		94,591		7,319		09/11/12	(25)
Dadeland Mall	6.75%		180,609		15,566		02/11/12	(25)
Del Amo	1.73%	(1)	335,000		5,799	(2)	01/23/13	(3)
Denver West Village	8.15%		21,826		2,153		10/01/11
Discover Mills — 1	7.32%		23,700		1,735	(2)	12/11/11
Discover Mills — 2	6.08%		135,000		8,212	(2)	12/11/11
Domain Residential Phase II	2.23%	(1)	31,561		704	(2)	07/22/13	(3)
Domain Residential Building P	2.23%	(1)	3,631		81	(2)	11/07/11	(3)
Domain Westin	2.18%	(1)	22,172		484	(2)	10/15/13	(3)
Dover Mall & Commons	2.18%	(29)	83,756	(35)	1,827	(2)	02/01/12	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		129,453		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Esplanade, The	2.18%	(29)	75,136	(35)	1,639	(2)	02/01/12	(3)
Falls, The	7.50%		115,735		10,287		11/30/16
Fashion Centre Pentagon Retail	6.63%		149,341		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	5.50%	(30)	40,000		2,200	(2)	10/01/12	(3)
Fashion Valley Mall	4.00%	(28)	350,000		14,000	(2)	10/09/13
Firewheel Residential	5.91%		22,949		1,356	(2)	11/20/16	(3)
Florida Mall, The	7.55%		243,081		22,766		12/10/10
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Gaitway Plaza	4.60%		13,900	(17)	640	(2)	07/01/15
Galleria at White Plains	2.18%	(29)	125,566	(35)	2,739	(2)	02/01/12	(3)
Galleria Commerciali Italia — Facility A	5.37%	(16)	333,880		23,699		12/22/11	(3)
Galleria Commerciali Italia — Facility B	5.85%	(16)	330,770		24,832		12/22/11
Galleria Commerciali Italia — Catania	1.43%	(16)	89,737		1,284	(2)	12/17/10
Galleria Commerciali Italia — Cinisello — Fixed	5.38%	(16)	107,064		7,382		03/31/15
Galleria Commerciali Italia — Cinisello — Variable	1.45%	(16)	74,535		1,823		03/31/15
Galleria Commerciali Italia — Giugliano A	4.77%	(16)	38,699		1,847	(2)	10/20/13
Galleria Commerciali Italia — Giugliano B	4.78%	(16)	36,314		2,692		10/20/13
Galleria Commerciali Italia — Giugliano C	5.19%	(16)	15,308		1,568		10/20/13
Granite Run Mall	5.83%		116,577		8,622		06/01/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2009
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Grapevine Mills	5.90%	(11)	270,000		15,937	(2)	09/22/14	(3)
Great Mall of the Bay Area	6.01%		270,000		16,227	(2)	08/28/15	(3)
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	1.55%		67,448	(26)	11,147		10/25/14
Gotemba Premium Outlets — Variable	0.67%	(12)	8,046	(26)	1,203		05/31/12
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hamilton Town Center	1.83%	(1)	95,283		1,745	(2)	05/29/12	(3)
Highland Mall	6.83%		63,980		5,571		07/10/11
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,625		637		11/01/14
Indian River Mall	5.21%		65,213		4,313		11/01/14
Katy Mills	6.69%		143,596		12,207		01/09/13
King of Prussia Mall — 1	7.49%		127,047		23,183		01/01/17
King of Prussia Mall — 2	8.53%		8,936		1,685		01/01/17
Kobe Sanda Premium Outlets — Fixed	1.49%		23,399	(26)	3,036		01/31/14
Kobe Sanda Premium Outlets — Variable	0.93%	(12)	53,781	(26)	6,744		01/31/14
Lakeforest Mall	4.90%		141,050		6,904	(2)	07/08/10
Lehigh Valley Mall	0.79%	(36)	150,000		1,186	(2)	08/09/10	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	5.61%		260,000		14,586	(2)	03/10/17
Mall at Tuttle Crossing	5.05%		114,578		7,774		11/05/13
Mall of New Hampshire	6.23%		134,814		10,079		10/05/15
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	1.10%	(27)	150,880		1,661	(2)	01/09/12
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		93,113		6,533		10/01/13
Mills Senior Loan Facility	1.48%	(1)	695,000		10,293	(2)	06/07/12	(3)
Net Leases I	7.96%		26,501		2,109	(2)	10/10/10
Net Leases II	9.35%		20,873		1,952	(2)	01/10/23
Northpark Mall — Mills	2.18%	(29)	105,543	(35)	2,302	(2)	02/01/12	(3)
Northshore Mall	5.03%		201,627		13,566		03/11/14	(25)
Ontario Mills	4.98%	(11)	175,000		8,718	(2)	12/05/13	(3)
Opry Mills	6.16%		280,000		17,248	(2)	10/10/14
Plaza at Buckland Hills, The	4.60%		24,800	(17)	1,142	(2)	07/01/15
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Quaker Bridge Mall	7.03%		18,767		2,407		04/01/16
Ridgewood Court	4.60%		14,650	(17)	674	(2)	07/01/15
Rinku Premium Outlets	1.84%		31,390	(26)	7,291		11/25/14
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	0.56%	(12)	48,641	(26)	18,146		05/31/18
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
Seminole Towne Center	3.23%	(22)	69,140		4,871		08/09/11	(3)
Sendai Premium Outlets	0.52%	(12)	37,083	(26)	4,120		10/31/18
Shops at Riverside, The	1.03%	(1)	138,000		1,423	(2)	11/14/11	(3)
Shops at Sunset Place, The	2.42%	(21)	80,848		4,692		05/09/10	(3)
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		107,182		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	09/30/10
Southdale Center	5.18%		186,550		9,671	(2)	04/01/10
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
SouthPark Residential	1.63%	(1)	41,146		1,126		02/28/10	(3)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/12

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2009
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service		Maturity Date
Springfield Mall	1.33%	(1)	72,300		962	(2)	12/01/10	(3)
Square One	6.73%		85,957		7,380		03/11/12
St. Johns Town Center	5.06%		170,000		8,602	(2)	03/11/15
St. John's Town Center Phase II	5.50%	(11)	77,500		4,266	(2)	05/10/15	(3)
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12
Stoneridge Shopping Center	7.50%		228,659		19,214		11/30/16
Toki Premium Outlets — Fixed	1.80%		9,108	(26)	2,560		10/31/11
Tosu Premium Outlets — Fixed	1.50%		7,603	(26)	2,149		08/24/13
Tosu Premium Outlets — Variable	0.67%	(12)	10,409	(26)	3,539		01/31/12
Valley Mall	5.83%		45,340		3,357		06/01/16
Villabe A6 — Bel'Est — Fixed	6.16%	(31)	10,013		616	(2)	08/31/11
Villabe A6 — Bel'Est — Variable	1.40%	(31)	2,557		36	(2)	08/31/11
Village Park Plaza	4.60%		29,850	(17)	1,374	(2)	07/01/15
West Town Corners	4.60%		18,800	(17)	865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	4.86%		500,000		24,300	(2)	06/01/10
Whitehall Mall	7.00%		12,029		1,149		11/01/18
Wilenska Station Shopping Center — Fixed	5.05%	(31)	26,781		1,351	(2)	08/31/11
Wilenska Station Shopping Center — Variable	2.23%	(31)	16,125		360	(2)	08/31/11

Total Joint Venture Secured Indebtedness at Face Amounts			$16,432,997
Unsecured Indebtedness:
TMLP Trust Preferred Unsecured Securities	7.38%		100,000		7,375	(2)	03/30/36	(19)

Total Joint Venture Unsecured Indebtedness			100,000
Net Premium on Indebtedness			17,872
Net Discount on Indebtedness			(1,593)
Total Joint Venture Indebtedness			$16,549,276

Our Share of Joint Venture Indebtedness			$6,552,370	(23)

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 56 bps to 450 bps. LIBOR as of December 31, 2009 was 0.23%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Operating Partnership's option.

(4)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(5)
We have executed a swap agreement that fixes the interest rate on $200 million of this loan at 4.35%.

(6)
Loans secured by these Properties are cross-collateralized and cross-defaulted. Factory Stores of America includes Boaz, Georgetown, Graceville, Lebanon, Nebraska City and Story City.

(7)
Loans secured by these three Properties are cross-collateralized and cross-defaulted.

(8)
Loan is secured by The Domain Shopping Center, Palms Crossing, and Shops at Arbor Walk and is cross-collateralized and cross-defaulted.

(9)
Loans secured by these three Properties are cross-collateralized.

(10)
Loans secured by these four Properties are cross-collateralized.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 35 bps to 187.5 bps. Yen LIBOR as of December 31, 2009 was 0.1650%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2009.

(14)
Requires semi-annual payments of interest only.

(15)
On December 8, 2009, we entered into a new unsecured revolving corporate credit facility providing an initial borrowing capacity of $3.565 billion. The new facility contains an accordian feature up to $4.0 billion and will mature on March 31, 2013. The base interest on the credit facility is LIBOR plus 210 basis points. The balance as of December 31, 2009 reflects interest at LIBOR plus 37.5 basis points as the borrowings on the new facility were not drawn until January 5, 2010. As of December 31, 2009, $3.1 billion was available after outstanding borrowings and letter of credits.

(16)
Amounts shown in USD equivalent. Euro equivalent is 716.0 million. Associated with these loans are interest rate swap agreements with a total combined Euro 601.4 million notional amount that effectively fixes Facility A and B, Giugliano, and a portion of Cinisello at 5.50%.

(17)
Loans secured by these five Properties are cross-collateralized and cross-defaulted.

(18)
LIBOR + 1.780%, with LIBOR capped at 4.000%.

(19)
Redeemable beginning 3/30/11, pricing re-sets every 5 years based on an index of LIBOR + 2.375%.

(20)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(21)
Interest rate spread uses weighted average spread payable on the loan. As of 12/31/09, the spread was 2.189%, with LIBOR capped at 7.50%.

(22)
LIBOR + 3.000%, with LIBOR capped at 8.500%.

(23)
Our share of indebtedness for joint ventures excludes our share of indebtedness of $145.9 million in joint venture entities in which Gallerie Commerciali Italia holds a non-controlling interest.

(24)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.50%.

(25)
The maturity date shown represents the Anticipated Maturity Date of the loan which is typically 10-20 years earlier than the stated Maturity Date of the loan. Should the loan not be repaid at the Anticipated Repayment Date the applicable interest rate shall increase as specified in the loan agreement.

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 39,382.5 million

(27)
LIBOR + 0.870%, with LIBOR capped at 4.000%.

(28)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(29)
LIBOR + 1.950%, with LIBOR capped at 6.00%.

(30)
LIBOR + 4.500%, with LIBOR capped at 8.250%. Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.50%.

(31)
Amounts shown in USD equivalent. Euro equivalent is 325.5 million. Associated with these loans are interest rate swap agreements with a total combined Euro 304.4 million notional amount that effectively fixed these loans at a combined 5.44%.

(32)
Loan was paid off after 12/31/09.

(33)
Amounts shown in US Dollar Equivalent. Balances include borrowings on multi-currency tranche of Yen 22,125.0 million.

(34)
Amounts shown in US Dollar Equivalent. Balances include borrowings on multi-currency tranche of Euro 144.5 million.

(35)
Loans secured by these four Properties are cross-collateralized and cross-defaulted.

(36)
LIBOR + 0.560%, with LIBOR capped at 7.00%.

(37)
Loans secured by these three Properties are cross-collateralized.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2009, 2008, 2007 are as follows:

	2009	2008	2007
Balance, Beginning of Year	$18,042,532	$17,218,674	$15,394,489
Additions during period:
New Loan Originations	2,073,874	1,833,677	3,362,732
Loans assumed in acquisitions and consolidations	—	—	399,545
Net Premium	3,162	(7,192)	(1,669)
Deductions during period:
Loan Retirements	(1,427,858)	(930,818)	(1,862,145)
Amortization of Net Premiums	(10,627)	(14,611)	(13,661)
Scheduled Principal Amortization	(50,781)	(57,198)	(60,617)

Balance, End of Year	$18,630,302	$18,042,532	$17,218,674

Item 3.    Legal Proceedings

            We are involved in various legal proceedings that arise in the ordinary course of our business. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 4.    Reserved

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on our units:

Declared Distributions
2008
1st Quarter	$0.90
2nd Quarter	0.90
3rd Quarter	0.90
4th Quarter	0.90
2009
1st Quarter	$0.90
2nd Quarter	0.60
3rd Quarter	0.60
4th Quarter	0.60

  Holders

            The number of holders of record of units was 254 as of February 25, 2010.

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

            On February 2, 2010, Simon Property's Board of Directors approved a quarterly common stock dividend of $0.60 per share, payable all in cash. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. Distributions during 2009 aggregated $2.70 per unit and were paid in a combination of cash and units. Distributions during 2008, which aggregated to $3.60 per unit, were paid entirely in cash.

  Unregistered Sales of Equity Securities

            We did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended, during the fourth quarter of 2009.

  Temporary Equity

            During 2009, holders of Series I preferred units were not eligible to convert their preferred units into units as the triggering price of $75.34 was not met. As of December 31, 2009, the conversion trigger price of $74.18 had been met and each Series I preferred unit became convertible into 0.847495 of a unit through March 31, 2010.

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

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$3,775,216	$3,783,155	$3,650,799	$3,332,154	$3,166,853
Consolidated income from continuing operations	387,262	599,560	674,605	729,727	503,148
Net income attributable to unitholders	$343,572	$529,726	$549,678	$614,911	$510,581
BASIC EARNINGS PER UNIT:
Income from continuing operations	$1.06	$1.88	$2.09	$2.20	$1.27
Discontinued operations	—	—	(0.13)	—	0.55

Net income attributable to unitholders	$1.06	$1.88	$1.96	$2.20	$1.82

Weighted average units outstanding	324,102	282,508	281,035	279,567	279,825
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$1.05	$1.87	$2.08	$2.19	$1.27
Discontinued operations	—	—	(0.13)	—	0.55

Net income attributable to unitholders	$1.05	$1.87	$1.95	$2.19	$1.82

Diluted weighted average units outstanding	325,764	283,059	281,813	280,471	280,696
Distributions per unit (1)	$2.70	$3.60	$3.36	$3.04	$2.80
BALANCE SHEET DATA:
Cash and cash equivalents	$3,957,718	$773,544	$501,982	$929,360	$337,048
Total assets	25,948,266	23,422,749	23,442,466	22,003,173	21,068,666
Mortgages and other indebtedness	18,630,302	18,042,532	17,218,674	15,394,489	14,106,117
Total equity	$5,182,962	$3,101,967	$3,414,612	$4,040,676	$4,444,227
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,720,520	$1,635,887	$1,559,432	$1,316,148	$1,195,141
Investing activities	(418,991)	(1,022,275)	(2,049,576)	(607,432)	(52,434)
Financing activities	$1,882,645	$(342,050)	$62,766	$(116,404)	$(1,325,743)
Ratio of Earnings to Fixed Charges	1.30x	1.46x	1.53x	1.73x	1.56x

Notes

(1)
Represents distributions declared per period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            You should read the following discussion in conjunction with the consolidated financial statements and notes thereto that are included in this report.

  Overview

            Simon Property Group, L.P., is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of December 31, 2009, we owned or held an interest in 321 income-producing properties in the United States, which consisted of 162 regional malls, 41 Premium Outlet centers, 67 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2009, we had ownership interests in 51 European shopping centers (France, Italy and Poland), eight Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one Premium Outlet center in South Korea. Also, through joint venture arrangements we have a 24% interest in two shopping centers in Italy currently under development. During 2009, we recognized a loss on the sale of four of our U.S. properties and all of our shopping centers in operation or under development in China. We also agreed to purchase a portfolio of 22 outlet shopping centers. The purchase is expected to close in the first half of 2010. In early 2010, we and our joint venture partner agreed to sell our interests in seven shopping centers in France and Poland.

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

            We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

  •
  Focusing on leasing to increase revenues and utilizing economies of scale to reduce operating expenses,

  •
  Expanding and re-tenanting existing franchise locations at competitive market rates,

  •
  Adding mixed-use elements to properties,

  •
  Selectively acquiring high quality real estate assets or portfolios of assets, and

  •
  Selling non-core assets.

            We also grow by generating supplemental revenue from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  Offering property operating services to our tenants and others, including waste handling and facility services, and the sale of energy,

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

  Results Overview

            Diluted earnings per unit of limited partnership interest, or units, decreased $0.82 during 2009, or 43.9%, to $1.05 from $1.87 for 2008. The decrease is primarily due to losses on asset sales and impairment charges. These included a $140.5 million, or $0.44 per unit, other-than-temporary impairment charge related to our investment in Liberty International, PLC, or Liberty, a U.K. REIT. We recorded the other-than-temporary charge in the second quarter of 2009 due to the significance and duration of the decline in quoted fair value, including the related currency exchange component, below the carrying value of the securities. In the fourth quarter of 2009, we also recorded adjustments in the carrying values of three underperforming assets, including one consolidated operating property and two joint venture assets, the write-off of certain predevelopment costs related to projects that we no longer plan to pursue due to economic conditions, and adjustments to carrying values for certain parcels of land, amounting to $88.1 million, or $0.27 per unit, net of related tax benefit and noncontrolling interest share. We also recorded net losses related to the sale of assets and interests in unconsolidated entities of $30.1 million, or $0.09 per unit. For 2009, earnings per unit were diluted by approximately $0.21 per unit as a result of Simon Property's two equity offerings and from the units we issued in the quarterly distributions. For 2008, we recorded a $20.3 million, or $0.07 per diluted unit, loss on extinguishment of debt related to our redemption of the 7% MandatOry Par Put Remarked Securities, or MOPPRS. In addition, we recorded impairment charges of $21.2 million, or $0.07 per diluted unit, during 2008.

            In the United States, our business fundamentals were relatively stable, except for tenant sales psf which were down across the portfolio, and were dependent upon asset type, geographic location, and mix of specialty and luxury tenants. Average base rents for the regional mall and domestic Premium Outlet portfolios were relatively stable for 2009. The regional malls average base rent ended the year at $40.04 psf, or an increase of 1.4% over 2008. The domestic Premium Outlets average base rent ended the year at $33.45 psf, or an increase of 21.0%. The stability of the occupancy, rent psf, and releasing rental spread fundamentals contributed to the growth in our operating results despite the adverse economic conditions affecting our tenants and retail consumers.

            Internationally, in 2009, we and our joint venture partners opened one additional center and expanded one existing Premium Outlet Center in Japan which added an aggregate 396,300 square feet of retail space to the international portfolio. Also in December 2009, we recognized a loss on our joint venture interests in our shopping centers in China. We sold our interests to affiliates of our Chinese partner for approximately $29 million, resulting in a loss of approximately $20 million.

            On February 4, 2010, we and our partner in Simon Ivanhoe S.à.r.l , or Simon Ivanhoe, Ivanhoe Cambridge Inc. , or Ivanhoe Cambridge, entered into a definitive agreement to sell all of the interests in Simon Ivanhoe which owns seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners will receive consideration of €715 million for their interests, subject to certain post-closing adjustments. We expect our share of the gain on sale of our interests in Simon Ivanhoe to be approximately $300 million. The transaction is scheduled to close during the first half of 2010, subject to customary closing conditions and regulatory approvals.

            We and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

            Our effective overall borrowing rate at December 31, 2009 increased 50 basis points to 5.62% as compared to 5.12% at December 31, 2008. This increase was primarily due to a $1.4 billion increase in our portfolio of relatively higher rate fixed rate debt. Our financing activities for the year ended December 31, 2009, included:

  •
  decreasing borrowings on our $3.5 billion unsecured revolving credit facility, or the Credit Facility, to approximately $446.1 million as of December 31, 2009. The ending balance on this facility was entirely comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. On December 8, 2009, we entered into a new unsecured revolving corporate credit facility providing an initial borrowing capacity of $3.565 billion. The new credit facility contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The new credit facility matures on March 31, 2013. Borrowings on the new credit facility were not drawn until January 5, 2010 when the Euro and Yen-denominated borrowings on the Credit Facility were transitioned to the new credit facility.

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

            On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. We will report a $165.6 million charge to earnings in the first quarter of 2010 as a result of the tender offer.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot for our four domestic platforms. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information in this section on the 16 regional malls we acquired from The Mills Corporation in 2007, or the Mills Regional Malls, from the information on our other regional malls. We do not include any properties located outside of the United States in this section. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,
  •
  properties we account for under the equity method of accounting as joint ventures, and
  •
  the foregoing two categories of properties on a total portfolio basis.

	2009	%/Basis Points Change(1)		2008	%/Basis Points Change(1)		2007	%/Basis Point Change(1)
Regional Malls:
Occupancy
Consolidated	92.4%	-20 bps		92.6%	-130 bps		93.9%	+90 bps
Unconsolidated	91.4%	-50 bps		91.9%	-80 bps		92.7%	-80 bps
Total Portfolio	92.1%	-30 bps		92.4%	-110 bps		93.5%	+30 bps
Average Base Rent per Square Foot
Consolidated	$38.43	0.6%		$38.21	5.4%		$36.24	4.2%
Unconsolidated	$43.19	2.8%		$42.03	8.5%		$38.73	6.2%
Total Portfolio	$40.04	1.4%		$39.49	6.5%		$37.09	4.8%
Comparable Sales per Square Foot
Consolidated	$410	(7.9%	)	$445	(5.7%	)	$472	2.2%
Unconsolidated	$483	(7.6%	)	$523	(1.3%	)	$530	4.9%
Total Portfolio	$433	(7.9%	)	$470	(4.3%	)	$491	3.2%
Premium Outlet Centers:
Occupancy	97.9%	-100 bps		98.9%	-80 bps		99.7%	+30 bps
Average Base Rent per Square Foot	$33.45	21.0%		$27.65	7.7%		$25.67	5.9%
Comparable Sales per Square Foot	$500	(1.8%	)	$509	1.0%		$504	7.0%
The Mills®:
Occupancy	93.9%	-60 bps		94.5%	+40 bps		94.1%	—
Average Base Rent per Square Foot	$19.62	0.6%		$19.51	2.4%		$19.06	—
Comparable Sales per Square Foot	$369	(0.8%	)	$372	—		$372	—
Mills Regional Malls:
Occupancy	89.3%	190 bps		87.4%	-210 bps		89.5%	—
Average Base Rent per Square Foot	$35.41	(4.3%	)	$36.99	3.8%		$35.63	—
Comparable Sales per Square Foot	$380	(9.1%	)	$418	(5.9%	)	$444	—
Community/Lifestyle Centers:
Occupancy
Consolidated	89.3%	—		89.3%	-360 bps		92.9%	+140 bps
Unconsolidated	93.2%	-10 bps		93.3%	-330 bps		96.6%	+10 bps
Total Portfolio	90.7%	—		90.7%	-340 bps		94.1%	+90 bps
Average Base Rent per Square Foot
Consolidated	$13.94	1.8%		$13.70	7.6%		$12.73	7.0%
Unconsolidated	$12.55	1.1%		$12.41	4.7%		$11.85	1.5%
Total Portfolio	$13.45	1.5%		$13.25	6.6%		$12.43	5.2%

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

            Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on mall and freestanding Gross Leasable Area, or GLA, owned by us in the regional malls, and all tenants at The Mills, Premium

Outlet Centers, and community/lifestyle centers. Our portfolio has maintained relatively stable occupancy and increased the aggregate average base rents despite continuing economic difficulties.

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

International Property Data

            The following are selected key operating statistics for certain of our international properties.

	2009	% Change		2008	% Change		2007
European Shopping Centers
Occupancy	95.9%			98.4%			98.7%
Comparable sales per square foot	€400	(2.7%	)	€411	(2.4%	)	€421
Average rent per square foot	€31.41	4.3%		€30.11	1.8%		€29.58
International Premium Outlet Centers(1)
Occupancy	99.6%			99.9%			100%
Comparable sales per square foot	¥94,468	2.7%		¥92,000	(1.3%	)	¥93,169
Average rent per square foot	¥4,714	0.6%		¥4,685	1.3%		¥4,626

(1)
Does not include one center in Mexico (Premium Outlets Punta Norte) and one center in Korea (Yeoju Premium Outlets).

Critical Accounting Policies

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue, and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.

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
  •
  We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments including investments in unconsolidated entities if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other-than-temporary.

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
  •
  We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.
  •
  A variety of costs are incurred in the development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy and cease capitalization of costs upon opening.

Results of Operations

            In addition to the activity discussed above in "Results Overview," the following acquisitions, property openings, and other activity significantly affected our consolidated results from continuing operations in the comparative periods:

  •
  During 2009, we sold four consolidated properties described below.
  •
  During 2009, we recognized a loss on our joint venture interests in our shopping centers in China. We sold our interests to affiliates of our Chinese partner for approximately $29 million resulting in a loss of approximately $20 million.
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

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On September 28, 2009, we opened Suzhou In City Plaza, a 750,000 square foot center located in Suzhou, China. We held a 32.5% ownership interest in this center which was sold as part of the disposition of our interests in China.
  •
  On September 25, 2009, we opened Zhengzhou In City Plaza, a 465,000 square foot center located in Zhengzhou, China. We held a 32.5% ownership interest in this center which was sold as part of the disposition of our interests in China.
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
  •
  On June 5, 2008, we opened Changshu In City Plaza, a 487,000 square foot retail center located in Changshu, China. We held a 32.5% ownership interest in this center which was sold as part of the disposition of our interests in China.
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
  •
  On June 1, 2007, Chelsea Japan opened Yeoju Premium Outlets, a 250,000 square foot center in Korea.
  •
  On February 16, 2007, SPG-FCM Ventures, LLC, or SPG-FCM, an entity in which a subsidiary of ours holds a 50% interest, entered into a definitive agreement to acquire The Mills Corporation, or Mills. The Mills acquisition added 36 properties and over 42 million square feet of gross leasable area to our portfolio. The properties are generally located in major metropolitan areas and consist of a combination of traditional anchor tenants, local and national retailers, and a number of larger "big box" tenants. We made an equity investment of $650.0 million and provided loans to SPG-FCM and Mills in various amounts throughout 2007 to acquire Mills' remaining common and preferred equity, and to pay various costs of the transaction. We serve as manager of the properties acquired in this transaction, which is more fully discussed in the "Liquidity and Capital Resources" section.

            For the purposes of the following comparisons between the years ended December 31, 2009 and 2008 and the years ended December 31, 2008 and 2007, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both the current and prior year.

            During 2009, we sold four consolidated properties that had an aggregate book value of $13.7 million for aggregate sales proceeds of $3.9 million, resulting in a net loss on sale of $9.8 million. The loss on sale of these assets recognized in the consolidated statements of operations and the operating results of the properties that we sold or disposed of during 2009 were not significant to our consolidated results of operations. The following is a list of the consolidated properties we sold and the date of disposition:

Property	Date of Disposition
Knoxville Commons	November 2, 2009
Park Plaza	November 2, 2009
Eastland Plaza	October 30, 2009
Raleigh Springs Mall	October 15, 2009

            In 2008 we had no consolidated property dispositions.

            During 2007, we disposed of five consolidated properties that had an aggregate book value of $91.6 million for aggregate sales proceeds of $56.4 million, resulting in a net loss on sale of approximately $35.3 million. The loss on sale of these assets has been reported as discontinued operations in the consolidated statements of operations. The operating results of the properties that we sold or disposed of during 2007 were not significant to our consolidated results of operations. The following is a list of consolidated property dispositions and the date of disposition for which we have reported the results of sale within discontinued operations:

Property	Date of Disposition
Lafayette Square	December 27, 2007
University Mall	September 28, 2007
Boardman Plaza	September 28, 2007
Griffith Park Plaza	September 20, 2007
Alton Square	August 2, 2007

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

            Minimum rents increased $24.9 million in 2009, of which the property transactions accounted for $27.3 million of the increase, offset by a decrease in comparable minimum rents of $2.4 million, or 0.1%. The decrease in comparable minimum rents was primarily attributable to a $15.4 million decline in the fair market value of in-place lease amortization and a $12.6 million decrease in straight-line rents, offset by an increase in minimum rents of $22.8 million and an increase in comparable rents from carts, kiosks, and other temporary tenants of $2.8 million. Overage rents decreased $15.3 million or 15.3%, as a result of a reduction in tenant sales for the period as compared to the prior year.

            Tenant reimbursements decreased $3.7 million, due to a $14.8 million, or 1.4%, decrease in the comparable properties as a result of a decrease in expenditures allocable to tenants paying common area maintenance on a proportionate basis, offset by an $11.1 million increase attributable to the property transactions.

            Management fees and other revenues decreased $8.4 million principally as a result of decreased earned premiums of our wholly-owned captive insurance entities and lower fee revenue due to the reduction in development, leasing and joint venture property refinancing activity.

            Total other income decreased $5.4 million, and was principally the result of the following:

  •
  a $15.4 million decrease in interest income primarily due to lower reinvestment rates and the lower rate applicable to our variable rate loan facility with SPG-FCM,
  •
  a $2.3 million decrease in net other activity, and

These decreases were offset in part by a $6.5 million increase in land sale activity primarily related to a land sale in the fourth quarter of 2009 and a $5.8 million increase in lease settlement income.

            Property operating expenses decreased $30.2 million, or 6.6%, primarily related to lower utility costs resulting from our cost control and cost reduction initiatives.

            Depreciation and amortization expense increased $28.1 million due to the impact of prior year openings and expansion activity and acceleration of depreciation for certain properties scheduled for redevelopment.

            Repairs and maintenance decreased $16.1 million due to our cost savings efforts.

            Home and regional office expense decreased $34.8 million primarily due to decreased personnel costs attributable to our cost control initiatives and lower incentive compensation levels.

            During 2009, we recognized a non-cash charge of $140.5 million representing an other-than-temporary impairment in the fair value below the carrying value of our minority investment in Liberty. We recorded the charge to earnings due to the significance and duration of the decline in the total share price, including currency revaluations. In addition, we recorded impairment charges in 2009 of $56.9 million related to one regional mall, certain parcels of land and certain predevelopment costs related to projects no longer being pursued. In 2008, we recognized an impairment of $16.5 million primarily representing the write-down of a mall property to its estimated net realizable value and the write-off of predevelopment costs for various development opportunities which we no longer plan to pursue.

            During 2009, we recorded $5.7 million in transaction expenses related to costs associated with significant acquisition related activities. In accordance with the required adoption of a new accounting pronouncement effective January 1, 2009, all transaction costs are expensed as incurred and are no longer capitalized as a component of acquisition cost as prior accounting guidance permitted.

            Interest expense increased $44.9 million primarily related to our issuance of $500 million of senior unsecured notes on August 11, 2009, $600 million senior unsecured notes on May 15, 2009 and $650 million senior unsecured notes on March 25, 2009, offset by decreased interest expense on our Credit Facility due to the payoff of the U.S. tranche and other property debt refinancings.

            The 2008 period included a loss on extinguishment of debt of $20.3 million in the second quarter of 2008 related to the redemption of $200 million in remarketable debt securities. We extinguished the debt because the remarketing reset base rate was above the rate for 30-year U.S. Treasury securities at the date of redemption.

            Income tax expense of taxable REIT subsidiaries decreased $8.8 million due to the recognition of a $5.8 million tax benefit in 2009 related to the adjustment of the carrying value of our investment in an unconsolidated non-retail real estate entity.

            Income from unconsolidated entities increased $8.0 million as a result of our 2008 joint venture openings and expansion activity, interest rate savings from favorable interest rates and debt refinancings, and additional depreciation provisions related to the finalization of purchase accounting on asset basis step-ups in the 2008 period associated with the acquisition of Mills, offset by the gain recognized in 2008 from our disposition of an investment holding of non-retail real estate adjacent to one of our regional mall operating properties.

            In 2009, we recognized a $42.7 million impairment charge representing our share of impairment charges recorded by unconsolidated entities and also impairment charges on our investment in certain unconsolidated entities for which we deemed the declines in value below our carrying amount other-than-temporary.

            The loss on sale of assets and interests in unconsolidated entities of $30.1 million in 2009 was the result of the sale of one regional mall, three community centers, and our 32.5% joint venture interests in our shopping centers operating or under development in China.

            Preferred unit distribution requirements decreased $20.5 million as a result of the conversion of preferred units to units during 2008.

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

            Total other income decreased $56.6 million principally as a result of the following:

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

These decreases were offset in part by a $3.1 million increase in net other activity.

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

            In 2008, we recognized impairment charges of $16.5 million primarily representing the write-down of a mall property to its estimated net realizable value and the write-off of predevelopment costs for various development opportunities that we no longer plan to pursue.

            Interest expense increased marginally by $1.3 million despite an $823.9 million increase in consolidated borrowings to fund our development and redevelopment activities, and the full year impact of our borrowings to fund the Mills-related loans, due to a 55 basis point decline in our weighted average borrowing rates. This decrease in weighted average borrowing rates was driven primarily by a decline in the applicable LIBOR rate for a majority of our consolidated floating rate debt instruments, including the Credit Facility.

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

            In 2007, we recognized an impairment charge of $55.1 million related to a land joint venture in Phoenix, Arizona.

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

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises approximately 12% of our total consolidated debt at December 31, 2009. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.9 billion during 2009. In addition, the new credit facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents increased $3.2 billion during 2009 to $4.0 billion as of December 31, 2009. December 31, 2009 and 2008 balances include $38.1 million and $29.8 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On December 31, 2009, we had available borrowing capacity of approximately $3.1 billion under the Credit Facility, net of outstanding borrowings of $446.1 million and letters of credit of $5.7 million. During 2009, the maximum amount outstanding under the Credit Facility was $1.6 billion and the weighted average amount outstanding was $669.8 million. The weighted average interest rate was 0.94% for the year ended December 31, 2009. On December 8, 2009, we entered into a new unsecured revolving corporate credit facility providing an initial borrowing capacity of $3.565 billion. The new credit facility contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The new credit facility matures on March 31, 2013. Borrowings on the new facility were not drawn until January 5, 2010 when the Euro and Yen-denominated borrowings on the Credit Facility were transitioned to the new credit facility.

            We and/or Simon Property also have access to public equity and long term unsecured debt markets and access to private equity from institutional investors at the property level.

            Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition and development activity, redevelopment capital, and to refinance maturing debt. The turmoil in the capital markets that began in 2008 and which now shows signs of abating had an impact on many businesses', including ours, ability to access debt and equity capital. We raised approximately $3.4 billion in the public capital markets in 2009; however, there is no assurance we will be able to continue to do so in future periods or on similar terms or conditions. We believe we have sufficient cash on hand and availability under the new credit facility to address our debt maturities and capital needs through 2010.

            As discussed further in Financing and Debt below, on January 12, 2010, we commenced a tender offer to purchase ten outstanding series of notes. We subsequently purchased $2.285 billion of notes on January 26, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $2.25 billion of senior unsecured notes issued on January 25, 2010.

            On February 16, 2010, Simon Property announced a written offer made to acquire General Growth Properties, Inc., or General Growth, in a transaction valued at more than $10 billion, including approximately $9 billion in cash. Of this consideration, approximately $7 billion will be paid to unsecured creditors, representing par value plus accrued and unpaid dividends and interest. The transaction would not be subject to a financing condition and would be financed through cash on hand, asset sales and through equity co-investments in acquired properties by strategic institutional investors, with the balance coming from our new credit facility. The offer indicated a willingness to discuss consideration consisting in whole or in part of equity in lieu of the cash portion of the consideration to

General Growth's stockholders, and perhaps certain of its unsecured creditors, for those who would prefer to receive equity. The offer is subject to confirmatory due diligence and the negotiation and execution of a definitive transaction agreement, as well as required bankruptcy court and creditor approvals. As of the filing of this report, there is no agreement for such a transaction.

  Acquisition of The Mills Corporation by SPG-FCM

            On February 16, 2007, SPG-FCM, a 50/50 joint venture between one of our affiliates and funds managed by Farallon Capital Management, L.L.C., or Farallon, entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interests in the 36 properties that remain at December 31, 2009 was completed in April 2007. As of December 31, 2009, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills primarily at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during 2007. As of December 31, 2009, the outstanding balance of our loan to SPG-FCM was $632.0 million, and the average outstanding balance during the twelve month period ended December 31, 2009 of all loans made to SPG-FCM and Mills was approximately $589.5 million. During 2009, 2008 and 2007, we recorded approximately $9.3 million, $15.3 million and $39.1 million in interest income (net of inter-entity eliminations) related to these loans, respectively. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2009, 2008 and 2007 of approximately $3.7 million, $3.1 million and $17.4 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The existing loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2010, with two available one-year extensions. Fees charged on loans made to SPG-FCM and Mills are amortized on a straight-line basis over the life of the loan.

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

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $1.9 billion during 2009. In addition, we received net proceeds from our debt financing and repayment activities in 2009 of $542.1 million. These activities are further discussed below in "Financing and Debt". Also during 2009, we:

  •
  paid unitholder distributions of $147.8 million in cash and $754.2 million in units,
  •
  issued 40,250,000 units to Simon Property in exchange for the $1.6 billion of proceeds from two separate public offerings of Simon Property common stock,
  •
  paid preferred unit distributions totaling $38.2 million,
  •
  redeemed $85.1 million aggregate liquidation preference of 7.75%/8% cumulative redeemable preferred units,
  •
  funded consolidated capital expenditures of $376.3 million (includes development and other costs of $160.4 million, renovation and expansion costs of $159.0 million, and tenant costs and other operational capital expenditures of $56.9 million), and
  •
  funded investments in unconsolidated entities of $107.2 million.

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

  •
  excess cash generated from operating performance and working capital reserves,
  •
  borrowings on our new credit facility,
  •
  additional secured or unsecured debt financing, or
  •
  additional equity raised in the public or private markets.

            We expect to generate positive cash flow from operations in 2010, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from retail tenants, many of whom continue to experience considerable financial distress. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the new credit facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

  Financing and Debt

  Unsecured Debt

            Our unsecured debt at December 31, 2009 consisted of approximately $11.6 billion of our senior unsecured notes and $446.1 million outstanding under the Credit Facility. The total outstanding balance of the Credit Facility as of December 31, 2009 was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings which expired on January 11, 2010. The balance as of December 31, 2009 reflects interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points as these borrowings were made under the Credit Facility. On December 8, 2009, we entered into a new unsecured revolving corporate credit facility providing an initial borrowing capacity of $3.565 billion. The new credit facility contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The new credit facility matures on March 31, 2013. The base interest on the new credit facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points. Borrowings on the new credit facility were not drawn until January 5, 2010 when the Euro and Yen-denominated borrowings on the Credit Facility were transitioned to the new credit facility.

            During the year ended December 31, 2009, we drew amounts from the Credit Facility to fund the redemption of $600.0 million of maturing senior unsecured notes. We repaid a total of $1.2 billion on the Credit Facility during the year ended December 31, 2009. The maximum outstanding balance during the year ended December 31, 2009 was approximately $1.6 billion. During the year ended December 31, 2009, the weighted average outstanding balance of the Credit Facility was approximately $669.8 million.

            On March 25, 2009, we issued $650.0 million of senior unsecured notes at a fixed interest rate of 10.35%. The proceeds from the offering were used to reduce borrowings on the Credit Facility and for general business purposes.

            On May 15, 2009, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 6.75%. The proceeds from the offering were used for general business purposes. The notes were re-opened on August 11, 2009, and an additional $500.0 million of senior unsecured notes were issued. We used the proceeds from the offering for general business purposes.

            On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. We will report a $165.6 million charge to earnings in the first quarter of 2010 as a result of the tender offer.

  Secured Debt

            Total secured indebtedness was $6.6 billion and $6.3 billion at December 31, 2009 and 2008, respectively.

            On July 30, 2009, we borrowed $400.0 million on a mortgage that is secured by Greenwood Park Mall, Southpark Mall, and Walt Whitman Mall, which matures on August 1, 2016 and bears interest at a fixed rate of 8.00%. This is a cross-collateralized and cross-defaulted loan as it pertains to these properties.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2009, and 2008, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2009	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2008	Effective Weighted Average Interest Rate
Fixed Rate	$16,814,240	6.10%	$15,424,318	5.76%
Variable Rate	1,816,062	1.19%	2,618,214	1.31%

	$18,630,302	5.62%	$18,042,532	5.12%

            As of December 31, 2009, we had $694.2 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.60%. As of December 31, 2009, the net effect of these agreements effectively converted $694.2 million of variable rate debt to fixed rate debt.

            Contractual Obligations and Off-balance Sheet Arrangements:    The following table summarizes the material aspects of our future obligations as of December 31, 2009 (dollars in thousands):

	2010	2011 to 2012	2013 to 2015	After 2015	Total
Long Term Debt
Consolidated(1)	$2,311,705	$4,965,828	$6,424,036	$4,918,999	$18,620,568

Pro Rata Share Of Long Term Debt:
Consolidated(2)	$2,292,867	$4,835,957	$6,355,112	$4,860,737	$18,344,673
Joint Ventures(2)	788,956	1,931,365	2,190,793	1,633,423	6,544,537

Total Pro Rata Share Of Long Term Debt	3,081,823	6,767,322	8,545,905	6,494,160	24,889,210
Consolidated Capital Expenditure Commitments(3)	27,938	357	—	—	28,295
Joint Venture Capital Expenditure Commitments(3)	6,115	3,779	—	—	9,894
Consolidated Ground Lease Commitments(4)	16,782	33,760	51,974	630,654	733,170

Total	$3,132,658	$6,805,218	$8,597,879	$7,124,814	$25,660,569

(1)
Represents principal maturities only and therefore, excludes net premiums and discounts of $9,734 and all required interest payments. We incurred interest expense during 2009 of $992.1 million, net of capitalized interest of $14.5 million.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

(3)
Represents our pro rata share of capital expenditure commitments.

(4)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of December 31, 2009, we had loan guarantee obligations to support $47.2 million to support our total $6.5 billion share of joint venture mortgage and other indebtedness presented in the table above.

  Preferred Unit Activity

            During 2009, the holders of 500,891 Series I preferred units exercised their rights to exchange the preferred units for shares of Simon Property's Series I preferred stock.

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

            Acquisitions.    Although the acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies, we did not acquire any properties during 2009.

            We entered into a definitive agreement in December 2009 to acquire all of the outlet shopping centers currently owned by Prime Outlets Acquisition Company and certain of its affiliated entities, or the 'Prime Outlets', subject to Prime Outlets' existing fixed rate indebtedness and preferred stock. The Prime Outlets consist of 22 high quality outlet centers located in major metropolitan markets. We will pay consideration (consisting of cash and units of the Operating Partnership) of approximately $0.7 billion for the owners' interests in the Prime Outlets. The acquisition is subject to several closing conditions relating to certain financing arrangements of the Prime Outlets. Assuming all closing conditions are satisfied on a timely basis, we expect the transaction will close in the second quarter of 2010.

            Dispositions.    We continue to pursue the sale of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. In 2009, we sold the following wholly-owned properties: Raleigh Springs, a regional mall located in Memphis, Tennessee; Eastland Plaza, a community center located in Tulsa, Oklahoma; Knoxville Commons, a community center located in Knoxville, Tennessee; and Park Plaza, a community center located in Hopkinsville, Kentucky. We received net proceeds of $3.9 million on the U.S. property dispositions and recorded a net loss on these dispositions of $9.8 million. Also in December 2009, we recognized a loss on our joint venture interests in our shopping centers operating and under development in China. We sold our interests to affiliates of our Chinese partner for approximately $29 million, resulting in a loss of approximately $20 million. The loss on sales of these wholly owned entities and our joint venture interests in China is included in "(Loss) gain on sale of assets and interests in unconsolidated entities" in the 2009 consolidated statements of operations and comprehensive income.

            On February 4, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge, entered into a definitive agreement to sell all of the interests in Simon Ivanhoe which owns seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners will receive consideration of €715 million for the assets, subject to certain post-closing adjustments. We expect our share of the gain on sale of our interests in Simon Ivanhoe to be approximately $300 million. The transaction is scheduled to close during the first half of 2010, subject to customary closing conditions and regulatory approvals.

            We do not believe the sale of these properties and joint venture interests will have a material impact on our future results of operations or cash flows. We believe the disposition of these assets will enhance the average overall quality of our portfolio.

  Development Activity

            New Domestic Developments.    Given the significant downturn in the economy, we have substantially reduced our development spending. On August 6, 2009, we opened Cincinnati Premium Outlets, a 400,000 square foot upscale manufacturers' outlet center located in Monroe, OH. The total cost to complete this project was approximately $93.0 million, which was funded with available cash from operations. Also included in development projects is a 600,000 square foot Phase II expansion at The Domain, which is expected to open in the first half of 2010. Other than these projects, our share of other 2009 new developments was not significant.

            Strategic Domestic Expansions and Renovations.    In addition to new development, we incur costs related to construction for significant renovation and expansion projects at our properties. On April 23, 2009, we opened The

Promenade at Camarillo Premium Outlets, a 220,000 square foot expansion of an existing center. The total cost to complete this project was approximately $73.0 million and was funded with available cash from operations. Included in our renovation and expansion projects is the addition of Nordstrom at South Shore Plaza, which is expected to open in the first half of 2010. We expect to fund this capital project with cash flow from operations. Our share of the cost of renovation or expansion projects that we expect to initiate or complete in 2010 is approximately $40.0 million.

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis:

	2009	2008	2007
New Developments and Other	$160	$327	$432
Renovations and Expansions	159	432	349
Tenant Allowances	43	72	106
Operational Capital Expenditures	14	43	130

Total	$376	$874	$1,017

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlet Centers in Japan and Mexico where we use Yen and Peso denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso and other foreign currencies is not material. We expect our share of international development costs for 2010 will be approximately $65.0 million.

            The carrying amount of our total combined investment in Simon Ivanhoe and GCI, as of December 31, 2009, including all related components of other comprehensive income, was $298.8 million. On December 14, 2009, we made an additional capital contribution to GCI of $79.4 million which was used to fund certain liabilities of the joint venture. The contribution increased our investment in GCI but did not impact our ownership percentage of the venture. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. Currently, two European developments are under construction which will add approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share is approximately €53 million, or $76.0 million based on current Euro:USD exchange rates. Although we agreed to sell our joint venture interest in Simon Ivanhoe in 2010, we and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

            As of December 31, 2009, the carrying amount of our 40% joint venture investment in the eight Japanese Premium Outlet Centers including all related components of other comprehensive income was $302.2 million. In 2009, we completed construction and opened Ami Premium Outlets, a 224,500 square foot center located outside Tokyo, Japan. The project's total projected net cost is JPY 15.4 billion, of which our share is approximately JPY 6.2 billion, or $66.8 million based on applicable Yen:USD exchange rates. We also completed construction and opened a 171,800 square foot expansion at Kobe-Sanda Premium Outlets in Hyougo-ken, Japan. The project's total projected net cost is JPY 7.6 billion, of which our share is approximately JPY 3.0 billion, or $33.0 million based on applicable Yen:USD exchange rates. Currently, Toki Premium Outlets Phase III and Tosu Premium Outlets Phase III are under construction in Japan. Toki Premium Outlets Phase III is a 62,000 square foot expansion to the Toki Premium Outlet Center located in Toki, Japan. The project's total projected net cost is JPY 2.2 billion, of which our share is approximately JPY 864 million, or $9.4 million based on applicable Yen:USD exchange rates. Tosu Premium Outlets Phase III is a 52,000 square foot expansion to the Tosu Premium Outlet Center located in Fukuoka, Japan. The project's total projected net cost is JPY 3.2 billion, of which our share is approximately JPY 1.3 billion, or $13.7 million based on applicable Yen:USD exchange rates.

            We hold a minority interest in Liberty which is a U.K. Real Estate Investment Trust that operates regional shopping centers and owns other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £3.2 billion and property investments of £6.1 billion, of which its U.K. regional shopping centers comprise 70%. Assets of the group under control or joint control amount to £9.3 billion. Our interest in Liberty is less than 6% of its outstanding shares. We adjust the carrying value of this investment quarterly using quoted market prices, including a related foreign exchange component.

Distributions and Stock Repurchase Program

            Distributions during 2009 aggregated $2.70 per unit and were paid in a combination of cash and units. Distributions during 2008 aggregated $3.60 per unit and were paid entirely in cash. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our consolidated net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

            Simon Property's Board of Directors had authorized the repurchase of up to $1.0 billion of common stock through July 2009. No purchases were made as part of this program in 2009. The program was not renewed and has now expired.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Simon Property's Board of Directors, principal executive and principal financial officers and effected by Simon Property's management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on that assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on their assessment of our internal control over financial reporting. Their report is included within Item 9A of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2009 of Simon Property Group, L.P. and Subsidiaries, and the financial statement schedule listed in the Index at Item 15, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 12, 2010

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain non-audit tax compliance services to be provided by Ernst & Young, LLP, Simon Property's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

Item 14.    Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made. We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Audit Fees (1)	$2,853,000	$2,776,000
Audit-Related Fees (2)	5,119,000	5,254,000
Tax Fees (3)	777,000	1,144,000
All Other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon Property, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. Our share of these Audit-Related Fees for the years ended 2009 and 2008 are approximately 46% and 51%, respectively.

(3)
Tax Fees include fees for international and other tax consulting services. Tax Fees also include return compliance services associates with the tax returns for The Mills Corporation and related subsidiaries and joint ventures. Our share of these fees for 2009 and 2008 is approximately 75% and 35%, respectively.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 12, 2010

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2009	December 31, 2008
ASSETS:
Investment properties, at cost	$25,336,189	$25,205,715
Less — accumulated depreciation	7,004,534	6,184,285

	18,331,655	19,021,430
Cash and cash equivalents	3,957,718	773,544
Tenant receivables and accrued revenue, net	402,729	414,856
Investment in unconsolidated entities, at equity	1,468,577	1,663,886
Deferred costs and other assets	1,155,587	1,028,333
Note receivable from related party	632,000	520,700

Total assets	$25,948,266	$23,422,749

LIABILITIES:
Mortgages and other indebtedness	$18,630,302	$18,042,532
Accounts payable, accrued expenses, intangibles, and deferred revenue	987,530	1,086,248
Cash distributions and losses in partnerships and joint ventures, at equity	457,754	380,730
Other liabilities and accrued distributions	159,345	155,151

Total liabilities	20,234,931	19,664,661

COMMITMENTS AND CONTINGENCIES
Preferred Units, various series, at liquidation value, and noncontrolling redeemable interests in properties	530,373	656,121
EQUITY:
Partners' Equity
Preferred units, 796,948 and 891,183 units outstanding, respectively. Liquidation values $39,847 and $42,486, respectively	45,704	48,671
General Partner, 285,748,271 and 231,319,644 units outstanding, respectively	4,412,433	2,576,307
Limited Partners, 57,804,779 and 56,368,410 units outstanding, respectively	892,603	627,799

Total partners' equity	5,350,740	3,252,777
Nonredeemable noncontrolling deficit interests in properties, net	(167,778)	(150,810)

Total equity	5,182,962	3,101,967

Total liabilities and equity	$25,948,266	$23,422,749

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Twelve Months Ended December 31,
	2009	2008	2007
REVENUE:
Minimum rent	$2,316,838	$2,291,919	$2,154,713
Overage rent	84,922	100,222	110,003
Tenant reimbursements	1,062,227	1,065,957	1,023,164
Management fees and other revenues	124,059	132,471	113,740
Other income	187,170	192,586	249,179

Total revenue	3,775,216	3,783,155	3,650,799

EXPENSES:
Property operating	425,703	455,874	454,510
Depreciation and amortization	997,598	969,477	905,636
Real estate taxes	333,957	334,657	313,311
Repairs and maintenance	91,736	107,879	120,224
Advertising and promotion	93,565	96,783	94,340
Provision for credit losses	22,655	24,035	9,562
Home and regional office costs	110,048	144,865	136,610
General and administrative	18,124	20,987	19,587
Impairment charge	197,353	16,489	—
Transaction expenses	5,697	—	—
Other	72,088	69,061	62,987

Total operating expenses	2,368,524	2,240,107	2,116,767

OPERATING INCOME	1,406,692	1,543,048	1,534,032
Interest expense	(992,065)	(947,140)	(945,852)
Loss on extinguishment of debt	—	(20,330)	—
Income tax benefit (expense) of taxable REIT subsidiaries	5,220	(3,581)	11,322
Income from unconsolidated entities	40,220	32,246	38,120
Impairment charge from investments in unconsolidated entities	(42,697)	(4,683)	(55,061)
(Loss) gain on sale of assets and interests in unconsolidated entities	(30,108)	—	92,044

Consolidated income from continuing operations	387,262	599,560	674,605
Discontinued operations	—	(25)	(117)
Loss on sale of discontinued operations	—	—	(35,252)

CONSOLIDATED NET INCOME	387,262	599,535	639,236
Net income attributable to noncontrolling interests	5,496	11,091	12,903
Preferred unit requirements	38,194	58,718	76,655

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$343,572	$529,726	$549,678

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$283,098	$422,517	$436,164
Limited Partners	60,474	107,209	113,514

Net income attributable to unitholders	$343,572	$529,726	$549,678

BASIC EARNINGS PER UNIT
Income from continuing operations	$1.06	$1.88	$2.09
Discontinued operations	—	—	(0.13)

Net income attributable to unitholders	$1.06	$1.88	$1.96

DILUTED EARNINGS PER UNIT
Income from continuing operations	$1.05	$1.87	$2.08
Discontinued operations	—	—	(0.13)

Net income attributable to unitholders	$1.05	$1.87	$1.95

Consolidated net income	$387,262	$599,535	$639,236
Unrealized gain (loss) on interest rate hedge agreements	1,509	(50,973)	(10,760)
Net (loss) gain on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(14,754)	(3,205)	902
Currency translation adjustments	(8,244)	(6,953)	6,297
Changes in available-for-sale securities and other	224,694	(168,619)	2,020

Comprehensive income	590,467	369,785	637,695
Comprehensive income attributable to noncontrolling interests	5,496	11,091	12,903

Comprehensive income attributable to unitholders	$584,971	$358,694	$624,792

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$387,262	$599,535	$639,236
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	1,009,490	956,827	875,284
Impairment charges	240,050	21,172	55,061
Loss (gain) on sale of assets and interests in unconsolidated entities	30,108	—	(92,044)
Loss on sale of discontinued operations	—	—	35,252
Straight-line rent	(24,653)	(33,672)	(20,907)
Equity in income of unconsolidated entities	(40,220)	(32,246)	(38,120)
Distributions of income from unconsolidated entities	105,318	118,665	101,998
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	37,465	(14,312)	(40,976)
Deferred costs and other assets	(28,089)	(21,295)	(70,138)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	3,789	41,213	114,786

Net cash provided by operating activities	1,720,520	1,635,887	1,559,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	—	(263,098)
Funding of loans to related parties	(120,000)	(8,000)	(2,752,400)
Repayments of loans from related parties	8,700	35,300	2,204,400
Capital expenditures, net	(376,275)	(874,286)	(1,017,472)
Cash impact from the consolidation and de-consolidation of properties	—	—	6,117
Net proceeds from sale of partnership interest, other assets and discontinued operations	33,106	—	56,374
Investments in unconsolidated entities	(107,204)	(137,509)	(687,327)
Purchase of marketable and non-marketable securities	(132,984)	(355,994)	(29,644)
Sale of marketable securities	74,116	8,997	16,989
Distributions of capital from unconsolidated entities and other	201,550	309,217	416,485

Net cash used in investing activities	(418,991)	(1,022,275)	(2,049,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,642,228	11,106	156,710
Purchase of preferred units and partnership units	—	(16,009)	(83,993)
Preferred unit redemptions	(87,689)	(1,845)	(300,468)
Distributions to noncontrolling interest holders in properties	(30,706)	(28,251)	(91,032)
Contributions from noncontrolling interest holders in properties	2,795	4,005	2,903
Partnership distributions	(186,050)	(1,075,895)	(1,020,674)
Mortgage and other indebtedness proceeds, net of transaction costs	3,220,706	4,456,975	5,577,083
Mortgage and other indebtedness principal payments	(2,678,639)	(3,692,136)	(4,177,763)

Net cash provided by (used in) financing activities	1,882,645	(342,050)	62,766

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,184,174	271,562	(427,378)
CASH AND CASH EQUIVALENTS, beginning of year	773,544	501,982	929,360

CASH AND CASH EQUIVALENTS, end of year	$3,957,718	$773,544	$501,982

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
Balance at December 31, 2006	$202,859	$3,070,882	$831,392	$(64,457)	$4,040,676

General partner contributions (231,025 units)		7,604			7,604
Series J preferred stock premium and amortization	(328)				(328)
Accretion of preferred units	1,157				1,157
Issuance of 147,241 limited partner common units for the purchase of Maine Premium Outlets			16,362		16,362
Issuance of 67,309 limited partner common units to the Mills Limited Partners			8,055		8,055
Series C preferred units (160,865 units) converted to limited partner common units (121,727 units)	(4,504)		4,504		—
Series I preferred units (65,907 units) converted to common units (51,987 units)		3,296			3,296
Series I preferred units (606,400 units) converted to limited partner common units (478,144 units)			30,320		30,320
Limited partner units converted to common units (1,692,474 units)		22,781	(22,781)		—
Series G preferred stock redemption (3,000,000 units)	(150,000)				(150,000)
Series L preferred stock issuance (6,000,000 units)	150,000				150,000
Series L preferred stock redemption (6,000,000 units)	(150,000)				(150,000)
Treasury unit purchase (572,000 units)		(49,269)			(49,269)
Stock incentive program (222,725 units, net)					—
Amortization of stock incentive		26,779			26,779
Common units retired (23,000)		(2,291)			(2,291)
Other (includes 322,135 limited partner units converted to cash)		(8,236)	(36,837)	(7,687)	(52,760)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		26,466	(26,466)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(13,268)	(749,196)	(194,823)	(82,010)	(1,039,297)
Net income, excluding preferred distributions on temporary equity preferred units of $63,387	13,268	436,164	113,514	12,903	575,849
Other comprehensive income (loss)		(1,152)	(389)		(1,541)

Balance at December 31, 2007	$49,184	$2,783,828	$722,851	$(141,251)	$3,414,612

General partner contributions (282,106 units)		11,886			11,886
Series J preferred stock premium and amortization	(329)				(329)
Series C preferred units (6,583 units) converted to limited partner common units (4,981 units)	(184)		184		—
Series I preferred units (6,437,072 units) converted to common units (5,151,776 units)		321,854			321,854
Series I preferred units (1,493,904 units) converted to limited partner common units (1,187,238 units)			74,695		74,695
Limited partner units converted to common units (2,574,608 units)		31,351	(31,351)		—
Stock incentive program (276,872 units, net)					—
Amortization of stock incentive		28,640			28,640
Other (includes 162,451 limited partner units converted to cash)		(5,834)	(16,797)	5,103	(17,528)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(23,455)	23,455		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,531)	(811,327)	(205,850)	(25,753)	(1,046,461)
Net income, excluding preferred distributions on temporary equity preferred units of $55,187	3,531	422,517	107,209	11,091	544,348
Other comprehensive income (loss)		(183,153)	(46,597)		(229,750)

Balance at December 31, 2008	$48,671	$2,576,307	$627,799	$(150,810)	$3,101,967

General partner contributions (181,850 units)		4,725			4,725
Issuance of units related to Simon Property public offerings (40,250,000 units)		1,638,340			1,638,340
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units converted to common units (1,866,474 units)		24,033	(24,033)		—
Series C preferred units (94,235 units) converted to limited partner units (51,447 units)			2,638		2,638
Series D preferred units (1,269,524 units) converted to limited partner units (614,055 units)	—		38,086		38,086
Stock incentive program (254,227 units, net)					—
Amortization of stock incentive		22,870			22,870
Other	(2,639)	(5,276)	624	2,712	(4,579)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(171,446)	171,446		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(742,699)	(159,392)	(25,176)	(930,604)
Units issued to common unitholders (11,876,076 units) and limited partners (2,637,341 units)		620,503	133,734		754,237
Net income, excluding preferred distributions on temporary equity preferred units of $34,857	3,337	283,098	60,474	5,496	352,405
Other comprehensive income (loss)		161,978	41,227		203,205

Balance at December 31, 2009	$45,704	$4,412,433	$892,603	$(167,778)	$5,182,962

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlet® centers, The Mills®, and community/lifestyle centers. As of December 31, 2009, we owned or held an interest in 321 income-producing properties in the United States, which consisted of 162 regional malls, 41 Premium Outlet centers, 67 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. We also own an interest in one parcel of land held in the United States for future development. Internationally, as of December 31, 2009, we had ownership interests in 51 European shopping centers (France, Italy and Poland), eight Premium Outlet centers in Japan, one Premium Outlet center in Mexico, and one Premium Outlet center in South Korea. Also, through joint venture arrangements we have a 24% interest in two shopping centers in Italy currently under development.

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

            We also generate supplemental revenue from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances including payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
  •
  Offering property operating services for major capital expenditures such as roofing, parking lots and energy systems,
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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

2.    Basis of Presentation and Consolidation (Continued)

            We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined, by accounting standards. There have been no changes during 2009 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2009, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

            Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the joint ventures within "Cash distributions and losses in partnerships and joint ventures, at equity" in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

            As of December 31, 2009, we consolidated 200 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 164 properties using the equity method of accounting (joint venture properties). We manage the day-to-day operations of 93 of the 164 joint venture properties but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties. Our investments in joint ventures in Europe, Japan, Mexico and Korea comprise 61 of the remaining 71 properties. The international properties are managed by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its majority-owned subsidiary, The Mills Limited Partnership, or collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a VIE and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate our net operating results after preferred distributions based on our partners' respective ownership. In addition, Simon Property owns series of our preferred units that have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was as follows:

	For the Year Ended December 31,
	2009	2008	2007
Weighted average ownership interest	82.4%	79.8%	79.4%

            As of December 31, 2009 and 2008, Simon Property's ownership interest was 83.2% and 80.4%, respectively. We adjust the limited partners' interest at the end of each period to reflect their ownership interest.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies

  Investment Properties

            We record investment properties at cost. Investment properties include costs of acquisitions; development, predevelopment, and construction (including allocable salaries and related benefits); tenant allowances and improvements; and interest and real estate taxes incurred during construction. We capitalize improvements and replacements from repair and maintenance when the repair and maintenance extends the useful life, increases capacity, or improves the efficiency of the asset. All other repair and maintenance items are expensed as incurred. We capitalize interest on projects during periods of construction until the projects are ready for their intended purpose based on interest rates in place during the construction period. The amount of interest capitalized during each year is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Capitalized interest	$14,502	$27,847	$35,793

            We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 40 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances, tenant inducements and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable market data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments including investments in unconsolidated entities if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary.

            Certain of our real estate assets contain asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations, and we have no current plans to remove the asbestos. If these properties were demolished, certain environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, we are not able to reasonably estimate the fair value of this obligation.

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

  •
  the fair value of land and related improvements and buildings on an as-if-vacant basis.

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

  Discontinued Operations

            We reclassify any material operations and gains or losses on disposal related to consolidated properties sold during the period to discontinued operations. During 2007, we reported the net loss upon sale on five consolidated assets sold in "Loss on sale of discontinued operations" in the consolidated statements of operations and comprehensive income. The operating results of the assets disposed of in 2007 were not significant to our consolidated results of operations. There were no consolidated assets sold during 2008. During 2009, we reported the net loss of approximately $9.8 million upon the sale of four consolidated assets in "(Loss) gain on sales of assets and interests in unconsolidated entities" in the consolidated statements of operations and comprehensive income. The loss on these assets and the operating results were not significant to our consolidated results of operations.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of December 31, 2009 and 2008, includes a balance of $38.1 million and $29.8 million, respectively, related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

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

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is the owner of other retail assets throughout the United Kingdom, as well as certain real estate assets in the U.S. Our interest in Liberty is adjusted to

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income unless another other-than-temporary impairment is deemed to have occurred.

            During 2009, we recognized a non-cash charge of $140.5 million, or $0.44 per diluted unit, representing an other-than-temporary impairment in fair value below the carrying value of our investment in Liberty. At June 30 and December 31, 2009, we owned 35.4 million shares at a weighted average original cost per share of £5.74. As of June 30 and December 31, 2009, Liberty's quoted market price was £3.97 and £5.15 per share, respectively. As a result of the significance and duration of the decline in the total share price at June 30, 2009, including currency revaluations, we deemed the decline in value as other-than-temporary impairment establishing a new cost basis of our investment in Liberty. As a result, changes in available-for-sale securities and other in the 2009 consolidated statement of operations and comprehensive income include the reclassification of $140.5 million from accumulated other comprehensive loss to earnings related to this non-cash charge. Prior to the quarter ending June 30, 2009, the changes in value of our Liberty investment were reflected in other comprehensive income. Effective July 1, 2009, we resumed marking to market our Liberty investment through other comprehensive income. The resulting mark-to-market adjustment at December 31, 2009 was an increase in the carrying value of Liberty of $58.2 million with a corresponding adjustment in other comprehensive income.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees that earned the compensation. Changes in the values of these securities and changes to the matching liability to employees are both recognized in earnings and as a result the impact to consolidated net income is zero. As of December 31, 2009 and 2008, we have investments of $51.7 million and $53.4 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties sold. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            During 2008, we made an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its estimated fair value.

            Net unrealized gains as of December 31, 2009 were approximately $59.4 million and represented the valuation and related currency adjustments for our marketable securities. As of December 31, 2009, other than the adjustment related to our investment in Liberty recorded during the second quarter, we do not consider any decline in value of any of our other marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, are not significant, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Fair Value Measurements

            We hold marketable securities that total $464.1 million at December 31, 2009, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements with a gross liability balance of $13.0 million and a gross asset balance of $0.3 million and interest rate cap agreements with a minimal asset value. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Certain wholly owned assets and equity method investments in real estate were determined to be impaired in 2009. We used Level 3 inputs in estimating the fair value of these assets to measure our impairment. Note 8 includes discussion of the fair value of debt.

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

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2009	2008
Deferred financing and lease costs, net	$265,906	$237,619
In-place lease intangibles, net	13,900	33,280
Acquired above market lease intangibles, net	19,424	32,812
Marketable securities of our captive insurance companies	75,703	105,860
Goodwill	20,098	20,098
Other marketable securities	388,427	210,867
Prepaids, notes receivable and other assets, net	372,129	387,797

	$1,155,587	$1,028,333

  Deferred Financing and Lease Costs

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

	2009	2008
Deferred financing and lease costs	$417,975	$444,220
Accumulated amortization	(152,069)	(206,601)

Deferred financing and lease costs, net	$265,906	$237,619

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages and other indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying statements of operations and comprehensive income include amortization as follows:

	For the Year Ended December 31,
	2009	2008	2007
Amortization of deferred financing costs	$20,408	$17,044	$15,467
Amortization of debt premiums, net of discounts	(10,627)	(14,701)	(23,000)
Amortization of deferred leasing costs	32,744	31,674	26,033

  Intangible Assets

            The average life of in-place lease intangibles is approximately 5.5 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 1.2 years. The unamortized amount of below market leases is included in "Accounts payable, accrued expenses, intangibles and deferred revenues" in the consolidated balance sheets and was $60.9 million and $94.3 million as of December 31, 2009 and 2008, respectively. The amount of amortization of above and below market leases, net for the years ended December 31, 2009, 2008, and 2007 was $20.0 million, $35.4 million, and $44.6 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is charged to earnings.

            Details of intangible assets as of December 31 are as follows:

	2009	2008
In-place lease intangibles	$90,183	$160,125
Accumulated amortization	(76,283)	(126,845)

In-place lease intangibles, net	$13,900	$33,280

Acquired above market lease intangibles	$104,690	$144,224
Accumulated amortization	(85,266)	(111,412)

Acquired above market lease intangibles, net	$19,424	$32,812

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            Estimated future amortization, and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2009 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2010	$22,117	$(6,958)	$15,159
2011	15,663	(4,909)	10,754
2012	10,669	(3,703)	6,966
2013	6,527	(2,592)	3,935
2014	2,803	(1,119)	1,684
Thereafter	3,124	(143)	2,981

	$60,903	$(19,424)	$41,479

  Derivative Financial Instruments

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

            As of December 31, 2009, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$694.2 million
Interest Rate Caps	3	$388.4 million

            The carrying value of our interest rate swap agreements, at fair value, is a net liability of $12.7 million as of December 31, 2009, of which $13.0 million is included with other liabilities and $0.3 million is included with deferred costs and other assets. The interest rate cap agreements were of no net value at December 31, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, was approximately $52.3 million as of December 31, 2009.

            We are also exposed to fluctuations in foreign exchange rates on investments denominated in a foreign currency that we hold, primarily in Japan and Europe. We use currency forward agreements to manage our exposure to changes in foreign exchange rates on certain Yen-denominated receivables. Currency forward agreements involve fixing the USD-Yen exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. We entered into USD-Yen forwards during 2009 for approximately ¥3 billion that we expect to receive through April 2011

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

at an average exchange rate of 97.1 USD:Yen, of which approximately ¥1.6 billion remains as of December 31, 2009. The December 31, 2009 liability balance related to these forwards was $0.7 million and is included in other liabilities. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts.

            We have no credit-risk-related hedging or derivative activities.

  Noncontrolling Interests and Temporary Equity

            Effective January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be included within consolidated net income. This standard also requires consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. In connection with our adoption, which was fully reflected in our December 31, 2008 Form 10-K/A, we also reviewed and retrospectively adopted the measurement and classification provisions for redeemable securities as further discussed below. As a result, we adjust the carrying amounts of noncontrolling redeemable interests held by third parties in certain of our properties to redemption values at each reporting date. Because holders of the noncontrolling redeemable interests in properties can require us to redeem these interests for cash, we classify these noncontrolling redeemable interests outside of permanent equity. Adjustments to the carrying amounts of these noncontrolling redeemable interests in properties, to reflect the change in redemption value at the end of each reporting period, are recorded to partners' equity.

            We classify our 6% Series I Convertible Perpetual Preferred Units, or Series I preferred units, our Series D 8% Cumulative Redeemable Preferred Units, or Series D preferred units, and our 7.5% Cumulative Redeemable Preferred Units, or 7.5% preferred units, in temporary equity due to the possibility that we could be required to redeem the securities for cash. For the Series I preferred units, the holders have the ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which would include a change in the majority of the directors on Simon Property Group's Board of Directors, or the Board, that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the Series D preferred units and 7.5% preferred units, the redemption of these series of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amount of all of these series of preferred units is equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

            Our evaluation of the appropriateness of classifying the units held by Simon Property and limited partners within permanent equity considered several significant factors in determining the appropriate classification of those units in the consolidated balance sheets. First, as a limited partnership, all routine decisions relating to our operations and distributions are made by Simon Property, acting as our sole General Partner. The decisions of the General Partner are made by the Board and Simon Property's management. We have no other governance structure. Secondly, the sole asset of Simon Property is its interest in us. As a result, a share of Simon Property common stock (if owned by us) is best characterized as being similar to a treasury share and thus not an asset of the Operating Partnership.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            The components of the carrying value, which is at liquidation value, of the preferred units and the carrying amount of the noncontrolling redeemable interests in properties classified in temporary equity are further discussed in Note 10.

            Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties) is now a component of consolidated net income. In addition, the individual components of other comprehensive income are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income attributable to unitholders.

            A rollforward of noncontrolling interests for the years ending December 31 is as follows:

	2009	2008	2007
Noncontrolling nonredeemable interests, beginning of period	$(150,810)	$(141,251)	$(64,457)
Net income attributable to noncontrolling interests	5,496	11,091	12,903
Distributions to noncontrolling interest holders	(25,176)	(25,753)	(82,010)
Other	2,712	5,103	(7,687)

Total noncontrolling nonredeemable interests in properties, end of period	$(167,778)	$(150,810)	$(141,251)

  Accumulated Other Comprehensive Loss

            The components of our accumulated other comprehensive loss consisted of the following as of December 31:

	2009	2008
Cumulative translation adjustments	$(10,768)	$(2,524)
Accumulated derivative losses, net	(52,345)	(39,100)
Net unrealized gains (losses) on marketable securities, net	59,358	(165,336)

Total accumulated other comprehensive loss	$(3,755)	$(206,960)

            Included in cumulative translation adjustment is the loss related to the impact of exchange rate fluctuations on foreign currency denominated debt of $1.7 million and $46.9 million at December 31, 2009 and 2008, respectively, that hedges the currency exposure related to certain of our foreign investments. The net unrealized gains as of December 31, 2009 of $59.4 million represents the valuation and related currency adjustments for our marketable securities, primarily related to our investment in Liberty. In the second quarter of 2009 we reclassified $140.5 million from accumulated other comprehensive loss to earnings related to our investment in Liberty as a result of our assessment that the decline in value was deemed an other-than-temporary impairment.

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. For approximately 80% of our leases in the U.S. regional mall portfolio, we receive a fixed payment from the tenant for the CAM component. Without the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's best estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2009 and 2008 approximated $117.2 million and $116.5 million, respectively, and are included in "Other liabilities and accrued distributions" in the Consolidated Balance Sheets.

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

	For the Year Ended December 31,
	2009	2008	2007
Balance, beginning of period	$44,650	$33,810	$32,817
Consolidation of previously unconsolidated entities	—	—	495
Provision for credit losses	22,655	24,037	9,672
Accounts written off, net of recoveries	(22,118)	(13,197)	(9,174)

Balance, end of period	$45,187	$44,650	$33,810

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

            Simon Property and two of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require each REIT to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property to assist Simon Property in meeting the asset and income tests and other REIT requirements in order to allow it to adhere to these requirements and maintain its REIT status. Our subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or either of our REIT subsidiaries fail to qualify as a REIT, Simon Property or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon Property or either of our REIT subsidiaries lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure to qualify was due to reasonable cause and certain other conditions were satisfied.

            Simon Property has also elected taxable REIT subsidiary, or TRS, status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as "rents from real property". For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

            As of December 31, 2009 and 2008, we had a net deferred tax asset of $8.7 million and $8.9 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized. State income, franchise or other taxes were not significant in any of the periods presented.

4.    Real Estate Acquisitions, Disposals, and Impairment

            We acquire properties to generate both current income and long-term appreciation in value. We acquire individual properties or portfolios of other retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Our consolidated acquisition and disposal activity for the periods presented are highlighted as follows:

  2009 Acquisitions

            We had no consolidated property acquisitions during the year ended December 31, 2009.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

  2007 Acquisitions

            As a result of the Mills acquisition which is more fully discussed in Note 7, we consolidated two regional mall properties, Town Center at Cobb and Gwinnett Place. In addition to the Mills acquisition, on March 1, 2007, we acquired the remaining 40% interest in both University Park Mall and University Center located in Mishawaka, Indiana from our partner and as a result, we now own 100% of these properties. On March 28, 2007, we acquired The Maine Outlet, a 112,000 square foot outlet center located in Kittery, Maine, adjacent to our Kittery Premium Outlets property. On August 23, 2007, we acquired Las Americas Premium Outlets, a 560,000 square foot upscale outlet center located in San Diego, California. We also purchased an additional 1% interest in Bangor Mall on July 13, 2007, and an additional 6.5% interest in Montgomery Mall on November 1, 2007. The aggregate purchase price of the consolidated assets acquired during 2007, excluding Town Center at Cobb and Gwinnett Place, was approximately $394.2 million, including the assumption of our share of debt of the properties acquired.

  2009 Dispositions

            During the year ended December 31, 2009, we sold four consolidated properties for which we received net proceeds of $3.9 million. The loss on disposal (net) totaled $9.8 million and is included in "(Loss) gain on sale of assets and interests in unconsolidated entities" in the consolidated statements of operations and comprehensive income.

  2008 Dispositions

            We had no consolidated property dispositions during the year ended December 31, 2008.

  2007 Dispositions

            During the year ended December 31, 2007, we sold five consolidated properties for which we received net proceeds of $56.4 million. The loss on disposal (net) totaled $35.2 million and is included in "Loss on sale of discontinued operations" in the consolidated statements of operations and comprehensive income.

  2009 Impairment

            In 2009, we recorded non-cash impairment charges of $240.1 million ($228.6 million, net of a tax benefit of $5.8 million and noncontrolling interest holders' share of $5.7 million). As discussed in Note 3, this non-cash charge includes a $140.5 million other-than-temporary impairment of our investment in Liberty. In addition, the total charge includes adjustments recorded in the fourth quarter in the carrying value of one wholly-owned and one joint venture regional mall, a write-down of five land parcels and two joint venture non-retail real estate assets, and certain predevelopment costs related to projects no longer being pursued.

  2008 Impairment

            In 2008, we recorded impairment charges of $21.2 million ($19.4 million, net of tax benefit), which resulted primarily from a $10.5 million reduction in the carrying value of a regional mall to its estimated net realizable value and the write-off of predevelopment costs related to various projects that we no longer plan to pursue.

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

5.    Per Unit Data (Continued)

units were converted into units at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per unit.

	For the Year Ended December 31,
	2009	2008	2007
Income attributable to unitholders from continuing operations, after preferred unit requirements	$343,572	$529,751	$585,047
Discontinued operations	—	(25)	(35,369)

Net Income available to Unitholders — Basic & Diluted	$343,572	$529,726	$549,678

Weighted Average Units Outstanding — Basic	324,102,292	282,508,087	281,034,711
Effect of stock options of Simon Property	315,897	551,057	778,471
Effect of contingently issuable units from unit distributions	1,345,537	—	—
Weighted Average Units Outstanding — Diluted	325,763,726	283,059,144	281,813,182

            For the year ending December 31, 2009, potentially dilutive securities include options to purchase shares of Simon Property common stock, contingently issuable units from unit distributions and preferred units that are convertible into or exchangeable for units. The only securities that had a dilutive effect for the year ended December 31, 2009 were stock options of Simon Property and contingently issuable units from unit distributions. The only security that had a dilutive effect for the years ended December 31, 2008 and 2007 were stock options of Simon Property.

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2009	2008	2007
Total distributions paid per common unit	$2.70	$3.60	$3.36

Percent taxable as ordinary income	99.3%	84.7%	92.9%
Percent taxable as long-term capital gains	0.7%	1.2%	7.1%
Percent nontaxable as return of capital	—	14.1%	—

	100.0%	100.0%	100.0%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2009	2008
Land	$2,757,994	$2,795,026
Buildings and improvements	22,265,721	22,112,944

Total land, buildings and improvements	25,023,715	24,907,970
Furniture, fixtures and equipment	312,474	297,745

Investment properties at cost	25,336,189	25,205,715
Less — accumulated depreciation	7,004,534	6,184,285

Investment properties at cost, net	$18,331,655	$19,021,430

Construction in progress included above	$281,683	$358,254

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the U.S. as of December 31, 2009. We also held interests in two joint ventures which owned 51 European shopping centers as of December 31, 2009 and 52 as of December 31, 2008. We also held interests in eight joint venture properties under operation in Japan, one joint venture property in Mexico, and one joint venture property in Korea. We account for these joint venture properties using the equity method of accounting.

            Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. Our partners in these joint ventures may initiate these provisions at any time (subject to any applicable lock up or similar restrictions), which could result in either the sale of our interest or the use of available cash or borrowings to acquire the joint venture interest from our partner.

  Acquisition of The Mills Corporation by SPG-FCM

            On February 16, 2007, SPG-FCM, a 50/50 joint venture between one of our affiliates and funds managed by Farallon Capital Management, L.L.C., or Farallon, entered into a definitive merger agreement to acquire all of the outstanding common stock of Mills for $25.25 per common share in cash. The acquisition of Mills and its interests in the 36 properties that remain at December 31, 2009 was completed in April 2007. As of December 31, 2009, we and Farallon had each funded $650.0 million into SPG-FCM to acquire all of the common stock of Mills. As part of the transaction, we also made loans to SPG-FCM and Mills at rates of LIBOR plus 270-275 basis points. These funds were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during 2007. As of December 31, 2009, the outstanding balance of our loan to SPG-FCM was $632.0 million, and the average outstanding balance during the year ended December 31, 2009 of all loans made to SPG-FCM and Mills was approximately $589.5 million. During 2009, 2008 and 2007, we recorded approximately $9.3 million, $15.3 million and $39.1 million in interest income (net of inter-entity eliminations) related to these loans, respectively. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2009, 2008 and 2007 of approximately $3.7 million, $3.1 million and $17.4 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The existing loan facility to SPG-FCM bears a rate of LIBOR plus 275 basis points and matures on June 7, 2010, with two available one-year extensions. Fees charged on loans made to SPG-FCM and Mills are amortized on a straight-line basis over the life of the loan.

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

            During the third quarter of 2007, the holders of less than 5,000 common units in the Mills' operating partnership, or Mills units, received $25.25 in cash, and those holding 5,000 or more Mills units had the option to exchange for cash of $25.25, or our units, based on a fixed exchange ratio of 0.211 of a unit for each Mills unit. That option expired on August 1, 2007. Holders electing to exchange received 66,036 of our units for their Mills units. The remaining Mills units were exchanged for cash.

            Effective July 1, 2007, we or an affiliate of ours began serving as the manager for substantially all of the properties in which SPG-FCM holds an interest. In conjunction with the Mills acquisition, we acquired a majority interest in two properties in which we previously held a 50% ownership interest (Town Center at Cobb and Gwinnett Place) and as a result we have consolidated these two properties at the date of acquisition. We have reclassified the results of these properties in the Joint Venture Statements of Operations into "Income from consolidated joint venture interests."

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

            We subsequently sold our interest in Cincinnati Mills and Broward and Westland Malls, which we acquired through the Mills acquisition, and recognized no gain or loss on these dispositions.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

  Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follows. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain control of the property or become the primary beneficiary of a VIE. We reclassified these line items into "Income from discontinued joint venture interests" and "Income from consolidated joint venture interests" so that we may present comparative results of operations for those joint venture interests held as of December 31, 2009. Balance sheet information for the joint ventures is as follows:

	December 31, 2009	December 31, 2008
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,555,729	$21,472,490
Less — accumulated depreciation	4,580,679	3,892,956

	16,975,050	17,579,534
Cash and cash equivalents	771,045	805,411
Tenant receivables and accrued revenue, net	364,968	428,322
Investment in unconsolidated entities, at equity	235,173	230,497
Deferred costs and other assets	477,223	594,578

Total assets	$18,823,459	$19,638,342

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,549,276	$16,686,701
Accounts payable, accrued expenses, intangibles, and deferred revenue	834,668	1,070,958
Other liabilities	920,596	982,254

Total liabilities	18,304,540	18,739,913
Preferred units	67,450	67,450
Partners' equity	451,469	830,979

Total liabilities and partners' equity	$18,823,459	$19,638,342

Our Share of:
Partners' equity	$316,800	$533,929
Add: Excess Investment	694,023	749,227

Our net Investment in Joint Ventures	$1,010,823	$1,283,156

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            As of December 31, 2009, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2010	$2,096,802
2011	1,771,246
2012	2,719,029
2013	1,849,252
2014	2,328,857
Thereafter	5,767,811

Total principal maturities	16,532,997
Net unamortized debt premiums and discounts	16,279

Total mortgages and other indebtedness	$16,549,276

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            This debt becomes due in installments over various terms extending through 2036 with interest rates ranging from 0.52% to 9.35% and a weighted average rate of 5.06% at December 31, 2009.

	For the Year Ended December 31,
	2009	2008	2007
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,965,565	$1,956,129	$1,682,671
Overage rent	132,260	130,549	119,134
Tenant reimbursements	987,028	1,005,638	852,312
Other income	174,611	199,774	201,075

Total revenue	3,259,464	3,292,090	2,855,192
Operating Expenses:
Property operating	656,399	671,268	580,910
Depreciation and amortization	801,618	775,887	627,929
Real estate taxes	261,294	263,054	220,474
Repairs and maintenance	110,606	124,272	113,517
Advertising and promotion	65,124	70,425	62,182
Provision for credit losses	16,123	24,053	22,448
Impairment charge	18,249	—	—
Other	182,201	177,298	162,570

Total operating expenses	2,111,614	2,106,257	1,790,030

Operating Income	1,147,850	1,185,833	1,065,162
Interest expense	(884,539)	(969,420)	(853,307)
(Loss) income from unconsolidated entities	(4,739)	(5,123)	665
Loss on sale of asset	—	—	(6,399)

Income from Continuing Operations	258,572	211,290	206,121
Income from consolidated joint venture interests	—	—	2,562
Income from discontinued joint venture interests	—	47	202
Gain on disposal or sale of discontinued operations, net	—	—	198,956

Net Income	$258,572	$211,337	$407,841

Third-Party Investors' Share of Net Income	$170,265	$132,111	$232,586

Our Share of Net Income	88,307	79,226	175,255
Amortization of Excess Investment	(55,690)	(46,980)	(46,503)
Our Share of Net Gain Related to Properties/Assets Sold	—	—	(90,632)
Our Share of Impairment Charge from Investments in Unconsolidated Entities	7,603	—	—

Income from Unconsolidated Entities, Net	$40,220	$32,246	$38,120

  2009 Impairment

            In December 2009 we recognized non-cash impairment charges of $7.6 million representing our share of impairment charges on joint venture properties. This charge represents adjustments to the carrying value of certain parcels of land and the write-off of predevelopment costs related to certain projects no longer being pursued. In addition, in December 2009 we recognized $35.1 million of impairment charges for investments in certain

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

unconsolidated entities including one regional mall and two non-retail real estate assets for which declines in value below our carrying amount were deemed other-than-temporary.

  2007 Impairment

            During the fourth quarter of 2007, we recorded an impairment charge of $55.1 million, $36.5 million net of tax benefit, representing our entire equity investment in a joint venture, including interest capitalized on our invested equity, which had invested in a parcel of land.

International Joint Venture Investments

            European Joint Ventures.    We conduct our international operations in Europe through our two European joint venture investment entities; Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments is $298.8 million and $224.2 million as of December 31, 2009 and 2008, respectively, including all related components of other comprehensive income. We have a 50% ownership in Simon Ivanhoe and a 49% ownership in GCI as of December 31, 2009. On December 14, 2009, we made an additional capital contribution to GCI of $79.4 million which was used to fund certain liabilities of the joint venture. The contribution increased our investment in GCI but did not impact our ownership percentage of the venture.

            On July 5, 2007, Simon Ivanhoe completed the sale of five non-core assets in Poland and we presented our share of the gain upon this disposition in "(Loss) gain on sale of assets and interests in unconsolidated entities" in the consolidated statement of operations and comprehensive income.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through joint ventures with Mitsubishi Estate Co., Ltd. The carrying amount of our investment in these Premium Outlet joint ventures in Japan is $302.2 million and $312.6 million as of December 31, 2009 and 2008, respectively, including all related components of other comprehensive income. We have a 40% ownership in these Japan Premium Outlet Centers through a joint venture arrangement. During 2007, we completed construction and opened our first Premium Outlet in Korea. As of December 31, 2009 and 2008 respectively, our investment in our Premium Outlet in Korea, for which we hold a 50% ownership interest, approximated $26.1 million and $18.0 million including all related components of other comprehensive income.

            In December 2009, we recognized a loss on our 32.5% interests in our shopping centers operating or under development in China. The interests were sold to affiliates of our Chinese partner for approximately $29 million, resulting in a loss of approximately $20 million which is included in "(Loss) gain on sale of assets and interests in unconsolidated entities" in the 2009 consolidated statement of operations and comprehensive income.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2009	2008
Fixed-Rate Debt:
Mortgages and other notes, including $9,757 and $15,312 net premiums, respectively. Weighted average interest and maturity of 6.18% and 4.0 years at December 31, 2009.	$5,239,263	$4,192,430
Unsecured notes, including $23 net discount and $1,887 net premium, respectively. Weighted average interest and maturity of 6.06% and 4.4 years at December 31, 2009.	11,574,977	10,726,887

Total Fixed-Rate Debt	16,814,240	14,919,317
Variable-Rate Debt:
Mortgages and other notes, at face value. Weighted average interest and maturity of 1.36% and 2.2 years.	1,370,000	2,076,927
Credit Facility (see below)	446,062	1,046,288

Total Variable-Rate Debt	1,816,062	3,123,215

Total Mortgages and Other Indebtedness	$18,630,302	$18,042,532

            General.    At December 31, 2009, we have pledged 80 properties as collateral to secure related mortgage notes including 8 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 34 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Of our 80 encumbered properties, indebtedness on 24 of these encumbered properties and our unsecured debt are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to payment of a yield-maintenance premium or defeasance.

            Some of our limited partners guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 54 limited partners provide guarantees of foreclosure of $291.1 million of our consolidated debt at three consolidated properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

Unsecured Debt

            Our unsecured debt consists of approximately $11.6 billion of senior unsecured notes and $446.1 million outstanding under our $3.5 billion unsecured credit facility, or the Credit Facility, at December 31, 2009. The total outstanding balance of the Credit Facility as of December 31, 2009 was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. The balance as of December 31, 2009 reflects interest at LIBOR plus 37.5 basis points and an additional facility fee of 12.5 basis points as these borrowings were made under the Credit Facility. On December 8, 2009, we entered into a new unsecured revolving corporate credit facility to replace the Credit Facility

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

providing an initial borrowing capacity of $3.565 billion. The new credit facility contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The new credit facility matures on March 31, 2013. The base interest on the new credit facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points. Borrowings on the new credit facility were not drawn until January 5, 2010 when the Euro and Yen-denominated borrowings on the Credit Facility were transitioned to the new credit facility. As of December 31, 2009, we are in compliance with all of the covenants of our unsecured debt.

            During the year ended December 31, 2009, we drew amounts from the Credit Facility to fund the redemption of $600.0 million of maturing senior unsecured notes. We repaid a total of $1.2 billion on the Credit Facility during the year ended December 31, 2009. The maximum outstanding balance during the year ended December 31, 2009 was approximately $1.6 billion. During the year ended December 31, 2009, the weighted average outstanding balance on the Credit Facility was approximately $669.8 million.

            On March 25, 2009, we issued $650.0 million of senior unsecured notes at a fixed interest rate of 10.35%. We used proceeds from the offering to reduce borrowings on the Credit Facility.

            On May 15, 2009, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 6.75%. We used the proceeds from the offering for general business purposes. The offering of these notes was re-opened on August 11, 2009, and an additional $500.0 million of senior unsecured notes were issued. We used the proceeds from the offering for general business purposes.

Secured Debt

            The balance of fixed and variable rate mortgage notes was $6.6 billion and $6.3 billion as of December 31, 2009 and 2008, respectively. Of the 2009 amount, $5.6 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR.

            On July 30, 2009, we borrowed $400.0 million on a mortgage that is secured by Greenwood Park Mall, Southpark Mall, and Walt Whitman Mall, which matures on August 1, 2016 and bears interest at a fixed rate of 8.00%. This loan is cross-collateralized and contains cross default provisions as it pertains to these properties.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2009 are as follows:

2010	$2,311,705
2011	2,015,128
2012	2,950,700
2013	2,493,227
2014	2,675,490
Thereafter	6,174,318

Total principal maturities	18,620,568
Net unamortized debt premium and other	9,734

Total mortgages and other indebtedness	$18,630,302

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2009	2008	2007
Cash paid for interest	$994,688	$1,001,718	$983,219

Derivative Financial Instruments

            Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations. We manage exposure to interest rate market risk through our risk management strategy by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt. We are also exposed to foreign currency risk on financings of certain foreign operations. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

            We may enter into treasury lock agreements as part of an anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged to consolidated net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income and is amortized to interest expense over the life of the debt agreement.

            As of December 31, 2009, the fair value of our outstanding consolidated derivatives is a net liability of $12.7 million, of which $13.0 million is included with other liabilities and $0.3 million is included with deferred costs and other assets. In addition, we recorded the benefits from our treasury lock and interest rate hedge agreements in accumulated other comprehensive loss and the unamortized balance of these agreements is $2.8 million as of December 31, 2009. The net deficit from terminated swap agreements is also recorded in accumulated other comprehensive loss and the unamortized balance is $2.0 million as of December 31, 2009. As of December 31, 2009, our outstanding LIBOR based derivative contracts consisted of:

  •
  interest rate cap protection agreements with a notional amount of $388.4 million which mature in July 2010 and June 2014, and

  •
  fixed-rate swap agreements with a notional amount of $694.2 million which have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.60%.

            Within the next year, we expect to reclassify to earnings approximately $14.0 million of losses from the current balance held in accumulated other comprehensive loss. The amount of ineffectiveness relating to cash flow hedges recognized in income during the periods presented was not material.

            Our joint ventures may also enter into interest rate swaps or caps, which are recorded at fair value on the joint venture balance sheets. Included in our accumulated other comprehensive loss as of December 31, 2009 and 2008 is our share of the joint ventures' accumulated derivative losses of $30.1 million and $19.6 million, respectively.

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

	2009	2008
Fair value of fixed-rate mortgages and other indebtedness	$16,580	$12,385
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	6.11%	6.33%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2009 are as follows:

2010	$1,903,085
2011	1,742,176
2012	1,553,825
2013	1,352,275
2014	1,169,506
Thereafter	3,276,193

$10,997,060

            Approximately 0.7% of future minimum rents to be received are attributable to leases with an affiliate of one of our limited partners.

10.    Partners' Equity

Temporary Equity

            As discussed in Note 3, as a result of the retrospective adoption of an accounting standard for noncontrolling interests, we classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash, irrespective of the probability of such a possibility. As a result, we reclassified three series of preferred units from permanent equity to temporary equity, and we maintained in permanent equity two series of preferred units. We also reclassified into temporary equity one series of preferred units that was previously reported as mezzanine equity. The noncontrolling redeemable interests in properties included in temporary equity are further

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

discussed in Note 3. The carrying values for those securities classified in temporary equity are discussed below and summarized as follows as of December 31:

	2009	2008
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 9,108,635 issued and outstanding	$455,432	$455,432
Series D 8% Cumulative Redeemable Preferred Units, 2,700,000 units authorized, 0 and 1,356,814 issued and outstanding, respectively	—	40,704
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	25,537	25,537
7.75%/8.00% Cumulative Redeemable Preferred Units, 0 and 850,698 units issued and outstanding, respectively	—	85,070

Total carrying value of preferred units	480,969	606,743
Noncontrolling redeemable interests in properties	49,404	49,378

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$530,373	$656,121

            Series I 6% Convertible Perpetual Preferred Units.    On October 14, 2004, we issued 18,015,506 Series I 6% convertible perpetual preferred units as part of our acquisition of the Chelsea Property Group, or Chelsea. Distributions are made quarterly, at an annual rate of 6% per unit. On or after October 14, 2009, we have the option to redeem the Series I preferred units, in whole or in part, for cash only at a liquidation preference of $50.00 per unit plus accumulated and unpaid distributions. However, if the redemption date falls between the record date and the distribution payment date, the redemption price will be equal to only the liquidation preference only. The redemption may occur only if, for 20 trading days within a period of 30 consecutive trading days ending on the trading day before notice of redemption is issued, the closing price per share of common stock exceeds 130% of the applicable conversion price. The Series I preferred units are convertible into a number of fully paid and non-assessable units upon the occurrence of a conversion triggering event. A conversion triggering event includes the following: (a) if we call the Series I preferred units for redemption; or, (b) if Simon Property is a party to a consolidation, merger, binding share exchange, or sale of all or substantially all of its assets; or, (c) if during any fiscal quarter after the fiscal quarter ending December 31, 2004, the closing sale price of Simon Property's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 125% of the applicable conversion price. If the closing price condition is not met at the end of any fiscal quarter, then conversions are not permitted in the following fiscal quarter. This series of preferred stock can also be put to us for cash upon the occurrence of a change of control event, which would include a change in the majority of our directors that occurs over a two year period. As a result, this series of preferred stock is classified outside permanent equity because such a change in Board composition could be deemed outside our control. The carrying amount of the Series I preferred units of $455,432, as of December 31, 2009 and 2008, is equal to its liquidation value, which is the amount payable upon the occurrence of such event.

            If a holder of Series I preferred units converts its Series I preferred units into units, then the holder may also elect to exchange those units into cash or shares of common stock of Simon Property as determined by Simon Property in its sole discretion, subject to an agreement between Simon Property and us as described in the Exchange Rights section below. The holder of Series I preferred units also has the option to exchange the Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property; however, Simon Property may elect to pay cash in lieu of the conversion. In 2009, holders of Series I preferred units exchanged 500,891 Series I preferred units for an equal number of shares of Series I preferred stock of Simon Property. In prior years, 1,115,442 Series I preferred units were exchanged for an equal number of shares of Series I preferred stock of Simon Property. During 2008, we also issued 1,187,238 units as a result of the conversion of 1,493,904 Series I preferred units.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

            As of December 31, 2009, the conversion trigger price of $74.18 had been met and each unit of Series I Preferred Units is convertible into 0.847495 of a unit through March 31, 2010.

            Series D 8.00% Cumulative Redeemable Preferred Units.    This series of preferred units was redeemed on August 27, 2009, at liquidation value ($30.00 per unit), and $0.3867 in accrued and unpaid distributions and was paid in the form of 614,055 units.

            7.5% Cumulative Redeemable Preferred Units    We issued this series of preferred units in connection with the purchase of an additional interest in a joint venture. The preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon Property. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or fully registered shares of common stock of Simon Property.

            7.75%/8.00% Cumulative Redeemable Preferred Units.    This series of preferred units was redeemable on or after January 1, 2011, or earlier upon the occurrence of certain tax triggering events, at a redemption price equal to the liquidation value ($100.00 per unit), accrued and unpaid distributions. On June 30, 2009, upon the occurrence of a tax triggering event, we redeemed all outstanding units for cash.

Permanent Equity

            Preferred units.    The following table summarizes the carrying values of each series of preferred units that were outstanding as of December 31 and classified within permanent equity:

	2009	2008
Series C 7.00% Cumulative Convertible Preferred Units, 2,700,000 units authorized, 0 and 94,235 issued and outstanding, respectively	$—	$2,639
Series J 8 3/8% Cumulative Redeemable Preferred Units, 1,000,000 units authorized, 796,948 issued and outstanding, including unamortized premium of $5,856 and $6,185 in 2009 and 2008, respectively	45,704	46,032

Total preferred units	$45,704	$48,671

            Series C 7.00% Cumulative Convertible Preferred Units.    This series of preferred units was redeemed on August 27, 2009, at liquidation value ($28.00 per unit), and $0.3158 in accrued and unpaid distributions and was paid in the form of 30,234 units.

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    We issued this series of preferred units in 2004 to replace a series of Chelsea preferred units. Distributions accrue quarterly at an annual rate of 8 3/8% per unit. We can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. These preferred units were issued at a premium of $7.5 million as of the date of our acquisition of Chelsea.

            The following authorized series of preferred units had been outstanding in years prior to 2008, but there were no preferred units of such series outstanding at the end of 2009 and 2008: Series B 6.5% Convertible Preferred Units (5,000,000 units); Series E 8.00% Cumulative Redeemable Preferred Units (1,000,000 units); Series F 8.75%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

Cumulative Redeemable Preferred Units (8,000,000 units); Series G 7.89% Cumulative Step-Up Premium Rate Convertible Preferred Units (3,000,000 units); Series H Variable Rate Preferred Units (4,530,000 units); Series K Variable Rate Redeemable Preferred Units (8,000,000 units); and Series L Variable Rate Redeemable Preferred Units (6,000,000 units).

  Unit Issuances and Repurchases

            In 2009, 62 limited partners exchanged 1,866,474 units for an equal number of shares of common stock of Simon Property. We issued an equal number of units to Simon Property, increasing its ownership interest in us.

            On December 18, 2009, we issued 1,802,063 units to Simon Property and 365,981 units to limited partners related to our quarterly distribution. The price per share of Simon Property common stock on December 18, 2009 was $77.78.

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

            We issued 181,850 units to Simon Property related to employee and director stock options exercised during 2009. We used the net proceeds from the option exercises of approximately $4.6 million for general working capital purposes.

            Simon Property's Board of Directors had authorized the repurchase of up to $1.0 billion of common stock through July 2009. No purchases were made as part of this program in 2009. The program was not renewed and has now expired.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $17.2 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

            The Simon Property Group 1998 Stock Incentive Plan.    We, along with Simon Property, have a stock incentive plan, or the 1998 plan, which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock, or Options, stock appreciation rights, or SARs, restricted stock grants and performance unit awards, collectively, Awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. An aggregate of 11,300,000 shares of common stock have been reserved for issuance under the 1998

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of any stock options, and for Simon Property to purchase units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options.

            Administration.    The 1998 plan is administered by the Simon Property's Compensation Committee of the Board of Directors. The committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant. Since 2001, Simon Property have not granted any options to employees, except for a series of reload options we assumed as part of a prior business combination.

            Automatic Awards For Eligible Directors.    Directors of Simon Property who are not employees or employees of affiliates of Simon Property, or Eligible Directors, receive automatic awards under the 1998 plan. Until 2003, these awards took the form of stock options. Since then, the awards have been shares of restricted stock of Simon Property.

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

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of common stock and held in the deferred compensation plan until the shares of restricted stock are delivered to the former director. The committee successively approved annual stock incentive programs each year from 2001 until 2009 when no program was established.

            In addition to automatic awards, eligible directors may be granted discretionary awards under the 1998 plan.

            Restricted Stock.    The 1998 plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a four-year period (25% each year) beginning on January 1 of each year. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to earnings ratably over the vesting period. Through December 31, 2009 a total of 4,992,636 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2009	2008	2007
Restricted stock shares awarded during the year, net of forfeitures	254,227	276,872	222,725
Weighted average fair value of shares granted during the year	$29.44	$85.77	$120.55
Amortization expense	$22,870	$28,640	$26,779

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

            The weighted average life of our outstanding options as of December 31, 2009 is 1.7 years. Information relating to Director Options and Employee Options from December 31, 2006 through December 31, 2009 is as follows:

	Director Options		Employee Options
	Options	Weighted Average Exercise Price Per Share	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2006	16,500	$28.57	1,198,263	$32.07

Granted	—	N/A	23,000	99.03
Exercised, none were forfeited during the period	(16,500)	28.57	(214,525)	32.62

Shares under option at December 31, 2007	—	$—	1,006,738	$33.48

Granted	—	—	—	—
Exercised, none were forfeited during the period	—	—	(282,106)	41.96

Shares under option at December 31, 2008	—	$—	724,632	$30.18

Granted	—	—	—	—
Exercised	—	—	(181,850)	25.52
Forfeited	—	—	(37,100)	70.73

Shares under option at December 31, 2009	—	$—	505,682	$28.88

	Outstanding and Exercisable
Employee Options: Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share
$23.41 - $30.38	429,633	1.21	$25.48
$30.39 - $46.97	49,749	4.09	46.97
$46.98 - $50.17	26,300	4.17	50.17

Total	505,682		$28.88

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other postretirement or post employment benefits to our employees.

Exchange Rights

            Limited partners have the right to exchange all or any portion of their units for shares of Simon Property common stock on a one-for-one basis or cash, as determined by Simon Property in its sole discretion. If Simon Property selects cash, Simon Property cannot cause us to redeem the exchanged units for cash without contributing cash to us as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, Simon Property will be deemed to have elected to exchange the units for shares of Simon Property common stock. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. The number of shares of Simon Property's common stock issued will be the same as the number of units exchanged.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies

Litigation

            We are involved in various legal proceedings that arise in the ordinary course of our business. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Lease Commitments

            As of December 31, 2009, a total of 29 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2012 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense as follows:

	For the Year Ended December 31,
	2009	2008	2007
Ground lease expense	$32,086	$30,681	$30,499

            Future minimum lease payments due under these ground leases for years ending December 31, excluding applicable extension options, are as follows:

2010	$16,782
2011	16,823
2012	16,937
2013	17,184
2014	17,084
Thereafter	648,360

$733,170

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2009, we had loan guarantees of $47.2 million underlying joint venture related mortgage or other indebtedness. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlet Centers, The Mills, and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 535 of the approximately 1,325 anchor stores in the properties as of December 31, 2009. An affiliate of one of these retailers is one of our limited partners.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2009 and 2008 as approximately $115 million and $130 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Amounts charged to unconsolidated joint ventures	$120,866	$125,663	$95,564
Amounts charged to properties owned by related parties	4,522	4,980	5,049

            During 2009, 2008 and 2007, we recorded interest income of $9.3 million, $15.3 million and $39.1 million respectively, and financing fee income of $3.7 million, $3.1 million and $17.4 million, respectively, net of inter-entity eliminations, related to the loans that we have provided to Mills and SPG-FCM and lending financing services to those entities and the properties in which they hold an ownership interest.

13.    Recently Issued Accounting Pronouncements

            In December 2007, the Financial Accounting Standards Board, or FASB, issued new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The guidance also requires acquisition related costs to be expensed as incurred. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the guidance which did not have a significant impact on our financial position, results of operations or cash flows.

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

            In June 2008, the FASB ratified guidance which provides an entity use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. We adopted the guidance on January 1, 2009 which had no impact on our financial position, results of operations or cash flows.

            On January 1, 2009, we adopted guidance on determining whether instruments granted in share-based payment transactions are participating securities. Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The adoption of the guidance did not have a significant impact on reported earnings per unit.

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

            In June 2009, the FASB issued the FASB Accounting Standards Codification, or Codification, which is effective for interim and annual periods ending after September 15, 2009. The Codification defines a new hierarchy for U.S. GAAP and establishes the Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the Codification changed the manner in which U.S. GAAP guidance is referenced, but did not have any impact on our financial position, results of operations or cash flows.

            In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. Management is in the process of determining the impact of adopting this amendment.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

14.    Quarterly Financial Data (Unaudited)

            Quarterly 2009 and 2008 data is summarized in the table below. Quarterly amounts may not equal annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Total revenue	$918,492	$903,612	$924,932	$1,028,180
Operating income	364,216	224,698	392,177	425,601
Consolidated income (loss) from continuing operations	146,248	(14,108)	139,189	115,933
Net income (loss) available to unitholders	106,768	(20,760)	105,547	91,543
Income (loss) from continuing operations per unit — Basic	$0.45	($0.08)	$0.38	$0.33
Net income (loss) per unit — Basic	$0.45	($0.08)	$0.38	$0.33
Income (loss) from continuing operations per unit — Diluted	$0.45	($0.08)	$0.38	$0.32
Net income (loss) per unit — Diluted	$0.45	($0.08)	$0.38	$0.32
Weighted average units outstanding	292,771,470	325,115,460	338,766,765	341,622,416
Diluted weighted average units outstanding	292,991,380	325,115,460	339,953,846	342,377,675
2008
Total revenue	$895,298	$922,947	$935,594	$1,029,316
Operating income	351,775	379,038	383,351	428,884
Consolidated income from continuing operations	129,022	114,353	159,736	196,449
Net income available to unitholders	87,933	76,572	112,809	145,203
Income from continuing operations per unit — Basic	$0.39	$0.34	$0.50	$0.65
Net income (loss) per unit — Basic	$0.39	$0.34	$0.50	$0.65
Income from continuing operations per unit — Diluted	$0.39	$0.34	$0.50	$0.64
Net income per unit — Diluted	$0.39	$0.34	$0.50	$0.64
Weighted average units outstanding	281,224,467	282,382,491	282,384,237	284,025,809
Diluted weighted average units outstanding	281,841,042	282,971,297	282,953,695	284,422,986

15.    Subsequent Events

            We entered into a definitive agreement in December 2009 to acquire all of the outlet shopping centers currently owned by Prime Outlets Acquisition Company and certain of its affiliated entities, or the Prime Outlets, subject to Prime Outlets' existing fixed rate indebtedness and preferred stock. The Prime Outlets consist of 22 outlet centers located in major metropolitan markets. We will pay consideration (consisting of cash and units of the Operating Partnership) of approximately $0.7 billion for the owners' interests in the Prime Outlets. The acquisition is subject to several closing conditions relating to certain financing arrangements of the Prime Outlets. Assuming all closing conditions are satisfied on a timely basis, we expect the transaction will close in the second quarter of 2010.

            On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

15.    Subsequent Events (Continued)

6.75% notes due 2040. We will report a $165.6 million charge to earnings in the first quarter of 2010 as a result of the tender offer.

            On February 4, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, entered into a definitive agreement to sell all of the interests in Simon Ivanhoe which owns seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners will receive consideration of €715 million for the interests, subject to certain post-closing adjustments. We expect our share of the gain on sale of our interests in Simon Ivanhoe to be approximately $300 million. The transaction is scheduled to close during the first half of 2010, subject to customary closing conditions and regulatory approvals.

            On February 16, 2010, Simon Property announced a written offer made to acquire General Growth Properties, Inc., or General Growth, in a transaction valued at more than $10 billion, including approximately $9 billion in cash. Of this consideration, approximately $7 billion will be paid to unsecured creditors, representing par value plus accrued and unpaid dividends and interest. The transaction would not be subject to a financing condition and would be financed through cash on hand, asset sales and through equity co-investments in acquired properties by strategic institutional investors, with the balance coming from our new credit facility. The offer indicated a willingness to discuss consideration consisting in whole or in part of equity in lieu of the cash portion of the consideration to General Growth's stockholders, and perhaps certain of its unsecured creditors, for those who would prefer to receive equity. The offer is subject to confirmatory due diligence and the negotiation and execution of a definitive transaction agreement, as well as required bankruptcy court and creditor approvals. As of the filing of this report, there is no agreement for such a transaction.

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

March 12, 2010

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 12, 2010
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	March 12, 2010
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 12, 2010
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 12, 2010
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 12, 2010
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 12, 2010
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 12, 2010

Signature	Capacity	Date

/s/ KAREN N. HORN Karen N. Horn	Director	March 12, 2010
/s/ ALLAN HUBBARD Allan Hubbard	Director	March 12, 2010
/s/ DANIEL C. SMITH Daniel C. Smith	Director	March 12, 2010
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 12, 2010
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 12, 2010

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Anderson Mall, Anderson, SC	$27,270	$1,712	$15,227	$1,363	$20,347	$3,075	$35,574	$38,649	$13,198	1972
Arsenal Mall, Watertown, MA	974	15,505	47,680	—	9,603	15,505	57,283	72,788	16,281	1999 (Note 4)
Bangor Mall, Bangor, ME	80,000	5,478	59,740	—	8,439	5,478	68,179	73,657	19,068	2004 (Note 5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	60,813	10,886	81,742	92,628	40,201	1981
Battlefield Mall, Springfield, MO	92,749	3,919	27,231	3,000	61,932	6,919	89,163	96,082	48,410	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	23,301	10,491	48,924	59,415	19,918	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,022	2,945	70,066	73,011	22,804	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,666	25,329	26,906	104,133	131,039	36,361	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	24,419	39,500	233,621	273,121	75,793	1998 (Note 4)
Broadway Square, Tyler, TX	—	11,470	32,431	—	21,888	11,470	54,319	65,789	21,642	1994 (Note 4)
Brunswick Square, East Brunswick, NJ	82,244	8,436	55,838	—	27,888	8,436	83,726	92,162	34,463	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	19,600	89,107	66,200	392,725	458,925	109,314	1998 (Note 4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	70,202	33,684	168,489	202,173	57,429	1972
Century III Mall, West Mifflin, PA	80,498	17,380	102,364	10	8,379	17,390	110,743	128,133	67,765	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	13,767	—	68,505	68,505	24,847	1997 (Note 4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	16,238	3,257	25,879	29,136	12,020	1971
Chesapeake Square, Chesapeake, VA	69,852	11,534	70,461	—	7,652	11,534	78,113	89,647	38,695	1989
Cielo Vista Mall, El Paso, TX	—	1,005	15,262	608	43,751	1,613	59,013	60,626	32,839	1974
College Mall, Bloomington, IN	—	1,003	16,245	720	43,466	1,723	59,711	61,434	27,524	1965
Columbia Center, Kennewick, WA	—	17,441	66,580	—	21,593	17,441	88,173	105,614	31,141	1987
Copley Place, Boston, MA	200,000	—	378,045	—	82,083	—	460,128	460,128	100,206	2002 (Note 4)
Coral Square, Coral Springs, FL	81,666	13,556	93,630	—	14,346	13,556	107,976	121,532	49,864	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	43,912	25,947	117,003	142,950	32,959	1998 (Note 4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	3,528	10,122	73,486	83,608	33,010	1996
Crossroads Mall, Omaha, NE	40,616	639	30,658	409	35,857	1,048	66,515	67,563	28,955	1994 (Note 4)
Crystal River Mall, Crystal River, FL	14,677	5,393	20,241	—	4,718	5,393	24,959	30,352	9,701	1990
DeSoto Square, Bradenton, FL	63,800	9,011	52,675	—	8,036	9,011	60,711	69,722	24,080	1973
Domain, The, Austin, TX (Note 6)	—	45,152	197,010	—	116,395	45,152	313,405	358,557	23,272	2005
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	28,453	11,529	135,803	147,332	44,774	1997 (Note 4)
Fashion Mall at Keystone, The, Indianapolis, IN	—	—	120,579	—	47,063	—	167,642	167,642	55,893	1997 (Note 4)
Firewheel Town Center, Garland, TX	—	8,636	82,716	—	24,714	8,636	107,430	116,066	19,242	2004
Forest Mall, Fond Du Lac, WI	16,190	721	4,491	—	8,795	721	13,286	14,007	7,628	1973
Forum Shops at Caesars, The, Las Vegas, NV	515,335	—	276,567	—	205,817	—	482,384	482,384	125,792	1992

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	10,449	12,302	110,811	123,113	43,963	1961
Greenwood Park Mall, Greenwood, IN	79,756	2,423	23,445	5,253	114,940	7,676	138,385	146,061	48,964	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	19,354	15,713	59,345	75,058	24,168	1980
Gwinnett Place, Duluth, GA	115,000	17,051	141,191	—	4,527	17,051	145,718	162,769	44,560	1998 (Note 5)
Haywood Mall, Greenville, SC	—	11,585	133,893	6	19,228	11,591	153,121	164,712	62,123	1998 (Note 4)
Independence Center, Independence, MO	200,000	5,042	45,798	—	30,779	5,042	76,577	81,619	32,121	1994 (Note 4)
Ingram Park Mall, San Antonio, TX	75,883	733	17,163	73	20,283	806	37,446	38,252	20,984	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	41,844	9,270	59,323	68,593	33,697	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	24,248	4,868	54,552	59,420	28,382	1983
Knoxville Center, Knoxville, TN	57,464	5,006	21,617	3,712	34,521	8,718	56,138	64,856	28,459	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	37,748	7,944	47,576	55,520	22,371	1976
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	15,975	27,928	71,421	99,349	23,937	1997 (Note 4)
Lakeline Mall, Austin, TX	—	10,088	81,568	14	15,965	10,102	97,533	107,635	37,558	1995
Lenox Square, Atlanta, GA	—	38,058	492,411	—	59,056	38,058	551,467	589,525	172,284	1998 (Note 4)
Lima Mall, Lima, OH	—	7,662	35,338	—	10,124	7,662	45,462	53,124	20,174	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	7,077	7,935	70,557	78,492	36,846	1990
Livingston Mall, Livingston, NJ	—	22,214	105,250	—	37,483	22,214	142,733	164,947	41,050	1998 (Note 4)
Longview Mall, Longview, TX	30,300	259	3,567	124	8,013	383	11,580	11,963	5,866	1978
Mall of Georgia, Mill Creek, GA	181,606	47,492	326,633	—	3,762	47,492	330,395	377,887	77,040	1999 (Note 5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	12,635	17,119	93,393	110,512	24,107	2002 (Note 4)
Markland Mall, Kokomo, IN	21,436	—	7,568	—	10,262	—	17,830	17,830	9,718	1968
McCain Mall, N. Little Rock, AR	—	—	9,515	10,530	10,723	10,530	20,238	30,768	14,382	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	27,756	19,922	83,647	103,569	28,680	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	34,457	65,684	257,709	323,393	92,976	1997 (Note 4)
Midland Park Mall, Midland, TX	31,295	687	9,213	—	15,004	687	24,217	24,904	13,526	1980
Miller Hill Mall, Duluth, MN	—	2,965	18,092	—	28,217	2,965	46,309	49,274	29,333	1973
Montgomery Mall, Montgomeryville, PA	87,806	27,105	86,915	—	26,558	27,105	113,473	140,578	25,593	2004 (Note 5)
Muncie Mall, Muncie, IN	—	172	5,776	52	26,863	224	32,639	32,863	16,533	1970
North East Mall, Hurst, TX	—	128	12,966	19,010	148,955	19,138	161,921	181,059	65,948	1971
Northfield Square, Bourbonnais, IL	28,344	362	53,396	—	1,479	362	54,875	55,237	32,484	2004 (Note 5)
Northgate Mall, Seattle, WA	—	24,369	115,992	—	93,772	24,369	209,764	234,133	59,203	1987
Northlake Mall, Atlanta, GA	66,291	33,400	98,035	—	4,111	33,400	102,146	135,546	51,225	1998 (Note 4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,372	36,238	3,557	49,017	52,574	27,409	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	8,822	15,673	66,126	81,799	24,864	1997 (Note 4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	24,044	20,404	148,989	169,393	46,941	1998 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	39,766	12,998	104,887	117,885	41,154	1994 (Note 4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	21,862	35,514	151,768	187,282	55,391	1997 (Note 4)
Oxford Valley Mall, Langhorne, PA	71,974	24,544	100,287	—	8,156	24,544	108,443	132,987	49,372	2003 (Note 4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	16,347	11,198	56,074	67,272	18,705	1980
Penn Square Mall, Oklahoma City, OK	99,422	2,043	155,958	—	28,419	2,043	184,377	186,420	61,042	2002 (Note 4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	550	15,596	4,452	170,664	175,116	52,805	2004 (Note 5)
Phipps Plaza, Atlanta, GA	—	16,725	210,610	—	21,311	16,725	231,921	248,646	76,724	1998 (Note 4)
Plaza Carolina, Carolina, PR	188,573	15,493	279,560	—	20,990	15,493	300,550	316,043	55,466	2004 (Note 4)
Port Charlotte Town Center, Port Charlotte, FL	50,423	5,471	58,570	—	15,056	5,471	73,626	79,097	31,207	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	37,464	4,933	40,277	45,210	19,256	1972
Richmond Town Square, Richmond Heights, OH	43,957	2,600	12,112	—	60,116	2,600	72,228	74,828	43,911	1966
River Oaks Center, Calumet City, IL	—	30,884	101,224	—	10,742	30,884	111,966	142,850	40,239	1997 (Note 4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	33,088	44,143	245,345	289,488	74,755	1998 (Note 4)
Rolling Oaks Mall, San Antonio, TX	—	1,929	38,609	—	13,905	1,929	52,514	54,443	26,140	1988
Roosevelt Field, Garden City, NY	—	163,721	702,008	—	33,311	163,721	735,319	899,040	234,922	1998 (Note 4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	72,422	23,541	162,625	186,166	59,406	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	10,681	10,400	98,545	108,945	32,612	1998 (Note 4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	146,869	16,630	201,314	217,944	81,183	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	—	16,649	23,445	142,489	165,934	50,152	1997 (Note 4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	127,313	101,200	428,808	530,008	104,593	1998 (Note 4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	23,597	17,079	101,364	118,443	41,451	1970
SouthPark, Charlotte, NC	197,463	42,092	188,055	100	164,585	42,192	352,640	394,832	91,062	2002 (Note 4)
St. Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	26,150	8,890	79,084	87,974	37,402	1990
Stanford Shopping Center, Palo Alto, CA	240,000	—	339,537	—	4,730	—	344,267	344,267	69,994	2003 (Note 4)
Summit Mall, Akron, OH	65,000	15,374	51,137	—	39,624	15,374	90,761	106,135	30,368	1965
Sunland Park Mall, El Paso, TX	32,836	2,896	28,900	—	7,456	2,896	36,356	39,252	21,221	1988
Tacoma Mall, Tacoma, WA	120,426	37,803	125,826	—	75,878	37,803	201,704	239,507	62,843	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	43,537	8,414	51,976	60,390	32,830	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,832	6	56,934	9,965	113,766	123,731	39,427	1998 (Note 4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,317	—	149,623	64,200	456,940	521,140	137,639	1998 (Note 4)
Town Center at Cobb, Kennesaw, GA	280,000	32,585	158,225	—	12,644	32,585	170,869	203,454	50,106	1998 (Note 5)
Towne East Square, Wichita, KS	—	8,525	18,479	1,429	38,802	9,954	57,281	67,235	31,582	1975

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Towne West Square, Wichita, KS	49,672	972	21,203	61	12,084	1,033	33,287	34,320	19,037	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	34,044	14,191	107,034	121,225	39,848	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	28,321	15,638	149,283	164,921	56,840	1972
University Park Mall, Mishawaka, IN	100,000	16,768	112,158	7,000	47,817	23,768	159,975	183,743	88,505	1996 (Note 4)
Upper Valley Mall, Springfield, OH	47,639	8,421	38,745	—	10,016	8,421	48,761	57,182	18,095	1979
Valle Vista Mall, Harlingen, TX	40,000	1,398	17,159	329	20,017	1,727	37,176	38,903	19,229	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	9,268	13,913	59,815	73,728	26,452	1991
Walt Whitman Mall, Huntington Station, NY	121,669	51,700	111,258	3,789	42,377	55,489	153,635	209,124	60,850	1998 (Note 4)
Washington Square, Indianapolis, IN	29,777	6,319	36,495	—	12,457	6,319	48,952	55,271	41,451	1974
West Ridge Mall, Topeka, KS	68,392	5,453	34,132	1,168	23,410	6,621	57,542	64,163	24,866	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	31,920	43,464	116,629	160,093	35,785	1998 (Note 4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,102	38,441	5,126	74,133	79,259	29,573	1977
Wolfchase Galleria, Memphis, TN	225,000	15,881	128,276	—	9,068	15,881	137,344	153,225	50,573	2002 (Note 4)
Woodland Hills Mall, Tulsa, OK	96,941	34,211	187,123	—	13,024	34,211	200,147	234,358	59,463	2004 (Note 5)
Premium Outlet Centers
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	3,575	3,900	100,634	104,534	24,398	2004 (Note 4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	18,356	13,952	62,043	75,995	15,159	2004 (Note 4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,919	2,370	26,245	28,615	12,948	2004 (Note 4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	558	61,998	17,228	286,719	303,947	46,488	2004 (Note 4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	1,954	12,986	186,944	199,930	34,025	2004 (Note 4)
Carolina Premium Outlets, Smithfield, NC	19,385	3,170	59,863	—	2,115	3,170	61,978	65,148	17,766	2004 (Note 4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	2,951	8,366	3,610	126,371	129,981	30,748	2004 (Note 4)
Cincinnati Premium Outlets, Monroe, OH	—	14,117	71,520	—	—	14,117	71,520	85,637	1,496	2008
Clinton Crossing Premium Outlets, Clinton, CT	—	2,060	107,556	1,125	1,646	3,185	109,202	112,387	24,068	2004 (Note 4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	2,207	7,900	18,699	26,599	7,212	2004 (Note 4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	3,481	3,440	342,160	345,600	58,991	2004 (Note 4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	10,939	2,857	58,248	61,105	16,078	2004 (Note 4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	3,058	9,060	53,339	62,399	15,888	2004 (Note 4)
Gilroy Premium Outlets, Gilroy, CA	—	9,630	194,122	—	6,634	9,630	200,756	210,386	43,334	2004 (Note 4)
Houston Premium Outlets, Cypress, TX	—	21,159	69,350	—	29,801	21,159	99,151	120,310	7,483	2007
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	3,318	6,416	107,331	113,747	19,936	2004 (Note 4)
Jersey Shore Premium Outlets, Tinton Falls, NJ	—	16,141	50,979	—	74,921	16,141	125,900	142,041	6,810	2007
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	5,407	2,800	44,953	47,753	8,905	2004 (Note 4)
Kittery Premium Outlets, Kittery, ME	43,556	11,832	94,994	—	5,516	11,832	100,510	112,342	15,376	2004 (Note 4)
Las Americas Premium Outlets, San Diego, CA	180,000	45,168	251,878	—	1,992	45,168	253,870	299,038	17,528	2007 (Note 4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	4,875	13,085	165,652	178,737	26,104	2004 (Note 4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	—	60,663	25,435	195,636	221,071	35,631	2004 (Note 4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	2,860	7,190	164,883	172,073	37,929	2004 (Note 4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	1,724	5,670	30,628	36,298	10,929	2004 (Note 4)
Lighthouse Place Premium Outlets, Michigan City, IN	88,623	6,630	94,138	—	4,170	6,630	98,308	104,938	27,212	2004 (Note 4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	1,401	11,400	46,424	57,824	11,295	2004 (Note 4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	1,859	4,300	134,184	138,484	30,053	2004 (Note 4)
Orlando Premium Outlets, Orlando, FL	—	14,040	304,410	15,855	46,533	29,895	350,943	380,838	54,490	2004 (Note 4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	3	3,301	9,463	89,105	98,568	21,963	2004 (Note 4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	305	13,322	14,372	27,694	6,798	2004 (Note 4)
Philadelphia Premium Outlets, Limerick, PA	190,000	16,676	105,249	—	15,749	16,676	120,998	137,674	13,119	2006
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,229	41,547	—	36,143	12,229	77,690	89,919	11,223	2005
Round Rock Premium Outlets, Round Rock, TX	—	21,977	82,252	—	2,806	21,977	85,058	107,035	15,859	2005
Seattle Premium Outlets, Seattle, WA	—	—	103,722	—	16,902	—	120,624	120,624	21,945	2004 (Note 4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	6,959	6,092	64,629	70,721	17,160	2004 (Note 4)
The Crossings Premium Outlets, Tannersville, PA	52,505	7,720	172,931	—	9,530	7,720	182,461	190,181	34,238	2004 (Note 4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,850	—	6,712	9,420	91,562	100,982	24,908	2004 (Note 4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	1,820	22,630	79,136	101,766	19,046	2004 (Note 4)
Waterloo Premium Outlets, Waterloo, NY	72,822	3,230	75,277	—	5,759	3,230	81,036	84,266	21,307	2004 (Note 4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,559	1,658	4,004	12,768	866,563	879,331	152,183	2004 (Note 4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	3,922	4,900	285,953	290,853	57,357	2004 (Note 4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	8,678	7,711	45,452	53,163	14,792	1998 (Note 4)
Bloomingdale Court, Bloomingdale, IL	26,573	8,748	26,184	—	9,176	8,748	35,360	44,108	16,687	1987
Brightwood Plaza, Indianapolis, IN	—	65	128	—	337	65	465	530	327	1965
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	6,920	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	643	5,352	12,922	18,274	4,928	1989

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	9,010	2,886	17,517	20,403	7,784	1977
Dare Centre, Kill Devil Hills, NC	1,614	—	5,702	—	213	—	5,915	5,915	932	2004 (Note 4)
DeKalb Plaza, King of Prussia, PA	2,946	1,955	3,405	—	1,125	1,955	4,530	6,485	1,716	2003 (Note 4)
Forest Plaza, Rockford, IL	18,957	4,132	16,818	453	10,043	4,585	26,861	31,446	9,708	1985
Gateway Shopping Center, Austin, TX	87,000	24,549	81,437	—	9,520	24,549	90,957	115,506	21,562	2004 (Note 4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	5,016	1,028	7,041	8,069	3,863	1976
Greenwood Plus, Greenwood, IN	—	1,129	1,792	—	3,735	1,129	5,527	6,656	2,863	1979
Henderson Square, King of Prussia, PA	14,367	4,223	15,124	—	147	4,223	15,271	19,494	3,112	2003 (Note 4)
Highland Lakes Center, Orlando, FL	14,924	7,138	25,284	—	1,558	7,138	26,842	33,980	13,306	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	59	425	1,861	2,286	1,234	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	967	—	5,199	5,199	1,889	1997 (Note 4)
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	1,087	2,487	7,507	9,994	3,590	1986
Lake View Plaza, Orland Park, IL	16,000	4,702	17,543	—	12,317	4,702	29,860	34,562	13,316	1986
Lakeline Plaza, Austin, TX	17,759	5,822	30,875	—	6,375	5,822	37,250	43,072	14,239	1998
Lima Center, Lima, OH	—	1,808	5,151	—	6,780	1,808	11,931	13,739	4,706	1978
Lincoln Crossing, O'Fallon, IL	—	674	2,192	—	769	674	2,961	3,635	1,256	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	3,322	—	24,621	24,621	9,081	2003 (Note 4)
MacGregor Village, Cary, NC	6,493	502	8,897	—	187	502	9,084	9,586	1,417	2004 (Note 4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	295	9,506	33,187	42,693	11,953	2004 (Note 5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,260	206	6,998	7,204	2,872	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	408	—	992	992	744	1967
Matteson Plaza, Matteson, IL	—	1,771	9,737	—	2,675	1,771	12,412	14,183	6,426	1988
Muncie Plaza, Muncie, IN	7,383	267	10,509	87	1,355	354	11,864	12,218	4,356	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,477	128	3,098	3,226	2,081	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	3,240	2,831	10,939	13,770	4,902	1985
North Ridge Shopping Center, Raleigh, NC	7,930	385	12,838	—	493	385	13,331	13,716	2,215	2004 (Note 4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,554	148	2,968	3,116	1,844	1974
Palms Crossing, McAllen, TX (Note 6)	—	13,923	45,925	—	6,430	13,923	52,355	66,278	5,448	2006
Pier Park, Panama City Beach, FL	—	23,586	73,158	—	42,162	23,586	115,320	138,906	9,461	2006
Regency Plaza, St. Charles, MO	4,000	616	4,963	—	583	616	5,546	6,162	2,479	1988
Richardson Square, Richardson, TX	—	6,285	—	1,268	15,494	7,553	15,494	23,047	895	1977
Rockaway Commons, Rockaway, NJ	—	5,149	26,435	—	7,499	5,149	33,934	39,083	7,918	1998 (Note 4)
Rockaway Town Plaza, Rockaway, NJ	—	—	18,698	2,225	1,754	2,225	20,452	22,677	3,084	2004
Shops at Arbor Walk, The, Austin, TX (Note 6)	—	930	42,546	—	5,090	930	47,636	48,566	7,520	2005

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Rockaway Commons, Rockaway, NJ
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	3,666	12,943	31,843	44,786	14,064	1999
St. Charles Towne Plaza, Waldorf, MD	26,000	8,377	18,993	—	3,276	8,377	22,269	30,646	10,608	1987
Teal Plaza, Lafayette, IN	—	99	878	—	3,011	99	3,889	3,988	2,754	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	5,197	2,150	12,820	14,970	4,738	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	5,169	234	5,914	6,148	3,165	1974
University Center, Mishawaka, IN	—	3,071	7,413	—	1,810	3,071	9,223	12,294	6,490	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	398	941	2,095	3,036	2,586	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	14,036	8,679	86,872	95,551	34,254	1999
West Ridge Plaza, Topeka, KS	5,000	1,376	4,560	—	1,778	1,376	6,338	7,714	3,032	1988
White Oaks Plaza, Springfield, IL	14,766	3,169	14,267	—	1,556	3,169	15,823	18,992	7,098	1986
Wolf Ranch Town Center, Georgetown, TX	—	21,785	51,547	—	6,729	21,785	58,276	80,061	9,665	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	223	263	4,603	4,866	890	2004 (Note 4)
Factory Merchants Branson, Branson, MO	—	1,383	19,637	1	846	1,384	20,483	21,867	1,801	2004 (Note 4)
The Shoppes at Branson Meadows, Branson, MO	9,016	—	5,205	—	262	—	5,467	5,467	931	2004 (Note 4)
Factory Stores of America — Boaz, AL	2,637	—	924	—	25	—	949	949	131	2004 (Note 4)
Factory Stores of America — Georgetown, KY	6,248	148	3,610	—	49	148	3,659	3,807	566	2004 (Note 4)
Factory Stores of America — Graceville, FL	1,857	12	408	—	66	12	474	486	70	2004 (Note 4)
Factory Stores of America — Lebanon. MO	1,560	24	214	—	—	24	214	238	49	2004 (Note 4)
Factory Stores of America — Nebraska City, NE	1,464	26	566	—	31	26	597	623	99	2004 (Note 4)
Factory Stores of America — Story City, IA	1,812	7	526	—	5	7	531	538	79	2004 (Note 4)
Factory Stores of North Bend, North Bend, WA	—	2,143	36,197	—	1,989	2,143	38,186	40,329	6,903	2004 (Note 4)
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,322	27,310	166,315	193,625	152,965	1998 (Note 4)
Palm Beach Mall, West Palm Beach, FL	50,725	11,962	112,437	—	35,195	11,962	147,632	159,594	104,571	1967
University Mall, Pensacola, FL	—	4,256	26,657	—	3,405	4,256	30,062	34,318	26,506	1994
Development Projects
Other pre-development costs	—	37,635	7,656	—	—	37,635	7,656	45,291	—
Other	—	3,097	11,047	—	499	3,097	11,546	14,643	5,758

	$5,554,138	$2,572,883	$17,511,497	$185,111	$4,754,224	$2,757,994	$22,265,721	$25,023,715	$6,806,670

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2009

(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Balance, beginning of year	$24,907,970	$24,163,367	$22,644,299
Acquisitions and consolidations	—	7,640	743,457
Improvements	315,928	797,717	1,057,663
Disposals and de-consolidations	(200,183)	(60,754)	(282,052)

Balance, close of year	$25,023,715	$24,907,970	$24,163,367

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2009 was $20,019,482.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007
Balance, beginning of year	$6,015,677	$5,168,565	$4,479,198
Acquisitions and consolidations (5)	—	—	12,714
Depreciation expense	893,139	871,556	808,041
Disposals	(102,146)	(24,444)	(131,388)

Balance, close of year	$6,806,670	$6,015,677	$5,168,565

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

(3)
Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals and impairments of property are first reflected as a reduction to cost capitalized subsequent to acquisition.

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

3.1

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of its Annual Report on Form 10-K for 2002 (filed by Simon Property Group, L.P.)).

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

3.4

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on May 8, 2009).

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

10.6	$3,565,000,000 Credit Agreement dated as of December 8, 2009 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed December 11, 2009).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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