Form 10-Q
period 2010-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2010-05-14
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Form 10-Q

INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2010	December 31, 2009
ASSETS:
Investment properties, at cost	$25,111,988	$25,336,189
Less — accumulated depreciation	7,026,845	7,004,534

	18,085,143	18,331,655
Cash and cash equivalents	3,326,642	3,957,718
Tenant receivables and accrued revenue, net	355,469	402,729
Investment in unconsolidated entities, at equity	1,418,987	1,468,577
Deferred costs and other assets	1,159,035	1,155,587
Note receivable from related party	632,000	632,000

Total assets	$24,977,276	$25,948,266

LIABILITIES:
Mortgages and other indebtedness	$17,883,189	$18,630,302
Accounts payable, accrued expenses, intangibles, and deferred revenue	952,526	987,530
Cash distributions and losses in partnerships and joint ventures, at equity	469,453	457,754
Other liabilities and accrued distributions	182,488	159,345

Total liabilities	19,487,656	20,234,931

Commitments and contingencies
Preferred Units, various series, at liquidation value, and noncontrolling redeemable interests in properties	348,093	530,373
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	45,622	45,704
General Partner, 289,075,874 and 285,748,271 units outstanding, respectively	4,390,798	4,412,433
Limited Partners, 57,713,780 and 57,804,779 units outstanding, respectively	876,619	892,603

Total partners' equity	5,313,039	5,350,740
Nonredeemable noncontrolling deficit interests in properties, net	(171,512)	(167,778)

Total equity	5,141,527	5,182,962

Total liabilities and equity	$24,977,276	$25,948,266

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2010	2009
REVENUE:
Minimum rent	$571,610	$571,414
Overage rent	13,211	12,500
Tenant reimbursements	255,928	258,762
Management fees and other revenues	28,568	30,651
Other income	55,754	45,165

Total revenue	925,071	918,492

EXPENSES:
Property operating	98,768	106,147
Depreciation and amortization	228,909	256,337
Real estate taxes	89,729	88,243
Repairs and maintenance	23,745	22,588
Advertising and promotion	18,836	18,506
(Recovery of) provision for credit losses	(3,451)	13,015
Home and regional office costs	17,315	26,163
General and administrative	5,112	4,048
Transaction expenses	3,700	—
Other	15,492	19,229

Total operating expenses	498,155	554,276

OPERATING INCOME	426,916	364,216
Interest expense	(263,959)	(226,036)
Loss on extinguishment of debt	(165,625)	—
Income tax (expense) benefit of taxable REIT subsidiaries	(202)	2,523
Income from unconsolidated entities	17,582	5,545
Gain on sale or disposal of assets	6,042	—

CONSOLIDATED NET INCOME	20,754	146,248
Net income attributable to noncontrolling interests	2,663	3,039
Preferred unit requirements	6,828	10,707

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$11,263	$132,502

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$9,373	$106,768
Limited Partners	1,890	25,734

Net income attributable to unitholders	$11,263	$132,502

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$0.03	$0.45

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$0.03	$0.45

Consolidated net income	$20,754	$146,248
Unrealized gain (loss) on interest rate hedge agreements	4,612	(24,427)
Net loss on derivative instruments reclassified from accumulated other comprehensive income (loss) into interest expense	(3,840)	(3,510)
Currency translation adjustments	(8,900)	(12,823)
Changes in available-for-sale securities and other	(21,190)	(23,427)

Comprehensive (loss) income	(8,564)	82,061
Comprehensive income attributable to noncontrolling interests	2,663	3,039

Comprehensive (loss) income attributable to unitholders	$(11,227)	$79,022

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$20,754	$146,248
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	233,856	257,605
Loss on debt extinguishment	165,625	—
Gain on sale or disposal of assets	(6,042)	—
Straight-line rent	(2,824)	(8,694)
Equity in income of unconsolidated entities	(17,582)	(5,545)
Distributions of income from unconsolidated entities	26,978	28,945
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	49,756	59,419
Deferred costs and other assets	(26,669)	(40,591)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	4,537	(2,569)

Net cash provided by operating activities	448,389	434,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of loans to related parties	—	(20,000)
Repayments of loans from related parties	—	4,700
Capital expenditures, net	(62,780)	(137,094)
Net proceeds from sale of assets	5,811	—
Investments in unconsolidated entities	(4,410)	(8,095)
Purchase of marketable and non-marketable securities	(6,676)	(42,602)
Distributions of capital from unconsolidated entities and other	28,730	37,880

Net cash used in investing activities	(39,325)	(165,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	235	525,657
Distributions to noncontrolling interest holders in properties	(6,872)	(6,749)
Contributions from noncontrolling interest holders in properties	—	2,355
Partnership distributions	(212,966)	(36,634)
Loss on debt extinguishment	(165,625)	—
Mortgage and other indebtedness proceeds, net of transaction costs	2,224,215	1,427,701
Mortgage and other indebtedness principal payments	(2,879,127)	(2,057,153)

Net cash used in financing activities	(1,040,140)	(144,823)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(631,076)	124,784
CASH AND CASH EQUIVALENTS, beginning of period	3,957,718	773,544

CASH AND CASH EQUIVALENTS, end of period	$3,326,642	$898,328

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except unit and per unit amounts and where indicated in millions or billions)

1.     Organization

        Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these condensed notes to the unaudited consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, as amended. According to our partnership agreement, we are required to pay all expenses of Simon Property.

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2010, we owned or held an interest in 318 income-producing properties in the United States, which consisted of 161 regional malls, 41 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 14 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of March 31, 2010, we had ownership interests in 53 European shopping centers (France, Italy and Poland), eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On February 4, 2010, we and our joint venture partner entered into a definitive agreement to sell all of the interests in Simon Ivanhoe S.à.r.l, or Simon Ivanhoe, which owns seven shopping centers located in France and Poland. The transaction is expected to close in the second quarter of 2010. We also entered into a definitive agreement to acquire a portfolio of 22 outlet shopping centers which is expected to close in the summer of 2010.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

        These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2009 Annual Report on Form 10-K.

        As of March 31, 2010, we consolidated 197 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 166 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 93 of the 166 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Europe, Japan, Mexico, and Korea comprise 63 of the remaining 73 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its wholly-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate net operating results after preferred distributions based on partners' respective weighted average ownership. Simon Property owns a majority of our common units of partnership interest, or units, and certain series of our preferred units. Simon Property's weighted average ownership interest in us was 83.2% and 80.6% for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, Simon Property's ownership interest in us was 83.4% and 83.2%, respectively. We adjust the limited partners' interests at the end of each period to reflect their respective interests in us.

        Preferred unit requirements in the accompanying consolidated statements of operations and cash flows represent distributions on outstanding preferred units at the time of declaration of partnership interests held by limited partners.

  Reclassifications

        We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2010 presentation. These reclassifications had no impact on previously reported net income available to common unitholders or earnings per unit.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of March 31, 2010, include a balance of $39.8 million related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

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

        The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Our investment in Liberty is also accounted for as an available-for-sale security. Liberty operates regional shopping centers and is the owner of other retail assets throughout the United Kingdom, as well as certain real estate assets in the U.S. Our interest in Liberty is adjusted to their quoted market price, including a related foreign exchange component. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred.

        At March 31, 2010, we owned 35.4 million shares of Liberty at a carrying cost of £3.97. The mark-to-market adjustment for the quarterly period ended March 31, 2010 was a decrease in the value of our investment in Liberty of $21.2 million with a corresponding adjustment in other comprehensive income (loss). The carrying value of our investment in Liberty was $268.8 million and $290.0 million as of March 31, 2010 and December 31, 2009, respectively.

        Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability recorded as the amounts are fully payable to the employees that earned the compensation. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of March 31, 2010 and December 31, 2009, we had investments of $51.5 million and $51.7 million, respectively, which must be used to fund the debt service requirements of debt related to investment properties that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

        We have an investment of $70 million in a non-marketable security that we account for under the cost method. To the extent an other-than-temporary decline in fair value is deemed to have occurred, we would adjust this investment to its estimated fair value.

        Net unrealized gains as of March 31, 2010 and December 31, 2009 were approximately $38.2 million and $59.4 million, respectively, and represented the valuation and related currency adjustments for our marketable securities. As of March 31, 2010, we do not consider the decline in value of any of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Fair Value Measurements

        We hold marketable securities that total $447.1 million and $464.1 million at March 31, 2010 and December 31, 2009, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $17.3 million and $13.0 million at March 31, 2010 and December 31, 2009, respectively, and a gross asset balance of $6.1 million and $0.3 million, respectively. We also have interest rate cap agreements with a minimal asset value. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Note 6 includes a discussion of the fair value of debt.

  Noncontrolling Interests and Temporary Equity

        In addition to noncontrolling redeemable interests in properties, we classify our 6% Series I Convertible Perpetual Preferred Units, or Series I preferred units, and our 7.5% Cumulative Redeemable Preferred Units, or 7.5% preferred units, in temporary equity due to the possibility that we could be required to redeem the securities for cash. For the Series I preferred units, the holders have the ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which would include a change in the majority of the directors on Simon Property's Board of Directors, or the Board, that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the 7.5% preferred units, the redemption of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amount of all of these series of preferred units is equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

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

        Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. In addition, the individual components of other comprehensive income (loss) are presented in the aggregate for both controlling and noncontrolling interests, with the portion attributable to noncontrolling interests deducted from comprehensive income (loss) attributable to unitholders.

        A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended March 31,
	2010	2009
Noncontrolling nonredeemable interests, beginning of period	$(167,778)	$(150,810)
Net income attributable to noncontrolling nonredeemable interests	2,663	3,039
Distributions to noncontrolling nonredeemable interest holders	(6,397)	(5,257)
Other	—	2,288

Total noncontrolling nonredeemable interests in properties, end of period	$(171,512)	$(150,740)

  Derivative Financial Instruments

        We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business primarily to manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

        As of March 31, 2010, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$693.8 million
Interest Rate Caps	3	$387.5 million

        The carrying value of our interest rate swap agreements, at fair value, is included within other liabilities and was $17.3 million and $13.0 million at March 31, 2010 and December 31, 2009, respectively. At December 31, 2009, we also had interest rate swaps with a carrying value of $0.3 million within deferred costs and other assets. The interest rate cap agreements were of no net value at March 31, 2010 and December 31, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $51.6 million and $52.3 million as of March 31, 2010 and December 31, 2009, respectively.

        We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and investments. Currency forward contracts involve fixing the USD-Yen or USD-Euro exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. We entered into USD-Yen forward contracts during 2009 for approximately ¥3 billion that we expect to receive through April 2011 at an average exchange rate of 97.1 USD:JPY. We entered into USD-Yen forward contracts during 2010 for an additional ¥1.7 billion that we expect to receive through October 2012 at an average exchange rate of 89.0 USD:JPY. Approximately ¥3.2 billion remains as of March 31, 2010 for both the 2009 and 2010 contracts. The March 31, 2010 asset balance related to these forwards was $0.2 million and is included in deferred costs and other assets. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts. We entered into a USD-Euro forward contract during the first quarter of 2010 for approximately €95.0 million at an exchange rate of 1.41 EUR:USD as a net investment hedge. The changes in fair value of the net investment hedge, which matures on July 31, 2010, are recorded to other comprehensive income (loss), of which the total amount was $5.9 million as of March 31, 2010, and is included in deferred costs and other assets.

4.     Per Unit Data

        We determine basic earnings per unit based on the weighted average number of units outstanding during the period and we consider any participating securities for purposes of applying the two-class method. We determine diluted earnings per unit based on the weighted average number of units outstanding combined with the incremental weighted average units that would have been outstanding assuming all potentially dilutive common units were converted into units at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per unit.

	For the Three Months Ended March 31,
	2010	2009
Net Income attributable to Unitholders — Basic & Dilutive	$11,263	$132,502

Weighted Average Units Outstanding — Basic	343,822,515	292,771,470
Effect of stock options of Simon Property	313,742	219,910

Weighted Average Units Outstanding — Diluted	344,136,257	292,991,380

        For the three months ended March 31, 2010, potentially dilutive securities include options to purchase shares of Simon Property common stock, units granted under our long-term incentive performance programs and preferred units that are convertible into units. The only securities that had a dilutive effect for the three months ended March 31, 2010 and 2009 were stock options of Simon Property. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 103 properties in the United States as of March 31, 2010 and December 31, 2009. We also held interests in two joint ventures which owned 53 European shopping centers as of March 31, 2010 and 51 as of December 31, 2009. At March 31, 2010, we also held interests in eight joint venture properties in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

  Loans to SPG-FCM

        As part of the Mills acquisition, we made loans to SPG-FCM and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock, during 2007. As of March 31, 2010 and December 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $632.0 million. During the quarters ended March 31, 2010 and 2009, we recorded approximately $3.0 million and $2.2 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2011, with one available one-year extension.

  International Joint Venture Investments

        European Joint Ventures.    We conduct our international operations in Europe through two European joint ventures: Simon Ivanhoe and Gallerie Commerciali Italia, or GCI. The carrying amount of our total combined investment in these two joint venture investments was $279.9 million and $298.8 million as of March 31, 2010 and December 31, 2009, respectively, including all related components of accumulated other comprehensive income (loss). We have a 50% ownership interest in Simon Ivanhoe and a 49% ownership interest in GCI.

        On February 4, 2010, we and our joint venture partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, entered into a definitive agreement to sell all of the interests in Simon Ivanhoe which owns seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners will receive consideration of €715 million for their interests, subject to certain post-closing adjustments. We expect our share of the gain on sale of our interests in Simon Ivanhoe to be approximately $300 million. The transaction is scheduled to close during the second quarter of 2010, subject to customary closing conditions and regulatory approvals.

        Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. The carrying amount of our investment in this Premium Outlet joint venture in Japan was $301.5 million and $302.2 million as of March 31, 2010 and December 31, 2009, respectively, including all related components of accumulated other comprehensive income (loss). We have a 40% ownership in these Japan Premium Outlets. As of March 31, 2010 and December 31, 2009, respectively, our investment in our Premium Outlet in Korea, for which we hold a 50% ownership interest, approximated $27.0 million and $26.1 million including all related components of accumulated other comprehensive income (loss).

        We account for all of our international joint venture investments using the equity method of accounting.

  Summary Financial Information

        A summary of our investments in joint ventures and share of income from such joint ventures follows. We condensed into separate line items major captions of the statements of operations for joint venture interests sold or consolidated. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain control of the property or become the primary beneficiary of a VIE. Balance sheet information for the joint ventures is as follows:

	March 31, 2010	December 31, 2009
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,465,829	$21,555,729
Less — accumulated depreciation	4,696,319	4,580,679

	16,769,510	16,975,050
Cash and cash equivalents	709,288	771,045
Tenant receivables and accrued revenue, net	333,366	364,968
Investment in unconsolidated entities, at equity	225,025	235,173
Deferred costs and other assets	487,179	477,223

Total assets	$18,524,368	$18,823,459

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$16,441,332	$16,549,276
Accounts payable, accrued expenses, intangibles, and deferred revenue	762,940	834,668
Other liabilities	924,990	920,596

Total liabilities	18,129,262	18,304,540
Preferred units	67,450	67,450
Partners' equity	327,656	451,469

Total liabilities and partners' equity	$18,524,368	$18,823,459

Our Share of:
Partners' equity	$313,906	$316,800
Add: Excess Investment	635,628	694,023

Our net Investment in Joint Ventures	$949,534	$1,010,823

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
STATEMENTS OF OPERATIONS	2010	2009
Revenue:
Minimum rent	$493,814	$466,677
Overage rent	31,178	20,579
Tenant reimbursements	234,576	237,442
Other income	46,040	38,244

Total revenue	805,608	762,942
Operating Expenses:
Property operating	154,461	148,940
Depreciation and amortization	199,037	187,463
Real estate taxes	70,113	69,389
Repairs and maintenance	27,709	25,723
Advertising and promotion	16,610	14,295
Provision for credit losses	874	10,427
Other	45,089	36,315

Total operating expenses	513,893	492,552

Operating Income	291,715	270,390
Interest expense	(217,163)	(219,151)
Loss from unconsolidated entities	(439)	(768)

Net Income	$74,113	$50,471

Third-Party Investors' Share of Net Income	$45,036	$31,179

Our Share of Net Income	29,077	19,292
Amortization of Excess Investment	(11,495)	(13,747)

Income from Unconsolidated Entities	$17,582	$5,545

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $11.2 billion of senior unsecured notes and $435.1 million outstanding under our unsecured revolving credit facility, or the Credit Facility. The Credit Facility has a borrowing capacity of $3.6845 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points.

        The total outstanding balance of the Credit Facility as of March 31, 2010 was $435.1 million, all of which was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. The maximum outstanding balance during the three months ended March 31, 2010 was approximately $447.9 million. During the three months ended March 31, 2010, the weighted average outstanding balance on the Credit Facility was approximately $446.7 million.

        On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted average coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We recorded a $165.6 million charge to earnings in the first quarter of 2010 as a result of the tender offer.

        On March 18, 2010, we repaid a $300.0 million senior unsecured note, which had a fixed rate of 4.875%.

  Secured Debt

        Total secured indebtedness was $6.2 billion and $6.6 billion at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, we repaid $281.6 million in mortgage loans, unencumbering two properties.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness, excluding those with an associated fixed to floating swap, was $15.5 billion and $16.1 billion as of March 31, 2010 and December 31, 2009, respectively. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010	December 31, 2009
Fair value of fixed-rate mortgages and other indebtedness	$15,545	$16,580
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	5.66%	6.11%

7.     Equity

        During the first quarter of 2010, thirty-two limited partners exchanged 146,843 of our units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        For the quarter ending March 31, 2010, holders of the Series I preferred units could elect to convert their Series I preferred units into units or Simon Property's Series I 6% Convertible Perpetual Preferred Stock. The optional conversion election resulted from the closing sale price of Simon Property's common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. Each Series I preferred unit was convertible into units at a conversion ratio of .847495 through April 14, 2010.

        On March 17, 2010, we announced that we would redeem all of the outstanding Series I preferred units on April 16, 2010. The redemption price was equal to the liquidation value per unit plus accumulated and unpaid distributions through the redemption date or $50.4917 per unit.

        As of March 31, 2010, we had issued 3,056,397 units as a result of the conversion of 3,606,472 Series I preferred units. In addition, we issued 55,844 limited partner units as a result of the conversion of 65,896 Series I preferred units.

        Subsequent to March 31, 2010 and up to the redemption date of April 16, 2010, we issued 3,614,192 units as a result of the conversion of 4,426,804 Series I preferred units. In addition, we issued 806,448 limited partner units as a result of the conversion of 951,584 Series I preferred units.

  Stock Based Compensation

        Under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, on March 16, 2010 the Compensation Committee of the Board made a special award of 113,403 restricted shares of Simon Property common stock to employees at a fair market value of $84.18 per share. The fair market value of this restricted stock award is being recognized as expense over the four-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        On March 16, 2010, the Compensation Committee of the Board approved a Long-Term Incentive Performance Program, or LTIP Program, for certain of our senior executive officers. Awards under the LTIP Program take the form of LTIP Units, a form of limited partnership interest issued by us. Awarded LTIP Units will be forfeited, in whole or in part, depending on the extent to which Simon Property's total stockholder return, or TSR, as defined, over the performance period exceeds certain performance targets. During the performance period, participants are entitled to receive 10% of the regular quarterly distributions paid per unit. As a result, we account for these LTIP awards as participating securities under the two-class method of computing earnings per unit. Awarded LTIP Units will be considered earned depending upon the extent to which the applicable TSR benchmarks are achieved during the performance period and, once earned, will become the equivalent of units after a two year service-based vesting period, beginning after the end of the performance period. Units are exchangeable for shares of Simon Property's common stock on a one-for-one basis, or cash, as selected by Simon Property.

        The Compensation Committee awarded LTIP Units under three LTIP Programs having one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012. We refer to these three programs as the one, two and three year 2010 LTIP Programs, or the 2010 LTIP Programs. After the end of each performance period, any earned LTIP Units will then be subject to service-based vesting over a period of two years. One-half of the earned LTIP Units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

        The awards made pursuant to the 2010 LTIP Program have an aggregate grant date fair value, adjusted for estimated forfeitures and as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Grant date fair value was estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair value is being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. During the quarter ended March 31, 2010, we recognized $3.1 million of compensation expense under the LTIP Program.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2010	$45,704	$4,412,433	$892,603	$(167,778)	$5,182,962
Series I preferred units converted to units		180,323			180,323
Series I preferred units converted to limited partner units			3,295		3,295
Limited partner units converted to units		2,268	(2,268)		—
Other	(82)	3,110	(154)		2,874
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(20,760)	20,760		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(171,520)	(34,618)	(6,397)	(213,369)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $5,994	834	(15,056)	(2,999)	2,663	(14,558)

March 31, 2010	$45,622	$4,390,798	$876,619	$(171,512)	$5,141,527

8.     Commitments and Contingencies

  Litigation

        There have been no material developments with respect to the pending litigation disclosed in our 2009 Annual Report on Form 10-K and no new material developments or litigation have arisen since those disclosures were made.

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

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2010, we have loan guarantees of $44.3 million underlying joint venture related mortgage or other indebtedness. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        We had no consolidated property acquisitions during the three months ended March 31, 2010.

        During the three months ended March 31, 2010, we disposed of one regional mall, one community center, one other retail property and a non-retail building for an aggregate gain of $6.0 million.

        We entered into a definitive agreement in December 2009 to acquire all of the outlet shopping centers currently owned by Prime Outlets Acquisition Company and certain of its affiliated entities, or the Prime Outlets, subject to Prime Outlets' existing fixed rate indebtedness and preferred stock. The Prime Outlets consist of 22 outlet centers located primarily in major metropolitan markets. We will pay consideration (consisting of cash and units) of approximately $0.7 billion for the owners' interests in the Prime Outlets. The acquisition is subject to several closing conditions relating to certain financing arrangements of the Prime Outlets. Assuming all closing conditions are satisfied on a timely basis, we expect the transaction to close in the summer of 2010.

10.   Recently Issued Accounting Pronouncement

        On January 1, 2010, we adopted the amendment on the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The adoption of this amendment did not have a significant impact on our financial position, results of operations, or cash flows.

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

        We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2010, we owned or held an interest in 318 income-producing properties in the United States, which consisted of 161 regional malls, 41 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 14 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, we have ownership interests in 53 European shopping centers (France, Italy and Poland), eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. In the first quarter of 2010, we and our joint venture partner entered into a definitive agreement to sell all of the interests in Simon Ivanhoe S.à.r.l, or Simon Ivanhoe, which owns seven shopping centers located in France and Poland. The transaction is expected to close in the second quarter of 2010. We also have entered into a definitive agreement to acquire a portfolio of 22 outlet shopping centers which is expected to close in the summer of 2010.

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

        We seek growth in earnings and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

  •
  Focusing on leasing to increase revenues and using economies of scale to reduce operating expenses,

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

        We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance the profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in metropolitan areas that exhibit strong population and economic growth.

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

  Results Overview

        Diluted earnings per unit of limited partnership interest, or units, decreased $0.42 during the first quarter of 2010, or 93.3%, to $0.03 from $0.45 for the same period last year. The decrease in diluted earnings per unit was primarily attributable to a $165.6 million, or $0.48 per diluted unit, loss on extinguishment of debt related to our senior unsecured notes tender offer during the first quarter of 2010.

        Core business fundamentals during the first quarter of 2010 improved from the unfavorable economic environment that existed during the first quarter of 2009. Comparable sales per square foot, or psf, remained stable at $467 psf on a combined basis for our Regional Malls and Premium Outlets. Average base rents increased 3.2% to $38.72 psf as of March 31, 2010, from $37.51 psf as of March 31, 2009. Leasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates resulting in a leasing spread of $2.11 psf as of March 31, 2010, representing a 5.2% increase over expiring rents. Occupancy was 92.2% as of March 31, 2010, as compared to 92.1% as of March 31, 2009, an increase of 10 basis points.

        Our effective overall borrowing rate at March 31, 2010 increased 17 basis points to 5.67% as compared to 5.50% at March 31, 2009. This increase was primarily due to a $691.2 million increase in our portfolio of relatively higher rate fixed rate debt. Our financing activities for the three months ended March 31, 2010, included:

  •
  completing a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes which closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We reported a $165.6 million loss on extinguishment of debt in the first quarter of 2010 as a result of the tender offer.

  •
  redeeming a $300.0 million maturing unsecured note that had a fixed rate of 4.875%.

  •
  unencumbering two properties by repaying $281.6 million in mortgage loans.

  United States Portfolio Data

        The portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information below related to the Mills properties and the Mills Regional Malls, from our other U.S. operations. We also do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	March 31, 2010	March 31, 2009	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets:
Occupancy
Consolidated	92.8%	92.5%	+30 bps
Unconsolidated	90.7%	91.0%	-30 bps
Total Portfolio	92.2%	92.1%	+10 bps
Average Base Rent per Square Foot
Consolidated	$37.15	$35.59	4.4%
Unconsolidated	$43.44	$43.32	0.3%
Total Portfolio	$38.72	$37.51	3.2%
Comparable Sales Per Square Foot
Consolidated	$458	$458	No Change
Unconsolidated	$496	$495	0.2%
Total Portfolio	$467	$467	No Change
The Mills®:
Occupancy	93.3%	89.7%	+360 bps
Average Base Rent per Square Foot	$19.79	$19.78	0.0%
Comparable Sales per Square Foot	$372	$373	-0.3%
Mills Regional Malls:
Occupancy	88.6%	87.4%	+120 bps
Average Base Rent per Square Foot	$35.42	$37.14	-4.6%
Comparable Sales per Square Foot	$389	$410	-5.1%
Community/Lifestyle Centers:
Occupancy	90.3%	87.4%	+290 bps
Average Base Rent per Square Foot	$13.44	$13.37	0.5%

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.1

        Occupancy Levels and Average Base Rent Per Square Foot.    Occupancy and average base rent are based on gross leasable area, or GLA, owned by us in the regional malls, all tenants at the Premium Outlets, all tenants in the Mills portfolio, and all tenants at community/lifestyle centers. Our portfolio has maintained stable occupancy while average base rents have increased.

        Comparable Sales Per Square Foot.    Comparable sales include total reported retail tenant sales at owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the regional malls and all reporting tenants at the Premium Outlets and the Mills. Retail sales at Owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	March 31, 2010	March 31, 2009	%/basis point Change
European Shopping Centers:
Occupancy	95.4%	98.5%	-310 bps
Comparable Sales per Square Foot	€407	€409	-0.5%
Average Base Rent per Square Foot	€31.13	€30.86	0.9%
International Premium Outlets(1)
Occupancy	99.6%	99.9%	-30 bps
Comparable Sales per Square Foot	¥90,993	¥91,492	-0.5%
Average Base Rent per Square Foot	¥4,731	¥4,705	0.6%

(1)
Does not include our centers in Mexico (Premium Outlets Punta Norte) or South Korea (Yeoju Premium Outlets).

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following dispositions, property openings and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first quarter of 2010, we disposed of one regional mall, one community center, one other retail property and a non-retail building.

  •
  On March 11, 2010, we opened Phase II of The Domain, in Austin, Texas.

  •
  During 2009, we sold four consolidated properties consisting of three community centers and one other retail property.

  •
  During the fourth quarter of 2009, we recognized a $20 million loss on our joint venture interests in our shopping centers in China resulting from the sale of our interests to affiliates of our Chinese partner for approximately $29 million.

  •
  On August 6, 2009, we opened Cincinnati Premium Outlets, a 400,000 square foot outlet located in Warren County, Ohio, north of Cincinnati.

  •
  On April 23, 2009, we opened The Promenade at Camarillo Premium Outlets, a 220,000 square foot expansion located in Ventura County, north of Los Angeles.

        In addition to the activities discussed in "Results Overview," the following dispositions and property openings affected our income from unconsolidated entities in the comparative periods:

  •
  On March 25, 2010, Gallerie Commerciali Italia, or GCI, one of our European joint ventures in which we hold a 49% ownership interest, opened Catania, a 642,000 square foot shopping center in Sicily, Italy.

  •
  On March 2, 2010, GCI opened Argine, a 300,000 square foot shopping center in Naples, Italy.

  •
  On July 9, 2009, Chelsea Japan Company, Ltd., the joint venture which operates the Japanese Premium Outlets in which we have a 40% ownership interest, opened Ami Premium Outlets located in Ami, Japan.

        For the purposes of the following comparison between the three months ended March 31, 2010, and 2009, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2010 and 2009.

  Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

        Minimum rents increased $0.2 million during the period. The property transactions accounted for a $2.3 million increase which is offset by a decrease in comparable minimum rents of $2.1 million, or 0.4%. The decrease in comparable minimum rents was primarily attributable to a $1.9 million decline in the fair market value of in-place lease amortization and a $6.3 million decrease in straight-line rents, offset by a $3.9 million increase in base minimum rents and a $2.2 million increase in comparable rents from carts, kiosks, and other temporary tenants. Overage rents increased $0.7 million, or 5.7%, as a result of an increase in tenant sales for the period as compared to the prior year.

        Management fees and other revenues decreased $2.1 million principally as a result of decreased fee revenue due to the reduction in development.

        Total other income increased $10.6 million, and was principally the result of the following:

  •
  an increase in lease settlement income of $7.1 million,

  •
  an increase in land sale activity of $1.5 million, and

  •
  other net activity of $2.0 million.

        Property operating costs decreased $7.4 million, or 7.0%, primarily related to lower utility costs resulting from our cost control and reduction initiatives.

        Depreciation and amortization expense decreased $27.4 million due to the impact of the acceleration of depreciation for certain properties scheduled for redevelopment, offset by a slight increase as a result of our prior year openings and expansion activity.

        The (recovery of) provision for credit losses decreased $16.5 million due to a reduction in the number of tenants in default and a decrease in the number of tenants in bankruptcy proceedings compared to the first quarter of 2009. We also had strong collections of receivables in connection with lease settlement agreements occurring during the quarter which had been reserved due to uncertainty of payment.

        Home and regional office expense decreased $8.8 million primarily due to decreased personnel costs attributable to our cost control initiatives and a final adjustment for an incentive compensation plan in our Premium Outlet business.

        During 2010, we incurred $3.7 million in transaction expenses related to costs associated with acquisition related activities.

        Interest expense increased $37.9 million primarily related to our issuance of unsecured notes totaling $2.3 billion on January 25, 2010, and $1.8 billion during 2009, offset by the impact of the unsecured notes tendered on January 26, 2010.

        The first quarter of 2010 included a loss on extinguishment of debt of $165.6 million related to the charge for the unsecured note tender offer.

        Income from unconsolidated entities increased $12.0 million primarily due to favorable results of operations over the prior period, a property opening and expansion in Japan, a decrease in the provision for credit losses and interest savings.

        Gain on sale or disposal of assets increased $6.0 million as a result of the disposition of one regional mall, one community center, one other retail property and a non-retail building.

        Preferred unit distribution requirements decreased $3.9 million as a result of the conversion or redemption of preferred units to units or cash during 2010 and 2009.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness. Floating rate debt currently comprises approximately 9.7% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $477.1 million during the first quarter of 2010. In addition, our unsecured revolving credit facility, or Credit Facility, provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents decreased $631.1 million during the first quarter of 2010 to $3.3 billion as of March 31, 2010 primarily due to the use of cash to reduce indebtedness. Our balance of cash and cash equivalents as of March 31, 2010 and December 31, 2009, includes $39.8 million and $38.1 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

        On March 31, 2010, we had available borrowing capacity of approximately $3.2 billion under the Credit Facility, net of outstanding borrowings of $435.1 million and letters of credit of $4.2 million. For the three months ended March 31, 2010, the maximum amount outstanding under the Credit Facility was $447.9 million and the weighted average amount outstanding was $446.7 million. The weighted average interest rate was 2.27% for the three months ended March 31, 2010.

        We have historically had access to public unsecured debt markets and access to private equity from institutional investors at the property level.

        Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition and development activity, redevelopment capital, and to refinance maturing debt. We believe we have sufficient cash on hand and availability under our corporate Credit Facility to address our debt maturities and capital needs through 2011.

        As discussed further in "Financing and Debt" below, on January 12, 2010, we commenced a tender offer to purchase ten outstanding series of notes. We subsequently purchased $2.285 billion of notes on January 26, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $2.25 billion of senior unsecured notes issued on January 25, 2010.

  Loans to SPG-FCM

        As part of the Mills acquisition, we made loans to SPG-FCM and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock. As of March 31, 2010 and December 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $632.0 million. During the first three months of 2010 and 2009, we recorded approximately $3.0 million and $2.2 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan facility bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2011, with one available one-year extension.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2010, totaled $477.1 million. In addition, we had net repayments from all of our debt financing and repayment activities in this period of $654.9 million and an additional $165.6 million primarily related to premiums paid to par as a result of the note tender offer. These activities are further discussed below in "Financing and Debt." During the 2010 period, we also:

  •
  paid unitholder distributions totaling $206.1 million,

  •
  paid preferred unit distributions totaling $6.8 million,

  •
  funded consolidated capital expenditures of $62.8 million (these capital expenditures include development costs of $5.0 million, renovation and expansion costs of $28.5 million, and tenant costs and other operational capital expenditures of $29.3 million), and

  •
  funded investments in unconsolidated entities of $4.4 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions necessary to maintain Simon Property's REIT qualification for 2010. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operations and working capital reserves,

  •
  borrowings on our Credit Facility,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

        We expect to generate positive cash flow from operations in 2010, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from retail tenants, many of whom continue to experience financial distress. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our Credit Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

        Our unsecured debt currently consists of $11.2 billion of senior unsecured notes and $435.1 million outstanding under our Credit Facility. The Credit Facility has a borrowing capacity of $3.6845 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points.

        The total outstanding balance of the Credit Facility at March 31, 2010 was $435.1 million, all of which was comprised of the U.S. dollar equivalent of Euro and Yen-denominated borrowings. The maximum outstanding balance during the three months ended March 31, 2010 was approximately $447.9 million. During the three months ended March 31, 2010, the weighted average outstanding balance on the Credit Facility was approximately $446.7 million.

        On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted average coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We recorded a $165.6 million loss on extinguishment of debt in the first quarter of 2010 as a result of the tender offer.

        On March 18, 2010, we repaid a $300.0 million senior unsecured note, which had a fixed rate of 4.875%.

  Secured Debt

        Total secured indebtedness was $6.2 billion and $6.6 billion at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, we repaid $281.6 million in mortgage loans, unencumbering two properties.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2010, and December 31, 2009, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2010	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2009	Effective Weighted Average Interest Rate
Fixed Rate	$16,178,221	6.10%	$16,814,240	6.10%
Variable Rate	1,704,968	1.64%	1,816,062	1.19%

	$17,883,189	5.67%	$18,630,302	5.62%

        As of March 31, 2010, we had $693.8 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.48%. As of March 31, 2010, the net effect of these agreements effectively converted $693.8 million of variable rate debt to fixed rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure commitments previously disclosed in our 2009 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations as of March 31, 2010, for the remainder of 2010 and subsequent years thereafter (dollars in thousands):

	2010	2011-2012	2013-2015	After 2015	Total
Long-Term Debt
Consolidated(1)	$1,715,786	$2,749,703	$6,654,688	$6,768,999	$17,889,176

Pro rata share of Long-Term Debt:
Consolidated(2)	$1,697,664	$2,619,832	$6,585,764	$6,710,735	$17,613,995
Joint Ventures(2)	752,840	1,904,485	2,333,888	1,643,698	6,634,911

Total Pro Rata Share of Long-Term Debt	$2,450,504	$4,524,317	$8,919,652	$8,354,433	$24,248,906

(1)
Represents principal maturities only and therefore, excludes net discounts of $5,987 and all required interest payments. We incurred interest expense of $264.0 million, net of capitalized interest of $2.4 million, for the three months ended March 31, 2010.

(2)
Represents our pro rata share of principal maturities and excludes net premiums and discounts.

        Our off-balance sheet arrangements consist primarily of our investments in real estate joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Joint venture debt is the liability of the joint venture, is typically secured by the joint venture property, and is non-recourse to us. As of March 31, 2010, we had loan guarantee obligations of $44.3 million to support our total $6.6 billion share of joint venture mortgage and other indebtedness presented in the table above.

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

        Acquisitions.    Although the acquisition of high quality individual properties or portfolios of properties remains an integral component of our growth strategies, we did not acquire any properties during the first three months of 2010.

        We entered into a definitive agreement in December 2009 to acquire all of the outlet shopping centers currently owned by Prime Outlets Acquisition Company and certain of its affiliated entities, or the Prime Outlets, subject to Prime Outlets' existing fixed rate indebtedness and preferred stock. The Prime Outlets consist of 22 outlet centers located primarily in major metropolitan markets. We will pay consideration consisting of cash and units of approximately $0.7 billion for the owners' interests in the Prime Outlets. The acquisition is subject to several closing conditions relating to certain financing arrangements of the Prime Outlets. Assuming all closing conditions are satisfied on a timely basis, we expect the transaction to close in the summer of 2010.

        Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the three months ended

March 31, 2010, we disposed of one regional mall, one community center, one other retail property and a non-retail building for an aggregate gain of $6.0 million.

        On February 4, 2010, we and our joint venture partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, entered into a definitive agreement to sell all of the interests in Simon Ivanhoe which owns seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners will receive consideration of €715 million for their interests, subject to certain post-closing adjustments. We expect our share of the gain on sale of our interests in Simon Ivanhoe to be approximately $300 million. The transaction is scheduled to close during the second quarter of 2010, subject to customary closing conditions and regulatory approvals.

Development Activity

        New Domestic Development, Expansions and Renovations.    Given the downturn in the economy, we have substantially reduced our development spending as well as strategic expansions and renovation. Our share of new development activity is not expected to be significant. Our share of the cost of other renovation or expansion projects that we expect to initiate or complete in 2010 is approximately $70.0 million. We expect to fund these capital projects with cash flow from operations.

        International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlets in Japan, Korea, and Mexico where we use Yen, Won, and Peso denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, Peso and other foreign currencies is not material. We expect our share of international development costs for 2010 will be approximately $64.0 million.

        The carrying amount of our total combined investment in Simon Ivanhoe and GCI, as of March 31, 2010, including all related components of other comprehensive income, was $279.9 million. Our investments in Simon Ivanhoe and GCI are accounted for using the equity method of accounting. We have a 50% ownership interest in Simon Ivanhoe and a 49% ownership interest in GCI. In March 2010, two European developments opened adding approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share was approximately €53 million, or $71.4 million based on current Euro:USD exchange rates. Although we agreed to sell our joint venture interest in Simon Ivanhoe in 2010, we and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

        As of March 31, 2010, the carrying amount of our 40% joint venture investment in the eight Japanese Premium Outlets including all related components of other comprehensive income was $301.5 million. Currently, Toki Premium Outlets Phase III and Tosu Premium Outlets Phase III are under construction in Japan. Toki Premium Outlets Phase III is a 62,000 square foot expansion to the Toki Premium Outlet located in Toki, Japan. Tosu Premium Outlets Phase III is a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan. The combined projected net cost of these projects is JPY 5.3 billion, of which our share is approximately JPY 2.1 billion, or $23.0 million based on applicable Yen:USD exchange rates.

        We hold a minority interest in Liberty International PLC, or Liberty, which is a U.K. Real Estate Investment Trust that operates regional shopping centers and owns other prime retail assets throughout the U.K. Liberty is a U.K. FTSE 100 listed company, with shareholders' funds of £3.2 billion and property investments of £6.2 billion, of which its U.K. regional shopping centers comprise 74%. Assets of the group under control or joint control amount to £9.3 billion. Our interest in Liberty is less than 6% of its outstanding shares. We adjust the carrying value of this investment quarterly using quoted market prices, including a related foreign exchange component.

Distributions

        We paid a distribution of $0.60 per unit in the first quarter of 2010. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, and what may be required to maintain Simon Property's status as a REIT.

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

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

        Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2009.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

        There have been no material developments with respect to the pending litigation disclosed in our 2009 Annual Report on Form 10-K and no new material developments or litigation have arisen since those disclosures were made.

        We are involved in various legal proceedings that arise in the ordinary course of our business. We believe that such routine litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a contingent liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2009 Annual Report on Form 10-K.

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

SIMON PROPERTY GROUP, INC.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: May 14, 2010