Form 10-Q
period 2010-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2010-11-12
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2010	December 31, 2009
ASSETS:
Investment properties, at cost	$27,432,323	$25,336,189
Less — accumulated depreciation	7,468,070	7,004,534

	19,964,253	18,331,655
Cash and cash equivalents	1,011,574	3,957,718
Tenant receivables and accrued revenue, net	383,168	402,729
Investment in unconsolidated entities, at equity	1,412,207	1,468,577
Deferred costs and other assets	1,366,085	1,155,587
Note receivable from related party	651,000	632,000

Total assets	$24,788,287	$25,948,266

LIABILITIES:
Mortgages and other indebtedness	$17,485,466	$18,630,302
Accounts payable, accrued expenses, intangibles, and deferred revenue	984,240	987,530
Cash distributions and losses in partnerships and joint ventures, at equity	411,023	457,754
Other liabilities and accrued distributions	214,009	159,345

Total liabilities	19,094,738	20,234,931

Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	85,687	530,373
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	45,458	45,704
General Partner, 292,901,883 and 285,748,271 units outstanding, respectively	4,759,598	4,412,433
Limited Partners, 60,273,418 and 57,804,779 units outstanding, respectively	979,431	892,603

Total partners' equity	5,784,487	5,350,740
Nonredeemable noncontrolling deficit interests in properties, net	(176,625)	(167,778)

Total equity	5,607,862	5,182,962

Total liabilities and equity	$24,788,287	$25,948,266

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Minimum rent	$605,146	$570,100	$1,756,913	$1,709,147
Overage rent	26,265	19,806	53,953	45,799
Tenant reimbursements	274,013	268,611	785,634	784,905
Management fees and other revenues	29,980	29,988	86,897	90,694
Other income	43,871	36,427	154,515	116,491

Total revenue	979,275	924,932	2,837,912	2,747,036

EXPENSES:
Property operating	115,647	113,815	315,649	326,798
Depreciation and amortization	243,303	250,151	706,402	758,173
Real estate taxes	86,680	79,854	255,067	251,173
Repairs and maintenance	20,200	19,151	64,550	61,925
Advertising and promotion	21,435	23,226	62,553	61,555
(Recovery of) provision for credit losses	(3,096)	(745)	(2,060)	19,336
Home and regional office costs	28,640	26,899	72,699	79,732
General and administrative	5,170	4,509	15,909	13,867
Impairment charge	—	—	—	140,478
Transaction expenses	47,585	—	62,554	—
Other	15,917	15,895	44,412	52,908

Total operating expenses	581,481	532,755	1,597,735	1,765,945

OPERATING INCOME	397,794	392,177	1,240,177	981,091
Interest expense	(249,264)	(257,881)	(774,686)	(728,360)
Loss on extinguishment of debt	(185,063)	—	(350,688)	—
Income tax benefit of taxable REIT subsidiaries	249	238	557	2,904
Income from unconsolidated entities	22,533	4,655	50,729	15,694
Gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	294,283	—	320,349	—

CONSOLIDATED NET INCOME	280,532	139,189	486,438	271,329
Net income attributable to noncontrolling interests	2,119	2,700	7,342	8,064
Preferred unit requirements	1,312	8,662	7,615	30,050

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$277,101	$127,827	$471,481	$233,215

NET INCOME ATTRIBUTABLE TO UNITHOLDERS
ATTRIBUTABLE TO:
General Partner	$230,624	$105,547	$392,501	$191,555
Limited Partners	46,477	22,280	78,980	41,660

Net income attributable to unitholders	$277,101	$127,827	$471,481	$233,215

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$0.79	$0.38	$1.35	$0.73

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$0.79	$0.38	$1.35	$0.73

Consolidated net income	$280,532	$139,189	$486,438	$271,329
Unrealized gain (loss) on interest rate hedge agreements	(12,475)	4,883	7,505	(6,346)
Net loss on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	(3,937)	(3,769)	(11,722)	(10,816)
Currency translation adjustments	11,041	5,928	(12,469)	695
Changes in available-for-sale securities and other	57,216	38,362	(10,736)	204,965

Comprehensive income	332,377	184,593	459,016	459,827
Comprehensive income attributable to noncontrolling interests	2,119	2,700	7,342	8,064

Comprehensive income attributable to unitholders	$330,258	$181,893	$451,674	$451,763

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$486,438	$271,329
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	731,393	765,325
Loss on debt extinguishment	350,688	—
Impairment charge	—	140,478
Gain upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	(320,349)	—
Straight-line rent	(18,467)	(20,376)
Equity in income of unconsolidated entities	(50,729)	(15,694)
Distributions of income from unconsolidated entities	76,811	75,883
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	39,692	83,518
Deferred costs and other assets	(5,536)	(38,415)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(4,469)	79,236

Net cash provided by operating activities	1,285,472	1,341,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(976,276)	—
Funding of loans to related parties	(29,500)	(120,000)
Repayments of loans from related parties	10,500	4,700
Capital expenditures, net	(193,893)	(313,124)
Cash from acquisitions and cash impact from the consolidation of properties	27,015	—
Net proceeds from sale of assets and interest in unconsolidated entities	301,425	—
Investments in unconsolidated entities	(185,959)	(16,569)
Purchase of marketable and non-marketable securities	(14,939)	(132,984)
Sale of marketable securities	26,175	44,446
Distributions of capital from unconsolidated entities and other	165,304	162,827

Net cash used in investing activities	(870,148)	(370,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	3,443	1,639,376
Preferred unit redemptions	(10,994)	(87,689)
Distributions to noncontrolling interest holders in properties	(16,971)	(21,668)
Contributions from noncontrolling interest holders in properties	352	2,798
Partnership distributions	(635,500)	(136,880)
Loss on debt extinguishment	(350,688)	—
Mortgage and other indebtedness proceeds, net of transaction costs	3,742,137	3,121,880
Mortgage and other indebtedness principal payments	(6,093,247)	(2,516,248)

Net cash (used in) provided by financing activities	(3,361,468)	2,001,569

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,946,144)	2,972,149
CASH AND CASH EQUIVALENTS, beginning of period	3,957,718	773,544

CASH AND CASH EQUIVALENTS, end of period	$1,011,574	$3,745,693

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

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2010, we owned or held an interest in 338 income-producing properties in the United States, which consisted of 161 regional malls, 42 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, 21 properties acquired in the 2010 acquisition of Prime Outlets Acquisition Company, or Prime, and 12 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of September 30, 2010, we had ownership interests in 45 European shopping centers in Italy, eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, as discussed in Note 9, we and our joint venture partner, Ivanhoe Cambridge, Inc., or Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

        As of September 30, 2010, we consolidated 218 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 156 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 92 of the 156 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Europe, Japan, Mexico, and Korea comprise 55 of the remaining 64 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its wholly-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity (VIE) and that Farallon Capital Management, L.L.C., or Farallon, our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate net operating results after preferred distributions based on partners' respective weighted average ownership. Simon Property owns a majority of our units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units. Simon Property's weighted average ownership interest in us was 83.3% and 82.1% for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, Simon Property's ownership interest in us was 82.9% and 83.2%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

        Preferred unit requirements in the accompanying consolidated statements of operations and cash flows represent distributions on outstanding preferred units of partnership interests held by limited partners and are recorded when declared.

  Reclassifications

        We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2010 presentation. These reclassifications had no impact on previously reported net income available to unitholders or earnings per unit.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of September 30, 2010, include a balance of $39.3 million related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits.

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

        Our investment in shares of Liberty International PLC, or Liberty, was also accounted for as an available-for-sale security. Effective at the close of business May 7, 2010, Liberty completed a demerger in which it was separated into two companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. Liberty shareholders acquired the same number of shares of CSCG and CAPC as they owned in Liberty. Our interests in CSCG and CAPC are adjusted to their quoted market price, including a related foreign exchange component. At September 30, 2010, we owned 35.4 million shares of CSCG at a carrying cost of £3.03 per share, and 35.4 million shares of CAPC at a carrying cost of £0.94 per share. The mark-to-market adjustment from June 30, 2010 through September 30, 2010 was a $55.0 million increase in the value of our investments with a corresponding adjustment in other comprehensive income (loss). The market value of our investments in CSCG and CAPC was $205.5 million and $73.3 million, respectively, at September 30, 2010. Our aggregate net unrealized gain on these investments was approximately $47.0 million at September 30, 2010. The carrying value of our investment in Liberty at December 31, 2009 was $290.0 million with an unrealized gain of $58.2 million.

        Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of September 30, 2010 and December 31, 2009, we also had investments of $25.1 million and $51.7 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

        At September 30, 2010 we had an investment of $72.4 million in a non-marketable security that we account for under the cost method. We regularly evaluate this investment for any other-than-temporary decline in its estimated fair value.

        Net unrealized gains as of September 30, 2010 and December 31, 2009 were approximately $48.6 million and $59.4 million, respectively, and represented the valuation and related currency adjustments for our marketable securities. As of September 30, 2010, we do not consider declines in value of any of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Loans Held for Investment

        From time to time, we may make investments in mortgage loans or mezzanine loans of entities that own and operate commercial real estate assets located in the United States. Mortgage loans are secured, in part, by mortgages recorded against the underlying properties. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. Loans held for investment are carried at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method. We evaluate the collectability of both interest and principal of each of our loans quarterly to determine whether the value has been impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the loan held for investment to its estimated fair value.

        Subsequent to the period ended September 30, 2010, we made investments in six mortgage and mezzanine loans with an aggregate carrying value of $356.1 million. These loans mature at various dates through October 2012 with a weighted average maturity of approximately 13 months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. The weighted average interest rate on these loans is approximately 5.9% which approximates market rates for instruments of similar quality and duration. Payments on each of these loans were current as of the date of our investment.

  Fair Value Measurements

        We hold marketable securities that totaled $474.3 million and $464.1 million at September 30, 2010 and December 31, 2009, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $37.4 million and $13.0 million at September 30, 2010 and December 31, 2009, respectively, and minimal asset value at September 30, 2010 and $0.3 million at December 31, 2009. We also have interest rate cap agreements with a minimal asset value. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Note 6 includes a discussion of the fair value of debt.

  Noncontrolling Interests and Temporary Equity

        In addition to noncontrolling redeemable interests in properties, we classify our 6% Series I Convertible Perpetual Preferred Units, or Series I preferred units, and our 7.5% Cumulative Redeemable Preferred Units, or 7.5% preferred units, in temporary equity due to the possibility that we could be required to redeem the securities for cash. Prior to their redemption, as further discussed in Note 7, the holders of the Series I preferred units had the ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which included a change in the majority of the directors on Simon Property's Board of Directors, or the Board, that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the 7.5% preferred units, the redemption of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amounts of both of these series of preferred units are equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

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

        A rollforward of noncontrolling nonredeemable interests is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	$(172,913)	$(153,801)	$(167,778)	$(150,810)
Net income attributable to noncontrolling nonredeemable interests	2,119	2,700	7,342	8,064
Distributions to noncontrolling nonredeemable interestholders	(5,832)	(5,592)	(16,542)	(16,569)
Other	1	92	353	2,714

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(176,625)	$(156,601)	$(176,625)	$(156,601)

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

        As of September 30, 2010, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$692.9 million
Interest Rate Caps	3	$385.8 million

        The carrying value of our interest rate swap agreements, at fair value, is included within other liabilities and was $24.8 million and $13.0 million at September 30, 2010 and December 31, 2009, respectively. At December 31, 2009, we also had interest rate swaps with a carrying value of $0.3 million within deferred costs and other assets. The interest rate cap agreements were of no net value at September 30, 2010 and December 31, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $56.6 million and $52.3 million as of September 30, 2010 and December 31, 2009, respectively.

        We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen-USD or Euro-USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. We entered into Yen-USD forward contracts during 2009 for approximately ¥3 billion that we expect to receive through April 2011 at an average exchange rate of 97.1 JPY:USD. We entered into Yen-USD forward contracts during 2010 for an additional ¥1.7 billion that we expect to receive through October 2012 at an average exchange rate of 89.0 JPY:USD. Approximately ¥1.9 billion remains as of September 30, 2010 for both the 2009 and 2010 contracts. The September 30, 2010 liability balance related to these forwards was $1.6 million and is included in other liabilities and accrued distributions. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts. During the third quarter of 2010, we entered into two Euro-USD forward contracts with an aggregate €200.0 million notional value maturing on June 30, 2011 which were designated as net investment hedges. The September 30, 2010 liability balance related to these forwards was $11.0 million and is included in other liabilities and accrued distributions. We apply hedge accounting and the changes in fair value for these forward contracts are reflected in other comprehensive income (loss). Changes in the value of these hedges are offset by changes in the underlying hedged Euro-denominated joint venture investment.

  Transaction Expenses

        We expense acquisition, potential acquisition and disposition related costs as they are incurred. During the three and nine months ended September 30, 2010, we incurred costs for the acquisition of Prime as further discussed in Note 9. Additionally, during the three months ended September 30, 2010, we settled, in cash, a transaction-related dispute and recorded a charge to earnings. These expenses are included within transaction expenses in the accompanying statements of operations and comprehensive income and totaled $47.6 million and $62.6 million during the three and nine months ended September 30, 2010, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income Attributable to Unitholders — Basic & Dilutive	$277,101	$127,827	$471,481	$233,215

Weighted Average Units Outstanding — Basic	352,003,179	338,766,765	348,896,394	318,198,075
Effect of stock options of Simon Property	258,710	336,896	287,505	291,433
Effect of contingently issuable units from unit distributions	—	850,185	—	1,544,458

Weighted Average Units Outstanding — Diluted	352,261,889	339,953,846	349,183,899	320,033,966

        For the nine months ended September 30, 2010, potentially dilutive securities include options to purchase shares of Simon Property common stock, units granted under our long-term incentive performance programs and preferred units that are convertible into units. The only securities that had a dilutive effect for the three and nine months ended September 30, 2010 were stock options of Simon Property. For the three and nine months ended September 30, 2009, the only securities that had a dilutive effect were stock options of Simon Property and contingently issuable units from unit distributions. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 101 properties in the United States as of September 30, 2010 and 103 properties as of December 31, 2009. We also held an interest in a joint venture which owned 45 European shopping centers as of September 30, 2010 and held an interest in two joint ventures which owned 51 European shopping centers as of December 31, 2009. At September 30, 2010, we also held interests in eight joint venture properties in Japan, one joint venture property in Mexico, and one joint venture property in South Korea. We account for these joint venture properties using the equity method of accounting.

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

        In May 2010, Opry Mills Mall, a property in which we have a 50% interest through our SPG-FCM joint venture, sustained significant flood damage and remains closed. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The excess insurance carriers (those providing coverage above $50 million) have denied the joint venture's claim for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We believe recovery under the insurance coverage is probable, but no assurances can be made in that regard.

  Loans to SPG-FCM

        As part of the Mills acquisition, we made loans to SPG-FCM and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock. As of September 30, 2010 and December 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million and $632.0 million, respectively. During the nine months ended September 30, 2010 and 2009, we recorded approximately $7.4 million and $6.9 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2011, and can be extended for one year.

  International Joint Venture Investments

        We account for all of our international joint venture investments using the equity method of accounting and we conduct our international operations through joint venture arrangements.

        European Joint Ventures.    We have a 49% ownership interest in Gallerie Commerciali Italia, or GCI. The carrying amount of our investment in GCI was $314.5 million and $302.2 million as of September 30, 2010 and December 31, 2009, respectively, including all related components of accumulated other comprehensive income (loss). As further discussed in Note 9, we sold our interest in Simon Ivanhoe on July 15, 2010.

        Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through our 40% participation in a joint venture with Mitsubishi Estate Co., Ltd. The carrying amount of our investment in this joint venture was $324.7 million and $302.2 million as of September 30, 2010 and December 31, 2009, respectively, including all related components of accumulated other comprehensive income (loss). As of September 30, 2010 and December 31, 2009, respectively, our investment in our Premium Outlet in Korea, for which we hold a 50% ownership interest, approximated $30.3 million and $26.1 million including all related components of accumulated other comprehensive income (loss).

  Summary Financial Information

        A summary of our investments in joint ventures and share of income from such joint ventures follows. Consolidation occurs when we acquire an additional interest in the joint venture and as a result, gain control of the property or become the primary beneficiary of a VIE. Balance sheet information for the joint ventures is as follows:

	September 30, 2010	December 31, 2009
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,120,220	$21,555,729
Less — accumulated depreciation	4,941,621	4,580,679

	16,178,599	16,975,050
Cash and cash equivalents	795,166	771,045
Tenant receivables and accrued revenue, net	339,448	364,968
Investment in unconsolidated entities, at equity	177,136	235,173
Deferred costs and other assets	535,925	477,223

Total assets	$18,026,274	$18,823,459

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$15,862,783	$16,549,276
Accounts payable, accrued expenses, intangibles, and deferred revenue	778,213	834,668
Other liabilities	921,254	920,596

Total liabilities	17,562,250	18,304,540
Preferred units	67,450	67,450
Partners' equity	396,574	451,469

Total liabilities and partners' equity	$18,026,274	$18,823,459

Our Share of:
Partners' equity	$235,502	$316,800
Add: Excess Investment	765,682	694,023

Our net Investment in Joint Ventures	$1,001,184	$1,010,823

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$478,869	$488,052	$1,457,987	$1,445,618
Overage rent	38,283	34,204	94,620	85,141
Tenant reimbursements	234,769	243,201	699,384	719,845
Other income	77,518	37,039	176,245	115,946

Total revenue	829,439	802,496	2,428,236	2,366,550
Operating Expenses:
Property operating	167,653	178,291	477,386	489,616
Depreciation and amortization	195,679	194,727	591,763	580,215
Real estate taxes	61,080	57,262	191,779	190,036
Repairs and maintenance	21,869	26,413	75,643	77,048
Advertising and promotion	13,027	16,005	43,250	44,936
(Recovery of) provision for credit losses	(721)	3,523	718	18,910
Other	50,507	43,487	155,688	131,680

Total operating expenses	509,094	519,708	1,536,227	1,532,441

Operating Income	320,345	282,788	892,009	834,109
Interest expense	(218,238)	(221,166)	(653,419)	(661,586)
(Loss) income from unconsolidated entities	(327)	(3,170)	(1,368)	(2,383)
Gain on sale or disposal of assets (net) and interests in unconsolidated entities	—	—	39,761	—

Net Income	$101,780	$58,452	$276,983	$170,140

Third-Party Investors' Share of Net Income	$66,542	$39,710	$170,231	$112,600

Our Share of Net Income	35,238	18,742	106,752	57,540
Amortization of Excess Investment	(12,695)	(14,087)	(35,676)	(41,846)
Our Share of Gain on Sale or Disposal of Assets (net)	(10)	—	(20,347)	—

Income from Unconsolidated Entities	$22,533	$4,655	$50,729	$15,694

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $10.0 billion of senior unsecured notes and $852.0 million outstanding under our unsecured revolving credit facility, or the Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points.

        The total outstanding balance of the Credit Facility as of September 30, 2010 was $852.0 million, and the maximum outstanding balance during the nine months ended September 30, 2010 was $859.5 million.

The September 30, 2010 balance included $267.0 million (U.S. dollar equivalent) of Yen-denominated borrowings. Borrowings under the Credit Facility increased by $352.0 million during the third quarter of 2010 primarily as a result of the acquisition of Prime partially offset by the repayment of €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of the Credit Facility as further discussed in Note 9. During the nine months ended September 30, 2010, the weighted average outstanding balance on the Credit Facility was approximately $487.9 million.

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

        On August 16, 2010, we repaid a $400.0 million senior unsecured note, which had a fixed rate of 4.875%.

        On August 9, 2010, we commenced a cash tender offer for any and all senior unsecured notes of three outstanding series with maturity dates ranging from May 2013 to August 2014. The total principal amount of the notes accepted for purchase on August 17, 2010 was approximately $1.33 billion, with a weighted average duration of 3.5 years and a weighted average coupon of 6.06%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $900.0 million of 4.375% senior unsecured notes that closed on August 16, 2010. The senior notes are due on March 1, 2021. We recorded a $185.1 million charge to earnings in the third quarter of 2010 as a result of the tender offer.

  Secured Debt

        Total secured indebtedness was $6.6 billion at September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010, we unencumbered five properties by repaying $1.1 billion in mortgage loans with a weighted average interest rate of 4.35%.

        On May 13, 2010, we acquired a property located in Barceloneta, Puerto Rico subject to an existing $75.2 million mortgage loan. The loan matures on May 1, 2014 and bears interest at LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

        In connection with our acquisition of Prime, we assumed existing mortgage loans of approximately $1.2 billion which bear interest at fixed rates ranging from 5.51% and 6.01% and mature at various dates throughout 2016.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness, excluding those with an associated fixed to floating swap, was $14.8 billion and $16.1 billion as of September 30, 2010 and December 31, 2009, respectively. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009
Fair value of fixed-rate mortgages and other indebtedness	$16,361	$16,580
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	5.03%	6.11%

7.     Equity

        During the first nine months of 2010, thirty-seven limited partners exchanged 192,122 of our units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        Holders of the Series I preferred units had the right to convert their Series I preferred units into units or exchange the preferred units for shares of Simon Property's Series I 6% Convertible Perpetual Preferred Stock from March 31, 2010 until the date the Series I preferred units were redeemed. The conversion right resulted from the closing sale price of Simon Property's common stock exceeding the applicable trigger price per share for a period of 20 trading days in the last 30 trading days of the prior quarter. Each Series I preferred unit was convertible into units at a conversion ratio of ..847495.

        On March 17, 2010, we announced that we would redeem all of the outstanding Series I preferred units on April 16, 2010. The redemption price was equal to the liquidation value per unit plus accumulated and unpaid distributions through the redemption date or $50.4917 per unit.

        Through the redemption date of April 16, 2010, we issued 6,670,589 units as a result of the conversion of 7,871,276 Series I preferred units. In addition, we issued 862,292 units as a result of the conversion of 1,017,480 Series I preferred units into units at a conversion ratio of .847495.

        On May 13, 2010, we issued 77,798 units to the owners of Prime in connection with the acquisition of an outlet center located in Barceloneta, Puerto Rico.

        On August 30, 2010, we issued 1,720,671 units to the owners of Prime in connection with the acquisition of 20 outlet centers as discussed in Note 9.

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

        The awards made pursuant to the 2010 LTIP Programs have an aggregate grant date fair value, adjusted for estimated forfeitures and as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Grant date fair value was estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair value is being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. During the three months and nine months ended September 30, 2010, we recognized $3.1 million and $9.4 million, respectively, of compensation expense under the LTIP Programs.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
Balance at January 1, 2010	$45,704	$4,412,433	$892,603	$(167,778)	$5,182,962
Series I preferred units converted to units		393,564			393,564
Series I preferred units converted to limited partner units			50,874		50,874
Limited partner units converted to units		2,964	(2,964)		—
Issuance of limited partner units			161,443		161,443
Other	(246)	4,759	7,179	353	12,045
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		99,097	(99,097)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(2,503)	(522,957)	(104,928)	(16,542)	(646,930)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $5,112	2,503	369,738	74,321	7,342	453,904

Balance at September 30, 2010	$45,458	$4,759,598	$979,431	$(176,625)	$5,607,862

8.     Commitments and Contingencies

  Litigation

        We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

  Guarantees of Indebtedness

        Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2010, we guaranteed $61.3 million of the total joint venture related mortgage or other indebtedness of $6.5 billion then outstanding.

9.     Real Estate Acquisitions and Dispositions

        During the nine months ended September 30, 2010, we disposed of one regional mall, one community center, two other retail properties, and our interest in eight international joint venture properties for an aggregate net gain of $307.4 million. During the three months ended September 30, 2010, we also acquired a controlling interest in a previously unconsolidated regional mall which resulted in a remeasurement of our previously held equity interest to fair value and corresponding gain of approximately $13.0 million. These gains are included in gain upon acquisition of controlling interest and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying statements of operations and comprehensive income.

        On May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our noncontrolling interest from 31.5% to 50.4%.

        On August 30, 2010, we completed our previously announced transaction to acquire 21 outlet centers from Prime, including a center located in Puerto Rico, which was acquired on May 13, 2010. The transaction was valued at approximately $2.3 billion, including the assumption of existing mortgage indebtedness of $1.2 billion and the repayment of $310.7 million of mortgage loans at closing.

        We paid aggregate consideration to Prime's owners of approximately $0.7 billion, comprised of 80% cash and 20% in units. We issued approximately 1.7 million units with an issuance date fair value of approximately $154.5 million. We funded the cash portion of this acquisition through draws on our Credit Facility.

        The following table summarizes the amounts of assets acquired and liabilities assumed at the acquisition date:

Total
(in millions)
Investment properties	$2,167
Cash and cash equivalents	26
Tenant receivables and accrued revenue, net	4
Deferred costs and other assets (including intangibles)	234

Total assets	$2,431

Mortgages and other indebtedness (including premium of $28)	$1,270
Accounts payable, accrued expenses, intangibles and other	29
Other liabilities	18

Total liabilities	$1,317

        Acquisition related intangibles relate to in-place leases of $193.6 million and were recorded based on their estimated fair values and are reflected within deferred costs and other assets in the accompanying financial statements. The weighted average useful life of these intangibles is approximately 6 years and is amortized over the remaining life of the related leases on a straight-line basis and is included within depreciation and amortization in the consolidated statements of operations and comprehensive income.

        We recorded our acquisition of these 21 outlet centers using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their estimated fair values at the date of acquisition. The results of operations of the acquired properties have been included in our consolidated results from the date of acquisition. The purchase price allocations are not finalized and are subject to change within the measurement period, not to exceed one year from the date of acquisition.

        On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million. A portion of the proceeds was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility.

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

        We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of September 30, 2010, we owned or held an interest in 338 income-producing properties in the United States, which consisted of 161 regional malls, 42 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, 21 properties acquired in the 2010 acquisition of Prime Outlets Acquisition Company, or Prime, and 12 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of September 30, 2010, we had ownership interests in 45 European shopping centers in Italy, eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland.

        We generate the majority of our revenues from leases with retail tenants including:

  •
  Base minimum rents,

  •
  Overage and percentage rents based on tenants' sales volume, and

  •
  Recoveries of substantially all of our recoverable expenditures, which consist of property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

        Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon a percentage of the revenues of the property being managed.

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

        We focus on high quality real estate across the retail real estate spectrum. We expand or renovate to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in metropolitan areas that exhibit strong population and economic growth.

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

  Results Overview

        Diluted earnings per unit of limited partnership interest, or units, increased $0.62 during the first nine months of 2010, or 84.9%, to $1.35 from $0.73 for the same period last year. Significant factors contributing to the year-over-year change included:

  •
  improved operating performance and core business fundamentals in 2010,

  •
  a gain due to acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, net of $320.3 million, or $0.92 per diluted unit, primarily driven by the sale of our interest in Simon Ivanhoe in the third quarter of 2010,

  •
  a $350.7 million, or $1.00 per diluted unit, debt extinguishment charge recorded during the first nine months of 2010 related to our two senior unsecured notes tender offers, and

  •
  in 2009, a $140.5 million, or $0.45 per diluted unit, other-than-temporary impairment charge related to our investment in Liberty International PLC, or Liberty, recorded in 2009 due to the significance and duration of the decline in quoted fair value, including related currency exchange component, below the carrying value of the securities.

        Core business fundamentals during the first nine months of 2010 improved from the difficult economic environment that existed during the first nine months of 2009. Comparable sales per square foot, or psf, increased to $483 psf, or 7.6%, for our Regional Malls and Premium Outlets. Average base rents increased 0.9% to $38.69 psf as of September 30, 2010, from $38.35 psf as of September 30, 2009. Leasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates resulting in a leasing spread of $1.13 psf as of September 30, 2010, representing a 2.8% increase over expiring rents. Occupancy was 93.6% as of September 30, 2010, as compared to 92.8% as of September 30, 2009, an increase of 80 basis points.

        Our effective overall borrowing rate at September 30, 2010 decreased two basis points to 5.60% as compared to 5.62% at September 30, 2009. This decrease was primarily due to a $1.4 billion decrease in our portfolio of fixed rate debt ($15.5 billion at September 30, 2010 as compared to $16.9 billion at September 30, 2009) that was offset in part by an increase in effective overall borrowing rate on variable rate debt of 82 basis points (1.93% at September 30, 2010 as compared to 1.11% at September 30, 2009) as a result of increased borrowing spreads and LIBOR floors. At September 30, 2010, the weighted average years to maturity of our consolidated indebtedness was approximately 5.9 years as compared to December 31, 2009 of approximately 4.1 years. Our financing activities for the nine months ended September 30, 2010, included:

  •
  completing two separate cash tender offers for several outstanding series of senior unsecured notes. The first tender offer was for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes which closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We reported a $165.6 million loss on extinguishment of debt in the first quarter of 2010 as a result of the tender offer.

  •
  the second cash tender offer was for any and all unsecured notes of three outstanding series with maturity dates ranging from May 2013 to August 2014. The total principal amount of the notes accepted for purchase on August 17, 2010 was approximately $1.33 billion, with a weighted average duration of 3.5 years and a weighted average coupon of 6.06%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $900.0 million of 4.375% senior unsecured notes which closed on August 16, 2010. The senior notes are due on March 1, 2021. We reported a $185.1 million loss on extinguishment of debt in the third quarter of 2010 as a result of the tender offer.

  •
  acquiring an outlet center located in Barceloneta, Puerto Rico from Prime on May 13, 2010 subject to an existing $75.2 million variable-rate mortgage, which matures on May 1, 2014 and bears interest at a rate of LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

  •
  completing our acquisition of an additional 20 outlet centers from Prime on August 30, 2010 subject to existing mortgage loans of approximately $1.2 billion which bear interest at fixed rates ranging from 5.51% to 6.01% and mature at various dates throughout 2016.

  •
  increasing our borrowings on our unsecured revolving credit facility, or Credit Facility, to $852.0 million during the nine months ended September 30, 2010.

  •
  redeeming a $300.0 million maturing unsecured note which had a fixed rate of 4.875%.

  •
  redeeming a $400.0 million maturing unsecured note which had a fixed rate of 4.60%.

  •
  redeeming a $400.0 million maturing unsecured note which had a fixed rate of 4.875%.

  •
  unencumbering five properties by repaying $1.1 billion in mortgage loans with a weighted average interest rate of 4.35%.

  United States Portfolio Data

        The portfolio data discussed in this overview includes the following key operating statistics: occupancy, average base rent per square foot, and comparable sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information below related to community/lifestyle centers, the Mills properties and Mills Regional Malls, from our other U.S. operations. We also do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	September 30, 2010	September 30, 2009	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets(2):
Occupancy
Consolidated	94.2%	93.4%	+80 bps
Unconsolidated	91.6%	90.9%	+70 bps
Total Portfolio	93.6%	92.8%	+80 bps
Average Base Rent per Square Foot
Consolidated	$37.11	$36.73	1.0%
Unconsolidated	$43.50	$43.18	0.7%
Total Portfolio	$38.69	$38.35	0.9%
Comparable Sales per Square Foot
Consolidated	$474	$443	7.0%
Unconsolidated	$516	$470	9.8%
Total Portfolio	$483	$449	7.6%
The Mills:
Occupancy	92.9%	92.4%	+50 bps
Average Base Rent per Square Foot	$19.82	$19.66	0.8%
Comparable Sales per Square Foot	$382	$369	3.5%
Mills Regional Malls:
Occupancy	90.1%	88.9%	+120 bps
Average Base Rent per Square Foot	$35.03	$35.64	-1.7%
Comparable Sales per Square Foot	$400	$388	3.1%
Community/Lifestyle Centers:
Occupancy	91.7%	88.9%	+280 bps
Average Base Rent per Square Foot	$13.39	$13.34	0.4%

(1)
Percentages may not recalculate due to rounding. Percentages and basis point changes are representative of the change from the comparable prior period.

(2)
For comparative purposes, U.S. Regional Malls and Premium Outlets statistical data do not include the 21 properties acquired from Prime. As of September 30, 2010, the Occupancy rate of these properties was 94.7%, Average Base Rent per Square Foot was $24.52, and Sales per Square Foot were $406.

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

  International Property Data

        The following key operating statistics are provided for our international properties, which we account for using the equity method of accounting.

	September 30, 2010	September 30, 2009	%/basis point Change
European Shopping Centers:(1)
Occupancy	97.3%	95.8%	+150 bps
Comparable Sales per Square Foot	€386	€406	-4.9%
Average Base Rent per Square Foot	€26.60	€31.66	-16.0%
International Premium Outlets:(2)
Occupancy	99.2%	99.7%	-50 bps
Comparable Sales per Square Foot	¥89,351	¥93,930	-4.9%
Average Base Rent per Square Foot	¥4,792	¥4,711	1.7%

(1)
The September 30, 2010 statistics exclude the seven shopping centers located in France and Poland as a result of our July 15, 2010 sale of our interest in Simon Ivanhoe.

(2)
Does not include our centers in Mexico (Premium Outlets Punta Norte) or South Korea (Yeoju Premium Outlets).

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, dispositions, property openings and other activity affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first nine months of 2010, we disposed of one regional mall, one community center, and an other retail property.

  •
  On August 30, 2010 we completed our previously announced transaction to acquire 20 outlet centers from Prime.

  •
  On August 1, 2010, we acquired a controlling interest in a previously unconsolidated regional mall.

  •
  On May 13, 2010 we acquired an outlet center located in Barceloneta, Puerto Rico from Prime.

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

  •
  During the first nine months of 2010, we disposed of an other retail property.

  •
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

        For the purposes of the following comparison between the three and nine months ended September 30, 2010 and 2009, the above transactions are referred to as the "property transactions." In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2010 and 2009.

  Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

        Minimum rents increased $35.0 million during the 2010 period, of which the property transactions accounted for $21.2 million of the increase. Comparable rents increased $13.8 million, or 2.4%. This was primarily due to an increase in minimum rents of $11.5 million due to occupancy gains, an increase in rents from carts, kiosks, and other temporary tenants of $1.7 million and a $1.4 million increase in straight-line rents, partially offset by a $0.8 million decrease attributable to a decline in the fair market value of in-place lease amortization. Overage rent increased $6.5 million, or 32.8%, as a result of an increase in tenant sales for the period as compared to the prior period.

        Total other income increased $7.4 million, and was principally the result of the following:

  •
  an increase in lease settlement income of $9.1 million and

  •
  an increase in other net activity of $1.4 million,

  •
  offset by a decrease in interest income of $3.1 million.

        The (recovery of) provision for credit losses decreased $2.4 million due to a reduction in the number of tenants in default and a decrease in the number of tenants in bankruptcy proceedings compared to the third quarter of 2009. We also had strong collections of receivables which we had previously established reserves for due to uncertainty of payment.

        During the quarter ended September 30, 2010, we incurred $47.6 million in transaction expenses related to acquisitions, potential acquisitions, and the settlement of a transaction related dispute.

        The third quarter of 2010 included a loss on extinguishment of debt of $185.1 million related to the August 2010 unsecured note tender offer.

        Income from unconsolidated entities increased $17.9 million primarily due to the sale of a non-retail building and favorable results of operations over the prior period, acquisition of additional interests in joint venture properties and opening and expansion activity.

        We recorded a gain upon acquisition of a controlling interest, and on the sale of interests in unconsolidated entities of $294.3 million primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe and the gain on the acquisition of a controlling interest in a regional mall previously accounted for under the equity method.

        Preferred unit distribution requirements decreased $7.4 million as a result of the redemption or conversion of the 6% Series I Convertible Perpetual Preferred Units, or Series I preferred units, to units or cash during 2010 and 2009.

  Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

        Minimum rents increased $47.8 million during the 2010 period of which the property transactions accounted for $27.3 million of the increase. Comparable rents increased $20.5 million, or 1.2%. The increase in comparable minimum rents was primarily attributable to a $23.4 million increase in base minimum rents and a $4.3 million increase in comparable rents from carts, kiosks, and other temporary tenants, partially offset by a $4.0 million decline in the fair market value of in-place lease amortization and a $3.2 million decrease in straight-line rents. Overage rents increased $8.2 million, or 17.9%, as a result of an increase in tenant sales for the period as compared to the prior year.

        Management fees and other revenues decreased $3.8 million principally as a result of decreased fee revenue due to the reduced level of development activity in 2010.

        Total other income increased $38.0 million, and was principally the result of the following:

  •
  an increase in lease settlement income of $29.0 million,

  •
  an increase in interest income of $7.8 million and

  •
  an increase in other net activity of $1.2 million.

        Property operating costs decreased $11.1 million, or 3.4%, primarily related to lower utility costs resulting from our cost control and reduction initiatives.

        Depreciation and amortization expense decreased $51.8 million due to the impact of the acceleration of depreciation in 2009 for certain properties scheduled for redevelopment, offset by a slight increase as a result of openings and expansion activity and the acquisition of the Prime properties.

        The (recovery of) provision for credit losses decreased $21.4 million due to a reduction in the number of tenants in default and a decrease in the number of tenants in bankruptcy proceedings compared to the same period in 2009. We also had strong collections of receivables which we had previously established reserves for due to uncertainty of payment.

        Home and regional office expense decreased $7.0 million primarily due to decreased personnel costs attributable to our cost control initiatives and a final payment for a long-term incentive compensation plan.

        During 2009, we recognized a non-cash charge of $140.5 million representing the other-than-temporary impairment in the fair value of our investment in Liberty.

        During the nine months ended September 30, 2010, we incurred $62.6 million in transaction expenses related to acquisitions, potential acquisitions, and the settlement of a transaction related dispute.

        Other expenses decreased $8.5 million due to decreased professional fees, including legal fees and related costs, and a decrease in foreign currency losses related to receivable revaluations due to fluctuations in exchange rates.

        Interest expense increased $46.3 million primarily related to our offerings of new series of unsecured notes totaling $3.2 billion in 2010 and $1.8 billion during 2009 and the result of new or refinanced debt at several properties including debt associated with the Prime acquisition, offset by the acquisition of unsecured notes tendered in the January and August 2010 tender offers and mortgage loans which we repaid during the 2010 period.

        During 2010, we incurred a loss on extinguishment of debt of $350.7 million related to the two unsecured note tender offers.

        Income from unconsolidated entities increased $35.0 million primarily due to favorable results of operations over the prior period, the sale of a non-retail building in 2010, a property opening and expansion in Japan, a decrease in the provision for credit losses and interest savings.

        We recorded a gain upon acquisition of a controlling interest, and on the sale of interests in unconsolidated entities of $320.3 million primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe, the gain on the acquisition of a controlling interest in a regional mall previously accounted for under the equity method and the gain on sale of Porta di Roma by GCI.

        Preferred unit distribution requirements decreased $22.4 million as a result of the redemption or conversion of the Series I preferred units to units or cash during 2010 and 2009.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness. Floating rate debt currently comprises approximately 11.6% of our total consolidated debt. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.5 billion during the nine months ended September 30, 2010. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents decreased $2.9 billion during the first nine months of 2010 to $1.0 billion as of September 30, 2010 primarily due to the use of cash to reduce indebtedness. Our balance of cash and cash equivalents as of September 30, 2010 and December 31, 2009, includes $39.3 million and $38.1 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

        On September 30, 2010, we had available borrowing capacity of approximately $3.0 billion under the Credit Facility, net of outstanding borrowings of $852.0 million and letters of credit of $33.3 million. For the nine months ended September 30, 2010, the maximum amount outstanding under the Credit Facility was $859.5 million and the weighted average amount outstanding was approximately $487.9 million. The weighted average interest rate was 2.30% for the nine months ended September 30, 2010.

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

        As discussed further in "Financing and Debt" below, we conducted two cash tender offers for several outstanding series of unsecured notes during 2010. On January 12, 2010, we commenced a tender offer to purchase ten outstanding series of notes. We subsequently purchased $2.285 billion of notes on January 26, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $2.25 billion of senior unsecured notes issued on January 25, 2010. Additionally, on August 9, 2010, we commenced a tender offer to purchase three outstanding series of notes. We subsequently purchased $1.328 billion of tendered notes on August 17, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $900.0 million of senior unsecured notes issued on August 16, 2010. As a result of the tenders, we extended the weighted average duration of our senior unsecured notes portfolio from 6.8 years to 7.5 years and slightly decreased the weighted average interest rate.

  Loans to SPG-FCM

        As part of the Mills acquisition, we made loans to SPG-FCM Ventures, LLC, or SPG-FCM, and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills, including the redemption of preferred stock. As of September 30, 2010 and December 31, 2009, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million and $632.0 million, respectively. During the first nine months of 2010 and 2009, we recorded approximately $7.4 million and $6.9 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2011, and can be extended for one year.

  Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2010, totaled $1.5 billion. In addition, we had net repayments from all of our debt financing and repayment activities in this period of $2.4 billion and an additional $350.7 million primarily related to premiums paid to par as a result of the note tender offers. These activities are further discussed below in "Financing and Debt." During the 2010 period, we also:

  •
  paid unitholder distributions totaling $627.9 million,

  •
  paid preferred unit distributions totaling $7.6 million,

  •
  funded consolidated capital expenditures of $193.9 million (these capital expenditures include development costs of $29.5 million, renovation and expansion costs of $77.3 million, and tenant costs and other operational capital expenditures of $87.1 million),

  •
  funded investments in unconsolidated entities of $186.0 million, and

  •
  redeemed the remaining outstanding shares of Series I preferred units for $11.0 million.

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

Financing and Debt

  Unsecured Debt

        At September 30, 2010 our unsecured debt consisted of $10.0 billion of senior unsecured notes and $852.0 million outstanding under our Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points.

        During the nine months ended September 30, 2010, our borrowings under the Credit Facility increased primarily as a result of the acquisition of Prime partially offset by the repayment of €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility on July 23, 2010. The total outstanding balance of the Credit Facility as of September 30, 2010 was $852.0 million, and the maximum outstanding balance during the nine months ended September 30, 2010 was $859.5 million. During the nine months ended September 30, 2010, the weighted average outstanding balance on the Credit Facility was approximately $487.9 million. The outstanding balance as of September 30, 2010 includes $267.0 million (U.S. dollar equivalent) of Yen-denominated borrowings.

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

        On August 9, 2010, we commenced a cash tender offer for any and all senior unsecured notes of three outstanding series with maturity dates ranging from May 2013 to August 2014. The total principal amount of the notes accepted for purchase on August 17, 2010 was approximately $1.33 billion, with a weighted average duration of 3.5 years and a weighted average coupon of 6.06%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $900.0 million of 4.375% senior unsecured notes that closed on August 16, 2010. The senior notes are due on March 1, 2021. We recorded a $185.1 million charge to earnings in the third quarter of 2010 as a result of the tender offer.

        On August 16, 2010, we repaid a $400.0 million senior unsecured note, which had a fixed rate of 4.875%.

  Secured Debt

        Total secured indebtedness was $6.6 billion at September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010, we unencumbered five properties by repaying $1.1 billion in mortgage loans with a weighted average interest rate of 4.35%.

        On May 13, 2010, we acquired a property in Barceloneta, Puerto Rico subject to an existing $75.2 million mortgage loan. The loan matures on May 1, 2014 and bears interest at LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

        On August 30, 2010, we completed our acquisition of Prime, subject to the assumption of existing mortgage loans of approximately $1.2 billion. These loans bear interest at fixed rates ranging from 5.51% to 6.01% and mature at various dates throughout 2016.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2010, and December 31, 2009, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2010	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2009	Effective Weighted Average Interest Rate
Fixed Rate	$15,489,398	6.07%	$16,814,240	6.10%
Variable Rate	1,996,068	1.93%	1,816,062	1.19%

	$17,485,466	5.60%	$18,630,302	5.62%

        As of September 30, 2010, we had $692.9 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.52%. As of September 30, 2010, the net effect of these agreements effectively converted $692.9 million of variable rate debt to fixed rate debt.

        Contractual Obligations and Off-Balance Sheet Arrangements.    There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2009 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2010, for the remainder of 2010 and subsequent years thereafter (dollars in thousands) assuming the indebtedness remains outstanding through initial maturities:

	2010	2011-2012	2013-2015	After 2015	Total
Long-Term Debt(1)	$78,939	$2,784,361	$5,872,232	$8,742,254	$17,477,786
Interest Payments(2)	$244,974	$1,810,535	$2,065,398	$2,060,530	$6,181,437

(1)
Represents principal maturities only and therefore, excludes net premiums of $7,680.

(2)
Variable rate interest payments are estimated based on the 1-month LIBOR rate at September 30, 2010.

        Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2010, we had guaranteed $61.3 million of the total joint venture related mortgage or other indebtedness of $6.5 billion then outstanding. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

        Acquisitions.    During the three months ended September 30, 2010, we acquired a controlling interest in a regional mall which resulted in a remeasurement of our previously held equity interest to fair value and corresponding gain of approximately $13.0 million. This gain is included in gain upon acquisition of controlling interest and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying statements of operations and comprehensive income.

        On May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%.

        On August 30, 2010, we completed our previously announced transaction to acquire 21 outlet centers from Prime, including a center located in Puerto Rico, which was acquired on May 13, 2010. The transaction was valued at approximately $2.3 billion, including the assumption of existing mortgage indebtedness of $1.2 billion and the repayment of $310.7 million of preexisting mortgage loans at closing.

        We paid aggregate consideration to Prime's owners of approximately $0.7 billion, comprised of 80% cash and 20% in units. We issued approximately 1.7 million units with an issuance date fair value of approximately $154.5 million. We funded the cash portion of this acquisition through draws on our Credit Facility.

        Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the nine months ended September 30, 2010, we disposed of one regional mall, one community center, two other retail properties, and our interest in eight international joint venture properties for an aggregate net gain of $307.4 million.

        On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million. A portion of the proceeds was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility.

Development Activity

        New Domestic Development, Expansions and Renovations.    Given the downturn in the economy, we have substantially reduced our development spending as well as strategic expansions and renovation from historical levels. As economic conditions have improved, we have modestly increased the pace of our development and redevelopment activity. Our share of the cost of new development, renovation or expansion projects that we expect to initiate or complete in 2010 is approximately $200 million. We expect to fund these capital projects with cash flow from operations.

        International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlets in Japan, Korea, and Mexico where we use Yen, Won, and Peso denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, Peso and other foreign currencies is not material. We expect our share of international development costs for 2010 will be approximately $60 million.

        The carrying amount of our investment in GCI, as of September 30, 2010, including all related components of other comprehensive income, was $314.5 million. Our investment in GCI is accounted for using the equity method of accounting, and we had a 49% ownership interest in GCI as of September 30, 2010. In March 2010, two European developments opened, adding approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share was approximately €53 million, or $64.8 million based on applicable Euro:USD exchange rates. Although we sold our joint venture interest in Simon Ivanhoe on July 15, 2010, we and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We own a 25% interest in any of these projects in which we agree to participate.

        As of September 30, 2010, the carrying amount of our 40% joint venture investment in the eight Japanese Premium Outlets including all related components of other comprehensive income was $324.7 million. On July 14, 2010 Toki Premium Outlets Phase III, a 62,000 square foot expansion to the Toki Premium Outlet located in Toki, Japan, opened to the public. Currently Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, is under construction. The combined projected net cost of these projects is JPY 5.3 billion, of which our share is approximately JPY 2.1 billion, or $25.4 million based on applicable Yen:USD exchange rates.

        As of September 30, 2010, the carrying amount of our 50% joint venture investment in Shinsegae Chelsea Korea including all related components of other comprehensive income was $30.3 million. Currently, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, is under construction. The projected net cost of this project is KRW 121.3 billion, of which our share is approximately KRW 60.6 billion, or $53.2 million based on applicable KRW:USD exchange rates.

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

Distributions

        We paid a distribution of $0.60 per unit in the third quarter of 2010. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

        We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2009 Annual Report on Form 10-K.

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit-related, tax compliance and due diligence services to be provided by Ernst & Young, LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

SIMON PROPERTY GROUP, L.P.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: November 12, 2010