Form 10-K
period 2010-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2011-03-11
CIK 1022344

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant had no publicly-traded voting equity as of June 30, 2010.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2010

Part I

Item 1.    Business

            Simon Property Group, L.P., is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this report, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2010, we owned or held an interest in 338 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation and 17 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in The Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2010, we had ownership interests in 45 European shopping centers in Italy, eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland.

            For a description of our operational strategies and developments in our business during 2010, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in Item 7 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time by Simon Property without a vote by our limited partners.

  Investment Policies

            While we emphasize equity real estate investments, we may invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers consistent with Simon Property's qualification as a real estate investment trust, or REIT. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause Simon Property's real estate assets to be less than 75% of its total assets. In addition, at least 75% of Simon Property's gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of Simon Property's income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

  Financing Policies

            We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities. We strive to maintain investment grade ratings on our debt securities at all times, but we cannot assure you that we will be able to do so.

            We may raise additional capital by issuing units of limited partnership interests, or units, or debt securities, creating joint ventures with existing ownership interests in properties, retaining cash flows or a combination of these methods. If Simon Property's Board of Directors determines to raise additional equity capital at the Operating Partnership level, we may, without limited partner approval, issue additional units or other equity interests in us. We may issue units in any manner and on such terms and for such consideration as we deem appropriate. This may include issuing units in exchange for property. We may issue preferred units that could be senior to our units and may be convertible into units. Existing holders of units have no preemptive right to purchase units in any subsequent offerings. Any such offering could dilute a limited partner's investment in us.

            We expect most future borrowings would be made in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or cross-collateralized with other debt, or may be fully or partially guaranteed by us. Although we may borrow to fund the payment of distributions, we currently have no expectation that we will regularly be required to do so.

            We have a $3.9 billion unsecured revolving credit facility, or the Credit Facility. The Credit Facility has an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. We also issue debt securities, and we may issue our debt securities which may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

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

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, the Board of Directors of Simon Property has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon family who are significant stockholders. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon Property's non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons or the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, the Simon Property charter requires that at least six of the non-affiliated directors of the Board of Directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by each of the Simons contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon Property's qualification as a REIT; unless the Board of Directors determines that it is no longer in Simon Property's best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units of equity interest or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. Our policy prohibits us from making any loans to the directors or executive officers of Simon Property for any purpose. We may make loans to the joint ventures in which we participate.

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including regional malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. Internet retailing sites and catalogs also provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality, location and diversity of our properties;
  •
  our management and operational expertise;
  •
  our extensive experience and relationships with retailers and lenders; and
  •
  our mall marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

            During the past three years, we have:

  •
  issued 4,688,722 units to Simon Property reflecting the exchange of units for common stock of Simon Property;
  •
  issued 14,542,378 units upon the conversion of preferred units;
  •
  issued 647,825 restricted units to Simon Property, net of forfeitures, with respect to the issuance of a like number of restricted shares of common stock of Simon Property issued under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 plan;
  •
  issued 642,639 units to Simon Property in exchange for cash contributed by Simon Property resulting from exercise of stock options under the 1998 plan;
  •
  issued 1,798,469 units for the 2010 acquisition of Prime Outlets Acquisition Company, or Prime;
  •
  redeemed 162,451 units for cash upon the exchange of units by limited partners;
  •
  redeemed all outstanding Series D and Series I preferred units for units;
  •
  issued 11,876,076 units to Simon Property and 2,637,341 units to limited partners as part of quarterly distributions;
  •
  issued 40,250,000 units to Simon Property in exchange for the cash proceeds of public offerings of an equal number of shares of Simon Property common stock;
  •
  entered into our Credit Facility on December 8, 2009 which has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion;

  •
  borrowed a maximum amount of $862.2 million under the Credit Facility; the outstanding amount of borrowings under this facility as of December 31, 2010 was $858.6 million, of which $273.6 million was related to the U.S. dollar equivalent of Yen-denominated borrowings;
  •
  not made loans to other entities or persons, including our officers and directors, other than to certain joint venture properties;
  •
  not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire indirect interests in real estate;
  •
  not underwritten securities of other issuers; and
  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At December 31, 2010, we and our affiliates employed approximately 5,900 persons at various properties and offices throughout the United States, of which approximately 2,400 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Premium Outlets offices in Roseland, New Jersey.

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

            As of December 31, 2010, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $17.5 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from this is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

            Our outstanding senior unsecured notes and the preferred stock of Simon Property are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit ratings can also affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund our growth, adverse changes in our credit rating could have a negative effect on our future growth.

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

Retail Operations Risks

  Overall economic conditions may adversely affect the general retail environment.

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, consumer confidence, casualties and other natural disasters, and the potential for terrorist activities. The economy and consumer spending appear to be recovering from the effects of the recent recession. We derive our cash flow from operations primarily from retail tenants, many of whom have been and continue to be under some degree of economic stress. A significant deterioration in our cash flow from operations could require us to curtail planned capital expenditures or seek alternative sources of financing.

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

            Bankruptcy filings by retailers occur regularly in the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2010, we owned interests in 175 income-producing properties with other parties. Of those, 19 properties are included in our consolidated financial statements. We account for the other 156 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 92 of these 156 properties; however, certain major decisions, such as selling or refinancing these properties, require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 55 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2010, we had loan guarantees to support $60.7 million of our total $6.6 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

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

            Our properties compete with other retail properties and other forms of retailing such as catalogs and e-commerce websites. Competition may come from regional malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development projects. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. New construction, renovations and expansions at competing sites could also negatively affect our properties.

            We also compete with other retail property developers to acquire prime development sites. In addition, we compete with other retail property companies for tenants and qualified management.

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            We hold interests in joint venture properties that operate in Italy, Japan, Korea, and Mexico, and an interest in a joint venture property under development in Malaysia. We have a minority investment in two U.K. real estate companies. We may pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 5.0% of the GLA of all of our properties at December 31, 2010), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., and other financial arrangements controlled by us. The third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

            There are some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate.

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion. The current federal laws which provide this coverage are expected to operate through 2014. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Risks Relating to Federal Income Taxes

  The failure of either of our two REIT subsidiaries to maintain their qualifications as REITs would have adverse tax consequences to us, our unitholders, and Simon Property.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 250.5 million square feet of gross leasable area, or GLA, of which we own approximately 159.5 million square feet. Total estimated retail sales at the properties in 2010 was in excess of $60 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 161 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.4 million square feet of GLA. Our regional malls contain in the aggregate more than 18,300 occupied stores, including approximately 709 anchors, which are mostly national retailers. For comparative purposes, we separate the information in this section on the 16 regional malls acquired from The Mills Corporation in 2007, or the Mills Regional Malls, from the information on our other regional malls.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 58 Premium Outlets range in size from approximately 150,000 to 850,000 square feet of GLA. The Premium Outlets are generally located near major metropolitan areas and tourist destinations including New York City, Los Angeles, Boston, Palm Springs, Orlando, Las Vegas, and Honolulu.

            The Mills generally range in size from 1.0 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The Mills Regional Malls typically range in size from 800,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers.

            Community/lifestyle centers are generally unenclosed and smaller than our regional malls. Our 66 community/lifestyle centers generally range in size from approximately 100,000 to 950,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other national retail tenants, which occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our regional malls designed to take advantage of the drawing power of the mall.

            We also have interests in 17 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 1.0 million square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2010, approximately 94.2% of the owned GLA in regional malls and Premium Outlets and the retail space of the other properties was leased, approximately 93.7% of the owned GLA for The Mills and 90.4% of owned GLA for the Mills Regional Malls was leased, and approximately 91.6% of owned GLA in the community/lifestyle centers was leased.

            We hold a 100% interest in 218 of our properties, effectively control 19 properties in which we have a joint venture interest, and hold the remaining 101 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 329 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data for our regional malls and Premium Outlets, The Mills, the Mills Regional Malls and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2010.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	83.0%	672,013		Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	89.8%	439,922		Belk, JCPenney, Sears, Eastwynn Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.4%	440,124		Marshalls, Filene's Basement
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	95.0%	205,369		Borders Books & Music (16)
5.	Auburn Mall	MA	Auburn	Fee	49.1%	(4)	Acquired 1999	99.4%	588,270		Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach (Miami)	Fee	33.3%	(4)	Built 1983	96.0%	2,099,260		Bloomingdale's, Macy's, Macy's Mens & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)(2)	Built 1990	94.0%	1,116,923		Belk, Dillard's, JCPenney, Sears, Forever 21
8.	Bangor Mall	ME	Bangor	Fee	67.4%	(15)	Acquired 2003	91.6%	652,740		Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.0%	1,429,650		Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, AMC Theatre
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.1%	1,199,901		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, MC Sports
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	93.0%	710,952		Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	97.9%	684,341		Macy's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy, Safeway
13.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	84.7%	1,101,829		Macy's, Dillard's Men's & Home, Dillard's Women, JCPenney, Sears, Cinemark Theatres
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.8%	1,320,204		Nordstrom, Macy's, JCPenney, Sears, Macy's Men's Children & Home.
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.5%	627,793		Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	95.8%	765,293		Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	96.6%	1,317,061		Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2029-2073)(7)	49.1%	(4)	Acquired 1999	94.5%	721,618		Macy's, Macy's Men's and Home, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	94.3%	1,381,848		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Borders Books & Music, AMC Theatres
20.	Century III Mall	PA	West Mifflin (Pittsburgh)	Fee	100.0%		Built 1979	76.1%	1,193,247	(17)	Macy's, JCPenney, Sears, Dick's Sporting Goods, Macy's Jr., (8)
21.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	94.3%	576,874		Belk, JCPenney, Sears
22.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	82.3%	423,337		Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
23.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0%	(12)	Built 1989	86.5%	717,282		Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark, (11)
24.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	98.0%	1,243,176		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres
25.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)(2)	Built 1995	96.7%	739,273	(17)	Nordstrom, Carson Pirie Scott, United Artists Theatre
26.	Coconut Point	FL	Estero	Fee	50.0%	(4)	Built 2006	96.2%	1,199,867		Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
27.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0%	(4)	Acquired 2005	86.2%	841,718		Macy's, JCPenney, Whole Foods, (8)
28.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	86.2%	636,096		Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
29.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.6%	768,431		Macy's, Macy's Mens & Children, JCPenney, Sears, Barnes & Noble, Regal Cinema
30.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	95.6%	1,241,929	(17)	Neiman Marcus, Barneys New York
31.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	95.9%	941,339		Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears, Kohls (6)
32.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.3%	857,058		Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less
33.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.5%	1,040,981		Macy's, Dillard's, JCPenney, Sears, Regal Cinemas, (11)
34.	Crystal Mall	CT	Waterford	Fee	74.6%	(4)	Acquired 1998	89.2%	783,352		Macy's, JC Penney, Sears, Bed Bath & Beyond, Christmas Tree Shops
35.	Crystal River Mall	FL	Crystal River	Fee	100.0%		Built 1990	77.2%	420,109		JCPenney, Sears, Belk, Kmart, Regal Cinema
36.	Dadeland Mall	FL	Miami	Fee	50.0%	(4)	Acquired 1997	100.0%	1,487,989		Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children & Home, JCPenney
37.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	78.2%	678,219		Macy's, JCPenney, Sears, (8)
38.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	92.8%	1,178,182	(17)	Neiman Marcus, Macy's, Borders Books & Music, Dick's Sporting Goods, IPIC Gold Class Cinemas, Dillard's
39.	Eastland Mall	IN	Evansville	Fee	50.0%	(4)	Acquired 1998	95.6%	865,310		Macy's, JCPenney, Dillard's
40.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	96.8%	1,051,308		Dillard's, Macy's Mens, Children & Home, Macy's Women, JCPenney, Sears
41.	Emerald Square	MA	North Attleboro (Providence]—RI)	Fee	49.1%	(4)	Acquired 1999	89.9%	1,022,647		Macy's, Macy's Mens & Home Store, JCPenney, Sears
42.	Empire Mall(1)	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	50.0%	(4)	Acquired 1998	94.5%	1,071,357		Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
43.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5%	(4)	Built 1989	99.3%	990,331	(17)	Nordstrom, Macy's
44.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	92.8%	681,580		Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
45.	Fashion Valley	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	99.0%	1,726,083		Forever 21 (6), Neiman-Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
46.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	81.0%	1,004,346	(17)	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, (8)
47.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	96.4%	1,776,679		Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21
48.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.7%	500,174		JCPenney, Kohl's, Younkers, Sears, Cinema I & II
49.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.5%	649,546
50.	Galleria, The	TX	Houston	Fee	50.4%	(4)	Acquired 2002	94.0%	2,220,961		Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Borders Books & Music, Galleria Tennis/Athletic Club
51.	Granite Run Mall	PA	Media (Philadelphia)	Fee	50.0%	(4)	Acquired 1998	83.4%	1,032,545		JCPenney, Sears, Boscov's, Granite Run 8 Theatres, Acme, Kohl's
52.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	87.2%	1,237,297		Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, AMC Theatres, Barnes & Noble
53.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019)(7)	49.1%	(4)	Acquired 1999	92.4%	429,827	(17)	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
54.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.8%	1,280,035		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, AMC Theatres
55.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	82.4%	753,514		Macy's, Dillard's, JCPenney, Sears, Best Buy, TJ Maxx
56.	Gwinnett Place	GA	Duluth (Atlanta)	Fee	75.0%		Acquired 1998	81.4%	1,279,491	(17)	Belk, JCPenney, Macy's, Sears, Mega Mart

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
57.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	97.9%	1,230,853		Macy's, Dillard's, JCPenney, Sears, Belk
58.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	97.2%	867,169		Dillard's, Macy's, Sears
59.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	82.1%	736,658		Dillard's, Macy's, JCPenney, Sears, AMC Theatres
60.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	93.4%	1,125,713		Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
61.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	84.1%	1,053,116		Macy's, Dillard's Clearance Center, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres, (8)
62.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	93.9%	579,766		Macy's, Sears, H&M, Movies at Jefferson Valley
63.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	12.4%	(4)(15)	Acquired 2003	93.0%	2,401,523	(17)	Neiman Marcus, Bloomingdale's (Court), Nordstrom, Lord & Taylor, Macy's (Court), JCPenney, Sears, Crate & Barrel
64.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	79.6%	977,956	(17)	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema, (11)
65.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	98.6%	1,200,684		Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand
66.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	92.4%	866,382		Macy's, JCPenney, Sears, Laguna Hills Cinema, Nordstrom Rack, Total Woman Gym & Spa
67.	Lake Square Mall	FL	Leesburg (Orlando)	Fee	50.0%	(4)	Acquired 1998	73.4%	559,224		JCPenney, Sears, Belk, Target, AMC Theatres, Books-A-Million, PetSmart (6)
68.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	97.3%	1,097,693		Dillard's, Macy's, JCPenney, Sears, Regal Cinema
69.	Lehigh Valley Mall	PA	Whitehall	Fee	37.6%	(4)(15)	Acquired 2003	96.8%	1,169,508	(17)	Macy's, JCPenney, Boscov's, Barnes & Noble, HH Gregg, Babies R Us
70.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	96.5%	1,546,289		Neiman Marcus, Bloomingdale's, Macy's
71.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	91.2%	858,625		Marshalls, The Sports Authority, Target, Bed, Bath & Beyond, Kohl's, Best Buy, Staples, AC Moore, K&G Fashion Superstore (16), AMC Theatres, Nordstrom Rack, Off Broadway Shoes
72.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	90.7%	740,537		Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods
73.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	95.0%	421,366		Kohl's, Carson Pirie Scott
74.	Lindale Mall(1)	IA	Cedar Rapids	Fee	50.0%	(4)	Acquired 1998	86.5%	691,242		Von Maur, Sears, Younkers
75.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.5%	984,695		Macy's, Lord & Taylor, Sears, Barnes & Noble
76.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	90.3%	638,438		Dillard's, JCPenney, Sears, Bealls, (11)
77.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2038)(9)	94.4%		Acquired 2002	89.9%	474,909		Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
78.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	24.6%	(4)	Acquired 1999	98.7%	1,019,923		JCPenney, Sears, Macy's, (11)
79.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	95.8%	1,833,763		Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema, (8)
80.	Mall of New Hampshire, The	NH	Manchester	Fee	49.1%	(4)	Acquired 1999	97.8%	811,586		Macy's, JCPenney, Sears, Best Buy, A.C. Moore, Ulta (6)
81.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	91.0%	927,039		Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
82.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	96.4%	415,892		Sears, Target, MC Sporting Goods, (8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
83.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	92.5%	770,584		Dillard's, JCPenney, Sears, (11)
84.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	81.5%	665,627		Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods, (8)
85.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.9%	1,323,156	(17)	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theater, WOW! Work Out World, Fortunoff Backyard Store
86.	Mesa Mall(1)	CO	Grand Junction	Fee	50.0%	(4)	Acquired 1998	87.9%	880,756		Sears, Herberger's, JCPenney, Target, Cabela's (6)
87.	Miami International Mall	FL	Miami	Fee	47.8%	(4)	Built 1982	92.1%	1,071,484		Macy's Mens & Home, Macy's Women & Children, JCPenney, Sears, Kohls (6)
88.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	92.9%	617,068		Dillard's, Dillard's Mens & Juniors, JCPenney, Sears, Bealls, Ross Dress for Less
89.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	96.6%	805,321		JCPenney, Sears, Younkers, Barnes & Noble, DSW
90.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0%	(15)	Acquired 2003	85.8%	1,154,062		Macy's, JCPenney, Sears, Dick's Sporting Goods, (11)
91.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	92.9%	635,645		Macy's, JCPenney, Sears, Elder Beerman
92.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	96.7%	1,670,694		Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
93.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6%	(12)	Built 1990	90.4%	530,011		Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
94.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	94.1%	1,058,744		Nordstrom, Macy's, JCPenney, Toys 'R Us, Barnes & Noble, Bed Bath & Beyond, DSW
95.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	86.8%	961,998		Macy's, JCPenney, Sears, Kohl's
96.	NorthPark Mall	IA	Davenport	Fee	50.0%	(4)	Acquired 1998	90.6%	1,073,101		Dillard's, Von Maur, Younkers, JCPenney, Sears, Barnes & Noble
97.	Northshore Mall	MA	Peabody (Boston)	Fee	49.1%	(4)	Acquired 1999	93.6%	1,579,820	(17)	JCPenney, Sears, Filene's Basement, Nordstrom, Macy's Mens/Furniture, Macys, H&M, Barnes & Noble, Toys 'R Us, Shaw's Grocery
98.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	95.0%	694,230		Macy's, JCPenney, Sears
99.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	94.5%	849,298	(17)	Dillard's, Dillard's Mens, Macy's
100.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	98.8%	890,283		Macy's, Boscov's, JCPenney, Sears
101.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	98.6%	957,994		Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
102.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.5%	1,210,321		Macy's, Carson Pirie Scott, JCPenney, Sears
103.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	91.9%	1,333,986	(17)	Macy's, JCPenney, Sears, United Artists Theatre, (11)
104.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.4%	553,811		Macy's, JCPenney, Sears, Belk
105.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.6%	1,050,751		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
106.	Pheasant Lane Mall	NH	Nashua	—	—	(14)	Acquired 2002	94.7%	870,048		JCPenney, Sears, Target, Macy's, Dick's (6)
107.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	93.7%	813,238		Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture (6)
108.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	92.5%	1,077,680	(17)	JCPenney, Sears, Tiendas Capri, Pueblo Xtra, Best Buy
109.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0%	(12)	Built 1989	90.3%	766,050		Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
110.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	95.3%	791,043		Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
111.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	38.0%	(4)(15)	Acquired 2003	93.0%	1,098,829		Macy's, Lord & Taylor, JCPenney, Sears
112.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.7%	1,015,451		Macy's, JCPenney, Sears, Regal Cinemas
113.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	90.2%	1,353,042	(17)	Macy's, Carson Pirie Scott, JCPenney, Sears
114.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.3%	1,247,790		Macy's, Lord & Taylor, JCPenney, Sears
115.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	86.7%	883,521	(17)	Dillard's, Macy's, JCPenney, Sears
116.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	96.1%	2,227,065	(17)	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, Xsport Fitness
117.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	94.8%	1,237,363		JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
118.	Rushmore Mall(1)	SD	Rapid City	Fee	50.0%	(4)	Acquired 1998	76.2%	833,459		JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys R Us, (11)
119.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	97.4%	692,577		Macy's, Sears, Forever 21, (11)
120.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4)(2)	Built 1995	89.2%	1,125,909		Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, H&M, (8)
121.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	97.7%	1,149,135		Nordstrom, Macy's (2 locations), Forever 21 (6)
122.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5%	(4)(2)	Built 1999	90.8%	514,624		NikeTown, Barnes & Noble, GameWorks, Z Gallerie, LA Fitness, AMC Theatres, Splitsville, Casa N Ideas
123.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)	Acquired 1995	95.3%	1,287,343		Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
124.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	49.1%	(4)	Acquired 1999	99.2%	885,048		Macy's, JCPenney, Sears, Regal Cinema
125.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	94.2%	1,142,336	(17)	Macy's, Sears, Barnes & Noble, Carmike Cinemas, (8)
126.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	97.4%	1,553,605		Macy's, Lord & Taylor, Sears, Filene's Basement, Nordstrom, Target
127.	Southern Hills Mall(1)	IA	Sioux City	Fee	50.0%	(4)	Acquired 1998	81.9%	790,384		Younkers, JCPenney, Sears, Scheel's Sporting Goods, Barnes & Noble, Carmike Cinemas, Hy-Vee, Toys R Us, Petco
128.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	94.0%	1,189,875		Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
129.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(10)	100.0%		Acquired 2002	94.0%	1,620,553		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store (6)
130.	SouthPark Mall	IL	Moline	Fee	50.0%	(4)	Acquired 1998	76.1%	1,017,107		Dillard's, Von Maur, Younkers, JCPenney, Sears
131.	SouthRidge Mall(1)	IA	Des Moines	Fee	50.0%	(4)	Acquired 1998	53.4%	883,312		JCPenney, Younkers, Sears, Target
132.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0%	(4)(15)	Acquired 2005	84.6%	589,257		Macy's, Target
133.	Square One Mall	MA	Saugus (Boston)	Fee	49.1%	(4)	Acquired 1999	97.2%	928,569		Macy's, Sears, Best Buy, T.J. Maxx N More, Best Buy, Dick's Sporting Goods, Filene's Basement, World Gym
134.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	96.4%	980,643		Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
135.	St. Johns Town Center	FL	Jacksonville	Fee	50.0%	(4)	Built 2005	99.1%	1,235,705		Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Clothing & Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart
136.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.0%	1,361,234	(17)	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Mens Store
137.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	94.7%	768,064		Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
138.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	94.1%	917,533		Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Sears, Forever 21, (8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
139.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	87.5%	1,372,139		Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21, H&M
140.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	90.2%	862,773		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, H.H. Gregg
141.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	83.2%	1,081,383		Macy's, Dillard's, JCPenney, Sears, Century Theatres
142.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	98.7%	1,753,721		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
143.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	95.5%	1,275,747		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
144.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	93.8%	1,125,397		Dillard's, Von Maur, JCPenney, Sears
145.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	85.4%	941,626		Dillard's Women's & Home, Dillard's Men's & Children, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
146.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	89.7%	878,213		Macy's, Dillard's, JCPenney, Sears, Borders Books & Music, Regal Cinema
147.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	93.1%	1,095,781		Macy's, Dillard's, JCPenney, Sears, Borders Books & Music
148.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	91.3%	922,681		Macy's, JCPenney, Sears, Barnes & Noble
149.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	80.4%	739,569		Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
150.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	50.7%	651,034		Dillard's, JCPenney, Sears, Big Lots, Forever 21
151.	Valley Mall	VA	Harrisonburg	Fee	50.0%	(4)	Acquired 1998	82.8%	506,269		JCPenney, Belk, Target, Books-A-Million, (8)
152.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	89.3%	785,193		Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory (6)
153.	Walt Whitman Mall	NY	Huntington Station (New York)	Ground Lease (2022)	100.0%		Acquired 1998	95.5%	1,027,680		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
154.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	74.2%	971,921	(17)	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Kerasotes Theatres, (11)
155.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	92.3%	992,313		Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory
156.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	98.0%	1,335,972		Belk Women, Dillard's, JCPenney, Belk Men, Home and Kids, Sears, Regal Cinema
157.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	94.0%	827,389	(17)	Neiman Marcus, Nordstrom
158.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	86.5%	1,191,122		Macy's, JCPenney, Sears, Target
159.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	81.2%	928,049	(17)	Macy's, Bergner's, Sears, Dick's Sporting Goods, (8)
160.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	94.4%	1,152,695		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
161.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.7%	1,092,078		Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								159,944,032

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	92.8%	429,430	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Lucky Brand, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	99.8%	441,582	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	93.7%	300,446	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th,Tommy Hilfiger
4.	Birch Run Premium Outlets	MI	Birch Run	Fee	100.0%	Acquired 2010	91.7%	677,852	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J. Crew, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%	Acquired 2010	94.3%	253,674	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	98.0%	673,976	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	99.7%	288,245	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Guess, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger
8.	Carolina Premium Outlets	NC	Smithfield	Ground Lease (2029)	100.0%	Acquired 2004	99.1%	438,953	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	100.0%	437,359	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%	Built 2009	98.7%	398,807	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear Company, Gap Outlet, Hanes Brands, J.Crew, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Tommy Hilfiger, The North Face
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	98.4%	276,175	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	95.8%	163,679	Adidas, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Levi's, Tommy Hilfiger
13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.9%	501,722	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	98.0%	377,703	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
15.	Ellenton Premium Outlets	FL	Ellenton	Fee	100.0%	Acquired 2010	98.8%	476,538	Banana Republic, Calvin Klein, Coach, J.Crew, Kate Spade, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Saks Fifth Avenue Off 5th
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	98.8%	295,994	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
17.	Gaffney Premium Outlets	SC	Gaffney	Fee	100.0%	Acquired 2010	96.1%	359,437	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Juicy Couture, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	96.1%	577,856	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
19.	Grove City Premium Outlets	PA	Grove City	Fee	100.0%	Acquired 2010	97.9%	531,720	American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J. Crew, Nike, Polo Ralph Lauren
20.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2034)	100.0%	Acquired 2010	93.0%	302,899	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J. Crew, Jones New York, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
21.	Hagerstown Premium Outlets	MD	Hagerstown	Fee	100.0%	Acquired 2010	96.2%	484,926	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J. Crew, Kate Spade, Nike, Tommy Hilfiger, Under Armour
22.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	99.4%	536,452	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J. Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue off 5th, Tommy Hilfiger, Tory Burch
23.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	98.9%	285,766	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
24.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	97.0%	434,430	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, DKNY, Elie Tahari, Guess, J. Crew, Kate Spade, Michael Kors, Theory, Nike, Tommy Hilfiger, True Religion, Under Armour
25.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	89.4%	277,672	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger
26.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2014)	100.0%	Acquired 2004	97.4%	264,538	Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger
27.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	98.3%	560,904	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Last Call Neiman Marcus, Nike, Polo Ralph Lauren, Sony, Tommy Bahama, True Religion
28.	Las Vegas Outlet Center	NV	Las Vegas	Fee	100.0%	Acquired 2004	100.0%	468,997	Adidas, Aeropostale, Ann Taylor, Bose, Calvin Klein, Coach, DKNY, Gymboree, Levi's, Nautica, Nike, Reebok, Tommy Hilfiger
29.	Las Vegas Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	538,689	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Ted Baker, True Religion
30.	Lebanon Premium Outlets	TN	Lebanon	Fee	100.0%	Acquired 2010	91.8%	227,040	Ann Taylor, Banana Republic, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, Van Heusen
31.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	100.0%	224,853	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, J. Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
32.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	97.1%	517,711	Ann Taylor, Brooks Brothers, Burberry, Coach, Crate & Barrel, Diesel, DKNY, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Williams-Sonoma

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
33.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	94.1%	164,528	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
34.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	96.0%	454,365	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
35.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	99.6%	179,407	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
36.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	94.7%	223,411	Adidas, Bass, Carter's, Coach, Eddie Bauer, Gap Outlet, Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Van Heusen, VF Outlet
37.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	98.2%	540,308	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
38.	Orlando Premium Outlets—Vineland Ave.	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,580	Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Dior, Fendi, Giorgio Armani, Hugo Boss, J. Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Theory
39.	Orlando Premium Outlets—International Dr.	FL	Orlando	Fee	100.0%	Acquired 2010	99.0%	773,519	Betsey Johnson, Coach, J. Crew, Kenneth Cole, Lacoste, Michael Kors, Last Call by Neiman Marcus, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Victoria Secret
40.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	91.6%	393,211	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger
41.	Petaluma Village Premium Outlets	CA	Petaluma	Fee	100.0%	Acquired 2004	96.6%	195,771	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
42.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	96.9%	549,143	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Michael Kors, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
43.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	98.0%	147,728	Aeropostale, Calvin Klein, Carter's, Jones New York, Levi's Outlet, Nike, Nine West, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
44.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie	Fee	100.0%	Acquired 2010	99.9%	402,465	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Hugo Boss, J. Crew, Juicy Couture, Nike, Polo Ralph Lauren, Sony
45.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	89.6%	344,587	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
46.	Queenstown Premium Outlets	MD	Queenstown	Fee	100.0%	Acquired 2010	93.1%	284,312	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gucci, J. Crew, Juicy Couture, Kate Spade, Michael Kors, Nike, Polo Ralph Lauren
47.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	96.9%	584,790	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
48.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	98.0%	488,561	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
49.	San Marcos Premium Outlets	TX	San Marcos	Fee	100.0%	Acquired 2010	98.5%	732,162	Betsey Johnson, Cole Haan, Fendi, Giorgio Armani, Gucci, Michael Kors, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Salvatore Ferragamo
50.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2034)	100.0%	Built 2005	99.1%	443,810	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Hugo Boss, J. Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
51.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	97.0%	328,549		Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
52.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%		Acquired 2004	99.3%	411,268		Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
53.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	98.3%	437,395		Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
54.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	99.5%	209,802		A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion
55.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	96.5%	417,737		Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
56.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	96.8%	521,536		Burberry, Coach, Cole Haan, Dooney & Bourke, Hugo Boss, J. Crew, Juicy Couture, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Polo Ralph Lauren
57.	Woodbury Commons Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	100.0%	844,808		Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, Versace, Yves St. Laurent
58.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	99.7%	635,978		Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J. Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, True Religion, Under Armour

	Total U.S. Premium Outlets GLA								24,284,756

	Community/Lifestyle Centers
1.	Arboretum at Great Hills	TX	Austin	Fee	100.0%		Acquired 1998	87.4%	206,397		Barnes & Noble, Pottery Barn
2.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	96.2%	630,359		Best Buy, T.J. Maxx N More, Office Max, Wal-Mart, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross, (8)
3.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794		Regal Cinema
4.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.1%	305,935		K-Mart, Movies 10, Petsmart, Michaels, Value City Furniture
5.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0%	(4)	Built 2004	94.7%	503,655	(17)	Dick's Sporting Goods, Whole Foods, DSW, (8)
6.	Cobblestone Court	NY	Victor	Fee	35.7%	(4)(13)	Built 1993	98.8%	265,477		Dick's Sporting Goods, Kmart, Office Max
7.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	87.7%	403,756		Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture
8.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9%	(4)(13)	Built 1989	58.8%	278,978		Big Lots
9.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	100.0%	168,707		Belk, Food Lion

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
10.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	50.3%	(15)	Acquired 2003	100.0%	101,742	ACME Grocery, (8)
11.	Eastland Convenience Center	IN	Evansville	Ground Lease (2075)	50.0%	(4)	Acquired 1998	96.1%	175,639	Toys 'R Us, Bed Bath & Beyond, Marshalls
12.	Empire East(1)	SD	Sioux Falls	Fee	50.0%	(4)	Acquired 1998	98.1%	297,278	Kohl's, Target, Bed Bath & Beyond
13.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3%	(4)(13)	Built 1992	85.8%	249,538	Burlington Coat Factory, Offenbacher's, X Sport Fitness
14.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	93.2%	427,985	Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies R' Us, Toys R' Us, Big Lots
15.	Gaitway Plaza	FL	Ocala	Fee	32.2%	(4)(13)	Built 1989	100.0%	208,755	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
16.	Gateway Shopping Center	TX	Austin	Fee	100.0%		2004	89.2%	512,986	Best Buy, REI., Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack, (8)
17.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	89.6%	164,377	Michael's, Best Buy, HH Gregg
18.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
19.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	(4)	Built 2008	88.5%	655,490	JCPenney, Borders, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX
20.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	76.0%	(15)	Acquired 2003	96.0%	107,376	Genuardi's Family Market, Avalon Carpet & Tile
21.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	75.0%	492,328	Marshalls, Bed Bath & Beyond, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory, (8)
22.	Indian River Commons	FL	Vero Beach	Fee	50.0%		Built 1997	100.0%	255,942	Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michael's
23.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	Sheplers
24.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	93.9%	29,140
25.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	93.6%	215,568	Home Owners Bargain Outlet
26.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	83.8%	367,686	Factory Card Outlet, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, (8)
27.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	88.2%	387,430	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Toys 'R Us, Rooms to Go, Rooms to Go Kids, (8)
28.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	88.2%	236,878	Kohl's, Hobby Lobby, T.J. Maxx
29.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	95.5%	243,326	Wal-Mart, PetsMart, The Home Depot
30.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	65.0%	(15)	Acquired 2003	98.6%	267,965	Burlington Coat Factory, AC Moore, Michaels, T.J. Maxx, Home Goods, HH Gregg, (8)
31.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	58.6%	144,041
32.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.1%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
33.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	100.0%	90,527	Best Buy, Bed Bath & Beyond
34.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
35.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	69.7%	270,892	Dominick's, (8)
36.	Muncie Plaza	IN	Muncie	Fee	100.0%		Built 1998	98.6%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres
37.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	72.8%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree
38.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	84.3%	303,469	Hobby Lobby, Office Max, Burlington Coat Factory, Ultra Foods Grocery, AJ Wright

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
39.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	95.8%	169,062	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
40.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	83.8%	208,076	Target, Cinema Grill
41.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	100.0%	337,249	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy
42.	Pier Park	FL	Panama City Beach	Fee	100.0%		Built 2008	95.1%	816,293	Dillard's, JCPenney, Target, Borders, Grand Theatres, Ron Jon Surf Shop, Margaritaville
43.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3%	(4)(13)	Built 1993	62.5%	330,091	Jo-Ann Fabrics, Party City, Toys 'R Us, Michaels, PetsMart, Big Lots, (8)
44.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	95.5%	287,473	Wal-Mart, Sam's Wholesale Club, PetSmart
45.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's, Ross Dress for Less, Sears, Super Target, Anna's Linens
46.	Ridgewood Court	MS	Jackson	Fee	35.7%	(4)(13)	Built 1993	99.3%	369,500	T.J. Maxx, Lifeway Christian Bookstore, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
47.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	90.9%	150,459	Best Buy, (8)
48.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,241	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
49.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0%	(4)(13)	Built 1989	98.4%	199,082	Stein Mart, (8)
50.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	89.0%	442,585	Home Depot, Marshall's, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Ethan Allen, Sam Moon
51.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	97.8%	365,008	Michael's, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble
52.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	75.3%	394,491	K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, (8)
53.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	22.4%	101,087	Pep Boys, (8)
54.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	80.2%	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond, (8)
55.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Best Buy, Barnes & Noble
56.	University Center	IN	Mishawaka	Fee	100.0%		Built 1980	52.5%	150,524	Michael's, Best Buy
57.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7%	(4)(13)	Built 1990	98.6%	549,623	Bed Bath & Beyond, Kohl's, Wal-Mart, Marsh, Menards, Regal Cinema, Hobby Lobby
58.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	57.1%	50,107	Jo-Ann Fabrics (6)
59.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	949,678	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
60.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	86.6%	254,159	T.J. Maxx, Toys 'R Us, Target
61.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2%	(4)(13)	Built 1989	96.9%	385,643	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Wal-Mart, Lowes Home Improvement
62.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2%	(4)(13)	Built 1989	81.9%	163,254	PetsMart, Burlington Coat Factory, (8)
63.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	93.2%	391,474	T.J. Maxx, Office Max, Kohl's, Babies 'R Us, Country Market

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
64.	Whitehall Mall	PA	Whitehall	Fee	38.0%	(15)(4)	Acquired 2003	92.6%	588,618	Sears, Kohl's, Bed Bath & Beyond, Borders Books & Music, Gold's Gym, Buy Buy Baby
65.	Willow Knolls Court	IL	Peoria	Fee	35.7%	(4)(13)	Built 1990	96.7%	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
66.	Wolf Ranch Town Center	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	79.8%	626,236	Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW

	Total Community/Lifestyle Center GLA								20,191,163

	Other Properties
1.	Crossville Outlet Center	TN	Crossville	Fee	100.0%		Acquired 2004	94.4%	151,287	Bass, Dressbarn, Kasper, L'eggs Hanes Bali Playtex, Rack Room Shoes, Van Heusen, VF Outlet
2.	Factory Merchants Branson	MO	Branson	Ground Lease (2021)	100.0%		Acquired 2004	60.3%	273,540	Carter's, Crocs, Izod, Jones New York, Pendleton, Reebok, Tuesday Morning
3.	Factory Stores of America—Boaz	AL	Boaz	Ground Lease (2027)	100.0%		Acquired 2004	77.5%	111,616	Bon Worth, Easy Spirit, Rue21, VF Outlet
4.	Factory Stores of America—Georgetown	KY	Georgetown	Fee	100.0%		Acquired 2004	95.9%	173,326	Bass, Dressbarn, Rack Room Shoes, Rue 21, Van Heusen
5.	Factory Stores of America—Graceville	FL	Graceville	Fee	100.0%		Acquired 2004	100.0%	84,225	Factory Brand Shoes, Van Heusen, VF Outlet
6.	Factory Stores of America—Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	100.0%	85,924	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
7.	Factory Stores of America—Nebraska City	NE	Nebraska City	Fee	100.0%		Acquired 2004	97.8%	89,608	Bass, Easy Spirit, Van Heusen, VF Outlet
8.	Factory Stores of America—Story City	IA	Story City	Fee	100.0%		Acquired 2004	78.6%	112,596	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
9.	Florida City Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	88.5%	207,896	Aeropostale, Carter's, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Tommy Hilfiger
10.	The Shoppes at Branson Meadows	MO	Branson	Fee	100.0%		Acquired 2004	73.2%	287,063	Branson Meadows Cinemas, Dressbarn, VF Outlet
11.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	75.9%	279,101	Aeropostale, Ann Taylor, Banana Republic, BCBG Max Azria, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger, Van Heusen

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
12.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5%	(4)(2)	Built 1997	76.2%	722,740	Off 5th-Saks Fifth Avenue, Nordstrom Rack, David's Bridal, Golf Galaxy, (8)
13.	Nanuet Mall	NY	Nanuet (New York)	Fee	100.0%		Acquired 1998	N/A	912,999	Macy's, Sears, (8)
14.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	81.6%	146,001	Bass, Coach, Jones New York, Samsonite, Van Heusen
15.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	74.9%	204,978	Calvin Klein, Coldwater Creek, Nine West, Reebok, Sketchers, Van Heusen
16.	Prime Outlets—Jeffersonville	OH	Jeffersonville	Fee	100.0%		Acquired 2010	99.8%	410,059	Adidas, Banana Republic, Coach, Gap Outlet, J. Crew, Kate Spade, Polo Ralph Lauren, Pottery Barn
17.	University Mall	FL	Pensacola	Fee	100.0%		Acquired 1994	N/A	709,711	JCPenney, Sears, Belk

	Total Other GLA								4,962,670

	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%	(4)	Acquired 2007	93.8%	1,244,540
										Marshalls, Last Call Neiman Marcus, Off 5th Saks Fifth Avenue, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas, IMAX Theatre, F.Y.E., Sea Life Center
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	99.7%	1,298,239	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Neiman Marcus Last Call, OFF 5TH Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, T.J. MAXX, Cinemark Egyptian 24 Theatres
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8%	(4)(2)	Acquired 2007	83.1%	1,097,621	Borders Books Music Café, Eddie Bauer Outlet, Last Call Clearance Center from Neiman Marcus, Off Broadway Shoe Warehouse, OFF 5TH Saks Fifth Avenue Outlet, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory
4.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6%	(4)(2)	Acquired 2007	99.3%	1,333,938	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Off 5th Saks Fifth Avenue, F.Y.E., The Children's Place Outlet, Dave & Buster's, NIKE, TJ Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy
5.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0%	(4)(2)	Acquired 2007	94.5%	1,182,984	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Neiman Marcus Last Call, Medieval Times, Off 5th Saks Fifth Avenue Outlet, Off Broadway Shoe Warehouse, ROSS Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Urban Behavior, Spaha Skatepark, Dave & Buster's, AMC Theatres
6.	Franklin Mills	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	87.0%	1,743,731	Dave & Buster's, JC Penney Outlet Store, Burlington Coat Factory, Marshalls HomeGoods, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Off 5th Saks Fifth Avenue, Last Call Neiman Marcus, Off Broadway Shores, Sears Appliance Outlet, H&M, Spaha Skatepark, AMC Theatres, Forever 21

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
7.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	29.6%	(4)	Acquired 2007	96.3%	1,778,434	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Forever 21, Group USA—The Clothing Co. JCPenney Outlet, Marshalls, NIKE, OFF 5th Saks Fifth Avenue, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery (6), Sea Life Center (6)
8.	Great Mall	CA	Milpitas (San Jose)	Fee	50.0%		Acquired 2007	94.9%	1,361,151	Last Call Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, H&M, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Off 5th Saks Fifth Avenue, NIKE, Century Theatres, Bed Bath & Beyond, XXI Forever
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%	(4)	Acquired 2007	95.7%	1,826,523	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, H & M, Kohl's, Marshall's Home Goods, Off 5th—Saks Fifth Avenue Outlet, Rinkside, Sears Grand, The Sports Authority, TJ Maxx, VF Outlet, Marcus Cinemas, Last Call Neiman Marcus, Value City Furniture
10.	Katy Mills	TX	Katy (Houston)	Fee	31.3%	(4)(2)	Acquired 2007	89.9%	1,554,826	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, F.Y.E., Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Off 5th Saks Fifth Avenue Outlet, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, XXI Forever
11.	Ontario Mills	CA	Ontario (Riverside)	Fee	25.0%	(4)	Acquired 2007	93.2%	1,479,453	Burlington Coat Factory, Baby Depot, NIKE, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Off 5th Saks Fifth Avenue Outlet, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, H&M, F.Y.E., Second Spin
12.	Opry Mills	TN	Nashville	Fee	50.0%	(4)(2)	Acquired 2007	(18)	1,159,833	(18)
13.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%	(4)	Acquired 2007	98.1%	1,537,357	Group USA, Marshall's, TJ Maxx, Sears Appliance Outlet, JCPenney Outlet, Urban Behavior, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call Neiman Marcus, XXI Forever, Bloomingdale's Outlet
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	50.0%	(4)	Acquired 2007	99.8%	2,258,616	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Neiman Marcus Last Call Clearance Center, Nike Factory Store, Nordstrom Rack, Off 5th Saks Fifth Avenue Outlet, Ron Jon Surf Shop, The Sports Authority, Super Target, TJ Maxx, VF Factory Outlet, Wannado City, F.Y.E., Off Broadway Shoes, Regal Cinemas, GAP Outlet, Bloomingdale's Outlet
15.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0%	(4)(2)	Acquired 2007	80.8%	1,174,827	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinemas, Plan 9 Skatepark
16.	The Block at Orange	CA	Orange (Los Angeles)	Fee	25.0%	(4)	Acquired 2007	92.1%	725,154	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Borders Books & Music, Off 5th Saks Fifth Avenue, AMC Theatres, Nike Factory Store, Last Call Neiman Marcus, Off Broadway Shoes, H&M

	Subtotal The Mills®								22,757,227

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Mills Regional Malls
17.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%	(4)	Acquired 2007	95.5%	973,413		Macy's, JCPenney, Sears, Von Maur
18.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0%	(4)	Acquired 2007	89.6%	2,268,717		Macy's, Macy's, Macy's Home & Furnishings, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
19.	Dover Mall	DE	Dover	Fee	34.1%	(4)	Acquired 2007	94.6%	886,509		Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
20.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%	(4)	Acquired 2007	83.9%	814,839		Dillard's, Dillard's Men's, Macy's, Target (6), (11)
21.	Falls, The	FL	Miami	Fee	25.0%	(4)	Acquired 2007	93.3%	806,644		Bloomingdale's, Macy's, Regal Cinema
22.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%	(4)	Acquired 2007	79.0%	862,394		Macy's, Sears, H&M
23.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%	(4)	Acquired 2007	75.8%	1,094,064		JCPenney, Sears, Macy's, Wal-Mart, 24 Hour Fitness
24.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%	(4)	Acquired 2007	84.5%	1,045,994		Macy's, Lord & Taylor, JCPenney, Sears, H&M
25.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%	(4)	Acquired 2007	97.4%	1,111,434		Macy's, Macy's, Sears, JCPenney
26.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%	(4)	Acquired 2007	82.1%	1,069,154		Macy's, JCPenney, Sears, The Movies at Marley Station, Gold's Gym, (11)
27.	Meadowood Mall	NV	Reno	Fee	25.0%	(4)	Acquired 2007	89.1%	876,891	(17)	Macy's Men's, Macy's, Sears, JCPenney, Sports Authority
28.	Northpark Mall	MS	Ridgeland	Fee	50.0%	(4)	Acquired 2007	97.2%	956,266		Dillard's, JCPenney, Belk, Regal Cinema
29.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%	(4)	Acquired 2007	86.8%	769,859		Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Pottery Barn
30.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%	(4)	Acquired 2007	91.0%	1,339,084	(17)	Macy's, JCPenney, Marshall's, AMC Theatres, (8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
31.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%	(4)	Acquired 2007	90.5%	1,212,366	JC Penney, Sears, Kohl's, Boston Store, Cost Plus World Market, (8)
32.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	25.0%	(4)	Acquired 2007	97.1%	1,298,402	Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney, H&M

	Subtotal Mills Regional Malls								17,386,030

	Mills Community Centers
33.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	100.0%	101,613	Michael's, Staples, PetSmart, HH Gregg
34.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%	(4)	Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge
35.	Denver West Village	CO	Lakewood (Denver)	Fee	18.8%	(4)	Acquired 2007	98.5%	310,217	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Ultimate Electronics, Christy Sports, United Artists
36.	Liberty Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	99.0%	371,618	Wal-Mart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers								1,014,131

	Total Mills Properties								41,157,388

	Total U.S. Properties GLA								250,540,009

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

(5)
Regional Malls—Executed leases for all company-owned GLA in mall stores, excluding majors. Premium Outlets—Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers—Executed leases for all company-owned GLA including majors and mall stores.

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

(16)
Indicates anchor or major tenant has announced its intent to close this location.

(17)
Mall & Freestanding GLA includes office space as follows:

Circle Centre Mall—192 sq. ft.	Northshore Mall—12,367 sq. ft.
Century III Mall—18,609 sq. ft.	Oak Court Mall—126,583 sq. ft.
Clay Terrace—75,118 sq. ft.	Oxford Valley Mall—110,324 sq. ft.
The Domain—132,881 sq. ft.	Plaza Carolina—28,474 sq. ft.
Copley Place—867,301 sq. ft.	River Oaks Center—117,716 sq. ft.
Del Amo—1,413 sq. ft.	Rolling Oaks Mall—6,383 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Roosevelt Field—1,610 sq. ft.
Firewheel Town Center—75,103 sq. ft.	South Hills Village—4,407 sq. ft.
Greendale Mall—119,860 sq. ft.	Stanford Shopping Center—7,444 sq. ft.
Gwinnett Place—32,603 sq. ft.	The Westchester—820 sq. ft.
King of Prussia Mall—13,250 sq. ft.	White Oaks Mall—17,807 sq. ft.
Knoxville Center—1,455 sq. ft.	Meadowood Mall—6,109 sq. ft.
Lehigh Valley Mall—11,754 sq. ft.	Southdale Center—20,295 sq. ft.
Menlo Park Mall—52,424 sq. ft.	Washington Square—7,737 sq. ft.
(18)
Property temporarily closed due to flood damage which occurred during May 2010.

  United States Lease Expirations

            The following table summarizes lease expiration data for our regional malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2010. The data does not include information for The Mills, the Mills Regional Malls, or properties we acquired in 2010 in our acquisition of Prime. The data presented does not consider the impact of renewal options that may be contained in leases.

Simon Property Group L.P. and Subsidiaries
U.S. Lease Expirations
Regional Malls and Premium Outlets
As of December 31, 2010

Year	Number of Leases Expiring	Square Feet	Avg. Base Rent per Square Foot at 12/31/10	Percentage of Gross Annual Rental Revenues(1)
Small Shops and Freestanding
Month to Month Leases	532	1,313,575	$38.27	1.0%
2011	2,933	8,149,030	$33.63	6.2%
2012	2,719	9,290,505	$33.91	7.2%
2013	2,544	7,710,019	$38.47	6.8%
2014	1,911	6,344,328	$37.86	5.5%
2015	1,987	6,992,366	$39.63	6.3%
2016	1,644	5,237,467	$41.52	5.0%
2017	1,544	5,203,214	$44.64	5.3%
2018	1,534	5,868,249	$47.70	6.4%
2019	1,334	5,189,423	$45.31	5.4%
2020	1,023	3,959,029	$44.31	4.0%
2021 and Thereafter	569	3,114,912	$37.04	2.6%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,692	4,258,276	$13.85	1.3%
Anchor Tenants
2011	6	687,400	$5.23	0.1%
2012	22	2,391,624	$3.69	0.2%
2013	31	3,868,995	$4.60	0.4%
2014	33	3,460,414	$4.65	0.4%
2015	28	3,337,128	$3.02	0.2%
2016	20	2,294,049	$3.52	0.2%
2017	5	871,969	$1.28	—
2018	9	906,997	$6.23	0.1%
2019	9	1,136,399	$3.34	0.1%
2020	11	1,149,573	$5.50	0.1%
2021 and Thereafter	33	3,642,551	$5.84	0.5%

(1)
Annual rental revenues represent 2010 consolidated and joint venture combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements. However, we have direct minority investments in certain real estate companies within the U.K. as further described below.

  European Investments

            Gallerie Commerciali Italia, S.p.A., or GCI, is a fully integrated European retail real estate developer, owner and manager of 45 properties in Italy. At December 31, 2010, we had a 49.0% ownership interest in GCI. Our properties in Italy consist primarily of hypermarket-anchored shopping centers. Substantially all of these properties are anchored by the hypermarket retailer Auchan, who is also our partner in GCI. Certain of the properties in Italy are subject to leaseholds whereby GCI leases all or a portion of the premises from a third party who is entitled to receive substantially all the economic benefits of that portion of the properties. Auchan is one of the two largest hypermarket operators in Europe. These centers comprise over 10.1 million square feet of GLA and were 97.2% leased as of December 31, 2010.

            On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., or Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million. A portion of the proceeds was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility.

            We and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

  Other International Investments

            We also hold real estate interests in eight operating joint venture properties in Japan, one operating joint venture property in Mexico, one operating joint venture property and two joint venture properties under development in South Korea, and one joint venture property under development in Malaysia. The eight Japanese Premium Outlets operate in various cities throughout Japan and are held in a joint venture with Mitsubishi Estate Co., Ltd. These centers comprise over 2.5 million square feet of GLA and were 99.8% leased as of December 31, 2010.

            The following summarizes our holdings in these international joint ventures and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2010:

Holdings	Ownership Interest	Properties open and operating	Countries of Operation
Chelsea Japan Co. Ltd.	40.0%	8	Japan
Premium Outlets Punta Norte (Mexico City)	50.0%	1	Mexico
Yeoju Premium Outlets (Seoul)	50.0%	1	South Korea

            In July 2010, we completed construction and opened a 62,000 square foot expansion at Toki Premium Outlets in Toki, Japan.

            Prior to May 7, 2010 we held a minority interest in Liberty International, PLC, or Liberty, a U.K. Real Estate Investment Trust that operated regional shopping centers and owned other prime retail assets throughout the U.K. Effective May 7, 2010, Liberty completed a demerger in which it was separated into two companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. Liberty shareholders acquired the same number of shares of CSCG and CAPC as they owned in Liberty. CSCG operates regional shopping centers and is the owner of other retail assets primarily located in the United Kingdom. CAPC is predominantly focused on property investment and development in central London. Our interest in CSCG and CAPC is adjusted to their quoted market price, including a related foreign exchange component. Our interests in CSCG and CAPC are less than 6% of their outstanding shares respectively.

            The following property table summarizes certain data for our properties located in Europe, Japan, Mexico, and Korea at December 31, 2010.

Simon Property Group, L.P. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership		Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	ITALY
1.	Ancona — Senigallia	Senigallia (Ancona)	Fee	49.0%		1995	82,800	IPERSimply, Samoiraghi & Vigano
2.	Ascoli Piceno — Grottammare	Grottammare (Ascoli Piceno)	Fee	49.0%		1995	94,800	IPERSimply
3.	Ascoli Piceno — Porto Sant'Elpidio	Porto Sant'Elpidio (Ascoli Piceno)	Fee	49.0%		1999	162,300	Auchan, Benetton, Giacomelli Sport, Bata Superstore
4.	Bari — Casamassima	Casamassima (Bari)	Fee	49.0%		1995	547,800	Auchan, Coin, Upim, Oviesse, Leroy Merlin, Decathlon
	5.Bari — Modugno	Modugno (Bari)	Fee	49.0%		2004	143,500	Auchan, Euronics, Inverso
6.	Brescia — Mazzano	Mazzano (Brescia)	Fee / Leasehold	49.0	%(2)	1994	230,700	Auchan, Bricocenter, Trony, Bata, Conbipel, OVS
7.	Brindisi-Mesagne	Mesagne (Brindisi)	Fee	49.0%		2003	228,600	Auchan, Euronics, Iper Sport, Benetton
8.	Cagliari — Santa Gilla	Cagliari	Fee / Leasehold	49.0	%(2)	1992	190,700	Auchan, Bricocenter, Bata
9.	Catania — La Rena	Catania	Fee	49.0%		1998	146,200	Auchan
10.	Catania	Catania	Fee	24.0%		2010	641,700	Auchan
11.	Cinisello	Cinisello (Milano)	Fee	49.0%		2007	375,600	Auchan, H&M, Darty, Scarpe & Scarpe, Conbipel, Piazza Italia, Nike
12.	Cuneo	Cuneo (Torino)	Fee	49.0%		2004	282,200	Auchan, Bricocenter, Decathlon, Euronics, OVS Industry
13.	Giugliano	Giugliano (Napoli)	Fee	49.0	%(4)	2006	754,500	Auchan, Piazza Italia, Conbipel, Euronics, Oviesse, Eldo, Leroy Merlin, Decathlon, Scarpe & Scarpe, Alcott, Bershka, Fair, Zara, Pull & Bear
14.	Milano — Rescaldina	Rescaldina (Milano)	Fee	49.0%		2000	377,100	Auchan, Bricocenter, Media World, OVS Industry
15.	Milano — Vimodrone	Vimodrone (Milano)	Fee	49.0%		1989	190,600	Auchan, Bricocenter
16.	Napoli — Pompei	Pompei (Napoli)	Fee	49.0%		1990	91,400	Auchan, Euronics
17.	Napoli — Argine	Napli	Fee	24.0%		2010	296,200	Auchan, Euronics, Pia Aitalia,
18.	Nola — Volcano Buono	Nola (Napoli)	Ground Lease (2080)	22.1%		2007	876,000	Auchan, Coin, Holiday Inn, Media World, Alcott, Bershka, H&M, Nike, Zara, Zara Home
19.	Padova	Padova	Fee	49.0%		1989	105,800	Auchan
20.	Palermo	Palermo	Fee	49.0%		1990	82,900	Auchan
21.	Pesaro — Fano	Fano (Pesaro)	Fee	49.0%		1994	112,300	Auchan, Euronics
22.	Pescara	Pescara	Fee	49.0%		1998	161,500	Auchan, Upim, Euronics
23.	Pescara — Cepagatti	Cepagatti (Pescara)	Fee	49.0%		2001	269,800	Auchan, Bata, Expert, Conbipel
24.	Piacenza — San Rocco al Porto	San Rocco al Porto (Piacenza)	Fee	49.0%		1992	179,200	Auchan, Euronics, Benetton
25.	Roma — Collatina	Collatina (Roma)	Fee	49.0%		1999	63,600	Auchan
26.	Sassari — Predda Niedda	Predda Niedda (Sassari)	Fee / Leasehold	49.0	%(2)	1990	233,700	Auchan, Bricocenter, OVS Industry, Bata
27.	Taranto	Taranto	Fee	49.0%		1997	201,700	Auchan, Bricocenter, OVS Industry, Expert, Iper Sport
28.	Torino	Torino	Fee	49.0%		1989	171,800	Auchan, OVS Industry, Norouto, Benetton
29.	Torino — Venaria	Venaria (Torino)	Fee	49.0%		1982	165,600	Auchan, Bricocenter
30.	Venezia — Mestre	Mestre (Venezia)	Fee	49.0%		1995	246,700	Auchan, Oviesse, Benetton, Scarpe & Scarpe
31.	Vicenza	Vicenza	Fee	49.0%		1995	98,500	Auchan, Piazza Italia
32.	Ancona	Ancona	Leasehold	49.0	%(3)	1993	165,200	Auchan, King Sport, Upim, L'isola del Ristoro
33.	Bergamo	Bergamo	Leasehold	49.0	%(3)	1976	119,900	Auchan
34.	Brescia — Concesio	Concesio (Brescia)	Leasehold	49.0	%(3)	1972	117,500	Auchan, Bata
35.	Cagliari — Marconi	Cagliari	Leasehold	49.0	%(3)	1994	193,400	Auchan, Bricocenter, Bata. Trony, Cisalfa, Conbipel
36.	Catania — Misterbianco	Misterbianco (Catania)	Leasehold	49.0	%(3)	1989	99,300	Auchan
37.	Merate — Lecco	Merate (Lecco)	Leasehold	49.0	%(3)	1976	162,000	Auchan, Bricocenter, Super Media
38.	Milano — Cesano Boscone	Cesano Boscone (Milano)	Leasehold	49.0	%(3)	2005	283,900	Auchan, Darty
39.	Milano — Nerviano	Nerviano (Milano)	Leasehold	49.0	%(3)	1991	111,600	Auchan
40.	Monza	Monza	Leasehold	49.0	%(3)		211,700	Auchan, UniEuro, Adidas, Conbipel, H&M
41.	Napoli — Mugnano di Napoli	Mugnano di Napoli	Leasehold	49.0	%(3)	1992	192,900	Auchan, Bricocenter, OVS Industry, Eldo
42.	Olbia	Olbia	Leasehold	49.0	%(3)	1993	207,600	Auchan, Terranova, Bata, Unieuro, Zara
43.	Roma — Casalbertone	Roma	Leasehold	49.0	%(3)	1998	147,600	Auchan, Cisalfa, OVS Industry, Benetton
44.	Torino — Rivoli	Rivoli (Torino)	Leasehold	49.0	%(3)	1986	94,100	Auchan, OVS Industry, Norauto
45.	Verona — Bussolengo	Bussolengo (Verona)	Leasehold	49.0	%(3)	1975	164,600	Auchan, Bricocenter, Bata

	Subtotal Italy						10,077,100

Simon Property Group, L.P. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	JAPAN
46.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	224,800	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, Lanvin en Bleu, Laundry, McGregor, MK Michel Klein Homme, Pal Zileri, Tommy Hilfiger, Ralph Lauren
47.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	482,000	Armani Factory Store, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
48.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	365,100	Adidas, Armani Factory Store, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
49.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	321,800	Adidas, Armani Factory Store, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Jill Stuart, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren,
50.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani Factory Store, Bally, Beams, Brooks Brothers, Coach, Cynthia Rowley, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Escada, Etro, French Connection, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralph Lauren
51.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Beams, Brooks Brothers, Bose, Coach, Jill Stuart, Kipling, Laundry, Levi's, Miss Sixty, Pleats Please Issey Miyake, Ray Ban, Tasaki
52.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	289,600	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Lacoste, Laundry, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
53.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	239,800	Adidas, Armani Factory Store, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					2,478,100
	MEXICO
54.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Roberto Cavalli, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	SOUTH KOREA
55.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	276,200	Adidas, Giorgio Armani, Bally, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Furla, Gucci, Lacoste, Marc Jacobs, Marks & Spencer, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood,

	TOTAL INTERNATIONAL ASSETS					13,109,400

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
  (4)
  GCI owns 100% of the shopping gallery at this center which consists of 177,600 sf of leaseable area. In addition, GCI owns a 40% interest in the retail parks at this center, which consist of 446,900 sf of leasable area.

  Land

            We have direct or indirect ownership interests in approximately 550 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            Due to the size of our portfolio, we focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 295 million kWhs since 2003. This represents a 22% percent reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $34 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 182,000 metric tons CO2e.

            In 2010, Simon Property was awarded NAREIT's Leader in the Light Award for the sixth year in a row and is the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. Simon Property was also included in the 2009 Carbon Disclosure Project's Global 500 Carbon Disclosure Leadership Index. The 2009 Carbon Disclosure Leadership Index highlights 50 companies worldwide that have displayed the most professional approach to corporate governance with respect to climate change disclosure practices. Simon Property was the only real estate company to be recognized.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2010

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Anderson Mall	6.20%		$26,754		$2,216		10/10/12
Arsenal Mall HCHP	8.20%		846		202		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		90,885		6,154		07/01/13
Birch Run Premium Outlets	5.95%		109,113	(39)	8,078		04/11/16
Bloomingdale Court	8.15%		26,262		2,495		11/01/15
Brunswick Square	5.65%		80,965		5,957		08/11/14
Calhoun Premium Outlets	5.79%		20,974	(34)	1,519		09/01/16
Carolina Premium Outlets — Smithfield	9.10%		19,047	(6)	2,114		03/10/13	(25)
Century III Mall	6.20%		78,973	(9)	6,541		10/10/12
Chesapeake Square	5.84%		68,796		5,162		08/01/14
The Crossings Premium Outlets	5.85%		50,927		4,649		03/13/13
Crystal River	9.63%		14,441		1,385		11/11/30
Dare Centre	9.10%		1,586	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		2,815		284		01/01/15
Desoto Square	5.89%		63,156		4,561		07/01/14
Ellenton Premium Outlets	5.51%		107,735	(21)	7,646		01/11/16
The Factory Shoppes at Branson Meadows	9.10%		8,858	(6)	983		03/10/13	(25)
Factory Stores of America	9.10%		15,306	(6)	1,699		03/10/13	(25)
Florida City Outlet Center	5.51%		10,995	(21)	780		01/11/16
Forest Mall	6.20%		15,883	(10)	1,316		10/10/12
Forest Plaza	7.50%		18,685		1,685		10/10/19
Gaffney Premium Outlets	5.79%		38,065	(34)	2,757		09/01/16
Gateway Shopping Center	5.89%		87,000		5,124	(2)	10/01/11
Greenwood Park Mall	8.00%		79,097	(37)	7,044		08/01/16
Grove City Premium Outlets	5.51%		116,314	(21)	8,270		01/11/16
Gulfport Premium Outlets	5.51%		25,948	(21)	1,842		01/11/16
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12
Hagerstown Premium Outlets	5.95%		91,680	(39)	6,787		04/11/16
Henderson Square	6.94%		14,100		1,270		07/01/11
Highland Lakes Center	6.20%		14,641	(9)	1,213		10/10/12
Huntley Outlet Center	5.51%		30,753	(21)	2,183		01/11/16
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	6.99%		74,493	(20)	6,724		08/11/11
Kittery Premium Outlets	5.39	% (11)	43,556	(7)	2,347	(2)	07/10/13	(3)
Knoxville Center	6.99%		56,410	(20)	5,092		08/11/11
Lake View Plaza	8.00%		15,885		1,409		01/01/15
Lakeline Plaza	7.50%		17,504		1,578		10/10/19
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lebanon Premium Outlets	5.51%		15,953	(21)	1,132		01/11/16
Lee Premium Outlets	5.79%		52,358	(34)	3,792		09/01/16
Lighthouse Place Premium Outlets	5.39	% (11)	88,623	(7)	4,775	(2)	07/10/13	(3)
Longview Mall	6.20%		29,726	(9)	2,462		10/10/12
MacGregor Village	9.10%		6,378	(6)	708		03/10/13	(25)
Markland Mall	6.20%		21,031	(10)	1,742		10/10/12
Midland Park Mall	6.20%		30,702	(10)	2,543		10/10/12
Montgomery Mall	5.17%		86,063		6,307		05/11/34
Muncie Plaza	7.50%		7,277		656		10/10/19

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2010

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Naples Outlet Center	5.51%		16,531	(21)	1,173		01/11/16
North Ridge Shopping Center	9.10%		7,790	(6)	865		03/10/13	(25)
Northfield Square	6.05%		27,575		2,485		02/11/14
Northlake Mall	6.99%		65,075	(20)	5,874		08/11/11
Oxford Valley Mall	4.77%		71,000		4,456		12/07/20
Penn Square Mall	7.75%		98,498		8,597		04/01/16
Philadelphia Premium Outlets	4.19	% (11)	190,000		7,969	(2)	07/30/14	(3)
Pismo Beach Premium Outlets	5.84%		33,850	(36)	1,978	(2)	11/06/16
Plaza Carolina — Fixed	7.50%		88,657		7,552		06/01/14
Plaza Carolina — Variable Swapped	7.63	% (11)	97,335		8,498		06/01/14
Pleasant Prairie Premium Outlets	5.51%		61,988	(21)	4,400		01/11/16
Pleasant Prairie Premium Outlets II	6.01%		37,363		2,758		12/01/16
Port Charlotte Town Center	5.30%		48,398		3,232		11/01/20
Prime Outlets Jeffersonville	5.51%		72,175	(21)	5,123		01/11/16
Puerto Rico Premium Outlets	3.75	% (24)	74,516		3,965		05/01/14
Queenstown Premium Outlets	5.84%		66,150	(36)	3,864	(2)	11/06/16
Regency Plaza	5.50	% (24)	3,893	(4)	331		12/14/14	(3)
Richmond Towne Square	6.20%		43,124	(10)	3,572		10/10/12
San Marcos Premium Outlets	5.51%		147,523	(21)	10,470		01/11/16
SB Boardman Plaza Holdings	5.94%		22,601		1,687		07/01/14
Secured Term Loan	0.96	% (1)	735,000		7,061	(2)	03/05/12
South Park Mall	8.00%		195,764	(37)	17,434		08/01/16
St. Charles Towne Plaza	5.50	% (24)	25,303	(4)	2,152		12/14/14	(3)
Stanford Shopping Center	2.41	% (1)	240,000		5,786	(2)	07/01/13	(3)
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	31,856		3,773		01/01/26
Tacoma Mall	7.00%		118,001		10,778		10/01/11
Texas Lifestyle Centers Secured Loan	3.86	% (5)	260,000	(8)	10,026	(2)	09/23/13	(3)
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne West Square	6.99%		48,760	(20)	4,402		08/11/11
Upper Valley Mall	5.89%		47,108		3,406		07/01/14
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Walt Whitman Mall	8.00%		120,622	(37)	10,742		08/01/16
Washington Square	5.94%		27,835		1,653	(2)	07/01/16	(3)
Waterloo Premium Outlets	5.39	% (11)	72,822	(7)	3,923	(2)	07/10/13	(3)
West Ridge Mall	5.89%		67,568		4,885		07/01/14
West Ridge Plaza	5.50	% (24)	4,866	(4)	414		12/14/14	(3)
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,554		1,312		10/10/19
Williamsburg Premium Outlets	5.95%		105,916	(39)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		96,047		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,597,623
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	2.36	% (15)	$585,000		$13,810	(2)	03/31/13
Revolving Credit Facility — Yen Currency	2.23	% (15)	273,637	(33)	6,092	(2)	03/31/13
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 6B	7.75%		77,639	(32)	6,017	(14)	01/20/11
Unsecured Notes — 8B	6.35%		106,065		6,735	(14)	08/28/12
Unsecured Notes — 9B	5.45%		122,288		6,665	(14)	03/15/13

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2010

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13A	5.38%		120,022		6,451	(14)	06/01/11
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14A	5.75%		74,245		4,269	(14)	05/01/12
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15A	5.60%		101,517		5,685	(14)	09/01/11
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16A	5.00%		159,753		7,988	(14)	03/01/12
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19A	5.30%		237,897		12,609	(14)	05/30/13
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21

			10,342,545
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 5	8.25%		83,588	(40)	6,896	(14)	02/01/11
Unsecured Notes — CPG 6	6.88%		50,642		3,482	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		69,334		4,160	(14)	01/15/13

			203,564

Total Consolidated Unsecured Indebtedness			$10,871,109

Total Consolidated Indebtedness at Face Amounts			$17,468,732
Net Premium on Indebtedness			44,207
Net Discount on Indebtedness			(39,179)

Total Consolidated Indebtedness			$17,473,760

Our Share of Consolidated Indebtedness			$17,206,280

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.09%		$136,655	(26)	$10,513		09/25/23
Atrium at Chestnut Hill	6.89%		42,975		3,880		03/11/31
Auburn Mall	6.02%		41,881		3,027		09/01/20
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		69,689		5,325		04/01/13
Busan Premium Outlets	5.70	% (31)	15,025	(17)	856	(2)	12/28/15
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	6.80%		87,225		7,821		03/11/11

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2010

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Circle Centre Mall	5.02%		69,809		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	5.00	% (28)	2,356		431		05/05/12
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	3.16	% (1)	14,250		1,059		07/01/14	(3)
Crystal Mall	5.62%		92,611		7,319		09/11/32
Dadeland Mall	6.75%		177,300		15,566		02/11/32
Domain Residential Phase II	2.26	% (1)	36,569		827	(2)	07/22/13	(3)
Domain Residential Building P	2.26	% (1)	3,657		83	(2)	11/07/11
Domain Westin	2.21	% (1)	39,570		875	(2)	10/15/13	(3)
Eastland Mall	5.79%		168,000		9,734	(2)	06/01/16
Emerald Square Mall	5.13%		126,640		9,479		03/01/13
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Fashion Centre Pentagon Retail	6.63%		146,453		12,838		09/11/11	(25)
Fashion Centre Pentagon Office	5.50	% (30)	40,000		2,200	(2)	10/01/12	(3)
Fashion Valley Mall	4.30%		475,000		20,425	(2)	01/04/21
Firewheel Residential	5.91%		22,931		1,635		11/20/16	(3)
Florida Mall, The	5.25%		373,704		24,849		09/05/20
Gaitway Plaza	4.60%		13,900		640	(2)	07/01/15
Galleria Commerciali Italia — Facility A	5.37	% (16)	301,592		21,531		12/22/11
Galleria Commerciali Italia — Facility B	5.85	% (16)	299,087		22,566		12/22/11
Galleria Commerciali Italia — Catania	1.74	% (16)	92,931		1,614	(2)	12/17/12
Galleria Commerciali Italia — Cinisello — Fixed	5.38	% (16)	96,997		6,719		03/31/15
Galleria Commerciali Italia — Cinisello — Variable	1.76	% (16)	68,003		1,881		03/31/15
Galleria Commerciali Italia — Giugliano A	4.77	% (16)	35,783		1,708	(2)	10/20/13
Galleria Commerciali Italia — Giugliano B	4.78	% (16)	32,401		2,433		10/20/13
Galleria Commerciali Italia — Giugliano C	5.19	% (16)	13,041		1,511		10/20/13
Granite Run Mall	5.83%		114,963		8,622		06/01/16
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	1.57%		58,811	(26)	12,348		10/25/14
Gotemba Premium Outlets — Variable	0.63	% (12)	7,800	(26)	1,349		05/31/12
Hamilton Town Center	1.86	% (1)	95,283		1,773	(2)	05/29/12	(3)
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,494		637		11/01/14
Indian River Mall	5.21%		64,325		4,313		11/01/14
King of Prussia Mall — 1	7.49%		112,899		23,183		01/01/17
King of Prussia Mall — 2	8.53%		7,976		1,685		01/01/17
Kobe Sanda Premium Outlets — Fixed	1.49%		23,142	(26)	3,937		01/31/14
Kobe Sanda Premium Outlets — Variable	0.89	% (12)	58,009	(26)	7,628		01/31/14
Lehigh Valley Mall	5.88%		139,280		9,943		07/05/20
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	5.61%		260,000		14,586	(2)	03/10/17
Mall of New Hampshire	6.23%		133,085		10,079		10/05/15
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Miami International Mall	5.35%		91,592		6,533		10/01/13
Northshore Mall	5.03%		198,255		13,566		03/11/34
Paju Premium Outlets	5.92	% (31)	50,578	(17)	2,994	(2)	04/01/13
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		17,644		2,407		04/01/16
Ridgewood Court	4.60%		14,650		674	(2)	07/01/15
Rinku Premium Outlets	1.85%		27,913	(26)	8,108		11/25/14

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2010

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sano Premium Outlets	0.52	% (12)	42,033	(26)	20,436		05/31/18
Seminole Towne Center	3.26	% (22)	66,560		4,871		08/09/11
Sendai Premium Outlets	0.48	% (12)	37,283	(26)	4,660		10/31/18
Shops at Sunset Place, The	5.62%		78,648		5,892		09/01/20
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		104,947		6,505		08/01/13
Source, The	6.65%		124,000		8,246	(2)	01/31/11
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
SouthPark Residential	3.01	% (1)	21,111		636	(2)	02/23/13
Springfield Mall	4.77	% (11)	67,000		3,194	(2)	11/30/15
Square One	6.73%		84,395		7,380		03/11/12
St. Johns Town Center	5.06%		168,456		11,026		03/11/15
St. John's Town Center Phase II	5.50	% (11)	77,500		4,266	(2)	05/10/15	(3)
Toki Premium Outlets — Fixed	1.80%		8,830	(26)	2,869		10/31/11
Toki Premium Outlets — Variable	1.14	% (12)	16,216	(26)	2,093		04/30/15
Tosu Premium Outlets — Fixed	1.50%		6,298	(26)	2,396		08/24/13
Tosu Premium Outlets — Variable	0.63	% (12)	10,302	(26)	1,536		01/31/12
Valley Mall	5.83%		44,646		3,357		06/01/16
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800		865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		372,347		26,980		05/05/20
Whitehall Mall	7.00%		11,712		1,149		11/01/18
Yeoju Premium Outlets	6.20	% (31)	4,419	(17)	274	(2)	07/31/12

Total Joint Venture Secured Indebtedness at Face Amounts			$8,598,237
Mills Indebtedness at Face Amounts (detail in The Mills Limited Partnership Summary)			$2,810,565

Total Joint Venture and Mills Indebtedness at Face Amounts			$11,408,802
Net Premium on Indebtedness			10,777
Net Discount on Indebtedness			(895)
Total Joint Venture Indebtedness			$11,418,684

Our Share of Joint Venture Indebtedness			$6,562,500	(23)

Mills Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		174,006		12,268		07/01/20
Arundel Marketplace	5.92%		11,187		884		01/01/14
Arundel Mills	6.14%		383,314		28,116		08/01/14
Block at Orange	6.25%		220,000		13,753	(2)	10/01/14
Briarwood Mall	7.50%		118,006		10,641		11/30/16
Colorado Mills	2.04	% (18)	153,574		3,134	(2)	11/12/11
Concord Marketplace	5.76%		13,023		972		02/01/14
Concord Mills Mall	6.13%		160,891		13,208		12/07/12
Del Amo Fashion Center	1.76	% (1)	307,753		5,418	(2)	01/23/13	(3)
Denver West Village	8.15%		21,404		2,153		10/01/11
Discover Mills — 1	7.32%		23,700		1,735	(2)	12/11/11

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2010

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Discover Mills — 2	6.08%		135,000		8,212	(2)	12/11/11
Dover Mall & Commons	2.21	% (29)	83,756	(35)	1,852	(2)	02/01/12	(3)
Esplanade, The	2.21	% (29)	75,136	(35)	1,661	(2)	02/01/12	(3)
Falls, The	7.50%		114,072		10,287		11/30/16
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	2.21	% (29)	125,566	(35)	2,776	(2)	02/01/12	(3)
Grapevine Mills	5.91	% (38)	270,000		15,945	(2)	09/22/14	(3)
Great Mall of the Bay Area	6.01%		270,000		16,227	(2)	08/28/15	(3)
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Katy Mills	6.69%		141,055		12,207		01/09/13
Lakeforest Mall	4.90%		140,061		8,978		07/08/13	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Mall at Tuttle Crossing	5.05%		112,625		7,774		11/05/13
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	1.13	% (27)	140,114		1,584	(2)	01/09/12
Mills Senior Loan Facility	1.51	% (1)	655,000		9,895	(2)	06/07/12	(3)
Net Leases II	9.35%		20,873		1,952	(2)	01/10/23
Northpark Mall — Mills	2.21	% (29)	105,543	(35)	2,333	(2)	02/01/12	(3)
Ontario Mills	4.98	% (11)	175,000		8,718	(2)	12/05/13	(3)
Opry Mills	6.16%		280,000		17,248	(2)	10/10/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
Shops at Riverside, The	1.06	% (1)	138,000		1,464	(2)	11/14/11
Southdale Center	5.18%		157,354		10,430		04/01/13	(3)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/12
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12
Stoneridge Shopping Center	7.50%		226,522		19,214		11/30/16

Total Mills Secured Indebtedness			$7,229,285
Unsecured Indebtedness:
TMLP Trust Preferred Unsecured Securities	7.38%		100,000		7,375	(2)	03/30/36	(19)

Total Mills Unsecured Indebtedness			$100,000

Total Mills Indebtedness at Face Amounts			$7,329,285
Our Share of Mills Indebtedness			$2,810,565

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 70 bps to 450 bps. LIBOR as of December 31, 2010 was 0.26%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

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

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 35 bps to 187.5 bps. Yen LIBOR as of December 31, 2010 was 0.1263%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2010.

(14)
Requires semi-annual payments of interest only.

(15)
$3,900,000 Credit Facility. As of December 31, 2010, the Credit Facility bears interest at LIBOR+210 basis points and provides for different pricing based upon our investment grade rating. As of December 31, 2010, $3.0 billion was available after outstanding borrowings and letter of credits.

(16)
Amounts shown in USD equivalent. Euro equivalent is 709.1 million. Associated with these loans are interest rate swap agreements with a total combined Euro 587.7 million notional amount that effectively fixes Facility A and B, Giugliano, and a portion of Cinisello at 4.88%.

(17)
Amounts shown in USD equivalent. Won Equivalent is 79,228.0 million.

(18)
LIBOR+1.780%, with LIBOR capped at 4.000%.

(19)
Redeemable beginning 3/30/11, pricing re-sets every 5 years based on an index of LIBOR+2.45%.

(20)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(21)
Loans secured by these ten properties are cross-collateralized and cross-defaulted.

(22)
LIBOR+3.000%, with LIBOR capped at 8.500%.

(23)
Our share of indebtedness for joint ventures excludes our share of indebtedness of $146.4 million in joint venture entities in which GCI holds a non-controlling interest.

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

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 35,330.3 million

(27)
LIBOR+0.870%, with LIBOR capped at 4.000%.

(28)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(29)
LIBOR+1.950%, with LIBOR capped at 6.00%.

(30)
LIBOR+4.500%, with LIBOR capped at 8.250%. Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(31)
Variable rate loans based on 91 Day Korea CD rate plus interest rate spreads ranging from 290 bps to 340 bps. The 91 Day Korea CD rate as of December 31, 2010 was 2.80%.

(32)
Senior note was paid off on 1/20/11.

(33)
Amounts shown in US Dollar Equivalent. Balances include borrowings on multi-currency tranche of Yen 22,265.0 million.

(34)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(35)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(36)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(37)
Loans secured by these three properties are cross-collateralized.

(38)
We have executed a swap agreement that fixes the interest rate on $245 million of this loan at 6.26%.

(39)
Loans secured by these three properties are cross-collateralized.

(40)
Senior note was paid off on 2/1/11.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2010, 2009, 2008 are as follows:

	2010	2009	2008
Balance, Beginning of Year	$18,630,302	$18,042,532	$17,218,674
Additions during period:
New Loan Originations	3,709,910	2,073,874	1,833,677
Loans assumed in acquisitions	1,241,907	—	—
Net Premium	4,360	3,162	(7,192)
Deductions during period:
Loan Retirements	(6,053,631)	(1,427,858)	(930,818)
Amortization of Net Premiums	(9,066)	(10,627)	(14,611)
Scheduled Principal Amortization	(50,022)	(50,781)	(57,198)

Balance, Close of Year	$17,473,760	$18,630,302	$18,042,532

Item 3.    Legal Proceedings

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

Item 4.    [Removed and Reserved.]

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on our units:

Declared Distributions
2009
1st Quarter	$0.90
2nd Quarter	0.60
3rd Quarter	0.60
4th Quarter	0.60
2010
1st Quarter	$0.60
2nd Quarter	0.60
3rd Quarter	0.60
4th Quarter	0.80

  Holders

            The number of holders of record of units was 266 as of February 25, 2011.

  Distributions

            We make distributions on our units in order to maintain Simon Property's qualification as a REIT. Simon Property is required each year to distribute to its stockholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined at the discretion of Simon Property's Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon Property's status as a REIT.

            On February 3, 2011, Simon Property's Board of Directors approved a quarterly common stock dividend of $0.80 per share, payable all in cash. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. Distributions during 2010 aggregated $2.60 per unit and were paid entirely in cash. Distributions during 2009, which aggregated to $2.70 per unit, were paid in a combination of cash and units.

  Unregistered Sales of Equity Securities

            We did not issue any equity securities that were not required to be registered under the Securities Act of 1933, as amended, during the fourth quarter of 2010.

  Temporary Equity

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

            Through the redemption date of April 16, 2010, we issued 6,670,589 units as a result of the conversion of 7,871,276 Series I preferred units. In addition, we issued 862,292 units to limited partners, as a result of the conversion of 1,017,480 Series I preferred units at a conversion ratio of .847495.

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

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$3,957,630	$3,775,216	$3,783,155	$3,650,799	$3,332,154
Consolidated income from continuing operations	753,514	387,262	599,560	674,605	729,727
Net income attributable to unitholders	$733,945	$343,572	$529,726	$549,678	$614,911
BASIC EARNINGS PER UNIT:
Income from continuing operations	$2.10	$1.06	$1.88	$2.09	$2.20
Discontinued operations	—	—	—	(0.13)	—

Net income attributable to unitholders	$2.10	$1.06	$1.88	$1.96	$2.20

Weighted average units outstanding	349,976	324,102	282,508	281,035	279,567
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$2.10	$1.05	$1.87	$2.08	$2.19
Discontinued operations	—	—	—	(0.13)	—

Net income attributable to unitholders	$2.10	$1.05	$1.87	$1.95	$2.19

Diluted weighted average units outstanding	350,250	325,764	283,059	281,813	280,471
Distributions per unit (1)	$2.60	$2.70	$3.60	$3.36	$3.04
BALANCE SHEET DATA:
Cash and cash equivalents	$796,718	$3,957,718	$773,544	$501,982	$929,360
Total assets	24,857,429	25,948,266	23,422,749	23,442,466	22,003,173
Mortgages and other indebtedness	17,473,760	18,630,302	18,042,532	17,218,674	15,394,489
Total equity	$5,633,752	$5,182,962	$3,101,967	$3,414,612	$4,040,676
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$1,755,210	$1,720,520	$1,635,887	$1,559,432	$1,316,148
Investing activities	(1,246,695)	(418,991)	(1,022,275)	(2,049,576)	(607,432)
Financing activities	$(3,669,515)	$1,882,645	$(342,050)	$62,766	$(116,404)
Ratio of Earnings to Fixed Charges	1.45x	1.30x	1.46x	1.53x	1.73x

Notes

(1)
Represents distributions on units declared per period.

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

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2010, we owned or held an interest in 338 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 17 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2010, we had ownership interests in 45 European shopping centers in Italy, eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland.

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

            We focus on high quality real estate across the retail real estate spectrum. We expand or modernize to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in markets that exhibit strong population and economic growth.

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

Results Overview

            Diluted earnings per unit of limited partnership interest, or units, increased from $1.05 in 2009 to $2.10 in 2010. Significant factors contributing to the year-over-year change included:

  •
  improved operating performance and core business fundamentals in 2010, coupled with fewer tenant bankruptcies and the recovery of amounts for which we had previously reserved,

  •
  the effect of our acquisition and expansion activity, including the acquisition of Prime Outlets Acquisition Comapany, or Prime,

  •
  a gain due to acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, net of $321.0 million, or $0.91 per diluted unit, primarily driven by the sale of our interest in Simon Ivanhoe in the third quarter of 2010,

  •
  a $350.7 million, or $1.00 per diluted unit, debt extinguishment charge recorded during 2010 related to our two senior unsecured notes tender offers,

  •
  transaction expenses of $69.0 million, or $0.19 per diluted unit, for costs incurred related to the Prime acquisition, other acquisition-related activities and the settlement of a transaction related dispute,

  •
  in 2009, a $140.5 million, or $0.44 per diluted unit, other-than-temporary impairment charge related to our investment in Liberty International PLC, or Liberty, due to the significance and duration of the decline in quoted fair value, including related currency exchange component, below the carrying value of the securities,

  •
  in 2009, a $88.1 million, or $0.27 per diluted unit, net of related tax benefit and noncontrolling interest share, non-cash impairment charge related to three underperforming assets, including one consolidated operating property and two joint venture assets, the write-off of certain predevelopment costs related to projects that we no longer plan to pursue due to economic conditions, and adjustments to carrying values for certain parcels of land, and

  •
  in 2009, net losses related to the sale of assets and interests in unconsolidated entities of $30.1 million, or $0.09 per diluted unit.

            Core business fundamentals during 2010 improved from the difficult economic environment that existed during 2009. Comparable sales per square foot, or psf, increased to $494 psf, or 9.3%, for our regional malls and Premium Outlets. Average base rents increased 1.0% to $38.87 psf as of December 31, 2010, from $38.47 psf as of December 31, 2009. Leasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates resulting in a leasing spread of $1.15 psf as of December 31, 2010, representing a 3.0% increase over expiring rents. Occupancy was 94.2% as of December 31, 2010, as compared to 93.4% as of December 31, 2009, an increase of 80 basis points.

            Internationally, on July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge, Inc., or Ivanhoe Cambridge, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million. A portion of the proceeds was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our $3.9 billion unsecured revolving credit facility, or the Credit Facility.

            Our effective overall borrowing rate at December 31, 2010 decreased four basis points to 5.58% as compared to 5.62% at December 31, 2009. This decrease was primarily due to a $1.3 billion decrease in our portfolio of fixed rate debt ($14.8 billion at December 31, 2010 as compared to $16.1 billion at December 31, 2009) partially offset by an increase in the effective overall borrowing rate on variable rate debt of 74 basis points (1.93% at December 31, 2010 as compared to 1.19% at December 31, 2009). The 74 basis point increase was a result of increased borrowing spreads and LIBOR floors. At December 31, 2010, the weighted average years to maturity of our consolidated indebtedness was approximately 5.9 years as compared to December 31, 2009 of approximately 4.1 years. Our financing activities for the year ended December 31, 2010, included:

  •
  completing two separate cash tender offers for several outstanding series of senior unsecured notes. The first tender offer was for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from January 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes which closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We reported a $165.6 million loss on extinguishment of debt in the first quarter of 2010 as a result of the tender offer.
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
  •
  completing the acquisition of Prime on August 30, 2010, in which we acquired an additional 20 outlet centers subject to existing mortgage loans of approximately $1.2 billion which bear interest at fixed rates ranging from 5.51% to 6.01% and mature at various dates throughout 2016.
  •
  increasing our borrowings on our Credit Facility to $858.6 million during the year ended December 31, 2010.
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

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: occupancy; average base rent per square foot; and comparable sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information below related to community/lifestyle centers, the properties acquired from the Mills Corporation in 2007, or the Mills, from our other U.S. operations. We also do not include any properties located outside of the United States. The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,
  •
  properties we account for under the equity method of accounting as joint ventures, and
  •
  the foregoing two categories of properties on a total portfolio basis.

	2010	%/Basis Points Change(1)		2009	%/Basis Points Change(1)		2008
U.S. Regional Malls and Premium Outlets(2):
Occupancy
Consolidated	94.8%	+80 bps		94.0%	-50 bps		94.5%
Unconsolidated	92.4%	+100 bps		91.4%	-50 bps		91.9%
Total Portfolio	94.2%	+80 bps		93.4%	-40 bps		93.8%
Average Base Rent per Square Foot
Consolidated	$37.39	1.4%		$36.88	5.8%		$34.86
Unconsolidated	$43.44	0.6%		$43.19	2.8%		$42.03
Total Portfolio	$38.87	1.0%		$38.47	4.9%		$36.69
Comparable Sales per Square Foot
Consolidated	$483	9.3%		$442	(5.6%	)	$468
Unconsolidated	$530	9.7%		$483	(7.6%		$523
Total Portfolio	$494	9.3%		$452	(5.8%	)	$480
The Mills®:
Occupancy	93.7%	-20 bps		93.9%	-60 bps		94.5%
Average Base Rent per Square Foot	$19.86	1.2%		$19.62	0.6%		$19.51
Comparable Sales per Square Foot	$391	6.0%		$369	(0.8%	)	$372
Mills Regional Malls:
Occupancy	90.4%	+110 bps		89.3%	190 bps		87.4%
Average Base Rent per Square Foot	$34.97	(1.2%	)	$35.41	(4.3%	)	$36.99
Comparable Sales per Square Foot	$408	7.4%		$380	(9.1%	)	$418
Community/Lifestyle Centers:
Occupancy	91.6%	+90 bps		90.7%	—		90.7%
Average Base Rent per Square Foot	$13.38	(0.5%	)	$13.45	1.8%		$13.25

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

(2)
For comparative purposes, U.S. Regional Malls and Premium Outlets statistical data do not include the 21 Prime properties. As of December 31, 2010, Occupancy of these 21 acquired properties was 95.4%, Average Base Rent per Square Foot was $24.75, and Sales per Square Foot were $423.

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

International Property Data

            The following are selected key operating statistics for certain of our international properties.

	2010	% Change	2009	% Change	2008
European Shopping Centers
Occupancy	97.2%		95.9%		98.4%
Comparable Sales per Square Foot	€388	-3.0%	€400	-2.7%	€411
Average Rent per Square Foot	€26.27	-16.4%	€31.41	4.3%	€30.11
International Premium Outlets(1)
Occupancy	99.8%		99.6%		99.9%
Comparable Sales per Square Foot	¥89,139	-5.6%	¥94,468	2.7%	¥92,000
Average Rent per Square Foot	¥4,766	1.1%	¥4,714	0.6%	¥4,685

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

Results of Operations

            In addition to the activity discussed above in "Results Overview", the following acquisitions, dispositions, and property openings affected our consolidated results from continuing operations in the comparative periods:

  •
  During 2010, we disposed of one regional mall, one community center, and one other retail property.
  •
  On August 30, 2010, we completed our previously announced transaction to acquire 21 outlet centers from Prime, including a center located in Puerto Rico, which was acquired on May 13, 2010.
  •
  On August 1, 2010, we acquired a controlling interest in a regional mall.
  •
  During 2009, we disposed of one regional mall and three community centers.
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

  •
  During 2010, we disposed of one other retail property.
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
  •
  On July 9, 2009, Chelsea Japan Company, Ltd., or Chelsea Japan, the joint venture which operates the Japanese Premium Outlets in which we have a 40% ownership interest, opened Ami Premium Outlets located in Ami, Japan.
  •
  On December 30, 2008, Cincinnati Mills, one of the properties we acquired in the Mills acquisition, was sold. We held a 50% interest the shopping center.
  •
  On October 16, 2008, Chelsea Japan, opened Sendai-Izumi Premium Outlets located in Izumi Park Town, Japan. We hold a 40% ownership interest in Chelsea Japan.
  •
  On August 25, 2008, GCI opened Monza, a 211,600 square foot shopping center in Monza, Italy.
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

            For the purposes of the following comparisons between the years ended December 31, 2010 and 2009 and the years ended December 31, 2009 and 2008, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both the current and prior year.

            During 2010, we disposed of three consolidated properties that had an aggregate carrying value net of any related debt obligations of $0.1 million for aggregate sales proceeds of $5.8 million, resulting in a net gain of $5.7 million. The gain on disposition of these properties recognized in the consolidated statements of operations and the operating results of the properties that we sold or disposed of during 2010 were not significant to our consolidated results of operations. The following lists those consolidated properties we disposed of and the date of disposition:

Property	Date of Disposition
Crossroads Mall	March 4, 2010
Brightwood Plaza	March 30, 2010
Palm Beach Mall	March 31, 2010

            During 2009, we disposed of four consolidated properties that had an aggregate net book value of $13.7 million for aggregate sales proceeds of $3.9 million, resulting in a net loss of $9.8 million. The loss on disposition of these assets recognized in the consolidated statements of operations and the operating results of the properties that we sold or disposed of during 2009 were not significant to our consolidated results of operations. The following lists those consolidated properties we disposed of and the date of disposition:

Property	Date of Disposition
Knoxville Commons	November 2, 2009
Park Plaza	November 2, 2009
Eastland Plaza	October 30, 2009
Raleigh Springs Mall	October 15, 2009

            In 2008 we had no consolidated property dispositions.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

            Minimum rents increased $112.7 million during the 2010 period, due to a $80.9 million increase attributable to the property transactions and an increase in comparable rents of $31.8 million, or 1.4%. The increase in comparable minimum rents was primarily attributable to a $33.8 million increase in base minimum rents and a $6.5 million increase in comparable rents from carts, kiosks, and other temporary tenants, partially offset by a $4.8 million decline in the fair market value of in-place lease amortization and a $3.7 million decrease in straight-line rents. Overage rents increased $25.7 million, or 30.3%, as a result of an increase in tenant sales for the period as compared to the prior year.

            Tenant reimbursements increased $21.6 million, due to a $24.5 million increase attributable to the property transactions, offset by a $2.9 million, or 0.3%, decrease in the comparable properties as a result of a decrease in expenditures allocable to tenants paying common area maintenance on a proportionate basis.

            Total other income increased $25.3 million, principally as a result of the result of the following:

  •
  an increase in lease settlement income of $33.6 million due to a higher number of terminated leases in the period,
  •
  an increase in interest income of $10.1 million due to an increase in our available cash on deposit,
  •
  offset by a $12.4 million decrease in land sale activity, and
  •
  a $6.0 million decrease in net other activity.

            Property operating expenses decreased $11.4 million, or 2.69%, primarily related to lower costs resulting from our cost control and cost reduction initiatives and generally lower cost of utilities. An increase in property operating expenses in the fourth quarter related to the Prime properties was offset by more favorable claims experience by our captive insurance subsidiaries.

            Depreciation and amortization expense decreased $14.8 million due to the impact of the acceleration of depreciation in 2009 for certain properties scheduled for redevelopment, offset by an increase in 2010 of $52.7 million related to the acquisition of the Prime properties and an increase related to openings and expansion activity.

            The provision for credit losses decreased $19.5 million due to a reduction in the number of tenants in default and a decrease in the number of tenants in bankruptcy proceedings compared to the same period in 2009. We also had strong collections of receivables which we had previously established reserves for due to uncertainty of payment.

            During 2010, we incurred $69.0 million in transaction expenses related to acquisitions, potential acquisitions, and the settlement of a transaction related dispute.

            Interest expense increased $35.0 million primarily related to our issuance of unsecured notes totaling $3.2 billion in 2010 and $1.8 billion during 2009 and the result of new or refinanced debt at several properties including debt associated with the Prime acquisition, offset by the purchase of unsecured notes in the January and August 2010 tender offers and mortgage loans which we repaid during the 2010 period.

            During 2010, we incurred a loss on extinguishment of debt of $350.7 million related to the two unsecured note tender offers.

            Income tax expense (benefit) of taxable REIT subsidiaries increased $7.0 million due to the recognition of a $5.8 million tax benefit in 2009 related to the adjustment of the carrying value of our investment in an unconsolidated non-retail real estate entity.

            Income from unconsolidated entities increased $35.7 million primarily due to favorable results of operations over the prior period, the sale of a non-retail building in 2010, a property opening and expansion in Japan, a decrease in the provision for credit losses and interest savings, partially offset by the negative impact to operations of the flood at Opry Mills.

            In 2010, we recognized an $8.2 million impairment charge from an investment in an unconsolidated entity representing the impact of an impairment recorded on an investment property in Italy.

            In 2010, we recorded a gain upon acquisition of a controlling interest and on the sale of interests in unconsolidated entities of $321.0 million primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe, the gain on the acquisition of a controlling interest in a regional mall previously accounted for under the equity method and the gain on sale of Porta di Roma by GCI.

            Preferred unit distribution requirements decreased $29.3 million as a result of the conversion and redemption of the remaining 6% Series I Convertible Perpetual Preferred Units, or Series I preferred units, to units or cash during 2010 and 2009.

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

            Total other income decreased $5.4 million, and was principally the result of the following:

  •
  a $15.4 million decrease in interest income primarily due to lower reinvestment rates and the lower rate applicable to our variable rate loan facility with SPG-FCM Ventures, LLC, or SPG-FCM, and
  •
  a $2.3 million decrease in net other activity, partially offset by
  •
  a $6.5 million increase in land sale activity primarily related to a land sale in the fourth quarter of 2009, and
  •
  a $5.8 million increase in lease settlement income.

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

            During 2009, we recorded $5.7 million in transaction expenses related to costs associated with acquisition related activities. In accordance with the required adoption of a new accounting pronouncement effective January 1, 2009, all transaction costs are expensed as incurred and are no longer capitalized as a component of acquisition cost as prior accounting guidance permitted.

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

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises approximately 11.6% of our total consolidated debt at December 31, 2010. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.0 billion during 2010. In addition, our Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents decreased $3.2 billion during 2010 to $0.8 billion as of December 31, 2010. December 31, 2010 and 2009 balances include $55.3 million and $38.1 million, respectively, related to our co-branded gift card programs, which we do not consider available for general working capital purposes.

            On December 31, 2010, we had available borrowing capacity of approximately $3.0 billion under the Credit Facility, net of outstanding borrowings of $858.6 million and letters of credit of $33.3 million. For the year ended December 31, 2010, the maximum amount outstanding under the Credit Facility was $862.2 million and the weighted average amount outstanding was approximately $580.4 million. The weighted average interest rate was 2.20% for the year ended December 31, 2010.

            We and/or Simon Property also have access to public capital markets and access to private equity from institutional investors at the property level.

            Our business model requires us to regularly access the debt and equity capital markets to raise funds for acquisition and development activity, redevelopment capital, and to refinance maturing debt. We believe we have sufficient cash on hand and availability under our Credit Facility to address our debt maturities and capital needs through 2011.

            As discussed further in "Financing and Debt" below, we conducted two cash tender offers for several outstanding series of unsecured notes during 2010. On January 12, 2010, we commenced a tender offer to purchase ten outstanding series of notes. We subsequently purchased $2.3 billion of notes on January 26, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $2.25 billion of senior unsecured notes issued on January 25, 2010. Additionally, on August 9, 2010, we commenced a tender offer to purchase three outstanding series of notes. We subsequently purchased $1.33 billion of tendered notes on August 17, 2010. The purchase of the notes was primarily funded with proceeds from the sale of $900.0 million of senior unsecured notes issued on August 16, 2010. As a result of the tenders, we extended the weighted average duration of our senior unsecured notes portfolio from 6.8 years to 7.5 years and slightly decreased the weighted average interest rate.

  Loans to SPG-FCM

            As part of the Mills acquisition in 2007, we made loans to SPG-FCM and the Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills. As of December 31, 2010 and 2009, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million and $632.0 million, respectively. During 2010, 2009 and 2008, we recorded approximately $9.9 million, $9.3 million and $15.3 million in interest income (net of inter-entity eliminations) related to this loan, respectively. We also recorded fee income, including fee income amortization related to up-front fees on those loans during 2010, 2009 and 2008 of approximately $0.9 million, $3.7 million and $3.1 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2011, and can be extended for one year.

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

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $2.0 billion during 2010. In addition, we had net repayments from our debt financing and repayment activities in 2010 of $2.4 billion and an additional $350.7 million primarily related to premiums paid to par as a result of the cash tender offers for our senior notes. These activities are further discussed below in "Financing and Debt". Also during 2010, we:

  •
  paid unitholder distributions of $910.5 million,
  •
  paid preferred unit distributions totaling $8.9 million,
  •
  funded consolidated capital expenditures of $256.3 million (includes development and other costs of $38.7 million, renovation and expansion costs of $96.1 million, and tenant costs and other operational capital expenditures of $121.5 million),
  •
  funded investments in unconsolidated entities of $193.9 million,
  •
  redeemed the remaining outstanding shares of Series I preferred units for $11.0 million,
  •
  invested in six mortgage and mezzanine loans secured by real estate with an aggregate carrying value of $395.9 million at December 31, 2010, and
  •
  acquired the 21 Prime outlet centers as further discussed in "Acquisitions and Dispositions" below.

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

            We expect to generate positive cash flow from operations in 2011, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from retail tenants, many of whom have been and continue to be under some degree of economic stress. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our Credit Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

  Financing and Debt

  Unsecured Debt

            Our unsecured debt at December 31, 2010 consisted of approximately $10.0 billion of our senior unsecured notes of and $858.6 million outstanding under our Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points. The Credit Facility also includes a money market competitive bid feature, which allows participating lenders to bid on amounts outstanding at then current market rates of interest for up to 50% of amounts available under the facility. As of December 31, 2010, we are in compliance with all of the covenants of our unsecured debt.

            During the year ended December 31, 2010, our borrowings under the Credit Facility increased primarily as a result of the Prime acquisition partially offset by the repayment of €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility on July 23, 2010. The total outstanding balance of the Credit Facility as of December 31, 2010 was $858.6 million, and the maximum outstanding balance during the year ended December 31, 2010 was $862.2 million. During the year ended December 31, 2010, the weighted average outstanding balance on the Credit Facility was approximately $580.4 million. The outstanding balance as of December 31, 2010 includes $273.6 million (U.S. dollar equivalent) of Yen-denominated borrowings.

            On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from January 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted average coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We recorded a $165.6 million charge to earnings in the first quarter of 2010 as a result of the tender offer.

            On March 18, 2010, we repaid a $300.0 million senior unsecured note which had a fixed rate of 4.875%.

            On June 15, 2010, we repaid a $400.0 million senior unsecured note which had a fixed rate of 4.60%.

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

            On August 16, 2010, we repaid a $400.0 million senior unsecured note which had a fixed rate of 4.875%.

  Secured Debt

            Total secured indebtedness was $6.6 billion at December 31, 2010 and 2009. During the year ended December 31, 2010, we unencumbered five properties by repaying $1.1 billion in mortgage loans with a weighted average interest rate of 4.35%.

            On May 13, 2010, we acquired a property located in Barceloneta, Puerto Rico from Prime subject to an existing $75.2 million mortgage loan. The loan matures on May 1, 2014 and bears interest at LIBOR plus 225 basis points with a LIBOR floor of 1.50%.

            On August 30, 2010, we completed our acquisition of Prime and assumed existing mortgage loans of approximately $1.2 billion which bear interest at fixed rates ranging from 5.51% and 6.01% and mature at various dates throughout 2016.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2010, and 2009, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2010	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2009	Effective Weighted Average Interest Rate
Fixed Rate	$15,471,545	6.05%	$16,814,240	6.10%
Variable Rate	2,002,215	1.93%	1,816,062	1.19%

	$17,473,760	5.58%	$18,630,302	5.62%

            As of December 31, 2010, we had $692.5 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.51%. As of December 31, 2010, the net effect of these agreements effectively converted $692.5 million of variable rate debt to fixed rate debt.

            Contractual Obligations and Off-balance Sheet Arrangements:    In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2010, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2011	2012 to 2013	2014 to 2016	After 2016	Total
Long Term Debt(1)	$895,575	$4,129,255	$6,575,971	$5,867,931	$17,468,732
Interest Payments(2)	946,503	1,671,292	1,775,136	1,726,473	6,119,404
Consolidated Capital Expenditure Commitments	24,361	62,429	—	—	86,790
Consolidated Ground Lease Commitments(3)	25,717	52,187	80,481	913,332	1,071,717

(1)
Represents principal maturities only and therefore, excludes net premiums of $5,028.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2010.

(3)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 of the notes to the accompanying financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2010, we had guaranteed $60.7 million of the total joint venture related mortgage or other indebtedness of $6.6 billion then outstanding. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

  Preferred Unit Activity

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

            On April 16, 2010, we redeemed all of the outstanding Series I preferred units. The redemption price was equal to the liquidation value per unit plus accumulated and unpaid distributions through the redemption date or $50.4917 per unit.

            Through the redemption date, we issued 6,670,589 units as a result of the conversion of 7,871,276 Series I preferred units. In addition, we issued 862,292 units to limited partners as a result of the conversion of 1,017,480 Series I preferred units at a conversion ratio of .847495.

  Acquisitions and Dispositions

            Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. Our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our unitholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    During 2010, we acquired a controlling interest in a regional mall which resulted in a remeasurement of our previously held equity interest to fair value and corresponding gain of approximately $13.0 million. This gain is included in gain (loss) upon acquisition of controlling interest and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

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

            We paid consideration comprised of 80% cash and 20% in units. We issued approximately 1.7 million units with an issuance date fair value of approximately $154.5 million. We funded the cash portion of this acquisition through draws on our Credit Facility.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During 2010, we disposed of one regional mall, one community center, two other retail properties, and our interest in eight international joint venture properties for an aggregate net gain of $308.1 million.

  Development Activity

            New Domestic Developments.    During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new center, which will be wholly owned by us, is expected to open in the first half of 2012. The estimated cost of this project is $138 million, and the carrying amount of the construction in progress as of December 31, 2010 was $37.6 million. Other than this project, our share of other 2010 new developments was not significant.

            Domestic Expansions and Renovations.    In addition to new development, we incur costs related to construction for significant renovation and expansion projects at our properties. In 2011 we expect to reinstitute our redevelopment and expansion initiatives which were previously reduced given the downturn in the economy. We expect our share of development costs for 2011 related to renovation or expansion initiatives to be approximately $350 million. We expect to fund these capital projects with cash flows from operations.

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis:

	2010	2009	2008
New Developments and Other	$39	$160	$327
Renovations and Expansions	96	159	432
Tenant Allowances	103	43	72
Operational Capital Expenditures	18	14	43

Total	$256	$376	$874

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our European investments with Euro-denominated borrowings that act as a natural hedge against local currency fluctuations. This has also been the case with our Premium Outlets in Japan and South Korea where we use Yen and Won denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, Peso and other foreign currencies is not material. We expect our share of international development costs for 2011 will be approximately $90 million, primarily funded through reinvested joint venture cash flow and construction loans.

            In March 2010, two European developments opened, adding approximately 942,000 square feet of GLA for a total net cost of approximately €221 million, of which our share was approximately €53 million, or $64.8 million based on applicable Euro:USD exchange rates. Although we sold our joint venture interest in Simon Ivanhoe, we and Ivanhoe Cambridge have the right to participate with Unibail-Rodamco in the potential development of up to five new retail projects in the Simon Ivanhoe pipeline, subject to customary approval rights. We will own a 25% interest in any of these projects in which we agree to participate.

            On July 14, 2010 Toki Premium Outlets Phase III, a 62,000 square foot expansion to the Toki Premium Outlet located in Toki, Japan, opened to the public. Currently Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, is under construction. The combined projected net cost of these projects is JPY 5.3 billion, of which our share is approximately JPY 2.1 billion, or $25.8 million based on applicable Yen:USD exchange rates.

            Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, is under construction. The projected net cost of this project is KRW 121.2 billion, of which our share is approximately KRW 60.6 billion, or $53.6 million based on applicable KRW:USD exchange rates.

            We have a 50% joint venture investment in Malaysia. Currently, Johor Premium Outlets, a 173,000 square foot center located in Johor, Malaysia is under construction. The projected net cost of this project is MYR 153 million, of which our share is approximately MYR 77 million, or $24.9 million based on applicable MYR:USD exchange rates.

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

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. LIBOR was at historically low levels during 2010. Based upon consolidated indebtedness and interest rates at December 31, 2010, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $10.0 million, and would decrease the fair value of debt by approximately $374.7 million.

Distributions

            Distributions during 2010 aggregated $2.60 per unit and were paid entirely in cash. Distributions during 2009 aggregated $2.70 per unit and were paid in a combination of cash and units. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our consolidated net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the impact of a prolonged recession, our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, and maintenance of our status as a real estate investment trust. We discuss these and other risks and uncertainties under the heading "Risk Factors" in this Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We carried out an evaluation under the supervision and with participation of Simon Property management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Simon Property management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on that assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2010 of Simon Property Group, L.P. and Subsidiaries, and the financial statement schedule listed in the Index at Item 15, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 11, 2011

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

Item 14.    Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made. We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Audit Fees (1)	$2,465,000	$2,853,000
Audit-Related Fees (2)	4,954,000	5,119,000
Tax Fees (3)	351,000	777,000
All Other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon Property, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit-Related Fees include audits of individual properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. Our share of these Audit-Related Fees for the years ended 2010 and 2009 are approximately 47% and 46%, respectively.

(3)
Tax Fees include fees for international and other tax consulting services. Tax Fees also include return compliance services associates with the tax returns for The Mills Corporation and related subsidiaries and joint ventures. Our share of these fees for 2010 and 2009 is approximately 51% and 75%, respectively.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 11, 2011

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2010	December 31, 2009
ASSETS:
Investment properties, at cost	$27,508,735	$25,336,189
Less — accumulated depreciation	7,711,304	7,004,534

	19,797,431	18,331,655
Cash and cash equivalents	796,718	3,957,718
Tenant receivables and accrued revenue, net	426,736	402,729
Investment in unconsolidated entities, at equity	1,390,105	1,468,577
Deferred costs and other assets	1,795,439	1,155,587
Note receivable from related party	651,000	632,000

Total assets	$24,857,429	$25,948,266

LIABILITIES:
Mortgages and other indebtedness	$17,473,760	$18,630,302
Accounts payable, accrued expenses, intangibles, and deferred revenue	993,738	987,530
Cash distributions and losses in partnerships and joint ventures, at equity	485,855	457,754
Other liabilities and accrued distributions	184,855	159,345

Total liabilities	19,138,208	20,234,931

Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	85,469	530,373
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	45,375	45,704
General Partner, 292,961,909 and 285,748,271 units outstanding, respectively	4,785,405	4,412,433
Limited Partners, 60,233,424 and 57,804,779 units outstanding, respectively	983,887	892,603

Total partners' equity	5,814,667	5,350,740
Nonredeemable noncontrolling deficit interests in properties, net	(180,915)	(167,778)

Total equity	5,633,752	5,182,962

Total liabilities and equity	$24,857,429	$25,948,266

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Twelve Months Ended December 31,
	2010	2009	2008
REVENUE:
Minimum rent	$2,429,519	$2,316,838	$2,291,919
Overage rent	110,621	84,922	100,222
Tenant reimbursements	1,083,780	1,062,227	1,065,957
Management fees and other revenues	121,207	124,059	132,471
Other income	212,503	187,170	192,586

Total revenue	3,957,630	3,775,216	3,783,155

EXPENSES:
Property operating	414,264	425,703	455,874
Depreciation and amortization	982,820	997,598	969,477
Real estate taxes	345,960	333,957	334,657
Repairs and maintenance	102,425	91,736	107,879
Advertising and promotion	97,194	93,565	96,783
Provision for credit losses	3,130	22,655	24,035
Home and regional office costs	109,314	110,048	144,865
General and administrative	21,267	18,124	20,987
Impairment charge	—	197,353	16,489
Transaction expenses	68,972	5,697	—
Other	68,045	72,088	69,061

Total operating expenses	2,213,391	2,368,524	2,240,107

OPERATING INCOME	1,744,239	1,406,692	1,543,048
Interest expense	(1,027,091)	(992,065)	(947,140)
Loss on extinguishment of debt	(350,688)	—	(20,330)
Income tax (expense) benefit of taxable REIT subsidiaries	(1,734)	5,220	(3,581)
Income from unconsolidated entities	75,921	40,220	32,246
Impairment charge from investments in unconsolidated entities	(8,169)	(42,697)	(4,683)
Gain (loss) upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	321,036	(30,108)	—

Consolidated income from continuing operations	753,514	387,262	599,560
Discontinued operations	—	—	(25)

CONSOLIDATED NET INCOME	753,514	387,262	599,535
Net income attributable to noncontrolling interests	10,640	5,496	11,091
Preferred unit requirements	8,929	38,194	58,718

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$733,945	$343,572	$529,726

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$610,424	$283,098	$422,517
Limited Partners	123,521	60,474	107,209

Net income attributable to unitholders	$733,945	$343,572	$529,726

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$2.10	$1.06	$1.88

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$2.10	$1.05	$1.87

Consolidated net income	$753,514	$387,262	$599,535
Unrealized gain (loss) on interest rate hedge agreements	28,045	1,509	(50,973)
Net loss on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	(15,769)	(14,754)	(3,205)
Currency translation adjustments	(20,590)	(8,244)	(6,953)
Changes in available-for-sale securities and other	19,934	224,694	(168,619)

Comprehensive income	765,134	590,467	369,785
Comprehensive income attributable to noncontrolling interests	10,640	5,496	11,091

Comprehensive income attributable to unitholders	$754,494	$584,971	$358,694

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$753,514	$387,262	$599,535
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	1,016,027	1,009,490	956,827
Loss on debt extinguishment	350,688	—	—
Impairment charges	8,169	240,050	21,172
(Gain) loss upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net	(321,036)	30,108	—
Straight-line rent	(24,487)	(24,653)	(33,672)
Equity in income of unconsolidated entities	(75,921)	(40,220)	(32,246)
Distributions of income from unconsolidated entities	109,050	105,318	118,665
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	2,144	37,465	(14,312)
Deferred costs and other assets	(40,388)	(28,089)	(21,295)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(22,550)	3,789	41,213

Net cash provided by operating activities	1,755,210	1,720,520	1,635,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(976,276)	—	—
Funding of loans to related parties	(29,500)	(120,000)	(8,000)
Repayments of loans from related parties	10,500	8,700	35,300
Capital expenditures, net	(256,312)	(376,275)	(874,286)
Cash from acquisitions and cash impact from the consolidation of properties	27,015	—	—
Net proceeds from sale of assets and interest in unconsolidated entities	301,425	33,106	—
Investments in unconsolidated entities	(193,925)	(107,204)	(137,509)
Purchase of marketable and non-marketable securities	(16,157)	(132,984)	(355,994)
Sale of marketable securities	26,175	74,116	8,997
Purchase of loans held for investment	(433,033)	—	—
Repayments of loans held for investment	37,574	—	—
Distributions of capital from unconsolidated entities and other	255,819	201,550	309,217

Net cash used in investing activities	(1,246,695)	(418,991)	(1,022,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	4,166	1,642,228	11,106
Purchase of preferred units and partnership units	—	—	(16,009)
Preferred unit redemptions	(10,994)	(87,689)	(1,845)
Distributions to noncontrolling interest holders in properties	(24,615)	(30,706)	(28,251)
Contributions from noncontrolling interest holders in properties	1,058	2,795	4,005
Partnership distributions	(919,443)	(186,050)	(1,075,895)
Loss on debt extinguishment	(350,688)	—	—
Mortgage and other indebtedness proceeds, net of transaction costs	3,858,815	3,220,706	4,456,975
Mortgage and other indebtedness principal payments	(6,227,814)	(2,678,639)	(3,692,136)

Net cash (used in) provided by financing activities	(3,669,515)	1,882,645	(342,050)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,161,000)	3,184,174	271,562
CASH AND CASH EQUIVALENTS, beginning of year	3,957,718	773,544	501,982

CASH AND CASH EQUIVALENTS, end of year	$796,718	$3,957,718	$773,544

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
Balance at December 31, 2007	$49,184	$2,783,828	$722,851	$(141,251)	$3,414,612

General partner contributions (282,106 units)		11,886			11,886
Series J preferred stock premium and amortization	(329)				(329)
Series C preferred units (6,583 units) converted to limited partner common units (4,981 units)	(184)		184		-
Series I preferred units (6,437,072 units) converted to common units (5,151,776 units)		321,854			321,854
Series I preferred units (1,493,904 units) converted to limited partner common units (1,187,238 units)			74,695		74,695
Limited partner units converted to common units (2,574,608 units)		31,351	(31,351)		-
Stock incentive program (276,872 units, net)					-
Amortization of stock incentive		28,640			28,640
Other (includes 162,451 limited partner units converted to cash)		(5,834)	(16,797)	5,103	(17,528)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(23,455)	23,455		-
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,531)	(811,327)	(205,850)	(25,753)	(1,046,461)
Net income, excluding preferred distributions on temporary equity preferred units of $55,187	3,531	422,517	107,209	11,091	544,348
Other comprehensive income (loss)		(183,153)	(46,597)		(229,750)

Balance at December 31, 2008	$48,671	$2,576,307	$627,799	$(150,810)	$3,101,967

General partner contributions (181,850 units)		4,725			4,725
Issuance of units related to Simon Property public offerings (40,250,000 units)		1,638,340			1,638,340
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units converted to common units (1,866,474 units)		24,033	(24,033)		-
Series C preferred units (94,235 units) converted to limited partner units (51,447 units)			2,638		2,638
Series D preferred units (1,269,524 units) converted to limited partner units (614,055 units)			38,086		38,086
Stock incentive program (254,227 units, net)					-
Amortization of stock incentive		22,870			22,870
Other	(2,639)	(5,275)	624	2,712	(4,578)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(171,446)	171,446		-
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(742,700)	(159,392)	(25,176)	(930,605)
Units issued to common unitholders (11,876,076 units) and limited partners (2,637,341 units)		620,503	133,734		754,237
Net income, excluding preferred distributions on temporary equity preferred units of $34,857	3,337	283,098	60,474	5,496	352,405
Other comprehensive income (loss)		161,978	41,227		203,205

Balance at December 31, 2009	$45,704	$4,412,433	$892,603	$(167,778)	$5,182,962

General partner contributions (178,683 units)		5,006			5,006
Issuance of limited partner units (1,813,993)			162,987		162,987
Series J preferred stock premium and amortization	(329)				(329)
Series I preferred units (7,871,276 units) converted to common units (6,670,589 units)		393,564			393,564
Series I preferred units (1,017,480 units) converted to limited partner common units (862,292 units)			50,874		50,874
Limited partner units converted to common units (247,640 units)		3,866	(3,866)		-
Stock incentive program (116,726 units, net)					-
Amortization of stock incentive		16,839			16,839
Issuance of unit equivalents and other		(10,634)	10,569	1,058	993
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		101,556	(101,556)		-
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(757,267)	(153,247)	(24,835)	(938,686)
Net income, excluding preferred distributions on temporary equity preferred units of $5,592	3,337	610,424	123,521	10,640	747,922
Other comprehensive income (loss)		9,618	2,002		11,620

Balance at December 31, 2010	$45,375	$4,785,405	$983,887	$(180,915)	$5,633,752

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these notes to consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P., and its subsidiaries and the term "Simon Property" refers to Simon Property Group, Inc. Simon Property is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2010, we owned or held an interest in 338 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or the Mills acquisition, and 17 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2010, we had ownership interests in 45 European shopping centers in Italy, eight Premium Outlets in Japan, one Premium Outlet in Mexico, and one Premium Outlet in South Korea. On July 15, 2010, we and our joint venture partner sold our collective interests in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, which owned seven shopping centers located in France and Poland.

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
  •
  Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and
  •
  Generating interest income on cash deposits, loans made to related entities and loans held for investment.

2.    Basis of Presentation and Consolidation

            The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated.

            We consolidate properties that are wholly owned or properties where we own less than 100% but we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

            We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. On January 1, 2010, we adopted the amendment on the accounting and disclosure requirements for the consolidation of VIEs. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

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

            Determination of the primary beneficiary of a VIE is based on whether an entity (1) has the power to direct activities that most significantly impact the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2010 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2010, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

            Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, and cash contributions and distributions. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

            As of December 31, 2010, we consolidated 218 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 156 properties, or joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 92 of the 156 joint venture properties, but have determined that our partner or partners have substantive participating rights in regards to the assets and operations of these joint venture properties. Our investments in joint ventures in Europe, Japan, Mexico and Korea comprise 55 of the remaining 64 properties. The international properties are managed by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its wholly-owned subsidiary, The Mills Limited Partnership, or collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a VIE and that Farallon Capital Management, L.L.C., our joint venture partner, has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was as follows:

	For the Year Ended December 31,
	2010	2009	2008
Weighted average ownership interest	83.2%	82.4%	79.8%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

2.    Basis of Presentation and Consolidation (Continued)

            As of December 31, 2010 and 2009, Simon Property's ownership interest was 82.9% and 83.2%, respectively. We adjust the limited partners' interest at the end of each period to reflect their respective interests in us.

            Preferred unit requirements in the accompanying consolidated statements of operations and cash flows represent distributions on outstanding preferred units at the time of declaration of partnership interests held by limited partners.

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2010 presentation. These reclassifications had no impact on previously reported net income attributable to common unitholders or earnings per unit.

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

	For the Year Ended December 31,
	2010	2009	2008
Capitalized interest	$3,715	$14,502	$27,847

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

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments including investments in unconsolidated entities if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary.

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

            Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. We amortize amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. We also estimate the value of other acquired intangible assets, if any, which are amortized over the remaining life of the underlying related intangibles.

  Discontinued Operations

            We reclassify any material operations and gains or losses on disposal related to consolidated properties sold during the period to discontinued operations. There were no consolidated assets sold during 2008. During 2009, we reported a net loss of approximately $9.8 million upon the sale of four consolidated assets. During 2010, we reported a net gain of approximately $5.7 million upon the sale of one regional mall, one community center, and two other retail properties. These gains and losses are reported in gain (loss) upon acquisition of controlling interest, and on sale of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income. The gains and losses on the disposition of these assets and the operating results were not significant to our consolidated results of operations.

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements, and money markets. Our gift card programs are administered by banks. We collect gift card funds at the point of sale and then remit those funds to the banks for further processing. As a result, cash and cash equivalents, as of December 31, 2010 and 2009, includes a balance of $55.3 million and $38.1 million, respectively, related to these gift card programs which we do not consider available for general working capital purposes. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC and SIPC insurance limits. See Notes 4, 8, and 10 for disclosures about non-cash investing and financing transactions.

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

            Our investment in shares of Liberty International PLC, or Liberty, was also accounted for as an available-for-sale security. During 2009, we recognized a non-cash charge of $140.5 million, or $0.44 per diluted share, representing an other-than-temporary impairment in fair value below the carrying value of our investment in Liberty. At June 30 and December 31, 2009, we owned 35.4 million shares at a weighted average original cost per share of £5.74. As of June 30 and December 31, 2009, Liberty's quoted market price was £3.97 and £5.15 per share, respectively. As a result of the significance and duration of the decline in the total share price at June 30, 2009, including currency revaluations, we deemed the decline in value as other-than-temporary impairment establishing a new cost basis of our investment in Liberty. As a result, changes in available-for-sale securities and other in the 2009 consolidated statement of operations and comprehensive income include the reclassification of $140.5 million from accumulated other comprehensive loss to earnings related to this non-cash charge. Prior to the quarter ending June 30, 2009, the changes in value of our Liberty investment were reflected in other comprehensive income. Effective July 1, 2009, we resumed marking to market our Liberty investment through other comprehensive income.

            Effective May 7, 2010, Liberty completed a demerger in which it was separated into two companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. Liberty shareholders acquired the same number of shares of CSCG and CAPC as they owned in Liberty. Our interests in CSCG and CAPC are adjusted to their quoted market price, including a related foreign exchange component. At December 31, 2010, we owned 35.4 million shares of CSCG at a carrying value of £3.03 per share, and 35.4 million shares of CAPC at a carrying value of £0.94 per share. The market value of our investments in CSCG and CAPC was $228.4 million and $82.4 million, respectively, at December 31, 2010. Our aggregate unrealized gain on these investments was approximately $79.0 million at December 31, 2010. The carrying value of our investment in Liberty at December 31, 2009 was $290.0 million with an unrealized gain of $58.2 million.

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of December 31, 2010 and December 31, 2009, we also had investments of $24.9 million and $51.7 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties that previously collateralized the debt. These investments are

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At December 31, 2010 and 2009, we had an investment of $72.4 million and $70 million, respectively, in a non-marketable security that we account for under the cost method. We regularly evaluate this investment for any other-than-temporary decline in its estimated fair value.

            Total net unrealized gains as of December 31, 2010 and December 31, 2009 were approximately $79.3 million and $59.4 million, respectively, and represented the valuation and related currency adjustments for our available-for-sale marketable securities. As of December 31, 2010, we do not consider any declines in value of any of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Fair Value Measurements

            We hold marketable securities that total $511.3 million and $464.1 million at December 31, 2010 and December 31, 2009, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $27.6 million and $13.0 million at December 31, 2010 and December 31, 2009, respectively, and a nominal asset value at December 31, 2010 and 2009. We also have interest rate cap agreements with a nominal asset value. Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Note 8 includes discussion of the fair value of debt measured using level 1 and level 2 inputs. Note 4 includes discussion of fair values recorded in purchase accounting and impairment determination using level 2 and level 3 inputs. Level 3 inputs to our purchase accounting and impairment calculations include our estimations of net operating results of the property, capitalization rates and discount rates.

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

  Segment Disclosure

            Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including regional malls, Premium Outlets, The Mills, and community/lifestyle centers, into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of tenants.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2010	2009
Deferred financing and lease costs, net	$298,674	$265,906
In-place lease intangibles, net	150,199	13,900
Acquired above market lease intangibles, net	12,466	19,424
Marketable securities of our captive insurance companies	90,963	75,703
Goodwill	20,098	20,098
Other marketable securities	420,356	388,427
Loans held for investment	395,934	—
Prepaids, notes receivable and other assets, net	406,749	372,129

	$1,795,439	$1,155,587

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

	2010	2009
Deferred financing and lease costs	$461,315	$417,975
Accumulated amortization	(162,641)	(152,069)

Deferred financing and lease costs, net	$298,674	$265,906

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages and other indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying consolidated statements of operations and comprehensive income include amortization as follows:

	For the Year Ended December 31,
	2010	2009	2008
Amortization of deferred financing costs	$27,806	$20,408	$17,044
Amortization of debt premiums, net of discounts	(9,066)	(10,627)	(14,701)
Amortization of deferred leasing costs	34,801	32,744	31,674

  Loans Held for Investment

            From time to time, we may make investments in mortgage loans or mezzanine loans of entities that own and operate commercial real estate assets located in the United States. Mortgage loans are secured, in part, by mortgages recorded against the underlying properties. Mezzanine loans are secured, in part, by pledges of ownership interests of

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

the entities that own the underlying real estate. Loans held for investment are carried at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method. We evaluate the collectability of both interest and principal of each of our loans quarterly to determine whether the value has been impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the loan held for investment to its estimated realizable value.

            At December 31, 2010, we had investments in six mortgage and mezzanine loans secured by retail real estate with an aggregate carrying value of $395.9 million. These loans mature at various dates through October 2012 with a weighted average maturity of approximately 13 months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.5% and 7.0% with a weighted average interest rate of approximately 5.9% and approximate market rates for instruments of similar quality and duration. During 2010, we recorded $4.6 million in interest income earned from loans held for investment. Payments on each of these loans were current as of December 31, 2010.

  Intangible Assets

            The average life of in-place lease intangibles is approximately 6.6 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The amount of in-place lease intangibles increased during 2010 as a result of the acquisition of Prime Outlets Acquisition Company, or Prime, as further discussed in Note 4. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 3.6 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $39.0 million and $60.9 million as of December 31, 2010 and 2009, respectively. The amount of amortization of above and below market leases, net for the years ended December 31, 2010, 2009, and 2008 was $15.2 million, $20.0 million, and $35.4 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is charged to earnings.

            Details of intangible assets as of December 31 are as follows:

	2010	2009
In-place lease intangibles	$211,541	$90,183
Accumulated amortization	(61,342)	(76,283)

In-place lease intangibles, net	$150,199	$13,900

Acquired above market lease intangibles	$104,690	$104,690
Accumulated amortization	(92,224)	(85,266)

Acquired above market lease intangibles, net	$12,466	$19,424

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            Estimated future amortization, and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2010 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2011	$15,713	$(4,909)	$10,804
2012	10,703	(3,703)	7,000
2013	6,555	(2,592)	3,963
2014	2,824	(1,119)	1,705
2015	1,690	(115)	1,575
Thereafter	1,473	(28)	1,445

	$38,958	$(12,466)	$26,492

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

            As of December 31, 2010, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$692.5 million
Interest Rate Caps	3	$385.0 million

            The carrying value of our interest rate swap agreements, at fair value, is included within other liabilities and was $19.5 million and $13.0 million at December 31, 2010 and December 31, 2009, respectively. At December 31, 2009, we also had interest rate swaps with a carrying value of $0.3 million reported within deferred costs and other assets. The interest rate cap agreements were of nominal value at December 31, 2010 and December 31, 2009 and we generally do not apply hedge accounting to these arrangements. The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $40.1 million and $52.3 million as of December 31, 2010 and 2009, respectively.

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

3.    Summary of Significant Accounting Policies (Continued)

Yen-USD forward contracts during 2010 for an additional ¥1.7 billion that we expect to receive through October 2012 at an average exchange rate of 89.0 JPY:USD. Approximately ¥1.8 billion remains as of December 31, 2010 the aggregate of the 2009 and 2010 contracts. The December 31, 2010 liability balance related to these forwards was $2.1 million and is included in other liabilities and accrued distributions. We have reflected the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts. We entered into two Euro-USD forward contracts during 2010 with an aggregate €200.0 million notional value maturing on June 30, 2011 which were designated as net investment hedges. The December 31, 2010 liability balance related to these forwards was $6.0 million and is included in other liabilities and accrued distributions. We apply hedge accounting and the changes in fair value for these Euro forward contracts are reflected in other comprehensive income (loss). Changes in the value of these hedges are offset by changes in the underlying hedged Euro-denominated joint venture investment.

  Noncontrolling Interests and Temporary Equity

            In addition to noncontrolling redeemable interests in properties, we classify our 6% Series I Convertible Perpetual Preferred Units, or Series I preferred units, and our 7.5% Cumulative Redeemable Preferred Units, or 7.5% preferred units, in temporary equity due to the possibility that we could be required to redeem the securities for cash. Prior to their redemption, as further discussed in Note 10, the holders of the Series I preferred units had the ability to redeem this series of preferred units for cash upon the occurrence of a change in control event, which included a change in the majority of the directors on Simon Property's Board of Directors, or the Board, that occurs over a two year period. Such a change in Board composition could be deemed outside of our control. For the 7.5% preferred units, the redemption of preferred units requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amounts of both of these series of preferred units are equal to their liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            A rollforward of noncontrolling interests for the years ending December 31 is as follows:

	2010	2009	2008
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	$(167,778)	$(150,810)	$(141,251)
Net income attributable to noncontrolling nonredeemable interests	10,640	5,496	11,091
Distributions to noncontrolling nonredeemable interestholders	(24,835)	(25,176)	(25,753)
Issuance of unit equivalents and other	1,058	2,712	5,103

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(180,915)	$(167,778)	$(150,810)

  Accumulated Other Comprehensive Income (Loss)

            The components of our accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2010	2009
Cumulative translation adjustments	$(31,358)	$(10,768)
Accumulated derivative losses, net	(40,069)	(52,345)
Net unrealized gains on marketable securities, net	79,292	59,358

Total accumulated other comprehensive income (loss)	$7,865	$(3,755)

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. As of December 31, 2010 for approximately 84% of our leases in the U.S. regional mall portfolio, we receive a fixed payment from the tenant for the CAM component. Without the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's best estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2010 and 2009 approximated $116.2 million and $117.2 million, respectively, and are included in other liabilities and accrued distributions in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiaries is included within the "Marketable and Non-Marketable Securities" section above.

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

	For the Year Ended December 31,
	2010	2009	2008
Balance, beginning of period	$45,187	$44,650	$33,810
Consolidation of previously unconsolidated entities	426	—	—
Provision for credit losses	3,130	22,655	24,037
Accounts written off, net of recoveries	(17,093)	(22,118)	(13,197)

Balance, end of period	$31,650	$45,187	$44,650

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

            As of December 31, 2010 and 2009, we had a net deferred tax asset of $9.0 million and $8.7 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized. State income, franchise or other taxes were not significant in any of the periods presented.

  Transaction Expenses

            We expense acquisition, potential acquisition and disposition related costs as they are incurred. During the year ended December 31, 2010, we incurred costs for the acquisition of Prime as further discussed in Note 4. We also incurred expenses for other transactions that were not consummated. Additionally, during 2010, we settled, in cash, a transaction-related dispute and recorded a charge to earnings. Transaction expenses for the year ended December 31, 2010 totaled $69.0 million. During the year ended December 31, 2009, we recorded $5.7 million in transaction expenses related to costs associated with significant acquisition related activities.

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

  2010 Acquisitions

            During 2010, we acquired a controlling interest in a previously unconsolidated regional mall which resulted in a remeasurement of our previously held equity interest to fair value and corresponding gain of approximately $13.0 million. This gain is included in gain (loss) upon acquisition of controlling interest and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. On May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our noncontrolling interest from 31.5% to 50.4%.

            On August 30, 2010, we completed our previously announced acquisition of Prime, adding 21 outlet centers, including a center located in Puerto Rico, which was acquired on May 13, 2010. The transaction was valued at

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

approximately $2.3 billion, including the assumption of existing mortgage indebtedness of $1.2 billion and the repayment of $310.7 million of preexisting mortgage loans at closing.

            We paid consideration comprised of 80% cash and 20% in units. We issued approximately 1.7 million units with an issuance date fair value of approximately $154.5 million. We funded the cash portion of this acquisition through draws on our $3.9 billion unsecured revolving credit facility, or the Credit Facility, as further discussed in Note 8.

            The following table summarizes our recording of the assets acquired and liabilities assumed at the acquisition date:

Total
(in millions)
Investment properties	$2,167
Cash and cash equivalents	26
Tenant receivables and accrued revenue, net	4
Deferred costs and other assets (including intangibles)	234

Total assets	$2,431

Mortgages and other indebtedness (including premium of $28)	$1,270
Accounts payable, accrued expenses, intangibles and other	29
Other liabilities	18

Total liabilities	$1,317

            Acquisition related intangibles relate to in-place leases of $193.6 million and were recorded based on their estimated fair values and are reflected within deferred costs and other assets in the accompanying financial statements. The weighted average useful life of these intangibles is approximately 6.0 years and is amortized over the remaining life of the related leases on a straight-line basis and is included within depreciation and amortization in the consolidated statements of operations and comprehensive income.

            We recorded our acquisition of these 21 outlet centers using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their estimated fair values at the date of acquisition. The results of operations of the acquired properties have been included in our consolidated results from the date of acquisition. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition. There have been no significant changes in amounts recorded since the date of acquisition through December 31, 2010.

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

  2010 Dispositions

            During the year ended December 31, 2010, we disposed of one regional mall, one community center, and two other retail properties for which we received proceeds of $5.8 million. The net gain on these disposals was $5.7 million

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

and is included in gain (loss) upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income.

  2009 Dispositions

            During the year ended December 31, 2009, we sold four consolidated properties for which we received proceeds of $3.9 million. The net loss on these disposals totaled $9.8 million and is included in gain (loss) upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income.

  2008 Dispositions

            We had no consolidated property dispositions during the year ended December 31, 2008.

  2009 Impairment

            In 2009, we recorded non-cash impairment charges of $240.1 million ($228.6 million, net of a tax benefit of $5.8 million and noncontrolling interest holders' share of $5.7 million). As discussed in Note 3, this non-cash charge includes a $140.5 million other-than-temporary impairment of our investment in Liberty. In addition, the total charge includes adjustments in the carrying value of one wholly-owned and one joint venture regional mall, a write-down of five land parcels and two joint venture non-retail real estate assets, and certain predevelopment costs related to projects no longer being pursued.

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

	For the Year Ended December 31,
	2010	2009	2008
Net Income Attributable to Unitholders — Basic & Diluted	$733,945	$343,572	$529,726
Weighted Average Units Outstanding — Basic	349,975,924	324,102,292	282,508,087
Effect of stock options of Simon Property	274,460	315,897	551,057

Effect of contingently issuable units from unit distributions	—	1,345,537	—

Weighted Average Units Outstanding — Diluted	350,250,384	325,763,726	283,059,144

            For the year ending December 31, 2010, potentially dilutive securities include options to purchase shares of Simon Property common stock, units granted under our long-term incentive performance programs and preferred units that are convertible into or exchangeable for units. The only security that had a dilutive effect for the year ended December 31, 2010 was stock options of Simon Property. The only securities that had a dilutive effect for the year

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

5.    Per Unit Data (Continued)

ended December 31, 2009 were stock options of Simon Property and contingently issuable units from unit distributions. The only security that had a dilutive effect for the year ended December 31, 2008 was stock options of Simon Property.

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2010	2009	2008
Total distributions paid per unit	$2.60	$2.70	$3.60

Percent taxable as ordinary income	53.82%	99.3%	84.7%
Percent taxable as long-term capital gains	39.68%	0.7%	1.2%
Percent nontaxable as return of capital	6.50%	—	14.1%

	100.0%	100.0%	100.0%

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2010	2009
Land	$2,929,054	$2,757,994
Buildings and improvements	24,263,169	22,265,721

Total land, buildings and improvements	27,192,223	25,023,715
Furniture, fixtures and equipment	316,512	312,474

Investment properties at cost	27,508,735	25,336,189
Less — accumulated depreciation	7,711,304	7,004,534

Investment properties at cost, net	$19,797,431	$18,331,655

Construction in progress included above	$125,227	$281,683

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio. We held joint venture ownership interests in 101 properties in the U.S. as of December 31, 2010. We also held an interest in a joint venture which owned 45 European shopping centers as of December 31, 2010 and we held an interest in two joint ventures which owned 51 European shopping centers as of December 31, 2009. As of December 31, 2010, we also held interests in eight joint venture properties under operation in Japan, one joint venture property under operation in Mexico, one joint venture property under operation and two joint venture properties under development in Korea, and one joint venture property under development in Malaysia. We account for these joint venture properties using the equity method of accounting.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            In May 2010, Opry Mills Mall, a property in which we have a 50% interest through our SPG-FCM joint venture, sustained significant flood damage and remains closed. Insurance proceeds of $50 million have been funded by the primary insurers and remediation work has been completed. The excess insurance carriers (those providing coverage above $50 million) have denied the joint venture's claim for additional proceeds (of up to an additional $150 million) to pay amounts for restoration costs and business interruption losses. We believe recovery under the insurance coverage is probable, but no assurances can be made in that regard.

Loans to SPG-FCM

            As part of the 2007 Mills acquisition, we made loans to SPG-FCM and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills. As of December 31, 2010 and 2009, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million and $632.0 million, respectively. During 2010, 2009 and 2008, we recorded approximately $9.9 million, $9.3 million and $15.3 million in interest income (net of inter-entity eliminations) related to this loan, respectively. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2010, 2009 and 2008 of approximately $0.9 million, $3.7 million and $3.1 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 8, 2011, and can be extended for one year.

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follows. Balance sheet information for the joint ventures is as follows:

	December 31, 2010	December 31, 2009
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,236,594	$21,555,729
Less — accumulated depreciation	5,126,116	4,580,679

	16,110,478	16,975,050
Cash and cash equivalents	802,025	771,045
Tenant receivables and accrued revenue, net	353,719	364,968
Investment in unconsolidated entities, at equity	158,116	235,173
Deferred costs and other assets	525,024	535,398

Total assets	$17,949,362	$18,881,634

Liabilities and Partners' Equity:
Mortgages and other indebtedness	$15,937,404	$16,549,276
Accounts payable, accrued expenses, intangibles, and deferred revenue	748,245	834,668
Other liabilities	961,284	978,771

Total liabilities	17,646,933	18,362,715
Preferred units	67,450	67,450
Partners' equity	234,979	451,469

Total liabilities and partners' equity	$17,949,362	$18,881,634

Our Share of:
Partners' equity	$146,578	$316,800
Add: Excess Investment	757,672	694,023

Our net Investment in Joint Ventures	$904,250	$1,010,823

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

            As of December 31, 2010, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2011	$1,674,563
2012	2,233,471
2013	1,883,954
2014	2,205,723
2015	1,998,785
Thereafter	5,931,026

Total principal maturities	15,927,522
Net unamortized debt premiums and discounts	9,882

Total mortgages and other indebtedness	$15,937,404

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            This debt becomes due in installments over various terms extending through 2036 with interest rates ranging from 0.48% to 9.35% and a weighted average rate of 5.09% at December 31, 2010.

	For the Year Ended December 31,
	2010	2009	2008
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,960,951	$1,965,565	$1,956,129
Overage rent	147,776	132,260	130,549
Tenant reimbursements	950,267	987,028	1,005,638
Other income	223,234	174,611	199,774

Total revenue	3,282,228	3,259,464	3,292,090
Operating Expenses:
Property operating	635,946	656,399	671,268
Depreciation and amortization	793,012	801,618	775,887
Real estate taxes	253,627	261,294	263,054
Repairs and maintenance	105,042	110,606	124,272
Advertising and promotion	61,814	65,124	70,425
Provision for credit losses	4,053	16,123	24,053
Impairment charge	—	18,249	—
Other	210,858	182,201	177,298

Total operating expenses	2,064,352	2,111,614	2,106,257

Operating Income	1,217,876	1,147,850	1,185,833
Interest expense	(868,856)	(884,539)	(969,420)
Gain (loss) from unconsolidated entities	(840)	(4,739)	(5,123)
Impairment charge from investments in unconsolidated entities	(16,671)	—	—
Gain on sale of asset	39,676	—	—

Income from Continuing Operations	371,185	258,572	211,290
Income from discontinued joint venture interests	—	—	47

Net Income	$371,185	$258,572	$211,337

Third-Party Investors' Share of Net Income	$234,799	$170,265	$132,111

Our Share of Net Income	136,386	88,307	79,226
Amortization of Excess Investment	(48,329)	(55,690)	(46,980)
Our Share of Gain on Sale or Disposal of Assets and Interests in unconsolidated entities, net	(20,305)	—	—
Our Share of Impairment Charge from Investments in Unconsolidated Entities	8,169	7,603	—

Income from Unconsolidated Entities, net	$75,921	$40,220	$32,246

  2010 Impairment

            In December 2010, we recognized an $8.2 million non-cash impairment charge representing our share of an impairment on a joint venture investment in a property in Italy for which a decline in value below our carrying amount was deemed other-than-temporary.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

  2009 Impairment

            In December 2009 we recognized non-cash impairment charges of $7.6 million representing our share of impairment charges on joint venture properties. This charge represents adjustments to the carrying value of certain parcels of land and the write-off of predevelopment costs related to certain projects no longer being pursued. In addition, in December 2009 we recognized $35.1 million of impairment charges for investments in certain unconsolidated entities including one regional mall and two non-retail real estate assets for which declines in value below our carrying amount were deemed other-than-temporary.

International Joint Venture Investments

            We account for all of our international joint venture investments using the equity method of accounting and we conduct our international operations through joint venture arrangements.

            European Joint Ventures.    We have a 49% ownership interest in Gallerie Commerciali Italia, or GCI. The carrying amount of our investment in GCI was $330.1 million and $302.2 million as of December 31, 2010 and 2009, respectively, including all related components of accumulated other comprehensive income (loss).

            On July 15, 2010, we and our partner in Simon Ivanhoe, Ivanhoe Cambridge Inc., sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million. A portion of the proceeds was used to repay the €167.4 million (approximately $215 million) principal balance on the Euro-denominated tranche of our Credit Facility.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through our 40% participation in a joint venture with Mitsubishi Estate Co., Ltd. The carrying amount of our investment in this joint venture was $340.8 million and $302.2 million as of December 31, 2010 and 2009, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in Korea through our 50% participation in a joint venture with Shinsegae International Co. As of December 31, 2010 and December 31, 2009, respectively, the carrying amount of our investment in this joint venture was $35.7 million and $26.1 million including all related components of accumulated other comprehensive income (loss).

            In December 2009, we recognized a loss on our 32.5% interests in our shopping centers operating or under development in China. The interests were sold to affiliates of our Chinese partner for approximately $29 million, resulting in a loss of approximately $20 million which is included in gain (loss) upon acquisition of controlling interest, and on sale or disposal of assets and interests in unconsolidated entities, net in the 2009 consolidated statement of operations and comprehensive income.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2010	2009
Fixed-Rate Debt:
Mortgages and other notes, including $31,614 and $9,757 net premiums, respectively. Weighted average interest and maturity of 6.09% and 4.6 years at December 31, 2010.	$5,485,659	$5,239,263
Unsecured notes, including $26,586 and $23 net discounts, respectively. Weighted average interest and maturity of 6.04% and 7.3 years at December 31, 2010.	9,985,886	11,574,977

Total Fixed-Rate Debt	15,471,545	16,814,240
Variable-Rate Debt:
Mortgages and other notes, at face value. Weighted average interest and maturity of 1.65% and 1.8 years at December 31, 2010.	1,143,578	1,370,000
Credit Facility (see below)	858,637	446,062

Total Variable-Rate Debt	2,002,215	1,816,062

Total Mortgages and Other Indebtedness	$17,473,760	$18,630,302

            General.    At December 31, 2010, we have pledged 92 properties as collateral to secure related mortgage notes including 12 pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 52 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Of our 92 encumbered properties, indebtedness on 31 of these encumbered properties and our unsecured debt are subject to various financial performance covenants relating to leverage ratios, annual real property appraisal requirements, debt service coverage ratios, minimum net worth ratios, debt-to-market capitalization, and/or minimum equity values. Our mortgages and other indebtedness may be prepaid but are generally subject to payment of a yield-maintenance premium or defeasance.

            Some of our limited partners guarantee a portion of our consolidated debt through foreclosure guarantees. In total, 25 limited partners provide guarantees of foreclosure of $173.4 million of our consolidated debt at three consolidated properties. In each case, the loans were made by unrelated third party institutional lenders and the guarantees are for the benefit of each lender. In the event of foreclosure of the mortgaged property, the proceeds from the sale of the property are first applied against the amount of the guarantee and also reduce the amount payable under the guarantee. To the extent the sale proceeds from the disposal of the property do not cover the amount of the guarantee, then the limited partner is liable to pay the difference between the sale proceeds and the amount of the guarantee so that the entire amount guaranteed to the lender is satisfied. The debt is non-recourse to us and our affiliates.

Unsecured Debt

            Our unsecured debt consists of approximately $10.0 billion of senior unsecured notes and $858.6 million outstanding under our Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes a facility fee of 40 basis points. The Credit Facility also includes a money market competitive bid feature, which allows participating lenders to bid on amounts outstanding at then current market rates of interest for up to 50% of amounts available under the facility. As of December 31, 2010, we are in compliance with all of the covenants of our unsecured debt.

            During the year ended December 31, 2010, our borrowings under the Credit Facility increased primarily as a result of the acquisition of Prime partially offset by the repayment of €167.4 million (approximately $215 million)

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

principal balance on the Euro-denominated tranche of our Credit Facility on July 23, 2010. The total outstanding balance of the Credit Facility as of December 31, 2010 was $858.6 million, and the maximum outstanding balance during the year ended December 31, 2010 was $862.2 million. During the year ended December 31, 2010, the weighted average outstanding balance on the Credit Facility was approximately $580.4 million. The outstanding balance as of December 31, 2010 includes $273.6 million (U.S. dollar equivalent) of Yen-denominated borrowings. Letters of credit of $33.3 million were outstanding under the Credit Facility at December 31, 2010.

            On January 12, 2010, we commenced a cash tender offer for any and all senior unsecured notes of ten outstanding series with maturity dates ranging from January 2011 to March 2013. The total principal amount of the notes accepted for purchase on January 26, 2010 was approximately $2.3 billion, with a weighted average duration of 2.0 years and a weighted average coupon of 5.76%. We purchased the tendered notes with cash on hand and the proceeds from an offering of $2.25 billion of senior unsecured notes that closed on January 25, 2010. The senior notes offering was comprised of $400.0 million of 4.20% notes due 2015, $1.25 billion of 5.65% notes due 2020 and $600.0 million of 6.75% notes due 2040. The weighted average duration of the notes offering was 14.4 years and the weighted average coupon was 5.69%. We recorded a $165.6 million charge to earnings in the first quarter of 2010 as a result of the tender offer.

            On March 18, 2010, we repaid a $300.0 million senior unsecured note which had a fixed rate of 4.875%.

            On June 15, 2010, we repaid a $400.0 million senior unsecured note which had a fixed rate of 4.60%.

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

            On August 16, 2010, we repaid a $400.0 million senior unsecured note which had a fixed rate of 4.875%.

Secured Debt

            The balance of fixed and variable rate mortgage notes was $6.6 billion at December 31, 2010 and 2009. Of the balance outstanding at December 31, 2010, $5.7 billion is nonrecourse to us. The fixed-rate mortgages generally require monthly payments of principal and/or interest. The interest rates of variable-rate mortgages are typically based on LIBOR. During the year ended December 31, 2010, we unencumbered five properties by repaying $1.1 billion in mortgage loans with a weighted average interest rate of 4.35%.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2010 are as follows:

2011	$895,575
2012	1,823,095
2013	2,306,160
2014	1,796,160
2015	1,680,043
Thereafter	8,967,699

Total principal maturities	17,468,732
Net unamortized debt premium and other	5,028

Total mortgages and other indebtedness	$17,473,760

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2010	2009	2008
Cash paid for interest	$1,015,989	$994,688	$1,001,718

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

            The fair value of our interest rate swap agreements is included within other liabilities and was $19.5 million and $13.0 million at December 31, 2010 and 2009, respectively. At December 31, 2009, we also had interest rate swaps with a fair value of $0.3 million within deferred costs and other assets. The interest rate cap agreements were of nominal net value at December 31, 2010 and 2009. In addition, the unamortized balance of our treasury locks recorded in accumulated other comprehensive income (loss) was $6.5 million as of December 31, 2010. The net deficit from terminated swap agreements is also recorded in accumulated other comprehensive income (loss) and the unamortized balance was $1.3 million as of December 31, 2010. As of December 31, 2010, our outstanding LIBOR based derivative contracts consisted of:

  •
  interest rate cap protection agreements with a notional amount of $385.0 million which mature in July 2011 and June 2014, and

  •
  fixed rate swap agreements with a notional amount of $692.5 million which have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.51%.

            Within the next year, we expect to reclassify to earnings approximately $19.8 million of losses from the current balance held in accumulated other comprehensive income (loss). The amount of ineffectiveness relating to cash flow hedges recognized in income during the periods presented was not material.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

            Our joint ventures may also enter into interest rate swaps or caps, which are recorded at fair value on the joint venture balance sheets. Included in our accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 is our share of the joint ventures' accumulated derivative losses of $20.9 million and $30.1 million, respectively.

Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The carrying value of our consolidated fixed-rate mortgages and other indebtedness, excluding those with an associated fixed to floating swap, was $14.8 billion and $16.1 billion as of December 31, 2010 and 2009, respectively. The fair values of financial instruments and our related discount rate assumptions used in the estimation of fair value for our consolidated fixed-rate mortgages and other indebtedness as of December 31 is summarized as follows:

	2010	2009
Fair value of fixed-rate mortgages and other indebtedness	$16,087	$16,580
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.46%	6.11%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2010 are as follows:

2011	$2,140,123
2012	1,944,020
2013	1,709,738
2014	1,501,966
2015	1,252,753
Thereafter	3,369,238

$11,917,838

            Approximately 0.6% of future minimum rents to be received are attributable to leases with an affiliate of one of our limited partners.

10.    Partners' Equity

Temporary Equity

            We classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash, irrespective of the probability of such a possibility. As a result, we classify one series of

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

preferred units in temporary equity. The carrying values for those securities classified in temporary equity are discussed below and summarized as follows as of December 31:

	2010	2009
7.5% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
6% Series I Convertible Perpetual Preferred Units, 19,000,000 units authorized, 0 and 9,108,635 issued and outstanding, respectively	—	455,432

Total carrying value of preferred units	25,537	480,969
Noncontrolling redeemable interests in properties	59,932	49,404

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$85,469	$530,373

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

            On April 16, 2010, we redeemed all of the outstanding Series I preferred units. The redemption price was equal to the liquidation value per unit plus accumulated and unpaid distributions through the redemption date or $50.4917 per unit.

            Through the redemption date, we issued 6,670,589 units as a result of the conversion of 7,871,276 Series I preferred units. In addition, we issued 862,292 units to limited partners as a result of the conversion of 1,017,480 Series I preferred units at a conversion ratio of .847495.

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

Permanent Equity

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    We issued this series of preferred units in 2004 to replace a series of Chelsea preferred units. Distributions accrue quarterly at an annual rate of 8 3/8% per unit. We can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. These preferred units were issued at a premium of $7.5 million as of the date of our acquisition of Chelsea. The carrying value was $45,375 and $45,704 as of December 31, 2010 and 2009, respectively, including unamortized premiums of $5,528 and $5,856 in 2010 and 2009, respectively. There are 1,000,000 preferred units authorized and 796,948 issued and outstanding.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

            The following authorized series of preferred units had been outstanding in years prior to 2009, but there were no preferred units of such series outstanding at the end of 2010 and 2009: Series B 6.5% Convertible Preferred Units (5,000,000 units); Series C 7.00% Cumulative Convertible Preferred Units (2,700,000 units); Series E 8.00% Cumulative Redeemable Preferred Units (1,000,000 units); Series F 8.75% Cumulative Redeemable Preferred Units (8,000,000 units); Series G 7.89% Cumulative Step-Up Premium Rate Convertible Preferred Units (3,000,000 units); Series H Variable Rate Preferred Units (4,530,000 units); Series K Variable Rate Redeemable Preferred Units (8,000,000 units); and Series L Variable Rate Redeemable Preferred Units (6,000,000 units).

  Unit Issuances and Repurchases

            In 2010, 47 limited partners exchanged 247,640 units for an equal number of shares of common stock of Simon Property. We issued an equal number of units to Simon Property, increasing its ownership interest in us.

            We issued 178,683 units to Simon Property related to employee and director stock options exercised during 2010. We used the net proceeds from the option exercises of approximately $4.9 million for general working capital purposes.

            We issued 6,670,589 units as a result of the conversion of 7,871,276 Series I preferred units as discussed above in "Temporary Equity".

            On May 13, 2010, we issued 77,798 units to the owners of Prime in connection with the acquisition of an outlet center located in Barceloneta, Puerto Rico.

            On August 30, 2010, we issued 1,720,671 units to the owners of Prime in connection with the acquisition of 20 outlet centers as discussed in Note 4.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $16.8 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

            The Simon Property Group 1998 Stock Incentive Plan.    We, along with Simon Property, have a stock incentive plan, or the 1998 plan, which provides for the grant of awards with respect to the equity of Simon Property during a ten-year period, in the form of options to purchase shares of Simon Property common stock, or Options, stock appreciation rights, or SARs, restricted stock grants and performance unit awards, collectively, Awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. An aggregate of 11,300,000 shares of common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of any stock options, and for Simon Property to purchase units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options. Annual stock incentive programs were approved each year from 2001 until 2009 when no program was established.

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

  Long-Term Incentive Performance Program

            On March 16, 2010, the Compensation Committee of the Board approved a Long-Term Incentive Performance Program, or LTIP Program, for certain of our senior executive officers. Awards under the LTIP Program take the form of LTIP Units, a form of limited partnership interest issued by us. During the performance period, participants are entitled to receive on the LTIP Units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP awards as participating securities under the two-class method of computing earnings per unit. Awarded LTIP Units will be considered earned, in whole or in part, depending upon the extent to which the applicable TSR benchmarks, as defined, are achieved during the performance period and, once earned, will become the equivalent of units after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP Units not earned are forfeited.

            The Compensation Committee awarded LTIP Units under three LTIP Programs having one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012, respectively. We refer to these three programs as the one, two and three year 2010 LTIP Programs, or the 2010 LTIP Programs. After the end of each performance period, any earned LTIP Units will then be subject to service-based vesting over a period of two years. One-half of the earned LTIP Units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            The awards made pursuant to the 2010 LTIP Programs have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Grant date fair value was estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair value is being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. During the twelve months ended December 31, 2010, we recognized $12.5 million of compensation expense under the LTIP Programs.

            Restricted Stock.    The 1998 plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a four-year period (25% each year) beginning on January 1 of each year. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to earnings ratably over the vesting period. Through December 31, 2010 a total of 5,109,362

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Partners' Equity (Continued)

shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2010	2009	2008
Restricted stock shares awarded during the year, net of forfeitures	116,726	254,227	276,872
Weighted average fair value of shares granted during the year	$85.17	$29.44	$85.77
Amortization expense	$16,839	$22,870	$28,640

            The weighted average life of our outstanding options as of December 31, 2010 is 0.8 years. Information relating to Director Options and Employee Options from December 31, 2007 through December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2007	1,006,738	$33.48

Granted	—	—
Exercised, none were forfeited during the period	(282,106)	41.96

Shares under option at December 31, 2008	724,632	$30.18

Granted	—	—
Exercised	(181,850)	25.52
Forfeited	(37,100)	70.73

Shares under option at December 31, 2009	505,682	$28.88

Granted	—	—
Exercised, none were forfeited during the period	(178,683)	23.03

Shares under option at December 31, 2010	326,999	$29.75

	Outstanding and Exercisable
Employee Options:		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Options		Weighted Average Exercise Price Per Share
$23.41 - $30.38	266,550	0.23	$25.54
$30.39 - $46.97	34,749	3.09	46.97
$46.98 - $50.17	25,700	3.17	50.17

Total	326,999		$29.75

            No stock options were granted to any non-employee director and there were no stock options previously awarded to non-employee directors that were outstanding from December 31, 2007 through December 31, 2010.

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

11.    Commitments and Contingencies

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

Lease Commitments

            As of December 31, 2010, a total of 31 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2012 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense as follows:

	For the Year Ended December 31,
	2010	2009	2008
Ground lease expense	$36,750	$32,086	$30,681

            Future minimum lease payments due under these ground leases for years ending December 31, excluding applicable extension options, are as follows:

2011	$25,717
2012	25,923
2013	26,264
2014	26,248
2015	26,966
Thereafter	940,599

$1,071,717

Insurance

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., and other financial arrangements controlled by us. The third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion. The current federal laws which provide this coverage are expected to operate through 2014. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2010, we had loan guarantees of $60.7 million underlying joint venture related mortgage or other indebtedness. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlets, The Mills, and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 526 of the approximately 1,320 anchor stores in the properties as of December 31, 2010. An affiliate of one of these retailers is one of our limited partners. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2010 and 2009 as approximately $135 million and $115 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Amounts charged to unconsolidated joint ventures	$118,905	$120,866	$125,663
Amounts charged to properties owned by related parties	4,308	4,522	4,980

            During 2010, 2009 and 2008, we recorded interest income of $9.9 million, $9.3 million and $15.3 million respectively, and financing fee income of $0.9 million, $3.7 million and $3.1 million, respectively, net of inter-entity

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

12.    Related Party Transactions (Continued)

eliminations, related to the loans that we have provided to Mills and SPG-FCM and lending financing services to those entities and the properties in which they hold an ownership interest.

13.    Quarterly Financial Data (Unaudited)

            Quarterly 2010 and 2009 data is summarized in the table below. Quarterly amounts may not equal annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Total revenue	$925,071	$933,566	$979,275	$1,119,718
Operating income	426,916	415,467	397,794	504,062
Consolidated income from continuing operations	20,754	185,152	280,532	267,076
Net income available to unitholders	11,263	183,117	277,101	262,464
Income from continuing operations per unit — Basic	$0.03	$0.52	$0.79	$0.74
Net income per unit — Basic	$0.03	$0.52	$0.79	$0.74
Income from continuing operations per unit — Diluted	$0.03	$0.52	$0.79	$0.74
Net income per unit — Diluted	$0.03	$0.52	$0.79	$0.74
Weighted average units outstanding	343,822,515	350,774,430	352,003,179	353,179,310
Diluted weighted average units outstanding	344,136,257	351,064,361	352,261,889	353,408,976
2009
Total revenue	$918,492	$903,612	$924,932	$1,028,180
Operating income	364,216	224,698	392,177	425,601
Consolidated income (loss) from continuing operations	146,248	(14,108)	139,189	115,933
Net income (loss) available to unitholders	132,502	(27,114)	127,827	110,357
Income (loss) from continuing operations per unit — Basic	$0.45	($0.08)	$0.38	$0.33
Net income (loss) per unit — Basic	$0.45	($0.08)	$0.38	$0.33
Income (loss) from continuing operations per unit — Diluted	$0.45	($0.08)	$0.38	$0.32
Net income (loss) per unit — Diluted	$0.45	($0.08)	$0.38	$0.32
Weighted average units outstanding	292,771,470	325,115,460	338,766,765	341,622,416
Diluted weighted average units outstanding	292,991,380	325,115,460	339,953,846	342,377,675

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

March 11, 2011

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 11, 2011
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	March 11, 2011
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 11, 2011
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 11, 2011
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 11, 2011
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 11, 2011
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 11, 2011

Signature	Capacity	Date

/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 11, 2011
/s/ KAREN N. HORN Karen N. Horn	Director	March 11, 2011
/s/ ALLAN HUBBARD Allan Hubbard	Director	March 11, 2011
/s/ DANIEL C. SMITH Daniel C. Smith	Director	March 11, 2011
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 11, 2011
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 11, 2011

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Regional Malls
Anderson Mall, Anderson, SC	$26,754	$1,712	$15,227	$851	$20,334	$2,563	$35,561	$38,124	$13,687	1972
Arsenal Mall, Watertown, MA	846	14,714	47,680	—	6,430	14,714	54,110	68,824	17,411	1999 (4)
Bangor Mall, Bangor, ME	80,000	5,478	59,740	—	9,404	5,478	69,144	74,622	21,729	2004 (5)
Barton Creek Square, Austin, TX	—	2,903	20,929	7,983	61,142	10,886	82,071	92,957	43,312	1981
Battlefield Mall, Springfield, MO	90,885	3,919	27,231	3,000	62,518	6,919	89,749	96,668	52,350	1970
Bay Park Square, Green Bay, WI	—	6,358	25,623	4,133	23,627	10,491	49,250	59,741	21,470	1980
Bowie Town Center, Bowie, MD	—	2,710	65,044	235	5,789	2,945	70,833	73,778	25,565	2001
Boynton Beach Mall, Boynton Beach, FL	—	22,240	78,804	4,666	25,170	26,906	103,974	130,880	39,730	1985
Brea Mall, Brea, CA	—	39,500	209,202	—	25,682	39,500	234,884	274,384	83,316	1998 (4)
Broadway Square, Tyler, TX	—	11,306	32,431	—	22,257	11,306	54,688	65,994	23,516	1994 (4)
Brunswick Square, East Brunswick, NJ	80,965	8,436	55,838	—	27,967	8,436	83,805	92,241	37,536	1973
Burlington Mall, Burlington, MA	—	46,600	303,618	19,600	90,699	66,200	394,317	460,517	122,167	1998 (4)
Castleton Square, Indianapolis, IN	—	26,250	98,287	7,434	70,451	33,684	168,738	202,422	63,697	1972
Century III Mall, West Mifflin, PA	78,973	17,380	102,364	10	7,083	17,390	109,447	126,837	72,123	1979
Charlottesville Fashion Square, Charlottesville, VA	—	—	54,738	—	13,939	—	68,677	68,677	27,214	1997 (4)
Chautauqua Mall, Lakewood, NY	—	3,257	9,641	—	16,456	3,257	26,097	29,354	12,829	1971
Chesapeake Square, Chesapeake, VA	68,796	11,534	70,461	—	11,517	11,534	81,978	93,512	42,220	1989
Cielo Vista Mall, El Paso, TX	—	1,005	15,262	608	44,663	1,613	59,925	61,538	33,617	1974
College Mall, Bloomington, IN	—	1,003	16,245	720	43,377	1,723	59,622	61,345	28,994	1965
Columbia Center, Kennewick, WA	—	17,441	66,580	—	21,868	17,441	88,448	105,889	34,170	1987
Copley Place, Boston, MA	—	—	378,045	—	88,575	—	466,620	466,620	118,457	2002 (4)
Coral Square, Coral Springs, FL	—	13,556	93,630	—	14,493	13,556	108,123	121,679	54,666	1984
Cordova Mall, Pensacola, FL	—	18,626	73,091	7,321	44,759	25,947	117,850	143,797	36,937	1998 (4)
Cottonwood Mall, Albuquerque, NM	—	10,122	69,958	—	5,082	10,122	75,040	85,162	35,198	1996
Crystal River Mall, Crystal River, FL	14,441	5,393	20,241	—	4,850	5,393	25,091	30,484	11,203	1990
DeSoto Square, Bradenton, FL	63,156	9,011	52,675	—	7,114	9,011	59,789	68,800	24,970	1973
Domain, The, Austin, TX (6)	—	45,152	197,010	—	137,617	45,152	334,627	379,779	39,371	2005
Edison Mall, Fort Myers, FL	—	11,529	107,350	—	28,277	11,529	135,627	147,156	49,499	1997 (4)
Fashion Mall at Keystone, The, Indianapolis, IN	—	—	120,579	—	47,507	—	168,086	168,086	61,436	1997 (4)
Firewheel Town Center, Garland, TX	—	8,636	82,716	—	24,793	8,636	107,509	116,145	25,015	2004
Forest Mall, Fond Du Lac, WI	15,883	721	4,491	—	8,819	721	13,310	14,031	8,209	1973
Forum Shops at Caesars, The, Las Vegas, NV	—	—	276,567	—	210,699	—	487,266	487,266	141,772	1992

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Great Lakes Mall, Mentor, OH	—	12,302	100,362	—	10,478	12,302	110,840	123,142	47,300	1961
Greenwood Park Mall, Greenwood, IN	79,097	2,423	23,445	5,253	115,289	7,676	138,734	146,410	53,749	1979
Gulf View Square, Port Richey, FL	—	13,690	39,991	2,023	18,348	15,713	58,339	74,052	24,499	1980
Gwinnett Place, Duluth, GA	115,000	17,051	141,191	—	4,908	17,051	146,099	163,150	50,674	1998 (5)
Haywood Mall, Greenville, SC	—	11,585	133,893	6	20,669	11,591	154,562	166,153	67,804	1998 (4)
Independence Center, Independence, MO	200,000	5,042	45,798	—	31,354	5,042	77,152	82,194	34,005	1994 (4)
Ingram Park Mall, San Antonio, TX	74,493	733	17,163	73	21,444	806	38,607	39,413	22,437	1979
Irving Mall, Irving, TX	—	6,737	17,479	2,533	40,945	9,270	58,424	67,694	35,644	1971
Jefferson Valley Mall, Yorktown Heights, NY	—	4,868	30,304	—	26,422	4,868	56,726	61,594	30,474	1983
Knoxville Center, Knoxville, TN	56,410	5,006	21,617	3,712	34,423	8,718	56,040	64,758	30,140	1984
La Plaza Mall, McAllen, TX	—	1,375	9,828	6,569	39,449	7,944	49,277	57,221	23,938	1976
Laguna Hills Mall, Laguna Hills, CA	—	27,928	55,446	—	13,916	27,928	69,362	97,290	26,114	1997 (4)
Lakeline Mall, Austin, TX	—	10,088	81,568	14	16,119	10,102	97,687	107,789	40,371	1995
Lenox Square, Atlanta, GA	—	38,058	492,411	—	64,371	38,058	556,782	594,840	190,438	1998 (4)
Lima Mall, Lima, OH	—	7,659	35,338	—	11,638	7,659	46,976	54,635	21,598	1965
Lincolnwood Town Center, Lincolnwood, IL	—	7,907	63,480	28	7,325	7,935	70,805	78,740	39,335	1990
Livingston Mall, Livingston, NJ	—	22,214	105,250	—	37,666	22,214	142,916	165,130	45,636	1998 (4)
Longview Mall, Longview, TX	29,726	259	3,567	124	8,112	383	11,679	12,062	6,282	1978
Mall at Chestnut Hill, The, Chestnut Hill, MA	—	449	24,615	—	—	449	24,615	25,064	701	2002 (5)
Mall of Georgia, Mill Creek, GA	—	47,492	326,633	—	4,965	47,492	331,598	379,090	89,654	1999 (5)
Maplewood Mall, Minneapolis, MN	—	17,119	80,758	—	13,177	17,119	93,935	111,054	27,422	2002 (4)
Markland Mall, Kokomo, IN	21,031	—	7,568	—	10,367	—	17,935	17,935	10,524	1968
McCain Mall, N. Little Rock, AR	—	—	9,515	10,530	11,095	10,530	20,610	31,140	14,879	1973
Melbourne Square, Melbourne, FL	—	15,762	55,891	4,160	27,746	19,922	83,637	103,559	31,357	1982
Menlo Park Mall, Edison, NJ	—	65,684	223,252	—	39,840	65,684	263,092	328,776	100,995	1997 (4)
Midland Park Mall, Midland, TX	30,702	687	9,213	—	16,722	687	25,935	26,622	14,792	1980
Miller Hill Mall, Duluth, MN	—	2,965	18,092	—	29,506	2,965	47,598	50,563	31,404	1973
Montgomery Mall, Montgomeryville, PA	86,063	27,105	86,915	—	26,977	27,105	113,892	140,997	29,056	2004 (5)
Muncie Mall, Muncie, IN	—	172	5,776	52	27,415	224	33,191	33,415	18,186	1970
North East Mall, Hurst, TX	—	128	12,966	19,010	150,597	19,138	163,563	182,701	72,329	1971
Northfield Square Mall, Bourbonnais, IL	27,575	362	53,396	—	1,809	362	55,205	55,567	34,429	2004 (5)
Northgate Mall, Seattle, WA	—	24,369	115,992	—	92,465	24,369	208,457	232,826	66,851	1987
Northlake Mall, Atlanta, GA	65,075	33,400	98,035	—	4,146	33,400	102,181	135,581	56,918	1998 (4)
Northwoods Mall, Peoria, IL	—	1,185	12,779	2,372	36,610	3,557	49,389	52,946	28,766	1983
Oak Court Mall, Memphis, TN	—	15,673	57,304	—	9,188	15,673	66,492	82,165	27,311	1997 (4)
Ocean County Mall, Toms River, NJ	—	20,404	124,945	—	24,479	20,404	149,424	169,828	51,626	1998 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Orange Park Mall, Orange Park, FL	—	12,998	65,121	—	40,006	12,998	105,127	118,125	44,665	1994 (4)
Orland Square, Orland Park, IL	—	35,514	129,906	—	22,651	35,514	152,557	188,071	60,746	1997 (4)
Oxford Valley Mall, Langhorne, PA	71,000	24,544	100,287	—	8,905	24,544	109,192	133,736	53,329	2003 (4)
Paddock Mall, Ocala, FL	—	11,198	39,727	—	16,659	11,198	56,386	67,584	20,655	1980
Penn Square Mall, Oklahoma City, OK	98,498	2,043	155,958	—	28,249	2,043	184,207	186,250	68,745	2002 (4)
Pheasant Lane Mall, Nashua, NH	—	3,902	155,068	550	18,953	4,452	174,021	178,473	57,549	2004 (5)
Phipps Plaza, Atlanta, GA	—	16,725	210,610	—	26,934	16,725	237,544	254,269	84,988	1998 (4)
Plaza Carolina, Carolina, PR	185,992	15,493	279,560	—	21,950	15,493	301,510	317,003	65,576	2004 (4)
Port Charlotte Town Center, Port Charlotte, FL	48,398	5,471	58,570	—	15,792	5,471	74,362	79,833	33,357	1989
Prien Lake Mall, Lake Charles, LA	—	1,842	2,813	3,091	37,574	4,933	40,387	45,320	20,603	1972
Richmond Town Square, Richmond Heights, OH	43,124	2,600	12,112	—	58,662	2,600	70,774	73,374	44,952	1966
River Oaks Center, Calumet City, IL	—	30,560	101,224	—	10,299	30,560	111,523	142,083	42,727	1997 (4)
Rockaway Townsquare, Rockaway, NJ	—	44,116	212,257	27	34,740	44,143	246,997	291,140	82,110	1998 (4)
Rolling Oaks Mall, San Antonio, TX	—	1,929	38,609	—	13,239	1,929	51,848	53,777	27,196	1988
Roosevelt Field, Garden City, NY	—	163,609	702,008	—	36,094	163,609	738,102	901,711	257,321	1998 (4)
Ross Park Mall, Pittsburgh, PA	—	23,541	90,203	—	81,368	23,541	171,571	195,112	65,766	1986
Santa Rosa Plaza, Santa Rosa, CA	—	10,400	87,864	—	11,084	10,400	98,948	109,348	35,805	1998 (4)
Shops at Mission Viejo, The, Mission Viejo, CA	—	9,139	54,445	7,491	150,426	16,630	204,871	221,501	87,292	1979
South Hills Village, Pittsburgh, PA	—	23,445	125,840	2,945	24,469	26,390	150,309	176,699	54,768	1997 (4)
South Shore Plaza, Braintree, MA	—	101,200	301,495	—	147,442	101,200	448,937	550,137	118,145	1998 (4)
Southern Park Mall, Boardman, OH	—	16,982	77,767	97	24,244	17,079	102,011	119,090	44,551	1970
SouthPark, Charlotte, NC	195,764	42,092	188,055	100	165,575	42,192	353,630	395,822	106,810	2002 (4)
St. Charles Towne Center, Waldorf, MD	—	7,710	52,934	1,180	28,677	8,890	81,611	90,501	40,070	1990
Stanford Shopping Center, Palo Alto, CA	240,000	—	339,537	—	5,280	—	344,817	344,817	79,769	2003 (4)
Summit Mall, Akron, OH	65,000	15,374	51,137	—	41,529	15,374	92,666	108,040	33,738	1965
Sunland Park Mall, El Paso, TX	31,856	2,896	28,900	—	8,475	2,896	37,375	40,271	22,544	1988
Tacoma Mall, Tacoma, WA	118,001	37,803	125,826	—	80,839	37,803	206,665	244,468	70,160	1987
Tippecanoe Mall, Lafayette, IN	—	2,897	8,439	5,517	44,075	8,414	52,514	60,928	34,491	1973
Town Center at Aurora, Aurora, CO	—	9,959	56,832	6	56,929	9,965	113,761	123,726	44,584	1998 (4)
Town Center at Boca Raton, Boca Raton, FL	—	64,200	307,317	—	152,520	64,200	459,837	524,037	153,354	1998 (4)
Town Center at Cobb, Kennesaw, GA	280,000	32,355	158,225	—	13,564	32,355	171,789	204,144	57,555	1998 (5)
Towne East Square, Wichita, KS	—	8,525	18,479	1,429	39,035	9,954	57,514	67,468	33,506	1975

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Towne West Square, Wichita, KS	48,760	972	21,203	61	12,060	1,033	33,263	34,296	20,104	1980
Treasure Coast Square, Jensen Beach, FL	—	11,124	72,990	3,067	34,039	14,191	107,029	121,220	43,301	1987
Tyrone Square, St. Petersburg, FL	—	15,638	120,962	—	27,980	15,638	148,942	164,580	60,922	1972
University Park Mall, Mishawaka, IN	—	16,768	112,158	7,000	49,562	23,768	161,720	185,488	98,426	1996 (4)
Upper Valley Mall, Springfield, OH	47,108	8,421	38,745	—	10,434	8,421	49,179	57,600	19,768	1979
Valle Vista Mall, Harlingen, TX	40,000	1,398	17,159	329	20,676	1,727	37,835	39,562	19,546	1983
Virginia Center Commons, Glen Allen, VA	—	9,764	50,547	4,149	11,961	13,913	62,508	76,421	21,303	1991
Walt Whitman Mall, Huntington Station, NY	120,622	51,700	111,258	3,789	42,228	55,489	153,486	208,975	65,360	1998 (4)
Washington Square, Indianapolis, IN	27,835	6,319	36,495	—	11,109	6,319	47,604	53,923	41,851	1974
West Ridge Mall, Topeka, KS	67,568	5,453	34,132	1,168	22,900	6,621	57,032	63,653	26,964	1988
Westminster Mall, Westminster, CA	—	43,464	84,709	—	32,058	43,464	116,767	160,231	40,375	1998 (4)
White Oaks Mall, Springfield, IL	50,000	3,024	35,692	2,102	38,422	5,126	74,114	79,240	31,776	1977
Wolfchase Galleria, Memphis, TN	225,000	15,881	128,276	—	9,482	15,881	137,758	153,639	54,785	2002 (4)
Woodland Hills Mall, Tulsa, OK	96,047	34,211	187,123	—	13,645	34,211	200,768	234,979	68,846	2004 (5)
Premium Outlets
Albertville Premium Outlets, Albertville, MN	—	3,900	97,059	—	4,139	3,900	101,198	105,098	27,603	2004 (4)
Allen Premium Outlets, Allen, TX	—	13,855	43,687	97	16,023	13,952	59,710	73,662	17,726	2004 (4)
Aurora Farms Premium Outlets, Aurora, OH	—	2,370	24,326	—	1,876	2,370	26,202	28,572	14,288	2004 (4)
Birch Run Premium Outlets, Birch Run, MI	109,113	11,432	78,338	—	—	11,432	78,338	89,770	1,476	2010 (4)
Calhoun Premium Outlets, Calhoun, GA	20,974	1,560	13,800	—	—	1,560	13,800	15,360	638	2010 (4)
Camarillo Premium Outlets, Camarillo, CA	—	16,670	224,721	482	62,741	17,152	287,462	304,614	56,768	2004 (4)
Carlsbad Premium Outlets, Carlsbad, CA	—	12,890	184,990	96	2,274	12,986	187,264	200,250	39,874	2004 (4)
Carolina Premium Outlets, Smithfield, NC	19,047	3,170	59,863	—	2,919	3,170	62,782	65,952	19,936	2004 (4)
Chicago Premium Outlets, Aurora, IL	—	659	118,005	—	4,294	659	122,299	122,958	34,690	2004 (4)
Cincinnati Premium Outlets, Monroe, OH	—	14,117	71,520	—	3,199	14,117	74,719	88,836	5,349	2008
Clinton Crossing Premium Outlets, Clinton, CT	—	2,060	107,556	1,532	1,793	3,592	109,349	112,941	28,015	2004 (4)
Columbia Gorge Premium Outlets, Troutdale, OR	—	7,900	16,492	—	2,184	7,900	18,676	26,576	7,957	2004 (4)
Desert Hills Premium Outlets, Cabazon, CA	—	3,440	338,679	—	3,832	3,440	342,511	345,951	69,218	2004 (4)
Edinburgh Premium Outlets, Edinburgh, IN	—	2,857	47,309	—	11,980	2,857	59,289	62,146	18,228	2004 (4)
Ellenton Premium Outlets, Ellenton, FL	107,735	15,396	181,048	—	—	15,396	181,048	196,444	3,868	2010 (4)
Folsom Premium Outlets, Folsom, CA	—	9,060	50,281	—	3,372	9,060	53,653	62,713	18,132	2004 (4)
Gaffney Premium Outlets, Gaffney, SC	38,065	5,162	30,767	—	—	5,162	30,767	35,929	727	2010 (4)
Gilroy Premium Outlets, Gilroy, CA	—	9,630	194,122	—	7,538	9,630	201,660	211,290	49,547	2004 (4)
Grove City Premium Outlets, Grove City, PA	116,314	10,092	128,516	—	—	10,092	128,516	138,608	2,823	2010 (4)
Gulfport Premium Outlets, Gulfport, MS	25,948	—	29,648	—	—	—	29,648	29,648	615	2010 (4)
Hagerstown Premium Outlets, Hagerstown, MD	91,680	3,798	89,724	—	—	3,798	89,724	93,522	1,813	2010 (4)
Houston Premium Outlets, Cypress, TX	—	20,871	69,350	—	48,532	20,871	117,882	138,753	11,578	2007
Jackson Premium Outlets, Jackson, NJ	—	6,413	104,013	3	3,673	6,416	107,686	114,102	22,999	2004 (4)
Jersey Shore Premium Outlets, Tinton Falls, NJ	—	16,141	50,979	—	74,435	16,141	125,414	141,555	12,876	2007
Johnson Creek Premium Outlets, Johnson Creek, WI	—	2,800	39,546	—	5,523	2,800	45,069	47,869	10,653	2004 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Kittery Premium Outlets, Kittery, ME	43,556	11,832	94,994	—	5,859	11,832	100,853	112,685	18,645	2004 (4)
Las Americas Premium Outlets, San Diego, CA	180,000	45,168	251,878	—	3,746	45,168	255,624	300,792	25,052	2007 (4)
Las Vegas Outlet Center, Las Vegas, NV	—	13,085	160,777	—	16,826	13,085	177,603	190,688	30,836	2004 (4)
Las Vegas Premium Outlets, Las Vegas, NV	—	25,435	134,973	450	60,237	25,885	195,210	221,095	43,591	2004 (4)
Lebanon Premium Outlets, Lebanon, TN	15,953	1,723	9,890	—	—	1,723	9,890	11,613	303	2010 (4)
Lee Premium Outlets, Lee, MA	52,358	9,464	54,439	—	—	9,464	54,439	63,903	1,264	2010 (4)
Leesburg Corner Premium Outlets, Leesburg, VA	—	7,190	162,023	—	3,392	7,190	165,415	172,605	43,945	2004 (4)
Liberty Village Premium Outlets, Flemington, NJ	—	5,670	28,904	—	2,279	5,670	31,183	36,853	12,391	2004 (4)
Lighthouse Place Premium Outlets, Michigan City, IN	88,623	6,630	94,138	—	5,517	6,630	99,655	106,285	30,715	2004 (4)
Napa Premium Outlets, Napa, CA	—	11,400	45,023	—	1,669	11,400	46,692	58,092	13,132	2004 (4)
North Bend Premium Outlets, North Bend, WA	—	2,143	36,197	—	2,145	2,143	38,342	40,485	8,182	2004 (4)
North Georgia Premium Outlets, Dawsonville, GA	—	4,300	132,325	—	2,324	4,300	134,649	138,949	34,753	2004 (4)
Orlando Premium Outlets—Vineland Ave., Orlando, FL	—	14,040	304,410	15,855	47,169	29,895	351,579	381,474	65,172	2004 (4)
Orlando Premium Outlets—International Dr., Orlando, FL	—	35,365	449,563	—	—	35,365	449,563	484,928	6,315	2010 (4)
Osage Beach Premium Outlets, Osage Beach, MO	—	9,460	85,804	—	3,484	9,460	89,288	98,748	24,918	2004 (4)
Petaluma Village Premium Outlets, Petaluma, CA	—	13,322	14,067	—	322	13,322	14,389	27,711	7,815	2004 (4)
Philadelphia Premium Outlets, Limerick, PA	190,000	16,676	105,249	—	14,227	16,676	119,476	136,152	19,305	2006
Pismo Beach Premium Outlets, Pismo Beach, CA	33,850	3,837	24,751	—	—	3,837	24,751	28,588	736	2010 (4)
Pleasant Prairie Premium Outlets, Pleasant Prairie, WI	99,351	15,870	126,841	—	—	15,870	126,841	142,711	2,117	2010 (4)
Puerto Rico Premium Outlets, Barceloneta, PR	74,516	20,716	112,948	—	—	20,716	112,948	133,664	3,352	2010 (4)
Queenstown Premium Outlets, Queenstown, MD	66,150	7,005	65,801	—	—	7,005	65,801	72,806	1,211	2010 (4)
Rio Grande Valley Premium Outlets, Mercedes, TX	—	12,229	41,547	—	35,104	12,229	76,651	88,880	16,203	2005
Round Rock Premium Outlets, Round Rock, TX	—	21,977	82,252	—	478	21,977	82,730	104,707	20,621	2005
San Marcos Premium Outlets, San Marcos, TX	147,523	18,482	254,079	—	—	18,482	254,079	272,561	3,602	2010 (4)
Seattle Premium Outlets, Seattle, WA	—	—	103,722	—	16,985	—	120,707	120,707	26,934	2004 (4)
St. Augustine Premium Outlets, St. Augustine, FL	—	6,090	57,670	2	7,356	6,092	65,026	71,118	19,587	2004 (4)
The Crossings Premium Outlets, Tannersville, PA	50,927	7,720	172,931	—	10,311	7,720	183,242	190,962	39,629	2004 (4)
Vacaville Premium Outlets, Vacaville, CA	—	9,420	84,850	—	8,183	9,420	93,033	102,453	28,247	2004 (4)
Waikele Premium Outlets, Waipahu, HI	—	22,630	77,316	—	2,335	22,630	79,651	102,281	22,173	2004 (4)
Waterloo Premium Outlets, Waterloo, NY	72,822	3,230	75,277	—	6,621	3,230	81,898	85,128	24,337	2004 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Williamsburg Premium Outlets, Williamsburg, VA	105,916	11,124	219,681	—	—	11,124	219,681	230,805	3,414	2010 (4)
Woodbury Common Premium Outlets, Central Valley, NY	—	11,110	862,559	1,658	4,580	12,768	867,139	879,907	178,108	2004 (4)
Wrentham Village Premium Outlets, Wrentham, MA	—	4,900	282,031	—	5,057	4,900	287,088	291,988	66,343	2004 (4)
Community/Lifestyle Centers
Arboretum at Great Hills, Austin, TX	—	7,640	36,774	71	8,582	7,711	45,356	53,067	16,363	1998 (4)
Bloomingdale Court, Bloomingdale, IL	26,262	8,748	26,184	—	9,696	8,748	35,880	44,628	18,087	1987
Charles Towne Square, Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	7,616	1976
Chesapeake Center, Chesapeake, VA	—	5,352	12,279	—	753	5,352	13,032	18,384	5,340	1989
Countryside Plaza, Countryside, IL	—	332	8,507	2,554	9,182	2,886	17,689	20,575	8,518	1977
Dare Centre, Kill Devil Hills, NC	1,586	—	5,702	—	202	—	5,904	5,904	1,117	2004 (4)
DeKalb Plaza, King of Prussia, PA	2,815	1,955	3,405	—	1,139	1,955	4,544	6,499	1,907	2003 (4)
Forest Plaza, Rockford, IL	18,685	4,132	16,818	453	11,456	4,585	28,274	32,859	10,851	1985
Gateway Shopping Center, Austin, TX	87,000	24,549	81,437	—	9,775	24,549	91,212	115,761	24,639	2004 (4)
Great Lakes Plaza, Mentor, OH	—	1,028	2,025	—	3,574	1,028	5,599	6,627	1,946	1976
Greenwood Plus, Greenwood, IN	—	1,129	1,792	—	3,737	1,129	5,529	6,658	3,048	1979
Henderson Square, King of Prussia, PA	14,100	4,223	15,124	—	746	4,223	15,870	20,093	3,522	2003 (4)
Highland Lakes Center, Orlando, FL	14,641	7,138	25,284	—	1,581	7,138	26,865	34,003	15,578	1991
Ingram Plaza, San Antonio, TX	—	421	1,802	4	59	425	1,861	2,286	1,270	1980
Keystone Shoppes, Indianapolis, IN	—	—	4,232	—	935	—	5,167	5,167	2,016	1997 (4)
Lake Plaza, Waukegan, IL	—	2,487	6,420	—	1,082	2,487	7,502	9,989	3,855	1986
Lake View Plaza, Orland Park, IL	15,885	4,702	17,543	—	13,176	4,702	30,719	35,421	15,274	1986
Lakeline Plaza, Austin, TX	17,504	5,822	30,875	—	6,498	5,822	37,373	43,195	15,467	1998
Lima Center, Lima, OH	—	1,781	5,151	—	6,860	1,781	12,011	13,792	5,244	1978
Lincoln Crossing, O'Fallon, IL	—	674	2,192	—	784	674	2,976	3,650	1,358	1990
Lincoln Plaza, King of Prussia, PA	—	—	21,299	—	3,289	—	24,588	24,588	10,034	2003 (4)
MacGregor Village, Cary, NC	6,378	502	8,897	—	249	502	9,146	9,648	1,717	2004 (4)
Mall of Georgia Crossing, Mill Creek, GA	—	9,506	32,892	—	311	9,506	33,203	42,709	12,982	2004 (5)
Markland Plaza, Kokomo, IN	—	206	738	—	6,285	206	7,023	7,229	3,274	1974
Martinsville Plaza, Martinsville, VA	—	—	584	—	408	—	992	992	768	1967
Matteson Plaza, Matteson, IL	—	1,771	9,737	—	2,750	1,771	12,487	14,258	6,818	1988
Muncie Plaza, Muncie, IN	7,277	267	10,509	87	1,583	354	12,092	12,446	4,763	1998
New Castle Plaza, New Castle, IN	—	128	1,621	—	1,457	128	3,078	3,206	1,659	1966
North Ridge Plaza, Joliet, IL	—	2,831	7,699	—	4,464	2,831	12,163	14,994	5,370	1985
North Ridge Shopping Center, Raleigh, NC	7,790	385	12,838	—	610	385	13,448	13,833	2,634	2004 (4)
Northwood Plaza, Fort Wayne, IN	—	148	1,414	—	1,682	148	3,096	3,244	1,991	1974
Palms Crossing, McAllen, TX (6)	—	13,496	45,925	—	9,074	13,496	54,999	68,495	8,082	2006
Pier Park, Panama City Beach, FL	—	23,586	73,158	—	41,394	23,586	114,552	138,138	13,515	2006
Regency Plaza, St. Charles, MO	3,893	616	4,963	—	583	616	5,546	6,162	2,650	1988
Richardson Square, Richardson, TX	—	6,285	—	990	15,323	7,275	15,323	22,598	1,467	1977
Rockaway Commons, Rockaway, NJ	—	5,149	26,435	—	7,713	5,149	34,148	39,297	9,132	1998 (4)
Rockaway Town Plaza, Rockaway, NJ	—	—	18,698	2,225	1,961	2,225	20,659	22,884	3,848	2004

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

		Initial Cost (Note 3)		Cost Capitalized Subsequent to Acquisition (Note 3)		Gross Amounts At Which Carried At Close of Period
Name, Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction
Shops at Arbor Walk, The, Austin, TX (6)	—	930	42,546	—	4,295	930	46,841	47,771	7,189	2005
Shops at North East Mall, The, Hurst, TX	—	12,541	28,177	402	4,065	12,943	32,242	45,185	15,380	1999
St. Charles Towne Plaza, Waldorf, MD	25,303	8,377	18,993	—	3,354	8,377	22,347	30,724	11,163	1987
Teal Plaza, Lafayette, IN	—	99	878	—	1,769	99	2,647	2,746	1,604	1962
Terrace at the Florida Mall, Orlando, FL	—	2,150	7,623	—	5,151	2,150	12,774	14,924	5,340	1989
Tippecanoe Plaza, Lafayette, IN	—	—	745	234	5,169	234	5,914	6,148	3,330	1974
University Center, Mishawaka, IN	—	3,071	7,413	—	1,754	3,071	9,167	12,238	7,095	1980
Washington Plaza, Indianapolis, IN	—	941	1,697	—	447	941	2,144	3,085	2,604	1976
Waterford Lakes Town Center, Orlando, FL	—	8,679	72,836	—	14,052	8,679	86,888	95,567	37,570	1999
West Ridge Plaza, Topeka, KS	4,866	1,376	4,560	—	1,926	1,376	6,486	7,862	3,253	1988
White Oaks Plaza, Springfield, IL	14,554	3,169	14,267	—	3,029	3,169	17,296	20,465	7,637	1986
Wolf Ranch Town Center, Georgetown, TX	—	21,785	51,547	—	7,024	21,785	58,571	80,356	12,211	2004
Other Properties
Crossville Outlet Center, Crossville, TN	—	263	4,380	—	208	263	4,588	4,851	1,005	2004 (4)
Factory Merchants Branson, Branson, MO	—	—	19,637	—	2,251	—	21,888	21,888	7,704	2004 (4)
The Shoppes at Branson Meadows, Branson, MO	8,858	—	5,205	—	457	—	5,662	5,662	1,033	2004 (4)
Factory Stores of America — Boaz, AL	2,590	—	924	—	43	—	967	967	160	2004 (4)
Factory Stores of America — Georgetown, KY	6,140	148	3,610	—	49	148	3,659	3,807	666	2004 (4)
Factory Stores of America — Graceville, FL	1,823	12	408	—	116	12	524	536	84	2004 (4)
Factory Stores of America — Lebanon. MO	1,534	24	214	—	—	24	214	238	56	2004 (4)
Factory Stores of America — Nebraska City, NE	1,439	26	566	—	31	26	597	623	117	2004 (4)
Factory Stores of America — Story City, IA	1,780	7	526	—	5	7	531	538	93	2004 (4)
Florida City Outlet Center, Florida City, FL	10,995	1,080	2,874	—	—	1,080	2,874	3,954	115	2010 (4)
Huntley Outlet Center, Huntley, IL	30,753	1,154	3,720	—	—	1,154	3,720	4,874	130	2010 (4)
Nanuet Mall, Nanuet, NY	—	27,310	162,993	—	3,207	27,310	166,200	193,510	165,293	1998 (4)
Naples Outlet Center, Naples, FL	16,531	906	1,363	—	—	906	1,363	2,269	47	2010 (4)
Outlet Marketplace, Orlando, FL	—	6,587	6,274	—	—	6,587	6,274	12,861	261	2010 (4)
University Mall, Pensacola, FL	—	4,256	26,657	—	3,394	4,256	30,051	34,307	29,135	1994
Development Projects
Merrimack Premium Outlets	—	17,306	20,300	—	—	17,306	20,300	37,606	—
Other pre-development costs	—	20,336	997	—	—	20,336	997	21,333	391
Other	72,175	9,791	108,705	—	1,266	9,791	109,971	119,762	9,313

	$5,580,022	2,744,371	$19,388,253	$184,683	$4,874,916	$2,929,054	$24,263,169	$27,192,223	$7,485,822

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2010

(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$25,023,715	$24,907,970	$24,163,367
Acquisitions and consolidations (5)	2,200,102	—	7,640
Improvements	273,255	315,928	797,717
Disposals	(304,849)	(200,183)	(60,754)

Balance, close of year	$27,192,223	$25,023,715	$24,907,970

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2010 was $21,371,250.

(2)       Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance, beginning of year	$6,806,670	$6,015,677	$5,168,565
Depreciation expense	874,450	893,139	871,556
Disposals	(195,299)	(102,146)	(24,444)

Balance, close of year	$7,485,821	$6,806,670	$6,015,677

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

3.1

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 to Simon Property Group, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Eighth Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K dated May 8, 2008).
3.3

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.4 to Simon Property Group, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2006).

3.4

Agreement between Simon property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units (incorporated by reference to Exhibit 3.2 to Simon Property Group, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

4(a)

Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement of Form S-3 filed on October 21, 1996 (Reg. No. 333-11491)).

10.1*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Simon Property Group, Inc.'s Current Report on Form 8-K dated May 8, 2008).
10.2

Option Agreement to acquire the Excluded Retail Property (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 1993 filed by a predecessor of Simon Property Group, L.P.).

10.3

Voting Agreement dated as of June 20, 2004 among the Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group,  L.P. on June 22, 2004).

10.4	$3,565,000,000 Credit Agreement dated as of December 8, 2009 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed December 11, 2009).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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