Form 10-Q
period 2011-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2011-08-05
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	June 30, 2011	December 31, 2010
ASSETS:
Investment properties, at cost	$27,496,266	$27,508,735
Less — accumulated depreciation	8,097,828	7,711,304

	19,398,438	19,797,431
Cash and cash equivalents	789,713	796,718
Tenant receivables and accrued revenue, net	381,895	426,736
Investment in unconsolidated entities, at equity	1,345,912	1,390,105
Deferred costs and other assets	1,967,064	1,795,439
Note receivable from related party	651,000	651,000

Total assets	$24,534,022	$24,857,429

LIABILITIES:
Mortgages and other indebtedness	$17,013,893	$17,473,760
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,049,313	993,738
Cash distributions and losses in partnerships and joint ventures, at equity	606,526	485,855
Other liabilities and accrued distributions	205,028	184,855

Total liabilities	18,874,760	19,138,208

Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	90,161	85,469
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	45,211	45,375
General Partner, 293,594,135 and 292,961,909 units outstanding, respectively	4,749,996	4,785,405
Limited Partners, 60,004,284 and 60,233,424 units outstanding, respectively	970,796	983,887

Total partners' equity	5,766,003	5,814,667
Nonredeemable noncontrolling deficit interests in properties, net	(196,902)	(180,915)

Total equity	5,569,101	5,633,752

Total liabilities and equity	$24,534,022	$24,857,429

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Minimum rent	$649,570	$580,157	$1,293,902	$1,151,767
Overage rent	21,980	14,477	39,121	27,688
Tenant reimbursements	285,623	255,693	567,048	511,621
Management fees and other revenues	31,259	28,349	61,751	56,917
Other income	52,429	54,890	98,913	110,644

Total revenue	1,040,861	933,566	2,060,735	1,858,637

EXPENSES:
Property operating	109,025	101,234	208,567	200,002
Depreciation and amortization	261,298	234,190	527,608	463,099
Real estate taxes	93,424	78,658	186,688	168,387
Repairs and maintenance	24,657	20,605	55,492	44,350
Advertising and promotion	24,958	22,282	46,846	41,118
Provision for credit losses	274	4,487	1,679	1,036
Home and regional office costs	31,453	26,744	60,509	44,059
General and administrative	8,974	5,627	16,640	10,739
Transaction expenses	—	11,269	—	14,969
Other	19,226	13,003	38,244	28,495

Total operating expenses	573,289	518,099	1,142,273	1,016,254

OPERATING INCOME	467,572	415,467	918,462	842,383
Interest expense	(244,517)	(261,463)	(492,634)	(525,422)
Loss on extinguishment of debt	—	—	—	(165,625)
Income tax (expense) benefit of taxable REIT subsidiaries	(703)	510	(1,846)	308
Income from unconsolidated entities	13,821	10,614	32,441	28,196
Gain on sale or disposal of assets and interests in unconsolidated entities	14,349	20,024	13,765	26,066

CONSOLIDATED NET INCOME	250,522	185,152	470,188	205,906
Net income attributable to noncontrolling interests	1,939	2,560	4,050	5,223
Preferred unit requirements	1,312	(525)	2,626	6,303

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$247,271	$183,117	$463,512	$194,380

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$205,121	$152,504	$384,532	$161,877
Limited Partners	42,150	30,613	78,980	32,503

Net income attributable to unitholders	$247,271	$183,117	$463,512	$194,380

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$0.70	$0.52	$1.31	$0.56

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$0.70	$0.52	$1.31	$0.56

Consolidated net income	$250,522	$185,152	$470,188	$205,906
Unrealized (loss) gain on derivative hedge agreements	(7,740)	7,478	(19,023)	4,410
Net loss on derivative instruments reclassified from accumulated other comprehensive loss into interest expense	3,824	3,945	7,768	7,785
Currency translation adjustments	8,754	(14,610)	30,653	(23,510)
Changes in available-for-sale securities and other	25,713	(46,762)	27,954	(67,952)

Comprehensive income	281,073	135,203	517,540	126,639
Comprehensive income attributable to noncontrolling interests	1,939	2,560	4,050	5,223

Comprehensive income attributable to common unitholders	$279,134	$132,643	$513,490	$121,416

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$470,188	$205,906
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	544,415	474,079
Loss on debt extinguishment	—	165,625
Gain on sale or disposal of assets and interests in unconsolidated entities	(13,765)	(26,066)
Straight-line rent	(12,129)	(10,545)
Equity in income of unconsolidated entities	(32,441)	(28,196)
Distributions of income from unconsolidated entities	51,860	48,584
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	56,674	68,113
Deferred costs and other assets	(139,832)	(96,022)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(26,922)	(24,317)

Net cash provided by operating activities	898,048	777,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(11,976)	(56,383)
Funding of loans to related parties	—	(29,500)
Capital expenditures, net	(163,463)	(128,678)
Net proceeds from sale of assets and interest in unconsolidated entities	136,013	5,811
Investments in unconsolidated entities	(6,749)	(155,236)
Purchase of marketable and non-marketable securities	(10,228)	(13,695)
Sale of marketable securities	—	26,175
Distributions of capital from unconsolidated entities and other	203,314	53,639

Net cash provided by (used in) investing activities	146,911	(297,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,826	3,472
Preferred unit redemptions	—	(10,994)
Distributions to noncontrolling interest holders in properties	(23,846)	(11,693)
Contributions from noncontrolling interest holders in properties	52	352
Partnership distributions	(568,301)	(423,276)
Loss on debt extinguishment	—	(165,625)
Mortgage and other indebtedness proceeds, net of transaction costs	205,946	2,296,533
Mortgage and other indebtedness principal payments	(667,641)	(3,832,539)

Net cash used in financing activities	(1,051,964)	(2,143,770)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,005)	(1,664,476)
CASH AND CASH EQUIVALENTS, beginning of period	796,718	3,957,718

CASH AND CASH EQUIVALENTS, end of period	$789,713	$2,293,242

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

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2011, we owned or held an interest in 335 income-producing properties in the United States, which consisted of 159 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, and 16 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of June 30, 2011, we had ownership interests in 45 shopping centers in Italy, eight Premium Outlets in Japan, two Premium Outlets in South Korea, and one Premium Outlet in Mexico.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

        As of June 30, 2011, we consolidated 216 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 156 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 91 of the 156 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Italy, Japan, Korea, and Mexico comprise 56 of the remaining 65 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which acquired The Mills Corporation and its wholly-owned subsidiary, The Mills Limited Partnership, collectively Mills, in April 2007, using the equity method of accounting. We have determined that SPG-FCM is not a variable interest entity and that our joint venture partner has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

        We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was 83.0% and 83.3% for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, Simon Property's ownership interest in us was 83.0% and 82.9%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

        Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At June 30, 2011, we owned 35.4 million shares each of CSCG and of CAPC. At June 30, 2011, the market value of our investments in CSCG and CAPC was $226.3 million and $111.6 million, respectively, with an aggregate net unrealized gain on these investments of approximately $106.0 million. The market value of our investments in CSCG and CAPC at December 31, 2010 was $228.4 million and $82.4 million, respectively, with an aggregate unrealized gain of $79.0 million.

        Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation subject to the deferral provisions. Changes in value of these securities and changes in the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of June 30, 2011 and December 31, 2010, we also had investments of $24.9 million which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

        At June 30, 2011 and December 31, 2010, we had an investment of $72.4 million in a non-marketable security that we account for under the cost method. We regularly evaluate this investment for any other-than-temporary impairment in its estimated fair value and determined that no adjustment in the carrying value was required.

        Net unrealized gains recorded in other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 were approximately $107.2 million and $79.3 million, respectively, and represent the valuation and related currency adjustments for our marketable securities. As of June 30, 2011, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Loans Held for Investment

        From time to time, we may make investments in mortgage loans or mezzanine loans of third parties that own and operate commercial real estate assets located in the United States. Mortgage loans are secured, in part, by mortgages recorded against the underlying properties which are not owned by us. Mezzanine loans are secured, in part, by pledges of ownership interests of the entities that own the underlying real estate. Loans held for investment are carried at cost, net of any premiums or discounts which are accreted or amortized over the life of the related loan receivable utilizing the effective interest method. We evaluate the collectability of both interest and principal of each of these loans quarterly to determine whether the value has been impaired. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the loan held for investment to its estimated realizable value.

        At June 30, 2011 and December 31, 2010, we had investments in six mortgage and mezzanine loans with an aggregate carrying value of $397.0 million and $395.9 million, respectively. These loans mature at various dates through October 2012 with a weighted average maturity of approximately seven months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.5% and 7.0% per annum with a weighted average interest rate of approximately 5.9% and approximate market rates for instruments of similar quality and duration. During the six months ended June 30, 2011, we recorded

$13.9 million in interest income earned from loans held for investment. Payments on each of these loans were current as of June 30, 2011.

        In addition, in May of 2011, we entered into a secured loan as the lender to fund the construction of a retail asset with a total commitment of up to $98.0 million. The loan primarily bears interest at 7.0% and matures on May 20, 2013 with two available one-year extensions. At June 30, 2011 the amount drawn on the loan was $1.3 million.

  Fair Value Measurements

        We hold marketable securities that totaled $564.0 million and $511.3 million at June 30, 2011 and December 31, 2010, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $16.4 million and $27.6 million at June 30, 2011 and December 31, 2010, respectively, a gross asset balance of $2.6 million at June 30, 2011 and a nominal asset value at December 31, 2010. We also have interest rate cap agreements with nominal asset values.

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

        Net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the six months ended June 30, 2011 and 2010 no individual components of other comprehensive income (loss) were attributable to noncontrolling interests. A rollforward of noncontrolling interests is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	($200,853)	($171,512)	($180,915)	($167,778)
Net Income attributable to noncontrolling nonredeemable interests	1,939	2,560	4,050	5,223
Distributions to noncontrolling nonredeemable interestholders	(1,745)	(4,313)	(23,846)	(10,710)
Other	3,757	352	3,809	352

Noncontrolling nonredeemable deficit interests in properties, net — end of period	($196,902)	($172,913)	($196,902)	($172,913)

  Derivative Financial Instruments

        We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business primarily to manage or hedge the risks associated with our indebtedness, anticipated future debt issuances, and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps, including forward starting interest rate swaps, and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

        As of June 30, 2011, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	9	$1.5 billion
Interest Rate Caps	3	$383.2 million

        The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $13.0 million at June 30, 2011, of which $15.5 million is included in other liabilities and accrued distributions and $2.5 million is included in deferred costs and other assets. The carrying value of our interest rate swap agreements was a net liability balance of $19.5 million at December 31, 2010. The interest rate cap agreements were of no net value at June 30, 2011 and December 31, 2010 and we generally do not apply hedge accounting to these arrangements.

        We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Italy. We use currency forward contracts to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥4.0 billion remains as of June 30, 2011 for all forward contracts. We entered into Yen:USD forward contracts during 2009 for approximately ¥3 billion that we received through April 2011 and we entered into Yen:USD forward contracts during 2010 for ¥1.7 billion that we expect to receive through October 2012. In 2011, we entered into additional Yen:USD forward contracts for approximately ¥3.8 billion that we expect to receive through October 1, 2013. The June 30, 2011 net liability balance related to these forwards was $0.8 million, of which $0.9 million is included in other liabilities and accrued distributions and $0.1 million is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign-denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

        The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $51.3 million and $40.1 million as of June 30, 2011 and December 31, 2010, respectively.

  Transaction Expenses

        We expense acquisition, potential acquisition and disposition related costs as they are incurred. During the six months ended June 30, 2010, we incurred costs for the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, and other potential acquisitions, as further discussed in Note 9. These expenses are included within transaction expenses in the accompanying statements of operations and comprehensive income and totaled $11.3 million and $15.0 million during the three and six month periods ended June 30, 2010, respectively. No transaction expenses were incurred during 2011.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Income attributable to Unitholders — Basic & Diluted	$247,271	$183,117	$463,512	$194,380

Weighted Average Units Outstanding — Basic	353,569,511	350,774,430	353,450,988	347,317,254
Effect of stock options of Simon Property	34,582	289,931	127,905	302,932

Weighted Average Units Outstanding — Diluted	353,604,093	351,064,361	353,578,893	347,620,186

        For the six months ended June 30, 2011, potentially dilutive securities include options to purchase shares of Simon Property common stock and units granted under our long-term incentive performance programs. The only securities that had a dilutive effect for the three and six months ended June 30, 2011 and 2010 were stock options of Simon Property. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 100 properties in the United States as of June 30, 2011 and 101 properties as of December 31, 2010. We also held an interest in a joint venture which owned 45 shopping centers in Italy as of June 30, 2011 and December 31, 2010. At June 30, 2011, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, and one joint venture property in Mexico. We account for these joint venture properties using the equity method of accounting.

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

        In May 2010, Opry Mills, a property in which we have a 50% interest through our SPG-FCM joint venture, sustained significant flood damage and remains closed. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The excess insurance carriers (those providing coverage above $50 million) have denied the joint venture's claim for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We have obtained additional financing of $120 million from the existing mortgage lenders, and in April 2011 commenced rebuilding the center with an expected opening in the spring of 2012. We and our lenders are continuing our efforts through pending litigation to recover our losses under the insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made in that regard.

  Loans to SPG-FCM

        We have a loan to SPG-FCM with an outstanding balance of $651.0 million as of June 30, 2011 and December 31, 2010. During the six month periods ended June 30, 2011 and 2010, we recorded approximately $4.9 million and $4.8 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012.

  International Joint Venture Investments

        We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting.

        Italian Joint Venture.    We have a 49% ownership interest in Gallerie Commerciali Italia, or GCI, a joint venture with Auchan S.A. The carrying amount of our investment in GCI was $346.6 million and $330.1 million as of June 30, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss).

        Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $331.1 million and $340.8 million as of June 30, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venuture. The carrying amount of our investment in this joint venture was $39.7 million and $35.7 million as of June 30, 2011 and December 31, 2010, respectively, including all related components of accumulated other comprehensive income (loss).

  Summary Financial Information

        A summary of our investments in joint ventures and share of income from such joint ventures follows. Balance sheet information for the joint ventures is as follows:

	June 30, 2011	December 31, 2010
BALANCE SHEETS
Assets:
Investment properties, at cost	$21,599,545	$21,236,594
Less — accumulated depreciation	5,465,111	5,126,116

	16,134,434	16,110,478
Cash and cash equivalents	770,698	802,025
Tenant receivables and accrued revenue, net	350,440	353,719
Investment in unconsolidated entities, at equity	142,406	158,116
Deferred costs and other assets	526,054	525,024

Total assets	$17,924,032	$17,949,362

Liabilities and Partners' (Deficit) Equity:
Mortgages and other indebtedness	$16,223,218	$15,937,404
Accounts payable, accrued expenses, intangibles, and deferred revenue	759,565	748,245
Other liabilities	943,137	961,284

Total liabilities	17,925,920	17,646,933
Preferred units	67,450	67,450
Partners' (deficit) equity	(69,338)	234,979

Total liabilities and partners' (deficit) equity	$17,924,032	$17,949,362

Our Share of:
Partners' (deficit) equity	$(13,882)	$146,578
Add: Excess Investment	753,268	757,672

Our net Investment in Joint Ventures	$739,386	$904,250

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$493,100	$485,304	$972,350	$979,118
Overage rent	30,007	25,159	62,010	56,337
Tenant reimbursements	231,059	230,039	459,606	464,615
Other income	49,808	52,687	91,449	98,727

Total revenue	803,974	793,189	1,585,415	1,598,797
Operating Expenses:
Property operating	154,328	155,272	306,304	309,733
Depreciation and amortization	191,471	197,047	381,198	396,084
Real estate taxes	63,986	60,586	126,710	130,699
Repairs and maintenance	20,375	26,065	42,953	53,774
Advertising and promotion	13,970	13,613	29,694	30,223
Provision for credit losses	3,063	565	4,676	1,439
Other	63,765	60,092	109,348	105,181

Total operating expenses	510,958	513,240	1,000,883	1,027,133

Operating Income	293,016	279,949	584,532	571,664
Interest expense	(215,585)	(218,018)	(426,472)	(435,181)
Loss from unconsolidated entities	(2,205)	(602)	(2,122)	(1,041)
Gain on sale or disposal of assets (net) and interests in unconsolidated entities	15,506	39,761	15,506	39,761

Net Income	$90,732	$101,090	$171,444	$175,203

Third-Party Investors' Share of Net Income	$56,455	$58,653	$106,470	$103,689

Our Share of Net Income	34,277	42,437	64,974	71,514
Amortization of Excess Investment	(12,703)	(11,486)	(24,780)	(22,981)
Our Share of Gain on Sale or Disposal of Assets (net)	(7,753)	(20,337)	(7,753)	(20,337)

Income from Unconsolidated Entities	$13,821	$10,614	$32,441	$28,196

6.     Debt

  Unsecured Debt

        Our unsecured debt currently consists of $9.6 billion of senior unsecured notes and $860.0 million outstanding under an unsecured revolving credit facility, or Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes an annual facility fee of 40 basis points on the total borrowing capacity. The Credit Facility also includes a money market competitive bid feature, which allows participating lenders to bid on amounts outstanding at then current market rates of interest for up to 50% of amounts available under the facility.

        The total outstanding balance of the Credit Facility as of June 30, 2011 was $860.0 million, and the maximum outstanding balance during the six months ended June 30, 2011 was $860.4 million. The June 30, 2011 balance included $275.0 million (U.S. dollar equivalent) of Yen-denominated borrowings. During the six months ended June 30, 2011, the weighted average outstanding balance on the Credit Facility was approximately $857.6 million. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of June 30, 2011.

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

        During the six months ended June 30, 2011, we redeemed at par $382.8 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  Secured Debt

        Total secured indebtedness was $6.5 billion at June 30, 2011 and $6.6 billion at December 31, 2010. During the six months ended June 30, 2011, we repaid $120.6 million in mortgage loans with a weighted average interest rate of 6.99% unencumbering two properties.

  Covenants

        Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2011, we are in compliance with all covenants of our unsecured debt.

        At June 30, 2011, we or our subsidiaries are the borrowers under 90 non-recourse mortgage notes secured by mortgages on 90 properties, including 11 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 48 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness, excluding those with an associated fixed-to-floating swap, was $14.3 billion and $14.8 billion as of June 30, 2011 and December 31, 2010, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
Fair value of fixed-rate mortgages and other indebtedness	$15,722	$16,087
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	4.23%	4.46%

7.     Equity

        During the first six months of 2011, 17 limited partners exchanged 364,854 of our units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

  Stock Based Compensation

        Under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, on February 24, 2011 the Compensation Committee of the Board awarded 78,046 restricted shares of Simon Property common stock to employees at a fair market value of $105.64 per share. The Compensation Committee awarded an additional 35,000 restricted shares of Simon Property common stock on May 4, 2011 at a fair market value of $115.59 per share. On May 19, 2011, Simon Property's non-employee Directors were awarded 6,100 restricted shares of Simon Property common stock under this plan at a fair market value of $116.24 per share as a result of their re-election to Simon Property's Board. The fair market value of the restricted stock awarded on February 24, 2011 is being recognized as expense over the three-year vesting service period. The fair market value of the restricted stock awarded on May 4, 2011 is being recognized as expense over the four-year vesting service period. The fair market value of the restricted stock awarded on May 19, 2011 to Simon Property's non-employee Directors is being recognized as expense over the one-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        On March 16, 2010, the Compensation Committee of the Board approved three long-term incentive performance programs, or the 2010 LTIP programs, for certain senior executive officers. Awards under the 2010 LTIP programs take the form of LTIP units, a form of limited partnership interest issued by us. During the performance period, participants are entitled to receive on the LTIP units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per unit. Awarded LTIP units will be considered earned, in whole or in part, depending upon the extent to which the applicable total shareholder return, or TSR, benchmarks, as defined, are achieved during the performance period and, once earned, will become the equivalent of units after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP units not earned are forfeited.

        The 2010 LTIP programs have one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012, respectively. During July 2011, the Compensation Committee approved a three-year long-term incentive performance program, or the 2011-2013 LTIP program, and awarded LTIP units to certain senior executive officers. The 2011-2013 LTIP program has a three year performance period ending on December 31, 2013. After the end of each performance period, any earned LTIP units will then be subject to service-based vesting over a period of two years. One-half of the earned

LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

        The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. The 2011-2013 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. In 2011, the Compensation Committee determined that 133,673 LTIP units were earned under the one-year 2010 LTIP program and will vest in two equal installments in 2012 and 2013.

        On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted Simon Property's Chairman and CEO David Simon a one-time retention award in the form of 1,000,000 LTIP units. The award vests in one-third increments on the day prior to the sixth, seventh and eighth anniversaries of grant, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year vesting period on a straight-line basis.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
Balance at January 1, 2011	$45,375	$4,785,405	$983,887	$(180,915)	$5,633,752
Limited partner units converted to units		5,923	(5,923)		—
Issuance of limited partner units			202		202
Units retired		(6,385)			(6,385)
Issuance of unit equivalents and other	(164)	4,318	8,176	3,809	16,139
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		6,015	(6,015)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(1,668)	(469,135)	(96,540)	(23,846)	(591,189)
Comprehensive income, excluding preferred distributions on temporary equity preferred units of $958	1,668	423,855	87,009	4,050	516,582

Balance at June 30, 2011	$45,211	$4,749,996	$970,796	$(196,902)	$5,569,101

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

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2011 and December 31, 2010, we had guaranteed joint venture related mortgage or other indebtedness of $30.9 million and $60.7 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        During the six months ended June 30, 2011, we disposed of our interests in two retail properties for a net gain of $7.2 million. Additionally on June 28, 2011 we sold Prime Outlets — Jeffersonville for $134.0 million, resulting in a net gain of $6.6 million. These gains are included in gain on sale or disposal of assets and interests in unconsolidated entities in the accompanying statements of operations and comprehensive income.

        On July 19, 2011 we acquired a 100% ownership interest in ABQ Uptown, a lifestyle center located in Albuquerque, New Mexico, for a purchase price of $86.0 million.

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

        We recorded our acquisition of these 21 outlet centers using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their estimated fair values at the date of acquisition. The results of operations of the acquired properties have been included in our consolidated results from the date of acquisition. The purchase price allocations were finalized during the second quarter. No significant adjustments were made to the previously reported purchase price allocations.

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

        We own, develop, and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2011, we owned or held an interest in 335 income-producing properties in the United States, which consisted of 159 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties acquired in the 2007 acquisition of The Mills Corporation, or Mills, and 16 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of June 30, 2011, we had ownership interests in 45 shopping centers in Italy, eight Premium Outlets in Japan, two Premium Outlets in South Korea, and one Premium Outlet in Mexico.

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

        We also grow by generating supplemental revenues from the following activities:

  •
  Establishing our malls as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including: payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,

  •
  Offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,

  •
  Selling or leasing land adjacent to our shopping center properties, commonly referred to as "outlots" or "outparcels," and

  •
  Generating interest income on cash deposits and investments in loans, including those made to related entities.

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

  Results Overview

        Diluted earnings per unit of limited partnership interest, or units, increased $0.75 during the first six months of 2011 to $1.31 from $0.56 for the same period last year. The increase in diluted earnings per unit was primarily attributable to a $165.6 million, or $0.48 per diluted unit, loss on extinguishment of debt related to our senior unsecured notes tender offer during the first quarter of 2010, improved operating performance and core business fundamentals in 2011, the impact of our acquisition activity, and a decrease in interest expense due to the repayment of debt and lower interest rates.

        Core business fundamentals during the first six months of 2011 improved from the economic environment that existed during the first six months of 2010. Total sales per square foot, or psf, increased 9.4% from June 30, 2010 to $513 psf at June 30, 2011 for our portfolio of Regional Malls and Premium Outlets. Average base minimum rent psf increased 2.8% to $39.70 psf as of June 30, 2011, from $38.62 psf as of June 30, 2010. Releasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates on a same space basis resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.60 psf as of June 30, 2011, representing a 9.1% increase over expiring payments as of June 30, 2010. Ending occupancy was 93.5% as of June 30, 2011, as compared to 93.1% as of June 30, 2010, an increase of 40 basis points.

        Our effective overall borrowing rate at June 30, 2011 decreased 18 basis points to 5.52% as compared to 5.70% at June 30, 2010. This decrease was primarily due to a $0.2 billion decrease in our fixed rate debt ($14.3 billion at June 30, 2011 as compared to $14.5 billion at June 30, 2010) and a decrease in the effective overall borrowing rate on fixed rate debt of 17 basis points (6.06% at June 30, 2011 as compared to 6.23% at June 30, 2010). At June 30, 2011, the weighted average years to maturity of our consolidated indebtedness was approximately 5.6 years as compared to approximately 5.9 years at December 31, 2010. Our financing activities for the six months ended June 30, 2011, included the redemption at par of $382.8 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  United States Portfolio Data

        The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information related to community/lifestyle centers, the properties acquired from the Mills Corporation in 2007, or the Mills, from our other U.S. operations. We also do not include any properties located outside of the United States. During 2011, we made changes to the method and presentation of certain of our operational statistics as defined below.

        The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	June 30, 2011	June 30, 2010	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets(2):
Ending Occupancy
Consolidated	94.0%	93.7%	+30 bps
Unconsolidated	91.7%	91.2%	+50 bps
Total Portfolio	93.5%	93.1%	+40 bps
Average Base Minimum Rent per Square Foot
Consolidated	$38.16	$37.11	2.8%
Unconsolidated	$44.62	$43.23	3.2%
Total Portfolio	$39.70	$38.62	2.8%
Total Sales per Square Foot
Consolidated	$502	$461	8.9%
Unconsolidated	$556	$498	11.6%
Total Portfolio	$513	$469	9.4%
The Mills:
Ending Occupancy	93.4%	93.5%	-10 bps
Average Base Minimum Rent per Square Foot	$20.12	$19.57	2.8%
Total Sales per Square Foot	$429	$386	11.1%
Mills Regional Malls:
Ending Occupancy	88.2%	88.8%	-60 bps
Average Base Minimum Rent per Square Foot	$34.77	$35.10	-0.9%
Total Sales per Square Foot	$402	$380	5.8%
Community/Lifestyle Centers:
Ending Occupancy	91.9%	91.6%	+30 bps
Average Base Minimum Rent per Square Foot	$13.54	$13.36	1.3%

(1)
Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

(2)
For comparative purposes, U.S. Regional Malls and Premium Outlets statistical data do not include the properties acquired in connection with the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition. As of June 30, 2011, the ending occupancy rate of the Premium Outlets acquired in the Prime acquisition was 95.7%, average base minimum rent psf was $26.48, and total sales psf were $444.

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

  International Property Data

        The following are selected key operating statistics for certain of our international properties.

	June 30, 2011	June 30, 2010	%/basis point Change
Italian Shopping Centers:(1)
Ending Occupancy	98.6%	94.9%	+370 bps
Comparable Sales per Square Foot	€391	€381	2.6%
Average Base Minimum Rent per Square Foot	€27.31	€28.00	-2.5%
International Premium Outlets:(1)(2)
Ending Occupancy	99.3%	99.6%	-30 bps
Comparable Sales per Square Foot	¥86,292	¥90,507	-4.7%
Average Base Minimum Rent per Square Foot	¥4,847	¥4,749	2.1%

(1)
Information supplied by the managing venture partner.

(2)
Does not include our centers in Mexico (Premium Outlets Punta Norte), South Korea (Yeoju and Paju Premium Outlets), or Sendai-Izumi Premium Outlets in Japan as the property was closed for repair due to damages from the earthquake in Japan in March 2011. The center re-opened on June 17, 2011.

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, dispositions and openings of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the first six months of 2011, we disposed of one of our other retail properties.

  •
  On June 28, 2011, we sold Prime Outlets — Jeffersonville.

  •
  During 2010, we disposed of one regional mall, one community center, and one other retail property.

  •
  On August 30, 2010, we completed the Prime acquisition, acquiring 21 outlet centers, including a center located in Puerto Rico, which was acquired on May 13, 2010.

  •
  On August 10, 2010, we acquired a controlling interest in a regional mall.

        In addition to the activities discussed in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During the first six months of 2011, we disposed of one of our regional malls.

  •
  On March 17, 2011, we and our partner, Shinsegae International Co., opened Paju Premium Outlets, a 328,000 square foot outlet center in Paju, South Korea.

  •
  During 2010, we disposed of one of our other retail properties.

  •
  On July 15, 2010, we and our partner sold our collective interests in a joint venture which owned seven shopping centers located in France and Poland.

  •
  On May 28, 2010, we acquired an additional ownership interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%.

  •
  On April 29, 2010, Gallerie Commerciali Italia, or GCI, an Italian joint venture in which we hold a 49% ownership interest, sold its 40% interest in Porta di Roma for €71 million.

  •
  On March 25, 2010, GCI opened Catania, a 642,000 square foot shopping center in Sicily, Italy.

  •
  On March 2, 2010, GCI opened Argine, a 300,000 square foot shopping center in Naples, Italy.

        For the purposes of the following comparison between the six months ended June 30, 2011 and 2010, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2011 and 2010.

  Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

        Minimum rents increased $69.4 million during the 2011 period, of which the property transactions accounted for $55.2 million of the increase. Comparable rents increased $14.2 million, or 2.5%. The increase in comparable rents was primarily attributable to a $16.1 million increase in base minimum rents and a $2.5 million increase in comparable rents from carts, kiosks, and other temporary tenants, offset by a $3.4 million decrease in straight-line rents and a $1.0 million decline in the fair market value of in-place leases. Overage rents increased $7.5 million, or 51.8%, as a result of an increase related to the property transactions of $3.9 million and an increase in tenant sales during 2011.

        Tenant reimbursements increased $29.9 million, due to a $19.0 million increase attributable to the property transactions and a $10.9 million, or 4.4%, increase in the comparable properties primarily due to increases to the fixed reimbursement related to common area maintenance as well as increased real estate tax recoveries.

        Depreciation and amortization expense increased $27.1 million primarily due to the additional depreciable assets acquired in the Prime acquisition in August 2010.

        Real estate tax expense increased $14.8 million of which the property transactions accounted for $5.3 million with the remaining increase primarily caused by higher tax payments in 2011.

        Repairs and maintenance expense increased $4.1 million of which the property transactions accounted for $1.6 million and the comparable properties increased $2.5 million primarily due to increased general repairs at the properties.

        Provision for credit losses decreased $4.2 million due to a reduction in the number of tenants in default of their required lease payments and favorable collection trends.

        Home and regional office expense increased $4.7 million primarily due to increased personnel costs.

        General and administrative expense increased $3.3 million as a result of increased incentive compensation costs.

        During the three months ended June 30, 2010, we incurred $11.3 million in transaction expenses related to costs associated with acquisition related activities.

        Other expenses increased $6.2 million of which the property transactions accounted for $3.7 million and the comparable properties accounted for $2.5 million primarily related to an increase in legal and professional fees.

        Interest expense decreased $16.9 million primarily related to the net impact from the repayment of four unsecured notes in 2011, repayment of mortgages at two properties and the purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by the result of new or refinanced debt at several properties including debt associated with the Prime acquisition and new unsecured debt.

        During the three months ended June 30, 2011, we disposed of our interest in an unconsolidated regional mall and sold Prime Outlets — Jeffersonville for an aggregate gain of $14.3 million. During the second quarter of 2010, we recognized a $20.0 million gain primarily as a result of the sale of Porta di Roma by GCI.

  Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

        Minimum rents increased $142.1 million during the 2011 period, of which the property transactions accounted for $112.0 million of the increase. Comparable rents increased $30.1 million, or 2.7%. The increase in comparable rents was primarily attributable to a $28.9 million increase in base minimum rents and a $5.6 million increase in comparable rents from carts, kiosks, and other temporary tenants, offset by a $2.6 million decrease in straight-line rents and a $1.8 million decline in the fair market value of in-place leases. Overage rents increased $11.4 million, or 41.3%, as a result of an increase related to the property transactions of $7.7 million and an increase in tenant sales during 2011.

        Tenant reimbursements increased $55.4 million, due to a $38.5 million increase attributable to the property transactions and a $16.9 million, or 3.4%, increase in the comparable properties primarily due to increases to the fixed reimbursement related to common area maintenance.

        Total other income decreased $11.7 million, principally as a result of the result of the following:

  •
  a decrease in lease settlement income of $20.3 million due to a higher number of terminated leases in 2010,

  •
  offset by an increase in interest income of $4.0 million,

  •
  a $2.3 million increase in land sale activity, and

  •
  a $2.3 million increase in net other activity.

        Depreciation and amortization expense increased $64.5 million primarily due to the additional depreciable assets acquired in the Prime acquisition in August 2010.

        Real estate tax expense increased $18.3 million of which the property transactions accounted for $11.3 million with the remaining increase primarily caused by higher tax payments in 2011.

        Repairs and maintenance expense increased $11.1 million of which the property transactions accounted for $4.3 million and the comparable properties increased $6.8 million primarily due to increased general repairs at the properties and snow removal costs.

        Home and regional office expense increased $16.5 million primarily due to a favorable settlement from a legacy incentive compensation plan as we transitioned to our current programs in the first quarter of 2010 as well as marginally higher personnel costs and long-term incentive compensation costs in 2011.

        General and administrative expense increased $5.9 million primarily as a result of increased performance compensation costs.

        During the six months ended June 30, 2010, we incurred $15.0 million in transaction expenses related to costs associated with acquisition related activities.

        Other expenses increased $9.7 million of which the property transactions accounted for $6.4 million and the comparable properties accounted for $3.3 million primarily related to an increase in legal and professional fees.

        Interest expense decreased $32.8 million primarily related to the repayment of four unsecured notes in 2011, repayment of mortgages at two properties and the purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by the result of new or refinanced debt at several properties including debt associated with the Prime acquisition and new unsecured debt.

        During 2010, we incurred a loss on extinguishment of debt of $165.6 million related to the unsecured note tender offer.

        During the six months ended June 30, 2011, we disposed of our interest in an unconsolidated regional mall and an other retail property and sold Prime Outlets — Jeffersonville for an aggregate net gain of $13.8 million. During the six months ended June 30, 2010, we recognized a $26.1 million gain primarily as a result of the sale of Porta di Roma by GCI.

        Preferred unit distributions decreased $3.7 million as a result of the conversion and redemption of the remaining 6% Series I Convertible Perpetual Preferred Units in the second quarter of 2010.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions. Floating rate debt currently comprises approximately 12% of our total consolidated debt at June 30, 2011. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.1 billion during the six months ended June 30, 2011. In addition, an unsecured revolving credit facility, or Credit Facility, provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents decreased $7.0 million during the first six months of 2011 to $789.7 million as of June 30, 2011 as further discussed in "Cash Flows" below.

        On June 30, 2011, we had available borrowing capacity of approximately $3.0 billion under the Credit Facility, net of outstanding borrowings of $860.0 million and letters of credit of $36.0 million. For the six months ended June 30, 2011, the maximum amount outstanding under the Credit Facility was $860.4 million and the weighted average amount outstanding was approximately $857.6 million. The weighted average interest rate was 1.81% for the six months ended June 30, 2011.

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

  Loans to SPG-FCM

        As part of the Mills acquisition we made loans to SPG-FCM Ventures, LLC, or SPG-FCM, and Mills which were used by SPG-FCM and Mills to repay loans and other obligations of Mills. As of June 30, 2011 and December 31, 2010, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million. During the quarters ended June 30, 2011 and 2010, we recorded approximately $4.9 million and $4.8 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2011 totaled $1.1 billion. In addition, we had net repayments from all of our debt financing and repayment activities of $461.7 million in 2011. These activities are further discussed below in "Financing and Debt." During the 2011 period, we also:

  •
  paid unitholder distributions totaling $565.7 million,

  •
  paid preferred unit distributions totaling $2.6 million,

  •
  funded consolidated capital expenditures of $163.5 million (includes development and other costs of $35.9 million, renovation and expansion costs of $41.4 million, and tenant costs and other operational capital expenditures of $86.2 million), and

  •
  funded investments in unconsolidated entities of $6.7 million and acquired additional interests in unconsolidated entities for $12.0 million.

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

Financing and Debt

  Unsecured Debt

        At June 30, 2011 our unsecured debt consisted of $9.6 billion of senior unsecured notes and $860.0 million outstanding under the Credit Facility. The Credit Facility has a borrowing capacity of $3.9 billion and contains an accordion feature allowing the maximum borrowing capacity to expand to $4.0 billion. The Credit Facility matures on March 31, 2013. The base interest on the Credit Facility is LIBOR plus 210 basis points and includes an annual facility fee of 40 basis points based on the total borrowing capacity. The Credit Facility also includes a money market competitive bid feature, which allows participating lenders to bid on amounts outstanding at then current market rates of interest for up to 50% of amounts available under the facility.

        The total outstanding balance of the Credit Facility as of June 30, 2011 was $860.0 million, and the maximum outstanding balance during the six months ended June 30, 2011 was $860.4 million. During the six months ended June 30, 2011, the weighted average outstanding balance on the Credit Facility was approximately $857.6 million. The outstanding balance as of June 30, 2011 includes $275.0 million (U.S. dollar equivalent) of Yen-denominated borrowings. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of June 30, 2011.

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

        During the six months ended June 30, 2011, we redeemed at par $382.8 million of senior unsecured notes with fixed rates ranging from 5.38% to 8.25%.

  Secured Debt

        Total secured indebtedness was $6.5 billion at June 30, 2011 and $6.6 billion at December 31, 2010. During the six months ended June 30, 2011, we repaid $120.6 million in mortgage loans with a weighted average interest rate of 6.99% unencumbering two properties.

  Covenants

        Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2011, we are in compliance with all covenants of our unsecured debt.

        At June 30, 2011, we or our subsidiaries are the borrowers under 90 non-recourse mortgage notes secured by mortgages on 90 properties, including 11 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 48 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2011, and December 31, 2010, consisted of the following (dollars in thousands):

	Adjusted Balance as of June 30, 2011	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2010	Effective Weighted Average Interest Rate
Debt Subject to
Fixed Rate	$15,011,423	6.02%	$15,471,545	6.05%
Variable Rate	2,002,470	1.84%	2,002,215	1.93%

	$17,013,893	5.52%	$17,473,760	5.58%

        As of June 30, 2011, we had $691.6 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.79% and a weighted average variable receive rate of 0.48%. As of June 30, 2011, the net effect of these agreements effectively converted $691.6 million of variable rate debt to fixed rate debt.

  Contractual Obligations and Off-Balance Sheet Arrangements.

        There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2010 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2011, for the remainder of 2011 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2011	2012-2013	2014-2016	After 2016	Total
Long-Term Debt(1)	$229,471	$4,132,482	$6,602,618	$6,048,007	$17,012,578
Interest Payments(2)	$471,507	$1,697,637	$1,806,630	$1,770,565	$5,746,339

(1)
Represents principal maturities only and therefore, excludes net premiums of $1,315.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2011.

        In May of 2011, we entered into a secured loan as the lender to fund the construction of a retail asset with a total commitment of up to $98.0 million. The loan primarily bears interest at 7.0% and matures on May 20, 2013 with two available one-year extensions. At June 30, 2011 the amount drawn on the loan was $1.3 million.

        Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the notes to the accompanying financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2011, we had guaranteed $30.9 million of the total joint venture related mortgage or other indebtedness of $6.7 billion then outstanding. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

        Acquisitions.    We had no consolidated property acquisitions during the six months ended June 30, 2011.

        On July 19, 2011 we acquired a 100% ownership interest in ABQ Uptown, a 224,000 square foot lifestyle center located in Albuquerque, New Mexico for a purchase price of $86.0 million.

        Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not the primary retail venue within their trade area. During the six months ended June 30, 2011, we disposed of one of our other retail properties and our interest in an unconsolidated regional mall for a net gain of $7.2 million. Additionally, on June 28, 2011 we sold Prime Outlets — Jeffersonville for $134.0 million, resulting in a net gain of $6.6 million.

Development Activity

        New Domestic Development, Expansions and Renovations.    On June 30, 2011, we entered into a joint venture with Tanger Factory Outlet Centers, Inc. for the development, construction, leasing and management of an upscale outlet center south of Houston, Texas. We have a 50% interest in this venture and anticipate that construction will begin in August of 2011.

        During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new center, which will be wholly owned by us, is expected to open in the second quarter of 2012. The estimated cost of this project is $145.0 million, and the carrying amount of the construction in progress as of June 30, 2011 was $64.8 million. Other than this project, our share of other 2011 new developments is not significant.

        In addition to new development, we incur costs related to construction for significant renovation and expansion projects at our properties. During 2011 we expect to reinstitute our redevelopment and expansion initiatives which were previously reduced given the downturn in the economy. We expect our share of development costs for 2011 related to renovation or expansion initiatives to be approximately $350.0 million compared to approximately $124.0 million in 2010.

        We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

        International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2011 will be approximately $100.0 million at current FX rates, primarily funded through reinvested joint venture cash flow and construction loans.

        Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, opened on July 14, 2011. Ami Premium Outlets Phase II, a 93,000 square foot expansion to the Ami Premium Outlet located in Ami, Japan, is under construction. The projected net cost of these projects is ¥6.8 billion, of which our share is approximately ¥2.7 billion, or $33.5 million based on Yen:USD exchange rates.

        On March 17, 2011, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, opened to the public. The net cost of this project was KRW 115.1 billion, of which our share is approximately KRW 57.5 billion, or $52.1 million based on KRW:USD exchange rates.

        Johor Premium Outlets, a 173,000 square foot center located in Johor, Malaysia is under construction. We have a 50% interest in this joint venture. The projected net cost of this project is approximately MYR 153 million, of which our share is approximately MYR 77 million, or $25.2 million based on MYR:USD exchange rates.

        On May 23, 2011, we and our partner, Calloway Real Estate Investment Trust, signed a Letter of Intent to develop a Premium Outlet Center in Canada. The center will be located near Toronto. Construction is expected to start in the spring of 2012.

Distributions

        We paid a distribution of $0.80 per unit in the second quarter of 2011. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

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

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit-related, tax compliance, tax consulting and due diligence services to be provided by Ernst & Young, LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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
101
The following materials from Simon Property Group, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: August 5, 2011