Form 10-K
period 2011-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2012-03-02
CIK 1022344

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

           Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by checkmark whether the Registrant is a shell company (as defined in rule 12-b of the Act). Yes ☐    No ☒

Registrant had no publicly-traded voting equity as of June 30, 2011.

           Registrant has no common stock outstanding.

Documents Incorporated By Reference

           None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2011

Part I

Item 1.    Business

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this report, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, or the Code. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2011, we owned or held an interest in 326 income-producing properties in the United States, which consisted of 151 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties in the Mills Portfolio, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2011, we had an ownership interest in a joint venture which owned 45 shopping centers in Italy. On January 9, 2012, we sold our entire ownership in this venture to our venture partner. Additionally, we have ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia.

            For a description of our operational strategies and developments in our business during 2011, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in Item 7 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time by Simon Property without a vote by our limited partners.

  Investment Policies

            While we emphasize equity real estate investments, we may invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers consistent with Simon Property's qualification as a REIT. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause Simon Property's real estate assets to be less than 75% of its total assets. In addition, at least 75% of Simon Property's gross income must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. At least 95% of Simon Property's income must be derived from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

  Financing Policies

            Because Simon Property's REIT qualification requires it to distribute at least 90% of its taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities. We strive to maintain investment grade ratings on our debt securities at all times, but we cannot assure you that we will be able to do so.

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

            On October 5, 2011, we entered into a new unsecured revolving credit facility, or Credit Facility, providing an initial borrowing capacity of $4.0 billion, which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The Credit Facility replaced a $3.9 billion unsecured revolving credit facility. We may issue debt securities which may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables. The proceeds from any borrowings or financings may be used for one or more of the following:

  •
  financing acquisitions;

  •
  developing or redeveloping properties;

  •
  refinancing existing indebtedness;

  •
  working capital or capital improvements; or

  •
  assisting Simon Property to meet the income distribution requirements applicable to REITs.

            We may also finance acquisitions through the following:

  •
  issuance of additional units or preferred units;

  •
  issuance of other securities including unsecured notes and mortgage debt; or

  •
  sale or exchange of ownership interests in properties.

            Our ability to issue units to transferors of properties or other partnership interests may defer gain recognition for tax purposes by the transferor.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Additionally, the Credit Facility and unsecured note indentures contain limits on mortgage indebtedness we may incur.

            Typically, we invest in or form special purpose entities to assist us in obtaining permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage interest on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, the Board of Directors of Simon Property has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange companies and cannot be affiliated with the Simon family who are significant stockholders of Simon Property and/or unitholders in us. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon Property's non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons or the other limited partners. In order to avoid any conflict of interest between Simon Property and our limited partners, the Simon Property charter requires that at least six of the non-affiliated directors of the Board of Directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by Herbert Simon and David Simon contain covenants limiting the ability of the Simons to participate in certain shopping center activities in North America.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon Property's qualification as a REIT; unless the Board of Directors determines that it is no longer in Simon Property's best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units of equity interest or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. Our policy prohibits us from making any loans to the directors or executive officers of Simon Property for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans for real estate properties owned by others.

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including regional malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality, location and diversity of our properties;

  •
  our management and operational expertise;

  •
  our extensive experience and relationships with retailers and lenders; and

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

            During the past three years, we have:

  •
  issued 2,698,546 units to Simon Property reflecting the exchange of units for common stock of Simon Property;

  •
  issued 8,198,383 units upon the conversion of preferred units;

  •
  issued 487,838 restricted units to Simon Property and 1,133,673 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 plan;

  •
  issued 608,284 units to Simon Property in exchange for cash contributed by Simon Property resulting from exercise of stock options under the 1998 plan, net of 76,969 shares used to fund withholding tax;

  •
  issued 1,798,469 units for the 2010 acquisition of Prime Outlets Acquisition Company, or the Prime acquisition;

  •
  redeemed all outstanding Series D and Series I preferred units for units;

  •
  issued 11,876,076 units to Simon Property and 2,637,341 units to limited partners as part of quarterly distributions;

  •
  issued 40,250,000 units to Simon Property in exchange for the cash proceeds of public offerings of an equal number of shares of Simon Property common stock;

  •
  issued 73,428 units in exchange for a 50% interest in two development properties;

  •
  retired 61,584 units;

  •
  issued 6,857 units held in treasury;

  •
  entered into a new Credit Facility on October 5, 2011 which provides an initial borrowing capacity of $4.0 billion and can be increased at our option to $5.0 billion during its term;

  •
  borrowed a maximum amount of $1.8 billion under the Credit Facility and the predecessor facility; the outstanding amount of borrowings under the Credit Facility as of December 31, 2011 was $952.7 million, of which $287.7 million was related to U.S. dollar equivalent of Yen-denominated borrowings;

  •
  not made loans to other entities or persons, including our officers and directors, other than to certain joint venture properties and certain loans for real estate properties owned by others;

  •
  not invested in the securities of other issuers for the purpose of exercising control, other than certain wholly-owned subsidiaries and to acquire indirect interests in real estate;

  •
  not underwritten securities of other issuers; and

  •
  not engaged in the purchase and sale or turnover of investments for the purpose of trading.

Employees

            At December 31, 2011, we and our affiliates employed approximately 5,500 persons at various properties and offices throughout the United States, of which approximately 2,200 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Premium Outlets offices in Roseland, New Jersey.

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

            As of December 31, 2011, our consolidated mortgages and other indebtedness, excluding the related premium and discount, totaled $18.4 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from this is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

  Disruption in the credit markets or downgrades in our credit ratings may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.

            We depend on external financings, principally debt financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit rating, the willingness of banks to lend to us and conditions in the capital markets. We cannot assure you that we will be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing available to us will be on acceptable terms.

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

            We selectively manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful.

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

Factors Affecting Real Estate Investments and Operations

  We face risks associated with the acquisition, development, redevelopment and expansion of properties.

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

  •
  we may not be able to obtain financing or to refinance loans on favorable terms, if at all;

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

            Our concentration in the retail real estate market means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, seasonality, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions, increasing use of the internet by retailers and consumers, consumer confidence, casualties and other natural disasters, and the potential for terrorist activities. The economy and consumer spending appear to be recovering from the effects of the recent recession. We derive our cash flow from operations primarily from retail tenants, many of whom have been and continue to be under some degree of economic stress. A significant deterioration in our cash flow from operations could require us to curtail planned capital expenditures or seek alternative sources of financing.

  We may not be able to lease newly developed properties and renew leases and relet space at existing properties.

            We may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our projections. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. To the extent that our leasing plans are not achieved, our cash generated before debt repayments and capital expenditures could be adversely affected. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other assets could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

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

            Bankruptcy filings by retailers occur regularly in the course of our operations. We continually seek to re-lease vacant spaces caused by tenant bankruptcies. However, our efforts to release the vacated space may not be successful. Additionally, the bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

Risks Relating to Joint Venture Properties

  We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

            As of December 31, 2011, we owned interests in 164 income-producing properties with other parties. Of those, 20 properties are included in our consolidated financial statements. We account for the other 144 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 85 of these 144 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 57 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2011, we had loan guarantees to support $30.2 million of our total $6.5 billion share of joint venture mortgage and other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit.

Other Factors Affecting Our Business

  Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants.

            CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs, and security costs. We have leases with variable CAM provisions that adjust to reflect inflationary increases. We have converted a substantial portion of our leases to a fixed payment methodology which fixes our tenants' CAM contributions and should in turn reduce the volatility of and limitations on the recoveries we collect from our tenants for the reimbursement of our property operating expenses. However, with respect to both variable and fixed payment methodologies, the amount of CAM charges we bill to our tenants may not allow us to recover all of these operating costs.

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

            As of December 31, 2011, we held interests in joint venture properties that operate in Italy (our interests in which were sold in January 2012), Japan, South Korea, Mexico, and Malaysia. We also hold a minority investment in two U.K. real estate companies. We may pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 5.4% of the gross leasable area of all of our properties at December 31, 2011), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

  Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. The third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Risks Relating to Federal Income Taxes

  The failure of our REIT subsidiaries to maintain their qualifications as REITs would have adverse tax consequences to us, our unitholders, and Simon Property.

            Simon Property and certain of our subsidiaries have elected to qualify as REITs. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. We believe our REIT subsidiaries are organized and have been operated in a manner which allows our REIT subsidiaries and Simon Property to qualify for taxation as REITs. We intend to continue to operate in this manner. However, qualification as a REIT depends upon meeting ongoing asset and income tests and other requirements for asset diversification, distribution levels and diversity of ownership under the code. If a REIT subsidiary fails to comply with those provisions and if available relief provisions do not apply:

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

            As a result, net income and funds available for distribution to our unitholders would be reduced for those years in which a REIT subsidiary fails to qualify as a REIT. Although we currently intend to operate the REIT subsidiaries so as to qualify each as a REIT, we cannot assure you we will succeed or that future economic, market, legal, tax or other considerations might not cause us to revoke the REIT election of a REIT subsidiary.

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of regional malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 242.2 million square feet of gross leasable area, or GLA, of which we own approximately 153.9 million square feet. A total estimated retail sale at the properties in 2011 was approximately $65 billion.

            Regional malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 151 regional malls are generally enclosed centers and range in size from approximately 400,000 to 2.4 million square feet of GLA. Our regional malls contain in the aggregate more than 17,500 occupied stores, including approximately 692 anchors, which are predominately national retailers. For comparative purposes, we separate the information in this section on the 16 regional malls in the Mills portfolio from the information on our other regional malls.

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

            The Mills generally range in size from 1.0 million to 2.2 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses. The Mills regional malls typically range in size from 800,000 to 1.3 million square feet of GLA and contain a wide variety of national retailers.

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

            We also have interests in 15 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 700,000 square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2011, approximately 94.8% of the owned GLA in regional malls and Premium Outlets and the retail space of the other properties was leased, approximately 95.0% of the owned GLA for The Mills and 88.6% of owned GLA for the Mills regional malls was leased, and approximately 93.4% of owned GLA in the community/lifestyle centers was leased.

            We hold a 100% interest in 219 of our properties, effectively control 20 properties in which we have a joint venture interest, and hold the remaining 87 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 324 properties. Substantially all of our joint venture properties are subject to rights of first refusal, buy-sell provisions, or other sale rights for all partners which are customary in real estate partnership agreements and the industry. Our partners in our joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which will result in either the use of available cash or borrowings to acquire their partnership interest or the disposal of our partnership interest.

            The following property table summarizes certain data for our regional malls and Premium Outlets, The Mills, the Mills regional malls and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2011.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Regional Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	82.3%	671,803		Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	89.6%	439,927		Belk, JCPenney, Sears, Eastwynn Theatres
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	99.5%	440,198	(16)	Marshalls, Sports Authority(6)
4.	Atrium Mall	MA	Chestnut Hill (Boston)	Fee	49.1%	(4)	Acquired 1999	67.3%	205,981
5.	Auburn Mall	MA	Auburn	Fee	56.4%	(4)	Acquired 1999	100.0%	587,990		Macy's, Macy's Home Store, Sears
6.	Aventura Mall(1)	FL	Miami Beach (Miami)	Fee	33.3%	(4)	Built 1983	96.0%	2,098,448		Bloomingdale's, Macy's, Macy's Men's & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatre
7.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)(2)	Built 1990	92.7%	1,116,575		Belk, Dillard's, JCPenney, Sears, Forever 21
8.	Bangor Mall	ME	Bangor	Fee	67.1%	(15)	Acquired 2003	94.4%	651,424		Macy's, JCPenney, Sears, Dick's Sporting Goods
9.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	99.3%	1,429,264		Nordstrom, Macy's, Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, AMC Theatre
10.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	98.1%	1,199,071		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, MC Sports
11.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	92.7%	710,622		Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
12.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	95.6%	684,582		Macy's, Sears, Barnes & Noble, Bed Bath & Beyond, Best Buy, Safeway
13.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	82.9%	1,101,464		Macy's, Dillard's Men's & Home, JCPenney, Sears, Cinemark Theatres,(8)
14.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	97.2%	1,320,565		Nordstrom, Macy's, JCPenney, Sears, Macy's Men's Children & Home
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.5%	627,793		Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	98.1%	760,234		Macy's, JCPenney, Barnes & Noble, Mega Movies
17.	Burlington Mall	MA	Burlington (Boston)	Ground Lease (2048)	100.0%		Acquired 1998	95.7%	1,317,283		Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Ground Leases (2029-2073)(7)	56.4%	(4)	Acquired 1999	94.6%	721,623		Macy's, Macy's Men's and Home, Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	92.4%	1,383,194		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres,(8)
20.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	95.9%	576,889		Belk, JCPenney, Sears
21.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	86.4%	423,337		Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
22.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0%	(12)	Built 1989	85.7%	760,093		Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark XD12
23.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	100.0%	1,241,535		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Sears, Cinemark Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
24.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)(2)	Built 1995	97.3%	764,021	(16)	Carson's, United Artists Theatre,(8)
25.	Coconut Point	FL	Estero	Fee	50.0%	(4)	Built 2006	93.2%	1,204,876		Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
26.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0%	(4)	Acquired 2005	78.6%	839,098		Macy's, JCPenney, Whole Foods,(8)
27.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	93.2%	635,904		Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
28.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	98.9%	769,782		Macy's, Macy's Men's & Children's, JCPenney, Sears, Barnes & Noble, Regal Cinema
29.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	98.1%	1,241,959	(16)	Neiman Marcus, Barneys New York
30.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	97.6%	941,156		Macy's Men's, Children's & Home, Macy's Women's, JCPenney, Sears, Kohl's
31.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	99.4%	857,818		Dillard's Men's, Dillard's Women's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less, Dick's Sporting Goods(21)
32.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	96.0%	1,041,845		Macy's, Dillard's, JCPenney, Sears, Regal Cinema,(11)
33.	Crystal Mall	CT	Waterford	Fee	78.2%	(4)	Acquired 1998	89.6%	783,436		Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
34.	Dadeland Mall	FL	Miami	Fee	50.0%	(4)	Acquired 1997	96.3%	1,487,965		Saks Fifth Avenue, Nordstrom, Macy's, Macy's Children's & Home, JCPenney
35.	DeSoto Square	FL	Bradenton	Fee	100.0%		Built 1973	80.4%	677,874		Macy's, JCPenney, Sears,(8)
36.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	86.8%	1,192,560	(16)	Neiman Marcus, Macy's, Dick's Sporting Goods, IPIC Theaters, Dillard's,(8)
37.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	94.5%	1,053,739		Dillard's, Macy's Men's, Children's & Home, Macy's Women's, JCPenney, Sears, Books-A-Million
38.	Emerald Square	MA	North Attleboro (Providence—RI)	Fee	56.4%	(4)	Acquired 1999	91.6%	1,022,727		Macy's, Macy's Men's & Home Store, JCPenney, Sears
39.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	100.0%		Acquired 1998	89.5%	1,071,140		Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
40.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5%	(4)	Built 1989	99.9%	990,074	(16)	Nordstrom, Macy's
41.	Fashion Mall at Keystone, The	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	95.4%	682,498		Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
42.	Fashion Valley	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	97.0%	1,727,881		Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres
43.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	87.5%	1,000,116	(16)	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen,(8)
44.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	98.7%	1,777,036		Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21
45.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	91.1%	500,174		JCPenney, Kohl's, Younkers, Sears, Cinema I & II

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
46.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.9%	669,355
47.	Houston Galleria	TX	Houston	Fee	50.4%	(4)	Acquired 2002	93.5%	2,235,675		Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Galleria Tennis/Athletic Club,(8)
48.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	90.0%	1,236,947		Dillard's Men's, Dillard's Women's, Macy's, JCPenney, Sears, AMC Theatres, Barnes & Noble
49.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019)(7)	56.4%	(4)	Acquired 1999	90.1%	429,819	(16)	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
50.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.3%	1,277,190		Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
51.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	86.9%	753,534		Macy's, Dillard's, JCPenney, Sears, Best Buy, T.J. Maxx
52.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	96.4%	1,230,553		Macy's, Dillard's, JCPenney, Sears, Belk
53.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.9%	866,984		Dillard's, Macy's, Sears
54.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	87.5%	736,658		Dillard's, Macy's, JCPenney, Sears, AMC Theatres
55.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	95.9%	1,125,622		Dillard's, Dillard's Home Store, Macy's, JCPenney, Sears, Bealls
56.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	82.2%	1,053,132		Macy's, Dillard's Clearance Center, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres,(8)
57.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	91.6%	549,798		Macy's, Sears,(8)
58.	King of Prussia—The Court & The Plaza	PA	King of Prussia (Philadelphia)	Fee	96.1%		Acquired 2003	92.1%	2,391,105	(16)	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Sears, Crate & Barrel
59.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	82.4%	964,013	(16)	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema
60.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	96.9%	1,214,876		Macy's, Macy's Home Store, Dillard's, JCPenney, Sears, Joe Brand
61.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	86.1%	846,702		Macy's, JCPenney, Sears, Nordstrom Rack, Total Woman Gym & Spa,(8)
62.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.9%	1,097,526		Dillard's Women's, Dillard's Men's and Children's, Macy's, JCPenney, Sears, Regal Cinema
63.	Lehigh Valley Mall	PA	Whitehall	Fee	38.0%	(4)(15)	Acquired 2003	97.3%	1,169,164	(16)	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies R Us
64.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	97.0%	1,555,780		Neiman Marcus, Bloomingdale's, Macy's
65.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	92.5%	856,701		Marshalls, The Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes,(8)
66.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	92.9%	741,544		Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
67.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	96.5%	421,360		Kohl's, Carson Pirie Scott
68.	Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	98.2%	691,845		Von Maur, Sears, Younkers
69.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.7%	984,735		Macy's, Lord & Taylor, Sears, Barnes & Noble
70.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	93.9%	638,337		Dillard's, JCPenney, Sears, Bealls
71.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2038)(9)	94.4%		Acquired 2002	90.4%	471,474		Bloomingdale's, Bloomingdale's Home Furnishing and Men's Store
72.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2%	(4)	Acquired 1999	98.1%	1,019,955		JCPenney, Sears, Macy's, Lord & Taylor(6)
73.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	96.2%	1,829,263		Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema,(8)
74.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4%	(4)	Acquired 1999	96.8%	811,136		Macy's, JCPenney, Sears, Best Buy, A.C. Moore
75.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	95.7%	927,062		Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
76.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	98.7%	415,889		Sears, Target, MC Sporting Goods, Carson's
77.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	94.5%	727,467		Dillard's, JCPenney, Sears, Regal Cinema(6)
78.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	90.8%	666,345		Macy's, Dillard's Men's, Children's & Home, Dillard's Women's, JCPenney, Dick's Sporting Goods,(8)
79.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.8%	1,322,325	(16)	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theater, WOW! Work Out World, Fortunoff Backyard Store
80.	Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	79.9%	880,761		Sears, Herberger's, JCPenney, Target, Cabela's, Sports Authority, Jo-Ann Fabrics
81.	Miami International Mall	FL	Miami	Fee	47.8%	(4)	Built 1982	99.0%	1,071,825		Macy's Men's & Home, Macy's Women's & Children's, JCPenney, Sears, Kohl's
82.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	96.1%	615,588		Dillard's, Dillard's Men's & Junior's, JCPenney, Sears, Bealls, Ross Dress for Less
83.	Miller Hill Mall	MN	Duluth	Ground Lease (2013)	100.0%		Built 1973	94.2%	801,250		JCPenney, Sears, Younkers, Barnes & Noble, DSW
84.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0%	(15)	Acquired 2003	89.0%	1,154,025		Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegman's(21)
85.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	96.1%	635,645		Macy's, JCPenney, Sears, Carson's
86.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	98.2%	1,670,801		Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
87.	Northfield Square Mall	IL	Bourbonnais	Fee	31.6%	(12)	Built 1990	88.1%	530,462		Carson Pirie Scott Women's, Carson Pirie Scott Men's, Children's & Home, JCPenney, Sears, Cinemark Movies 10
88.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	97.5%	1,057,869		Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW,(8)
89.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	88.9%	962,073		Macy's, JCPenney, Sears, Kohl's
90.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4%	(4)	Acquired 1999	94.0%	1,568,909	(16)	JCPenney, Sears, Nordstrom, Macy's Men's & Furniture, Macys, Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store(6),(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
91.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	94.7%	693,801		Macy's, JCPenney, Sears
92.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	93.2%	849,451	(16)	Dillard's, Dillard's Men's, Macy's
93.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	92.9%	890,651		Macy's, Boscov's, JCPenney, Sears
94.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	97.9%	958,758		Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
95.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	98.9%	1,208,528		Macy's, Carson Pirie Scott, JCPenney, Sears
96.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	64.9%	(15)	Acquired 2003	91.8%	1,333,892	(16)	Macy's, JCPenney, Sears, United Artists Theatre,(8)
97.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	95.7%	553,661		Macy's, JCPenney, Sears, Belk
98.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	95.7%	1,050,848		Macy's, Dillard's Women's, Dillard's Men's, Children's & Home, JCPenney, Dickinson Theatre
99.	Pheasant Lane Mall	NH	Nashua	—	0.0%	(14)	Acquired 2002	97.5%	972,249		JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
100.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.2%	800,932		Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center(6)
101.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	93.7%	1,114,573	(16)	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx
102.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0%	(12)	Built 1989	87.3%	766,049		Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
103.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	96.1%	800,464		Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's
104.	Quaker Bridge Mall	NJ	Lawrenceville (Philadelphia)	Fee	50.0%	(4)	Acquired 2003	92.3%	1,093,347		Macy's, Lord & Taylor, JCPenney, Sears
105.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	91.6%	1,012,231		Macy's, JCPenney, Sears, Regal Cinema
106.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	92.6%	1,287,804	(16)	Macy's, Carson Pirie Scott, JCPenney, Sears
107.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.6%	1,247,705		Macy's, Lord & Taylor, JCPenney, Sears
108.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	88.6%	882,409	(16)	Dillard's, Macy's, JCPenney, Sears
109.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	98.1%	2,242,800	(16)	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, XSport Fitness
110.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.5%	1,238,997		JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
111.	Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	84.7%	831,625		JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys R Us
112.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.8%	693,075		Macy's, Sears, Forever 21
113.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4)(2)	Built 1995	86.8%	1,108,012		Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, Dick's Sporting Goods(6),(8)
114.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	100.0%		Built 1979	96.5%	1,152,880		Nordstrom, Macy's Women's, Macy's Men's and Furniture, Forever 21

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
115.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5%	(4)(2)	Built 1999	91.7%	514,295		NikeTown, Barnes & Noble, Gametime, Z Gallerie, LA Fitness, AMC Theatres, Splitsville, Casaideas
116.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)(2)	Acquired 1995	95.6%	1,287,264		Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
117.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4%	(4)	Acquired 1999	98.3%	884,948		Macy's, JCPenney, Sears, Regal Cinema
118.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	96.9%	1,141,924	(16)	Macy's, Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods(6), Target(21)
119.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	93.2%	1,588,381		Macy's, Lord & Taylor, Sears, Nordstrom, Target,(8)
120.	Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	86.2%	790,476		Younkers, JCPenney, Sears, Scheel's Sporting Goods, Barnes & Noble, Carmike Cinemas, Hy-Vee, Toys R Us, Petco
121.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	86.7%	1,194,989		Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
122.	SouthPark	NC	Charlotte	Fee & Ground Lease (2040)(10)	100.0%		Acquired 2002	97.1%	1,621,204		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
123.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0%	(4)(15)	Acquired 2005	81.4%	609,522		Macy's, Target
124.	Square One Mall	MA	Saugus (Boston)	Fee	56.4%	(4)	Acquired 1999	93.8%	928,667		Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, Work Out World(6),(8)
125.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	92.5%	980,060		Macy's, Macy's Home Store, JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
126.	St. Johns Town Center	FL	Jacksonville	Fee	50.0%	(4)	Built 2005	98.4%	1,235,053		Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart
127.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.2%	1,373,797	(16)	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Macy's Men's Store, Crate and Barrel
128.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	97.4%	768,517		Dillard's Women's & Children's, Dillard's Men's & Home, Macy's
129.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	92.5%	921,526		Macy's, Dillard's Women's & Children's, Dillard's Men's & Home, Sears, Forever 21,(8)
130.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	94.4%	1,374,189		Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21
131.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.0%	862,821		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
132.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	89.9%	1,082,466		Macy's, Dillard's, JCPenney, Sears, Century Theatres
133.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	97.4%	1,752,836		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel
134.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	75.0%		Acquired 1998	96.5%	1,281,560		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
135.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	96.5%	1,125,814		Dillard's, Von Maur, JCPenney, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
136.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	90.1%	941,623		Dillard's Women's & Home, Dillard's Men's & Children's, JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
137.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	92.3%	874,846		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
138.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	86.7%	1,095,333		Macy's, Dillard's, JCPenney, Sears,(8)
139.	University Park Mall	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1979	95.2%	922,685		Macy's, JCPenney, Sears, Barnes & Noble
140.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	89.2%	739,525		Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
141.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	73.9%	650,739		Dillard's, JCPenney, Sears, Big Lots, Forever 21
142.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	68.1%	784,843		Macy's, JCPenney, Sears, Burlington Coat Factory
143.	Walt Whitman Shops	NY	Huntington Station (New York)	Ground Lease (2032)	100.0%		Acquired 1998	97.0%	1,027,773		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
144.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	86.6%	970,461	(16)	Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, Kerasotes Theatres,(11)
145.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	90.3%	991,827		Macy's, Dillard's, JCPenney, Sears, Burlington Coat Factory
146.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	100.0%	1,336,464		Belk Women's, Dillard's, JCPenney, Belk Men's, Home and Kid's, Sears, Regal Cinema
147.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	96.7%	826,463	(16)	Neiman Marcus, Nordstrom
148.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	85.3%	1,183,828		Macy's, JCPenney, Sears, Target, DSW
149.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	85.1%	927,302	(16)	Macy's, Bergner's, Sears, Dick's Sporting Goods,(8)
150.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.3%	1,152,267		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
151.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.8%	1,090,258		Macy's, Dillard's, JCPenney, Sears

	Total Regional Mall GLA								151,233,941

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	92.8%	429,557	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	98.6%	441,740	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	95.4%	300,281	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger
4.	Birch Run Premium Outlets	MI	Birch Run	Fee	100.0%	Acquired 2010	91.6%	678,728	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%	Acquired 2010	93.9%	254,005	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	100.0%	674,015	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	288,307	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger
8.	Carolina Premium Outlets	NC	Smithfield	Ground Lease (2029)	100.0%	Acquired 2004	99.5%	438,998	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	99.7%	437,359	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%	Built 2009	99.5%	398,803	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, HanesBrands, J.Crew, Kenneth Cole, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	98.4%	276,166	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	91.4%	163,708	Adidas, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Gymboree, Levi's, Samsonite, Tommy Hilfiger
13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	99.9%	501,686	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	377,694	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, DKNY, Gap Outlet, J.Crew, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%	Acquired 2010	99.6%	476,651	Banana Republic, Calvin Klein, Coach, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Saks Fifth Avenue Off 5th
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	95.8%	297,969	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
17.	Gaffney Premium Outlets	SC	Gaffney	Fee	100.0%	Acquired 2010	90.8%	359,658	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Juicy Couture, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	96.4%	577,856	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
19.	Grove City Premium Outlets	PA	Grove City	Fee	100.0%	Acquired 2010	98.3%	531,772	American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Under Armour
20.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2034)	100.0%	Acquired 2010	92.3%	299,780	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Jones New York, Nautica, Nike, Polo Ralph Lauren, Talbots, Timberland, Tommy Hilfiger, Under Armour
21.	Hagerstown Premium Outlets	MD	Hagerstown	Fee	100.0%	Acquired 2010	95.6%	485,158	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Lee Jeans, Nike, Tommy Hilfiger, Under Armour

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
22.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	99.5%	541,577	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue off 5th, Tommy Hilfiger, Tory Burch
23.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	100.0%	285,680	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour
24.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	99.8%	434,443	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, DKNY, Elie Tahari, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Theory, Tommy Hilfiger, True Religion, Under Armour
25.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	91.8%	277,673	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger
26.	Kittery Premium Outlets	ME	Kittery	Ground Lease (2014)	100.0%	Acquired 2004	98.5%	264,838	Adidas, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger
27.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	99.7%	560,906	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Sony, Tommy Bahama, True Religion
28.	Las Vegas Premium Outlets—North	NV	Las Vegas	Fee	100.0%	Built 2003	99.6%	538,689	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion
29.	Las Vegas Premium Outlets—South	NV	Las Vegas	Fee	100.0%	Acquired 2004	94.9%	535,136	Adidas, Aeropostale, Ann Taylor, Banana Republic, Bose, Calvin Klein, Coach, DKNY, Gap Outlet, Gymboree, Kenneth Cole, Levi's, Michael Kors, Nautica, Nike, Reebok, Tommy Hilfiger
30.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	93.4%	227,119	Ann Taylor, Banana Republic, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, Van Heusen
31.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	99.1%	224,846	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
32.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	98.3%	518,003	Ann Taylor, Brooks Brothers, Burberry, Coach, Diesel, DKNY, Elie Tahari, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Williams-Sonoma
33.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	78.5%	164,626	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger
34.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	95.5%	454,542	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, DKNY, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
35.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	95.9%	179,349	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
36.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	96.1%	223,561	Adidas, Banana Republic, Bass, Carter's, Coach, Eddie Bauer, Gap Outlet, Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Under Armour, Van Heusen, VF Outlet
37.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	97.7%	540,320	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
38.	Orlando Premium Outlets—International Dr	FL	Orlando	Fee	100.0%	Acquired 2010	99.3%	773,429	7 For All Mankind, Betsey Johnson, Coach, DKNY, Escada, J.Crew, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Victoria's Secret
39.	Orlando Premium Outlets—Vineland Ave	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,651	Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Fendi, Giorgio Armani, Hugo Boss, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tag Heuer, Theory, Tory Burch, Vera Bradley
40.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	90.5%	392,790	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger
41.	Petaluma Village Premium Outlets	CA	Petaluma	Fee	100.0%	Acquired 2004	93.4%	195,738	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
42.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	99.1%	549,143	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony
43.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	98.0%	147,728	Aeropostale, Calvin Klein, Carter's, Coach, Guess, Jones New York, Levi's, Nike, Nine West, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
44.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie	Fee	100.0%	Acquired 2010	100.0%	402,502	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Hugo Boss, J.Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Sony, St. John
45.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	95.7%	344,748	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
46.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	97.7%	284,374	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gucci, J.Crew, Juicy Couture, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Talbots
47.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	94.8%	584,790	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger
48.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	96.4%	488,645	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
49.	San Marcos Premium Outlets	TX	San Marcos	Fee	100.0%	Acquired 2010	99.6%	731,078	Banana Republic, Betsey Johnson, Cole Haan, Fendi, Giorgio Armani, Gucci, Last Call by Neiman Marcus, Loro Piana, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Victoria's Secret
50.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2034)	100.0%	Built 2005	100.0%	443,827	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Hugo Boss, J.Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Bahama, Tommy Hilfiger
51.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%	Acquired 2004	100.0%	328,570	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
52.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%	Acquired 2004	100.0%	411,204	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
53.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	98.7%	437,336	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
54.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	209,829	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion, Zales Outlet
55.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	99.7%	417,737	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
56.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%	Acquired 2010	97.1%	521,500	Ann Taylor, Banana Republic, Burberry, Coach, Cole Haan, Dooney & Bourke, Hugo Boss, J.Crew, Juicy Couture, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Talbots
57.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	96.7%	845,428	Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, Valentino, Versace, Yves St. Laurent
58.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	99.5%	660,004	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour

	Total U.S. Premium Outlets GLA							24,381,250

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.2%	214,754
2.	Arboretum	TX	Austin	Fee	100.0%		Acquired 1998	87.0%	198,304		Barnes & Noble, Pottery Barn
3.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	95.2%	623,181		Best Buy, T.J. Maxx N More, Office Max, Walmart Supercenter, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross Dress for Less, hhgregg
4.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794		Regal Cinema
5.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.8%	305,935		Kmart, Petsmart, Michaels, Value City Furniture
6.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0%	(4)	Built 2004	94.6%	579,188	(16)	Dick's Sporting Goods, Whole Foods, DSW, Snapperz
7.	Cobblestone Court	NY	Victor	Fee	35.7%	(4)(13)	Built 1993	100.0%	265,470		Dick's Sporting Goods, Kmart, Office Max
8.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	95.2%	403,756		Best Buy, Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, The Tile Shop
9.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9%	(4)(13)	Built 1989	53.7%	278,978		Big Lots
10.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	90.0%	169,061		Belk, Food Lion
11.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	86.0%		Acquired 2003	94.9%	101,963		ACME Grocery,(8)
12.	Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	98.1%	297,278		Kohl's, Target, Bed Bath & Beyond
13.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3%	(4)(13)	Built 1992	96.9%	249,488		Burlington Coat Factory, Offenbacher's, XSport Fitness(6)
14.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	427,985		Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us, Big Lots
15.	Gaitway Plaza	FL	Ocala	Fee	32.2%	(4)(13)	Built 1989	100.0%	208,755		Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
16.	Gateway Center	TX	Austin	Fee	100.0%		2004	90.8%	512,990		Best Buy, REI, Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack,(8)
17.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	164,369		Michaels, Best Buy, hhgregg
18.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319		Best Buy, Kohl's
19.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	(4)	Built 2008	86.6%	666,696		JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX,(8)
20.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	75.9%	(15)	Acquired 2003	91.2%	107,371		Genuardi's Family Market, Avalon Carpet & Tile
21.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	80.3%	488,850		Marshalls, Bed Bath & Beyond, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory,(8)
22.	Indian River Commons	FL	Vero Beach	Fee	50.0%	(4)	Built 1997	100.0%	255,942		Lowe's, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michaels

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
23.	Ingram Plaza	TX	San Antonio	Fee	100.0%		Built 1980	100.0%	111,518	Sheplers
24.	Keystone Shoppes	IN	Indianapolis	Ground Lease (2067)	100.0%		Acquired 1997	77.4%	29,140
25.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	100.0%	215,568	Home Owners Bargain Outlet
26.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	86.4%	367,603	Factory Card Outlet, Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Tuesday Morning,(8)
27.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	100.0%	387,381	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Rooms to Go, Rooms to Go Kids, Bed Bath & Beyond,(8)
28.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	97.4%	223,878	Kohl's, Hobby Lobby, T.J. Maxx
29.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	90.5%	243,326	Walmart, PetsMart, The Home Depot
30.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	64.9%	(15)	Acquired 2003	98.6%	267,965	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW,(8)
31.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	69.9%	144,041
32.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	97.8%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
33.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	95.3%	90,527	Best Buy, Bed Bath & Beyond
34.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
35.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	97.4%	270,892	Dominick's, Shoppers World(6)
36.	Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres, Factory Card Outlet
37.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree
38.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	97.5%	303,469	Hobby Lobby, Office Max, Burlington Coat Factory, Ultra Foods Grocery, Marshalls
39.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	94.6%	169,783	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
40.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	81.8%	208,076	Target, Cinema Grill
41.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	98.7%	392,249	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy, Hobby Lobby
42.	Pier Park	FL	Panama City Beach	Fee	65.6%	(4)	Built 2008	96.9%	841,433	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Forever 21(6)
43.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3%	(4)(13)	Built 1993	86.6%	329,892	Jo-Ann Fabrics, iParty, Toys 'R Us, Michaels, PetsMart, Big Lots, Eastern Mountain Sports
44.	Regency Plaza	MO	St. Charles (St. Louis)	Fee	100.0%		Built 1988	100.0%	287,473	Walmart, Sam's Wholesale Club, PetSmart

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
45.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's, Ross Dress for Less, Sears, Super Target, Anna's Linens
46.	Ridgewood Court	MS	Jackson	Fee	35.7%	(4)(13)	Built 1993	96.0%	369,482	T.J. Maxx, Sam's Wholesale Club, Bed Bath & Beyond, Best Buy, Michaels, Marshalls
47.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	46.3%	150,504	Best Buy,(8)
48.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,301	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
49.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0%	(4)(13)	Built 1989	99.4%	199,082	Stein Mart, Sports Authority,(8)
50.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	94.1%	464,699	Home Depot, Marshalls, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Sam Moon Trading Co.,(8)
51.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	98.9%	365,008	Michaels, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble, DSW
52.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	76.4%	394,618	K & G Menswear, CVS, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, Citi Trends,(8)
53.	Teal Plaza	IN	Lafayette	Fee	100.0%		Built 1962	22.4%	101,087	Pep Boys,(8)
54.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	83.0%	346,693	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)
55.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Best Buy, Barnes & Noble
56.	University Center	IN	Mishawaka (South Bend)	Fee	100.0%		Built 1980	57.9%	150,524	Michaels, Best Buy,(8)
57.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7%	(4)(13)	Built 1990	96.1%	575,544	Bed Bath & Beyond, Kohl's, Walmart Supercenter, Marsh, Menards, Regal Cinema, Hobby Lobby
58.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	96.4%	50,107	Jo-Ann Fabrics
59.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	100.0%	949,709	Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture HomeStore, L.A. Fitness, Regal Cinema
60.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	95.5%	254,480	T.J. Maxx, Toys 'R Us/Babies 'R Us, Target
61.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2%	(4)(13)	Built 1989	93.5%	373,342	Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Walmart, Lowe's
62.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2%	(4)(13)	Built 1989	98.2%	163,254	PetsMart, Burlington Coat Factory, LA Fitness(6), USA Discounters(6)
63.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	99.4%	391,474	T.J. Maxx, Office Max, Kohl's, Babies 'R Us, Country Market
64.	Whitehall Mall	PA	Whitehall	Fee	38.0%	(4)(15)	Acquired 2003	93.6%	601,610	Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture(6)
65.	Willow Knolls Court	IL	Peoria	Fee	35.7%	(4)(13)	Built 1990	98.6%	382,377	Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
66.	Wolf Ranch Town Center	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	97.4%	626,180	Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW, Ross Dress for Less(6)

	Total Community/Lifestyle Center GLA								20,415,543

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
Other Properties
1.	Factory Stores of America—Boaz	AL	Boaz	Ground Lease (2027)	100.0%	Acquired 2004	60.2%	111,616	Bon Worth, Easy Spirit, Rue21, VF Outlet
2.	Factory Stores of America—Georgetown	KY	Georgetown	Fee	100.0%	Acquired 2004	91.6%	173,328	Bass, Dressbarn, Rack Room Shoes, Rue 21, Van Heusen
3.	Factory Stores of America—Graceville	FL	Graceville	Fee	100.0%	Acquired 2004	87.6%	84,221	Factory Brand Shoes, Van Heusen, VF Outlet
4.	Factory Stores of America—Lebanon	MO	Lebanon	Fee	100.0%	Acquired 2004	95.3%	85,924	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
5.	Factory Stores of America—Nebraska City	NE	Nebraska City	Fee	100.0%	Acquired 2004	93.4%	89,608	Bass, Easy Spirit, Van Heusen, VF Outlet
6.	Factory Stores of America—Story City	IA	Story City	Fee	100.0%	Acquired 2004	74.5%	112,599	Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
7.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%	Acquired 2010	80.5%	207,367	Aeropostale, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
8.	Gwinnett Place	GA	Duluth (Atlanta)	—	—	(18)	Acquired 1998	N/A	1,279,573	(16)
9.	Huntley Outlet Center	IL	Huntley	Fee	100.0%	Acquired 2010	67.5%	278,953	Aeropostale, Ann Taylor, Banana Republic, BCBG Max Azria, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger, Van Heusen
10.	Mall at The Source, The	NY	Westbury (New York)	Fee	25.5%	(4)(2)	Built 1997	72.7%	722,585	Off 5th-Saks Fifth Avenue, Nordstrom Rack,(8)
11.	Shops at Nanuet, The	NY	Nanuet (New York)	Fee	100.0%	Acquired 1998	N/A	(19)	590,461	Macy's, Sears,(8)
12.	Naples Outlet Center	FL	Naples	Fee	100.0%	Acquired 2010	74.0%	146,034	Ann Taylor, Bass, Coach, Jones New York, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
13.	Outlet Marketplace	FL	Orlando	Fee	100.0%	Acquired 2010	70.5%	204,953	Calvin Klein, Coldwater Creek, Nine West, Reebok, Sketchers, Van Heusen, Wilsons Leather
14.	The Shoppes at Branson Meadows	MO	Branson	Fee	100.0%	Acquired 2004	65.1%	287,064	Branson Meadows Cinemas, Dressbarn, VF Outlet
15.	University Town Plaza	FL	Pensacola	Fee	100.0%	Acquired 1994	N/A	(19)	478,449	JCPenney, Sears, Belk

Total Other GLA	4,852,735

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Mills Properties The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	25.0%	(4)	Acquired 2007	96.1%	1,253,037
										Marshalls, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas & IMAX, Sea Life Center
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	99.6%	1,566,033	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino(6)
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	18.8%	(4)(2)	Acquired 2007	86.5%	1,097,757	Eddie Bauer Outlet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory
4.	Concord Mills	NC	Concord (Charlotte)	Fee	29.6%	(4)(2)	Acquired 2007	98.8%	1,334,264	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy
5.	Discover Mills	GA	Lawrenceville (Atlanta)	Fee	25.0%	(4)(2)	Acquired 2007	88.9%	1,183,027	Bass Pro Shops, Books-A-Million, Burlington Coat Factory, Last Call by Neiman Marcus, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, Ross Dress for Less, Sears Appliance Outlet, Sun & Ski Sports, Dave & Buster's, AMC Theatres
6.	Franklin Mills	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	88.2%	1,735,852	Dave & Buster's, JC Penney(6), Burlington Coat Factory, Marshalls HomeGoods, Modell's Sporting Goods, Group USA, Bed Bath & Beyond, Sam Ash Music, Saks Fifth Avenue Off 5th, Last Call by Neiman Marcus, Off Broadway Shores, Sears Appliance Outlet, H&M, AMC Theatres, Forever 21
7.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	29.6%	(4)	Acquired 2007	98.0%	1,777,336	Bed, Bath & Beyond, Books-A-Million, Burlington Coat Factory, The Children's Place, Group USA, JCPenney Outlet, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross Dress for Less
8.	Great Mall	CA	Milpitas (San Jose)	Fee	50.0%	(4)	Acquired 2007	97.7%	1,361,692	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	50.0%	(4)	Acquired 2007	97.6%	1,782,927	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, The Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by Neiman Marcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's(21)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
10.	Katy Mills	TX	Katy (Houston)	Fee	31.3%	(4)(2)	Acquired 2007	94.9%	1,555,948	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt
11.	Ontario Mills	CA	Ontario (Riverside)	Fee	25.0%	(4)	Acquired 2007	98.0%	1,463,988	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Saks Fifth Avenue Off 5th, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus(6)
12.	Opry Mills	TN	Nashville	Fee	50.0%	(4)	Acquired 2007	(17)	1,159,953	Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops, Forever 21(6), Bed Bath & Beyond(6), Saks Fifth Avenue Off 5th(6), Off Broadway Shoes(6),(18)
13.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	25.0%	(4)	Acquired 2007	93.3%	723,495	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack(6), Sports Authority(6)
14.	Potomac Mills	VA	Prince William (Washington, D.C.)	Fee	50.0%	(4)	Acquired 2007	99.2%	1,518,937	Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney(6), Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet
15.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	50.0%	(4)	Acquired 2007	98.7%	2,151,121	American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, The Sports Authority, Super Target, T.J. Maxx, VF Factory Outlet, F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21(6)
16.	St. Louis Mills	MO	Hazelwood (St. Louis)	Fee	25.0%	(4)(2)	Acquired 2007	84.1%	1,174,839	Bed Bath & Beyond, Books-A-Million, Burlington Coat Factory, Cabela's, iceZONE, Marshalls MegaStore, NASCAR SpeedPark, Off Broadway Shoe Warehouse, Sears Appliance Outlet, The Children's Place Outlet, Regal Cinema, Plan 9 Skatepark

	Subtotal The Mills®								22,840,206

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
	Mills Regional Malls
14.	Briarwood Mall	MI	Ann Arbor	Fee	25.0%	(4)	Acquired 2007	97.2%	973,601		Macy's, JCPenney, Sears, Von Maur
15.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	25.0%	(4)(20)	Acquired 2007	90.6%	2,276,842		Macy's North, Macy's South, Macy's Home & Furniture Gallery, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres
16.	Dover Mall	DE	Dover	Fee and Ground Lease (2021)(7)	34.0%	(4)	Acquired 2007	88.1%	886,258		Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas
17.	Esplanade, The	LA	Kenner (New Orleans)	Fee	50.0%	(4)	Acquired 2007	81.4%	953,468		Dillard's, Macy's, Target, Grand Theater(21),(8)
18.	Falls, The	FL	Miami	Fee	25.0%	(4)	Acquired 2007	96.9%	807,365		Bloomingdale's, Macy's, Regal Cinema, The Fresh Market(6)
19.	Galleria at White Plains, The	NY	White Plains (New York)	Fee	50.0%	(4)	Acquired 2007	86.5%	870,232		Macy's, Sears, Forever 21
20.	Hilltop Mall	CA	Richmond (San Francisco)	Fee	25.0%	(4)	Acquired 2007	71.8%	1,093,910		JCPenney, Sears, Macy's, Walmart, 24 Hour Fitness
21.	Lakeforest Mall	MD	Gaithersburg (Washington, D.C.)	Fee	25.0%	(4)	Acquired 2007	87.0%	1,047,938		Macy's, Lord & Taylor, JCPenney, Sears
22.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	25.0%	(4)	Acquired 2007	94.9%	1,121,351		Macy's (2 locations), JCPenney
23.	Marley Station	MD	Glen Burnie (Baltimore)	Fee	25.0%	(4)	Acquired 2007	78.4%	1,069,087		Macy's, JCPenney, Sears, Regal Cinema, Gold's Gym,(11)
24.	Meadowood Mall	NV	Reno	Fee	25.0%	(4)	Acquired 2007	93.1%	876,847	(16)	Macy's Men's, Macy's, Sears, JCPenney,(8)
25.	Northpark Mall	MS	Ridgeland	Fee	50.0%	(4)	Acquired 2007	94.1%	956,256		Dillard's Women's, Dillard's Men's and Children's, JCPenney, Belk, Regal Cinema
26.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	50.0%	(4)	Acquired 2007	91.0%	769,146		Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Arhaus Furniture(6)
27.	Southdale Center	MN	Edina (Minneapolis)	Fee	50.0%	(4)	Acquired 2007	80.2%	1,302,787	(16)	Macy's, JCPenney, Marshalls, AMC Theatres, Herberger's
28.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	50.0%	(4)	Acquired 2007	90.5%	1,167,416		JC Penney, Sears, Kohl's, Boston Store, Macy's(6)
29.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	25.0%	(4)	Acquired 2007	96.7%	1,300,563		Macy's Women's, Macy's Men's, Nordstrom, Sears, JCPenney

	Subtotal Mills Regional Malls								17,473,067

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Mills Community Centers
30.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	29.6%	(4)	Acquired 2007	100.0%	101,535	Michaels, Staples, PetSmart, hhgregg
31.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	50.0%	(4)	Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge, REC Warehouse
32.	Denver West Village	CO	Lakewood (Denver)	Fee	18.8%	(4)	Acquired 2007	90.1%	310,709	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Christy Sports, United Artists, Cost Plus World Market(6)
33.	Liberty Plaza	PA	Philadelphia	Fee	50.0%	(4)	Acquired 2007	100.0%	371,617	Walmart, Dick's Sporting Goods, Raymour & Flanigan, Super Fresh Food Market

	Subtotal Mills Community Centers								1,014,544

	Total Mills Properties								41,327,817

	Total U.S. Properties GLA								242,211,286

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

(5)
Regional Malls — Executed leases for all company-owned GLA in mall stores, excluding majors. Premium Outlets — Executed leases for all company-owned GLA (or total center GLA). Community/Lifestyle Centers — Executed leases for all company-owned GLA including majors and mall stores.

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

(15)
Our indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Arsenal Mall — 52,847 sq. ft.	Gwinnett Place — 32,603 sq. ft.
Circle Centre Mall — 25,192 sq. ft.	Menlo Park Mall — 52,358 sq. ft.
Clay Terrace — 75,118 sq. ft.	Oak Court Mall — 126,583 sq. ft.
The Domain — 133,010 sq. ft.	Oxford Valley Mall — 110,324 sq. ft.
Copley Place — 867,301 sq. ft.	Plaza Carolina — 27,343 sq. ft.
Fashion Centre at Pentagon City, The — 169,089 sq. ft.	River Oaks Center — 117,716 sq. ft.
Firewheel Town Center — 75,104 sq. ft.	White Oaks Mall — 35,607 sq. ft.
Greendale Mall — 119,860 sq. ft.	Southdale Center — 20,295 sq. ft.
(17)
Property remains partially closed due to flood damage incurred during May 2010 with restoration expected to be complete and the property reopened in March 2012.

(18)
Our interests in the property were sold effective January 1, 2012.

(19)
The center is being de-malled through a major redevelopment.

(20)
We purchased an additional interest in the property on January 6, 2012, bringing our ownership to 50%.

(21)
Tenant expected to open in 2013.

  United States Lease Expirations

            The following table summarizes lease expiration data for our regional malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2011. The data does not include information for The Mills and the Mills regional malls. The data presented does not consider the impact of renewal options that may be contained in leases.

Simon Property Group, L.P and Subsidiaries
U.S. Lease Expirations
Regional Malls and Premium Outlets
As of December 31, 2011

Year	Number of Leases Expiring	Square Feet	Avg. Base Rent per Square Foot at 12/31/11	Percentage of Gross Annual Rental Revenues(1)
Small Shops and Freestanding
Month to Month Leases	924	1,771,273	$34.57	1.2%
2012	2,629	8,711,837	$35.08	6.2%
2013	2,916	8,978,639	$37.26	7.0%
2014	2,232	7,412,089	$36.87	5.8%
2015	2,171	7,653,614	$39.28	6.4%
2016	2,250	7,484,236	$38.48	6.1%
2017	1,792	6,363,088	$42.01	5.8%
2018	1,675	6,466,380	$47.46	6.5%
2019	1,413	5,297,145	$46.08	5.3%
2020	1,122	4,095,527	$46.41	4.1%
2021	1,196	4,720,176	$44.19	4.5%
2022 and Thereafter	537	3,050,467	$37.44	2.5%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,513	3,830,051	$14.27	1.2%
Anchor Tenants
2012	8	899,136	$4.97	0.1%
2013	25	3,004,411	$3.55	0.2%
2014	30	3,040,162	$4.90	0.3%
2015	25	2,889,075	$3.10	0.2%
2016	23	2,698,023	$3.45	0.2%
2017	16	2,094,315	$2.39	0.1%
2018	13	1,267,293	$6.72	0.2%
2019	16	1,600,661	$4.48	0.1%
2020	13	1,215,311	$6.21	0.1%
2021	12	1,055,228	$7.30	0.1%
2022 and Thereafter	28	3,310,338	$8.33	0.6%

(1)
Annual rental revenues represent the aggregate of 2011 consolidated and joint venture (gross) combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements. However, we have direct minority investments in certain real estate companies within the U.K. as further described below.

  European Investments

            Gallerie Commerciali Italia, S.p.A., or GCI, is a fully integrated retail real estate developer, owner and manager of 45 properties in Italy with approximately 10.1 million square feet of GLA. At December 31, 2011, we had a 49.0% ownership interest in GCI. Substantially all of these properties are anchored by the hypermarket retailer Auchan S.A., who is also our venture partner in GCI. We sold our entire ownership interest in GCI to our venture partner on January 9, 2012.

  Other International Investments

            We also hold real estate interests in eight operating joint venture properties in Japan, two operating joint venture properties in South Korea, one operating joint venture property in Mexico, and one operating joint venture property in Malaysia. The eight Japanese Premium Outlets operate in various cities throughout Japan and are held in a joint venture with Mitsubishi Estate Co., Ltd. These Japanese centers comprise over 2.6 million square feet of GLA and were 100.0% leased as of December 31, 2011.

            The following summarizes our holdings in these international joint ventures and the underlying countries in which these joint ventures own and operate real estate properties as of December 31, 2011:

Holdings	Ownership Interest	Properties open and operating	Countries of Operation
Chelsea Japan Co. Ltd.	40.0%	8	Japan
Shinsegae Chelsea (Seoul)	50.0%	2	South Korea
Premium Outlets Punta Norte (Mexico City)	50.0%	1	Mexico
Genting Simon Sdn Bhd (Johor)	50.0%	1	Malaysia

            On March 17, 2011, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, opened. On July 14, 2011, Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, opened. On December 2, 2011, Johor Premium Outlets, a 190,000 square foot center located in Johor, Malaysia, opened. On December 8, 2011, Ami Premium Outlets Phase II, a 90,000 square foot expansion to the Ami Premium Outlet located in Ami, Japan, opened.

            We hold investments in two U.K. companies, Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. CSCG operates regional shopping centers and is the owner of other retail assets primarily located in the United Kingdom. CAPC is predominantly focused on property investment and development in central London. Our interest in CSCG and CAPC is adjusted to their quoted market price, including a related foreign exchange component. Our interests in CSCG and CAPC are approximately 4% and 5% of their outstanding shares, respectively.

            We have interests in two European outlet centers, La Vallee Village near Paris, France, and Ingolstadt Village near Munich, Germany. We own direct interests in the centers and indirect interests through a minority ownership interest in Value Retail PLC.

            The following property table summarizes certain data for our properties located in Japan, South Korea, Mexico, and Malaysia at December 31, 2011.

Simon Property Group, L.P. and Subsidiaries
International Properties(2)

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, Lanvin Collection, Laundry, McGregor, MK Michel Klein, Pal Zileri, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	365,100	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	321,800	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Jill Stuart, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren,
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Bally, Beams, Brooks Brothers, Coach, Cynthia Rowley, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Escada, Etro, French Connection, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralp
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Jill Stuart, Laundry, Levi's, Miss Sixty, Pleats Please Issey Miyake, Ray Ban, Tasaki, Taylor Made
7.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	289,500	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Lacoste, Laundry, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
8.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,600	Adidas, Armani Factory Store, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					2,618,500

Simon Property Group, L.P. and Subsidiaries
International Properties(2)

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	MEXICO
9.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Roberto Cavalli, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	SOUTH KOREA
10.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	276,200	Adidas, Giorgio Armani, Bally, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Furla, Gucci, Lacoste, Marc Jacobs, Marks & Spencer, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
11.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	327,800	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Elie Tahari, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood

	Subtotal South Korea					604,000
	MALAYSIA
12.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	190,400	Adidas, Armani, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Zegna

	TOTAL INTERNATIONAL ASSETS					3,690,900

FOOTNOTES:

  (1)
  All gross leasable area listed in square feet.
  (2)
  Does not include 45 properties in Italy with a GLA of approximately 10.1 million square feet as we sold our interest in GCI on January 9, 2012.

  Land

            We have direct or indirect ownership interests in approximately 550 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            Due to the size of our portfolio, we focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 299 million kWhs since 2003. This represents a 26% reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $32 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 210,000 metric tons CO2e.

            In 2011, Simon Property was awarded NAREIT's Leader in the Light Award for the seventh year in a row, and NAREIT's Leader in the Light Long Term Achievement Award. We are the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. Simon Property was also included in the 2011 Carbon Disclosure Leadership Index published by the Carbon Disclosure Project. Simon Property scored 96 points out of 100 for transparency in environmental-impact reporting and were the only REIT to earn a place on the index.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service(1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Anderson Mall	6.20%		$26,203		$2,216		10/10/12
Arsenal Mall HCHP	8.20%		709		202		05/05/16
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	4.60%		88,930		6,154		07/01/13
Birch Run Premium Outlets	5.95%		107,578	(39)	8,078		04/11/16
Bloomingdale Court	8.15%		25,923		2,495		11/01/15
Brunswick Square	5.65%		79,611		5,957		08/11/14
Calhoun Premium Outlets	5.79%		20,678	(34)	1,519		09/01/16
Carolina Premium Outlets — Smithfield	9.10%		18,674	(6)	2,114		03/10/13	(25)
Chesapeake Square	5.84%		67,767		5,162		08/01/14
The Crossings Premium Outlets	5.85%		49,253		4,649		03/13/13
Dare Centre	9.10%		1,555	(6)	176		03/10/13	(25)
DeKalb Plaza	5.28%		2,676		284		01/01/15
Desoto Square	5.89%		62,409		4,561		07/01/14
Domain, The	5.44%		207,113		14,085		08/01/21
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Ellenton Premium Outlets	5.51%		106,062	(21)	7,646		01/11/16
The Factory Shoppes at Branson Meadows	9.10%		8,685	(6)	983		03/10/13	(25)
Factory Stores of America	9.10%		15,005	(6)	1,699		03/10/13	(25)
Florida Keys Outlet Center	5.51%		10,824	(21)	780		01/11/16
Forest Mall	6.20%		15,557	(10)	1,316		10/10/12
Forest Plaza	7.50%		18,391		1,685		10/10/19
Gaffney Premium Outlets	5.79%		37,527	(34)	2,757		09/01/16
Greenwood Park Mall	8.00%		78,354	(37)	7,044		08/01/16
Grove City Premium Outlets	5.51%		114,505	(21)	8,270		01/11/16
Gulfport Premium Outlets	5.51%		25,546	(21)	1,842		01/11/16
Gwinnett Place	5.68%		115,000		6,532	(2)	06/08/12	(20)
Hagerstown Premium Outlets	5.95%		90,390	(39)	6,787		04/11/16
Henderson Square	4.43%		13,948		937		04/01/16
Huntley Outlets Center	5.51%		30,276	(21)	2,183		01/11/16
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%		143,935		9,746		06/01/21
Jersey Shore Premium Outlets	5.51%		71,055	(21)	5,123		01/11/16
King of Prussia — The Court & The Plaza — 1	7.49%		97,653		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%		6,930		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%		50,000		2,250	(2)	01/01/17
Kittery Premium Outlets	2.27%	(1)	43,556	(7)(9)	989	(2)	07/10/13	(3)
Lake View Plaza	8.00%		15,751		1,409		12/31/14
Lakeline Plaza	7.50%		17,229		1,578		10/10/19
Las Americas Premium Outlets	5.84%		180,000		10,511	(2)	06/11/16
Lebanon Premium Outlets	5.51%		15,706	(21)	1,132		01/11/16
Lee Premium Outlets	5.79%		51,619	(34)	3,792		09/01/16
Lighthouse Place Premium Outlets	2.27%	(1)	88,623	(7)(9)	2,012	(2)	07/10/13	(3)
MacGregor Village	9.10%		6,254	(6)	708		03/10/13	(25)
Markland Mall	6.20%		20,598	(10)	1,742		10/10/12
Mesa Mall	5.79%		87,250		5,055	(2)	06/01/16
Midland Park Mall	6.20%		30,071	(10)	2,543		10/10/12
Montgomery Mall	5.17%		84,226		6,307		05/11/34
Muncie Towne Plaza	7.50%		7,163		656		10/10/19
Naples Outlets Center	5.51%		16,274	(21)	1,173		01/11/16
North Ridge Shopping Center	9.10%		7,639	(6)	865		03/10/13	(25)
Northfield Square	6.05%		26,758		2,485		02/11/14
Oxford Valley Mall	4.77%		69,956		4,456		12/07/20
Palms Crossing	5.49%		38,202	(8)	2,612		08/01/21
Penn Square Mall	7.75%		97,500		8,597		04/01/16
Philadelphia Premium Outlets	4.19%	(11)	190,000		7,969	(2)	07/30/14	(3)
Pismo Beach Premium Outlets	5.84%		33,850	(36)	1,978	(2)	11/06/16
Plaza Carolina — Fixed	7.50%		87,723		7,552		06/01/14

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service(1)		Maturity Date
Plaza Carolina — Variable Swapped	7.63%	(11)	95,506		8,498		06/01/14
Pleasant Prairie Premium Outlets	5.51%		61,026	(21)	4,400		01/11/16
Pleasant Prairie Premium Outlets 2	6.01%		36,867		2,758		12/01/16
Port Charlotte Town Center	5.30%		47,749		3,232		11/01/20
Puerto Rico Premium Outlets	3.75%	(24)	73,364		3,965		05/01/14
Queenstown Premium Outlets	5.84%		66,150	(36)	3,864	(2)	11/06/16
Regency Plaza	3.30%	(1)	3,776	(4)	331		12/14/14	(3)
Richmond Towne Square	6.20%		42,238	(10)	3,572		10/10/12
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
San Marcos Premium Outlets	5.51%		145,231	(21)	10,470		01/11/16
SB Boardman Plaza Holdings	5.94%		22,266		1,687		07/01/14
Secured Term Loan	1.10%	(1)	735,000		8,050	(2)	03/05/12	(43)
Shops at Arbor Walk, The	5.49%		43,176	(8)	2,952		08/01/21
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
South Park Mall	8.00%		193,925	(37)	17,434		08/01/16
St. Charles Towne Plaza	3.30%	(1)	24,542	(4)	2,152		12/14/14	(3)
Stanford Shopping Center	2.45%	(1)	240,000		5,869	(2)	07/01/13	(3)
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63%	(13)	30,789		3,773		01/01/26
Town Center at Cobb	5.74%		280,000		16,072	(2)	06/08/12
Towne West Square	5.61%		50,644		3,516		06/01/21
Upper Valley Mall	5.89%		45,541	(30)	2,682		07/01/16	(3)
Valle Vista Mall	5.35%		40,000		3,598	(2)	05/10/17
Walt Whitman Shops	8.00%		119,489	(37)	10,742		08/01/16
Washington Square	5.94%		26,932	(32)	1,600	(2)	07/01/16	(3)
Waterloo Premium Outlets	2.27%	(1)	72,822	(7)(9)	1,653	(2)	07/10/13	(3)
West Ridge Mall	5.89%		66,695		4,885		07/01/14
West Ridge Plaza	3.30%	(1)	4,720	(4)	414		12/14/14	(3)
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,325		1,312		10/10/19
Williamsburg Premium Outlets	5.95%		104,427	(39)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		95,081		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,798,751
Unsecured Indebtedness:
Simon Property Group, LP:
Unsecured Revolving Credit Facility — USD	1.93%	(15)(5)	$665,000		$12,823	(2)	10/30/16
Revolving Credit Facility — Yen Currency	1.14%	(15)	287,664	(33)	3,292	(2)	10/30/16
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 8B	6.35%		106,065		6,735	(14)	08/28/12
Unsecured Notes — 9B	5.45%		122,288		6,665	(14)	03/15/13
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14A	5.75%		74,245		4,269	(14)	05/01/12
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16
Unsecured Notes — 19A	5.30%		237,897		12,609	(14)	05/30/13
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		700,000		28,875	(14)	12/01/21

			11,177,641

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service(1)		Maturity Date
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 6	6.88%		50,642		3,482	(14)	06/15/12
Unsecured Notes — CPG 7	6.00%		69,334		4,160	(14)	01/15/13

			119,976

Total Consolidated Unsecured Indebtedness			$11,622,617

Total Consolidated Indebtedness at Face Amounts			$18,421,368
Net Premium on Indebtedness			62,598
Net Discount on Indebtedness			(37,526)

Total Consolidated Indebtedness			$18,446,440

Our Share of Consolidated Indebtedness			$18,175,083

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.09%		$132,888	(26)	$11,075		09/25/23
Atrium at Chestnut Hill	6.89%		41,486		3,880		03/11/31
Auburn Mall	6.02%		41,395		3,027		09/01/20
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		68,016		5,325		04/01/13
Busan Premium Outlets	6.45%	(31)	17,278	(17)	1,114	(2)	12/28/15
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		99,123		7,003		03/06/21
Circle Centre Mall	5.02%		68,159		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Cobblestone Court	5.00%	(28)	2,039		431		05/05/12
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	3.20%	(1)	13,650		1,059		07/01/14	(3)
Crystal Mall	5.62%		90,514		7,319		09/11/32
Dadeland Mall	4.50%		450,000		27,361		12/05/21
Domain Residential Phase II	2.24%	(1)	36,382		815	(2)	07/22/13	(3)
Domain Residential Building P	4.00%	(28)	3,561		142	(2)	07/22/12
Domain Westin	2.25%	(1)	41,021		921	(2)	10/15/13	(3)
Emerald Square Mall	5.13%		123,678		9,479		03/01/13
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley Mall — 1	4.30%		475,000		20,425	(2)	01/04/21
Fashion Valley Mall — 2	6.00%		5,979		445		05/01/14
Firewheel Residential	5.91%		22,662		1,635		11/20/16	(3)
Florida Mall, The	5.25%		368,347		24,849		09/05/20
Gaitway Plaza	4.60%		13,900		640	(2)	07/01/15
Galleria Commerciali Italia — Facility A	5.37%	(16)	287,728		20,665		—	(40)
Galleria Commerciali Italia — Facility B	5.85%	(16)	285,645		21,664		—	(40)
Galleria Commerciali Italia — Catania	2.09%	(16)	90,806		1,895	(2)	12/17/12	(40)
Galleria Commerciali Italia — Cinisello — Fixed	5.38%	(16)	92,825		6,460		03/31/15	(40)
Galleria Commerciali Italia — Cinisello — Variable	2.11%	(16)	65,554		2,052		03/31/15	(40)
Galleria Commerciali Italia — Giugliano A	4.77%	(16)	34,965		1,669	(2)	10/20/13	(40)
Galleria Commerciali Italia — Giugliano B	4.78%	(16)	30,510		2,322		10/20/13	(40)
Galleria Commerciali Italia — Giugliano C	5.19%	(16)	11,500		1,529		10/20/13	(40)
Galleria Commerciali Italia — Argine	3.04%	(16)	56,722		8,797		07/28/22	(40)
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets — Fixed	1.60%		49,257	(26)	9,121		10/25/14
Gotemba Premium Outlets — Variable	0.64%	(12)	6,848	(26)	1,414		05/31/12

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service(1)		Maturity Date
Hamilton Town Center	1.90%	(1)	95,283		1,806	(2)	05/29/12
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,356		637		11/01/14
Indian River Mall	5.21%		63,389		4,313		11/01/14
Johor Premium Outlets	5.34%	(42)	27,273	(41)	1,456	(2)	03/31/18
Kobe Sanda Premium Outlets — Fixed	1.48%		19,587	(26)	4,147		01/31/14
Kobe Sanda Premium Outlets — Variable	0.90%	(12)	50,866	(26)	8,036		01/31/14
Lehigh Valley Mall	5.88%		137,478		9,943		07/05/20
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham	5.61%		260,000		14,586	(2)	03/10/17
Mall of New Hampshire	6.23%		131,246		10,079		10/05/15
Miami International Mall	5.35%		89,987		6,533		10/01/13
Northshore Mall	5.03%		194,706		13,566		03/11/34
Paju Premium Outlets	6.70%	(31)	68,594	(17)	4,596	(2)	04/01/13
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall	7.03%		16,438		2,407		04/01/16
Ridgewood Court	4.60%		14,650		674	(2)	07/01/15
Rinku Premium Outlets	1.86%		21,512	(26)	7,570		11/25/14
Sano Premium Outlets	0.54%	(12)	33,011	(26)	13,855		05/31/18
Seminole Towne Center	5.97%		59,614		4,871		05/06/21
Sendai Premium Outlets	0.49%	(12)	34,367	(26)	4,910		10/31/18
Shops at Sunset Place, The	5.62%		77,086		5,892		09/01/20
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond	3.97%		102,620		6,505		08/01/13
SouthPark Residential	4.80%		22,000		1,056	(2)	05/01/21
Springfield Mall	4.77%	(11)	65,981		3,492		11/30/15
Square One	5.47%		100,000		6,793		01/06/22
St. Johns Town Center	5.06%		166,015		11,025		03/11/15
St. John's Town Center Phase II	5.50%	(11)	77,500		4,266	(2)	05/10/15	(3)
Toki Premium Outlets — Variable	1.13%	(12)	15,074	(26)	2,180		04/30/15
Tosu Premium Outlets — Fixed	1.51%		4,210	(26)	2,488		08/24/13
Tosu Premium Outlets — Variable	0.53%	(12)	39,019	(26)	4,729		01/31/16
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800		865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		367,579		26,980		05/05/20
Whitehall Mall	7.00%		11,372		1,149		11/01/18
Yeoju Premium Outlets	5.88%	(31)	4,320	(17)	254	(2)	07/31/12

Total Joint Venture Secured Indebtedness at Face Amounts			$8,128,320
Mills Indebtedness at Face Amounts (detail in The Mills Limited Partnership Summary)			$7,322,894

Total Joint Venture and Mills Indebtedness at Face Amounts			$15,451,214
Net Premium on Indebtedness			7,457
Net Discount on Indebtedness			(350)

Total Joint Venture Indebtedness			$15,458,321	(22)

Our Share of Joint Venture Indebtedness			$6,501,508	(23)

THE MILLS LIMITED PARTNERSHIP
MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES
As of December 31, 2011
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service(1)		Maturity Date
Mills Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		$171,841		$12,268		07/01/20
Arundel Marketplace	5.92%		10,969		884		01/01/14
Arundel Mills	6.14%		378,932		28,116		08/01/14
Briarwood Mall	7.50%		116,151		10,641		11/30/16
Colorado Mills	2.08%	(18)	145,675		3,023	(2)	02/10/12
Concord Marketplace	5.76%		12,764		972		02/01/14
Concord Mills Mall	6.13%		157,592		13,208		12/07/12
Del Amo	1.80%	(1)	307,753		5,525	(2)	01/23/13	(3)
Denver West Village	5.04%		28,000		2,153		07/01/21
Discover Mills — 1	7.32%		23,700		1,735	(2)	02/12/12
Discover Mills — 2	6.08%		135,000		8,212	(2)	02/12/12
Dover Mall & Commons	5.57%		93,620		6,455		08/06/21
Esplanade, The	2.25%	(29)	71,396	(35)	1,603	(2)	02/01/12
Falls, The	7.50%		112,280		10,287		11/30/16
Franklin Mills	5.65%		290,000		16,385	(2)	06/01/17
Galleria at White Plains	2.25%	(29)	119,317	(35)	2,679	(2)	02/01/12
Grapevine Mills	5.91%	(38)	270,000		15,953	(2)	09/22/14	(3)
Great Mall of the Bay Area	6.01%		270,000		16,227	(2)	08/28/15	(3)
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hilltop Mall	4.99%		64,350		3,211	(2)	07/08/12
Katy Mills	6.69%		138,337		12,207		01/09/13
Lakeforest Mall	4.90%		137,988		8,978		07/08/13	(3)
Liberty Plaza	5.68%		43,000		2,442	(2)	06/01/17
Mall at Tuttle Crossing	5.05%		110,568		7,774		11/05/13
Marley Station	4.89%		114,400		5,595	(2)	07/01/12
Meadowood Mall	5.82%		124,871		8,818		11/06/21
Mills Senior Loan Facility	1.55%	(1)	655,000		10,122	(2)	06/07/12
Net Leases II	9.35%		20,873		1,952	(2)	01/10/23
Northpark Mall — Mills	2.25%	(29)	100,290	(35)	2,252	(2)	02/01/12
Ontario Mills	3.55%	(1)	175,000		6,204	(2)	12/05/13	(3)
Opry Mills	6.16%		280,000		17,248	(2)	10/10/16	(3)
Opry Mills — 2	5.00%		50,590		2,530	(2)	10/10/16	(3)
Outlets at Orange, The	6.25%		218,276		16,258		10/01/14
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
Shops at Riverside, The	2.40%	(1)	130,000		3,114	(2)	06/16/16	(3)
Southdale Center	5.18%		155,142		10,430		04/01/13	(3)(27)
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/15
St. Louis Mills	6.39%		90,000		5,751	(2)	01/08/12
Stoneridge Shopping Center	7.50%		224,219		19,214		11/30/16

Total Mills Secured Indebtedness			$7,222,894
Unsecured Indebtedness:
TMLP Trust Preferred Unsecured Securities	2.75%	(1)	100,000		$2,745	(2)	03/30/36	(19)

Total Mills Unsecured Indebtedness			$100,000

Total Mills Indebtedness at Face Amounts			$7,322,894

Our Share of Mills Indebtedness			$2,816,459

(Footnotes on following page)

(Footnotes for preceding pages)

(1)
Variable rate loans based on LIBOR plus interest rate spreads ranging from 80 bps to 400 bps. LIBOR as of December 31, 2011 was 0.3%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(5)
Through an interest rate swap agreement, interest on $200.0 million is essentially fixed at 3.40%. The interest rate presented is a blended rate.

(6)
Loans secured by these properties are cross-collateralized and cross-defaulted. Factory Stores of America includes Boaz, Georgetown, Graceville, Lebanon, Nebraska City and Story City.

(7)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(8)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(9)
Loan was paid off after December 31, 2011.

(10)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on Yen LIBOR plus interest rate spreads ranging from 35 bps to 187.5 bps. Yen LIBOR as of December 31, 2011 was 0.1443%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2011.

(14)
Requires semi-annual payments of interest only.

(15)
$4,000,000 Credit Facility. As of December 31, 2011, the Credit Facility bears interest at LIBOR + 100 basis points and provides for different pricing based upon our investment grade rating. As of December 31, 2011, $3.0 billion was available after outstanding borrowings and letter of credits.

(16)
Amounts shown in USD Equivalent. Euro equivalent is 738.4 million. Associated with Facility A and B, Giugliano, and a portion of Cinisello are interest rate swap agreements with a total combined 573.8 million euros notional amount that effectively fixes Facility A and B, Giugliano, and a portion of Cinisello at a combined 5.14%.

(17)
Amounts shown in USD equivalent. Won Equivalent is 104,400.0 million.

(18)
LIBOR + 1.780%, with LIBOR capped at 4.000%.

(19)
Redeemable beginning March 30, 2011, pricing re-sets every 5 years based on an index of LIBOR + 2.45%.

(20)
We sold our interest in this property effective January 1, 2012.

(21)
Loans secured by these ten properties are cross-collateralized and cross-defaulted.

(22)
Total joint venture indebtedness does not include the secured debt on The Mall at The Source.

(23)
Our share of indebtedness for joint ventures excludes our share of indebtedness of $105.5 million in joint venture entities in which GCI holds a non-controlling interest.

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

(26)
Amounts shown in US Dollar Equivalent. Yen equivalent 31,473.6 million

(27)
On January 6, 2012, the maturity date was extended to April 1, 2016.

(28)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.00%.

(29)
LIBOR + 1.950%, with LIBOR capped at 6.00%.

(30)
Comprised of a $27.0 million note at 5.89% and a $20.0 million note that is non-interest bearing.

(31)
Variable rate loans based on 91 Day Korea CD rate plus interest rate spreads ranging from 230 bps to 312 bps. The 91 Day Korea CD rate as of December 31, 2011 was 3.58%.

(32)
Comprised of a $15.0 million note at 5.94% and a $12.8 million note that is non-interest bearing.

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

(38)
We have executed a swap agreement that fixes the interest rate on $245.0 million of this loan at 6.26%.

(39)
Loans secured by these three properties are cross-collateralized.

(40)
On January 9, 2012, we sold our interest in GCI.

(41)
Amounts shown in USD Equivalent. Ringgit equivalent is 86,497.4 million.

(42)
Variable rate loans based on KLIBOR plus interest rate spread of 225 bps. KLIBOR as of December 31, 2011 was 3.09%.

(43)
In January 2012, this loan was refinanced with a new unsecured facility that matures on July 30, 2013.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, Beginning of Year	$17,473,760	$18,630,302	$18,042,532
Additions during period:
New Loan Originations	1,865,794	3,709,910	2,073,874
Loans assumed in acquisitions and consolidation	619,192	1,241,907	—
Net Premium	28,483	4,360	3,162
Deductions during period:
Loan Retirements	(1,471,034)	(6,053,631)	(1,427,858)
Amortization of Net Premiums	(8,438)	(9,066)	(10,627)
Scheduled Principal Amortization	(61,317)	(50,022)	(50,781)

Balance, Close of Year	$18,446,440	$17,473,760	$18,630,302

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

 Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on our units:

Declared Distributions
2010
1st Quarter	$0.60
2nd Quarter	0.60
3rd Quarter	0.60
4th Quarter	0.80
2011
1st Quarter	$0.80
2nd Quarter	0.80
3rd Quarter	0.80
4th Quarter	1.10

  Holders

            The number of holders of record of units was 259 as of February 14, 2012.

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

            Distributions during 2011 aggregated $3.50 per unit, including a special distribution of $0.20 per unit paid in December. Distributions during 2010 aggregated $2.60 per unit. All 2011 and 2010 distributions were paid entirely in cash. On February 3, 2012, Simon Property's Board of Directors approved a quarterly common stock dividend for the first quarter of 2012 of $0.95 per share. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock.

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

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$4,306,432	$3,957,630	$3,775,216	$3,783,155	$3,650,799
Consolidated income from continuing operations	1,245,900	753,514	387,262	599,560	674,605
Net income attributable to unitholders	$1,232,089	$733,945	$343,572	$529,726	$549,678
BASIC EARNINGS PER UNIT:
Income from continuing operations	$3.48	$2.10	$1.06	$1.88	$2.09
Discontinued operations	—	—	—	—	(0.13)

Net income attributable to unitholders	$3.48	$2.10	$1.06	$1.88	$1.96

Weighted average units outstanding	354,026	349,976	324,102	282,508	281,035
DILUTED EARNINGS PER UNIT:
Income from continuing operations	$3.48	$2.10	$1.05	$1.87	$2.08
Discontinued operations	—	—	—	—	(0.13)

Net income attributable to unitholders	$3.48	$2.10	$1.05	$1.87	$1.95

Diluted weighted average units outstanding	354,095	350,250	325,764	283,059	281,813
Distributions per unit (1)	$3.50	$2.60	$2.70	$3.60	$3.36
BALANCE SHEET DATA:
Cash and cash equivalents	$798,650	$796,718	$3,957,718	$773,544	$501,982
Total assets	26,216,925	24,857,429	25,948,266	23,422,749	23,442,466
Mortgages and other indebtedness	18,446,440	17,473,760	18,630,302	18,042,532	17,218,674
Total equity	$5,544,288	$5,633,752	$5,182,962	$3,101,967	$3,414,612
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$2,005,887	$1,755,210	$1,720,520	$1,635,887	$1,559,432
Investing activities	(994,042)	(1,246,695)	(418,991)	(1,022,275)	(2,049,576)
Financing activities	$(1,009,913)	$(3,669,515)	$1,882,645	$(342,050)	$62,766
Ratio of Earnings to Fixed Charges	1.97x	1.45x	1.30x	1.46x	1.53x

Notes

(1)
Represents distributions on units declared per period.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that are included in this report.

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In this report, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, or the Code. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2011, we owned or held an interest in 326 income-producing properties in the United States, which consisted of 151 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties in the Mills portfolio, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties acquired in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2011, we had an ownership interest in a joint venture which owned 45 shopping centers in Italy. We sold our entire ownership in this joint venture to our venture partner, Auchan S.A., on January 9, 2012. Additionally, we have ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia.

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

            We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

  •
  attracting and retaining high quality tenants and utilizing economies of scale to reduce operating expenses,

  •
  expanding and re-tenanting existing highly productive locations at competitive rental rates,

  •
  selectively acquiring or increasing our interests in high quality real estate assets or portfolios of assets,

  •
  generating consumer traffic in our retail properties through marketing initiatives and strategic corporate alliances, and

  •
  selling selective non-core assets.

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

Results Overview

            Diluted earnings per unit of limited partnership interest, or unit, increased $1.38 during 2011 to $3.48 from $2.10 for 2010. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2011, the impact of our acquisition activity, and a decrease in interest expense due to the repayment of debt and lower interest rates,

  •
  in 2011, a net gain due to acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities of $216.6 million, or $0.61 per diluted unit, primarily driven by non-cash gains totaling $251.2 million related to the acquisition of a controlling interest in a previously unconsolidated regional mall and the distribution of a joint venture's properties to us and our venture partner which resulted in a non-cash gain on the distribution,

  •
  in 2010, transaction expenses of $69.0 million, or $0.19 per diluted unit, for costs incurred related to the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, other acquisition-related activities and the settlement of a transaction related dispute,

  •
  in 2010, a $350.7 million, or $1.00 per diluted unit, loss on extinguishment of debt related to our two senior unsecured notes tender offers, and

  •
  in 2010, a gain due to acquisition of controlling interest, sale or disposal of assets and interests in unconsolidated entities, net of $320.3 million, or $0.92 per diluted unit, primarily driven by the sale of our interest in Simon Ivanhoe S.à.r.l, or Simon Ivanhoe.

            Core business fundamentals during 2011 improved from the economic environment that existed during 2010. Total sales per square foot, or psf, increased 10.7% from December 31, 2010 to $536 psf at December 31, 2011, for our portfolio of regional malls and Premium Outlets. Average base minimum rent increased 4.4% to $39.42 psf as of December 31, 2011, from $37.77 psf as of December 31, 2010. Releasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $5.20 psf as of December 31, 2011, representing a 10.5% increase over expiring payments as of December 31, 2011. Ending occupancy was 94.8% as of December 31, 2011, as compared to 94.5% as of December 31, 2010, an increase of 30 basis points.

            Our effective overall borrowing rate at December 31, 2011 decreased 23 basis points to 5.35% as compared to 5.58% at December 31, 2010. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 22 basis points (5.83% at December 31, 2011 as compared to 6.05% at December 31, 2010) and a decrease in the effective overall borrowing rate on variable rate debt of 48 basis points (1.45% at December 31, 2011 as compared to 1.93% at December 31, 2010). At December 31, 2011, the weighted average years to maturity of our consolidated indebtedness was approximately 5.7 years as compared to approximately 5.9 years at December 31, 2010. Our financing activities for the year ended December 31, 2011, included the redemption at par of $542.5 million of senior unsecured notes with fixed rates ranging from 5.00% to 8.25% and the repayment of $368.2 million in mortgage loans with a weighted average interest rate of 6.64%, unencumbering six properties. In addition, in 2011 we issued $500.0 million of senior unsecured notes at a fixed interest rate of 2.8% with a maturity date of January 2017 and $700.0 million of senior unsecured notes at a fixed interest rate of 4.13% with a maturity date of December 2021. As further discussed in "Financing and Debt" below, on October 5, 2011, we entered into a new $4.0 billion unsecured revolving credit facility, or Credit Facility.

United States Portfolio Data

            The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy; average base minimum rent per square foot; and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information below related to community/lifestyle centers and our investment in the Mills portfolio from our other U.S. operations. We also do not include any properties located outside of the United States. During 2011, we made changes to the method and presentation of certain of our operational statistics as defined below.

            The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	2011	%/Basis Points Change(1)	2010	%/Basis Points Change(1)		2009
U.S. Regional Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.9%	-20 bps	95.1%	+110 bps		94.0%
Unconsolidated	94.2%	+180 bps	92.4%	+100 bps		91.4%
Total Portfolio	94.8%	+30 bps	94.5%	+110 bps		93.4%
Average Base Minimum Rent per Square Foot
Consolidated	$37.45	3.6%	$36.14	(2.0%	)	$36.88
Unconsolidated	$48.76	12.2%	$43.44	0.6%		$43.19
Total Portfolio	$39.42	4.4%	$37.77	(1.8%	)	$38.47
Total Sales per Square Foot
Consolidated	$518	9.1%	$475	7.5%		$442
Unconsolidated	$638	21.8%	$524	8.5%		$483
Total Portfolio	$536	10.7%	$484	7.1%		$452
The Mills®:
Ending Occupancy	95.0%	+130 bps	93.7%	-20 bps		93.9%
Average Base Minimum Rent per Square Foot	$20.36	2.5%	$19.86	1.2%		$19.62
Total Sales per Square Foot	$448	9.8%	$408	10.6%		$369
Mills Regional Malls:
Ending Occupancy	88.6%	-180 bps	90.4%	+110 bps		89.3%
Average Base Minimum Rent per Square Foot	$34.98	—	$34.97	(1.2%	)	$35.41
Total Sales per Square Foot	$413	5.1%	$393	3.4%		$380
Community/Lifestyle Centers:
Ending Occupancy	93.4%	+180 bps	91.6%	+90 bps		90.7%
Average Base Minimum Rent per Square Foot	$13.75	2.8%	$13.38	(0.5%	)	$13.45

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

International Property Data

            The following are selected key operating statistics for certain of our international properties(1).

	2011	% Change	2010	% Change	2009
International Premium Outlets(2)(3)
Ending Occupancy	100.0%		99.8%		99.6%
Comparable Sales per Square Foot(4)	¥85,488	-4.1%	¥89,139	-5.6%	¥94,468
Average Base Minimum Rent per Square Foot	¥4,834	1.4%	¥4,766	1.1%	¥4,714

(1)
Does not include statistics for European operations as we sold our entire interest in Gallerie Commerciali Italia, S.p.A., or GCI, on January 9, 2012.

(2)
Information supplied by the managing venture partner.

(3)
Does not include our centers in Mexico (Premium Outlets Punta Norte), Malaysia (Johor Premium Outlets), and South Korea (Yeoju and Paju Premium Outlets).

(4)
Does not include Sendai-Izumi Premium Outlets in Japan as the property was closed for repair due to damages from the earthquake in Japan in March 2011. The center re-opened on June 17, 2011.

Critical Accounting Policies

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue, and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.

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

  •
  We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, a decline in a property's cash flows, occupancy or comparable sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments including investments in unconsolidated entities if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other assets could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  •
  To maintain Simon Property's qualification as a REIT under the Code, Simon Property is required to distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. Simon

    Property monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon Property fails to maintain its REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded during those periods. This could adversely impact our ability to sell our debt securities and Simon Property's ability to sell its securities in the capital markets. We make distributions to our unitholders including Simon Property so that Simon Property can meet its REIT qualification requirements.

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

Results of Operations

            In addition to the activity discussed above in "Results Overview" section, the following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During 2011, we disposed of three of our other retail properties and one of our regional malls.

  •
  On August 25, 2011, we acquired additional interests in The Plaza at King of Prussia and The Court at King of Prussia, or, collectively, King of Prussia, a 2.4 million square foot regional mall in the Philadelphia market, which had previously been accounted for under the equity method. We now have a controlling interest in this property and its results are consolidated as of the acquisition date.

  •
  On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown, a 222,000 square foot lifestyle center located in Albuquerque, New Mexico.

  •
  On June 28, 2011, we sold Prime Outlets — Jeffersonville, a 410,000 square foot outlet center located in Jeffersonville, Ohio.

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

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During 2011, we disposed of one of our regional malls.

  •
  On December 31, 2011, as further discussed in Note 4 of the Notes to Consolidated Financial Statements, a 50% joint venture distributed a portfolio of properties to us and our joint venture partner.

  •
  On December 2, 2011, we and our partner, Genting Berhad, opened Johor Premium Outlets, a 173,000 square foot outlet center in Johor, Malaysia.

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

  •
  On May 28, 2010, we acquired an additional noncontrolling interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our interest from 31.5% to 50.4%.

  •
  On April 29, 2010, GCI, an Italian joint venture in which we held a 49.0% ownership interest, sold its 40.0% interest in Porta di Roma for €71 million.

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

  •
  On July 9, 2009, Chelsea Japan Company, Ltd., or Chelsea Japan, the joint venture which operates the Japanese Premium Outlets in which we have a 40.0% ownership interest, opened Ami Premium Outlets located in Ami, Japan.

            For the purposes of the following comparisons between the years ended December 31, 2011 and 2010 and the years ended December 31, 2010 and 2009, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both years in the year-to-year comparisons.

            During 2011, we agreed to dispose of certain consolidated properties that had an aggregate carrying value of $355.4 million and debt obligations of $177.0 million for aggregate sales proceeds of $136.0 million resulting in a net loss of $42.4 million. The loss on disposition of these properties recognized in the consolidated statements of operations and comprehensive income and the operating results of such properties were not significant to our consolidated results of operations. The following lists those consolidated properties we disposed of during 2011 and the date of disposition:

Property	Date of Disposition
Crossville Outlet Center	March 18, 2011
Prime Outlets — Jeffersonville	June 28, 2011
Century III Mall	September 1, 2011
Crystal River Mall	December 1, 2011
Factory Merchants Branson	December 31, 2011

            During 2010, we disposed of three consolidated properties that had an aggregate carrying value of $91.4 million and debt obligations of $91.3 million for which we received aggregate sales proceeds of $5.8 million resulting in a net gain of $5.7 million. The gain on disposition of these properties recognized in the consolidated statements of operations and comprehensive income and the operating results of the properties that we sold or disposed of during 2010 were not significant to our consolidated results of operations. The following lists those consolidated properties we disposed of and the date of disposition:

Property	Date of Disposition
Crossroads Mall	March 4, 2010
Brightwood Plaza	March 30, 2010
Palm Beach Mall	March 31, 2010

            During 2009, we disposed of four consolidated properties that had an aggregate net book value of $13.7 million for aggregate sales proceeds of $3.9 million, resulting in a net loss of $9.8 million. The loss on disposition of these assets recognized in the consolidated statements of operations and comprehensive income and the operating results of the properties that we sold or disposed of during 2009 were not significant to our consolidated results of operations. The following lists those consolidated properties we disposed of and the date of disposition:

Property	Date of Disposition
Knoxville Commons	November 2, 2009
Park Plaza	November 2, 2009
Eastland Plaza	October 30, 2009
Raleigh Springs Mall	October 15, 2009

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

            Minimum rents increased $235.2 million during 2011, of which the property transactions accounted for $170.2 million of the increase. Comparable rents increased $65.0 million, or 2.8%. The increase in comparable rents was primarily attributable to a $64.7 million increase in base minimum rents. Overage rents increased $30.2 million, or 27.3%, as a result of an increase related to the property transactions of $14.1 million and an increase in tenant sales during 2011.

            Tenant reimbursements increased $93.5 million, due to a $63.9 million increase attributable to the property transactions and a $29.6 million, or 2.9%, increase in the comparable properties primarily due to increases to the fixed reimbursement related to common area maintenance.

            Total other income decreased $16.9 million, principally as a result of the following:

  •
  a decrease in lease settlement income of $38.1 million due to a higher number of terminated leases in 2010,

  •
  offset by an increase in interest income of $8.7 million primarily related to loans held for investment,

  •
  a $2.0 million increase in land sale activity, and

  •
  a $10.5 million increase in net other activity.

            Depreciation and amortization expense increased $83.1 million primarily due to additional depreciable assets acquired in the King of Prussia and Prime acquisitions.

            Real estate tax expense increased $23.8 million of which the property transactions accounted for $18.1 million with the remaining increase primarily caused by higher tax payments in 2011.

            Repairs and maintenance expense increased $11.1 million of which the property transactions accounted for $6.9 million. Repairs and maintenance expense at the comparable properties increased $4.2 million primarily due to increased general repairs at the properties.

            During 2011, we recorded a provision for credit losses of $6.5 million whereas in the prior year the provision was $3.1 million. Our bad debt provision in both 2011 and 2010 has been lower than our historical experience.

            Home and regional office expense increased $19.3 million primarily due to increased long-term incentive compensation and marginally higher personnel costs in 2011.

            General and administrative expense increased $25.1 million primarily as a result of increased performance compensation costs.

            Other expenses increased $29.0 million of which the property transactions accounted for $10.2 million and the comparable properties and corporate costs accounted for $18.3 million primarily related to an increase in legal and professional fees and unfavorable changes in foreign currency exchange rates.

            Interest expense decreased $43.6 million primarily related to the repayment of five unsecured notes in 2011, repayment of mortgages at six properties and purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by increased borrowings under our credit facility, new or refinanced debt at several properties including debt associated with the Prime acquisition and new unsecured debt and our issuance of two series of unsecured notes in 2011.

            During 2011, we disposed of our interest in an unconsolidated regional mall, one regional mall, three other retail properties, and Prime Outlets — Jeffersonville, and acquired a controlling interest in a regional mall previously accounted for under the equity method. In addition, on December 31, 2011, a joint venture in which we had a 50% interest was dissolved and, as a result, distributed a portfolio of properties to us and our joint venture partner. We now consolidate the six properties we received in the distribution and recorded a non-cash gain representing the fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. These transactions resulted in an aggregate net gain in 2011 of $216.6 million. During 2010, we recorded a gain of $321.0 million primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe, the gain on the acquisition of a controlling interest in a regional mall previously accounted for under the equity method and the gain on the sale of Porta di Roma by GCI.

            Preferred unit distributions decreased $3.7 million as a result of the conversion and redemption of the remaining 6% Series I Convertible Perpetual Preferred Units in the second quarter of 2010.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

            Minimum rents increased $112.7 million during the 2010 period, due to an $80.9 million increase attributable to the property transactions and an increase in comparable rents of $31.8 million, or 1.4%. The increase in comparable minimum rents was primarily attributable to a $33.8 million increase in base minimum rents and a $6.5 million increase in comparable rents from carts, kiosks, and other temporary tenants, partially offset by a $4.8 million decline in the fair market value of in-place lease amortization and a $3.7 million decrease in straight-line rents. Overage rents increased $25.7 million, or 30.3%, as a result of an increase in tenant sales for the period as compared to the prior year.

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

            Total other income increased $25.3 million, principally as a result of the result of the following:

  •
  an increase in lease settlement income of $33.6 million due to a higher number of terminated leases in the period, and

  •
  an increase in interest income of $10.1 million due to an increase in our available cash on deposit,

  •
  offset by a $12.4 million decrease in land sale activity, and

  •
  a $6.0 million decrease in net other activity.

            Property operating expenses decreased $11.4 million, or 2.7%, primarily related to lower costs resulting from our cost control and cost reduction initiatives and generally lower cost of utilities. An increase in property operating expenses in the fourth quarter related to the Prime acquisition was offset by more favorable claims experience by our captive insurance subsidiaries.

            Depreciation and amortization expense decreased $14.8 million due to the impact of the acceleration of depreciation in 2009 for certain properties scheduled for redevelopment, offset by an increase in 2010 of $52.7 million related to the Prime acquisition and an increase related to openings and expansion activity.

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

            Preferred unit distributions decreased $29.3 million as a result of the conversion and redemption of the remaining 6% Series I Convertible Perpetual Preferred Units in the second quarter of 2010.

Liquidity and Capital Resources

            Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions and entering into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises approximately 11.2% of our total consolidated debt at December 31, 2011. We also enter into interest rate protection agreements as appropriate to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.4 billion during 2011. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

            Our balance of cash and cash equivalents increased $2.0 million during 2011 to $798.7 million as of December 31, 2011 as further discussed in "Cash Flows" below.

            On December 31, 2011, we had available borrowing capacity of approximately $3.0 billion under the Credit Facility, net of outstanding borrowings of $952.7 million and letters of credit of $36.0 million. For the year ended December 31, 2011, the maximum amount outstanding under the Credit Facility or the predecessor facility was

$1.8 billion and the weighted average amount outstanding was approximately $1.1 billion. The weighted average interest rate was 1.66% for the year ended December 31, 2011.

            We also have access to long term unsecured debt markets and access to private equity from institutional investors at the property level. Simon Property also has access to public equity markets.

            Our business model requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility to address our debt maturities and capital needs through 2012.

  Loans to SPG-FCM

            As part of the Mills acquisition in 2007, we made loans to SPG-FCM Ventures, LLC, or SPG-FCM, which were used to repay loans and other obligations. As of December 31, 2011 and 2010, the outstanding balance of our remaining loan to SPG-FCM was $651.0 million. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012. During 2011, 2010 and 2009, we recorded approximately $9.8 million, $9.9 million and $9.3 million in interest income (net of inter-entity eliminations) related to this loan, respectively. We also recorded fee income, including fee income amortization related to up-front fees on those loans during 2011, 2010 and 2009 of approximately $1.0 million, $0.9 million, and $3.7 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $2.4 billion during 2011. In addition, we received net proceeds from our debt financing and repayment activities in 2011 of $256.5 million. These activities are further discussed below in "Financing and Debt". During 2011, we:

  •
  paid unitholder distributions of $1.2 billion,

  •
  paid preferred unit distributions totaling $5.3 million,

  •
  funded consolidated capital expenditures of $445.5 million (includes development and other costs of $67.9 million, renovation and expansion costs of $157.1 million, and tenant costs and other operational capital expenditures of $220.5 million),

  •
  funded investments in unconsolidated entities of $20.8 million, and

  •
  funded property acquisitions and acquired additional interests in previously unconsolidated entities for $1.3 billion.

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

            We expect to generate positive cash flow from operations in 2012, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants, many of whom are still recovering from the recent economic downturn. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from the Credit Facility, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

  Financing and Debt

  Unsecured Debt

            At December 31, 2011, our unsecured debt consisted of $10.7 billion of senior unsecured notes and $952.7 million outstanding under the Credit Facility. The December 31, 2011 balance included $287.7 million (U.S. dollar equivalent) of Yen-denominated borrowings. The maximum outstanding balance of the Credit Facility or the predecessor facility during the year ended December 31, 2011 was $1.8 billion and the weighted average outstanding balance was approximately $1.1 billion. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of December 31, 2011.

            On October 5, 2011, we entered into the new Credit Facility replacing a predecessor facility. The Credit Facility provides an initial borrowing capacity of $4.0 billion, which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points and an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            During the year ended December 31, 2011, we redeemed at par $542.5 million of senior unsecured notes with fixed rates ranging from 5.00% to 8.25%. In addition, on November 10, 2011, we issued $500.0 million of senior unsecured notes at a fixed interest rate of 2.8% with a maturity date of January 2017 and $700.0 million of senior unsecured notes at a fixed interest rate of 4.13% with a maturity date of December 2021.

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

  Secured Debt

            Total secured indebtedness was $6.8 billion and $6.6 billion at December 31, 2011 and December 31, 2010, respectively. During the year ended December 31, 2011, we repaid $368.2 million in mortgage loans with a weighted average interest rate of 6.64%, unencumbering six properties.

            As discussed in "Acquisitions and Dispositions," as a result of the acquisition of additional interests in King of Prussia in August 2011, we now own a controlling interest in this property and, accordingly, we consolidated the property as of the acquisition date, including the property's $160.1 million mortgage debt. In addition, we consolidated six properties we received as a distribution from a joint venture of its interests in a portfolio of properties. Four of these properties are encumbered by mortgages totaling $459.0 million.

  Covenants

            Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2011, we were in compliance with all covenants of our unsecured debt.

            At December 31, 2011, we or our subsidiaries were the borrowers under 89 non-recourse mortgage notes secured by mortgages on 89 properties, including 10 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 44 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2011 and 2010, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2011	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2010	Effective Weighted Average Interest Rate
Fixed Rate	$16,407,374	5.83%	$15,471,545	6.05%
Variable Rate	2,039,066	1.45%	2,002,215	1.93%

	$18,446,440	5.35%	$17,473,760	5.58%

            As of December 31, 2011, we had $485.8 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.58%. As of December 31, 2011, the net effect of these agreements effectively converted $485.8 million of variable rate debt to fixed rate debt.

  Contractual Obligations and Off-balance Sheet Arrangements

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2011, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2012	2013 to 2014	2015 to 2017	After 2017	Total
Long Term Debt(1)	$1,564,661	$3,003,954	$7,977,855	$5,874,898	$18,421,368
Interest Payments(2)	955,071	1,695,024	1,650,615	1,547,215	5,847,925
Consolidated Capital Expenditure Commitments	229,543	—	—	—	229,543
Consolidated Ground Lease Commitments(3)	26,193	53,220	82,161	823,737	985,311

(1)
Represents principal maturities only and therefore, excludes net premiums of $25,072.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2011.

(3)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 to the Notes to Consolidated Financial Statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2011, we guaranteed $30.2 million of the total joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

  Acquisitions and Dispositions

            Buy-sell provisions are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We or our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our unitholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in acquisition, development, redevelopment, or expansion opportunities.

            Acquisitions.    On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to fair value and a corresponding non-cash gain of approximately $168.3 million representing the fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia, thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million.

            On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown, a lifestyle center located in Albuquerque, New Mexico. Also, during the second quarter, we purchased an additional noncontrolling interest in an unconsolidated regional mall.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area. During 2011, we agreed to dispose of certain consolidated properties that had an aggregate carrying value of $355.4 million and debt obligations of $177.0 million for aggregate sales proceeds of $136.0 million resulting in a net loss of $42.4 million. In addition, in April 2011, we disposed of our interest in an unconsolidated regional mall, resulting in a gain of $7.8 million.

            At December 31, 2011, we had a 49.0% ownership interest in GCI which owned 45 properties located in Italy. On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received related to the sale of our interest in GCI was $378.0 million. We expect to record a gain on the sale in the first quarter of 2012.

  Development Activity

            New Domestic Developments.    In August 2011, we began construction on Tanger Outlets — Galveston located in Texas City, Texas. We have a 50.0% interest in this new center through a joint venture with Tanger Factory Outlets Centers. Our estimated share of the cost of this project is $32.2 million.

            During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new center, which is wholly owned by us, is expected to open in the second quarter of 2012. The estimated cost of this project is $144.0 million, and the carrying amount of the construction in progress as of December 31, 2011 was $100.7 million. Other than these two projects, our share of other 2011 new developments is not significant.

            Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted redevelopment and expansion initiatives which we previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at numerous centers, and we expect our share of development costs for 2012 related to renovation or expansion initiatives to be approximately $800.0 million. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2011	2010	2009
New Developments and Other	$68	$39	$160
Renovations and Expansions	157	96	159
Tenant Allowances	119	103	43
Operational Capital Expenditures	101	18	14

Total	$445	$256	$376

            International Development Activity.    We typically reinvest net cash flow from our international investments to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded our foreign investments with local currency-denominated borrowings that act as a natural hedge against local currency fluctuations. This has been the case with our Premium Outlets in Japan, South Korea, and Malaysia where we use Yen, Won, and Ringgit denominated financing, respectively. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, Peso and other foreign currencies is not material. We expect our share of international development costs for 2012 will be approximately $67.0 million, primarily funded through reinvested joint venture cash flow and construction loans.

            On March 17, 2011, Paju Premium Outlets, a 328,000 square foot center located in Seoul, South Korea, opened. The net cost of this project is KRW 115.1 billion, of which our share is approximately KRW 57.5 billion, or $52.1 million based on applicable KRW:USD exchange rates.

            On July 14, 2011 Tosu Premium Outlets Phase III, a 52,000 square foot expansion to the Tosu Premium Outlet located in Fukuoka, Japan, opened and, on December 8, 2011, Ami Premium Outlets Phase II, a 90,000 square foot expansion to the Ami Premium Outlets located in Ami, Japan, opened. The combined projected net cost of these projects is ¥6.8 billion, of which our share is approximately ¥2.7 billion, or $35.3 million based on applicable Yen:USD exchange rates. Rinku Premium Outlets Phase IV, a 103,000 square foot expansion to the Rinku Premium Outlet located in Osaka, Japan, is under construction and is expected to open in July 2012. The projected net cost of this project is ¥3.4 billion, of which our share is approximately ¥1.4 billion, or $17.5 million based on current Yen:USD exchange rates.

            On December 2, 2011, Johor Premium Outlets, a 190,000 square foot center located in Johor, Malaysia, opened. The net cost of this project is MYR 153.0 million, of which our share is approximately MYR 77.0 million, or $24.2 million based on applicable MYR:USD exchange rates.

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged to consolidated net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR, which was at historically low levels during 2011. Based upon consolidated indebtedness and interest rates at December 31, 2011, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $10.2 million, and would decrease the fair value of debt by approximately $402.9 million.

Distributions

            Distributions during 2011 aggregated $3.50 per unit including a special December distribution of $0.20 per unit. Distributions during 2010 aggregated $2.60 per unit. The 2011 and 2010 distributions were paid entirely in cash. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our consolidated net income generated in any given year primarily because of depreciation, which is a "non-cash" expense. Future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, risks related to international activities, insurance costs and coverage, terrorist activities, changes in market conditions and maintenance of Simon Property's status as a real estate investment trust. We discuss these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Simon Property's Board of Directors, principal executive and principal financial officers and effected by Simon Property's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on that assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on their assessment of our internal control over financial reporting. Their report appears on the following page.

 Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and the Partners of Simon Property Group, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2011 of Simon Property Group, L.P. and Subsidiaries, and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 2, 2012

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young, LLP, Simon Property's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

Item 14.    Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made. We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
Audit Fees(1)	$2,512,000	$2,465,000
Audit-Related Fees(2)	4,960,000	4,954,000
Tax Fees(3)	241,000	351,000
All Other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon Property, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit-Related Fees include audits of individual or portfolios of properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. Our share of these Audit-Related Fees for the years ended 2011 and 2010 are approximately 51% and 47%, respectively.

(3)
Tax Fees include fees for international and other tax consulting services. Tax Fees also include return compliance services associates with the tax returns for certain joint ventures. Our share of these fees for 2011 and 2010 is approximately 60% and 51%, respectively.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 2, 2012

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2011	December 31, 2010
ASSETS:
Investment properties at cost	$29,657,046	$27,508,735
Less — accumulated depreciation	8,388,130	7,711,304

	21,268,916	19,797,431
Cash and cash equivalents	798,650	796,718
Tenant receivables and accrued revenue, net	486,731	426,736
Investment in unconsolidated entities, at equity	1,378,084	1,390,105
Deferred costs and other assets	1,633,544	1,795,439
Notes receivable from related party	651,000	651,000

Total assets	$26,216,925	$24,857,429

LIABILITIES:
Mortgages and other indebtedness	$18,446,440	$17,473,760
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,091,712	993,738
Cash distributions and losses in partnerships and joint ventures, at equity	695,569	485,855
Other liabilities and accrued dividends	170,971	184,855

Total liabilities	20,404,692	19,138,208

COMMITMENTS AND CONTINGENCIES
Preferred units, various series, at liquidation value, and noncontrolling redeemable
interests in properties	267,945	85,469
EQUITY:
Partners' equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	45,047	45,375
General Partner, 293,856,250 and 292,961,909 units outstanding, respectively	4,604,619	4,785,405
Limited Partners, 60,858,134 and 60,233,424 units outstanding, respectively	953,622	983,887

Total partners' equity	5,603,288	5,814,667
Nonredeemable noncontrolling deficit interests in properties, net	(59,000)	(180,915)

Total equity	5,544,288	5,633,752

Total liabilities and equity	$26,216,925	$24,857,429

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Twelve Months Ended December 31,
	2011	2010	2009
REVENUE:
Minimum rent	$2,664,724	$2,429,519	$2,316,838
Overage rent	140,842	110,621	84,922
Tenant reimbursements	1,177,269	1,083,780	1,062,227
Management fees and other revenues	128,010	121,207	124,059
Other income	195,587	212,503	187,170

Total revenue	4,306,432	3,957,630	3,775,216

EXPENSES:
Property operating	436,571	414,264	425,703
Depreciation and amortization	1,065,946	982,820	997,598
Real estate taxes	369,755	345,960	333,957
Repairs and maintenance	113,496	102,425	91,736
Advertising and promotion	107,002	97,194	93,565
Provision for credit losses	6,505	3,130	22,655
Home and regional office costs	128,618	109,314	110,048
General and administrative	46,319	21,267	18,124
Impairment charge	—	—	197,353
Transaction expenses	—	68,972	5,697
Other	97,078	68,045	72,088

Total operating expenses	2,371,290	2,213,391	2,368,524

OPERATING INCOME	1,935,142	1,744,239	1,406,692
Interest expense	(983,526)	(1,027,091)	(992,065)
Loss on extinguishment of debt	—	(350,688)	—
Income tax (expense) benefit of taxable REIT subsidiaries	(3,583)	(1,734)	5,220
Income from unconsolidated entities	81,238	75,921	40,220
Impairment charge from investments in unconsolidated entities	—	(8,169)	(42,697)
Gain (loss) upon acquisition of controlling interests, and on sale or disposal
of assets and interests in unconsolidated entities, net	216,629	321,036	(30,108)

CONSOLIDATED NET INCOME	1,245,900	753,514	387,262
Net income attributable to noncontrolling interests	8,559	10,640	5,496
Preferred unit requirements	5,252	8,929	38,194

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$1,232,089	$733,945	$343,572

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$1,021,462	$610,424	$283,098
Limited Partners	210,627	123,521	$60,474

Net income attributable to unitholders	$1,232,089	$733,945	$343,572

BASIC EARNINGS PER UNIT:
Net income attributable to unitholders	$3.48	$2.10	$1.06

DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$3.48	$2.10	$1.05

Consolidated Net Income	$1,245,900	$753,514	$387,262
Unrealized loss on interest rate hedge agreements	(91,933)	(3,493)	(27,999)
Net loss on derivative instruments reclassified from accumulated
other comprehensive income into interest expense	16,169	15,769	14,754
Currency translation adjustments	(8,462)	(20,590)	(8,244)
Changes in available-for-sale securities and other	(37,431)	19,934	224,694

Comprehensive income	1,124,243	765,134	590,467
Comprehensive income attributable to noncontrolling interests	8,559	10,640	5,496

Comprehensive income attributable to common unitholders	$1,115,684	$754,494	$584,971

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,245,900	$753,514	$387,262
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,112,438	1,016,027	1,009,490
Loss on debt extinguishment	—	350,688	—
Impairment charges	—	8,169	240,050
(Gain) loss upon acquisition of controlling interests, and on sale or disposal of assets and interests in unconsolidated entities, net	(216,629)	(321,036)	30,108
Straight-line rent	(30,308)	(24,487)	(24,653)
Equity in income of unconsolidated entities	(81,238)	(75,921)	(40,220)
Distributions of income from unconsolidated entities	112,977	109,050	105,318
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(19,370)	2,144	37,465
Deferred costs and other assets	(58,924)	(40,388)	(28,089)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(58,959)	(22,550)	3,789

Net cash provided by operating activities	2,005,887	1,755,210	1,720,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,259,623)	(976,276)	—
Funding of loans to related parties	—	(29,500)	(120,000)
Repayments of loans to related parties	—	10,500	8,700
Capital expenditures, net	(445,495)	(256,312)	(376,275)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	19,302	27,015	—
Net proceeds from sale of assets	136,013	301,425	33,106
Investments in unconsolidated entities	(20,807)	(193,925)	(107,204)
Purchase of marketable and non-marketable securities	(42,015)	(16,157)	(132,984)
Sale of marketable and non-marketable securities	6,866	26,175	74,116
Purchase of loans held for investment	—	(433,033)	—
Repayments of loans held for investment	235,124	37,574	—
Distributions of capital from unconsolidated entities and other	376,593	255,819	201,550

Net cash used in investing activities	(994,042)	(1,246,695)	(418,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	5,313	4,166	1,642,228
Preferred unit redemptions	—	(10,994)	(87,689)
Distributions to noncontrolling interest holders in properties	(28,793)	(24,615)	(30,706)
Contributions from noncontrolling interest holders in properties	1,217	1,058	2,795
Partnership distributions	(1,244,156)	(919,443)	(186,050)
Loss on debt extinguishment	—	(350,688)	—
Mortgage and other indebtedness proceeds, net of transaction costs	1,655,203	3,858,815	3,220,706
Mortgage and other indebtedness principal payments	(1,398,697)	(6,227,814)	(2,678,639)

Net cash (used in) provided by financing activities	(1,009,913)	(3,669,515)	1,882,645

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,932	(3,161,000)	3,184,174
CASH AND CASH EQUIVALENTS, beginning of year	796,718	3,957,718	773,544

CASH AND CASH EQUIVALENTS, end of year	$798,650	$796,718	$3,957,718

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in Thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$48,671	$2,576,307	$627,799	$(150,810)	$3,101,967

General partner contributions (181,850 units)		4,725			4,725
Issuance of units related to Simon Property public offerings (40,250,000 units)		1,638,340			1,638,340
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units converted to common units (1,866,474 units)		24,033	(24,033)		—
Series C preferred units (94,235 units) converted to limited partner units (51,447 units)			2,638		2,638
Series D preferred units (1,269,524 units) converted to limited partner units (614,055 units)			38,086		38,086
Stock incentive program (254,227 units, net)					—
Amortization of stock incentive		22,870			22,870
Other	(2,639)	(5,275)	624	2,712	(4,578)
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(171,446)	171,446		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(742,700)	(159,392)	(25,176)	(930,605)
Units issued to common unitholders (11,876,076 units) and limited partners (2,637,341 units)		620,503	133,734		754,237
Net income, excluding preferred distributions on temporary equity preferred units of $34,857	3,337	283,098	60,474	5,496	352,405
Other comprehensive income (loss)		161,978	41,227		203,205

Balance at December 31, 2009	$45,704	$4,412,433	$892,603	$(167,778)	$5,182,962

General partner contributions (178,683 units)		5,006			5,006
Issuance of limited partner units (1,813,993)			162,987		162,987
Series J preferred stock premium and amortization	(329)				(329)
Series I preferred units (7,871,276 units) converted to common units (6,670,589 units)		393,564			393,564
Series I preferred units (1,017,480 units) converted to limited partner common units (862,292 units)			50,874		50,874
Limited partner units converted to common units (247,640 units)		3,866	(3,866)		—
Stock incentive program (116,726 units, net)					—
Amortization of stock incentive		16,839			16,839
Issuance of unit equivalents and other		(10,634)	10,569	1,058	993
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		101,556	(101,556)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(757,267)	(153,247)	(24,835)	(938,686)
Net income, excluding preferred distributions on temporary equity preferred units of $5,592	3,337	610,424	123,521	10,640	747,922
Other comprehensive income (loss)		9,618	2,002		11,620

Balance at December 31, 2010	$45,375	$4,785,405	$983,887	$(180,915)	$5,633,752

General partner contributions (324,720 units net of 76,969 units used to fund required withholding tax)		2,095			2,095
Issuance of limited partner units (2,041)			9,084		9,084
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units converted to common units (584,432 units)		9,465	(9,465)		—
Units Retired (61,584 units)		(6,385)			(6,385)
Stock incentive program (116,885 units, net)					—
Amortization of stock incentive		14,018			14,018
Issuance of unit equivalents and other (1,207,101 and 6,857 units)		(106,694)	5,303	123,331	21,940
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		13,453	(13,453)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,027,407)	(211,497)	(1,029)	(1,243,270)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $8,946 attributable to noncontrolling redeemable interests in properties	3,337	1,021,462	210,627	(387)	1,235,039
Other comprehensive income		(100,793)	(20,864)		(121,657)

Balance at December 31, 2011	$45,047	$4,604,619	$953,622	$(59,000)	$5,544,288

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these notes the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code, or the Code. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2011, we owned or held an interest in 326 income-producing properties in the United States, which consisted of 151 regional malls, 58 Premium Outlets, 66 community/lifestyle centers, 36 properties in the Mills portfolio, and 15 other shopping centers or outlet centers in 41 states and Puerto Rico. Of the 36 properties in the Mills portfolio, 16 of these properties are The Mills, 16 are regional malls, and four are community centers. Internationally, as of December 31, 2011, we had an ownership interest in a joint venture which owned 45 shopping centers in Italy. As discussed in Note 14, we sold our entire ownership in this joint venture to our venture partner on January 9, 2012. Additionally, we have ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia.

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

            We also generate supplemental revenues from the following activities:

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

            Determination of the primary beneficiary of a VIE is based on whether an entity (1) has the power to direct activities that most significantly impact the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2011 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2011, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

            As of December 31, 2011, we consolidated 219 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 144 properties, or the joint venture properties, using the equity method of accounting. We manage the day-to-day operations of 85 of the 144 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Italy, Japan, South Korea, Malaysia, and Mexico comprise 57 of the remaining 59 properties. The international properties are managed by joint ventures in which we share oversight responsibility with our partner. Additionally, we account for our investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our interest in The Mills Limited Partnership, or Mills, using the equity method of accounting. We have determined that SPG-FCM is not a VIE and that our joint venture partner has substantive participating rights with respect to the assets and operations of SPG-FCM pursuant to the applicable partnership agreements.

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

	For the Year Ended December 31,
	2011	2010	2009
Weighted average ownership interest	82.9%	83.2%	82.4%

            As of December 31, 2011 and 2010, Simon Property's ownership interest in us was 82.8% and 82.9%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

	For the Year Ended December 31,
	2011	2010	2009
Capitalized interest	$5,815	$3,715	$14,502

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

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments including investments in unconsolidated entities if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other assets could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

  •
  the fair value of land and related improvements and buildings on an as-if-vacant basis,

  •
  the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into revenues,

  •
  the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and

  •
  the value of revenue and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

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

  Discontinued Operations

            We reclassify any material operations and gains or losses on disposal related to consolidated properties disposed of during the period to discontinued operations. During 2011, we reported a net loss of approximately $42.4 million, or $0.12 per diluted unit, on our consolidated property disposition activity. During 2010, we reported a net gain of approximately $5.7 million upon the disposal of four retail properties. During 2009, we reported a net loss of approximately $9.8 million upon the sale of four consolidated assets. These gains and losses are reported in gain (loss) upon acquisition of controlling interests, and on sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income. The gains and losses on the disposition of these assets and the operating results were not significant to our consolidated results of operations.

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

            Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At December 31, 2011, we owned 35.4 million shares of CSCG and CAPC. At December 31, 2011 the market value of our investments in CSCG and CAPC was $170.7 million and $100.9 million, respectively, with an aggregate net unrealized gain on these investments of approximately $39.7 million. The market value of our investments in CSCG and CAPC at December 31, 2010 was $228.4 million and $82.4 million, respectively, with an aggregate net unrealized gain of $79.0 million.

            Effective May 7, 2010, CSCG and CAPC were de-merged from Liberty International PLC, or Liberty. During 2009, we recognized a non-cash charge of $140.5 million, or $0.44 per diluted unit, representing an other-than-temporary impairment in fair value below the carrying value of our investment in Liberty. As a result, changes in available-for-sale securities and other in the 2009 consolidated statement of operations and comprehensive income include the reclassification of $140.5 million from accumulated other comprehensive income (loss) to earnings related to this non-cash charge. Effective July 1, 2009, we resumed marking to market our Liberty investment through other comprehensive income (loss).

            Our insurance subsidiaries are required to maintain statutory minimum capital and surplus as well as maintain a minimum liquidity ratio. Therefore, our access to these securities may be limited. Our deferred compensation plan investments are classified as trading securities and are valued based upon quoted market prices. The investments have a matching liability as the amounts are fully payable to the employees that earned the compensation. Changes in value of these securities and changes to the matching liability to employees are both recognized in earnings and, as a result, there is no impact to consolidated net income. As of December 31, 2011 and 2010, we also had investments of $24.9 million which must be used to fund the debt service requirements of mortgage debt related to investment properties that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            At December 31, 2011 and 2010, we had investments of $105.1 million and $72.4 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary decline in their estimated fair value and determined that no adjustment in the carrying value was required as of December 31, 2011 and 2010.

            Total net unrealized gains as of December 31, 2011 and 2010 were approximately $41.9 million and $79.3 million, respectively, and represented the valuation and related currency adjustments for our available-for-sale marketable securities. As of December 31, 2011, we did not consider any declines in value of any of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

  Fair Value Measurements

            We hold marketable securities that totaled $417.0 million and $511.3 million at December 31, 2011 and December 31, 2010, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $12.2 million and $27.6 million at December 31, 2011 and December 31, 2010, respectively, a gross asset balance of $14.9 million at December 31, 2011 and a nominal asset value at December 31, 2010. We also have interest rate cap agreements with nominal asset values.

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

            Note 8 includes a discussion of the fair value of debt measured using Level 1 and Level 2 inputs. Note 4 includes a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2011	2010
Deferred financing and lease costs, net	$308,380	$298,674
In-place lease intangibles, net	200,098	150,199
Acquired above market lease intangibles, net	75,950	12,466
Marketable securities of our captive insurance companies	100,721	90,963
Goodwill	20,098	20,098
Other marketable securities	316,307	420,356
Loans held for investment	162,832	395,934
Prepaids, notes receivable and other assets, net	449,158	406,749

	$1,633,544	$1,795,439

  Deferred Financing and Lease Cost

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

	2011	2010
Deferred financing and lease costs	$528,273	$461,315
Accumulated amortization	(219,893)	(162,641)

Deferred financing and lease costs, net	$308,380	$298,674

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

	For the Year Ended December 31,
	2011	2010	2009
Amortization of deferred financing costs	$28,697	$27,806	$20,408
Amortization of debt premiums, net of discounts	(8,439)	(9,066)	(10,627)
Amortization of deferred leasing costs	43,110	34,801	32,744

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

            At December 31, 2011 and 2010, we had investments in three and six mortgage and mezzanine loans, respectively, with an aggregate carrying value of $162.8 million and $395.9 million, respectively. These loans mature at various dates through October 2012 with a weighted average maturity of approximately 6 months as of December 31, 2011. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.9% and 7.0% per annum with a weighted average interest rate of approximately 6.3% and approximate market rates for instruments of similar quality and duration. During 2011 and 2010, we recorded $24.3 million and $4.6 million, respectively, in interest income earned from these loans held for investment. Payments on each of these loans were current as of December 31, 2011.

            On December 9, 2011, we paid consideration of $88.8 million to acquire a 50% equity interest in two real estate developments for which we had previously agreed to fund as the construction lender. The loans primarily bear interest at 7.0% and mature in May and July, 2013. At December 31, 2011, the aggregate amount drawn on the loans was $50.7 million. We consolidated these assets as of the acquisition date and, accordingly, amounts drawn on the loans are eliminated in consolidation.

  Intangible Assets

            The average life of in-place lease intangibles is approximately 4.4 years and is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The amount of in-place lease intangibles increased during 2010 as a result of the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, as further discussed in Note 4. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 4.0 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $134.4 million and $39.0 million as of December 31, 2011 and 2010, respectively. The amount of amortization of above and below market leases, net for the years ended December 31, 2011, 2010, and 2009 was $17.6 million, $15.2 million, and $20.0 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is charged to earnings.

            Details of intangible assets as of December 31 are as follows:

	2011	2010
In-place lease intangibles	$245,844	$211,541
Accumulated amortization	(45,746)	(61,342)

In-place lease intangibles, net	$200,098	$150,199

Acquired above market lease intangibles	$178,564	$104,690
Accumulated amortization	(102,614)	(92,224)

Acquired above market lease intangibles, net	$75,950	$12,466

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2011 are as follows:

	Below Market Leases	Above Market Leases	Increase to Minimum Rent, Net
2012	$29,184	$(14,212)	$14,972
2013	23,612	(12,717)	10,895
2014	18,300	(11,067)	7,233
2015	15,842	(9,675)	6,167
2016	14,046	(8,797)	5,249
Thereafter	33,428	(19,482)	13,946

	$134,412	$(75,950)	$58,462

  Derivative Financial Instruments

            We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

            As of December 31, 2011, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$485.8 million
Interest Rate Caps	3	$381.3 million

            The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $10.0 million and $19.5 million at December 31, 2011 and 2010, respectively, and is included in other liabilities and accrued distributions. The interest rate cap agreements were of nominal value at December 31, 2011 and 2010 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen-USD or Euro-USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥2.6 billion remains as of December 31, 2011 for all forward contracts. We entered into Yen-USD forward contracts during 2009 for approximately ¥3 billion that we received through April 2011 and we entered into Yen-USD forward contracts during 2010 for ¥1.7 billion that we expect to receive through October 2012. In 2011, we entered into additional Yen-USD forward contracts for approximately ¥3.8 billion that we expect to receive through October 1, 2013. The December 31, 2011 net liability balance related to these forwards was $2.2 million and is included in other liabilities and accrued distributions. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

currency denominated receivables are also reflected in income and generally offset the amounts in earnings for these forward contracts. In 2011, we entered into a Euro-USD forward contract with a €141.3 million notional value maturing on January 31, 2012 which was designated as a net investment hedge. The December 31, 2011 asset balance related to this forward was $14.9 million and is included in deferred costs and other assets. We apply hedge accounting and the change in fair value for this Euro forward contract is reflected in other comprehensive income. Changes in the value of this hedge are offset by changes in the underlying hedged Euro-denominated joint venture investment. In connection with our sale of Gallerie Commerciali Italia, S.p.A., or GCI, as further discussed in Note 14, this hedge was terminated.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties and terminated hedging relationships, approximated $115.8 million and $40.1 million as of December 31, 2011 and 2010, respectively.

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

            Our evaluation of the appropriateness of classifying the units held by Simon Property and limited partners within permanent equity considered several significant factors in determining the appropriate classification of those units in the consolidated balance sheets. First, as a limited partnership, all decisions relating to our operations and distributions are made by Simon Property, acting as our sole general partner. The decisions of the general partner are made by Simon Property's Board of Directors or management. We have no other governance structure. Secondly, the sole asset of Simon Property is its interest in us. As a result, a share of Simon Property common stock (if owned by us) is best characterized as being similar to a treasury share and thus not an asset of the Operating Partnership.

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

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During 2011, 2010 and 2009, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

            A rollforward of noncontrolling interests for the years ending December 31 is as follows:

	2011	2010	2009
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	$(180,915)	$(167,778)	$(150,810)
Net Income attributable to noncontrolling nonredeemable interests	(387)	10,640	5,496
Distributions to noncontrolling nonredeemable interestholders	(1,029)	(24,835)	(25,176)
Noncontrolling interests in newly consolidated properties and other	123,331	1,058	2,712

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(59,000)	$(180,915)	$(167,778)

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Income (Loss)

            The components of our accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2011	2010
Cumulative translation adjustments	$(39,820)	$(31,358)
Accumulated derivative losses, net	(115,833)	(40,069)
Net unrealized gains on marketable securities, net	41,861	79,292

Total accumulated other comprehensive (loss) income	(113,792)	7,865

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. As of December 31, 2011 for approximately 89% of our leases in the U.S. regional mall portfolio, we receive a fixed payment from the tenant for the CAM component. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2011 and 2010 approximated $115.1 million and $116.2 million, respectively, and are included in other liabilities and accrued distributions in the consolidated balance sheets. Information related to the securities included in

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

the investment portfolio of our captive insurance subsidiaries is included within the "Marketable and Non-Marketable Securities" section above.

            We recognize fee revenues from our co-branded gift card programs when the fees are earned under the related arrangements with the card issuer. Generally, these revenues are recorded at the issuance of the gift card for handling fees.

  Allowance for Credit Losses

            We record a provision for credit losses based on our judgment of a tenant's creditworthiness, ability to pay and probability of collection. In addition, we also consider the retail sector in which the tenant operates and our historical collection experience in cases of bankruptcy, if applicable. Accounts are written off when they are deemed to be no longer collectible. Presented below is the activity in the allowance for credit losses during the following years:

	For the Year Ended December 31,
	2011	2010	2009
Balance, beginning of period	$31,650	$45,187	$44,650
Consolidation of previously unconsolidated entities	860	426	—
Provision for credit losses	6,505	3,130	22,655
Accounts written off, net of recoveries	(11,515)	(17,093)	(22,118)

Balance, end of period	$27,500	$31,650	$45,187

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed below for our taxable REIT subsidiaries. State income, franchise or other taxes were not significant in any of the periods presented.

            Simon Property and certain of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property to assist Simon Property in adhering to REIT requirements and maintaining its REIT status. Our subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or any of the REIT subsidiaries fail to qualify as a REIT, Simon Property or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon Property or our REIT subsidiaries lost their REIT status, they could not elect to be taxed as a REIT for four years unless their failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            As of December 31, 2011 and 2010, we had a net deferred tax asset of $5.6 million and $9.0 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized. State income, franchise or other taxes were not significant in any of the periods presented.

  Transaction Expenses

            We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the year ended December 31, 2011. During the year ended December 31, 2010, we incurred costs in connection with the Prime acquisition and other potential acquisitions, as further discussed in Note 4. In addition, during 2010, we settled, in cash, a transaction-related dispute and recorded a charge to earnings. These expenses are included within transaction expenses in the accompanying statements of operations and comprehensive income and totaled $69.0 million during the year ended December 31, 2010. During the year ended December 31, 2009, we recorded $5.7 million in transaction expenses related to costs associated with significant acquisition related activities.

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

  2011 Acquisitions

            On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to fair value and a corresponding non-cash gain of approximately $168.3 million representing the fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The resulting gain and the asset and liability fair value allocation were recorded based on preliminary portfolio fair value estimates at the date of distribution and will be finalized in 2012.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in The Plaza at King of Prussia and The Court at King of Prussia, or, collectively, King of Prussia, thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million.

            On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown, a lifestyle center located in Albuquerque, New Mexico. Also, during the second quarter, we purchased an additional noncontrolling interest in an unconsolidated regional mall.

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

            The gains on the above transactions are included in gain (loss) upon acquisition of controlling interests, and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The aggregate cash purchase price for these acquisitions was $1.18 billion. We reflected the assets and liabilities of these assets at estimated fair value at the respective acquisition dates, the majority of which was allocated to the investment property and related acquired lease intangibles. The purchase price allocation

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

  2010 Acquisitions

            During 2010, we acquired a controlling interest in a previously unconsolidated regional mall which resulted in a remeasurement of our previously held equity interest to fair value and corresponding gain of approximately $13.0 million. This gain is included in gain (loss) upon acquisition of controlling interests and on sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. On May 28, 2010, we acquired an additional interest of approximately 19% in Houston Galleria, located in Houston, Texas thereby increasing our noncontrolling interest from 31.5% to 50.4%.

            On August 30, 2010, we completed the Prime acquisition, adding 21 outlet centers, including a center located in Puerto Rico, which was acquired on May 13, 2010. The transaction was valued at approximately $2.3 billion, including the assumption of existing mortgage indebtedness of $1.2 billion and the repayment of $310.7 million of preexisting mortgage loans at closing. We paid consideration comprised of 80% cash and 20% in units. We issued approximately 1.7 million units with an issuance date fair value of approximately $154.5 million. We funded the cash portion of this acquisition through draws on our unsecured revolving credit facility.

            We recorded our acquisition of these 21 outlet centers using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their estimated fair values at the date of acquisition. The results of operations of the acquired properties have been included in our consolidated results from the date of acquisition. The purchase price allocations were finalized during the second quarter of 2011.

  2009 Acquisitions

            We had no consolidated property acquisitions during the year ended December 31, 2009.

  2011 Dispositions

            During 2011, we agreed to dispose of consolidated properties that had an aggregate carrying value of $355.4 million and debt obligations of $177.0 million for aggregate sales proceeds of $136.0 million resulting in a net loss of $42.4 million. The gains and losses on these disposals are included in gain (loss) upon acquisition of controlling interests, and sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income.

  2010 Dispositions

            During the year ended December 31, 2010, we disposed of three retail properties with an aggregate carrying value of $91.4 million and debt obligations of $91.3 million for which we received aggregate sale proceeds of $5.8 million. The net gain on these disposals was $5.7 million and is included in gain (loss) upon acquisition of controlling interests, and sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income.

  2009 Dispositions

            During the year ended December 31, 2009, we sold four retail properties with an aggregate carrying value of $13.7 million for which we received proceeds of $3.9 million. The net loss on these disposals totaled $9.8 million and is included in gain (loss) upon acquisition of controlling interests, and sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions, Disposals, and Impairment (Continued)

  2009 Impairment

            In 2009, we recorded non-cash impairment charges of $240.1 million ($228.6 million, net of a tax benefit of $5.8 million and noncontrolling interest holders' share of $5.7 million). As discussed in Note 3, this non-cash charge includes a $140.5 million other-than-temporary impairment of our investment in an available-for-sale security. In addition, the total charge includes adjustments in the carrying value of one wholly-owned and one joint venture regional mall, a write-down of five land parcels and two joint venture non-retail real estate assets, and certain predevelopment costs related to projects no longer being pursued.

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

	For the Year Ended December 31,
	2011	2010	2009
Net Income Attributable to Unitholders — Basic & Diluted	$1,232,089	$733,945	$343,572
Weighted Average Units Outstanding — Basic	354,025,957	349,975,924	324,102,292
Effect of stock options of Simon Property	69,408	274,460	315,897
Effect of contingently issuable units from unit distributions	—	—	1,345,537

Weighted Average Units Outstanding — Diluted	354,095,365	350,250,384	325,763,726

            For the year ending December 31, 2011, potentially dilutive securities include options to purchase shares of Simon Property common stock and units granted under our long-term incentive performance programs, or LTIP units. The only security that had a dilutive effect for the year ended December 31, 2011 and 2010 were stock options of Simon Property. The only securities that had a dilutive effect for the year ended December 31, 2009 were stock options of Simon Property and contingently issuable units from unit distributions.

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2011	2010	2009
Total distributions paid per unit	$3.50	$2.60	$2.70

Percent taxable as ordinary income	98.30%	53.82%	99.3%
Percent taxable as long-term capital gains	1.70%	39.68%	0.7%
Percent nontaxable as return of capital	—	6.50%	—

	100.0%	100.0%	100.0%

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2011	2010
Land	$3,136,981	$2,929,054
Buildings and improvements	26,196,349	24,263,169

Total land, buildings and improvements	29,333,330	27,192,223
Furniture, fixtures and equipment	323,716	316,512

Investment properties at cost	29,657,046	27,508,735
Less — accumulated depreciation	8,388,130	7,711,304

Investment properties at cost, net	$21,268,916	$19,797,431

Construction in progress included above	$464,076	$125,227

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 87 properties in the United States as of December 31, 2011 and 101 properties as of December 31, 2010. As discussed in Note 14, on January 9, 2012, we sold our interest in GCI which owned 45 shopping centers in Italy. As of December 31, 2011, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting.

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

            In May 2010, Opry Mills, a property in which we have a 50% interest through our SPG-FCM joint venture, sustained significant flood damage and substantially all of the property remains closed. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The excess insurance carriers (those providing coverage above $50 million) have denied the joint venture's claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We have obtained additional financing of $120 million from the existing mortgage lenders and, in April 2011, commenced rebuilding the center with an expected opening in March of 2012. We and our lenders are continuing our efforts through pending litigation to recover our losses under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

            On December 31, 2011, as further discussed in Note 4, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. The results of operations of these properties are now presented as income from discontinued joint venture interests and the non-cash gain recorded upon distribution to the partners is presented within gain on sale or disposal of assets and interests in unconsolidated entities in the "Summary Financial Information" below.

Loans to SPG-FCM

            We have a loan to SPG-FCM with an outstanding balance of $651.0 million as of December 31, 2011 and 2010. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on June 7, 2012. During 2011, 2010 and 2009, we recorded approximately $9.8 million, $9.9 million and $9.3 million in interest income (net of inter-entity

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

eliminations) related to this loan, respectively. We also recorded fee income, including fee income amortization related to up-front fees on loans made to SPG-FCM and Mills, during 2011, 2010 and 2009, of approximately $1.0 million, $0.9 million and $3.7 million (net of inter-entity eliminations), respectively, for providing refinancing services to Mills' properties and SPG-FCM.

International Joint Venture Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting

            European Joint Ventures.    At December 31, 2011, we had a 49.0% ownership interest in GCI, a joint venture with Auchan S.A., which owned 45 properties located in Italy. The carrying amount of our investment in GCI was $331.9 million and $330.1 million as of December 31, 2011 and 2010, respectively, including all related components of accumulated other comprehensive income (loss). As discussed in Note 14, we sold our entire interest in GCI to our venture partner on January 9, 2012.

            On July 15, 2010, we and our partner in Simon Ivanhoe S.à.r.l., or Simon Ivanhoe, sold our collective interests in Simon Ivanhoe which owned seven shopping centers located in France and Poland to Unibail-Rodamco. The joint venture partners received net consideration of €422.5 million for their interests after the repayment of all joint venture debt, subject to certain post-closing adjustments. Our share of the gain on sale of our interests in Simon Ivanhoe was approximately $281 million.

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40.0% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $349.5 million and $340.8 million as of December 31, 2011 and 2010, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50.0% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $43.8 million and $35.7 million as of December 31, 2011 and 2010, respectively, including all related components of accumulated other comprehensive income (loss).

            In December 2009, we recognized a loss on our 32.5% interest in shopping centers operating or under development in China. The interests were sold to affiliates of our Chinese partner for approximately $29 million, resulting in a loss of approximately $20 million which is included in gain (loss) upon acquisition of controlling interests, and on sale or disposal of assets and interests in unconsolidated entities, net in the 2009 consolidated statement of operations and comprehensive income.

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures follows. The statement of operations for the year ended December 31, 2010 includes amounts related to our investment in Simon Ivanhoe which was sold on July 15, 2010 and GCI which was sold on January 9, 2012. We acquired additional

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

controlling interests in King of Prussia on August 25, 2011, and as a result, this previously unconsolidated property is now a consolidated property as of the acquisition date. Balance sheet information for the joint ventures is as follows:

	December 31, 2011	December 31, 2010
BALANCE SHEETS
Assets:
Investment properties, at cost	$20,481,657	$21,236,594
Less — accumulated depreciation	5,264,565	5,126,116

	15,217,092	16,110,478
Cash and cash equivalents	806,895	802,025
Tenant receivables and accrued revenue, net	359,208	353,719
Investment in unconsolidated entities, at equity	133,576	158,116
Deferred costs and other assets	526,101	525,024

Total assets	$17,042,872	$17,949,362

Liabilities and Partners' (Deficit) Equity:
Mortgages and other indebtedness	$15,582,321	$15,937,404
Accounts payable, accrued expenses, intangibles, and deferred revenue	775,733	748,245
Other liabilities	981,711	961,284

Total liabilities	17,339,765	17,646,933
Preferred units	67,450	67,450
Partners' (deficit) equity	(364,343)	234,979

Total liabilities and partners' (deficit) equity	$17,042,872	$17,949,362

Our Share of:
Partners' (deficit) equity	$(32,000)	$146,578
Add: Excess Investment	714,515	757,672

Our net Investment in Joint Ventures	$682,515	$904,250

            "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

            As of December 31, 2011, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2012	$2,746,336
2013	1,875,642
2014	1,925,553
2015	2,116,162
2016	1,462,915
Thereafter	5,448,606

Total principal maturities	15,575,214
Net unamortized debt premiums and discounts	7,107

Total mortgages and other indebtedness	$15,582,321

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            This debt becomes due in installments over various terms extending through 2036 with interest rates ranging from 0.49% to 9.35% and a weighted average rate of 5.02% at December 31, 2011.

	For the Year Ended December 31,
	2011	2010	2009
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,844,774	$1,810,581	$1,813,180
Overage rent	161,993	143,018	127,561
Tenant reimbursements	862,211	870,555	903,009
Other income	175,430	214,728	168,239

Total revenue	3,044,408	3,038,882	3,011,989

Operating Expenses:
Property operating	602,989	595,733	614,968
Depreciation and amortization	737,865	752,014	760,068
Real estate taxes	220,955	230,326	234,506
Repairs and maintenance	76,258	92,490	98,197
Advertising and promotion	57,703	55,952	58,261
Provision for credit losses	8,648	3,934	14,935
Impairment charge	—	—	17,268
Other	227,703	209,635	181,693

Total operating expenses	1,932,121	1,940,084	1,979,896

Operating Income	1,112,287	1,098,798	1,032,093
Interest expense	(813,433)	(812,886)	(826,951)
Loss from unconsolidated entities	(4,644)	(840)	(4,739)
Impairment charge from investments in unconsolidated entities	—	(16,671)	—

Income from Continuing Operations	294,210	268,401	200,403
Income from discontinued joint venture interests	48,154	63,108	58,169
Gain on sale or disposal of assets and interests in unconsolidated entities, net	347,640	39,676	—

Net Income	$690,004	$371,185	$258,572

Third-Party Investors' Share of Net Income	$384,384	$234,799	$170,265

Our Share of Net Income	305,620	136,386	88,307
Amortization of Excess Investment	(50,562)	(48,329)	(55,690)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(173,820)	(20,305)	—
Our Share of Impairment Charge from Investments in Unconsolidated Entities	—	8,169	7,603

Income from Unconsolidated Entities	$81,238	$75,921	$40,220

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

  2011 Dispositions

            In April 2011 we disposed of our interest in an unconsolidated regional mall, resulting in a gain of $7.8 million. This gain is reported in gain (loss) upon acquisition of controlling interests, and on sale or disposal of assets and interests in unconsolidated entities, net in the consolidated statements of operations and comprehensive income.

  2010 Impairment

            In December 2010, we recognized an $8.2 million non-cash impairment charge representing our share of impairment on a joint venture investment in a property in Italy for which the decline in value below our carrying amount was deemed other-than-temporary.

  2009 Impairment

            In December 2009 we recognized non-cash impairment charges of $7.6 million representing our share of impairment charges on joint venture properties. These charges represent adjustments to the carrying value of certain parcels of land and the write-off of predevelopment costs related to certain projects no longer being pursued. In addition, in December 2009 we recognized $35.1 million of impairment charges for investments in certain unconsolidated entities including one regional mall and two non-retail real estate assets for which declines in value below our carrying amount were deemed other-than-temporary.

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2011	2010
Fixed-Rate Debt:
Mortgages and other notes, including $54,250 and $31,614 net premiums, respectively. Weighted average interest and maturity of 6.05% and 4.7 years at December 31, 2011.	$5,566,600	$5,485,659
Unsecured notes, including $29,178 and $26,586 net discounts, respectively. Weighted average interest and maturity of 5.76% and 6.8 years at December 31, 2011.	10,640,775	9,985,886

Total Fixed-Rate Debt	16,207,375	15,471,545
Variable-Rate Debt:
Mortgages and other notes, at face value. Weighted average interest and maturity of 1.74% and 0.8 years at December 31, 2011.	1,286,401	1,143,578
Credit Facility (see below)	952,664	858,637

Total Variable-Rate Debt	2,239,065	2,002,215

Total Mortgages and Other Indebtedness	$18,446,440	$17,473,760

            General.    Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2011, we are in compliance with all covenants of our unsecured debt.

            At December 31, 2011, we or our subsidiaries are the borrowers under 89 non-recourse mortgage notes secured by mortgages on 89 properties, including 10 separate pools of cross-defaulted and cross-collateralized mortgages

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

encumbering a total of 44 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contains financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2011, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

Unsecured Debt

            At December 31, 2011, our unsecured debt consisted of $10.7 billion of senior unsecured notes and $952.7 million outstanding under our $4.0 billion unsecured credit facility, or the Credit Facility. The December 31, 2011 balance included $287.7 million (U.S. dollar equivalent) of Yen-denominated borrowings. On December 31, 2011, we had available borrowing capacity of approximately $3.0 billion under the Credit Facility. The maximum outstanding balance of the Credit Facility or the predecessor facility during the year ended December 31, 2011 was $1.8 billion and the weighted average outstanding balance was approximately $1.1 billion. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of December 31, 2011.

            On October 5, 2011, we replaced our previous unsecured revolving credit facility and entered into the new Credit Facility, which provides an initial borrowing capacity of $4.0 billion, which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points and an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            During the year ended December 31, 2011, we redeemed at par $542.5 million of senior unsecured notes with fixed rates ranging from 5.00% to 8.25%. In addition, on November 10, 2011, we issued $500.0 million of senior unsecured notes at a fixed interest rate of 2.8% with a maturity date of January 2017 and $700.0 million of senior unsecured notes at a fixed interest rate of 4.13% with a maturity date of December 2021.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

Secured Debt

            Total secured indebtedness was $6.8 billion and $6.6 billion at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, we repaid $368.2 million in mortgage loans with a weighted average interest rate of 6.64%, unencumbering six properties.

            As a result of the acquisition of additional interest in King of Prussia in August 2011 as further discussed in Note 4, we now own a controlling interest in this property and, accordingly, we consolidated the property as of the acquisition date, including the property's $160.1 million mortgage debt.

            As discussed in Note 4, on December 31, 2011, we consolidated six properties we received as a distribution from a joint venture of its interests in a portfolio of properties. Four of these properties are encumbered by mortgages totaling $459.0 million.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2011 are as follows:

2012	$1,564,661
2013	1,211,305
2014	1,792,649
2015	1,692,886
2016	4,604,813
Thereafter	7,555,054

Total principal maturities	18,421,368
Net unamortized debt premium and other	25,072

Total mortgages and other indebtedness	$18,446,440

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2011	2010	2009
Cash paid for interest	$979,436	$1,015,989	$994,688

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. If the anticipated transaction does not occur, the cost is charged to consolidated net income. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

            The fair value of our interest rate swap agreements is a net liability balance of $10.0 million and $19.5 million at December 31, 2011 and 2010, respectively, and is included in other liabilities and accrued distributions. The interest

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

rate cap agreements were of nominal value at December 31, 2011 and 2010 and we generally do not apply hedge accounting to these arrangements. In addition, the unamortized loss of our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $89.7 million as of December 31, 2011. As of December 31, 2011, our outstanding LIBOR based derivative contracts consisted of:

  •
  interest rate cap protection agreements with a notional amount of $381.3 million which mature in July 2013 and June 2014, and
  •
  fixed rate swap agreements with a notional amount of $485.8 million which have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.58%.

            Within the next year, we expect to reclassify to earnings approximately $21.2 million of losses related to active and terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss). The amount of ineffectiveness relating to cash flow hedges recognized in income during the periods presented was not significant.

            Our joint ventures may also enter into interest rate swaps or caps, which are recorded at fair value on the joint venture balance sheets. Included in our accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 is our share of the joint ventures' accumulated derivative losses of $14.0 million and $20.9 million, respectively.

Fair Value of Financial Instruments

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $15.9 billion and $14.8 billion as of December 31, 2011 and 2010, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2011	2010
Fair value of fixed-rate mortgages and other indebtedness	$17,905	$16,087
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.60%	4.46%

9. Rentals under Operating Leases

            Future minimum rentals to be received under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2011 are as follows:

2012	$2,273,866
2013	2,049,321
2014	1,833,426
2015	1,575,756
2016	1,328,790
Thereafter	3,445,759

$12,506,918

            Approximately 0.6% of future minimum rents to be received are attributable to leases with an affiliate of one of our limited partners.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity

Temporary Equity

            We classify as temporary equity those securities for which there is the possibility that we could be required to redeem the security for cash, irrespective of the probability of such a possibility. As a result, we classify one series of preferred units and noncontrolling redeemable interests in properties in temporary equity. The carrying values for those securities classified in temporary equity are discussed below and summarized as follows as of December 31:

	2011	2010
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Noncontrolling redeemable interests in properties	242,408	59,932

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$267,945	$85,469

            Noncontrolling Redeemable Interests in Properties    Redeemable instruments, which typically represent the remaining interest in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

            7.5% Cumulative Redeemable Preferred Units    This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units on or after November 10, 2013, unless there is the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon Property. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or fully registered shares of common stock of Simon Property.

Permanent Equity

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    Distributions accrue quarterly at an annual rate of 8 3/8% per unit. We can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. These preferred units were issued at a premium of $7.5 million. The carrying value was $45.0 million and $45.4 million as of December 31, 2011 and 2010, respectively, including unamortized premiums of $5.2 million and $5.5 million in 2011 and 2010, respectively. There are 1,000,000 preferred units authorized and 796,948 issued and outstanding.

Unit Issuances and Repurchases

            In 2011, 31 limited partners exchanged 584,432 units for an equal number of shares of common stock of Simon Property. We issued an equal number of units to Simon Property, increasing its ownership interest in us.

            We issued 324,720 units to Simon Property related to employee and director stock options exercised during 2011. We used the net proceeds from the option exercises of approximately $9.6 million for general working capital purposes.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

            On December 9, 2011, we issued 73,428 units in connection with the acquisition of a 50% interest in two development properties as discussed in Note 3.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $15.8 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

            The Simon Property Group 1998 Stock Incentive Plan.    We, along with Simon Property, have a stock incentive plan, or the 1998 plan, which provided for the grant of awards with respect to the equity of Simon Property in the form of options to purchase shares of Simon Property common stock, or Options, stock appreciation rights, or SARs, restricted stock grants and performance unit awards, collectively, Awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Code and Options which are not so qualified. An aggregate of 11,300,000 shares of Simon Property common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires Simon Property to sell shares to us, at fair value, sufficient to satisfy the exercising of any stock options, and for Simon Property to purchase units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options. Annual stock incentive programs were approved each year from 2001 until 2009 when no program was established.

            Administration.    The 1998 plan is administered by Simon Property's Compensation Committee of the Board of Directors, or the Committee. The Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the Committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the Committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant. Since 2001, Simon Property has not granted any options to employees, except for a series of reload options we assumed as part of a prior business combination.

            Automatic Awards for Eligible Directors.    Directors of Simon Property who are not employees or employees of affiliates of Simon Property, or eligible directors, receive automatic awards under the 1998 plan. Until 2003, these awards took the form of stock options. Since then, the awards have been shares of restricted stock of Simon Property. Currently, each eligible director receives on the first day of the first calendar month following his or her initial election an award of restricted stock with a value of $82,500 (pro-rated for partial years of service). Thereafter, as of the date of each annual meeting of stockholders, eligible directors who are re-elected receive an award of restricted stock having a value of $82,500. In addition, eligible directors who serve as chairpersons of the standing committees receive an additional annual award of restricted stock having a value of $10,000 (in the case of the Audit Committee) or $7,500 (in the case of other standing committees). The Lead Director also receives an annual restricted stock award having a value of $12,500. The restricted stock vests in full after one year.

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of Simon Property common stock and held in the deferred compensation plan until the shares of restricted stock are delivered to the former director.

            In addition to automatic awards, eligible directors may be granted discretionary awards under the 1998 plan.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

  Stock Based Compensation

            On March 16, 2010, the Committee approved three long-term incentive performance programs, or the 2010 LTIP programs, for certain senior executive officers. Awards under the 2010 LTIP and subsequent annual programs take the form of LTIP units, a form of limited partnership interest issued by us. During the performance period, participants are entitled to receive on the LTIP units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per unit. Awarded LTIP units will be considered earned, in whole or in part, depending upon the extent to which the applicable total shareholder return, or TSR, benchmarks, as defined, are achieved during the performance period and, once earned, will become the equivalent of units after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP units not earned are forfeited.

            The 2010 LTIP programs have one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012, respectively. During July 2011, the Committee approved a three-year long-term incentive performance program, or the 2011-2013 LTIP program, and awarded LTIP units to certain senior executive officers. The 2011-2013 LTIP program has a three year performance period ending on December 31, 2013. After the end of each performance period, any earned LTIP units will then be subject to service-based vesting over a period of two years. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. The 2011-2013 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. In 2011, the Committee determined that 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2012 and 2013.

            On July 6, 2011, in connection with the execution of an employment agreement, the Committee granted Simon Property's Chairman and CEO, David Simon, a retention award in the form of a new series of 1,000,000 LTIP units. The retention award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year vesting period on a straight-line basis.

            Restricted Stock.    The 1998 plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the Committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a four-year period (25% each year) beginning on January 1 of each year. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to earnings ratably over the vesting period. Through December 31, 2011 a total of 5,226,247 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2011	2010	2009
Restricted stock shares awarded during the year, net of forfeitures	116,885	116,726	254,227
Weighted average fair value of shares granted during the year	$110.12	$85.17	$29.44
Amortization expense	$14,018	$16,839	$22,870

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

            Stock Options.    Information relating to employee options from December 31, 2008 through December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2008	724,632	$30.18

Granted	—	—
Exercised	(181,850)	25.52
Forfeited	(37,100)	70.73

Shares under option at December 31, 2009	505,682	$28.88

Granted	—	—
Exercised, none were forfeited during the period	(178,683)	23.03

Shares under option at December 31, 2010	326,999	$29.75

Granted	—	—
Exercised, none were forfeited during the period	(324,720)	29.61

Shares under option at December 31, 2011	2,279	$50.17

            All 2,279 options outstanding at December 31, 2011, have an exercise price of $50.17 and a weighted average life of 2.17 years.

            No stock options were granted to any non-employee director and there were no stock options previously awarded to non-employee directors that were outstanding from December 31, 2008 through December 31, 2011.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

Lease Commitments

            As of December 31, 2011, a total of 32 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2013 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense included in other expense as follows:

	For the Year Ended December 31,
	2011	2010	2009
Ground lease expense	$42,284	$36,750	$32,086

            Future minimum lease payments due under these ground leases for years ending December 31, excluding applicable extension options, are as follows:

2012	$26,193
2013	26,627
2014	26,593
2015	27,272
2016	27,442
Thereafter	851,184

$985,311

Insurance

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies, Rosewood Indemnity, Ltd. and Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. The third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2011 and 2010, we guaranteed joint venture related mortgage or other indebtedness of $30.2 million and $60.7 million, respectively. Mortgages which are guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

Concentration of Credit Risk

            We are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rate and foreign currency levels, the availability of financing, and potential liability under environmental and other laws. Our regional malls, Premium Outlets, The Mills, and community/lifestyle centers rely heavily upon anchor tenants like most retail properties. Four retailers occupied 516 of the approximately 1,323 anchor stores in the properties as of December 31, 2011. An affiliate of one of these retailers is one of our limited partners. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2011 and 2010 as approximately $140 million and $135 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Amounts charged to unconsolidated joint ventures	$125,306	$118,905	$120,866
Amounts charged to properties owned by related parties	4,353	4,308	4,522

            During 2011, 2010 and 2009, we recorded interest income of $9.8 million, $9.9 million and $9.3 million respectively, and financing fee income of $1.0 million, $0.9 million and $3.7 million, respectively, net of inter-entity eliminations, related to the loans that we have provided to Mills and SPG-FCM and lending financing services to those entities and the properties in which they hold an ownership interest.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

13.    Quarterly Financial Data (Unaudited)

            Quarterly 2011 and 2010 data is summarized in the table below. Quarterly amounts may not equal annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total revenue	$1,019,874	$1,040,861	$1,074,360	$1,171,337
Operating income	450,890	467,572	483,598	533,082
Consolidated income from continuing operations	219,666	250,522	333,781	441,931
Net income available to unitholders	216,242	247,271	330,639	437,937
Net income per unit — Basic	0.61	0.70	0.93	1.24
Net income per unit — Diluted	0.61	0.70	0.93	1.24
Weighted average units outstanding	353,245,003	353,569,511	354,544,663	354,638,440
Diluted weighted average units outstanding	353,455,294	353,604,093	354,567,135	354,649,075
2010
Total revenue	$925,071	$933,566	$979,275	$1,119,718
Operating income	426,916	415,467	397,794	504,062
Consolidated income from continuing operations	20,754	185,152	280,532	267,076
Net income available to unitholders	11,263	183,117	277,101	262,464
Net income per unit — Basic	$0.03	$0.52	$0.79	$0.74
Net income per unit — Diluted	$0.03	$0.52	$0.79	$0.74
Weighted average units outstanding	343,822,515	350,774,430	352,003,179	353,179,310
Diluted weighted average units outstanding	344,136,257	351,064,361	352,261,889	353,408,976

14. Subsequent Events

            At December 31, 2011, we had a 49.0% ownership interest in GCI which owned 45 properties located in Italy. On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received related to the sale of our interest in GCI was $378.0 million. We expect to record a gain on the sale in the first quarter of 2012.

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

March 2, 2012

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 2, 2012
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	March 2, 2012
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 2, 2012
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 2, 2012
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 2, 2012
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 2, 2012
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 2, 2012

Signature	Capacity	Date

/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 2, 2012
/s/ KAREN N. HORN Karen N. Horn	Director	March 2, 2012
/s/ ALLAN HUBBARD Allan Hubbard	Director	March 2, 2012
/s/ DANIEL C. SMITH Daniel C. Smith	Director	March 2, 2012
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Senior Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 2, 2012
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 2, 2012

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Regional Malls
Anderson Mall	Anderson, SC	$26,203	$1,712	$15,227	$851	$20,602	$2,563	$35,829	$38,392	$15,506	1972
Arsenal Mall	Watertown (Boston), MA	709	14,714	47,680	—	8,702	14,714	56,382	71,096	19,469	1999 (4)
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	9,810	5,478	69,550	75,028	24,488	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	63,147	10,886	84,076	94,962	47,203	1981
Battlefield Mall	Springfield, MO	88,930	3,919	27,231	3,000	62,067	6,919	89,298	96,217	54,855	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,133	24,641	10,491	50,264	60,755	23,146	1980
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,710	65,044	235	6,089	2,945	71,133	74,078	27,731	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	25,150	26,906	103,954	130,860	44,006	1985
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	25,731	39,500	234,933	274,433	89,797	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	22,674	11,306	55,105	66,411	25,541	1994 (4)
Brunswick Square	East Brunswick (New York), NJ	79,611	8,436	55,838	—	29,374	8,436	85,212	93,648	40,645	1973
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	93,602	66,200	397,220	463,420	135,790	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	72,100	33,684	170,387	204,071	69,658	1972
Charlottesville Fashion Square	Charlottesville, VA	—	—	54,738	—	14,483	—	69,221	69,221	29,049	1997 (4)
Chautauqua Mall	Lakewood, NY	—	3,257	9,641	—	16,453	3,257	26,094	29,351	13,591	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	67,767	11,534	70,461	—	20,070	11,534	90,531	102,065	46,098	1989
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	47,278	1,613	62,540	64,153	35,825	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	43,566	1,723	59,811	61,534	29,860	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	24,549	17,441	91,129	108,570	37,199	1987
Copley Place	Boston, MA	—	—	378,045	—	95,740	—	473,785	473,785	133,769	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	16,539	13,556	110,169	123,725	59,346	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	53,881	25,947	126,972	152,919	41,085	1998 (4)
Cottonwood Mall	Albuquerque, NM	—	10,122	69,958	—	5,464	10,122	75,422	85,544	37,564	1996
DeSoto Square	Bradenton, FL	62,409	9,011	52,675	—	7,156	9,011	59,831	68,842	26,694	1973
Domain, The	Austin, TX	207,113	45,152	197,010	—	137,126	45,152	334,136	379,288	51,764	2005
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	30,027	11,529	137,377	148,906	52,348	1997 (4)
Empire Mall	Sioux Falls, SD	176,300	32,921	213,865	—	—	32,921	213,865	246,786	—	1998 (5) (6)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	—	50,980	—	171,559	171,559	67,300	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,636	82,716	—	26,546	8,636	109,262	117,898	29,504	2004
Forest Mall	Fond Du Lac, WI	15,557	721	4,491	—	8,844	721	13,335	14,056	8,444	1973
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	210,525	—	487,092	487,092	156,930	1992

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	18,651	12,302	119,013	131,315	50,595	1961
Greenwood Park Mall	Greenwood (Indianapolis), IN	78,354	2,423	23,445	5,253	116,036	7,676	139,481	147,157	58,401	1979
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	18,046	15,378	58,037	73,415	26,088	1980
Haywood Mall	Greenville, SC	—	11,585	133,893	6	20,472	11,591	154,365	165,956	72,559	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	33,884	5,042	79,682	84,724	36,323	1994 (4)
Ingram Park Mall	San Antonio, TX	143,935	733	17,163	73	22,327	806	39,490	40,296	23,746	1979
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	38,488	9,270	55,967	65,237	34,513	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	27,025	4,868	57,329	62,197	32,682	1983
King of Prussia—The Court & The Plaza	King of Prussia (Philadelphia), PA	154,583	169,828	1,172,806	—	9,557	169,828	1,182,363	1,352,191	15,016	2003 (5) (6)
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	34,253	8,718	55,870	64,588	32,405	1984
La Plaza Mall	McAllen, TX	—	1,375	9,828	6,569	41,296	7,944	51,124	59,068	25,709	1976
Laguna Hills Mall	Laguna Hills (Los Angeles), CA	—	27,928	55,446	—	13,581	27,928	69,027	96,955	28,019	1997 (4)
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	16,256	10,102	97,824	107,926	43,262	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	67,439	38,058	559,850	597,908	206,544	1998 (4)
Lima Mall	Lima, OH	—	7,659	35,338	—	12,099	7,659	47,437	55,096	22,969	1965
Lincolnwood Town Center	Lincolnwood (Chicago), IL	—	7,834	63,480	—	7,875	7,834	71,355	79,189	41,266	1990
Lindale Mall	Cedar Rapids, IA	—	13,763	69,175	—	—	13,763	69,175	82,938	—	1998 (5) (6)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	40,288	22,214	145,538	167,752	50,412	1998 (4)
Longview Mall	Longview, TX	—	259	3,567	124	8,485	383	12,052	12,435	6,717	1978
Mall at Chestnut Hill, The	Chestnut Hill (Boston), MA	—	449	24,615	—	2,320	449	26,935	27,384	2,437	2002 (5)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	4,732	47,492	331,365	378,857	102,120	1999 (5)
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	23,538	17,119	104,296	121,415	30,853	2002 (4)
Markland Mall	Kokomo, IN	20,598	—	7,568	—	15,835	—	23,403	23,403	11,080	1968
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	12,417	10,530	21,932	32,462	7,008	1973
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	28,058	19,922	83,949	103,871	33,683	1982
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	40,685	65,684	263,937	329,621	109,811	1997 (4)
Mesa Mall	Grand Junction, CO	87,250	12,965	89,235	—	—	12,965	89,235	102,200	—	1998 (5) (6)
Midland Park Mall	Midland, TX	30,071	687	9,213	—	20,626	687	29,839	30,526	15,990	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	—	30,347	2,965	48,439	51,404	33,798	1973
Montgomery Mall	North Wales (Philadelphia), PA	84,226	27,105	86,915	2,279	27,580	29,384	114,495	143,879	34,557	2004 (5)
Muncie Mall	Muncie, IN	—	172	5,776	52	27,145	224	32,921	33,145	18,379	1970
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	151,863	19,138	164,829	183,967	77,985	1971
Northfield Square Mall	Bourbonnais, IL	26,758	362	53,396	—	3,014	362	56,410	56,772	35,934	2004 (5)
Northgate Mall	Seattle, WA	—	24,369	115,992	—	92,530	24,369	208,522	232,891	74,534	1987
Northlake Mall	Atlanta, GA	—	33,400	98,035	—	4,508	33,400	102,543	135,943	62,644	1998 (4)
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,372	37,947	3,557	50,726	54,283	30,149	1983
Oak Court Mall	Memphis, TN	—	15,673	57,304	—	9,306	15,673	66,610	82,283	29,010	1997 (4)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	27,642	20,404	152,587	172,991	56,390	1998 (4)
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	40,745	12,998	105,866	118,864	47,950	1994 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	25,993	35,514	155,899	191,413	65,865	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	69,956	24,544	100,287	2,279	9,208	26,823	109,495	136,318	57,913	2003 (4)
Paddock Mall	Ocala, FL	—	11,198	39,727	—	20,296	11,198	60,023	71,221	22,568	1980
Penn Square Mall	Oklahoma City, OK	97,500	2,043	155,958	—	34,895	2,043	190,853	192,896	76,751	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	39,137	4,452	194,205	198,657	62,658	2004 (5)
Phipps Plaza	Atlanta, GA	—	16,725	210,610	2,225	31,392	18,950	242,002	260,952	91,246	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	183,229	15,493	279,560	—	36,616	15,493	316,176	331,669	76,061	2004 (4)
Port Charlotte Town Center	Port Charlotte, FL	47,749	5,471	58,570	—	15,117	5,471	73,687	79,158	34,951	1989
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,091	39,145	4,933	41,958	46,891	21,663	1972
Richmond Town Square	Richmond Heights (Cleveland), OH	42,238	2,600	12,112	—	57,013	2,600	69,125	71,725	46,563	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	10,576	30,560	111,800	142,360	46,226	1997 (4)
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	36,773	41,918	249,030	290,948	89,794	1998 (4)
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,129	1,929	51,738	53,667	28,721	1988
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	48	42,377	163,208	744,385	907,593	278,858	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	83,671	23,541	173,874	197,415	73,342	1986
Rushmore Mall	Rapid City, SD	94,000	18,325	77,805	—	—	18,325	77,805	96,130	—	1998 (5) (6)
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	12,845	10,400	100,709	111,109	39,074	1998 (4)
Shops at Mission Viejo, The	Mission Viejo (Los Angeles), CA	—	9,139	54,445	7,491	148,510	16,630	202,955	219,585	90,915	1979
South Hills Village	Pittsburgh, PA	—	23,445	125,840	2,945	27,124	26,390	152,964	179,354	59,428	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	152,415	101,200	453,910	555,110	133,117	1998 (4)
Southern Hills Mall	Sioux City, IA	101,500	18,069	84,545	—	—	18,069	84,545	102,614	—	1998 (5) (6)
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	25,729	17,079	103,496	120,575	47,674	1970
SouthPark	Charlotte, NC	193,925	42,092	188,055	100	167,489	42,192	355,544	397,736	117,954	2002 (4)
St. Charles Towne Center	Waldorf (Washington, D.C.), MD	—	7,710	52,934	1,180	28,473	8,890	81,407	90,297	41,524	1990
Stanford Shopping Center	Palo Alto (San Francisco), CA	240,000	—	339,537	—	8,349	—	347,886	347,886	89,783	2003 (4)
Summit Mall	Akron, OH	65,000	15,374	51,137	—	42,520	15,374	93,657	109,031	37,076	1965
Sunland Park Mall	El Paso, TX	30,789	2,896	28,900	—	8,379	2,896	37,279	40,175	23,284	1988
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	82,120	37,803	207,946	245,749	77,443	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	44,933	8,414	53,372	61,786	35,941	1973
Town Center at Aurora	Aurora (Denver), CO	—	9,959	56,832	6	56,938	9,965	113,770	123,735	49,312	1998 (4)
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	161,094	64,200	468,411	532,611	167,933	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	280,000	32,355	158,225	—	15,155	32,355	173,380	205,735	64,854	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,095	42,323	12,620	60,802	73,422	35,394	1975

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Towne West Square	Wichita, KS	50,644	972	21,203	61	12,789	1,033	33,992	35,025	21,230	1980
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	36,452	14,191	109,442	123,633	47,221	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	—	30,431	15,638	151,393	167,031	65,514	1972
University Park Mall	Mishawaka (South Bend), IN	—	16,768	112,158	7,000	50,509	23,768	162,667	186,435	108,137	1996 (4)
Upper Valley Mall	Springfield, OH	45,541	8,421	38,745	—	10,751	8,421	49,496	57,917	21,858	1979
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	20,684	1,727	37,843	39,570	20,995	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	4,149	11,923	13,913	62,470	76,383	24,287	1991
Walt Whitman Shops	Huntington Station (New York), NY	119,489	51,700	111,258	3,789	46,100	55,489	157,358	212,847	70,169	1998 (4)
Washington Square	Indianapolis, IN	26,932	6,319	36,495	—	11,345	6,319	47,840	54,159	43,584	1974
West Ridge Mall	Topeka, KS	66,695	5,453	34,132	1,168	23,221	6,621	57,353	63,974	29,142	1988
Westminster Mall	Westminster (Los Angeles), CA	—	43,464	84,709	—	31,961	43,464	116,670	160,134	43,589	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	41,889	5,126	77,581	82,707	34,331	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	10,708	15,881	138,984	154,865	59,675	2002 (4)
Woodland Hills Mall	Tulsa, OK	95,081	34,211	187,123	—	14,143	34,211	201,266	235,477	76,438	2004 (5)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	4,718	3,900	101,777	105,677	30,362	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	97	15,850	13,952	59,537	73,489	21,006	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	3,377	2,370	27,703	30,073	15,442	2004 (4)
Birch Run Premium Outlets	Birch Run, MI	107,578	11,560	77,856	—	1,250	11,560	79,106	90,666	6,039	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	20,678	1,745	12,529	—	155	1,745	12,684	14,429	2,197	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	482	63,310	17,152	288,031	305,183	66,533	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	2,457	12,986	187,447	200,433	44,793	2004 (4)
Carolina Premium Outlets	Smithfield, NC	18,674	3,175	59,863	—	3,803	3,175	63,666	66,841	22,172	2004 (4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	—	4,137	659	122,142	122,801	38,735	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,219	14,117	75,739	89,856	9,350	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	1,980	3,592	109,536	113,128	31,210	2004 (4)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,327	7,900	18,819	26,719	8,334	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	5,574	3,440	344,253	347,693	78,344	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	13,020	2,857	60,329	63,186	20,254	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	106,062	15,807	182,412	—	2,082	15,807	184,494	200,301	15,217	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	2,882	9,060	53,163	62,223	19,429	2004 (4)
Gaffney Premium Outlets	Gaffney, SC	37,527	4,056	32,371	—	—	4,056	32,371	36,427	2,932	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	8,479	9,630	202,601	212,231	55,457	2004 (4)
Grove City Premium Outlets	Grove City, PA	114,505	6,421	121,880	—	394	6,421	122,274	128,695	10,748	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	25,546	—	27,949	—	399	—	28,348	28,348	2,767	2010 (4)
Hagerstown Premium Outlets	Hagerstown, MD	90,390	3,576	85,883	—	39	3,576	85,922	89,498	6,565	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	20,871	69,350	—	49,244	20,871	118,594	139,465	17,018	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	4,285	6,416	108,298	114,714	26,123	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	71,055	16,141	50,979	—	73,522	16,141	124,501	140,642	18,862	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	5,660	2,800	45,206	48,006	12,393	2004 (4)
Kittery Premium Outlets	Kittery, ME	43,556	11,832	94,994	—	6,210	11,832	101,204	113,036	21,876	2004 (4)
Las Americas Premium Outlets	San Diego, CA	180,000	45,168	251,878	—	4,596	45,168	256,474	301,642	32,702	2007 (4)
Las Vegas Premium Outlets—South	Las Vegas, NV	—	13,085	160,777	—	19,838	13,085	180,615	193,700	35,960	2004 (4)
Las Vegas Premium Outlets—North	Las Vegas, NV	—	25,435	134,973	450	66,672	25,885	201,645	227,530	50,917	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	15,706	1,758	10,189	—	247	1,758	10,436	12,194	1,176	2010 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Lee Premium Outlets	Lee, MA	51,619	9,167	52,212	—	553	9,167	52,765	61,932	4,872	2010 (4)
Leesburg Corner Premium Outlets	Leesburg (Washington D.C.), VA	—	7,190	162,023	—	4,087	7,190	166,110	173,300	48,864	2004 (4)
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	2,104	5,670	31,008	36,678	13,529	2004 (4)
Lighthouse Place Premium Outlets	Michigan City, IN	88,623	6,630	94,138	—	6,923	6,630	101,061	107,691	33,939	2004 (4)
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	1,996	11,400	47,019	58,419	14,536	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	2,387	2,143	38,584	40,727	9,098	2004 (4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	1,563	4,300	133,888	138,188	37,490	2004 (4)
Orlando Premium Outlets—International Dr	Orlando, FL	—	32,727	472,815	—	814	32,727	473,629	506,356	25,646	2010 (4)
Orlando Premium Outlets—Vineland Ave	Orlando, FL	—	14,040	304,410	15,855	46,615	29,895	351,025	380,920	74,954	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	4,789	9,460	90,593	100,053	27,758	2004 (4)
Petaluma Village Premium Outlets	Petaluma, CA	—	13,322	13,710	—	—	13,322	13,710	27,032	7,791	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	190,000	16,676	105,249	—	15,518	16,676	120,767	137,443	25,853	2006
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	812	4,317	19,856	24,173	2,499	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie, WI	97,893	16,823	126,686	—	1,896	16,823	128,582	145,405	8,663	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	73,364	20,586	114,021	—	1,288	20,586	115,309	135,895	8,382	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	150	8,129	62,100	70,229	4,716	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	32,873	12,229	74,420	86,649	20,133	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	21,977	82,252	—	1,316	21,977	83,568	105,545	24,683	2005
San Marcos Premium Outlets	San Marcos, TX	145,231	13,180	287,179	—	1,034	13,180	288,213	301,393	15,826	2010 (4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	17,967	—	121,689	121,689	31,497	2004 (4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	7,768	6,092	65,438	71,530	21,643	2004 (4)
The Crossings Premium Outlets	Tannersville, PA	49,253	7,720	172,931	—	10,228	7,720	183,159	190,879	44,730	2004 (4)
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	9,146	9,420	93,996	103,416	31,595	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	3,096	22,630	80,412	103,042	25,022	2004 (4)
Waterloo Premium Outlets	Waterloo, NY	72,822	3,230	75,277	—	6,735	3,230	82,012	85,242	27,125	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	104,427	10,323	223,789	—	349	10,323	224,138	234,461	12,719	2010 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	7,302	12,768	869,861	882,629	203,885	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	7,729	4,900	289,760	294,660	74,409	2004 (4)
Community/Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	—	—	6,374	75,333	81,707	1,471	2011 (4)
Arboretum	Austin, TX	—	7,640	36,774	71	9,664	7,711	46,438	54,149	17,869	1998 (4)
Bloomingdale Court	Bloomingdale (Chicago), IL	25,923	8,748	26,184	—	12,067	8,748	38,251	46,999	19,220	1987
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	8,311	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	5,352	12,279	—	871	5,352	13,150	18,502	7,937	1989

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	9,711	2,886	18,218	21,104	8,962	1977
Dare Centre	Kill Devil Hills, NC	1,555	—	5,702	—	189	—	5,891	5,891	1,714	2004 (4)
DeKalb Plaza	King of Prussia (Philadelphia), PA	2,676	1,955	3,405	—	1,135	1,955	4,540	6,495	2,093	2003 (4)
Empire East	Sioux Falls, SD	—	3,023	10,420	—	—	3,023	10,420	13,443	—	1998 (5) (6)
Forest Plaza	Rockford, IL	18,391	4,132	16,818	453	11,901	4,585	28,719	33,304	12,103	1985
Gateway Center	Austin, TX	—	24,549	81,437	—	10,231	24,549	91,668	116,217	27,700	2004 (4)
Great Lakes Plaza	Mentor (Cleveland), OH	—	1,028	2,025	—	3,793	1,028	5,818	6,846	1,952	1976
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,367	1,129	6,159	7,288	3,260	1979
Henderson Square	King of Prussia (Philadelphia), PA	13,948	4,223	15,124	—	756	4,223	15,880	20,103	3,875	2003 (4)
Highland Lakes Center	Orlando, FL	—	7,138	25,284	—	2,020	7,138	27,304	34,442	17,752	1991
Ingram Plaza	San Antonio, TX	—	421	1,802	4	57	425	1,859	2,284	1,305	1980
Keystone Shoppes	Indianapolis, IN	—	—	4,232	—	1,144	—	5,376	5,376	2,131	1997 (4)
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,005	2,487	7,425	9,912	4,015	1986
Lake View Plaza	Orland Park (Chicago), IL	15,751	4,702	17,543	—	12,545	4,702	30,088	34,790	15,218	1986
Lakeline Plaza	Cedar Park (Austin), TX	17,229	5,822	30,875	—	6,918	5,822	37,793	43,615	16,180	1998
Lima Center	Lima, OH	—	1,781	5,151	—	6,988	1,781	12,139	13,920	5,788	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	807	674	2,999	3,673	1,455	1990
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	3,411	—	24,710	24,710	11,045	2003 (4)
MacGregor Village	Cary, NC	6,254	502	8,897	—	297	502	9,194	9,696	1,971	2004 (4)
Mall of Georgia Crossing	Buford (Atlanta), GA	—	9,506	32,892	—	618	9,506	33,510	43,016	13,932	2004 (5)
Markland Plaza	Kokomo, IN	—	206	738	—	6,135	206	6,873	7,079	3,380	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	408	—	992	992	792	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	3,770	1,771	13,507	15,278	7,219	1988
Muncie Towne Plaza	Muncie, IN	7,163	267	10,509	87	1,786	354	12,295	12,649	5,234	1998
New Castle Plaza	New Castle, IN	—	128	1,621	—	1,369	128	2,990	3,118	1,623	1966
North Ridge Plaza	Joliet (Chicago), IL	—	2,831	7,699	—	4,434	2,831	12,133	14,964	5,897	1985
North Ridge Shopping Center	Raleigh, NC	7,639	385	12,838	—	782	385	13,620	14,005	2,936	2004 (4)
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	1,865	148	3,279	3,427	2,084	1974
Palms Crossing	McAllen, TX	38,202	13,496	45,925	—	9,067	13,496	54,992	68,488	10,610	2006
Regency Plaza	St. Charles (St. Louis), MO	3,776	616	4,963	—	587	616	5,550	6,166	2,821	1988
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,229	7,275	15,229	22,504	2,034	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	7,840	5,149	34,275	39,424	10,721	1998 (4)
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,225	2,961	2,225	21,659	23,884	4,607	2004
Shops at Arbor Walk, The	Austin, TX	43,176	930	42,546	—	4,403	930	46,949	47,879	9,412	2005

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	4,657	12,943	32,834	45,777	16,238	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	24,542	8,377	18,993	—	3,940	8,377	22,933	31,310	11,797	1987
Teal Plaza	Lafayette, IN	—	99	878	—	1,557	99	2,435	2,534	1,465	1962
Terrace at the Florida Mall	Orlando, FL	—	2,150	7,623	—	5,251	2,150	12,874	15,024	5,903	1989
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,196	234	5,941	6,175	3,486	1974
University Center	Mishawaka (South Bend), IN	—	3,071	7,413	—	1,828	3,071	9,241	12,312	7,738	1980
Washington Plaza	Indianapolis, IN	—	941	1,697	—	1,159	941	2,856	3,797	2,523	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	14,104	8,679	86,940	95,619	40,419	1999
West Ridge Plaza	Topeka, KS	4,720	1,376	4,560	—	2,085	1,376	6,645	8,021	3,368	1988
White Oaks Plaza	Springfield, IL	14,325	3,169	14,267	—	3,494	3,169	17,761	20,930	8,255	1986
Wolf Ranch Town Center	Georgetown (Austin), TX	—	21,403	51,547	—	9,413	21,403	60,960	82,363	14,729	2004
Other Properties
Factory Stores of America—Boaz	Boaz, AL	2,540	—	924	—	87	—	1,011	1,011	190	2004 (4)
Factory Stores of America—Georgetown	Georgetown, KY	6,019	148	3,610	—	39	148	3,649	3,797	733	2004 (4)
Factory Stores of America—Graceville	Graceville, FL	1,789	12	408	—	150	12	558	570	70	2004 (4)
Factory Stores of America—Lebanon	Lebanon, MO	1,503	24	214	—	6	24	220	244	11	2004 (4)
Factory Stores of America—Nebraska City	Nebraska City, NE	1,411	26	566	—	47	26	613	639	215	2004 (4)
Factory Stores of America—Story City	Story City, IA	1,743	7	526	—	34	7	560	567	156	2004 (4)
Florida Keys Outlet Center	Florida City, FL	10,824	1,560	1,748	—	822	1,560	2,570	4,130	429	2010 (4)
Gwinnett Place	Duluth (Atlanta), GA	115,000	6,361	108,637	—	—	6,361	108,637	114,998	—	1998 (5) (7)
Huntley Outlet Center	Huntley, IL	30,276	3,495	2,027	—	127	3,495	2,154	5,649	289	2010 (4)
Shops at Nanuet, The	Nanuet (New York), NY	—	27,310	162,993	—	5,614	27,310	168,607	195,917	165,289	1998 (4)
Naples Outlet Center	Naples, FL	16,274	1,514	519	—	—	1,514	519	2,033	184	2010 (4)
Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	48	3,367	1,605	4,972	347	2010 (4)
The Shoppes at Branson Meadows	Branson, MO	8,685	—	5,205	—	487	—	5,692	5,692	654	2004 (4)
University Town Plaza	Pensacola, FL	—	4,256	26,657	1,753	4,769	6,009	31,426	37,435	28,830	1994
Development Projects
Merrimack Premium Outlets		—	17,306	83,404	—	—	17,306	83,404	100,710	—
Other pre-development costs		—	20,373	174,800	—	—	20,373	174,800	195,173	780
Other		—	2,614	10,133	—	1,820	2,614	11,953	14,567	4,874

		$6,041,485	$2,941,448	$21,097,632	$195,533	$5,098,717	$3,136,981	$26,196,349	$29,333,330	$8,148,170

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2011

(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$27,192,223	$25,023,715	$24,907,970
Acquisitions and consolidations (5)	2,068,452	2,200,102	—
Improvements	552,455	273,255	315,928
Disposals	(479,800)	(304,849)	(200,183)

Balance, close of year	$29,333,330	$27,192,223	$25,023,715

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2011 was $23,502,281.

(2)    Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Balance, beginning of year	$7,485,821	$6,806,670	$6,015,677
Depreciation expense	906,554	874,450	893,139
Disposals	(244,205)	(195,299)	(102,146)

Balance, close of year	$8,148,170	$7,485,821	$6,806,670

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

(6)
Amounts represent preliminary purchase price allocation and are subject to change upon finalization.

(7)
Our interests in the property were sold effective January 1, 2012.

Exhibits
3.1

Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 to Simon Property Group, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2002.

3.2	Eighth Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed on May 9, 2008).
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

10.1*	Simon Property Group, L.P. 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on May 9, 2008).
10.2*

Amendment to Simon Property Group, L.P. 1998 Stock Incentive Plan dated July 6, 2011, (incorporated by reference to Exhibit 10.1 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).

10.3*

Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on March 19, 2010).

10.4*

Form of Simon Property Group Series 2010 LTIP Unit (Three Year Program) Award Agreement (incorporated by reference to Exhibit 10.1 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on March 19, 2010).

10.5*

Form of Simon Property Group Series 2010 LTIP Unit (Two Year Program) Award Agreement (incorporated by reference to Exhibit 10.2 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on March 19, 2010).

10.6*

Form of Simon Property Group Series 2010 LTIP Unit (One Year Program) Award Agreement (incorporated by reference to Exhibit 10.3 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on March 19, 2010).

10.7*

Certificate of Designation of Series CEO LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).

10.8*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).
10.9*

Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).

10.10*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).
10.11

Option Agreement to acquire the Excluded Retail Property (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 1993 filed by a predecessor of Simon Property Group, L.P.).

10.12

Voting Agreement dated as of June 20, 2004 among the Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 22, 2004).

10.13	$4,000,000,000 Credit Agreement dated as of October 5, 2011 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed October 7, 2011).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

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