Form 10-Q
period 2012-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2012-05-11
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

        Indicate by check mark whether Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        Registrant has no common stock outstanding.

Simon Property Group, L.P. and Subsidiaries
Form 10-Q
INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2012	December 31, 2011
ASSETS:
Investment properties, at cost	$33,923,326	$29,657,046
Less — accumulated depreciation	8,587,591	8,388,130

	25,335,735	21,268,916
Cash and cash equivalents	880,549	798,650
Tenant receivables and accrued revenue, net	417,085	486,731
Investment in unconsolidated entities, at equity	1,930,480	1,378,084
Investment in Klépierre, at equity	2,054,820	—
Deferred costs and other assets	1,798,796	1,633,544
Notes receivable from related party	—	651,000

Total assets	$32,417,465	$26,216,925

LIABILITIES:
Mortgages and other indebtedness	$22,800,562	$18,446,440
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,127,794	1,091,712
Cash distributions and losses in partnerships and joint ventures, at equity	710,314	695,569
Other liabilities and accrued dividends	222,874	170,971

Total liabilities	24,861,544	20,404,692

COMMITMENTS AND CONTINGENCIES
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	262,387	267,945
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	44,965	45,047
General Partner, 303,096,958 and 293,856,250 units outstanding, respectively	6,032,941	4,604,619
Limited Partners, 61,104,675 and 60,858,134 units outstanding, respectively	1,216,247	953,622

Total partners' equity	7,294,153	5,603,288
Nonredeemable noncontrolling deficit interests in properties, net	(619)	(59,000)

Total equity	7,293,534	5,544,288

Total liabilities and equity	$32,417,465	$26,216,925

The accompanying notes are an integral part of these statements

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2012	2011
REVENUE:
Minimum rent	$702,098	$644,332
Overage rent	27,680	17,142
Tenant reimbursements	306,388	281,425
Management fees and other revenues	32,287	30,492
Other income	50,516	46,483

Total revenue	1,118,969	1,019,874

EXPENSES:
Property operating	104,740	99,541
Depreciation and amortization	285,109	266,310
Real estate taxes	98,702	93,264
Repairs and maintenance	25,641	30,835
Advertising and promotion	21,098	21,888
Provision for credit losses	3,545	1,405
Home and regional office costs	32,858	29,056
General and administrative	13,889	7,667
Other	17,778	19,018

Total operating expenses	603,360	568,984

OPERATING INCOME	515,609	450,890
Interest expense	(258,079)	(248,119)
Income tax expense of taxable REIT subsidiaries	(891)	(1,142)
Income from unconsolidated entities	30,353	18,621
Gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	494,837	(584)

CONSOLIDATED NET INCOME	781,829	219,666
Net income attributable to noncontrolling interests	2,109	2,111
Preferred unit requirements	1,313	1,313

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$778,407	$216,242

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$645,410	$179,412
Limited Partners	132,997	36,830

Net income attributable to unitholders	$778,407	$216,242

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$2.18	$0.61

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$2.18	$0.61

Consolidated net income	$781,829	$219,666
Unrealized gain (loss) on interest rate hedge agreements	11,692	(11,283)
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	5,115	3,944
Currency translation adjustments	43,941	21,899
Changes in available-for-sale securities and other	24,535	2,241

Comprehensive income	867,112	236,467
Comprehensive income attributable to noncontrolling interests	2,109	2,111

Comprehensive income attributable to unitholders	$865,003	$234,356

The accompanying notes are an integral part of these statements

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$781,829	$219,666
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	298,502	274,279
(Gain) loss upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(494,837)	584
Straight-line rent	(7,427)	(5,888)
Equity in income of unconsolidated entities	(30,353)	(18,621)
Distributions of income from unconsolidated entities	27,887	22,435
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	77,613	59,945
Deferred costs and other assets	(71,948)	(47,513)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(8,312)	(52,582)

Net cash provided by operating activities	572,954	452,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,618,399)	—
Repayments of loans from related parties	92,600	—
Capital expenditures, net	(124,248)	(59,711)
Cash impact from the consolidation of properties	91,170	—
Net proceeds from sale of assets	375,838	3,438
Investments in unconsolidated entities	(61,744)	(2,763)
Purchase of marketable and non-marketable securities	(7,245)	(8,830)
Distributions of capital from unconsolidated entities and other	76,721	55,837

Net cash used in investing activities	(3,175,307)	(12,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,214,086	359
Distributions to noncontrolling interest holders in properties	(5,110)	(22,101)
Contributions from noncontrolling interest holders in properties	—	52
Partnership distributions	(338,420)	(284,054)
Proceeds from issuance of debt, net of transaction costs	4,056,144	—
Repayments of debt	(2,242,448)	(295,200)

Net cash provided by (used in) financing activities	2,684,252	(600,944)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	81,899	(160,668)
CASH AND CASH EQUIVALENTS, beginning of period	798,650	796,718

CASH AND CASH EQUIVALENTS, end of period	$880,549	$636,050

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

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2012, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 70 community/lifestyle centers, 13 properties in the Mills portfolio, and 23 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of March 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, approximately 271 shopping centers located in 13 countries in Europe.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

        These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2011 Annual Report on Form 10-K.

        As of March 31, 2012, we consolidated 229 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 90 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting. We manage the day-to-day operations of 76 of the 90 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 12 of the remaining 14 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

        We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was 82.9% and 83.0% for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, Simon Property's ownership interest in us was 83.2% and 82.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

        Preferred unit requirements in the accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units of partnership interests held by limited partners and are recorded when declared.

  Reclassifications

        We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2012 presentation. These reclassifications had no impact on previously reported net income attributable to unitholders or earnings per unit.

3.     Significant Accounting Policies

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents are in excess of FDIC and SIPC insurance limits.

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

        Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At March 31, 2012, we owned 35.4 million shares each of CSCG and of CAPC. At March 31, 2012, the market value of our investments in

CSCG and CAPC was $187.3 million and $108.4 million, respectively, with an aggregate net unrealized gain on these investments of approximately $63.9 million. The market value of our investments in CSCG and CAPC at December 31, 2011 was $170.7 million and $100.9 million, respectively, with an aggregate unrealized gain of $39.7 million.

        Net unrealized gains recorded in other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 were approximately $66.4 million and $41.9 million, respectively, and represent the valuation and related currency adjustments for our marketable securities. As of March 31, 2012, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

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

        As of March 31, 2012 and December 31, 2011, we also had investments of $25.2 million and $24.9 million, respectively, which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

        At March 31, 2012 and December 31, 2011, we had investments of $105.1 million in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

        At March 31, 2012 and December 31, 2011, we had investments in three mortgage and mezzanine loans with an aggregate carrying value of $162.9 million and $162.8 million, respectively. These loans mature at various dates through October 2012 with a weighted average maturity of approximately three months. Certain of these loans require interest-only payments while others require payments of interest and principal based on a 30 year amortization. Interest rates on these loans are fixed between 5.9% and 7.0% per annum with a weighted average interest rate of approximately 6.3% and approximate market rates for instruments of similar quality and duration. During the three months ended March 31, 2012 and March 31 2011, we recorded $3.1 million and $6.9 million, respectively, in interest income earned from these loans held for investment. Payments on each of these loans were current as of March 31, 2012. In April 2012, one of these mortgage loans with a principal balance of $76.7 million was repaid in its entirety.

        On December 9, 2011, we paid consideration of $88.8 million to acquire a 50% equity interest in two real estate developments for which we are the construction lender. The loans primarily bear interest at 7.0% and mature in May and July 2013. At March 31, 2012 and December 31, 2011, the aggregate amount drawn on the loans was $82.3 million and $50.7 million, respectively. We consolidated these assets as of the date we acquired our equity interest and, accordingly, amounts drawn on the loans are eliminated in consolidation.

  Fair Value Measurements

        We hold marketable securities that totaled $451.2 million and $417.0 million at March 31, 2012 and December 31, 2011, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $8.4 million and $12.2 million at March 31, 2012 and December 31, 2011, respectively, and a gross asset value of $1.2 million and $14.9 million at March 31, 2012 and December 31, 2011, respectively. We also have interest rate cap agreements with nominal asset values.

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

        Note 6 includes a discussion of the fair value of debt measured using Level 1 and Level 2 inputs. Note 5 includes a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

        In addition to noncontrolling redeemable interests in properties, we classify our 7.5% Cumulative Redeemable Preferred Units, or 7.5% preferred units, in temporary equity due to the possibility that we could be required to redeem the securities for cash because the redemption requires the delivery of fully registered shares of Simon Property common stock, which is not in our or Simon Property's control. The previous and current carrying amounts are equal to the liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

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

        The remaining interest in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

        Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three months ended March 31, 2012 and 2011, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests. A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2012	2011
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	$(59,000)	$(810,915)
Net Income attributable to noncontrolling nonredeemable interests	13	2,111
Distributions to noncontrolling nonredeemable interestholders	(191)	(22,101)
Purchase of noncontrolling interest and other	58,559	52

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(169)	$(200,853)

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

        As of March 31, 2012, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$485.2 million
Interest Rate Caps	6	$445.4 million

        The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $8.4 million and $10.0 million at March 31, 2012 and December 31, 2011, respectively, and is included in other liabilities and accrued distributions. The interest rate cap agreements were of nominal value at March 31, 2012 and December 31, 2011 and we generally do not apply hedge accounting to these arrangements.

        We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥5.0 billion remains as of March 31, 2012 for all forward contracts. We entered into Yen:USD forward contracts during 2010 for approximately ¥1.7 billion that we expect to receive through October 2012 and we entered into Yen:USD forward contracts during 2011 for ¥3.8 billion that we expect to receive through October 2013. In 2012, we entered into additional Yen:USD forward contracts for approximately ¥2.5 billion that we expect to receive through January 5, 2015. The March 31, 2012 net asset balance related to these forward contracts was $1.2 million which is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

        In 2011, we entered into a Euro:USD forward contract with a €141.3 million notional value which was designated as a net investment hedge. The December 31, 2011 asset balance related to this forward was $14.9 million and is included in deferred costs and other assets. We apply hedge accounting and the change in fair value for this Euro forward contract is reflected in other comprehensive income. Changes in the value of this hedge are offset by changes in the underlying hedged Euro-denominated joint venture investment. In connection with our sale of Gallerie Commerciali Italia, or GCI, as further discussed in Note 5, this hedge was terminated in January 2012.

        The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $99.0 million and $115.8 million as of March 31, 2012 and December 31, 2011, respectively.

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

	For the Three Months Ended March 31,
	2012	2011
Net Income attributable to Unitholders — Basic & Diluted	$778,407	$216,242

Weighted Average Units Outstanding — Basic	356,625,936	353,245,003
Effect of stock options of Simon Property	1,110	210,291

Weighted Average Units Outstanding — Diluted	356,627,046	353,455,294

        For the three months ended March 31, 2012, potentially dilutive securities include options to purchase shares of Simon Property common stock and units granted under our long-term incentive performance programs, or LTIP units. The only securities that had a dilutive effect for the three months ended March 31, 2012 and 2011 were stock options of Simon Property. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 78 properties in the United States as of March 31, 2012 and 87 properties as of December 31, 2011. At March 31, 2012, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in GCI which owns 45 properties located in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre.

        Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and our industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash, borrowings, or units to acquire the joint venture interest from our partner.

  Unconsolidated Property Transactions

        On January 6, 2012, SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in The Mills Limited Partnership, or TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25% interest for $50.0 million, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed below.

        On March 22, 2012, we acquired additional interests in 26 properties previously held in TMLP, or the Mills transaction, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility, and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated approximately $2.6 billion in additional property-level mortgage debt in connection with this transaction. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

        The consolidation of the previously unconsolidated properties resulted in a remeasurement of our previously held interest in each of these properties to fair value and recognition of a corresponding non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million for the excess of carrying value of our remaining investment in SPG-FCM over its estimated fair value. The gain on the transaction and impairment charge are included in Gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The assets and liabilities of the newly consolidated properties acquired in the Mills transaction have been reflected at their estimated fair value at the acquisition date, the majority of which, approximately $4.3 billion, was allocated to the investment property. This purchase price allocation is preliminary and is subject to revision within the measurement period, not to exceed one year from the date of acquisition.

        On December 31, 2011, as discussed in Note 9, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner.

  Loan to SPG-FCM

        As discussed above, our loan to SPG-FCM was extinguished in the Mills transaction. During the three month periods ended March 31, 2012 and 2011, we recorded approximately $2.0 million and $2.5 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bore interest at a rate of LIBOR plus 275 basis points.

  International Joint Venture Investments

        We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting.

        European Joint Ventures.    At December 31, 2011, we had a 49% ownership interest in GCI. On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received was $375.8 million and we recognized a gain on the sale of $28.8 million. Our investment carrying value included $39.5 million of accumulated losses related to currency translation and net investment hedge accumulated balances which had been recorded in accumulated other comprehensive income (loss).

        On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion. At March 31, 2012, the carrying value of our investment including excess investment was $2.0 billion, including all related components of accumulated other comprehensive income (loss). At March 31, 2012, we owned 54,430,000 shares of Klépierre, which had a quoted market price of $34.69 per share. We account for our investment in Klépierre under the equity method as we have determined we have significant influence over its operations. Our share of the results of Klépierre during our ownership period was immaterial.

        Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $337.6 million and $349.5 million as of March 31, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $48.4 million and $43.8 million as of March 31, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss).

  Summary Financial Information

        A summary of our investments in joint ventures and share of income from our joint ventures, excluding Klépierre, follows. The statements of operations include amounts related to our investment in GCI, which was sold on January 9, 2012. In addition, we acquired additional controlling interests in The Plaza at King of Prussia and The Court at King of Prussia, or collectively, King of Prussia, on August 25, 2011 and nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties are now consolidated properties as of the acquisition dates. Additionally, on December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. The results of operations are classified as (loss)/income from discontinued joint venture interests in the accompanying joint venture statements of operations. Balance sheet information for the joint ventures is as follows:

	March 31, 2012	December 31, 2011
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,161,851	$20,481,657
Less — accumulated depreciation	4,588,199	5,264,565

	9,573,652	15,217,092
Cash and cash equivalents	530,886	806,895
Tenant receivables and accrued revenue, net	190,922	359,208
Investment in unconsolidated entities, at equity	40,171	133,576
Deferred costs and other assets	364,255	526,101

Total assets	$10,699,886	$17,042,872

Liabilities and Partners' Deficit:
Mortgages and other indebtedness	$11,468,736	$15,582,321
Accounts payable, accrued expenses, intangibles, and deferred revenue	528,648	775,733
Other liabilities	275,768	981,711

Total liabilities	12,273,152	17,339,765
Preferred units	67,450	67,450
Partners' deficit	(1,640,716)	(364,343)

Total liabilities and partners' deficit	$10,699,886	$17,042,872

Our Share of:
Partners' deficit	$(787,451)	$(32,000)
Add: Excess Investment	2,007,617	714,515

Our net Investment in Unconsolidated Entities, at equity	$1,220,166	$682,515

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures acquired. We amortize excess investment over the life of the related properties, typically no greater than 40 years, and the amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended March 31,
	2012	2011
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$368,666	$352,635
Overage rent	48,694	30,227
Tenant reimbursements	172,093	165,620
Other income	52,962	31,661

Total revenue	642,415	580,143
Operating Expenses:
Property operating	118,119	111,562
Depreciation and amortization	138,056	131,730
Real estate taxes	48,333	45,853
Repairs and maintenance	14,971	16,770
Advertising and promotion	15,456	13,472
Provision for credit losses	982	804
Other	53,642	29,215

Total operating expenses	389,559	349,406

Operating Income	252,856	230,737
Interest expense	(159,902)	(150,516)
(Loss) income from unconsolidated entities	(315)	173

Net Income from Continuing Operations	92,639	80,394
(Loss)/income from discontinued joint venture interests	(7,690)	318

Net Income	$84,949	$80,712

Third-Party Investors' Share of Net Income	$40,012	$50,014

Our Share of Net Income	44,937	30,698
Amortization of Excess Investment	(14,584)	(12,077)

Income from Unconsolidated Entities	$30,353	$18,621

6.     Debt

  Unsecured Debt

        At March 31, 2012, our unsecured debt consisted of $12.3 billion of senior unsecured notes, $160.0 million outstanding on an unsecured term loan, or Term Loan, and $1.9 billion outstanding under an unsecured revolving credit facility, or Credit Facility. The March 31, 2012 balance included $270.7 million (U.S. dollar equivalent) of Yen-denominated borrowings and $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings which are designated as net investment hedges of our international investments. On March 31, 2012, we had available borrowing capacity of approximately $2.0 billion under the Credit Facility and $740.0 million of borrowing capacity under the Term Loan. The maximum outstanding balance of the Credit Facility during the three months ended March 31, 2012 was $3.1 billion and the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of March 31, 2012.

        The Credit Facility provides an initial borrowing capacity of $4.0 billion which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

        On March 13, 2012, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022, and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. Proceeds from the unsecured notes offerings were used to fund a portion of the cost of the acquisition of our equity stake in Klépierre and the Mills transaction.

        During the three months ended March 31, 2012, we redeemed at par $74.2 million of senior unsecured notes with a fixed rate of 5.75%.

        On November 1, 2011, we entered into a Term Loan providing a $900.0 million borrowing capacity. The Term Loan will initially mature on July 30, 2013 and can be extended for an additional year at our sole option. The base interest rate on the Term Loan is LIBOR plus 100 basis points. We drew $160.0 million on the Term Loan in the first quarter of 2012.

  Secured Debt

        Total secured indebtedness was $8.3 billion and $6.8 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we repaid $237.8 million in mortgage loans with a weighted average interest rate of 2.36%, unencumbering six properties, and repaid our $735.0 million secured term loan.

        As a result of the acquisition of additional interests in properties in the Mills transaction in March 2012, as further discussed in Note 5, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

  Covenants

        Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2012, we are in compliance with all covenants of our unsecured debt.

        At March 31, 2012, we or our subsidiaries are the borrowers under 91 non-recourse mortgage notes secured by mortgages on 91 properties, including 8 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance individually, or giving effect to applicable cross-default provisions in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $20.0 billion and $15.9 billion as of March 31, 2012 and December 31, 2011, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Fair value of fixed-rate mortgages and other indebtedness	$21,894	$17,905
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.73%	3.60%

7.     Equity

        During the first three months of 2012, 11 limited partners exchanged 90,465 units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        On March 14, 2012, Simon Property issued 9,137,500 shares of its common stock in a public offering at a price of $137.00 per share and contributed the proceeds to us. As a result, we issued 9,137,500 units to Simon Property, and used the proceeds of $1.2 billion from the offering, net of issue costs to fund a portion of the acquisition of our equity stake in Klépierre and the Mills transaction.

  Stock Based Compensation

        On March 5, 2012 and March 14, 2012, under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, the Compensation Committee of Simon Property's Board, or the Compensation Committee, awarded 12,034 restricted shares of Simon Property common stock to employees at a fair market value of $138.41 per share and $141.12 per share, respectively. The fair market value of the Simon Property restricted stock awarded on March 5, 2012 and March 14, 2012 is being recognized as expense over the three-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

        On March 16, 2010, the Compensation Committee approved three long-term incentive performance programs, or the 2010 LTIP programs, for certain senior executive officers. Awards under the 2010 LTIP programs take the form of LTIP units, a form of limited partnership interest issued by us. During the performance period, participants are entitled to receive on the LTIP units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per unit. Awarded LTIP units will be considered earned, in whole or in part, depending upon the extent to which the applicable total shareholder return, or TSR, benchmarks, as defined, are achieved during the performance period and, once earned, will become the equivalent of units after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP units not earned are forfeited.

        The 2010 LTIP programs have one, two and three year performance periods, which end on December 31, 2010, 2011 and 2012, respectively. During July 2011, the Compensation Committee approved a three-year long-term incentive performance program, or the 2011-2013 LTIP program, and awarded LTIP units to certain senior executive officers. The 2011-2013 LTIP program has a three year performance period ending on December 31, 2013. During March 2012, the Compensation Committee approved a three-year long-term incentive performance program, or the 2012-2014 LTIP program, and awarded LTIP units to certain senior executive officers. The 2012-2014 LTIP program has a three year performance period ending December 31, 2014. After the end of each performance period, any earned LTIP units will then be subject to service-based vesting over a period of two years. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

        The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. The 2011-2013 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. The 2012-2014 LTIP program awards have an aggregate grant date fair value of $35.0 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested. In 2011, the Compensation Committee determined that 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, vests in two equal installments in 2012 and 2013. In the first quarter of 2012, the Compensation Committee determined that 337,006 LTIP units were earned under the two-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2013 and 2014.

        On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon Property's Chairman and CEO, a retention award in the form of 1,000,000 LTIP units. The award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year term of his employment agreement period on a straight-line basis.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2012	$45,047	$4,604,619	$953,622	$(59,000)	$5,544,288
Limited partner units converted to units		1,418	(1,418)		—
Issuance of units related to Simon Property's public offering of its common stock		1,214,283			1,214,283
Purchase of noncontrolling interest		(63,226)		58,559	(4,667)
Other	(82)	2,222	11,085		13,225
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(163,128)	163,128		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(279,200)	(57,907)	(191)	(338,132)
Comprehensive income, excluding $479 attributable to preferred distributions on temporary equity preferred units and $2,096 attributable to noncontrolling redeemable interests in properties in temporary equity	834	715,953	147,737	13	864,537

March 31, 2012	$44,965	$6,032,941	$1,216,247	$(619)	$7,293,534

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

        In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The property was re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) have denied the claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We and our lenders are continuing our efforts through pending litigation to recover our losses under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2012 and December 31, 2011, we had guaranteed joint venture related mortgage or other indebtedness of $113.4 million and $30.2 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

9.     Real Estate Acquisitions and Dispositions

        On March 22, 2012, as part of the Mills transaction discussed in Note 5, we acquired additional interests in 26 of our joint venture properties in a transaction valued at approximately $1.5 billion.

        On March 14, 2012, as discussed in Note 5, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion, including the capitalization of acquisition costs.

        On January 9, 2012, as discussed in Note 5, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A.

        On January 6, 2012, as discussed in Note 5, we purchased an additional 25% interest in Del Amo Fashion Center.

        During the first quarter of 2012, we sold one of our other retail properties with a carrying value of $115.0 million for nominal consideration and the assumption of the related mortgage debt of $115.0 million by the acquirer.

        On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of approximately $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The resulting gain and the asset and liability fair value allocation were recorded based on preliminary portfolio fair value estimates at the date of distribution and will be finalized during 2012.

        On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million in the third quarter of 2011.

        We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2012 and 2011.

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

        We own, develop and manage retail real estate properties, which consist primarily of regional malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2012, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 161 regional malls, 58 Premium Outlets, 70 community/lifestyle centers, 13 properties in the Mills portfolio, and 23 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of March 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, approximately 271 shopping centers located in 13 countries in Europe.

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

  Results Overview

        Diluted earnings per unit of limited partnership interest, or units, increased $1.57 during the first three months of 2012 to $2.18 from $0.61 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2012 and the impact of our acquisition and expansion activity, and

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $494.8 million, or $1.39 per diluted unit, primarily driven by a gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties where we now have a controlling interest.

        Core business fundamentals during the first three months of 2012 improved from the economic environment that existed during the first three months of 2011. Total sales per square foot, or psf, increased 11.2% from March 31, 2011 to $546 psf at March 31, 2012 for our portfolio of regional malls and Premium Outlets. Average base minimum rent increased 4.4% to $39.87 psf as of March 31, 2012, from $38.18 psf as of March 31, 2011. Releasing spreads remained positive as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.74 psf as of March 31, 2012, representing a 9.7% increase over expiring payments as of March 31, 2012. Ending occupancy was 93.6% as of March 31, 2012, as compared to 93.0% as of March 31, 2011, an increase of 60 basis points.

        Our effective overall borrowing rate at March 31, 2012 decreased 37 basis points to 5.19% as compared to 5.56% at March 31, 2011. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 42 basis points (5.62% at March 31, 2012 as compared to 6.04% at March 31, 2011) and a decrease in the effective overall borrowing rate on variable rate debt of 45 basis points (1.47% at March 31, 2012 as compared to 1.92% at March 31, 2011). At March 31, 2012, the weighted average years to maturity of our consolidated indebtedness was approximately 6.2 years as compared to approximately 5.7 years at December 31, 2011. Our financing activities for the three months ended March 31, 2012, included the repayment of $237.8 million in mortgage loans with a weighted average interest rate of 2.36% unencumbering six properties, the redemption of $74.2 million of senior unsecured notes with a fixed rate of 5.75% and the repayment of $735.0 million on a secured term loan. In addition, during the 2012 period, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. We also had net $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings on our unsecured revolving credit facility, or Credit Facility, and $160.0 million of borrowings on our $900.0 million unsecured term loan, or Term Loan.

  United States Portfolio Data

        The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, average base minimum rent per square foot, and total sales per square foot for our domestic assets. We include acquired properties in this data beginning in the year of acquisition and remove properties sold in the year disposed. For comparative purposes, we separate the information related to community/lifestyle centers and The Mills from our other U.S. operations. We also do not include any properties located outside of the United States.

        The following table sets forth these key operating statistics for:

  •
  properties that are consolidated in our consolidated financial statements,

  •
  properties we account for under the equity method of accounting as joint ventures, and

  •
  the foregoing two categories of properties on a total portfolio basis.

	March 31, 2012	March 31, 2011 (2)	%/basis point Change(1)
U.S. Regional Malls and Premium Outlets:
Ending Occupancy
Consolidated	93.6%	93.5%	+10 bps
Unconsolidated	93.5%	91.8%	+170 bps
Total Portfolio	93.6%	93.0%	+60 bps
Average Base Minimum Rent per Square Foot
Consolidated	$37.86	$36.63	3.4%
Unconsolidated	$47.93	$42.53	12.7%
Total Portfolio	$39.87	$38.18	4.4%
Total Sales per Square Foot
Consolidated	$529	$483	9.5%
Unconsolidated	$630	$523	20.5%
Total Portfolio	$546	$491	11.2%
The Mills:
Ending Occupancy	96.5%	93.7%	+280 bps
Average Base Minimum Rent per Square Foot	$21.93	$21.18	3.5%
Total Sales per Square Foot	$491	$446	10.1%
Community/Lifestyle Centers:
Ending Occupancy	93.1%	92.3%	+80 bps
Average Base Minimum Rent per Square Foot	$13.78	$13.40	2.8%

  (1)
  Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

  (2)
  Prior year data has been restated as a result of the acquisition of additional interests in certain properties as discussed in Note 5 to the condensed notes to consolidated financial statements.

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

  International Property Data

        The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31, 2012	March 31, 2011	%/basis point Change
Ending Occupancy	99.9%	99.8%	+10 bps
Comparable Sales per Square Foot	¥89,875	¥87,011	3.3%
Average Base Minimum Rent per Square Foot	¥4,930	¥4,808	2.5%

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On March 29, 2012, Opry Mills re-opened after completion of the restoration of the property following the significant flood damage which occurred in May 2010.

  •
  On March 22, 2012, we acquired additional interests in 26 joint venture properties, or the Mills transaction, from our joint venture partner. Of these 26 properties, nine became consolidated properties at the acquisition date.

  •
  During the first three months of 2012, we disposed of one other retail property.

  •
  During 2011, we disposed of three of our other retail properties and one of our regional malls.

  •
  On December 31, 2011, as discussed in Note 9 of the condensed notes to consolidated financial statements, a 50% joint venture distributed a portfolio of properties to us and our joint venture partner. We now consolidate those properties we received in the distribution.

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

  •
  On June 28, 2011, we sold Prime Outlets — Jeffersonville.

        In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  As discussed above, on March 22, 2012, we acquired additional interests in 26 joint venture properties. Of these 26 assets, 16 remained unconsolidated.

  •
  On March 14, 2012, we acquired a 28.7% equity stake in Klépierre.

  •
  On January 9, 2012, we sold our entire ownership interest in Gallerie Commerciali Italia, or GCI, which owns 45 properties located in Italy to our venture partner, Auchan S.A.

  •
  On January 6, 2012, we acquired an additional 25% interest in Del Amo Fashion Center.

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

        For the purposes of the following comparison between the three months ended March 31, 2012 and 2011, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout the periods in both 2012 and 2011.

  Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

        Minimum rents increased $57.8 million during the 2012 period, of which the property transactions accounted for $35.6 million of the increase. Comparable rents increased $22.2 million, or 3.6%. The increase in comparable rents was primarily attributable to a $22.1 million increase in base minimum rents. Overage rents increased $10.5 million, or 61.5%, as a result of an increase in tenant sales for the period compared to the prior period.

        Tenant reimbursements increased $25.0 million, due to a $17.7 million increase attributable to the property transactions and a $7.3 million, or 2.7%, increase in the comparable properties primarily due to annual increases related to common area maintenance reimbursements.

        Total other income increased $4.0 million, principally as a result of a $7.6 million increase in financing and other fee revenue earned from joint ventures net of eliminations, partially offset by a decrease in interest income of $3.9 million primarily related to a reduction in the aggregate amount of loans held for investment.

        Property operating expense increased $5.2 million primarily related to a $7.3 million increase attributable to the property transactions partially offset by a $2.1 million decrease in comparable property activity due primarily to a mild winter.

        Depreciation and amortization expense increased $18.8 million primarily due to the additional depreciable assets related to the property transactions.

        Real estate tax expense increased $5.4 million primarily related to the property transactions.

        Repairs and maintenance expense decreased $5.2 million primarily due to decreased snow removal costs as compared to the prior period, offset partially by the property transactions.

        Home and regional office expense increased $3.8 million primarily due to increased long-term incentive compensation costs.

        General and administrative expense increased $6.2 million primarily as a result of increased performance compensation costs.

        Interest expense increased $10.0 million primarily related to the property transactions. Increased interest expense from borrowings on the Euro tranche of the Credit Facility and the issuance of unsecured notes in the fourth quarter of 2011 and the first quarter of 2012 were partially offset by the repayment of mortgages at six properties, payoff of our $735.0 million secured term loan, and payoff of $542.5 million of unsecured notes in 2011 and $74.2 million of unsecured notes in 2012.

        Income from unconsolidated properties increased $11.7 million as result of the property transactions, primarily our increased ownership in the joint venture properties acquired as part of the Mills transaction, and favorable results of operations from the portfolio of joint venture properties.

        During the first quarter of 2012, we disposed of our interest in GCI for a gain of $28.8 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in The Mills Limited Partnership, or TMLP, representing the excess of carrying value over the estimated fair value.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We manage our floating rate debt to be at or below 15-25% of total outstanding indebtedness by negotiating interest rates for each financing or refinancing based on current market conditions and entering into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises approximately 10.3% of our total consolidated debt at March 31, 2012. We also enter into interest rate protection agreements to assist in managing our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $649.7 million during the three months ended March 31, 2012. In addition, the Credit Facility provides an alternative source of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents increased $81.9 million during the first three months of 2012 to $880.5 million as of March 31, 2012 as further discussed under "Cash Flows" below.

        On March 31, 2012, we had available borrowing capacity of approximately $2.0 billion under the Credit Facility, net of outstanding borrowings of $1.9 billion and letters of credit of $36.0 million, and $740.0 million of borrowing capacity under the Term Loan. For the three months ended March 31, 2012, the maximum amount outstanding under the Credit Facility was $3.1 billion and the weighted average amount outstanding was approximately $1.3 billion. The weighted average interest rate was 1.29% for the three months ended March 31, 2012.

        We also have historically had access to long term unsecured debt markets and access to private equity from institutional investors at the property level. Simon Property also has historically had access to public equity markets.

        Our business model requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon Property may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility to address our debt maturities and capital needs through 2012.

  Loan to SPG-FCM

        As discussed in Note 5 to the condensed notes to consolidated financial statements, the loan to SPG-FCM was extinguished in the Mills transaction. During the three month periods ended March 31, 2012 and 2011, we recorded approximately $2.0 million and $2.5 million in interest income (net of inter-entity eliminations), related to this loan, respectively.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2012 totaled $649.7 million. In addition, we received net proceeds from our debt financing and repayment activities of $1.8 billion in 2012. These activities are further discussed below under "Financing and Debt." During the 2012 period, we also:

  •
  issued 9,137,500 units to Simon Property and received proceeds from the issuance of $1.2 billion, net of issue costs, in connection with Simon Property's issuance of shares of its common stock in a public offering,

  •
  funded the acquisition of an additional interest in one property, the 28.7% equity stake in Klépierre and additional interests in 26 joint venture properties in the Mills transaction for $3.62 billion,

  •
  received proceeds of $375.8 million from the sale of our interest in GCI,

  •
  paid unitholder distributions totaling $337.1 million,

  •
  paid preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $124.2 million (includes development and other costs of $42.9 million, renovation and expansion costs of $43.5 million, and tenant costs and other operational capital expenditures of $37.8 million), and

  •
  funded investments in unconsolidated entities of $61.7 million.

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

Financing and Debt

  Unsecured Debt

        At March 31, 2012, our unsecured debt consisted of $12.3 billion of senior unsecured notes, $160.0 million outstanding on the Term Loan, and $1.9 billion outstanding under the Credit Facility. The March 31, 2012 balance under the Credit Facility included $270.7 million (U.S. dollar equivalent) of Yen-denominated borrowings and $1.0 billion (U.S. dollar equivalent) of Euro-denominated borrowings which are designated as net investment hedges of our international investments. On March 31, 2012, we had available borrowing capacity of approximately $2.0 billion under the Credit Facility. The maximum outstanding balance of the Credit Facility during the three months ended March 31, 2012 was $3.1 billion and the weighted average outstanding balance on the Credit Facility was approximately $1.3 billion. Letters of credit of approximately $36.0 million were outstanding under the Credit Facility as of March 31, 2012.

        The Credit Facility provides an initial borrowing capacity of $4.0 billion which can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

        On November 1, 2011, we entered into a Term Loan providing a $900.0 million borrowing capacity. The Term Loan will initially mature on July 30, 2013 and can be extended for an additional year at our sole option. The base interest rate on the Term Loan is LIBOR plus 100 basis points. We drew $160.0 million on the Term Loan in the first quarter of 2012.

        On March 13, 2012, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022, and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. Proceeds from the unsecured notes offerings were used to fund a portion of the cost of the acquisition of our equity stake in Klépierre and the Mills transaction.

        During the three months ended March 31, 2012, we redeemed at par $74.2 million of senior unsecured notes with a fixed rate of 5.75%.

  Secured Debt

        Total secured indebtedness was $8.3 billion and $6.8 billion at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we repaid $237.8 million in mortgage loans with a weighted average interest rate of 2.36%, unencumbering six properties, and repaid our $735.0 million secured term loan.

        As a result of the acquisition of additional interests in the joint venture properties in the Mills transaction in March 2012, as further discussed in Note 5 to the condensed consolidated notes to financial statements, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

  Covenants

        Our unsecured debt contains financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2012, we are in compliance with all covenants of our unsecured debt.

        At March 31, 2012, we or our subsidiaries are the borrowers under 91 non-recourse mortgage notes secured by mortgages on 91 properties, including 8 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2012 and December 31, 2011, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2012	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2011	Effective Weighted Average Interest Rate
Fixed Rate	$20,461,418	5.62%	$16,407,374	5.83%
Variable Rate	2,339,144	1.47%	2,039,066	1.45%

	$22,800,562	5.19%	$18,446,440	5.35%

        As of March 31, 2012, we had $485.2 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.61%. As of March 31, 2012, the net effect of these agreements effectively converted $485.0 million of variable rate debt to fixed rate debt.

  Contractual Obligations and Off-Balance Sheet Arrangements

        There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2011 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2012, for the remainder of 2012 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2012	2013-2014	2015-2017	After 2017	Total
Long-Term Debt(1)	$623,732	$3,746,163	$11,309,391	$7,024,900	$22,704,186
Interest Payments(2)	$824,015	$2,018,521	$1,960,977	$2,285,287	$7,088,800

(1)
Represents principal maturities only and therefore, excludes net premiums of $96,376.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2012.

        Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2012, we had guaranteed $113.4 million of joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

        Acquisitions.    On March 22, 2012, we acquired additional interests in 26 properties previously held in TMLP, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated approximately $2.6 billion in additional property-level mortgage debt in connection with this transaction. The transaction resulted in a remeasurement of our previously held interest in each of these properties to fair value and the recognition of a corresponding non-cash gain of approximately $488.7 million.

        On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion.

        On January 6, 2012, SPG-FCM, which holds our investment in TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25% interest for $50.0 million, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed below.

        On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of approximately $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the assets received in excess of the carrying value of our interest in the joint venture portfolio.

        On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in King of Prussia, thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million in the third quarter of 2011.

        Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

        During the first quarter of 2012, we sold one of our other retail properties with a carrying value of $115.0 million for nominal consideration and the assumption of the related mortgage debt of $115.0 million by the acquirer.

        On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received was $375.8 million and we recognized a gain on the sale of $28.8 million.

Development Activity

        New Domestic Development.    In March 2012, we began construction on Phoenix Premium Outlets located in Phoenix, Arizona. This new center, which is wholly owned by us, is expected to open in May of 2013. The estimated cost of this project is $70.7 million.

        In August 2011, we began construction on Tanger Outlets — Galveston located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlets Centers, Inc. in which we have a 50% interest. Our estimated share of the cost of this project is $32.2 million.

        During 2010, we began construction on Merrimack Premium Outlets located in Merrimack, New Hampshire. This new Premium Outlet, which is wholly owned by us, is scheduled to open on June 14, 2012. The estimated cost of this project is $144.1 million, and the carrying amount of the construction in progress as of March 31, 2012 was $113.6 million.

        Other than these projects, our share of other 2012 new developments is not significant.

        Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted our redevelopment and expansion initiatives which we previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at 23 centers in the U.S. and more than 50 anchor and big box tenants are currently scheduled to open in 2012 and 2013. We expect our share of development costs for 2012 related to renovation or expansion initiatives to be approximately $800.0 million compared to approximately $265.0 million in 2011.

        We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

        International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2012 will be approximately $130.0 million at current FX rates, primarily funded through reinvested joint venture cash flow and construction loans.

        Rinku Premium Outlets Phase IV, a 103,000 square foot expansion to the Rinku Premium Outlet located in Osaka, Japan, is under construction and is expected to open in July 2012. Kobe-Sanda Premium Outlets Phase III, a 78,000 square foot expansion to the Kobe-Sanda Premium Outlets in Osaka, Japan, is under construction and is expected to open in December 2012. The net cost of these projects is expected to be JPY 6.2 billion, of which our share is approximately JPY 2.5 billion, or $30.1 million based on applicable YEN:USD exchange rates.

        In April 2012, construction began on Shisui Premium Outlets, a 234,000 square foot new development in Chiba, Japan, which is due to open in April 2013. The net cost of this project is expected to be JPY 9.2 billion, of which our share is approximately JPY 3.7 billion, or $44.4 million based on applicable YEN:USD exchange rates.

        In April 2012, construction began on Toronto Premium Outlets, a 358,000 square foot new development in Ontario, Canada, which is expected to open in August 2013. The net cost of this project is expected to be CAD 159.6 million, of which our share is approximately CAD 79.8 million, or $79.8 million based on applicable CAD:USD exchange rates.

        In 2012, construction began on Busan Premium Outlets, a 243,500 square foot new development in Busan, South Korea, which is due to open in September 2013. The net cost of this project is expected to be KRW 129.2 billion, of which our share is approximately KRW 64.6 billion, or $57 million based on applicable KRW:USD exchange rates.

        On March 1, 2012, we and our partner, Bailian Group, the largest retail conglomerate in China, announced the signing of a Memorandum of Understanding, or MOU, to jointly develop a Premium Outlet Center in Pudong, Shanghai, China. The MOU also provides the joint venture the opportunity to develop additional Premium Outlet Centers in mainland China.

        On April 9, 2012, we and our partner, BR Malls Participacoes S.A., signed a Joint Venture Agreement to develop and own Premium Outlet Centers in Brazil in which we would have a 50% interest. The first Premium Outlet is expected to be opened in the State of Sao Paulo in 2013.

Distributions

        We paid a distribution of $0.95 per unit in the first quarter of 2012 and we will pay a distribution of $1.00 per unit in the second quarter. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, competitive market forces, risks related to international activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of Simon Property's status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in our Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

        Sensitivity Analysis.    We disclosed a comprehensive qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2011.

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

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        Through the period covered by this report, there were no significant changes to the Risk Factors disclosed in "Part 1: Business" of our 2011 Annual Report on Form 10-K.

Item 5.    Other Information

        During the quarter covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit-related, tax compliance and tax consulting to be provided by Ernst & Young, LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Simon Property Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.2*	Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P.
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Simon Property Group, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Senior Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: May 11, 2012