Form 10-Q
period 2012-06-30
SIMON PROPERTY GROUP L P /DE/
filed 2012-08-09
CIK 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Form 10-Q

INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	June 30, 2012	December 31, 2011
ASSETS:
Investment properties, at cost	$34,063,214	$29,657,046
Less — accumulated depreciation	8,827,205	8,388,130

	25,236,009	21,268,916
Cash and cash equivalents	638,499	798,650
Tenant receivables and accrued revenue, net	423,917	486,731
Investment in unconsolidated entities, at equity	2,000,509	1,378,084
Investment in Klépierre, at equity	1,942,153	—
Deferred costs and other assets	1,745,496	1,633,544
Notes receivable from related party	—	651,000

Total assets	$31,986,583	$26,216,925

LIABILITIES:
Mortgages and other indebtedness	$22,466,558	$18,446,440
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,168,636	1,091,712
Cash distributions and losses in partnerships and joint ventures, at equity	730,636	695,569
Other liabilities	226,675	170,971

Total liabilities	24,592,505	20,404,692

Commitments and contingencies
Preferred units, at liquidation value, and noncontrolling redeemable interests in properties	263,479	267,945
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	44,883	45,047
General Partner, 303,329,777 and 293,856,250 units outstanding, respectively	5,900,298	4,604,619
Limited Partners, 60,974,031 and 60,858,134 units outstanding, respectively	1,186,052	953,622

Total partners' equity	7,131,233	5,603,288
Nonredeemable noncontrolling deficit interests in properties, net	(634)	(59,000)

Total equity	7,130,599	5,544,288

Total liabilities and equity	$31,986,583	$26,216,925

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Minimum rent	$746,198	$649,570	$1,448,295	$1,293,902
Overage rent	31,427	21,980	59,107	39,121
Tenant reimbursements	330,470	285,623	636,857	567,048
Management fees and other revenues	28,347	31,259	60,634	61,751
Other income	51,624	52,429	102,142	98,913

Total revenue	1,188,066	1,040,861	2,307,035	2,060,735

EXPENSES:
Property operating	116,018	109,025	220,758	208,567
Depreciation and amortization	311,863	261,298	596,972	527,608
Real estate taxes	106,777	93,424	205,479	186,688
Repairs and maintenance	26,665	24,657	52,307	55,492
Advertising and promotion	28,549	24,958	49,648	46,846
Provision for credit losses	2,906	274	6,451	1,679
Home and regional office costs	35,104	31,453	67,962	60,509
General and administrative	14,733	8,974	28,622	16,640
Other	24,096	19,226	41,873	38,244

Total operating expenses	666,711	573,289	1,270,072	1,142,273

OPERATING INCOME	521,355	467,572	1,036,963	918,462
Interest expense	(288,560)	(244,517)	(546,636)	(492,634)
Income tax benefit of taxable REIT subsidiaries	(991)	(703)	(1,883)	(1,846)
Income from unconsolidated entities	29,132	13,821	59,484	32,441
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	—	14,349	494,837	13,765

CONSOLIDATED NET INCOME	260,936	250,522	1,042,765	470,188
Net income attributable to noncontrolling interests	1,855	1,939	3,963	4,050
Preferred unit requirements	1,313	1,312	2,627	2,626

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$257,768	$247,271	$1,036,175	$463,512

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$215,445	205,121	$860,855	$384,532
Limited Partners	42,323	42,150	175,320	78,980

Net income attributable to unitholders	$257,768	$247,271	$1,036,175	$463,512

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$0.71	$0.70	$2.87	$1.31

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$0.71	$0.70	$2.87	$1.31

Consolidated net income	$260,936	$250,522	$1,042,765	$470,188
Unrealized (loss) gain on interest rate hedge agreements	(8,587)	(7,740)	3,105	(19,023)
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	5,138	3,824	10,252	7,768
Currency translation adjustments	(65,453)	8,754	(21,511)	30,653
Changes in available-for-sale securities and other	(666)	25,713	23,869	27,954

Comprehensive income	191,368	281,073	1,058,480	517,540
Comprehensive income attributable to noncontrolling interests	1,855	1,939	3,964	4,050

Comprehensive income attributable to unitholders	$189,513	$279,134	$1,054,516	$513,490

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,042,765	$470,188
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	620,189	544,415
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(494,837)	(13,765)
Straight-line rent	(17,211)	(12,129)
Equity in income of unconsolidated entities	(59,484)	(32,441)
Distributions of income from unconsolidated entities	65,307	51,860
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	80,566	56,674
Deferred costs and other assets	(49,131)	(139,832)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	11,026	(26,922)

Net cash provided by operating activities	1,199,190	898,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,690,778)	(11,976)
Repayments of loans from related parties	92,600	—
Capital expenditures, net	(343,830)	(163,463)
Cash impact from the consolidation of properties	91,170	—
Net proceeds from sale of assets	375,838	136,013
Investments in unconsolidated entities	(117,067)	(6,749)
Purchase of marketable and non-marketable securities	(11,252)	(10,228)
Repayments of loans held for investment	76,768	—
Distributions of capital from unconsolidated entities and other	140,402	203,314

Net cash (used in) provided by investing activities	(3,386,149)	146,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,213,907	1,826
Distributions to noncontrolling interest holders in properties	(7,602)	(23,846)
Contributions from noncontrolling interest holders in properties	369	52
Partnership distributions	(704,056)	(568,301)
Proceeds from issuance of debt, net of transaction costs	4,491,738	205,946
Repayments of debt	(2,967,548)	(667,641)

Net cash provided by (used in) financing activities	2,026,808	(1,051,964)

DECREASE IN CASH AND CASH EQUIVALENTS	(160,151)	(7,005)
CASH AND CASH EQUIVALENTS, beginning of period	798,650	796,718

CASH AND CASH EQUIVALENTS, end of period	$638,499	$789,713

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

        We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2012, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 161 malls, 60 Premium Outlets, 70 community/lifestyle centers, 13 properties in The Mills portfolio, and 21 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of June 30, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of June 30, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

2.     Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts of all majority-owned subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

        As of June 30, 2012, we consolidated 228 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 91 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 77 of the 91 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 12 of the remaining 14 joint venture properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

        We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our common units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was 83.1% and 83.0% for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, Simon Property's ownership interest in us was 83.3% and 82.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

        Our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, are accounted for as available-for-sale securities. These investments are adjusted to their quoted market price, including a related foreign exchange component, with corresponding adjustment in other comprehensive income (loss). At June 30, 2012, we owned 35.4 million shares each of CSCG and of CAPC. At June 30, 2012, the market value of our investments in CSCG and CAPC was $178.8 million and $116.4 million, respectively, with an aggregate unrealized gain on these investments of $63.4 million. The market value of our investments in CSCG and CAPC at December 31, 2011 was $170.7 million and $100.9 million, respectively, with an aggregate unrealized gain of $39.7 million.

        Net unrealized gains recorded in other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 were $65.7 million and $41.9 million, respectively, and represent the valuation and related currency adjustments for our marketable securities. As of June 30, 2012, we do not consider any of the declines in value of our marketable and non-marketable securities to be an other-than-temporary impairment, as these market value declines, if any, have existed for a short period of time, and, in the case of debt securities, we have the ability and intent to hold these securities to maturity.

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

        As of June 30, 2012 and December 31, 2011, we also had investments of $24.9 million, which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

        At June 30, 2012 and December 31, 2011, we had investments of $105.1 million in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

        At June 30, 2012 and December 31, 2011, we had investments in mortgage and mezzanine loans with an aggregate carrying value of $86.4 million and $162.8 million, respectively. In April 2012, one of these mortgage loans with a principal balance of $76.8 million was repaid in its entirety. The remaining two loans held at June 30, 2012 mature in October 2012. One loan requires interest-only payments while the other requires payments of interest and principal based on a 30 year amortization schedule. Interest rates on these loans are fixed at 5.9% and 7.0% per annum, respectively, with a weighted average interest rate of 6.6% and approximate market rates for instruments of similar quality and duration. During the six months ended June 30, 2012 and June 30, 2011, we recorded $5.0 million and $13.9 million, respectively, in interest income earned from these loans. Payments on each of these loans were current as of June 30, 2012.

        On December 9, 2011, we paid consideration of $88.8 million to acquire a 50% equity interest in two real estate developments for which we are the construction lender. The loans primarily bear interest at 7.0% and mature in May and July 2013. At June 30, 2012 and December 31, 2011, the aggregate amount drawn on the loans was $106.9 million and $50.7 million, respectively. We consolidated these assets as of the date we acquired our equity interest and, accordingly, amounts drawn on the loans are eliminated in consolidation.

  Fair Value Measurements

        Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets, and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect our best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. We have no investments for which fair value is measured on a recurring basis using Level 3 inputs.

        We hold marketable securities that totaled $454.4 million and $417.0 million at June 30, 2012 and December 31, 2011, respectively, and are considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $6.6 million and $12.2 million at June 30, 2012 and December 31, 2011, respectively, and a gross asset value of $0.1 million and $14.9 million at June 30, 2012 and December 31, 2011, respectively. We also have interest rate cap agreements with nominal values.

        Note 6 includes a discussion of the fair value of debt measured using Level 1 and Level 2 inputs. Note 5 includes a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

  Noncontrolling Interests and Temporary Equity

        In addition to noncontrolling redeemable interests in properties, we classify our 7.5% Cumulative Redeemable Preferred Units, or 7.5% preferred units, in temporary equity due to the possibility that we could be required to redeem the securities for cash because the redemption requires the delivery of fully registered shares of Simon Property common stock. The previous and current carrying amounts are equal to the liquidation value, which is the amount payable upon the occurrence of any event that could potentially result in cash settlement.

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

        The remaining interest in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within preferred units, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value.

        Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three and six months ended June 30, 2012 and 2011, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

        A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	$(619)	$(200,853)	$(59,000)	$(180,915)
Net Income attributable to noncontrolling nonredeemable interests	(15)	1,939	(2)	4,050
Distributions to noncontrolling nonredeemable interestholders	—	(1,745)	(191)	(23,846)
Purchase of noncontrolling interest and other	—	3,757	58,559	3,809

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(634)	$(196,902)	$(634)	$(196,902)

  Derivative Financial Instruments

        We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to our interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there was no significant ineffectiveness from any of our derivative activities during the period. We formally designate any instrument that meets these hedging criteria, including borrowings in a foreign currency, as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities.

        As of June 30, 2012, we had the following outstanding interest rate derivatives related to interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$484.7 million
Interest Rate Caps	6	$444.4 million

        The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $6.2 million and $10.0 million at June 30, 2012 and December 31, 2011, respectively, and is included in other liabilities. The interest rate cap agreements were of nominal value at June 30, 2012 and December 31, 2011 and we generally do not apply hedge accounting to these arrangements.

        We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥4.9 billion remains as of June 30, 2012 for all forward contracts that we expect to receive through January 5, 2015. The June 30, 2012 net liability balance related to these forward contracts was $0.3 million, of which $0.4 million is included in other liabilities and $0.1 million is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

        In 2011, we entered into a Euro:USD forward contract with a €141.3 million notional value which was designated as a net investment hedge. The December 31, 2011 asset balance related to this forward was $14.9 million and is included in deferred costs and other assets. We apply hedge accounting and the change in fair value for this Euro forward contract is reflected in other comprehensive income. Changes in the value of this hedge are offset by changes in the underlying hedged Euro-denominated joint venture investment. In connection with the sale of our interest in Gallerie Commerciali Italia, S.p.A., or GCI, as further discussed in Note 5, this hedge was terminated in January 2012.

        The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $102.5 million and $115.8 million as of June 30, 2012 and December 31, 2011, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net Income attributable to Unitholders — Basic & Diluted	$257,768	$247,271	$1,036,175	$463,512

Weighted Average Units Outstanding — Basic	364,300,150	353,569,511	360,463,043	353,450,988
Effect of stock options of Simon Property	1,042	34,582	1,079	127,905

Weighted Average Units Outstanding — Diluted	364,301,192	353,604,093	360,464,122	353,578,893

        For the six months ended June 30, 2012, potentially dilutive securities include options to purchase shares of Simon Property common stock and units granted under our long-term incentive performance programs, or LTIP units. The only securities that had a dilutive effect for the six months ended June 30, 2012 and 2011 were stock options of Simon Property. We accrue distributions when they are declared.

5.     Investment in Unconsolidated Entities

  Real Estate Joint Ventures

        Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 79 properties in the United States as of June 30, 2012 and 87 properties as of December 31, 2011. At June 30, 2012, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in GCI which owns 45 properties located in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012 Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

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

        On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 properties, or the Mills transaction, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility, and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

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

  Loan to SPG-FCM

        As discussed above, our loan to SPG-FCM was extinguished in the Mills transaction. During the six month periods ended June 30, 2012 and 2011, we recorded $2.0 million and $4.9 million in interest income (net of inter-entity eliminations), related to this loan, respectively. The loan bore interest at a rate of LIBOR plus 275 basis points.

  European Investments

        At June 30, 2012, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $32.80 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion which we have allocated, on a preliminary basis, to the underlying investment property, other assets and liabilities based on estimated fair value. Our share of the results of Klépierre, net of the amortization of our excess investment, during our ownership period was nominal.

        Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $407.7 million, $154.4 million and $93.1 million, respectively, for the period of our ownership in 2012.

        At December 31, 2011, we had a 49% ownership interest in GCI. On January 9, 2012, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A. The aggregate cash we received related to the sale of our interest GCI was $375.8 million and we recognized a gain on the sale of $28.8 million. Our investment carrying value included $39.5 million of accumulated losses related to currency translation and net investment hedge accumulated balances, which had been recorded in accumulated other comprehensive income (loss).

  Asian Joint Ventures

        We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $335.9 million and $349.5 million as of June 30, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $58.3 million and $43.8 million as of June 30, 2012 and December 31, 2011, respectively, including all related components of accumulated other comprehensive income (loss).

  Summary Financial Information

        A summary of our investments in joint ventures and share of income from our joint ventures, excluding Klépierre, follows. The statements of operations include amounts related to our investment in GCI, which was sold on January 9, 2012. In addition, we acquired additional controlling interests in The Plaza at King of Prussia and The Court at King of Prussia, or collectively, King of Prussia, on August 25, 2011, and nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their respective acquisition dates. Additionally, on December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. The results of operations of the properties for all of these transactions are classified as loss from operations of discontinued joint venture interests in the accompanying joint venture statements of operations. Balance sheet information for the joint ventures is as follows:

	June 30, 2012	December 31, 2011
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,491,236	$20,481,657
Less — accumulated depreciation	4,725,920	5,264,565

	9,765,316	15,217,092
Cash and cash equivalents	483,433	806,895
Tenant receivables and accrued revenue, net	198,773	359,208
Investment in unconsolidated entities, at equity	39,855	133,576
Deferred costs and other assets	366,900	526,101

Total assets	$10,854,277	$17,042,872

Liabilities and Partners' Deficit:
Mortgages and other indebtedness	$11,499,568	$15,582,321
Accounts payable, accrued expenses, intangibles, and deferred revenue	527,701	775,733
Other liabilities	308,912	981,711

Total liabilities	12,336,181	17,339,765
Preferred units	67,450	67,450
Partners' deficit	(1,549,354)	(364,343)

Total liabilities and partners' deficit	$10,854,277	$17,042,872

Our Share of:
Partners' deficit	$(708,641)	$(32,000)
Add: Excess Investment	1,978,514	714,515

Our net Investment in Unconsolidated Entities, at equity	$1,269,873	$682,515

        "Excess Investment" represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and is allocated on a fair value basis primarily to investment property, lease related intangibles, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of investment property, typically no greater than 40 years, the average remaining lease lives and the applicable debt maturity. The amortization is included in the reported amount of income from unconsolidated entities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
STATEMENT OF OPERATIONS
Revenue:
Minimum rent	$371,664	$360,466	$738,019	$710,027
Overage rent	36,143	27,126	84,837	57,354
Tenant reimbursements	170,478	166,726	342,571	332,346
Other income	37,488	40,546	88,435	71,898

Total revenue	615,773	594,864	1,253,862	1,171,625
Operating Expenses:
Property operating	115,615	112,918	233,520	224,266
Depreciation and amortization	126,783	123,032	258,174	245,092
Real estate taxes	45,164	47,103	93,216	92,690
Repairs and maintenance	15,919	15,595	30,807	32,311
Advertising and promotion	12,917	11,559	28,344	25,000
(Recovery of)/Provision for credit losses	(1,102)	1,113	(114)	1,917
Other	38,793	44,158	92,356	73,289

Total operating expenses	354,089	355,478	736,303	694,565

Operating Income	261,684	239,386	517,559	477,060
Interest expense	(155,393)	(153,970)	(315,554)	(305,002)
Loss from unconsolidated entities	(316)	(631)	(631)	(459)

Net Income from Continuing Operations	105,975	84,785	201,374	171,599
Loss from operations of discontinued joint venture interests	(1,173)	(9,559)	(11,623)	(15,661)
Gain on disposal of discontinued operations, net	—	15,506	—	15,506

Net Income	$104,802	$90,732	$189,751	$171,444

Third-Party Investors' Share of Net Income	$56,787	$56,455	$96,800	$106,470

Our Share of Net Income	48,015	34,277	92,951	64,974
Amortization of Excess Investment	(18,749)	(12,703)	(33,333)	(24,780)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	—	(7,753)	—	(7,753)

Income from Unconsolidated Entities	$29,266	$13,821	$59,618	$32,441

6.     Debt

  Unsecured Debt

        At June 30, 2012, our unsecured debt consisted of $12.3 billion of senior unsecured notes, $1.8 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $278.3 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The June 30, 2012 balance on the Credit Facility included $1.1 billion (U.S. dollar equivalent) of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

        On June 30, 2012, we had an aggregate available borrowing capacity of $3.9 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the six months ended

June 30, 2012 was $3.1 billion and the weighted average outstanding balance was $1.6 billion. Letters of credit of $38.9 million were outstanding under the Credit Facility as of June 30, 2012.

        The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

        On June 1, 2012, we entered into a Supplemental Facility with an initial borrowing capacity of $2.0 billion which can be increased at our option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the second quarter of 2012, we rolled $285.0 million (USD equivalent) of yen-denominated borrowings under the Credit Facility to the Supplemental Facility.

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

        During the six months ended June 30, 2012, we redeemed at par $124.9 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88%.

        On November 1, 2011, we entered into a $900.0 million unsecured term loan. We drew $160.0 million on the term loan in the first quarter of 2012. In the second quarter of 2012, we repaid the outstanding balance in full and terminated the term loan.

  Secured Debt

        Total secured indebtedness was $8.0 billion and $6.8 billion at June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, we repaid $427.8 million in mortgage loans with a weighted average interest rate of 3.17%, unencumbering seven properties, and repaid the outstanding balance of a $735.0 million secured term loan in full.

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

  Covenants

        Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2012, we are in compliance with all covenants of our unsecured debt.

        At June 30, 2012, we or our subsidiaries are the borrowers under 90 non-recourse mortgage notes secured by mortgages on 90 properties, including 8 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance individually, or giving effect to applicable cross-default provisions in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

        The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $19.8 billion and $15.9 billion as of June 30, 2012 and December 31, 2011, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Fair value of fixed-rate mortgages and other indebtedness	$22,065	$17,905
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.51%	3.60%

7.     Equity

        During the first six months of 2012, 16 limited partners exchanged 221,109 units for an equal number of shares of Simon Property common stock. These transactions increased Simon Property's ownership interest in us.

        On March 14, 2012, Simon Property issued 9,137,500 shares of its common stock in a public offering at a price of $137.00 per share and contributed the proceeds to us. As a result, we issued 9,137,500 units to Simon Property, and used the proceeds of $1.2 billion from the offering, net of issue costs, to fund a portion of the acquisition cost of our equity stake in Klépierre and the Mills transaction.

        On July 20, 2012, we redeemed 2,000,000 units from a limited partner for $124.00 per unit in cash.

  Stock Based Compensation

        On March 5, 2012 and March 14, 2012, under the Simon Property Group, L.P. 1998 Stock Incentive Plan, or the Plan, the Compensation Committee of Simon Property's Board, or the Compensation Committee, awarded 12,034 restricted shares of Simon Property common stock to employees at a fair market value of $138.41 per share and $141.12 per share, respectively. On June 1, 2012, Simon Property's non-employee Directors were awarded 4,094 shares of restricted stock under the Plan at a fair market value of $143.51 per share as a result of their re-election to our Board. The fair market value of the Simon Property restricted stock awarded on March 5, 2012 and March 14, 2012 is being recognized as expense over the three-year vesting service period. The fair market value of the restricted stock awarded on June 1,

2012 to Simon Property's non-employee Directors is being recognized as expense over the one-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property.

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

        On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, Simon Property's Chairman and CEO, a retention award in the form of 1,000,000 LTIP units. The award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis.

  Changes in Equity

        The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2012	$45,047	$4,604,619	$953,622	$(59,000)	$5,544,288
Limited partner units converted to units		4,018	(4,018)		—
Issuance of units related to Simon Property's public offering of its common stock		1,213,851			1,213,851
Purchase of noncontrolling interest		(63,226)		58,559	(4,667)
Other	(164)	5,625	21,398		26,859
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(155,636)	155,636		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(1,669)	(582,415)	(119,014)	(191)	(703,289)
Comprehensive income, excluding $958 attributable to preferred distributions on temporary equity preferred units and $3,965 attributable to noncontrolling redeemable interests in properties in temporary equity	1,669	873,462	178,428	(2)	1,053,557

June 30, 2012	$44,883	$5,900,298	$1,186,052	$(634)	$7,130,599

8.     Commitments and Contingencies

  Litigation

        We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.

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

  Guarantees of Indebtedness

        Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2012 and December 31, 2011, we had guaranteed joint venture related mortgage or other indebtedness of $101.6 million and $30.2 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

  Concentration of Credit Risk

        Our malls, Premium Outlets, The Mills, and community/lifestyle centers rely heavily upon anchor tenants to attract customers; however anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

9.     Real Estate Acquisitions and Dispositions

        On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

        On May 3, 2012, we sold our investment in two residential apartment buildings located at The Domain in Austin, TX. Our share of the gain from the sale is $12.1 million, which is included in other income in the consolidated statements of operations and comprehensive income.

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

        On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The asset and liability fair value allocation were recorded based on preliminary portfolio fair value estimates at the date of distribution and will be finalized during 2012.

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

        During the six months ended June 30, 2011, we disposed of our interests in two retail properties for a net gain of $7.2 million. Additionally on June 28, 2011, we sold one of our other retail properties for $134.0 million, resulting in a net gain of $6.6 million. These gains are included gain (loss) upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

        We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2012 and 2011.

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

        We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of June 30, 2012, we owned or held an interest in 325 income-producing properties in the United States, which consisted of 161 malls, 60 Premium Outlets, 70 community/lifestyle centers, 13 properties in The Mills portfolio, and 21 other shopping centers or outlet centers in 41 states and Puerto Rico. Internationally, as of June 30, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of June 30, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

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

        We consider FFO, net operating income, or NOI, and comparable property NOI (NOI for properties owned and operating in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures to evaluate the performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

  Results Overview

        Diluted earnings per unit of limited partnership interest, or units, increased $1.56 during the first six months of 2012 to $2.87 from $1.31 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2012 and the impact of our acquisition and expansion activity, and

  •
  a 2012 gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities of $494.8 million, or $1.37 per diluted unit, primarily driven by a gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties where we now have a controlling interest,

  •
  partially offset by increased interest expense as discussed below.

        Core business fundamentals during the first six months of 2012 improved from the economic environment that existed during the first six months of 2011 primarily driven by higher tenant sales, especially within the luxury segment. Our share of portfolio NOI grew by 16.9% and 12.8% for the three and six month periods in 2012 over the prior year periods, respectively. Comparable property NOI also grew 5.1% for the current period and 5.6% for the year to date for our U.S. portfolio of malls and Premium Outlets. Total sales per square foot, or psf, increased 9.9% from June 30, 2011 to $554 psf at June 30, 2012 for our portfolio of U.S. malls and Premium Outlets. Average base minimum rent increased 3.7% to $39.99 psf as of June 30, 2012, from $38.57 psf as of June 30, 2011. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.77 psf ($52.29 openings compared to $47.52 closings) as of June 30, 2012, representing a 10.0% increase over expiring payments as of June 30, 2012. Ending occupancy for the U.S. malls and Premium Outlets was 94.2% as of June 30, 2012, as compared to 93.6% as of June 30, 2011, an increase of 60 basis points.

        Our effective overall borrowing rate at June 30, 2012 decreased 30 basis points to 5.22% as compared to 5.52% at June 30, 2011. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 44 basis points (5.58% at June 30, 2012 as compared to 6.02% at June 30, 2011) and a decrease in the effective overall borrowing rate on variable rate debt of 10 basis points (1.74% at June 30, 2012 as compared to 1.84% at June 30, 2011). At June 30, 2012, the weighted average years to maturity of our consolidated indebtedness was 6.1 years as compared to 5.7 years at December 31, 2011. Our financing activities for the six months ended June 30, 2012, included the repayment of $427.8 million in mortgage loans with a weighted average interest rate of 3.17% unencumbering seven properties, the redemption of $124.9 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88% and the repayment of a $735.0 million secured term loan. In addition, during the 2012 period, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017, $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022 and $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042. At June 30, 2012, we also had net $1.1 billion (U.S. dollar equivalent) of Euro-denominated borrowings on our $4.0 billion unsecured revolving credit facility, or Credit Facility.

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

	June 30, 2012	June 30, 2011(2)	%/basis point Change(1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.4%	94.2%	+20 bps
Unconsolidated	93.4%	91.7%	+170 bps
Total Portfolio	94.2%	93.6%	+60 bps
Average Base Minimum Rent per Square Foot
Consolidated	$37.97	$36.89	2.9%
Unconsolidated	$48.02	$43.44	10.5%
Total Portfolio	$39.99	$38.57	3.7%
Total Sales per Square Foot
Consolidated	$535	$494	8.3%
Unconsolidated	$639	$537	19.0%
Total Portfolio	$554	$504	9.9%
The Mills:
Ending Occupancy	96.9%	95.1%	+180 bps
Average Base Minimum Rent per Square Foot	$22.06	$21.33	3.4%
Total Sales per Square Foot	$497	$460	8.0%
Community/Lifestyle Centers:
Ending Occupancy	93.1%	91.9%	+120 bps
Average Base Minimum Rent per Square Foot	$13.93	$13.50	3.2%

  (1)
  Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

  (2)
  Prior year data has been restated as a result of the acquisition of additional interests in certain properties as discussed in Note 5 to the condensed notes to consolidated financial statements.

        Ending Occupancy Levels and Average Base Minimum Rent per Square Foot.    Ending occupancy is the percentage of gross leasable area, or GLA, which is leased as of the last day of the reporting period. We include all company owned space except for mall anchors and mall majors in the calculation. Base minimum rent per square foot is the average base minimum rent charge in effect for the reporting period for all tenants that would qualify to be included in ending occupancy.

        Total Sales per Square Foot.    Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall and freestanding stores with less than 10,000 square feet) in the malls and all reporting tenants at the Premium Outlets and The Mills. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  Current Leasing Activities

        During the six months ended June 30, 2012, we signed 572 new leases and 1,075 renewal leases (excluding new development, redevelopment, expansion, downsizing and relocation) across our U.S. malls and Premium Outlets portfolio, comprising nearly 5.6 million square feet of which 4.2 million square feet related to consolidated properties. During the comparable period in 2011, we signed 674 new leases and 1,093 renewal leases, comprising approximately 6.0 million square feet of which 4.5 million square feet related to consolidated properties. The average initial base minimum rent for these new leases was $37.78 psf in 2012 and $36.78 psf in 2011 with an average tenant allowance on new leases of $35.51 psf and $28.17 psf, respectively.

  International Property Data

        The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30, 2012	June 30, 2011	%/basis point Change
Ending Occupancy	99.8%	99.3%	+50 bps
Comparable Sales per Square Foot(1)	¥91,128	¥86,292	5.6%
Average Base Minimum Rent per Square Foot	¥ 4,904	¥ 4,847	1.2%

(1)
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

Results of Operations

        In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On June 14, 2012, we opened Merrimack Premium Outlets, a 410,000 square foot outlet center located in Hillsborough County, serving the Greater Boston and Nashua markets.

  •
  On March 29, 2012, Opry Mills re-opened after completion of the restoration of the property following the significant flood damage which occurred in May 2010.

  •
  On March 22, 2012, we acquired additional interests in 26 joint venture properties previously owned by the Mills Limited Partnership, or TMLP, from our joint venture partner. Of these 26 properties acquired in the transaction, or the Mills transaction, nine became consolidated properties at the acquisition date.

  •
  During the first six months of 2012, we disposed of one of our other retail properties.

  •
  During 2011, we disposed of four of our other retail properties and one of our malls.

  •
  On December 31, 2011, as discussed in Note 9 of the condensed notes to consolidated financial statements, a 50% joint venture distributed a portfolio of properties to us and our joint venture partner. We now consolidate those properties we received in the distribution.

  •
  On August 25, 2011, we acquired additional interests in The Plaza at King of Prussia and The Court at King of Prussia, or, collectively, King of Prussia, a 2.4 million square foot mall in the Philadelphia market, which had previously been accounted for under the equity method. We now have a controlling interest in this property and its results are consolidated as of the acquisition date.

  •
  On July 19, 2011, we acquired a 100% ownership interest in ABQ Uptown, a 222,000 square foot lifestyle center located in Albuquerque, New Mexico.

        In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida.

  •
  As discussed above, on March 22, 2012, we acquired additional interests in 26 joint venture properties in the Mills transaction. Of these 26 assets, 16 remain unconsolidated.

  •
  On March 14, 2012, we acquired a 28.7% equity stake in Klépierre. On May 21, 2012 Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

  •
  On January 9, 2012, we sold our entire ownership interest in Gallerie Commerciali Italia, S.p.A., or GCI, a joint venture which owned 45 properties located in Italy to our venture partner, Auchan S.A.

  •
  On January 6, 2012, we acquired an additional 25% interest in Del Amo Fashion Center.

  •
  During 2011, we disposed of one of our malls.

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

        For the purposes of the following comparison between the three and six months ended June 30, 2012 and 2011, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

        Minimum rents increased $96.6 million during the 2012 period, of which the property transactions accounted for $79.4 million of the increase. Comparable rents increased $17.2 million, or 2.7%. The increase in comparable rents was primarily attributable to a $17.1 million increase in base minimum rents. Overage rents increased $9.4 million, or 43.0%, primarily as a result of an increase in tenant sales for the period compared to the prior period at the comparable properties of $6.1 million.

        Tenant reimbursements increased $44.8 million, due to a $38.2 million increase attributable to the property transactions and a $6.6 million, or 2.4%, increase in the comparable properties primarily due to annual increases related to common area maintenance reimbursements.

        Total other income decreased $0.8 million, principally as a result of a decrease in interest income of $13.5 million primarily related to the repayment of loans held for investment and timing of the semi-annual dividends from our investments in CSCG and CAPC, partially offset by a $12.1 million gain on the sale of our investments in two multi-family residential facilities and a $0.6 million increase in net other activity.

        Property operating expense increased $7.0 million primarily related to a $13.9 million increase attributable to the property transactions partially offset by a $6.9 million decrease in comparable property activity due primarily to our continued cost savings efforts.

        Depreciation and amortization expense increased $50.6 million primarily due to the additional depreciable assets related to the property transactions.

        Real estate tax expense increased $13.4 million primarily related to the property transactions.

        Home and regional office expense increased $3.7 million primarily due to normal merit increases and increased long-term performance based incentive compensation costs.

        General and administrative expense increased $5.8 million primarily as a result of increased long-term performance based incentive compensation costs including amortization of the CEO retention award.

        Other expense increased $4.9 million primarily related to a $5.1 million increase attributable to the property transactions, offset partially by a net $0.2 million decrease in comparable property activity.

        Interest expense increased $44.0 million primarily related to a $33.0 million increase related to the property transactions. The remainder of the increase resulted from borrowings on the Euro tranche of the Credit Facility and the issuance of unsecured notes in the fourth quarter of 2011 and the first quarter of 2012 which were partially offset by decreased interest expense related to our payoff of a $735.0 million secured term loan, and our payoff of $542.5 million of unsecured notes in 2011 and $124.8 million of unsecured notes in 2012.

        Income from unconsolidated properties increased $15.3 million as result of the property transactions, primarily our increased ownership in the joint venture properties acquired as part of the Mills transaction, and favorable results of operations from the portfolio of joint venture properties.

        During the quarter ended June 30, 2011, we disposed of our interest in an unconsolidated mall and sold one of our other retail properties for an aggregate gain of $14.3 million.

  Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

        Minimum rents increased $154.4 million during the 2012 period, of which the property transactions accounted for $116.7 million of the increase. Comparable rents increased $37.7 million, or 3.0%, primarily attributable to a $36.8 million increase in base minimum rents. Overage rents increased $20.0 million, or 51.1%, primarily as a result of an increase in tenant sales for the period compared to the prior period at the comparable properties of $15.1 million.

        Tenant reimbursements increased $69.8 million, due to a $58.2 million increase attributable to the property transactions and a $11.6 million, or 2.1%, increase in the comparable properties primarily due to annual increases related to common area maintenance and real estate tax reimbursements.

        Total other income increased $3.2 million, principally as a result of a $12.1 million increase from a gain on the sale of our investments in two multi-family residential facilities, a $6.9 million increase in financing and other fee revenue earned from joint ventures net of eliminations, partially offset by a decrease in interest income of $17.4 million primarily related to a reduction in the aggregate amount of loans held for investment and timing of the semi-annual dividends from our investments in CSCG and CAPC.

        Property operating expense increased $12.2 million primarily related to a $20.2 million increase attributable to the property transactions partially offset by a $8.0 million decrease in comparable property activity due primarily to a mild winter and our continued cost savings efforts.

        Depreciation and amortization expense increased $69.4 million primarily due to the additional depreciable assets related to the property transactions.

        Real estate tax expense increased $18.8 million primarily related to the property transactions.

        In the first six months of 2012, we recorded a provision for credit losses of $6.5 million as compared to a provision of $1.7 million in the prior year period. The lower provision in 2011 reflected strong collections and recoveries of receivables for which we had previously established reserves due to the uncertainty of ultimate payment.

        Home and regional office expense increased $7.5 million primarily due to normal merit increases and increased long-term performance based incentive compensation costs.

        General and administrative expense increased $12.0 million primarily as a result of increased long-term performance based incentive compensation costs including amortization of the CEO retention award.

        Other expenses increased $3.6 million primarily related to a $5.4 million increase attributable to the property transactions, offset partially by a decrease in legal fees and net other activity.

        Interest expense increased $54.0 million primarily related to an increase of $46.6 million related to the property transactions. The remainder of the increase resulted from borrowings on the Euro tranche of the Credit Facility and the issuance of unsecured notes in the fourth quarter of 2011 and the first quarter of 2012 which were partially offset by decreased interest expense related to the repayment or refinancing of mortgages at nine properties, payoff of a $735.0 million secured term loan, and our payoff of $542.5 million of unsecured notes in 2011 and $124.8 million of unsecured notes in 2012.

        Income from unconsolidated properties increased $27.0 million as result of the property transactions, primarily our increased ownership in the joint venture properties acquired as part of the Mills transaction, and favorable results of operations from the portfolio of joint venture properties.

        During the first quarter of 2012, we disposed of our interest in GCI for a gain of $28.8 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value. During the six months ended June 30, 2011, we disposed of our interest in an unconsolidated mall and two of our other retail properties for an aggregate net gain of $13.8 million.

Liquidity and Capital Resources

        Because we generate revenues primarily from long-term leases, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises 9.5% of our total consolidated debt at June 30, 2012, as adjusted to reflect outstanding interest rate swaps. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.3 billion during the six months ended June 30, 2012. In addition, the Credit Facility and our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time.

        Our balance of cash and cash equivalents decreased $160.2 million during the first six months of 2012 to $638.5 million as of June 30, 2012 as further discussed under "Cash Flows" below.

        On June 30, 2012, we had an aggregate available borrowing capacity of $3.9 billion under the Credit Facility and the Supplemental Facility, net of outstanding borrowings of $2.1 billion and letters of credit of $38.9 million. For the six months ended June 30, 2012, the maximum amount outstanding under the Credit Facility and Supplemental Facility was $3.1 billion and the weighted average amount outstanding was $1.6 billion. The weighted average interest rate was 1.28% for the six months ended June 30, 2012.

        We also have historically had access to long term unsecured debt markets and access to private equity from institutional investors at the property level. Simon Property also has historically had access to public equity markets.

        Our business model requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon Property may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility and the Supplemental Facility to address our debt maturities and capital needs through 2012.

  Loan to SPG-FCM

        As discussed in Note 5 to the condensed notes to consolidated financial statements, the loan to SPG-FCM was extinguished in the Mills transaction. During the six month periods ended June 30, 2012 and 2011, we recorded $2.0 million and $4.9 million in interest income (net of inter-entity eliminations), related to this loan, respectively.

Cash Flows

        Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2012 totaled $1.3 billion. In addition, we received net proceeds from our debt financing and repayment activities of $1.5 billion in 2012. These activities are further discussed below under "Financing and Debt." During the first six months of 2012, we also:

  •
  issued 9,137,500 units to Simon Property and received proceeds of $1.2 billion, net of issue costs, in connection with Simon Property's issuance of shares of its common stock in a public offering,

  •
  funded the acquisition of an additional interest in a property, the equity stake in Klépierre, additional interests in 26 joint venture properties in the Mills transaction and a 50% interest in an outlet center for $3.69 billion,

  •
  received proceeds of $375.8 million from the sale of our interest in GCI,

  •
  paid unitholder distributions totaling $701.5 million,

  •
  paid preferred unit distributions totaling $2.6 million,

  •
  funded consolidated capital expenditures of $343.8 million (includes development and other costs of $85.1 million, renovation and expansion costs of $168.4 million, and tenant costs and other operational capital expenditures of $90.3 million), and

  •
  funded investments in unconsolidated entities of $117.1 million.

        In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to partners necessary to maintain Simon Property's REIT qualification on a long-term basis. In addition, we expect to be able to obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our credit facilities,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

        We expect to generate positive cash flow from operations in 2012, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants, many of whom are still recovering from the recent economic downturn. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our credit facilities, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

Financing and Debt

  Unsecured Debt

        At June 30, 2012, our unsecured debt consisted of $12.3 billion of senior unsecured notes, $1.8 billion outstanding under our Credit Facility, and $278.3 million outstanding under our Supplemental Facility. The June 30, 2012 balance on the Credit Facility included $1.1 billion (U.S. dollar equivalent) of Euro-denominated borrowings and the entire balance on the Supplemental Facility consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

        On June 30, 2012, we had an aggregate available borrowing capacity of $3.9 billion under our credit facilities. The maximum outstanding balance of the credit facilities during the six months ended June 30, 2012 was $3.1 billion and the weighted average outstanding balance was $1.6 billion. Letters of credit of $38.9 million were outstanding under the Credit Facility as of June 30, 2012.

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

        On June 1, 2012, we entered into a Supplemental Facility with an initial borrowing capacity of $2.0 billion that can be increased at our option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the second quarter of 2012, we rolled $285.0 million (USD equivalent) of yen-denominated borrowings under the Credit Facility to the Supplemental Facility.

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

        During the six months ended June 30, 2012, we redeemed at par $124.9 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88%.

        On November 1, 2011, we entered into an unsecured term loan with a $900.0 million borrowing capacity. We drew $160.0 million on the term loan in the first quarter of 2012. In the second quarter of 2012, we repaid the outstanding balance in full and terminated the term loan.

  Secured Debt

        Total secured indebtedness was $8.0 billion and $6.8 billion at June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, we repaid $427.8 million in mortgage loans with a weighted average interest rate of 3.17%, unencumbering seven properties, and repaid a $735.0 million secured term loan in full.

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

  Covenants

        Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of June 30, 2012, we are in compliance with all covenants of our unsecured debt.

        At June 30, 2012, we or our subsidiaries are the borrowers under 90 non-recourse mortgage notes secured by mortgages on 90 properties, including 8 separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 38 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At June 30, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance individually, or giving effect to applicable cross-default provisions in the aggregate, could have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

        Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2012 and December 31, 2011, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of June 30, 2012	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2011	Effective Weighted Average Interest Rate
Fixed Rate	$20,330,809	5.58%	$16,407,374	5.83%
Variable Rate	2,135,749	1.74%	2,039,066	1.45%

	$22,466,558	5.22%	$18,446,440	5.35%

        As of June 30, 2012, we had $484.7 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.60% which effectively convert variable rate debt to fixed rate debt.

  Contractual Obligations and Off-Balance Sheet Arrangements

        There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2011 Annual Report on Form 10-K.

        In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2012, for the remainder of 2012 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2012	2013-2014	2015-2017	After 2017	Total
Long-Term Debt(1)	$248,105	$3,396,916	$11,491,174	$7,243,489	$22,379,684
Interest Payments(2)	$572,034	$2,051,043	$2,005,752	$2,306,447	$6,935,276

(1)
Represents principal maturities only and therefore, excludes net premiums of $86,874.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2012.

        Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2012, we had guaranteed $101.6 million of joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such funding is not required contractually or otherwise.

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

        Acquisitions.    On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

        On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 properties, from our joint venture partner. The transaction resulted in 16 of the properties remaining unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. The transaction resulted in a remeasurement of our previously held interest in each of these properties to fair value and the recognition of a corresponding non-cash gain of approximately $488.7 million.

        On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion. On May 21, 2012 Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

        On January 6, 2012, SPG-FCM, which holds our investment in TMLP, distributed its interest in Del Amo Fashion Center to SPG-FCM's joint venture partners. We purchased our venture partner's 25%

interest for $50.0 million, which increased our ownership in the property to 50%. As a part of the transaction, we and our venture partner each contributed $50.0 million to SPG-FCM which was used to pay down TMLP's senior loan and the loan we made to SPG-FCM, as discussed above.

        On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the assets received in excess of the carrying value of our interest in the joint venture portfolio.

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

        On May 3, 2012, we sold our investment in two residential apartment buildings located at The Domain in Austin, TX. Our share of the gain from the sale was $12.1 million, which is included in other income in the consolidated statements of operations and comprehensive income.

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

Development Activity

        New Domestic Development.    On June 14, 2012, we opened Merrimack Premium Outlets, a 410,000 square foot upscale outlet shopping center located on a 170-acre site in Merrimack, New Hampshire, that serves the Greater Boston and Nashua markets. The total cost of this project was approximately $142.7 million, which was funded with available cash from operations.

        In July 2012, we began construction on St. Louis Premium Outlets located in Chesterfield, Missouri. We own a 60% interest in this project, which is a joint venture with Woodmont Outlets. This new center is expected to open in the fall of 2013. Our estimated share of the cost of this project is $49.4 million.

        In March 2012, we began construction on Phoenix Premium Outlets located in Phoenix, Arizona. This new center, which is wholly owned by us, is expected to open in May of 2013. The estimated cost of this project is $70.7 million.

        In August 2011, we began construction on Tanger Outlets — Galveston located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlets Centers, Inc. in which we have a 50% interest. Our estimated share of the cost of this project is $33.2 million.

        Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted our redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at 25 properties in the U.S. and more than 70 anchor and big box tenants are currently scheduled to open in 2012 and 2013. We expect our share of development costs for 2012 related to renovation or expansion initiatives to be approximately $750.0 million compared to $265.0 million in 2011.

        We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital ranges between 8-12% for all of our new development, expansion and renovation projects.

        International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2012 will be approximately $135 million at the applicable exchange rates, primarily funded through reinvested joint venture cash flow and construction loans.

        Rinku Premium Outlets Phase IV, a 103,000 square foot expansion to the Rinku Premium Outlets located in Osaka, Japan, was completed and opened in July 2012. Kobe-Sanda Premium Outlets Phase III, a 78,000 square foot expansion to the Kobe-Sanda Premium Outlets in Osaka, Japan, is under construction and is expected to open in December 2012. The net cost of these projects is expected to be JPY 5.7 billion, of which our share is approximately JPY 2.3 billion, or $28.7 million based on applicable YEN:USD exchange rates.

        In April 2012, construction began on Shisui Premium Outlets, a 234,000 square foot new development in Chiba, Japan, which is due to open in April 2013. The net cost of this project is expected to be JPY 9.2 billion, of which our share is approximately JPY 3.7 billion, or $46 million based on applicable YEN:USD exchange rates.

        In April 2012, construction began on Toronto Premium Outlets, a 358,000 square foot new development in Ontario, Canada, which is expected to open in August 2013. The net cost of this project is expected to be CAD 159.6 million, of which our share is approximately CAD 79.8 million, or $78.5 million based on applicable CAD:USD exchange rates.

        In 2012, construction began on Busan Premium Outlets, a 343,000 square foot new development in Busan, South Korea, which is due to open in September 2013. The net cost of this project is expected to be KRW 167.8 billion, of which our share is approximately KRW 83.9 billion, or $73.3 million based on applicable KRW:USD exchange rates.

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

        On May 21, 2012, we and our partner, Calloway Real Estate Investment Trust, announced plans to develop a second Premium Outlet in Canada, which will be located in Montreal.

Distributions

        We paid a distribution of $1.00 per unit in the second quarter of 2012 and we will pay a distribution of $1.05 per unit in the third quarter. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

Forward-Looking Statements

        Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, competitive market forces, risks related to our international investments and activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of Simon Property's status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in our Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

        Industry practice is to evaluate real estate properties in part based on FFO, NOI and comparable property NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

        We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales of previously depreciated retail operating properties,

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

        We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale of, or any impairment charges related to, previously depreciated operating properties.

        We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate.

        You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

  •
  do not represent cash flow from operations as defined by GAAP,

  •
  should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and

  •
  are not alternatives to cash flows as a measure of liquidity.

        The following schedule reconciles total FFO to consolidated net income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Funds from Operations	$688,769	$582,967	$1,337,422	$1,153,610

Increase in FFO from prior period	18.1%	19.5%	15.9%	41.9%

Consolidated Net Income	$260,936	$250,522	$1,042,765	$470,188
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	308,186	257,770	589,536	520,316
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	124,989	94,376	211,130	187,757
Gain upon acquisition of controlling interests, sale or disposal of of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	—	(14,349)	(494,837)	(13,765)
Net income attributable to noncontrolling interest holders in properties	(1,855)	(1,939)	(3,963)	(4,050)
Noncontrolling interests portion of depreciation and amortization	(2,174)	(2,100)	(4,582)	(4,210)
Preferred unit requirements	(1,313)	(1,313)	(2,627)	(2,626)

Funds from Operations	$688,769	$582,967	$1,337,422	$1,153,610

        The following schedule reconciles net operating income to consolidated net income and sets forth the computations of comparable property NOI.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$260,936	$250,522	$1,042,765	$470,188
Income tax expense of taxable REIT subsidiaries	991	703	1,883	1,846
Interest expense	288,560	244,517	546,636	492,634
Income from unconsolidated entities	(29,132)	(13,821)	(59,484)	(32,441)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	—	(14,349)	(494,837)	(13,765)

Operating Income	521,355	467,572	1,036,963	918,462
Depreciation and amortization	311,863	261,298	596,972	527,608

NOI of consolidated Properties	$833,218	$728,870	$1,633,935	$1,446,070

Reconciliation of NOI of unconsolidated entities:
Net Income	$104,802	$90,732	$189,751	$171,444
Interest expense	155,393	153,970	315,554	305,002
Loss from unconsolidated entities	316	631	631	459
Loss from operations of discontinued joint venture interests	1,173	9,559	11,623	15,661
Gain on disposal of discontinued operations, net	—	(15,506)	—	(15,506)

Operating Income	261,684	239,386	517,559	477,060
Depreciation and amortization	126,783	123,032	258,174	245,092

NOI of unconsolidated entities	$388,467	$362,418	$775,733	$722,152

Total consolidated and unconsolidated NOI from continuing operations	$1,221,685	$1,091,288	$2,409,668	$2,168,222

Adjustments to NOI:
NOI of discontinued unconsolidated properties	(342)	122,069	43,042	243,578

Total NOI of the Simon Property Portfolio	$1,221,343	$1,213,357	$2,452,710	$2,411,800

Change in NOI from prior period	0.7%	7.7%	1.7%	6.1%
Add: Our share of NOI from Klépierre	64,557	—	64,557	—
Less: Joint venture partner's share of NOI	215,908	297,811	463,185	590,631

Simon Property Share of NOI	$1,069,992	$915,546	$2,054,082	$1,821,169

Increase in Simon Property Share of NOI from prior period	16.9%	9.9%	12.8%	8.5%
Total NOI of the Simon Property Portfolio	$1,221,343	$1,213,357	$2,452,710	$2,411,800
NOI from non comparable properties(1)	245,381	284,767	505,665	567,980

Total NOI of comparable properties(2)	$975,962	$928,590	$1,947,045	$1,843,820

Increase in NOI of U.S. malls and Premium Outlets that are Comparable Properties	5.1%		5.6%

(1)
NOI excluded from Comparable Property NOI relates to community/lifestyle centers, The Mills, other properties, international properties, any of our non-retail holdings and results of our corporate and management company operations and NOI of U.S. malls and Premium Outlets not owned and operated in both periods under comparison.

(2)
Comparable properties are U.S. malls and Premium Outlets that were owned in both of the periods under comparison. Excludes lease termination income, interest income, land sale gains and the impact of significant redevelopment activities.

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

        Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings

        We are involved from time-to-time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated.

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

B&D to UPDATE

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1	$2,000,000,000 Credit Agreement dated as of June 1, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Simon Property Group, L.P. on June 4, 2012).
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Senior Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner Date: August 9, 2012