Form 10-K
period 2012-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2013-03-04
CIK 1022344

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant had no publicly-traded voting equity as of June 30, 2012.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2012

Part I

Item 1.    Business

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2012, we owned or held an interest in 317 income-producing properties in the United States, which consisted of 160 malls, 63 Premium Outlets, 68 community/lifestyle centers, 13 Mills and 13 other shopping centers or outlet centers in 38 states and Puerto Rico. We have reinstituted redevelopment and expansion initiatives and have renovation and expansion projects currently underway at 24 properties in the U.S. A total of 56 new anchor and big box tenants opened in 2012 and an additional 30 are scheduled to open in 2013. Internationally, as of December 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of December 31, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            For a description of our operational strategies and developments in our business during 2012, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears in Item 7 to this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time by Simon Property without a vote by our limited partners.

  Investment Policies

            While we emphasize equity real estate investments, we may also provide secured financing to or invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers consistent with Simon Property's qualification as a REIT. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause Simon Property's real estate assets to be less than 75% of its total assets. Simon Property must also derive at least 75% of its gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, Simon Property must also derive at least 95% of its gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

  Financing Policies

            Because Simon Property's REIT qualification requires it to distribute at least 90% of its taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon Property's equity securities and our debt securities. We strive to maintain investment grade ratings on our debt securities at all times, but we cannot assure you that we will be able to do so in the future.

            We may raise additional capital by issuing units of limited partnership interests, or units, or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of these methods. If Simon Property's Board of Directors determines to raise equity capital at the Operating Partnership level, we may, without limited partner approval, issue additional units or other equity interests in us. We may issue units in any manner and on such terms and for such consideration as we deem appropriate. This may include issuing units in exchange for property. We may issue preferred units that could be senior to our units and may be convertible into units. Existing holders of units have no preemptive right to purchase units in any subsequent offerings. Any such offering could dilute a limited partner's investment in us.

            We expect most future borrowings would be made in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties. Any such indebtedness may be secured or unsecured. Any such indebtedness may also have full or limited recourse to the borrower or cross-collateralized with other debt, or may be fully or partially guaranteed by us. Although we may borrow to fund the payment of distributions, we currently have no expectation that we will regularly do so.

            We have an unsecured revolving credit facility, or the Credit Facility. The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. On June 1, 2012, we entered into an additional unsecured revolving credit facility, or the Supplemental Facility, with an initial borrowing capacity of $2.0 billion which can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. We may issue debt securities which may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon Property. We also may sell or securitize our lease receivables.

            We may also finance acquisitions through the following:

  •
  issuance of additional units or preferred units;

  •
  issuance of other securities including unsecured notes and mortgage debt;

  •
  draws on our credit facilities; or

  •
  sale or exchange of ownership interests in properties.

            We may also issue units to transferors of properties or other partnership interests which may permit the transferor to defer gain recognition for tax purposes.

            We do not have a policy limiting the number or amount of mortgages that may be placed on any particular property. Mortgage financing instruments, however, usually limit additional indebtedness on such properties. Additionally, our unsecured credit facilities, unsecured note indentures and other contracts may limit our ability to borrow and contain limits on mortgage indebtedness we may incur.

            Typically, we invest in or form special purpose entities to assist us in obtaining secured permanent financing at attractive terms. Permanent financing may be structured as a mortgage loan on a single property, or on a group of properties, and generally requires us to provide a mortgage lien on the property or properties in favor of an institutional third party, as a joint venture with a third party, or as a securitized financing. For securitized financings, we create special purpose entities to own the properties. These special purpose entities, which are common in the real estate industry, are structured so that they would not be consolidated in a bankruptcy proceeding involving a parent company. We decide upon the structure of the financing based upon the best terms then available to us and whether the proposed financing is consistent with our other business objectives. For accounting purposes, we include the outstanding securitized debt of special purpose entities owning consolidated properties as part of our consolidated indebtedness.

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon Property has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and the Simon Property Board of Directors, as well as written charters for each of the standing Committees of the Board of Directors. In addition, the Board of Directors of Simon Property has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries. At least a majority of the members of the Simon Property Board of Directors must qualify as independent under the listing standards for New York Stock Exchange, or NYSE, companies and cannot be affiliated with the Simon family who are significant stockholders of Simon Property and/or unitholders in us. In addition, the Audit and Compensation Committees of Simon Property's Board of Directors are comprised of independent members in accordance with the independence requirements of the NYSE. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon Property's non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons or the other limited partners. In order to avoid any conflict of interest, the Simon Property charter requires that at least six of the non-affiliated directors of the Board of Directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by Herbert Simon and David Simon contain covenants limiting their ability to participate in certain shopping center activities.

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

Competition

            The retail industry is dynamic and competitive. We compete with numerous merchandise distribution channels including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers including:

  •
  the quality, location and diversity of our properties;

  •
  our management and operational expertise;

  •
  our extensive experience and relationships with retailers and lenders; and

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

            During the past three years, we have:

  •
  issued 7,627,368 units to Simon Property reflecting the exchange of units for common stock upon the exchange of 8,279,993 units;

  •
  issued 347,677 restricted units to Simon Property and 1,470,679 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, or the 1998 Plan;

  •
  issued 427,146 units to Simon Property in exchange for cash contributed by Simon Property resulting from the exercise of stock options under the 1998 Plan, net of 76,969 shares used to fund withholding tax;

  •
  issued 1,798,469 units for the 2010 acquisition of Prime Outlets Acquisition Company, or the Prime acquisition;

  •
  redeemed all outstanding Series I preferred units for units;

  •
  redeemed 2,000,000 units for $124.00 per unit in cash;

  •
  issued 9,137,500 units to Simon Property in exchange for the cash proceeds of public offerings of an equal number of shares of Simon Property common stock;

  •
  issued 278,763 units in exchange for the acquisition of a 100% interest in two outlet properties;

  •
  entered into the Credit Facility in October 2011 which provides an initial borrowing capacity of $4.0 billion and can be increased at our sole option to $5.0 billion during its term;

  •
  entered into the new Supplemental Facility on June 1, 2012, which provides an initial borrowing capacity of $2.0 billion and can be increased at our sole option to $2.5 billion during its term; and

  •
  borrowed a maximum amount of $3.1 billion under the credit facilities; the outstanding amount of borrowings under the credit facilities as of December 31, 2012 was $1.6 billion, of which $1.2 billion was related to U.S. dollar equivalent of Euro-denominated borrowings and $259.2 million was related to U.S. dollar equivalent of Yen-denominated borrowings.

Employees

            At December 31, 2012, we and our affiliates employed approximately 5,500 persons at various properties and offices throughout the United States, of which approximately 2,100 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana and 100 were located at our Premium Outlets offices in Roseland, New Jersey.

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

Item 1A.    Risk Factors

            The following factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. We may update these factors in our future periodic reports.

Risks Relating to Debt and the Financial Markets

  We have a substantial debt burden that could affect our future operations.

            As of December 31, 2012, our consolidated mortgages and other indebtedness, excluding related premium and discount, totaled $23.1 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

            Our properties represent a substantial portion of our total consolidated assets. These investments are relatively illiquid. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic or other conditions may be limited. If we want to sell a property, we cannot assure you that we will be able to dispose of it in the desired time period or that the sales price of a property will exceed the cost of our investment.

  Our international expansion may subject us to different or greater risk from those associated with our domestic operations.

            As of December 31, 2012, we hold interests in joint venture properties that operate in Japan, South Korea, Mexico, and Malaysia. We also have an equity stake in Klépierre, a publicly-traded European real estate company. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the foreign operation is held. We may pursue additional expansion and development opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

  •
  difficulties in managing international operations; and

  •
  obstacles to the repatriation of earnings and cash from certain foreign operations.

            Although our international activities currently are a relatively small portion of our business (international properties represented approximately 6.3% of net operating income, or NOI, for the year ended December 31, 2012), to the extent that we expand our international activities, these risks could increase in significance which in turn could adversely affect our results of operations and financial condition.

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

            Our properties compete with other retail properties and other forms of retailing such as catalogs and e-commerce websites. Competition may come from malls, outlet centers, community/lifestyle centers, and other shopping centers, both existing as well as future development projects, as well as catalogs and e-commerce. The presence of competitive alternatives affects our ability to lease space and the level of rents we can obtain. New construction, renovations and expansions at competing sites could also negatively affect our properties.

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

            As of December 31, 2012, we owned interests in 108 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We account for the other 90 properties under the equity method of accounting, which we refer to as joint venture properties. We serve as general partner or property manager for 74 of these 90 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 12 are in our international joint ventures. The other owners also have other participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

  We guarantee debt or otherwise provide support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property. As of December 31, 2012, we had guaranteed $84.9 million of joint venture related mortgage or other indebtedness. A default by a joint venture under its debt obligations may expose us to liability under a guaranty or letter of credit. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Other Factors Affecting Our Business

  Some of our potential losses may not be covered by insurance.

            We maintain insurance coverage with third party carriers who provide a portion of the coverage for specific layers of potential losses including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third party carriers is either insured through our wholly-owned captive insurance companies or other financial arrangements controlled by us. A third party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier's policy. A similar policy written through our captive insurance entities also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

Risks Relating to Income Taxes

  The failure of our REIT subsidiaries to maintain their qualifications as REITs or the loss of favorable tax treatment in certain of our international operations could have adverse tax consequences to us, our unitholders, and Simon Property.

            We are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently receive favorable tax treatment in various domestic and international jurisdictions through tax rules and regulations or through international treaties. Should we no longer receive such benefits, the amount of taxes we pay may increase.

            In the U.S., Simon Property and certain of our subsidiaries have elected to qualify as REITs. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. We believe our REIT subsidiaries are organized and have been operated in a manner which allows our REIT subsidiaries and Simon Property to qualify for taxation as REITs. We intend to continue to operate in this manner. However, qualification as a REIT depends upon meeting ongoing asset and income tests and other requirements for asset diversification, distribution levels and diversity of ownership under the Internal Revenue Code. If a REIT subsidiary fails to comply with those provisions and if available relief provisions do not apply:

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, community/lifestyle centers, and other properties. These properties contain an aggregate of approximately 239.2 million square feet of gross leasable area, or GLA, of which we own approximately 152.9 million square feet.

            Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 160 malls are generally enclosed centers and range in size from approximately 400,000 to 2.5 million square feet of GLA. Our malls contain in the aggregate more than 17,100 occupied stores, including approximately 680 anchors, which are predominately national retailers.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 63 Premium Outlets range in size from approximately 150,000 to 850,000 square feet of GLA. The Premium Outlets are generally located near major metropolitan areas and/or tourist destinations.

            The Mills generally range in size from 1.0 million to 2.2 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

            Community/lifestyle centers are generally unenclosed and smaller than our malls. Our 68 community/lifestyle centers generally range in size from approximately 100,000 to 950,000 square feet of GLA. Community/lifestyle centers are designed to serve a larger trade area and typically contain anchor stores and other national retail tenants, which occupy a significant portion of the GLA of the center. We also own traditional community shopping centers that focus primarily on value-oriented and convenience goods and services. These centers are usually anchored by a supermarket, discount retailer, or drugstore and are designed to service a neighborhood area. Finally, we own open-air centers adjacent to our malls designed to take advantage of the drawing power of the mall.

            We also have interests in 13 other shopping centers or outlet centers. These properties range in size from approximately 85,000 to 1.1 million square feet of GLA, are considered non-core to our business model, and in total represent less than 1% of our total operating income before depreciation and amortization.

            As of December 31, 2012, approximately 95.3% of the owned GLA in malls and Premium Outlets and the retail space of the other properties was leased, approximately 97.2% of the owned GLA for The Mills was leased and approximately 94.7% of the owned GLA in the community/lifestyle centers was leased.

            We wholly own 221 of our properties, effectively control 18 properties in which we have a joint venture interest, and hold the remaining 78 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 313 properties. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of units, to acquire the joint venture interest from our partner.

            The following property table summarizes certain data for our malls and Premium Outlets, The Mills, and community/lifestyle centers located in the United States, including Puerto Rico, as of December 31, 2012.

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Anderson Mall	SC	Anderson	Fee	100.0%		Built 1972	84.2%	671,748	Belk, JCPenney, Sears, Dillard's, Books-A-Million
2.	Apple Blossom Mall	VA	Winchester	Fee	49.1%	(4)	Acquired 1999	95.9%	419,665	Belk, JCPenney, Sears, Carmike Cinemas(6)
3.	Arsenal Mall	MA	Watertown (Boston)	Fee	100.0%		Acquired 1999	95.5%	439,615	Marshalls, Sports Authority, The Home Depot, Golf Town
4.	Auburn Mall	MA	Auburn	Fee	56.4%	(4)	Acquired 1999	98.1%	587,444	Macy's (2 locations), Sears
5.	Aventura Mall(1)	FL	Miami Beach (Miami)	Fee	33.3%	(4)	Built 1983	99.1%	2,105,858	Bloomingdale's, Macy's, Macy's Men's & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatres
6.	Avenues, The	FL	Jacksonville	Fee	25.0%	(4)(2)	Built 1990	96.4%	1,116,479	Belk, Dillard's, JCPenney, Sears, Forever 21
7.	Bangor Mall	ME	Bangor	Fee	67.1%	(15)	Acquired 2003	98.1%	652,531	Macy's, JCPenney, Sears, Dick's Sporting Goods
8.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	100.0%	1,429,965	Nordstrom, Macy's, Dillard's (2 locations), JCPenney, Sears, AMC Theatre
9.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	98.4%	1,198,681	Macy's, Dillard's (2 locations), JCPenney, Sears, MC Sports
10.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	95.6%	711,548	Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
11.	Bowie Town Center	MD	Bowie (Washington, D.C.)	Fee	100.0%		Built 2001	95.2%	685,686	Macy's, Sears, Barnes & Noble, Best Buy, Safeway,(8)
12.	Boynton Beach Mall	FL	Boynton Beach (Miami)	Fee	100.0%		Built 1985	88.4%	1,101,200	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres, You Fit Health Clubs,(8)
13.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.7%	1,320,799	Nordstrom, Macy's (2 locations), JCPenney, Sears
14.	Briarwood Mall	MI	Ann Arbor	Fee	50.0%	(4)	Acquired 2007	97.2%	971,865	Macy's, JCPenney, Sears, Von Maur
15.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	100.0%	627,934	Dillard's, JCPenney, Sears
16.	Brunswick Square	NJ	East Brunswick (New York)	Fee	100.0%		Built 1973	99.3%	760,361	Macy's, JCPenney, Barnes & Noble, Starplex Luxury Cinema
17.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2048)(7)	100.0%		Acquired 1998	96.5%	1,316,849	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
18.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073)(7)	56.4%	(4)	Acquired 1999	96.1%	721,749	Macy's (2 locations), Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
19.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	99.0%	1,383,194	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
20.	Charlottesville Fashion Square	VA	Charlottesville	Ground Lease (2076)	100.0%		Acquired 1997	95.9%	576,157	Belk (2 locations), JCPenney, Sears
21.	Chautauqua Mall	NY	Lakewood	Fee	100.0%		Built 1971	94.2%	429,305	Sears, JCPenney, Bon Ton, Office Max, Dipson Cinema
22.	Chesapeake Square	VA	Chesapeake (Virginia Beach)	Fee and Ground Lease (2062)	75.0%	(12)	Built 1989	86.1%	759,915	Macy's, JCPenney, Sears, Target, Burlington Coat Factory, Cinemark Theatres
23.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022)(7)	100.0%		Built 1974	99.4%	1,241,535	Macy's, Dillard's (2 locations), JCPenney, Sears, Cinemark Theatres
24.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7%	(4)(2)	Built 1995	95.5%	771,104	Carson's, United Artists Theatre,(8)
25.	Coconut Point	FL	Estero	Fee	50.0%	(4)	Built 2006	93.5%	1,204,910	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target
26.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0%	(4)	Acquired 2005	97.4%	633,771	Macy's, JCPenney, Whole Foods, Target(6)
27.	College Mall	IN	Bloomington	Fee and Ground Lease (2048)(7)	100.0%		Built 1965	85.2%	636,807	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
28.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	99.1%	770,460	Macy's (2 locations), JCPenney, Sears, Barnes & Noble, Regal Cinema

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
29.	Copley Place	MA	Boston	Fee	98.1%		Acquired 2002	97.3%	1,241,804	Neiman Marcus, Barneys New York
30.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	97.9%	943,552	Macy's (2 locations), JCPenney, Sears, Kohl's
31.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.1%	835,986	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less, Dick's Sporting Goods(6)
32.	Cottonwood Mall	NM	Albuquerque	Fee	100.0%		Built 1996	95.7%	1,042,904	Macy's, Dillard's, JCPenney, Sears, Regal Cinema,(11)
33.	Crystal Mall	CT	Waterford	Fee	78.2%	(4)	Acquired 1998	91.7%	783,292	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
34.	Dadeland Mall	FL	Miami	Fee	50.0%	(4)	Acquired 1997	99.7%	1,399,312	Saks Fifth Avenue, Nordstrom, Macy's (2 locations), JCPenney
35.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0%	(4)	Acquired 2007	90.6%	2,344,710	Macy's (2 locations), Macy's Home & Furniture Gallery, JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, Burlington Coat Factory, AMC Theatres, Nordstrom(6)
36.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	97.0%	1,214,495	Neiman Marcus, Macy's, Dick's Sporting Goods, iPic Theaters, Dillard's, Arhaus Furniture(6), Punch Bowl Social(6)
37.	Dover Mall	DE	Dover	Fee and Ground Lease (2021)(7)	68.1%	(4)	Acquired 2007	91.6%	874,987	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas, Dick's Sporting Goods(6)
38.	Edison Mall	FL	Fort Myers	Fee	100.0%		Acquired 1997	95.4%	1,053,530	Dillard's, Macy's (2 locations), JCPenney, Sears, Books-A-Million
39.	Emerald Square	MA	North Attleboro (Providence—RI)	Fee	56.4%	(4)	Acquired 1999	93.3%	1,022,740	Macy's (2 locations), JCPenney, Sears
40.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033)(7)	100.0%		Acquired 1998	94.9%	1,069,723	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee
41.	Falls, The	FL	Miami	Fee	50.0%	(4)	Acquired 2007	100.0%	839,914	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
42.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5%	(4)	Built 1989	99.0%	988,839	Nordstrom, Macy's
43.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067)(7)	100.0%		Acquired 1997	93.0%	677,105	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
44.	Fashion Valley	CA	San Diego	Fee	50.0%	(4)	Acquired 2001	98.9%	1,727,579	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
45.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	94.2%	1,000,108	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us(6)
46.	Florida Mall, The	FL	Orlando	Fee	50.0%	(4)	Built 1986	97.5%	1,771,648	Saks Fifth Avenue, Nordstrom, Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara
47.	Forest Mall	WI	Fond Du Lac	Fee	100.0%		Built 1973	92.4%	500,273	JCPenney, Kohl's, Younkers, Sears, Cinema I & II
48.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.0%	674,920
49.	Great Lakes Mall	OH	Mentor (Cleveland)	Fee	100.0%		Built 1961	91.4%	1,236,998	Dillard's (2 locations), Macy's, JCPenney, Sears, Atlas Cinema Stadium 16, Barnes & Noble
50.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019)(7)	56.4%	(4)	Acquired 1999	94.8%	429,711	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
51.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	99.0%	1,287,976	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
52.	Gulf View Square	FL	Port Richey (Tampa)	Fee	100.0%		Built 1980	88.7%	752,851	Macy's, Dillard's, JCPenney, Sears, Best Buy, T.J. Maxx
53.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2017)(7)	100.0%		Acquired 1998	98.7%	1,228,778	Macy's, Dillard's, JCPenney, Sears, Belk
54.	Houston Galleria	TX	Houston	Fee	50.4%	(4)	Acquired 2002	96.6%	2,237,012	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's (2 locations), Galleria Tennis/Athletic Club
55.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.1%	866,915	Dillard's, Macy's, Sears
56.	Indian River Mall	FL	Vero Beach	Fee	50.0%	(4)	Built 1996	87.7%	736,621	Dillard's, Macy's, JCPenney, Sears, AMC Theatres

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
57.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.2%	1,124,842	Dillard's (2 locations), Macy's, JCPenney, Sears, Bealls
58.	Irving Mall	TX	Irving (Dallas)	Fee	100.0%		Built 1971	93.6%	1,052,817	Macy's, Dillard's, Sears, Burlington Coat Factory, La Vida Fashion and Home Décor, AMC Theatres, Fitness Connection(6)
59.	Jefferson Valley Mall	NY	Yorktown Heights (New York)	Fee	100.0%		Built 1983	90.6%	556,141	Macy's, Sears,(8)
60.	King of Prussia—The Court & The Plaza	PA	King of Prussia (Philadelphia)	Fee	96.1%		Acquired 2003	96.5%	2,448,211	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Sears, Crate & Barrel, Arhaus Furniture, The Container Store(6)
61.	Knoxville Center	TN	Knoxville	Fee	100.0%		Built 1984	75.6%	963,989	JCPenney, Belk, Sears, The Rush Fitness Center, Regal Cinema
62.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040)(7)	100.0%		Built 1976	97.9%	1,221,717	Macy's (2 locations), Dillard's, JCPenney, Sears, Joe Brand
63.	Laguna Hills Mall	CA	Laguna Hills (Los Angeles)	Fee	100.0%		Acquired 1997	73.6%	846,595	Macy's, JCPenney, Sears, Nordstrom Rack, Total Woman Gym & Spa
64.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	97.7%	1,097,509	Dillard's (2 locations), Macy's, JCPenney, Sears, Regal Cinema
65.	Lehigh Valley Mall	PA	Whitehall	Fee	38.0%	(4)(15)	Acquired 2003	100.0%	1,169,239	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies 'R Us
66.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	91.6%	1,558,899	Neiman Marcus, Bloomingdale's, Macy's
67.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1%	(4)	Acquired 1999	91.9%	856,283	Marshalls, Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes,(8)
68.	Lima Mall	OH	Lima	Fee	100.0%		Built 1965	96.7%	741,773	Macy's, JCPenney, Elder-Beerman, Sears, MC Sporting Goods
69.	Lincolnwood Town Center	IL	Lincolnwood (Chicago)	Fee	100.0%		Built 1990	94.1%	421,342	Kohl's, Carson's
70.	Lindale Mall	IA	Cedar Rapids	Fee	100.0%		Acquired 1998	93.9%	689,584	Von Maur, Sears, Younkers
71.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	93.5%	968,626	Macy's, Lord & Taylor, Sears, Barnes & Noble
72.	Longview Mall	TX	Longview	Fee	100.0%		Built 1978	96.5%	638,539	Dillard's, JCPenney, Sears, Bealls
73.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Lease (2038)(9)	94.4%		Acquired 2002	87.3%	468,878	Bloomingdale's (2 locations)
74.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2%	(4)	Acquired 1999	98.6%	1,025,146	JCPenney, Sears, Macy's, Lord & Taylor
75.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0%	(4)	Acquired 2007	96.1%	1,129,203	Macy's (2 locations), JCPenney, Sears
76.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	97.9%	1,822,740	Nordstrom, Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema
77.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4%	(4)	Acquired 1999	97.5%	811,080	Macy's, JCPenney, Sears, Best Buy, A.C. Moore
78.	Maplewood Mall	MN	St. Paul (Minneapolis)	Fee	100.0%		Acquired 2002	94.1%	926,483	Macy's, JCPenney, Sears, Kohl's, Barnes & Noble
79.	Markland Mall	IN	Kokomo	Ground Lease (2041)	100.0%		Built 1968	96.1%	416,664	Sears, Target, MC Sporting Goods, Carson's
80.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	93.1%	789,980	Dillard's, JCPenney, Sears, Regal Cinema
81.	Meadowood Mall	NV	Reno	Fee	50.0%	(4)	Acquired 2007	94.7%	875,026	Macy's (2 locations), Sears, JCPenney,(8)
82.	Melbourne Square	FL	Melbourne	Fee	100.0%		Built 1982	88.0%	703,014	Macy's, Dillard's (2 locations), JCPenney, Dick's Sporting Goods,(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
83.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	98.4%	1,322,704	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre, WOW! Work Out World, Fortunoff Backyard Store
84.	Mesa Mall	CO	Grand Junction	Fee	100.0%		Acquired 1998	85.4%	881,686	Sears, Herberger's, JCPenney, Target, Cabela's, Sports Authority, Jo-Ann Fabrics
85.	Miami International Mall	FL	Miami	Fee	47.8%	(4)	Built 1982	96.3%	1,080,172	Macy's (2 locations), JCPenney, Sears, Kohl's
86.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	97.9%	615,340	Dillard's (2 locations), JCPenney, Sears, Bealls, Ross Dress for Less
87.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	98.0%	784,339	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods(6)
88.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	60.0%	(15)	Acquired 2003	85.3%	986,815	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans(6)
89.	Muncie Mall	IN	Muncie	Fee	100.0%		Built 1970	97.1%	631,809	Macy's, JCPenney, Sears, Carson's
90.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	98.5%	1,670,072	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
91.	Northfield Square	IL	Bourbonnais	Fee	71.7%	(12)	Built 1990	88.3%	530,325	Carson's (2 locations), JCPenney, Sears, Cinemark Movies 10
92.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	96.9%	1,054,743	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
93.	Northlake Mall	GA	Atlanta	Fee	100.0%		Acquired 1998	86.0%	963,404	Macy's, JCPenney, Sears, Kohl's
94.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4%	(4)	Acquired 1999	97.7%	1,591,949	JCPenney, Sears, Nordstrom, Macy's Men's & Furniture, Macys, Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW
95.	Northwoods Mall	IL	Peoria	Fee	100.0%		Acquired 1983	93.8%	693,497	Macy's, JCPenney, Sears
96.	Oak Court Mall	TN	Memphis	Fee	100.0%		Acquired 1997	96.9%	849,645	Dillard's (2 locations), Macy's
97.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	91.3%	891,871	Macy's, Boscov's, JCPenney, Sears
98.	Orange Park Mall	FL	Orange Park (Jacksonville)	Fee	100.0%		Acquired 1994	97.7%	959,529	Dillard's, JCPenney, Sears, Belk, Dick's Sporting Goods, AMC Theatres
99.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	97.4%	1,234,454	Macy's, Carson's, JCPenney, Sears, Dave & Buster's
100.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	64.9%	(15)	Acquired 2003	90.7%	1,331,225	Macy's, JCPenney, Sears, United Artists Theatre,(8)
101.	Paddock Mall	FL	Ocala	Fee	100.0%		Built 1980	98.5%	556,796	Macy's, JCPenney, Sears, Belk
102.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.9%	1,058,006	Macy's, Dillard's (2 locations), JCPenney, AMC Theatres
103.	Pheasant Lane Mall	NH	Nashua	—	0.0%	(14)	Acquired 2002	94.6%	979,910	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
104.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	97.2%	830,811	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center
105.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	95.5%	1,101,563	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW
106.	Port Charlotte Town Center	FL	Port Charlotte	Fee	80.0%	(12)	Built 1989	92.1%	765,042	Dillard's, Macy's, JCPenney, Bealls, Sears, DSW, Regal Cinema
107.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2025)(7)	100.0%		Built 1972	98.8%	782,988	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods(6)
108.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0%	(4)	Acquired 2003	78.2%	1,073,802	Macy's, Lord & Taylor, JCPenney, Sears
109.	Richmond Town Square	OH	Richmond Heights (Cleveland)	Fee	100.0%		Built 1966	93.2%	1,011,971	Macy's, JCPenney, Sears, Regal Cinema
110.	River Oaks Center	IL	Calumet City (Chicago)	Fee	100.0%		Acquired 1997	96.3%	1,211,835	Macy's, Carson's, JCPenney, Sears

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
111.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	95.2%	1,247,750	Macy's, Lord & Taylor, JCPenney, Sears
112.	Rolling Oaks Mall	TX	San Antonio	Fee	100.0%		Built 1988	87.2%	882,350	Dillard's, Macy's, JCPenney, Sears
113.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090)(7)	100.0%		Acquired 1998	98.2%	2,247,428	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, XSport Fitness, Neiman Marcus(6)
114.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.5%	1,240,229	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
115.	Rushmore Mall	SD	Rapid City	Fee	100.0%		Acquired 1998	73.1%	829,585	JCPenney, Herberger's, Sears, Carmike Cinemas, Hobby Lobby, Toys 'R Us
116.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	94.2%	693,988	Macy's, Sears, Forever 21
117.	Seminole Towne Center	FL	Sanford (Orlando)	Fee	45.0%	(4)(2)	Built 1995	80.5%	1,106,121	Macy's, Dillard's, JCPenney, Sears, United Artists Theatre, Dick's Sporting Goods, Burlington Coat Factory
118.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0%	(4)	Built 1979	99.3%	1,152,757	Nordstrom, Macy's Women's, Macy's Men's and Furniture, Forever 21
119.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	93.1%	771,214	Bloomingdale's, Saks Fifth Avenue, Barnes & Noble, Arhaus Furniture
120.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5%	(4)(2)	Built 1999	81.4%	514,205	Barnes & Noble, Gametime, Z Gallerie, LA Fitness, AMC Theatres, Splitsville,(8)
121.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0%	(4)(2)	Acquired 1995	93.8%	1,291,918	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
122.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4%	(4)	Acquired 1999	96.2%	884,758	Macy's, JCPenney, Sears, Regal Cinema
123.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	90.9%	1,114,073	Macy's, Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods, Target(6)
124.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	94.1%	1,591,623	Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW(6)
125.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	81.1%	1,246,073	Macy's, JCPenney, Marshalls, AMC Theatres, Herberger's
126.	Southern Hills Mall	IA	Sioux City	Fee	100.0%		Acquired 1998	87.7%	790,508	Younkers, JCPenney, Sears, Scheel's All Sports, Barnes & Noble, Carmike Cinemas, Hy-Vee
127.	Southern Park Mall	OH	Youngstown	Fee	100.0%		Built 1970	86.0%	1,202,645	Macy's, Dillard's, JCPenney, Sears, Cinemark Theatres
128.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040)(10)	100.0%		Acquired 2002	94.3%	1,621,368	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
129.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	88.5%	1,165,464	JCPenney, Sears, Kohl's, Boston Store, Macy's
130.	Springfield Mall(1)	PA	Springfield (Philadelphia)	Fee	38.0%	(4)(15)	Acquired 2005	86.8%	611,126	Macy's, Target
131.	Square One Mall	MA	Saugus (Boston)	Fee	56.4%	(4)	Acquired 1999	96.7%	928,535	Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, Work Out World,(8)
132.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	97.8%	980,196	Macy's (2 locations), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
133.	St. Johns Town Center	FL	Jacksonville	Fee	50.0%	(4)	Built 2005	99.5%	1,235,057	Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Nordstrom(6)
134.	Stanford Shopping Center	CA	Palo Alto (San Francisco)	Ground Lease (2054)	100.0%		Acquired 2003	98.0%	1,364,117	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (2 locations), Crate and Barrel, The Container Store(6)
135.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9%	(4)	Acquired 2007	94.6%	1,302,341	Macy's (2 locations), Nordstrom, Sears, JCPenney
136.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	96.1%	769,087	Dillard's (2 locations), Macy's
137.	Sunland Park Mall	TX	El Paso	Fee	100.0%		Built 1988	95.1%	921,538	Macy's, Dillard's (2 locations), Sears, Forever 21,(8)
138.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	98.1%	1,325,740	Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
139.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	96.5%	863,501		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
140.	Town Center at Aurora	CO	Aurora (Denver)	Fee	100.0%		Acquired 1998	88.3%	1,082,326		Macy's, Dillard's, JCPenney, Sears, Century Theatres
141.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.1%	1,781,471		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel, The Container Store(6)
142.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	95.0%	1,280,078		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
143.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	96.4%	1,134,368		Dillard's, Von Maur, JCPenney, Sears
144.	Towne West Square	KS	Wichita	Fee	100.0%		Built 1980	92.5%	941,596		Dillard's (2 locations), JCPenney, Sears, Dick's Sporting Goods, The Movie Machine
145.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	92.5%	875,657		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
146.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	96.0%	1,094,957		Macy's, Dillard's, JCPenney, Sears, DSW
147.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	96.8%	922,304		Macy's, JCPenney, Sears, Barnes & Noble
148.	Upper Valley Mall	OH	Springfield	Fee	100.0%		Built 1971	79.6%	739,130		Macy's, JCPenney, Sears, Elder-Beerman, MC Sporting Goods, Chakeres Theatres
149.	Valle Vista Mall	TX	Harlingen	Fee	100.0%		Built 1983	71.7%	650,778		Dillard's, JCPenney, Sears, Big Lots, Forever 21
150.	Virginia Center Commons	VA	Glen Allen	Fee	100.0%		Built 1991	65.7%	774,489		Macy's, JCPenney, Sears, Burlington Coat Factory, American Family Fitness(6)
151.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032)(7)	100.0%		Acquired 1998	89.8%	1,002,676		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's
152.	Washington Square	IN	Indianapolis	Fee	100.0%		Built 1974	77.2%	967,702		Sears, Target, Dick's Sporting Goods, Burlington Coat Factory, AMC Theatres,(11)
153.	West Ridge Mall	KS	Topeka	Fee	100.0%		Built 1988	88.4%	991,799		Dillard's, JCPenney, Sears, Burlington Coat Factory,(8)
154.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0%	(4)	Acquired 1991	100.0%	1,336,412		Belk (2 locations), Dillard's, JCPenney, Sears, Regal Cinema
155.	Westchester, The	NY	White Plains (New York)	Fee	40.0%	(4)	Acquired 1997	98.1%	826,420		Neiman Marcus, Nordstrom
156.	Westminster Mall	CA	Westminster (Los Angeles)	Fee	100.0%		Acquired 1998	85.6%	1,191,526		Macy's, JCPenney, Sears, Target, DSW
157.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	84.3%	941,271		Macy's, Bergner's, Sears, Dick's Sporting Goods, hhgregg, LA Fitness(6)
158.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	96.3%	1,152,140		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
159.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0%	(4)	Acquired 2012	94.9%	2,174,440		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears
160.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.0%	1,090,783		Macy's, Dillard's, JCPenney, Sears

	Total Mall GLA								163,649,659	(16)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%	Acquired 2004	95.9%	429,564	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%	Acquired 2004	99.8%	441,718	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%	Acquired 2004	98.8%	290,520	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%	Acquired 2010	91.6%	678,219	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%	Acquired 2010	90.9%	254,052	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Jones New York, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%	Acquired 2004	99.6%	674,099	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Forever 21, Giorgio Armani, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%	Acquired 2004	100.0%	288,384	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Kenneth Cole, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Theory
8.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%	Acquired 2004	99.5%	439,009	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%	Built 2004	99.4%	437,332	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Polo Ralph Lauren, Salvatore Ferragamo, Sony, Theory
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%	Built 2009	100.0%	398,869	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, J.Crew, Kenneth Cole, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face
11.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%	Acquired 2004	100.0%	276,153	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger
12.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%	Acquired 2004	93.2%	163,693	Adidas, Calvin Klein, Carter's, Coach, Eddie Bauer, Gap Outlet, Gymboree, Levi's, Samsonite, Tommy Hilfiger
13.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%	Acquired 2004	98.6%	501,600	Burberry, Coach, Dior, Elie Tahari, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
14.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	100.0%	377,802	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Coldwater Creek, DKNY, Gap Outlet, J.Crew, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Tommy Hilfiger, White House Black Market
15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%	Acquired 2010	99.6%	476,714	Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Puma, Saks Fifth Avenue Off 5th

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	96.6%	298,071	BCBG Max Azria, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Forever 21, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
17.	Gaffney Premium Outlets	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%	Acquired 2010	94.1%	359,734	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Juicy Couture, Michael Kors, Nautica, Nike, Polo Ralph Lauren
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	98.4%	577,856	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Forever 21, J.Crew, Hugo Boss, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion
19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Acquired 2012	100.0%	417,423	Bloomingdale's The Outlet Store, Coach, Cole Haan, DKNY, Hugo Boss, Kate Spade New York, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Vince Camuto
20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	97.9%	531,721	American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, Under Armour, Vera Bradley
21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	98.4%	299,604	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Jones New York, Nautica, Nike, Polo Ralph Lauren, Talbots, Timberland, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington DC)	Fee	100.0%	Acquired 2010	98.2%	484,968	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Lee Jeans, Nike, Timberland, Tommy Hilfiger, Under Armour
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	541,576	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Juicy Couture, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
24.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	99.1%	285,673	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Lucky Brand, Nautica, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour
25.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	100.0%	434,474	Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Coach, DKNY, Elie Tahari, Guess, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Theory, Tommy Hilfiger, True Religion, Under Armour
26.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	93.6%	276,373	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2014)(7)	100.0%	Acquired 2004	99.3%	264,951	Adidas, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma, Reebok, Tommy Hilfiger
28.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	99.6%	554,966	Aeropostale, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Reebok, Sony, Tommy Bahama, Tommy Hilfiger, True Religion
29.	Las Vegas Premium Outlets—North	NV	Las Vegas	Fee	100.0%	Built 2003	99.8%	538,689	A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion
30.	Las Vegas Premium Outlets—South	NV	Las Vegas	Fee	100.0%	Acquired 2004	99.0%	535,466	Adidas, Aeropostale, Ann Taylor, Banana Republic, Bose, Brooks Brothers, Calvin Klein, Coach, DKNY, Gap Outlet, Kenneth Cole, Levi's, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
31.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	94.2%	226,961	Aeropostale, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite, Tommy Hilfiger, Van Heusen
32.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	99.8%	224,587	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Cole Haan, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
33.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	99.1%	518,003	Ann Taylor, Brooks Brothers, Burberry, Coach, Diesel, DKNY, Elie Tahari, Hugo Boss, Juicy Couture, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Vera Bradley, Williams-Sonoma
34.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	77.5%	164,698	Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Timberland, Tommy Hilfiger, Van Heusen, Zales Outlet
35.	Lighthouse Place Premium Outlets	IN	Michigan City	Fee	100.0%	Acquired 2004	98.7%	454,566	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Coldwater Creek, Columbia Sportswear, DKNY, Gap Outlet, Guess, J.Crew, Movado, Nike, Polo Ralph Lauren, Tommy Hilfiger
36.	Livermore Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021)(10)	100.0%	Acquired 2012	100.0%	511,811	Armani, Barneys New York, Bloomingdale's The Outlet Store, Coach, DKNY, Elie Tahari, Kate Spade New York, J.Crew, Lacoste, Last Call by Neiman Marcus, MaxMara, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Tommy Hilfiger
37.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%	Built 2012	98.4%	409,081	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Factory Store, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour, White House Black Market
38.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	95.2%	179,288	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Nautica, Tommy Hilfiger
39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	95.4%	223,561	Adidas, Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, G.H. Bass & Co., Izod, Nike, Nine West, PacSun, Tommy Hilfiger, Under Armour, Van Heusen, VF Outlet
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	99.0%	540,275	Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Williams-Sonoma
41.	Orlando Premium Outlets—International Dr	FL	Orlando	Fee	100.0%	Acquired 2010	100.0%	773,409	7 For All Mankind, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, Escada, Forever 21, J.Crew, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, The North Face, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, Victoria's Secret
42.	Orlando Premium Outlets—Vineland Ave	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	549,651	Adidas, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Coach, Cole Haan, Diesel, Fendi, Giorgio Armani, Hugo Boss, J.Crew, Lacoste, Marni, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Salvatore Ferragamo, TAG Heuer, Theory, Tod's, Tory Burch, Vera Bradley
43.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	90.9%	392,711	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
44.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	94.8%	195,738	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
45.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	98.9%	549,137	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Vera Bradley
46.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	98.2%	147,416	Aeropostale, Calvin Klein, Carter's, Coach, G.H. Bass & Co., Guess, Jones New York, Levi's, Nike, Nine West, Polo Ralph Lauren, Tommy Hilfiger, Van Heusen
47.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL—Milwaukee)	Fee	100.0%		Acquired 2010	97.4%	402,399	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Cole Haan, Gap Outlet, Hugo Boss, J.Crew, Juicy Couture, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Sony, St. John, Under Armour
48.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	94.8%	344,902	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Nine West, Polo Ralph Lauren, Puma, Tommy Hilfiger
49.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	100.0%	289,305	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia sportswear, Gucci, J.Crew, Juicy Couture, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Talbots
50.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	97.1%	604,105	Adidas, Aeropostale, American Eagle, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, Tommy Hilfiger, True Religion, VF Outlet
51.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	97.7%	488,660	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tommy Hilfiger
52.	San Marcos Premium Outlets	TX	San Marcos (Austin—San Antonio)	Fee	100.0%		Acquired 2010	98.1%	731,134	Banana Republic, Cole Haan, Diane Von Furstenberg, Fendi, Giorgio Armani, Gucci, Hugo Boss, J. Crew, Kate Spade, Lacoste, Last Call by Neiman Marcus, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Bahama, Ugg, Victoria's Secret
53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	100.0%	451,073	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J.Crew, Juicy Couture, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Sony, Tommy Bahama, Tommy Hilfiger
54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0%	(4)	Acquired 2012	93.1%	451,069	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Cole Haan, DKNY, Dooney & Bourke, J.Crew, Kenneth Cole, Michael Kors, Movado, Nautica, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	99.1%	328,570	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
56.	Tanger Outlets—Galveston/Houston(1)	TX	Texas City (Galveston)	Fee	50.0%	(4)	Built 2012	92.7%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Factory Store, J. Crew, Kenneth Cole, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
57.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019)(7)	100.0%		Acquired 2004	99.4%	411,216	American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Coldwater Creek, Guess, J.Crew, Nike, Polo Ralph Lauren, Reebok, Timberland, Tommy Hilfiger, Under Armour

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership	Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
58.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%	Acquired 2004	100.0%	437,220	Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
59.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%	Acquired 2004	100.0%	209,732	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion, Zales Outlet
60.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	99.0%	417,734	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, VF Outlet
61.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%	Acquired 2010	97.2%	521,879	Ann Taylor, Banana Republic, Burberry, Coach, Cole Haan, Dooney & Bourke, Hugo Boss, J.Crew, Juicy Couture, Kenneth Cole, Lacoste, Michael Kors, Nautica, Nike, Polo Ralph Lauren, Talbots, The North Face
62.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	99.4%	847,650	Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Giorgio Armani, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Reed Krakoff, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tom Ford, Tory Burch, Valentino, Versace, Yves St. Laurent
63.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	100.0%	660,096	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Lacoste, Movado, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Sony, Williams-Sonoma, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour

	Total U.S. Premium Outlets GLA							26,539,615

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Community/Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.5%	230,129
2.	Arboretum	TX	Austin	Fee	100.0%		Acquired 1998	96.2%	198,287	Barnes & Noble, Pottery Barn
3.	Arundel Mills Marketplace	MD	Hanover (Baltimore)	Fee	59.3%	(4)	Acquired 2007	100.0%	101,535	Michaels, Staples, PetSmart, hhgregg
4.	Bloomingdale Court	IL	Bloomingdale (Chicago)	Fee	100.0%		Built 1987	98.0%	616,613	Best Buy, T.J. Maxx N More, Office Max, Walmart Supercenter, Dick's Sporting Goods, Jo-Ann Fabrics, Picture Show, Ross Dress for Less, hhgregg
5.	Charles Towne Square	SC	Charleston	Fee	100.0%		Built 1976	100.0%	71,794	Regal Cinema
6.	Chesapeake Center	VA	Chesapeake (Virginia Beach)	Fee	100.0%		Built 1989	96.1%	305,935	Kmart, Petsmart, Michaels, Value City Furniture
7.	Clay Terrace	IN	Carmel (Indianapolis)	Fee	50.0%	(4)	Built 2004	97.8%	576,795	Dick's Sporting Goods, Whole Foods, DSW, Snapperz
8.	Cobblestone Court	NY	Victor	Fee	35.7%	(4)(13)	Built 1993	99.4%	265,470	Dick's Sporting Goods, Kmart, Office Max
9.	Concord Mills Marketplace	NC	Concord (Charlotte)	Fee	100.0%		Acquired 2007	100.0%	230,683	BJ's Wholesale Club, Garden Ridge, REC Warehouse
10.	Countryside Plaza	IL	Countryside (Chicago)	Fee	100.0%		Built 1977	98.3%	403,756	Best Buy, The Home Depot, PetsMart, Jo-Ann Fabrics, Office Depot, Value City Furniture, The Tile Shop
11.	Crystal Court	IL	Crystal Lake (Chicago)	Fee	37.9%	(4)(13)	Built 1989	80.2%	285,398	Big Lots
12.	Dare Centre	NC	Kill Devil Hills	Ground Lease (2058)	100.0%		Acquired 2004	96.1%	168,674	Belk, Food Lion
13.	DeKalb Plaza	PA	King of Prussia (Philadelphia)	Fee	84.0%		Acquired 2003	85.9%	102,032	ACME Grocery,(8)
14.	Denver West Village	CO	Lakewood (Denver)	Fee	37.5%	(4)	Acquired 2007	99.0%	310,709	Barnes & Noble, Bed Bath & Beyond, Office Max, Whole Foods, DSW, Christy Sports, United Artists, Cost Plus World Market(6), Marshalls(6)
15.	Empire East	SD	Sioux Falls	Fee	100.0%		Acquired 1998	100.0%	287,552	Kohl's, Target, Bed Bath & Beyond
16.	Fairfax Court	VA	Fairfax (Washington, D.C.)	Fee	41.3%	(4)(13)	Built 1992	100.0%	249,488	Burlington Coat Factory, Offenbacher's, XSport Fitness
17.	Forest Plaza	IL	Rockford	Fee	100.0%		Built 1985	100.0%	428,044	Kohl's, Marshalls, Michaels, Factory Card Outlet, Office Max, Bed Bath & Beyond, Petco, Babies 'R Us, Toys 'R Us, Big Lots
18.	Gaitway Plaza	FL	Ocala	Fee	32.2%	(4)(13)	Built 1989	99.1%	208,755	Books-A-Million, Office Depot, T.J. Maxx, Ross Dress for Less, Bed Bath & Beyond
19.	Gateway Centers	TX	Austin	Fee	100.0%		Acquired 2004	74.7%	511,706	Best Buy, REI, Whole Foods, Crate & Barrel, The Container Store, Regal Cinema, Nordstrom Rack,(8)
20.	Great Lakes Plaza	OH	Mentor (Cleveland)	Fee	100.0%		Built 1976	100.0%	164,369	Michaels, Best Buy, hhgregg
21.	Greenwood Plus	IN	Greenwood (Indianapolis)	Fee	100.0%		Built 1979	100.0%	155,319	Best Buy, Kohl's
22.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0%	(4)	Built 2008	95.8%	666,379	JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
23.	Henderson Square	PA	King of Prussia (Philadelphia)	Fee	75.9%	(15)	Acquired 2003	96.5%	107,371	Genuardi's Family Market, Avalon Carpet & Tile
24.	Highland Lakes Center	FL	Orlando	Fee	100.0%		Built 1991	80.1%	488,850	Marshalls, American Signature Furniture, Ross Dress for Less, Burlington Coat Factory,(8)
25.	Indian River Commons	FL	Vero Beach	Fee	50.0%	(4)	Built 1997	100.0%	255,942	Lowe's Home Improvement, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michaels
26.	Keystone Shoppes	IN	Indianapolis	Fee	100.0%		Acquired 1997	82.1%	29,140
27.	Lake Plaza	IL	Waukegan (Chicago)	Fee	100.0%		Built 1986	100.0%	215,568	Home Owners Bargain Outlet
28.	Lake View Plaza	IL	Orland Park (Chicago)	Fee	100.0%		Built 1986	92.3%	367,449	Best Buy, Petco, Jo-Ann Fabrics, Golf Galaxy, Value City Furniture, Tuesday Morning, Great Escape,(8)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
29.	Lakeline Plaza	TX	Cedar Park (Austin)	Fee	100.0%		Built 1998	100.0%	387,381	T.J. Maxx, Best Buy, Ross Dress for Less, Office Max, PetsMart, Party City, Hancock Fabrics, Rooms to Go, Rooms to Go Kids, Bed Bath & Beyond,(11)
30.	Lima Center	OH	Lima	Fee	100.0%		Built 1978	95.4%	233,878	Kohl's, Hobby Lobby, T.J. Maxx, Jo-Ann Fabrics
31.	Lincoln Crossing	IL	O'Fallon (St. Louis)	Fee	100.0%		Built 1990	90.5%	243,326	Walmart, PetsMart, The Home Depot
32.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	64.9%	(15)	Acquired 2003	99.2%	267,885	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW,(8)
33.	MacGregor Village	NC	Cary	Fee	100.0%		Acquired 2004	55.7%	144,197
34.	Mall of Georgia Crossing	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	99.1%	440,670	Best Buy, American Signature Furniture, T.J. Maxx 'n More, Nordstrom Rack, Staples, Target
35.	Markland Plaza	IN	Kokomo	Fee	100.0%		Built 1974	91.6%	90,527	Best Buy, Bed Bath & Beyond
36.	Martinsville Plaza	VA	Martinsville	Ground Lease (2046)	100.0%		Built 1967	97.1%	102,105	Rose's, Food Lion
37.	Matteson Plaza	IL	Matteson (Chicago)	Fee	100.0%		Built 1988	98.5%	270,892	Dominick's, Shoppers World
38.	Muncie Towne Plaza	IN	Muncie	Fee	100.0%		Built 1998	100.0%	172,617	Kohl's, Target, Shoe Carnival, T.J. Maxx, MC Sporting Goods, Kerasotes Theatres,(8)
39.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	67.0%	146,048	Ann Taylor, Bass, Coach, Jones New York, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
40.	New Castle Plaza	IN	New Castle	Fee	100.0%		Built 1966	100.0%	91,648	Goody's, Ace Hardware, Aaron's Rents, Dollar Tree
41.	North Ridge Plaza	IL	Joliet (Chicago)	Fee	100.0%		Built 1985	98.0%	305,701	Hobby Lobby, Office Max, Burlington Coat Factory, Ultra Foods Grocery, Marshalls
42.	North Ridge Shopping Center	NC	Raleigh	Fee	100.0%		Acquired 2004	98.1%	169,809	Ace Hardware, Kerr Drugs, Harris-Teeter Grocery
43.	Northwood Plaza	IN	Fort Wayne	Fee	100.0%		Built 1974	87.2%	208,076	Target,(8)
44.	Palms Crossing	TX	McAllen	Fee	100.0%		Built 2007	100.0%	392,293	Bealls, DSW, Barnes & Noble, Babies 'R Us, Sports Authority, Guitar Center, Cavendar's Boot City, Best Buy, Hobby Lobby
45.	Pier Park	FL	Panama City Beach	Fee	65.6%	(4)	Built 2008	98.5%	842,216	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Forever 21
46.	Plaza at Buckland Hills, The	CT	Manchester	Fee	41.3%	(4)(13)	Built 1993	93.3%	329,976	Jo-Ann Fabrics, iParty, Toys 'R Us, Michaels, PetsMart, Big Lots, Eastern Mountain Sports
47.	Regency Plaza	MO	St. Charles (St. Louis)	—	100.0%	(17)	Built 1988	100.0%	287,473
48.	Richardson Square	TX	Richardson (Dallas)	Fee	100.0%		Built 2008	100.0%	517,265	Lowe's Home Improvement, Ross Dress for Less, Sears, Super Target, Anna's Linens
49.	Ridgewood Court	MS	Jackson	Fee	35.7%	(4)(13)	Built 1993	96.0%	369,473	T.J. Maxx, Sam's Wholesale Club, Bed Bath & Beyond, Best Buy, Ross Dress for Less, Marshalls
50.	Rockaway Commons	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	48.3%	149,940	Best Buy,(8)
51.	Rockaway Town Plaza	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	100.0%	459,301	Target, PetsMart, Dick's Sporting Goods, AMC Theatres
52.	Royal Eagle Plaza	FL	Coral Springs (Miami)	Fee	42.0%	(4)(13)	Built 1989	79.7%	202,996	Sports Authority,(8)
53.	Shops at Arbor Walk, The	TX	Austin	Ground Lease (2056)	100.0%		Built 2006	99.4%	458,470	The Home Depot, Marshalls, DSW, Vitamin Cottage Natural Grocer, Spec's Wine, Spirits and Fine Foods, Jo-Ann Fabrics, Sam Moon Trading Co., Casual Male DXL
54.	Shops at North East Mall, The	TX	Hurst (Dallas)	Fee	100.0%		Built 1999	100.0%	365,008	Michaels, PetsMart, T.J. Maxx, Bed Bath & Beyond, Best Buy, Barnes & Noble, DSW
55.	St. Charles Towne Plaza	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1987	76.3%	393,808	K & G Menswear, Shoppers Food Warehouse, Dollar Tree, Value City Furniture, Big Lots, Citi Trends,(8)
56.	Terrace at the Florida Mall	FL	Orlando	Fee	100.0%		Built 1989	77.6%	346,692	Marshalls, American Signature Furniture, Global Import, Target, Bed Bath & Beyond,(8)
57.	Tippecanoe Plaza	IN	Lafayette	Fee	100.0%		Built 1974	100.0%	90,522	Best Buy, Barnes & Noble

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
58.	University Center	IN	Mishawaka	Fee	100.0%		Built 1980	88.1%	150,524		Michaels, Best Buy, Ross Dress for Less(6)
59.	Village Park Plaza	IN	Carmel (Indianapolis)	Fee	35.7%	(4)(13)	Built 1990	100.0%	575,578		Bed Bath & Beyond, Kohl's, Walmart Supercenter, Marsh, Menards, Regal Cinema, Hobby Lobby
60.	Washington Plaza	IN	Indianapolis	Fee	100.0%		Built 1976	96.4%	50,107		Jo-Ann Fabrics
61.	Waterford Lakes Town Center	FL	Orlando	Fee	100.0%		Built 1999	99.0%	949,984		Ross Dress for Less, T.J. Maxx, Bed Bath & Beyond, Barnes & Noble, Best Buy, Jo-Ann Fabrics, Office Max, PetsMart, Target, Ashley Furniture Home Store, L.A. Fitness, Regal Cinema
62.	West Ridge Plaza	KS	Topeka	Fee	100.0%		Built 1988	100.0%	254,480		T.J. Maxx, Toys 'R Us/Babies 'R Us, Target
63.	West Town Corners	FL	Altamonte Springs (Orlando)	Fee	32.2%	(4)(13)	Built 1989	93.9%	385,352		Sports Authority, PetsMart, Winn-Dixie Marketplace, American Signature Furniture, Walmart, Lowe's Home Improvement
64.	Westland Park Plaza	FL	Orange Park (Jacksonville)	Fee	32.2%	(4)(13)	Built 1989	98.8%	163,254		Burlington Coat Factory, LA Fitness, USA Discounters,(8)
65.	White Oaks Plaza	IL	Springfield	Fee	100.0%		Built 1986	97.2%	387,911		T.J. Maxx, Office Max, Kohl's, Toys 'R Us/Babies 'R Us, Country Market
66.	Whitehall Mall	PA	Whitehall	Fee	38.0%	(4)(15)	Acquired 2003	94.9%	605,814		Sears, Kohl's, Bed Bath & Beyond, Gold's Gym, Buy Buy Baby, Raymour & Flanigan Furniture, Michaels
67.	Willow Knolls Court	IL	Peoria	Fee	35.7%	(4)(13)	Built 1990	97.2%	382,375		Burlington Coat Factory, Kohl's, Sam's Wholesale Club, Willow Knolls 14, Office Max
68.	Wolf Ranch	TX	Georgetown (Austin)	Fee	100.0%		Built 2005	99.5%	626,168		Kohl's, Target, Michaels, Best Buy, Office Depot, PetsMart, T.J. Maxx, DSW, Ross Dress for Less

	Total Community/Lifestyle Center GLA								21,015,482	(18)

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA	Retail Anchors and Selected Major Tenants
	Mills Properties
	The Mills®
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	50.0%	(4)	Acquired 2007	98.2%	1,240,153
										Marshalls, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority, Ross Dress for Less, JCPenney Outlet, Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's(6)
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3%	(4)	Acquired 2007	99.9%	1,560,309	Bass Pro Shops, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5%	(4)(2)	Acquired 2007	91.6%	1,097,411	Eddie Bauer Outlet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3%	(4)	Acquired 2007	99.9%	1,333,858	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, NASCAR Speedpark, AMC Theatres, Best Buy, Forever 21
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3%	(4)	Acquired 2007	98.4%	1,777,175	Bed Bath & Beyond, Burlington Coat Factory, The Children's Place, Group USA, JCPenney Outlet, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Dr. Pepper Star Center, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross Dress for Less, H&M
6.	Great Mall	CA	Milpitas (San Jose)	Fee	100.0%		Acquired 2007	97.4%	1,361,236	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	97.5%	1,782,245	Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by Neiman Marcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's(6)
8.	Katy Mills	TX	Katy (Houston)	Fee	62.5%	(4)(2)	Acquired 2007	94.9%	1,559,488	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt
9.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0%	(4)	Acquired 2007	99.7%	1,472,739	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, JCPenney Outlet, Saks Fifth Avenue Off 5th, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus

Simon Property Group, L.P. and Subsidiaries

Property Table

U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease)(3)	Legal Ownership		Year Built or Acquired	Occupancy(5)	Total GLA		Retail Anchors and Selected Major Tenants
10.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	94.0%	1,153,230		Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes
11.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0%	(4)	Acquired 2007	99.4%	757,052		Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack, Sports Authority, H&M, Forever 21
12.	Potomac Mills	VA	Woodbridge (Washington, D.C.)	Fee	100.0%		Acquired 2007	93.0%	1,498,007		Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby(6), Christmas Tree Shops(6)
13.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	98.1%	2,220,162		American Signature Home, Beall's Outlet, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, JCPenney Outlet Store, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Sports Authority, Super Target, T.J. Maxx, VF Factory Outlet, F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21

	Total Mills Properties								18,813,065

	Other Properties
1.	Factory Stores of America — Lebanon	MO	Lebanon	Fee	100.0%		Acquired 2004	XXX	85,948		Dressbarn, Factory Brand Shoes, Van Heusen, VF Outlet
2.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	XXX	207,317		Aeropostale, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
3.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	XXX	278,795		Aeropostale, Ann Taylor, Banana Republic, BCBG Max Azria, Bose, Calvin Klein, Carter's Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger, Van Heusen
4.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	70.5%	204,939		Calvin Klein, Coldwater Creek, Nine West, Reebok, Skechers, Van Heusen, Wilsons Leather
5.	The Shoppes at Branson Meadows	MO	Branson	Fee	100.0%		Acquired 2004	70.7%	284,564		Branson Meadows Cinemas, Dressbarn, VF Outlet
6 - 13.	The Mills Limited Partership (TMLP)						Acquired 2007		8,101,172	(19)

	Total Other GLA								9,162,735

	Total U.S. Properties GLA								239,180,556

FOOTNOTES:

(1)
This property is managed by a third party.

(2)
Our direct and indirect interests in some of the properties held as joint venture interests are subject to preferences on distributions in favor of other partners or us.

(3)
The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right to purchase the lessor's interest under an option, right of first refusal or other provision. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.

(4)
Joint venture properties accounted for under the equity method.

(5)
Malls—Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets, Community/Lifestyle Centers and The Mills—Executed leases for all company-owned GLA (or total center GLA).

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

(15)
Our indirect ownership interest is through an approximately 76% ownership interest in Kravco Simon Investments.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Arsenal Mall—52,847 sq. ft.	Greendale Mall—119,860 sq. ft.
Circle Centre—25,192 sq. ft.	Menlo Park Mall—52,576 sq. ft.
Copley Place—867,301 sq. ft.	Oak Court Mall—126,775 sq. ft.
Del Amo Fashion Center—56,798 sq. ft.	Oxford Valley Mall—110,902 sq. ft.
Domain, The—135,589 sq. ft.	Plaza Carolina—27,343 sq. ft.
Fashion Centre at Pentagon City, The—169,089 sq. ft.	Southdale Center—20,295 sq. ft.
Firewheel Town Center—75,132 sq. ft.
(17)
Our interest in the property was sold effective January 3, 2013.

(18)
Includes office space at Clay Terrace of 75,118 sq. ft.

(19)
TMLP properties include Franklin Mills, The Esplanade, The Galleria at White Plains, Hilltop Mall, Liberty Plaza, Marley Station, Northpark Mall and Sugarloaf Mills.

  United States Lease Expirations

            The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2012. The data presented does not consider the impact of renewal options that may be contained in leases.

Simon Property Group, L.P. and Subsidiaries
U.S. Lease Expirations
Malls and Premium Outlets
As of December 31, 2012

Year	Number of Leases Expiring	Square Feet	Avg. Base Minimum Rent per Square Foot at 12/31/12	Percentage of Gross Annual Rental Revenues(1)
Inline Stores and Freestanding
Month to Month Leases	619	1,701,002	$36.97	1.3%
2013	2,800	8,213,014	$38.48	6.5%
2014	2,702	8,987,080	$37.59	7.2%
2015	2,740	9,037,784	$39.50	7.6%
2016	2,518	8,679,170	$38.77	7.1%
2017	2,515	9,021,336	$41.26	8.0%
2018	1,924	7,649,392	$45.41	7.4%
2019	1,485	5,614,990	$46.50	5.7%
2020	1,196	4,341,991	$48.19	4.5%
2021	1,282	5,195,275	$44.63	5.0%
2022	1,517	5,838,628	$44.30	5.6%
2023 and Thereafter	822	4,612,654	$36.67	3.8%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,523	3,531,265	$14.83	1.2%
Anchor Tenants
2013	7	628,766	$3.35	0.0%
2014	33	3,338,999	$5.33	0.4%
2015	29	3,248,369	$3.11	0.2%
2016	24	2,909,937	$3.15	0.2%
2017	22	2,969,087	$2.60	0.2%
2018	23	2,721,023	$4.84	0.3%
2019	11	1,305,863	$4.58	0.1%
2020	15	1,370,682	$6.68	0.2%
2021	12	1,055,228	$7.36	0.1%
2022	8	913,014	$9.91	0.2%
2023 and Thereafter	39	4,358,089	$7.08	0.7%

(1)
Annual rental revenues represent 2012 consolidated and joint venture combined base rental revenue.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.

  European Investments

            On March 14, 2012, we acquired a 28.7% interest in Klépierre for approximately $2.0 billion. At December 31, 2012 we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $39.67 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            We own a 13.3% interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

  Other International Investments

            We also hold a 40% interest in eight operating real estate joint venture properties in Japan, a 50% interest in two operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, and a 50% interest in one operating joint venture property in Malaysia. The eight Japanese Premium Outlets operate in various cities throughout Japan and comprise over 2.8 million square feet of GLA. These properties were 99.5% leased as of December 31, 2012.

            The following property table summarizes certain data for our properties located in Japan, South Korea, Mexico, and Malaysia at December 31, 2012.

Simon Property Group, L.P. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Gap Outlet, Laundry, McGregor, MK Michel Klein, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Helmut Lang, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2020)	40.0%	2000	419,000	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Beams, Brooks Brothers, Coach, Cynthia Rowley, Diesel, Dunhill, Eddie Bauer, Escada, Etro, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Lanvin Collection, Miu Miu, Nike, Polo Ralph Lauren
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Jill Stuart, Laundry, Levi's, Pleats Please Issey Miyake, Ray-Ban, Tasaki, Taylor Made
7.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	289,500	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, Laundry, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Timberland, Tommy Hilfiger
8.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,600	Adidas, Armani, BCBG Max Azria, Beams, Bose, Brooks Brothers, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Quiksilver, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					2,791,600

Simon Property Group, L.P. and Subsidiaries
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area(1)	Retail Anchors and Major Tenants
	MEXICO
9.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	278,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	Subtotal Mexico					278,000
	SOUTH KOREA
10.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	276,200	Adidas, Giorgio Armani, Bally, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Furla, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
11.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	339,400	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Elie Tahari, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood

	Subtotal South Korea					615,600
	MALAYSIA
12.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	190,400	Adidas, Armani, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Zegna
	Subtotal Malaysia					190,400

	TOTAL INTERNATIONAL ASSETS					3,875,600

FOOTNOTES:

  (1)
  All gross leasable area listed in square feet.

  Land

            We have direct or indirect ownership interests in approximately 425 acres of land held in the United States for future development.

  Sustainability and Energy Efficiency

            We focus on energy efficiency as a core sustainability strategy. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 374 million kWhs since 2003. This represents a 29% reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $36 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 229,000 metric tons of CO2e.

            In 2012, Simon Property was awarded NAREIT's Leader in the Light Award for the eighth consecutive year. We are the only company to have achieved the Leader in the Light distinction every single year since NAREIT launched the program in 2005. Simon Property was also included in the 2012 Carbon Disclosure Leadership Index published by the Carbon Disclosure Project and was the only REIT to earn a place on this index for the second consecutive year.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and other indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2012

(Dollars in thousands)

Property Name	Interest Rate	Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Anderson Mall	4.61%	$20,849		$1,408		12/01/22
Arsenal Mall HCHP	8.20%	560		202		05/05/16
Bangor Mall	6.15%	80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%	125,000		4,938	(2)	09/01/22
Birch Run Premium Outlets	5.95%	105,967	(10)	8,078		04/11/16
Bloomingdale Court	8.15%	25,562		2,495		11/01/15
Brunswick Square	5.65%	78,189		5,957		08/11/14
Calhoun Premium Outlets	5.79%	20,368	(22)	1,519		09/01/16
Carolina Premium Outlets	3.36%	50,423		2,675		12/01/22
Chesapeake Square	5.84%	66,502		5,162		08/01/14
Concord Mills Marketplace	5.76%	12,492		1,013		02/01/14
DeKalb Plaza	5.28%	2,530		284		01/01/15
Domain, The	5.44%	204,405		14,085		08/01/21
Empire Mall	5.79%	176,300		10,215	(2)	06/01/16
Ellenton Premium Outlets	5.51%	104,311	(21)	7,649		01/11/16
Florida Keys Outlet Center	5.51%	10,645	(21)	781		01/11/16
Forest Plaza	7.50%	18,074	(32)	1,685		10/10/19
Gaffney Premium Outlets	5.79%	36,964	(22)	2,757		09/01/16
Great Mall	6.01%	270,000		16,227	(2)	08/28/15	(3)
Greenwood Park Mall	8.00%	77,549	(19)	7,044		08/01/16
Grove City Premium Outlets	5.51%	112,611	(21)	8,258		01/11/16
Gulfport Premium Outlets	5.51%	25,124	(21)	1,842		01/11/16
Gurnee Mills	5.77%	321,000		18,512	(2)	07/01/17
Hagerstown Premium Outlets	5.95%	89,037	(10)	6,787		04/11/16
Henderson Square	4.43%	13,633		937		04/01/16
Huntley Outlet Center	5.51%	29,776	(21)	2,183		01/11/16
Independence Center	5.94%	200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%	142,009		9,746		06/01/21
Jersey Shore Premium Outlets	5.51%	69,882	(21)	5,124		01/11/16
King of Prussia — The Court & The Plaza — 1	7.49%	81,230		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%	5,792		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%	50,000		2,250	(2)	01/01/17
Lake View Plaza	8.00%	15,618		1,409		12/31/14
Lakeline Plaza	7.50%	16,933	(32)	1,578		10/10/19
Las Americas Premium Outlets	5.84%	180,000		10,511	(2)	06/11/16
Lebanon Premium Outlets	5.51%	15,447	(21)	1,133		01/11/16
Lee Premium Outlets	5.79%	50,844	(22)	3,792		09/01/16
Mall of Georgia Crossing	4.28%	24,934		1,481		10/06/22
Mesa Mall	5.79%	87,250		5,055	(2)	06/01/16
Midland Park Mall	4.35%	84,664		5,078		09/06/22
Montgomery Mall	5.17%	82,303		6,307		05/11/34
Muncie Towne Plaza	7.50%	7,039	(32)	656		10/10/19
Naples Outlet Center	5.51%	16,005	(21)	1,174		01/11/16
North Ridge Shopping Center	3.41%	12,500		427	(2)	12/01/22
Northfield Square	6.05%	25,894		2,485		02/11/14
Opry Mills	6.16%	280,000		17,248	(2)	10/10/16	(3)
Opry Mills — 2	5.00%	103,925		5,196	(2)	10/10/16	(3)
Oxford Valley Mall	4.77%	68,870		4,456		12/07/20

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2012

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Palms Crossing	5.49%		37,747	(8)	2,612		08/01/21
Penn Square Mall	7.75%		96,422		8,597		04/01/16
Pismo Beach Premium Outlets	5.84%		33,850	(20)	1,978	(2)	11/06/16
Plaza Carolina — Fixed	7.50%		86,717		7,552		06/01/14
Plaza Carolina — Variable Swapped	7.63	% (11)	93,554		8,498		06/01/14
Pleasant Prairie Premium Outlets	5.51%		60,018	(21)	4,401		01/11/16
Pleasant Prairie Premium Outlets 2	6.01%		36,346		2,758		12/01/16
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Port Charlotte Town Center	5.30%		47,074		3,232		11/01/20
Puerto Rico Premium Outlets	3.75	% (24)	72,152		3,965		05/01/14
Queenstown Premium Outlets	5.84%		66,150	(20)	3,864	(2)	11/06/16
Rushmore Mall	5.79%		94,000		5,446	(2)	06/01/16
Sawgrass Mills	5.82%		820,000		47,724	(2)	07/01/14
San Marcos Premium Outlets	5.51%		142,834	(21)	10,474		01/11/16
Shops at Arbor Walk, The	5.49%		42,662	(8)	2,952		08/01/21
Shops at Riverside, The	2.31	% (1)	130,000		3,001	(2)	06/16/16	(3)
Southdale Center	5.18%		152,834		10,430		04/01/16
Southern Hills Mall	5.79%		101,500		5,881	(2)	06/01/16
Southridge Mall	5.23%		124,000		6,489	(2)	04/01/15
SouthPark	8.00%		191,933	(19)	17,434		08/01/16
Stanford Shopping Center	2.36	% (1)	240,000		5,661	(2)	07/01/13
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17
Sunland Park Mall	8.63	% (13)	29,626		3,773		01/01/26
The Crossings Premium Outlets	3.41%		115,000		3,926	(2)	12/01/22
Town Center at Cobb	4.76%		200,000		9,514	(2)	05/01/22
Towne West Square	5.61%		49,998		3,516		06/01/21
Upper Valley Mall	5.89%		44,060	(28)	1,920		07/01/16	(3)
Valle Vista Mall	5.35%		40,000		2,140	(2)	05/10/17
Walt Whitman Shops	8.00%		118,261	(19)	10,742		08/01/16
Washington Square	5.94%		25,749	(25)	1,072		07/01/16	(3)
West Ridge Mall	5.89%		65,778		4,885		07/01/14
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
White Oaks Plaza	7.50%		14,079	(32)	1,312		10/10/19
Williamsburg Premium Outlets	5.95%		102,862	(10)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		94,036		8,414		04/05/19

Total Consolidated Secured Indebtedness			$8,018,252
Unsecured Indebtedness:
Simon Property Group, LP:
Revolving Credit Facility — USD	1.21	% (15)	$145,000		$1,753	(2)	10/30/16	(3)
Revolving Credit Facility — Euro Currency	1.05	% (15)	1,189,332	(16)	12,513	(2)	10/30/16	(3)
Supplemental Credit Facility — Yen Currency	1.13	% (15)	259,165	(23)	2,931	(2)	06/30/17	(3)
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 9B	5.45%		122,288		6,665	(14)	03/15/13
Unsecured Notes — 10B	4.90%		200,000		9,800	(14)	01/30/14
Unsecured Notes — 11B	5.63%		218,430		12,287	(14)	08/15/14
Unsecured Notes — 12A	5.10%		600,000		30,600	(14)	06/15/15
Unsecured Notes — 13B	5.75%		600,000		34,500	(14)	12/01/15
Unsecured Notes — 14B	6.10%		400,000		24,400	(14)	05/01/16
Unsecured Notes — 15B	5.88%		500,000		29,375	(14)	03/01/17
Unsecured Notes — 16B	5.25%		650,000		34,125	(14)	12/01/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2012

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Unsecured Notes — 19A	5.30%		237,897		12,609	(14)	05/30/13	(34)
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 21A	6.75%		516,052		34,834	(14)	05/15/14
Unsecured Notes — 22A	4.20%		400,000		16,800	(14)	02/01/15
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		700,000		28,875	(14)	12/01/21
Unsecured Notes — 25A	2.15%		600,000		12,900	(14)	09/15/17
Unsecured Notes — 25B	3.38%		600,000		20,250	(14)	03/15/22
Unsecured Notes — 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes — 26A	1.50%		750,000		11,250	(14)	02/01/18
Unsecured Notes — 26B	2.75%		500,000		13,750	(14)	02/01/23

			14,638,164
The Retail Property Trust, subsidiary:
Unsecured Notes — CPI 4	7.18%		75,000		5,385	(14)	09/01/13
Unsecured Notes — CPI 5	7.88%		250,000		19,688	(14)	03/15/16

			325,000
CPG Partners, LP, subsidiary:
Unsecured Notes — CPG 7	6.00%		69,334		4,160	(14)	01/15/13	(30)

			69,334

Total Consolidated Unsecured Indebtedness			$15,032,498

Total Consolidated Indebtedness at Face Amounts			$23,050,750
Net Premium on Indebtedness			105,776
Net Discount on Indebtedness			(43,519)

Total Consolidated Indebtedness			$23,113,007

Our Share of Consolidated Indebtedness			$22,953,985

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.84%		131,747	(26)	14,840		09/25/23
Arizona Mills	5.76%		169,574		12,268		07/01/20
Arundel Mills Marketplace	5.92%		10,739		884		01/01/14
Arundel Mills	6.14%		374,338		28,116		08/01/14
Auburn Mall	6.02%		40,886		3,027		09/01/20
Aventura Mall	5.91%		430,000		25,392	(2)	12/11/17
Avenues, The	5.29%		66,244		5,325		04/01/13
Briarwood Mall	7.50%		114,153	(33)	10,641		11/30/16
Busan Premium Outlets	5.60	% (27)	27,128	(17)	1,518	(2)	02/13/17
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		97,882		7,003		03/06/21
Circle Centre	5.02%		66,432		5,165		04/11/13
Clay Terrace	5.08%		115,000		5,842	(2)	10/01/15
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2012

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Coddingtown Mall	3.11	% (1)	13,050		1,059		07/01/14	(3)
Colorado Mills	3.96	% (18)	130,954		5,184	(2)	06/01/15
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		95,000		4,237	(2)	06/06/22
Dadeland Mall	4.50%		450,000		27,361		12/05/21
Del Amo Fashion Center	1.71	% (1)	307,753		5,259	(2)	01/23/13
Denver West Village	5.04%		28,000		1,410	(2)	07/01/21
Domain Westin	2.16	% (1)	39,701		1,260		10/14/13
Dover Mall	5.57%		92,437		6,455		08/06/21
Emerald Square Mall	4.71%		114,444		7,165		08/11/22
Falls, The	7.50%		110,348	(33)	10,287		11/30/16
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley — 1	4.30%		475,000		20,425	(2)	01/04/21
Fashion Valley — 2	6.00%		5,790		549		05/01/14
Firewheel Residential	5.91%		22,380		1,635		12/01/16	(3)
Firewheel Residential II	2.21	% (1)	103		2		08/23/17	(3)
Florida Mall, The	5.25%		362,701		24,849		09/05/20
Gaitway Plaza	4.60%		13,900		640	(2)	07/01/15
Grapevine Mills	5.90	% (6)	270,000		15,932	(2)	09/22/14	(3)
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets	1.59%		36,869	(26)	15,834		10/25/14
Hamilton Town Center	4.81%		84,000		4,038	(2)	04/01/22
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		9,211		637		11/01/14
Indian River Mall	5.21%		62,413		4,313		11/01/14
Johor Premium Outlets	5.35	% (7)	25,621	(9)	7,287		02/28/19
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets — Fixed	1.70%		2,328	(26)	3,776		01/31/14
Kobe-Sanda Premium Outlets — Variable	0.77	% (12)	59,539	(26)	9,793		01/31/18
Lehigh Valley Mall	5.88%		135,568		9,943		07/05/20
Liberty Tree Mall	5.22%		35,000		1,827	(2)	10/11/13
Mall at Rockingham Park, The	5.61%		260,000		14,586	(2)	03/10/17
Mall at Tuttle Crossing, The	5.05%		108,420		7,774		11/05/13
Mall of New Hampshire, The	6.23%		129,288		9,644		10/05/15
Meadowood Mall	5.82%		123,399		8,818		11/06/21
Miami International Mall	5.35%		88,306		6,533		10/01/13
Northshore Mall	5.03%		191,001		13,566		03/11/34
Ontario Mills	4.25%		345,598		20,661		03/05/22
Outlets at Orange, The	6.25%		215,820		16,258		10/01/14
Paju Premium Outlets	6.01	% (27)	74,636	(17)	4,486	(2)	03/16/16
Plaza at Buckland Hills, The	4.60%		24,800		1,142	(2)	07/01/15
Quaker Bridge Mall — 1	7.03%		15,146		2,407		04/01/16
Quaker Bridge Mall — 2	2.95%		62,000		1,829	(2)	04/01/16
Ridgewood Court	4.60%		14,650		674	(2)	07/01/15
Rinku Premium Outlets — Fixed	1.86%		12,921	(26)	7,445		11/25/14
Rinku Premium Outlets — Variable	0.56	% (12)	23,280	(26)	2,458		07/31/17
Sano Premium Outlets	0.53	% (12)	21,756	(26)	14,967		05/31/18
Seminole Towne Center	5.97%		58,910		4,303		05/06/21
Sendai-Izumi Premium Outlets	0.48	% (12)	26,539	(26)	4,551		10/31/18
Shops at Sunset Place, The	5.62%		75,562		5,892		09/01/20

MORTGAGE AND OTHER DEBT ON PORTFOLIO PROPERTIES

As of December 31, 2012

(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond Mall	4.01%		109,842		6,309		11/01/22
SouthPark Residential	4.80%		22,000		1,056	(2)	05/01/21
Springfield Mall	4.77	% (11)	64,911		3,492		11/30/15
Square One Mall	5.47%		98,839		6,793		01/06/22
Stoneridge Shopping Center	7.50%		221,736	(33)	19,214		11/30/16
St. Johns Town Center	5.06%		163,470		11,025		03/11/15
St. John's Town Center Phase II	5.50	% (11)	77,500		4,266	(2)	05/10/15	(3)
Toki Premium Outlets	1.08	% (12)	11,770	(26)	3,334		04/30/15
Toronto Premium Outlets	2.38	% (4)	31,699	(5)	753	(2)	07/09/15
Tosu Premium Outlets — Fixed	1.54%		1,608	(26)	2,209		08/24/13
Tosu Premium Outlets — Variable	0.52	% (12)	31,080	(26)	4,234		01/31/16
Village Park Plaza	4.60%		29,850		1,374	(2)	07/01/15
West Town Corners	4.60%		18,800		865	(2)	07/01/15
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		362,516		26,980		05/05/20
Whitehall Mall	7.00%		11,008		1,149		11/01/18
Woodfield Mall	4.50%		425,000		19,125	(2)	03/05/24

Total Joint Venture Secured Indebtedness at Face Value			$10,622,194
The Mills Limited Partnership Indebtedness at Face Value			$957,113	(29)

Total Joint Venture and The Mills Limited Partnership Indebtedness at Face Value			$11,579,307
Net Premium on Indebtedness			5,556

Total Joint Venture Indebtedness			$11,584,863

Our Share of Joint Venture Indebtedness			$5,380,359	(31)

(Footnotes for preceding pages)

(1)
Variable rate loans based on 1M LIBOR plus interest rate spreads ranging from 100 bps to 450 bps. 1M LIBOR as of December 31, 2012 was 0.21%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Variable rate loan based on 1M CDOR plus 115 bps. 1M CDOR at December 31, 2012 was 1.23%.

(5)
Amount shown in USD equivalent. CAD Equivalent is 31,600.0 million.

(6)
We have executed a swap agreement that fixes the interest rate on $245 million of this loan at 6.26%.

(7)
Variable rate loans based on KLIBOR plus interest rate spread of 225 bps. KLIBOR as of December 31, 2012 was 3.10%.

(8)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(9)
Amount shown in USD Equivalent. Ringgit equivalent is 79,724.0 million.

(10)
Loans secured by these three properties are cross-collateralized.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on1M Yen LIBOR plus interest rate spreads ranging from 27.5 bps to 187.5 bps. 1M Yen LIBOR as of December 31, 2012 was 0.13%.

(13)
Lender also participates in a percentage of certain gross receipts above a specified base. This threshold was met and additional interest was paid in 2012.

(14)
Requires semi-annual payments of interest only.

(15)
$4.0 Billion Credit Facility and $2.0 Billion Supplemental Credit Facility. As of December 31, 2012, the Credit Facility and Supplemental Credit Facility bear interest at LIBOR + 100 basis points and provide for different pricing based upon our investment grade rating. As of December 31, 2012, $4.4 billion was available after outstanding borrowings and letter of credits.

(16)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Euro 900.0 million.

(17)
Amount shown in USD equivalent. Won Equivalent is 108,260.0 million.

(18)
Variable rate loan based on 1M LIBOR plus an interest rate spread of 375 bps. In addition, 1M LIBOR is capped at 3.75%.

(19)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(20)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(21)
Loans secured by these ten properties are cross-collateralized and cross-defaulted.

(22)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(23)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Yen 22,265.0 million.

(24)
Through an interest rate floor agreement, the LIBOR rate is currently fixed at 1.50%.

(25)
Comprised of a $15.0 million note at 5.94% and a $12.8 million note that is non-interest bearing.

(26)
Amount shown in USD Equivalent. Yen equivalent is 30,879.2 million

(27)
Variable rate loans based on 91 Day Korean CD rate plus interest rate spreads ranging from 200 bps to 312 bps. The 91 Day Korean CD rate as of December 31, 2012 was 2.89%.

(28)
Comprised of a $27.0 million note at 5.89% and a $20.0 million note that is non-interest bearing.

(29)
Consists of 8 properties with interest rates ranging from 4.50% to 7.32% and maturities between 2013 and 2023.

(30)
Unsecured notes were retired at maturity.

(31)
Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $84.9 million of payment guarantees provided by the Operating Partnership.

(32)
Loans secured by these four properties are cross-collateralized and cross-defaulted.

(33)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(34)
We have noticed holders of these notes our intent to prepay at par on March 1, 2013.

The changes in consolidated mortgages and other indebtedness for the years ended December 31, 2012, 2011, 2010 are as follows:

	2012	2011	2010
Balance, Beginning of Year	$18,446,440	$17,473,760	$18,630,302
Additions during period:
New Loan Originations	4,873,844	1,865,794	3,709,910
Loans assumed in acquisitions and consolidation	2,589,130	619,192	1,241,907
Net Premium	70,689	28,483	4,360
Deductions during period:
Loan Retirements	(2,758,515)	(1,471,034)	(6,053,631)
Amortization of Net Premiums	(33,504)	(8,438)	(9,066)
Scheduled Principal Amortization	(75,077)	(61,317)	(50,022)

Balance, Close of Year	$23,113,007	$18,446,440	$17,473,760

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

Item 4.    Mine Safety Disclosures

            Not applicable.

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on our units:

	Declared Distributions
2011
1st Quarter	$0.80
2nd Quarter	0.80
3rd Quarter	0.80
4th Quarter	1.10	(1)
2012
1st Quarter	$0.95
2nd Quarter	1.00
3rd Quarter	1.05
4th Quarter	1.10

(1)
Consists of a regular quarterly dividend of $0.90 per unit and a special common stock dividend of $0.20 per unit.

  Holders

            The number of holders of record of units was 225 as of February 15, 2013.

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

            Distributions during 2012 aggregated $4.10 per unit. Distributions during 2011 aggregated $3.50 per unit, including a special distribution of $0.20 per unit paid in December. On February 1, 2013, Simon Property's Board of Directors declared a quarterly common stock dividend for the first quarter of 2013 of $1.15 per share. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock.

Item 6.    Selected Financial Data

            The following tables set forth selected financial data. The selected financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial

Condition and Results of Operations. Other data we believe is important in understanding trends in our business is also included in the tables.

	As of or for the Year Ended December 31,
	2012	2011	2010(1)	2009	2008
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$4,880,084	$4,306,432	$3,957,630	$3,775,216	$3,783,155
Consolidated net income	1,719,632	1,245,900	753,514	387,262	599,560
Net income attributable to unitholders	$1,705,860	$1,232,089	$733,945	$343,572	$529,726
BASIC EARNINGS PER UNIT:
Net income attributable to unitholders	$4.72	$3.48	$2.10	$1.06	$1.88
Weighted average units outstanding	361,323	354,026	349,976	324,102	282,508
DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$4.72	$3.48	$2.10	$1.05	$1.87
Diluted weighted average units outstanding	361,324	354,095	350,250	325,764	283,059
Distributions per unit (2)	$4.10	$3.50	$2.60	$2.70	$3.60
BALANCE SHEET DATA:
Cash and cash equivalents	$1,184,518	$798,650	$796,718	$3,957,718	$773,544
Total assets	32,586,606	26,216,925	24,857,429	25,948,266	23,422,749
Mortgages and other indebtedness	23,113,007	18,446,440	17,473,760	18,630,302	18,042,532
Total equity	$6,893,089	$5,544,288	$5,633,752	$5,182,962	$3,101,967
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$2,513,072	$2,005,887	$1,755,210	$1,720,520	$1,635,887
Investing activities	(3,580,671)	(994,042)	(1,246,695)	(418,991)	(1,022,275)
Financing activities	1,453,467	(1,009,913)	(3,669,515)	1,882,645	(342,050)
Ratio of Earnings to Fixed Charges (3)	2.50x	2.11x	1.56x	1.45x	1.67x
Funds from Operations (FFO) (4)	$2,884,915	$2,438,765	$1,770,491	$1,812,227	$1,862,851

Notes

(1)
During the year ended December 31, 2010, we recorded a $350.7 million loss on extinguishment of debt associated with two unsecured notes tender offers and we recorded transaction expenses of $69.0 million.

(2)
Represents distributions on units declared per period.

(3)
Ratio calculations for years prior to the year ended December 31, 2012 have been revised to conform to the most recent presentation.

(4)
FFO is a non-GAAP financial measure that we believe provides useful information to investors. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation of FFO to consolidated net income.

 Management's Discussion and Analysis of Financial Condition and Results of Operations

Simon Property Group, L.P. and Subsidiaries

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that are included in this report.

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2012, we owned or held an interest in 317 income-producing properties in the United States, which consisted of 160 malls, 63 Premium Outlets, 68 community/lifestyle centers, 13 Mills, and 13 other shopping centers or outlet centers in 38 states and Puerto Rico. We have reinstituted redevelopment and expansion initiatives and have renovation and expansion projects currently underway at 24 properties in the U.S. A total of 56 new anchor and big box tenants opened in 2012 and an additional 30 are scheduled to open in 2013. Internationally, as of December 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of December 31, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            We generate the majority of our revenues from leases with retail tenants including:

  •
  base minimum rents,

  •
  overage and percentage rents based on tenants' sales volume, and

  •
  recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

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

            We focus on high quality real estate across the retail real estate spectrum. We expand or renovate properties to enhance profitability and market share of existing assets when we believe the investment of our capital meets our risk-reward criteria. We selectively develop new properties in markets we believe are not adequately served by existing retail outlets.

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

            We consider FFO, net operating income, or NOI, and comparable property NOI (NOI for properties owned and operating in both periods under comparison) to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

Results Overview

            Diluted earnings per unit of limited partnership interest, or units, increased $1.24 during 2012 to $4.72 from $3.48 for 2011. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2012 and the impact of our acquisition and expansion activity,

  •
  in 2012, a gain due to the acquisition of a controlling interest, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net of $510.0 million, or $1.41 per diluted unit, primarily driven by a non-cash gain of $488.7 million resulting from the remeasurement of our previously held interest to fair value for those properties in which we now have a controlling interest,

  •
  in 2011, a gain due to acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, net of $216.6 million, or $0.61 per diluted unit, primarily driven by non-cash gains totaling $251.2 million related to the acquisition of a controlling interest in a previously unconsolidated mall and the distribution of a joint venture's properties to us and our venture partner which resulted in a non-cash gain on the distribution,

  •
  partially offset by increased interest expense in 2012 as described below.

            Core business fundamentals improved during 2012 primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 15.4% in 2012 as compared to 2011. Comparable property NOI also grew 4.8% in 2012 for our U.S. portfolio of malls and Premium Outlets. Total sales per square foot, or psf, increased 6.6% from $533 psf at December 31, 2011 to $568 psf at December 31, 2012, for our portfolio of U.S. malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.4% to $40.73 psf as of December 31, 2012, from $39.40 psf as of December 31, 2011. Releasing spreads remained positive in the U.S. malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments—base minimum rent plus common area maintenance) of $5.21 psf ($53.24 openings compared to $48.03 closings) as of December 31, 2012, representing a 10.8% increase over expiring payments as of December 31, 2012. Ending occupancy for the U.S. malls and Premium Outlets was 95.3% as of December 31, 2012, as compared to 94.6% as of December 31, 2011, an increase of 70 basis points.

            Our effective overall borrowing rate at December 31, 2012 decreased 36 basis points to 4.99% as compared to 5.35% at December 31, 2011. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 50 basis points (5.33% at December 31, 2012 as compared to 5.83% at December 31, 2011) combined with a decrease in the effective overall borrowing rate on variable rate debt of five basis points (1.40% at December 31, 2012 as compared to 1.45% at December 31, 2011). At December 31, 2012, the weighted average years to maturity of our consolidated indebtedness was 5.9 years as compared to 5.7 years at December 31, 2011. Our financing activities for the year ended December 31, 2012, included the repayment of $536.2 million in mortgage loans with a weighted average interest rate of 3.95% (thereby unencumbering 19 properties), the redemption of $231.0 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88% and the repayment of a $735.0 million secured term loan. In 2012, we also had $1.2 billion (U.S. dollar equivalent) of Euro-denominated borrowings and $520.0 million in repayments on our $4.0 billion unsecured revolving credit facility, or Credit Facility.

            In addition, during the 2012 period, we issued:

  •
  $600.0 million of senior unsecured notes at a fixed interest rate of 2.15% with a maturity date of September 2017,

  •
  $600.0 million of senior unsecured notes at a fixed interest rate of 3.375% with a maturity date of March 2022,

  •
  $550.0 million of senior unsecured notes at a fixed interest rate of 4.75% with a maturity date of March 2042,

  •
  $750.0 million of senior unsecured notes at a fixed interest rate of 1.50% with a maturity date of February 2018, and

  •
  $500.0 million of senior unsecured notes at a fixed interest rate of 2.75% with a maturity date of February 2023.

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

	2012	%/Basis Points Change(1)	2011	%/Basis Points Change(1)	2010
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.4%	+50 bps	94.9%	-20 bps	95.1%
Unconsolidated	95.1%	+150 bps	93.6%	+120 bps	92.4%
Total Portfolio	95.3%	+70 bps	94.6%	+10 bps	94.5%
Average Base Minimum Rent per Square Foot
Consolidated	$38.53	2.9%	$37.45	3.6%	$36.14
Unconsolidated	$48.71	4.7%	$46.54	7.1%	$43.44
Total Portfolio	$40.73	3.4%	$39.40	4.3%	$37.77
Total Sales per Square Foot
Consolidated	$549	6.0%	$518	9.1%	$475
Unconsolidated	$651	8.5%	$600	14.5%	$524
Total Portfolio	$568	6.6%	$533	10.1%	$484
The Mills®:
Ending Occupancy	97.2%	+20 bps	97.0%	+330 bps	93.7%
Average Base Minimum Rent per Square Foot	$22.58	4.2%	$21.67	9.1%	$19.86
Total Sales per Square Foot	$510	5.4%	$484	18.6%	$408
Community/Lifestyle Centers:
Ending Occupancy	94.7%	+120 bps	93.5%	+190 bps	91.6%
Average Base Minimum Rent per Square Foot	$14.04	2.4%	$13.71	2.5%	$13.38

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

  Current Leasing Activities

            During 2012, we signed 1,217 new leases and 2,074 renewal leases with a fixed minimum rent (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) across our U.S. malls and Premium Outlets portfolio, comprising over 11.3 million square feet of which 8.4 million square feet related to consolidated properties. During 2011, we signed 1,165 new leases and 1,714 renewal leases, comprising approximately 8.8 million square feet of which 6.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $40.46 psf in 2012 and $40.65 psf in 2011 with an average tenant allowance on new leases of $36.45 psf and $33.31 psf, respectively.

International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31, 2012	%/basis point Change	December 31, 2011	%/basis point Change	December 31, 2010
Occupancy	99.5%	-50 bps	100%	+20 bps	99.8%
Comparable Sales per Square Foot(1)	¥91,141	6.61%	¥85,488	-4.1%	¥89,139
Average Base Minimum Rent per Square Foot	¥4,923	1.84%	¥4,834	1.4%	¥4,766

(1)
Does not include Sendai-Izumi Premium Outlets in Japan as the property was closed for repair due to damages from the earthquake in Japan in March 2011. The center re-opened on June 17, 2011.

Critical Accounting Policies

            The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we reevaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. For a summary of our significant accounting policies, see Note 3 of the Notes to Consolidated Financial Statements.

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

  •
  We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, a decline in a property's cash flows, occupancy or comparable sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments below carrying value is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

  •
  To maintain Simon Property's qualification as a REIT under the Internal Revenue Code, Simon Property is required to distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. Simon Property monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon Property fails to maintain its REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon Property lost its REIT status, it could not elect to be taxed as a REIT for four years unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded during those periods. This could adversely impact our ability to sell our debt securities and Simon Property's ability to sell its securities in the capital markets. We make distributions to our unitholders, including Simon Property, so that Simon Property can meet REIT qualification requirements.

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

Results of Operations

            In addition to the activity discussed above in "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results in the comparative periods:

  •
  During 2012, we disposed of one mall, two community centers and six of our non-core retail properties.

  •
  On December 4, 2012, we acquired the remaining 50% noncontrolling interest in two previously consolidated outlet properties located in Livermore, California, and Grand Prairie, Texas, which opened on November 8, 2012 and August 16, 2012, respectively.

  •
  On June 14, 2012, we opened Merrimack Premium Outlets, a 410,000 square foot outlet center located in Hillsborough County, serving the Greater Boston and Nashua markets.

  •
  On March 29, 2012, Opry Mills re-opened after completion of the restoration of the property following the significant flood damage which occurred in May 2010.

  •
  On March 22, 2012, we acquired additional interests in 26 joint venture properties previously owned by the Mills Limited Partnership, or TMLP, or the Mills transaction. Nine of these properties became consolidated properties at the acquisition date.

  •
  During 2011, we disposed of four of our non-core retail properties and one of our malls.

  •
  On December 31, 2011, a 50% joint venture distributed a portfolio of properties to us and our joint venture partner. We now consolidate those properties we received in the distribution.

  •
  On August 25, 2011, we acquired additional interests in The Plaza at King of Prussia and The Court at King of Prussia, or, collectively, King of Prussia, a 2.4 million square foot mall in the Philadelphia market, which had previously been accounted for under the equity method. We now have a controlling interest in this property and its results are consolidated as of the acquisition date.

  •
  On July 19, 2011, we acquired a 100% ownership interest in a 222,000 square foot lifestyle center located in Albuquerque, New Mexico.

  •
  During 2010, we disposed of one mall, one community center, and one non-core retail property and acquired a controlling interest in a mall.

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

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  During 2012, we disposed of our interests in three non-core retail properties and one mall.

  •
  On December 31, 2012, we contributed The Shops at Mission Viejo, a wholly-owned property, to a newly formed joint venture in exchange for an interest in Woodfield Mall, a property contributed to the same joint venture by our joint venture partner.

  •
  On October 19, 2012, we opened Tanger Outlets in Texas City, a 350,000 square foot upscale outlet center located in Texas City, Texas. This new center is a joint venture with Tanger Factory Outlet Centers, Inc. in which we have a 50% noncontrolling interest.

  •
  On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida.

  •
  As discussed above, on March 22, 2012, we acquired additional interests in 26 joint venture properties in the Mills transaction. Of these 26 properties, 16 remain unconsolidated.

  •
  On March 14, 2012, we acquired a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

  •
  On January 9, 2012, we sold our entire ownership interest in Gallerie Commerciali Italia, S.p.A, or GCI, a joint venture which at the time owned 45 properties located in Italy to our venture partner, Auchan S.A.

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

  •
  During 2010, we disposed of one of our non-core retail properties.

  •
  On July 15, 2010, we and our partner sold our collective interests in a joint venture which owned seven shopping centers located in France and Poland.

  •
  On May 28, 2010, we acquired an additional noncontrolling interest of approximately 19% in Houston Galleria, located in Houston, Texas, thereby increasing our interest from 31.5% to 50.4%.

            For the purposes of the following comparisons between the years ended December 31, 2012 and 2011and the years ended December 31, 2011 and 2010, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties open and operating throughout both years in the year-to-year comparisons.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

            Minimum rents increased $351.1 million during 2012, of which the property transactions accounted for $280.4 million of the increase. Comparable rents increased $70.7 million, or 2.7%, primarily attributable to a $76.0 million increase in base minimum rents. Overage rents increased $54.9 million, or 39.0%, as a result of the property transactions and an increase in tenant sales in 2012 compared to 2011 at the comparable properties of $31.3 million.

            Tenant reimbursements increased $163.0 million, due to a $141.8 million increase attributable to the property transactions and a $21.2 million, or 1.9%, increase in the comparable properties primarily due to annual increases related to common area maintenance and real estate tax reimbursements, offset partially by a decrease in utility recoveries due to lower electricity costs.

            Total other income increased $4.2 million, principally as a result of the following:

  •
  a $12.4 million increase from a gain on the sale of our investments in two multi-family residential facilities,

  •
  an $11.7 million increase in land sale activity, and

  •
  a $9.7 million increase in financing and other fee revenue earned from joint ventures net of eliminations,

  •
  partially offset by a decrease in interest income of $24.8 million related to the repayment of related party loans and loans held for investment, and

  •
  $4.8 million of net other activity.

            Property operating expense increased $33.2 million primarily related to a $49.1 million increase attributable to the property transactions partially offset by a $15.9 million decrease in comparable property activity due primarily to our continued cost savings efforts.

            Depreciation and amortization expense increased $191.6 million primarily due to the additional depreciable assets related to the property transactions.

            Real estate tax expense increased $49.5 million primarily due to a $44.3 million increase related to the property transactions.

            During 2012, we recorded a provision for credit losses of $12.8 million whereas in the prior year the provision was $6.5 million. Both amounts reflect the overall strong economic health of our tenants.

            General and administrative expense increased $10.8 million primarily as a result of increased long-term performance based incentive compensation costs including amortization of the CEO retention award which commenced mid-year 2011.

            Marketable and non-marketable securities charges and realized gains, net, of $6.4 million in 2012 was the result of the sale of all of our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC, for a gain of $82.7 million, partially offset by other-than-temporary non-cash impairment charges related to certain non-marketable investments in securities of $76.3 million.

            Interest expense increased $143.5 million primarily due to an increase of $113.3 million related to the property transactions. The remainder of the increase resulted from borrowings on the Euro tranche of the Credit Facility, and the issuance of unsecured notes in the first and fourth quarters of 2012 and the fourth quarter of 2011. These increases were partially offset by a lower effective overall borrowing rate, decreased interest expense related to the repayment of $536.2 million of mortgages at 19 properties, the payoff of a $735.0 million secured term loan, and our payoff of $542.5 million of unsecured notes in 2011 and $231.0 million of unsecured notes in 2012.

            Income and other taxes increased $4.3 million due to income-based and withholding taxes on dividends from certain of our international investments.

            Income from unconsolidated properties increased $50.7 million as result of the property transactions, primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction, and favorable results of operations from the portfolio of joint venture properties.

            During 2012, we disposed of our interest in GCI, four unconsolidated properties, and eight consolidated retail properties for a net gain of $43.7 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, or SPG-FCM, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value. During 2011, we disposed of our interest in an unconsolidated mall, one consolidated mall, and four non-core retail properties, and acquired a controlling interest in a mall previously accounted for under the equity method. In addition, on December 31, 2011, a joint venture in which we had a 50% interest was dissolved and, as a result, distributed a portfolio of properties to us and our joint venture partner. We now consolidate the six properties we received in the distribution and recorded a non-cash gain representing the fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. These transactions resulted in an aggregate net gain in 2011 of $216.6 million.

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

            Total other income decreased $16.9 million, principally as a result of the following:

  •
  a decrease in lease settlement income of $38.1 million due to a higher number of terminated leases in 2010,

  •
  partially offset by an increase in interest income of $8.7 million primarily related to loans held for investment,

  •
  a $2.0 million increase in land sale activity, and

  •
  a $10.5 million increase in net other activity.

            Depreciation and amortization expense increased $83.1 million primarily due to additional depreciable assets acquired in the King of Prussia and Prime acquisitions.

            Real estate tax expense increased $23.8 million primarily due to an $18.1 million increase related to the property transactions. Repairs and maintenance expense increased $11.1 million of which the property transactions accounted for $6.9 million. Repairs and maintenance expense at the comparable properties increased $4.2 million primarily due to increased general repairs at the properties.

            During 2011, we recorded a provision for credit losses of $6.5 million whereas in the prior year the provision was $3.1 million. Our bad debt provision in both 2011 and 2010 was lower than our historical experience.

            Home and regional office expense increased $19.3 million primarily due to increased long-term incentive compensation and marginally higher personnel costs.

            General and administrative expense increased $25.1 million primarily as a result of increased performance compensation costs.

            Other expenses increased $23.6 million of which the property transactions accounted for $10.2 million and the comparable properties and corporate costs accounted for $13.4 million primarily related to an increase in legal and professional fees and unfavorable changes in foreign currency exchange rates.

            Interest expense decreased $43.6 million primarily related to the repayment of five unsecured notes in 2011, repayment of mortgages at six properties and purchases of senior unsecured notes in the January 2010 and August 2010 tender offers, offset by increased borrowings under our Credit Facility, new or refinanced debt at several properties, including debt associated with the Prime acquisition, and new unsecured debt and the issuance of two series of unsecured notes in 2011.

            During 2011, we disposed of our interest in an unconsolidated mall, one consolidated mall, and four non-core retail properties, and acquired a controlling interest in a mall previously accounted for under the equity method. In addition, on December 31, 2011, a joint venture in which we had a 50% interest was dissolved and, as a result, distributed a portfolio of properties to us and our joint venture partner. We now consolidate the six properties we received in the distribution and recorded a non-cash gain representing the fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. These transactions resulted in an aggregate net gain in 2011 of $216.6 million. During 2010, we recorded a gain of $321.0 million primarily due to our share of the gain on the sale of our interest in Simon Ivanhoe S.á.r.l., the gain on the acquisition of a controlling interest in a mall previously accounted for under the equity method and the gain on the sale of Porta di Roma by GCI.

            Preferred unit distributions decreased $3.7 million as a result of the conversion and redemption of the remaining 6% Series I Convertible Perpetual Preferred Units in the second quarter of 2010.

Liquidity and Capital Resources

            Because we own primarily long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises only 8.8% of our total consolidated debt at December 31, 2012. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from leases that generate positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.7 billion during 2012. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents increased $385.9 million during 2012 to $1.2 billion as of December 31, 2012 as further discussed in "Cash Flows" below.

            On December 31, 2012, we had an aggregate available borrowing capacity of $4.4 billion under the Credit Facility and the Supplemental Facility, net of outstanding borrowings of $1.6 billion and letters of credit of $45.2 million. For the year ended December 31, 2012, the maximum amount outstanding under the Credit Facility and Supplemental Facility was $3.1 billion and the weighted average amount outstanding was approximately $1.9 billion. The weighted average interest rate was 1.19% for the year ended December 31, 2012.

            We also have historically had access to long term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level. Simon Property also has historically had access to public equity markets.

            Our business model requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility and the Supplemental Facility to address our debt maturities and capital needs through 2013.

  Loan to SPG-FCM

            As discussed in Note 7 to the notes to the consolidated financial statements, the loan to SPG-FCM was extinguished in the Mills transaction. During 2012, 2011 and 2010, we recorded approximately $2.0 million, $9.8 million and $9.9 million in interest income (net of inter-entity eliminations) related to this loan, respectively.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $2.7 billion during 2012. In addition, we received net proceeds from our debt financing and repayment activities in 2012 of $2.2 billion. These activities are further discussed below in "Financing and Debt". During 2012, we also:

  •
  issued 9,137,500 units to Simon Property and received proceeds of $1.2 billion, net of issue costs, in connection with Simon Property's issuance of shares of its common stock,

  •
  redeemed 2,000,000 units for $248.0 million,

  •
  funded the acquisition of an additional interest in a property, the equity stake in Klépierre, additional interests in 26 joint venture properties in the Mills transaction, land previously leased under a ground lease at one of our malls and a 50% interest in an outlet center for $3.7 billion,

  •
  received proceeds of $375.8 million from the sale of our interest in GCI,

  •
  received repayments of loans held for investment and loans from related parties of $256.5 million,

  •
  paid unitholder distributions totaling $1.5 billion,

  •
  paid preferred unit distributions totaling $5.3 million,

  •
  funded consolidated capital expenditures of $802.4 million (includes development and other costs of $217.3 million, renovation and expansion costs of $354.3 million, and tenant costs and other operational capital expenditures of $230.8 million),

  •
  funded investments in marketable securities held to defease mortgage debt and other investments in non-marketable securities of $184.8 million,

  •
  funded the cash portion of the purchase of the remaining noncontrolling interest in two consolidated outlet properties for $229.6 million,

  •
  received proceeds from the sale of our investments in CSCG and CAPC, and the redemption of marketable securities to defease mortgage debt of $415.8 million, and

  •
  funded investments in unconsolidated entities of $201.3 million.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to partners necessary to maintain Simon Property's REIT qualification on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building renovations and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our credit facilities,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

            We expect to generate positive cash flow from operations in 2013, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our credit facilities, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

  Financing and Debt

  Unsecured Debt

            At December 31, 2012, our unsecured debt consisted of $13.4 billion of senior unsecured notes, $1.3 billion outstanding under our Credit Facility and $259.2 million outstanding under our Supplemental Facility. The December 31, 2012 balance on the Credit Facility included $1.2 billion (U.S. dollar equivalent) of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of a portion of our international investments.

            On December 31, 2012, we had an aggregate available borrowing capacity of $4.4 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the year ended December 31, 2012 was $3.1 billion and the weighted average outstanding balance was $1.9 billion. Letters of credit of $45.2 million were outstanding under the Credit Facility as of December 31, 2012.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            On June 1, 2012, we entered into the Supplemental Facility with an initial borrowing capacity of $2.0 billion which can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the second quarter of 2012, we moved $285.0 million (U.S. dollar equivalent) of Yen-denominated borrowings from the Credit Facility to the Supplemental Facility.

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

            On December 17, 2012, we issued $750.0 million of senior unsecured notes at a fixed interest rate of 1.50% with a maturity date of February 2018 and $500.0 million of senior unsecured notes at a fixed interest rate of 2.75% with a maturity date of February 2023. Proceeds from the unsecured notes offerings were used to pay down borrowings on the Credit Facility and fund general working capital requirements.

            During 2012, we redeemed at par $231.0 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88%.

            On November 1, 2011, we entered into a $900.0 million unsecured term loan. We drew $160.0 million on the term loan in the first quarter of 2012. In the second quarter of 2012, we repaid the outstanding balance in full and terminated the term loan.

  Secured Debt

            Total secured indebtedness was $8.0 billion and $6.8 billion at December 31, 2012 and 2011, respectively. During 2012, we repaid $536.2 million in mortgage loans with a weighted average interest rate of 3.95%, unencumbering 19 properties, and repaid the outstanding balance of a $735.0 million secured term loan in full.

            As a result of the acquisition of additional interests in properties in the Mills transaction in March 2012, as further discussed in Note 7, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2012, we are in compliance with all covenants of our unsecured debt.

            At December 31, 2012, we or our subsidiaries were the borrowers under 78 non-recourse mortgage notes secured by mortgages on 78 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2012 and 2011, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2012	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2011	Effective Weighted Average Interest Rate
Fixed Rate	$21,077,358	5.33%	$16,407,374	5.83%
Variable Rate	2,035,649	1.40%	2,039,066	1.45%

	$23,113,007	4.99%	$18,446,440	5.35%

            As of December 31, 2012, we had $483.7 million of notional amount fixed rate swap agreements that have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.58% which effectively convert variable rate debt to fixed rate debt.

  Contractual Obligations and Off-balance Sheet Arrangements

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2012, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2013	2014 and 2015	2016 and 2017	After 2017	Total
Long Term Debt(1)	$821,637	$4,436,003	$8,923,831	$8,869,279	$23,050,750
Interest Payments(2)	1,126,185	1,938,927	1,232,649	2,446,364	6,744,125
Consolidated Capital Expenditure Commitments(3)	187,089	—	—	—	187,089
Lease Commitments(4)	26,950	57,117	58,203	889,307	1,031,577

(1)
Represents principal maturities only and therefore, excludes net premiums of $62,257.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2012.

(3)
Represents contractual commitments for capital projects and services at December 31, 2012. Our share of estimated 2013 development, redevelopment and expansion activity is further discussed below in the "Development Activity" section.

(4)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Certain of our consolidated properties have redemption features whereby the remaining interest in a property or portfolio of properties can be redeemed at the option of the holder or in circumstances that may be outside our control. These amounts are accounted for as temporary equity within preferred units, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets and totaled $152.5 million at December 31, 2012.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 to the Notes to Consolidated Financial Statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2012, we guaranteed $84.9 million of the total joint venture related mortgage or other indebtedness. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

  Acquisitions and Dispositions

            Buy-sell, marketing rights, and other exit mechanisms are common in real estate partnership agreements. Most of our partners are institutional investors who have a history of direct investment in retail real estate. We and our partners in our joint venture properties may initiate these provisions (subject to any applicable lock up or similar restrictions). If we determine it is in our unitholders' best interests for us to purchase the joint venture interest and we believe we have adequate liquidity to execute the purchase without hindering our cash flows, then we may initiate these provisions or elect to buy. If we decide to sell any of our joint venture interests, we expect to use the net proceeds to reduce outstanding indebtedness or to reinvest in development, redevelopment, or expansion opportunities.

            Acquisitions.    On December 31, 2012, we formed a joint venture with Institutional Mall Investors, or "IMI", to own and operate The Shops at Mission Viejo in the Los Angeles suburb of Mission Viejo, California, and Woodfield Mall in the Chicago suburb of Schaumburg, Illinois. As of December 31, 2012, we and IMI each own a noncontrolling 50% interest in Woodfield Mall and we own a noncontrolling 51% interest in The Shops at Mission Viejo and IMI owns the remaining 49%. Prior to the formation of the joint venture, we owned 100% of The Shops at Mission Viejo and IMI owned 100% of Woodfield Mall. No gain was recorded as the transaction was recorded based on the carryover basis of our previous investment. Woodfield Mall is encumbered by a $425 million mortgage loan which matures in March of 2024 and bears interest at 4.5%. In January 2013, the joint venture closed a $295 million mortgage on the Shops at Mission Viejo which bears interest at 3.61% and matures in February of 2023.

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interest in two previously consolidated outlet properties located in Grand Prairie, Texas, and Livermore, California, and, accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interest in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of units. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

            On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 properties. The transaction resulted in additional interests in 16 of the properties which remain unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. The transaction resulted in a remeasurement of our previously held interest in each of these nine newly consolidated properties to fair value and the recognition of a corresponding non-cash gain of approximately $488.7 million.

            On March 14, 2012, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion. On May 21, 2012 Klépierre paid a dividend, which we elected to receive in additional shares, increasing our ownership to approximately 28.9%.

            On January 6, 2012, we paid $50.0 million to acquire an additional interest in Del Amo Fashion Center, thereby increasing our interest to 50%.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During 2012, we disposed of our interest in eight consolidated retail properties that had an aggregate carrying value of $49.3 million and debt obligations of $62.4 million for aggregate sales proceeds of $8.0 million resulting in a net gain of $21.1 million. We also disposed of our interest in four unconsolidated retail properties resulting in a net loss of $5.6 million. During the first quarter of 2012, we sold one of our consolidated non-core retail properties with a carrying value of $115.0 million for nominal consideration and the assumption of the related mortgage debt of $115.0 million by the acquirer.

            On May 3, 2012, we sold our investment in two residential apartment buildings located at The Domain in Austin, Texas. Our share of the gain from the sale was $12.4 million, which is included in other income in the consolidated statements of operations and comprehensive income.

            On January 9, 2012, we sold our entire ownership in GCI to our venture partner, Auchan S.A. The aggregate cash we received was $375.8 million and we recognized a gain on the sale of $28.8 million.

  Development Activity

            New Domestic Development.    On November 8, 2012, a 512,000 square foot outlet center located in Livermore, California opened, and on August 16, 2012, a 415,000 square foot outlet center located in Grand Prairie, Texas, opened. As discussed above, on December 4, 2012, we acquired the remaining 50% noncontrolling interest in these properties and, accordingly, we now own 100% of these properties.

            On October 19, 2012, Tanger Outlets in Texas City, a 350,000 square foot upscale outlet center, opened. This new center, in which we have a 50% noncontrolling interest, is a joint venture with Tanger Factory Outlets Centers, Inc. Our share of the cost of this project is $33.0 million.

            On June 14, 2012, we opened Merrimack Premium Outlets, a 410,000 square foot upscale outlet shopping center located on a 170-acre site in Merrimack, New Hampshire, that serve the Greater Boston and Nashua markets. The total cost of this project was approximately $138.4 million, which was funded with available cash from operations.

            In addition to our recently opened new development projects, we also have new development projects under construction as noted below. The following describes these new development projects and our share of the estimated total cost (dollars in millions):

Property	Location	Gross Leasable Area	Ownership %	Our Share of Estimated Total Cost
Phoenix Premium Outlets	Chandler (Phoenix), AZ	360,000	100%	$70.7
St. Louis Premium Outlets	Chesterfield (St. Louis), MO	350,000	60%	50.2

            Domestic Expansions and Renovations.    We routinely incur costs related to construction for significant renovation and expansion projects at our properties. We also have reinstituted redevelopment and expansion initiatives which we had previously reduced given the downturn in the economy. Renovation and expansion projects are currently underway at 24 properties in the U.S. and 56 new anchor and big box tenants opened in 2012 with an additional 30 scheduled to open in 2013.

            We expect our share of development costs for 2013 related to renovation or expansion initiatives to be approximately $1.0 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 10-12% for all of our new development, expansion and renovation projects.

  Capital Expenditures on Consolidated Properties.

            The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2012	2011	2010
New Developments and Other	$217	$68	$39
Renovations and Expansions	354	157	96
Tenant Allowances	138	119	103
Operational Capital Expenditures	93	101	18

Total	$802	$445	$256

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Currently, our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2013 will be approximately $120 million at the applicable exchange rates, primarily funded through reinvested joint venture cash flow and construction loans.

            Rinku Premium Outlets Phase IV, a 103,000 square foot expansion to the Rinku Premium Outlets located in Osaka, Japan, was completed and opened in July 2012. Kobe-Sanda Premium Outlets Phase III, a 78,000 square foot expansion to the Kobe-Sanda Premium Outlets in Osaka, Japan, was completed and opened in December 2012.

            In addition to our recently opened expansion projects, we also have a number of new development and expansion projects under construction. The following table describes these new development and expansion projects as well as our share of the estimated total cost as of December 31, 2012 (in millions):

Property	Location	Gross Leasable Area (sqft)	Company's Ownership Percentage	Company's Share of Projected Net Cost (in Local Currency)		Company's Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Shisui Premium Outlets	Shisui (Chiba), Japan	230,000	40%	JPY	3,631	$42.3	April — 2013
Toronto Premium Outlets	Halton Hills (Ontario), Canada	360,000	50%	CAD	79.8	$80.0	August — 2013
Busan Premium Outlets	Busan, South Korea	340,000	50%	KRW	83,919	$78.9	September — 2013
Montreal Premium Outlets	Montreal (Quebec), Canada	390,000	50%	CAD	73.9	$73.9	July — 2014
Expansions:
Paju Premium Outlets Phase 2	Gyeonggi Province, South Korea	100,000	50%	KRW	19,631	$18.5	May — 2013
Johor Premium Outlets Phase 2	Johor, Malaysia	110,000	50%	MYR	28.8	$9.2	November — 2013

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

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR, which was at historically low levels during 2012. Based upon consolidated indebtedness and interest rates at December 31, 2012, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $10.2 million, and would decrease the fair value of debt by approximately $483.7 million.

Distributions

            Distributions during 2012 aggregated $4.10 per unit. Distributions during 2011 aggregated $3.50 per unit including a special December distribution of $0.20 per unit. On February 1, 2013, Simon Property's Board of Directors declared a quarterly common stock dividend for the first quarter of 2013 of $1.15 per share. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future distributions will be determined by the Simon Property Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to our international investments and activities, insurance costs and coverage, terrorist activities, changes in economic and market conditions and maintenance of Simon Property's status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

            Industry practice is to evaluate real estate properties in part based on FFO, NOI and comparable property NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for our comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

            We determine FFO based on the definition set forth by the National Association of Real Estate Investment Trusts, or NAREIT, as consolidated net income computed in accordance with GAAP:

  •
  excluding real estate related depreciation and amortization,

  •
  excluding gains and losses from extraordinary items and cumulative effects of accounting changes,

  •
  excluding gains and losses from the sales or disposals of previously depreciated retail operating properties,

  •
  excluding impairment charges of depreciable real estate,

  •
  plus the allocable portion of FFO of unconsolidated entities accounted for under the equity method of accounting based upon economic ownership interest, and

  •
  all determined on a consistent basis in accordance with GAAP.

            We have adopted NAREIT's clarification of the definition of FFO that requires us to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting changes, or a gain or loss resulting from the sale or disposal of, or any impairment charges related to, previously depreciated operating properties.

            We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate.

            You should understand that our computation of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

  •
  do not represent cash flow from operations as defined by GAAP,

  •
  should not be considered as alternatives to consolidated net income determined in accordance with GAAP as a measure of operating performance, and

  •
  are not alternatives to cash flows as a measure of liquidity.

            The following schedule reconciles total FFO to consolidated net income.

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Funds from Operations	$2,884,915	$2,438,765	$1,770,491

Increase/(Decrease) in FFO from prior period	18.3%	37.7%	(2.3)%

Consolidated Net Income	$1,719,632	$1,245,900	$753,514
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,242,741	1,047,571	968,695
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	456,011	384,367	388,565
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(510,030)	(216,629)	(312,867)
Net income attributable to noncontrolling interest holders in properties	(8,520)	(8.559)	(10,640)
Noncontrolling interests portion of depreciation and amortization	(9,667)	(8,633)	(7,847)
Preferred unit requirements	(5,252)	(5,252)	(8,929)

Funds from Operations	$2,884,915	$2,438,765	$1,770,491

            During the year ended December 31, 2010, FFO includes a $350.7 million loss on extinguishment of debt associated with two unsecured notes tender offers. During the year ended December 31, 2010, we recorded transaction expenses of $69.0 million.

            The following schedule reconciles net operating income to consolidated net income and sets forth the computations of comparable property NOI.

	For the Twelve Months Ended December 31,
(in thousands)	2012	2011
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$1,719,632	$1,245,900
Income and other taxes	15,880	11,595
Interest expense	1,127,025	983,526
Income from unconsolidated entities	(131,907)	(81,238)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(510,030)	(216,629)

Operating Income	2,220,600	1,943,154
Depreciation and amortization	1,257,569	1,065,946

NOI of consolidated properties	$3,478,169	$3,009,100

Reconciliation of NOI of unconsolidated entities:
Net Income	$445,528	$690,004
Interest expense	599,400	593,408
Loss from unconsolidated entities	1,263	1,263
Loss from operations of discontinued joint venture interests	20,311	57,961
Loss (Gain) on disposal of discontinued operations, net	5,354	(347,640)

Operating Income	1,071,856	994,996
Depreciation and amortization	506,820	485,794

NOI of unconsolidated entities	$1,578,676	$1,480,790

Total consolidated and unconsolidated NOI from continuing operations	$5,056,845	$4,489,890

Adjustments to NOI:
NOI of discontinued unconsolidated properties	63,571	500,210

Total NOI of the Simon Property Portfolio	$5,120,416	$4,990,100

Change in NOI from prior period	2.6%	5.2%
Add: Simon Property share of NOI from Klépierre	173,310	—
Less: Joint venture partner's share of NOI	919,897	1,201,070

Simon Property Share of NOI	$4,373,829	$3,789,030

Increase in Simon Property Share of NOI from prior period	15.4%	8.3%
Total NOI of the Simon Property Portfolio	$5,120,416	$4,990,100
NOI from non comparable properties(1)	1,070,152	1,123,599

Total NOI of comparable properties(2)	$4,050,264	$3,866,501

Increase in NOI of U.S. malls and Premium Outlets that are comparable properties	4.8%

(1)
NOI excluded from comparable property NOI relates to community/lifestyle centers, The Mills, other retail properties, international properties, any of our non-retail holdings and results of our corporate and management company operations and NOI of U.S. malls and Premium Outlets not owned and operated in both periods under comparison.

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

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on that assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

            Our independent registered public accounting firm has issued an audit report on their assessment of our internal control over financial reporting. Their report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and the Partners of Simon Property Group, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012 of Simon Property Group, L.P. and Subsidiaries, and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 4, 2013

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of Simon Property Group, Inc.'s Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, Simon Property's independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

Item 14.    Principal Accountant Fees and Services

            The Audit Committee of Simon Property's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made. We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Audit Fees (1)	$3,846,000	$2,512,000
Audit-Related Fees (2)	4,366,000	4,960,000
Tax Fees (3)	436,000	241,000
All Other Fees	—	—

(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon Property, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings. The increase in fees over 2011 primarily relates to additional audit effort for our investment in Klépierre and additional activity related to our 2012 debt and equity offerings.

(2)
Audit-Related Fees include audits of individual or portfolios of properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. Our share of these Audit-Related Fees for the years ended 2012 and 2011 are approximately 58% and 51%, respectively.

(3)
Tax Fees include fees for international and other tax consulting services. Tax Fees also include return compliance services associates with the tax returns for certain joint ventures. Our share of these fees for 2012 and 2011 is approximately 83% and 60%, respectively.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and The Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana March 4, 2013

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2012	December 31, 2011
ASSETS:
Investment properties, at cost	$34,252,521	$29,657,046
Less — accumulated depreciation	9,068,388	8,388,130

	25,184,133	21,268,916
Cash and cash equivalents	1,184,518	798,650
Tenant receivables and accrued revenue, net	521,301	486,731
Investment in unconsolidated entities, at equity	2,108,966	1,378,084
Investment in Klépierre, at equity	2,016,954	—
Deferred costs and other assets	1,570,734	1,633,544
Notes receivable from related party	—	651,000

Total assets	$32,586,606	$26,216,925

LIABILITIES:
Mortgages and other indebtedness	$23,113,007	$18,446,440
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,374,172	1,091,712
Cash distributions and losses in partnerships and joint ventures, at equity	724,744	695,569
Other liabilities	303,588	170,971

Total liabilities	25,515,511	20,404,692

Commitments and contingencies
Preferred units, at liquidation value, and noncontrolling redeemable interests in properties	178,006	267,945
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	44,719	45,047
General Partner, 309,903,824 and 293,856,250 units outstanding, respectively	5,865,884	4,604,619
Limited Partners, 51,952,554 and 60,858,134 units outstanding, respectively	983,363	953,622

Total partners' equity	6,893,966	5,603,288
Nonredeemable noncontrolling deficit interests in properties, net	(877)	(59,000)

Total equity	6,893,089	5,544,288

Total liabilities and equity	$32,586,606	$26,216,925

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Twelve Months Ended December 31,
	2012	2011	2010
REVENUE:
Minimum rent	$3,015,866	$2,664,724	$2,429,519
Overage rent	195,726	140,842	110,621
Tenant reimbursements	1,340,307	1,177,269	1,083,780
Management fees and other revenues	128,366	128,010	121,207
Other income	199,819	195,587	212,503

Total revenue	4,880,084	4,306,432	3,957,630

EXPENSES:
Property operating	469,755	436,571	414,264
Depreciation and amortization	1,257,569	1,065,946	982,820
Real estate taxes	419,267	369,755	345,960
Repairs and maintenance	116,168	113,496	102,425
Advertising and promotion	118,790	107,002	97,194
Provision for credit losses	12,809	6,505	3,130
Home and regional office costs	123,926	128,618	109,314
General and administrative	57,144	46,319	21,267
Transaction expenses	—	—	68,972
Marketable and non-marketable securities charges and realized gains, net	(6,426)	—	—
Other	90,482	89,066	65,448

Total operating expenses	2,659,484	2,363,278	2,210,794

OPERATING INCOME	2,220,600	1,943,154	1,746,836
Interest expense	(1,127,025)	(983,526)	(1,027,091)
Loss on extinguishment of debt	—	—	(350,688)
Income and other taxes	(15,880)	(11,595)	(4,331)
Income from unconsolidated entities	131,907	81,238	75,921
Impairment charge from investments in unconsolidated entities	—	—	(8,169)
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	510,030	216,629	321,036

CONSOLIDATED NET INCOME	1,719,632	1,245,900	753,514
Net income attributable to noncontrolling interests	8,520	8,559	10,640
Preferred unit requirements	5,252	5,252	8,929

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$1,705,860	$1,232,089	$733,945

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$1,431,159	$1,021,462	$610,424
Limited Partners	274,701	210,627	123,521

Net income attributable to unitholders	$1,705,860	$1,232,089	$733,945

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$4.72	$3.48	$2.10

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$4.72	$3.48	$2.10

Consolidated net income	$1,719,632	$1,245,900	$753,514
Unrealized income (loss) on interest rate hedge agreements	16,652	(91,933)	(3,493)
Net loss on derivative instruments reclassified from accumulated other comprehensive income into interest expense	21,042	16,169	15,769
Currency translation adjustments	9,200	(8,462)	(20,590)
Changes in available-for-sale securities and other	(39,248)	(37,431)	19,934

Comprehensive income	1,727,278	1,124,243	765,134
Comprehensive income attributable to noncontrolling interests	8,520	8,559	10,640

Comprehensive income attributable to unitholders	$1,718,758	$1,115,684	$754,494

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,719,632	$1,245,900	$753,514
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,301,304	1,112,438	1,016,027
Loss on debt extinguishment	—	—	350,688
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(510,030)	(216,629)	(312,867)
Marketable and non-marketable securities charges and realized gains, net	(6,426)	—	—
Straight-line rent	(37,998)	(30,308)	(24,487)
Equity in income of unconsolidated entities	(131,907)	(81,238)	(75,921)
Distributions of income from unconsolidated entities	151,398	112,977	109,050
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(4,815)	(19,370)	2,144
Deferred costs and other assets	(133,765)	(58,924)	(40,388)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	165,679	(58,959)	(22,550)

Net cash provided by operating activities	2,513,072	2,005,887	1,755,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,735,718)	(1,259,623)	(976,276)
Funding of loans to related parties	(25,364)	—	(29,500)
Repayments of loans to related parties	92,600	—	10,500
Capital expenditures, net	(802,427)	(445,495)	(256,312)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	91,163	19,302	27,015
Net proceeds from sale of assets	383,804	136,013	301,425
Investments in unconsolidated entities	(201,330)	(20,807)	(193,925)
Purchase of marketable and non-marketable securities	(184,804)	(42,015)	(16,157)
Sale of marketable and non-marketable securities	415,848	6,866	26,175
Purchase of loans held for investment	—	—	(433,033)
Repayments of loans held for investment	163,908	235,124	37,574
Distributions of capital from unconsolidated entities and other	221,649	376,593	255,819

Net cash used in investing activities	(3,580,671)	(994,042)	(1,246,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	1,213,840	5,313	4,166
Redemption of limited partner units	(248,000)	—	—
Preferred unit redemptions	—	—	(10,994)
Purchase of noncontrolling interest in consolidated properties	(229,595)	—	—
Distributions to noncontrolling interest holders in properties	(13,623)	(28,793)	(24,615)
Contributions from noncontrolling interest holders in properties	4,204	1,217	1,058
Partnership distributions	(1,485,240)	(1,244,156)	(919,443)
Loss on debt extinguishment	—	—	(350,688)
Proceeds from issuance of debt, net of transaction costs	6,772,443	1,655,203	3,858,815
Repayments of debt	(4,560,562)	(1,398,697)	(6,227,814)

Net cash provided by (used in) financing activities	1,453,467	(1,009,913)	(3,669,515)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	385,868	1,932	(3,161,000)
CASH AND CASH EQUIVALENTS, beginning of period	798,650	796,718	3,957,718

CASH AND CASH EQUIVALENTS, end of period	$1,184,518	$798,650	$796,718

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in Thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$45,704	$4,412,433	$892,603	$(167,778)	$5,182,962

General partner contributions (178,683 units)		5,006			5,006
Issuance of limited partner units (1,813,993)			162,987		162,987
Series J preferred stock premium and amortization	(329)				(329)
Series I preferred units (7,871,276 units) converted to common units (6,670,589 units)		393,564			393,564
Series I preferred units (1,017,480 units) converted to limited partner common units (862,292 units)			50,874		50,874
Limited partner units exchanged to common units (247,640 units)		3,866	(3,866)		-
Stock incentive program (116,726 units, net)					-
Amortization of stock incentive		16,839			16,839
Issuance of unit equivalents and other		(10,634)	10,569	1,058	993
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		101,556	(101,556)		-
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(757,267)	(153,247)	(24,835)	(938,686)
Net income, excluding preferred distributions on temporary equity preferred units of $5,592	3,337	610,424	123,521	10,640	747,922
Other comprehensive income (loss)		9,618	2,002		11,620

Balance at December 31, 2010	$45,375	$4,785,405	$983,887	$(180,915)	$5,633,752

General partner contributions (324,720 units net of 76,969 units used to fund required withholding tax)		2,095			2,095
Issuance of limited partner units (75,469)			9,084		9,084
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (584,432 units)		9,465	(9,465)		-
Units Retired (61,584 units)		(6,385)			(6,385)
Stock incentive program (116,885 units, net)					-
Amortization of stock incentive		14,018			14,018
Issuance of unit equivalents and other (1,133,673 and 6,857 units)		(106,694)	5,303	123,331	21,940
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		13,453	(13,453)		-
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,027,407)	(211,497)	(1,029)	(1,243,270)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $8,946 attributable to noncontrolling redeemable interests in properties in temporary equity	3,337	1,021,462	210,627	(387)	1,235,039
Other comprehensive income		(100,793)	(20,864)		(121,657)

Balance at December 31, 2011	$45,047	$4,604,619	$953,622	$(59,000)	$5,544,288

General partner contributions (712 units)		41			41
Issuance of limited partner units (205,335 units)			31,324		31,324
Issuance of units related to Simon Property's public offering of its common stock (9,137,500 units)		1,213,741			1,213,741
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to units (7,447,921 units for 6,795,296 common shares)		144,197	(144,197)		-
Redemption of limited partner units (2,000,000 units)		(209,096)	(38,904)		(248,000)
Stock incentive program (114,066 units, net)		-			-
Amortization of stock incentive		14,001			14,001
Purchase of noncontrolling interests		25,917		58,559	84,476
Issuance of unit equivalents and other (337,006 units)		(36,157)	56,621	(1)	20,463
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(84,685)	84,685		-
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,241,216)	(238,772)	(435)	(1,483,760)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $8,520 attributable to noncontrolling redeemable interests in properties in temporary equity	3,337	1,431,159	274,701	-	1,709,197
Other comprehensive income		3,363	4,283		7,646

Balance at December 31, 2012	$44,719	$5,865,884	$983,363	$(877)	$6,893,089

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

1.    Organization

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc. In these notes to the consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon Property" refers specifically to Simon Property Group, Inc. (NYSE: SPG). Simon Property, a Delaware corporation, is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon Property.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of December 31, 2012, we owned or held an interest in 317 income-producing properties in the United States, which consisted of 160 malls, 63 Premium Outlets, 68 community/lifestyle centers, 13 Mills and 13 other shopping centers or outlet centers in 38 states and Puerto Rico. Internationally, as of December 31, 2012, we had ownership interests in eight Premium Outlets in Japan, two Premium Outlets in South Korea, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. Additionally, as of December 31, 2012, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, more than 260 shopping centers located in 13 countries in Europe.

            We generate the majority of our revenues from leases with retail tenants including:

  •
  base minimum rents,

  •
  overage and percentage rents based on tenants' sales volume, and

  •
  recoverable expenditures such as property operating, real estate taxes, repair and maintenance, and advertising and promotional expenditures.

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

2.    Basis of Presentation and Consolidation

            The accompanying consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

2.    Basis of Presentation and Consolidation (Continued)

            We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. As described in Note 4, we acquired the remaining 50% noncontrolling interest in two previously consolidated outlet properties. We determined these properties were VIEs and we were the primary beneficiary. The noncontrolling interest was redeemable and was reflected in preferred units and noncontrolling redeemable interests in properties at December 31, 2011. There have been no other changes during 2012 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2012, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

            Investments in partnerships and joint ventures represent our noncontrolling ownership interests in properties. We account for these investments using the equity method of accounting. We initially record these investments at cost and we subsequently adjust for net equity in income or loss, which we allocate in accordance with the provisions of the applicable partnership or joint venture agreement, cash contributions and distributions, and foreign currency fluctuations, if applicable. The allocation provisions in the partnership or joint venture agreements are not always consistent with the legal ownership interests held by each general or limited partner or joint venture investee primarily due to partner preferences. We separately report investments in joint ventures for which accumulated distributions have exceeded investments in and our share of net income of the joint ventures within cash distributions and losses in partnerships and joint ventures, at equity in the consolidated balance sheets. The net equity of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes non-cash charges for depreciation and amortization.

            As of December 31, 2012, we consolidated 221 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 90 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 74 of the 90 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Malaysia, and Mexico comprise 12 of the remaining 16 properties. The international properties are managed locally by joint ventures in which we share oversight responsibility with our partner.

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our units of limited partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was as follows:

	For the Year Ended December 31,
	2012	2011	2010
Weighted average ownership interest	83.9%	82.9%	83.2%

            As of December 31, 2012 and 2011, Simon Property's ownership interest in us was 85.6% and 82.8%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

	For the Year Ended December 31,
	2012	2011	2010
Capitalized interest	$21,145	$5,815	$3,715

            We record depreciation on buildings and improvements utilizing the straight-line method over an estimated original useful life, which is generally 10 to 40 years. We review depreciable lives of investment properties periodically and we make adjustments when necessary to reflect a shorter economic life. We amortize tenant allowances and tenant improvements utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter. We record depreciation on equipment and fixtures utilizing the straight-line method over seven to ten years.

            We review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property's cash flows, ending occupancy or total sales per square foot. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We also review our investments, including investments in unconsolidated entities, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine that a decline in the fair value of the investments is other-than-temporary. Changes in economic and operating conditions that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Purchase Accounting Allocation

            We allocate the purchase price of acquisitions and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

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

  Discontinued Operations

            We reclassify any material operations and gains or losses on disposal related to consolidated properties disposed of during the period to discontinued operations. During 2012, we reported a net gain of approximately $21.1 million, or $.06 per diluted unit, on our consolidated property disposition activity. During 2011, we reported a net loss of approximately $42.4 million, or $0.12 per diluted unit, on our consolidated property disposition activity. During 2010, we reported a net gain of approximately $5.7 million upon the disposal of four retail properties. These gains and losses are reported in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the consolidated statements of operations and comprehensive income. The gains and losses on the disposition of these assets and the operating results were not significant to our consolidated results of operations during each of the three years ended December 31, 2012.

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

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in other comprehensive income (loss) as of December 31, 2012 and 2011 were approximately $2.6 million and $41.9 million, respectively, and represent the valuation and related currency adjustments for our marketable securities.

            On October 23, 2012 we completed the sale of all of our investments in Capital Shopping Centres Group PLC, or CSCG, and Capital & Counties Properties PLC, or CAPC. These investments were accounted for as available-for-sale securities and their value was adjusted to their quoted market price, including a related foreign exchange component, through other comprehensive income (loss). At the date of sale, we owned 35.4 million shares of CSCG and 38.9 million shares of CAPC. The aggregate proceeds received from the sale were $327.1 million, and we recognized a gain on the sale of $82.7 million, which is included in marketable and non-marketable securities charges and realized gains, net in the accompanying consolidated statements of operations and comprehensive income. An other-than-temporary impairment charge was previously recognized in operating income in 2009. The gain includes $79.4 million that was reclassified from accumulated other comprehensive income (loss). At December 31, 2011 we owned 35.4 million shares each of CSCG and of CAPC, and these investments had a market value of $170.7 million and $100.9 million, respectively, with an aggregate net unrealized gain of approximately $39.7 million.

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

            As of December 31, 2012 and 2011, we also had investments of $24.9 million which must be used to fund the debt service requirements of mortgage debt related to investment properties sold that previously collateralized the debt. These investments are classified as held-to-maturity and are recorded at amortized cost as we have the ability and intent to hold these investments to maturity.

            At December 31, 2012 and 2011, we had investments of $98.9 million and $105.1 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value in order to determine whether an adjustment in the carrying value is required as of December 31, 2012 and 2011. During the fourth quarter of 2012, as a result of the significance and duration of impairment, represented by the excess of the carrying value over the estimated fair value of certain cost method investments, we recognized other-than-temporary non-cash charges of $71.0 million, which is included in marketable and non-marketable securities charges and realized gains, net in the accompanying consolidated statements of operations and comprehensive income. The fair value of the remaining investment for these securities that were impaired is not material and was based on Level 2 fair value inputs.

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

            We hold marketable securities that totaled $170.2 million and $417.0 million at December 31, 2012 and 2011, respectively, and are primarily considered to have Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $1.5 million and $12.2 million at December 31, 2012 and 2011, respectively, and a gross asset value of $3.0 million and $14.9 million at December 31, 2012 and 2011, respectively. We also have interest rate cap agreements with nominal values.

            Note 8 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 3 and 4 include a discussion of the fair values recorded in purchase accounting and impairment, using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment include our estimations of net operating results of the property, capitalization rates and discount rates.

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

  Segment Disclosure

            Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, community/lifestyle centers, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2012	2011
Deferred financing and lease costs, net	$334,337	$308,380
In-place lease intangibles, net	358,141	200,098
Acquired above market lease intangibles, net	128,893	75,950
Marketable securities of our captive insurance companies	119,424	100,721
Goodwill	20,098	20,098
Other marketable and non-marketable securities	150,264	421,529
Loans held for investment	—	162,832
Prepaids, notes receivable and other assets, net	459,577	343,936

	$1,570,734	$1,633,544

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

	2012	2011
Deferred financing and lease costs	$576,821	$528,273
Accumulated amortization	(242,484)	(219,893)

Deferred financing and lease costs, net	$334,337	$308,380

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

	For the Year Ended December 31,
	2012	2011	2010
Amortization of deferred financing costs	$27,163	$28,697	$27,806
Amortization of debt premiums, net of discounts	(33,504)	(8,439)	(9,066)
Amortization of deferred leasing costs	43,176	43,110	34,801

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

            At December 31, 2011, we had investments in three mortgage and mezzanine loans with an aggregate carrying value of $162.8 million. In the second and third quarters of 2012, these loans were repaid in their entirety. During 2012, 2011, and 2010, we recorded $6.8 million, $24.3 million and $4.6 million, respectively, in interest income earned from these loans.

  Intangibles

            The average life of in-place lease intangibles is approximately 4.7 years, is amortized over the remaining life of the leases of the related property on the straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The amount of in-place lease intangibles and acquired above-market lease intangibles increased during 2012 primarily as a result of the acquisition of a controlling interest in nine properties as further discussed in Note 7. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 5.9 years. The unamortized amount of below market leases

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $199.2 million and $134.4 million as of December 31, 2012 and 2011, respectively. The amount of amortization of above and below market leases, net for the years ended December 31, 2012, 2011, and 2010 was $16.5 million, $17.6 million, and $15.2 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

            Details of intangible assets as of December 31 are as follows:

	2012	2011
In-place lease intangibles	$480,517	$245,844
Accumulated amortization	(122,376)	(45,746)

In-place lease intangibles, net	$358,141	$200,098

Acquired above market lease intangibles	$248,357	$178,564
Accumulated amortization	(119,464)	(102,614)

Acquired above market lease intangibles, net	$128,893	$75,950

            Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2012 are as follows:

	Below Market Leases	Above Market Leases	Impact to Minimum Rent, Net
2013	$43,664	$(24,899)	$18,765
2014	36,343	(22,492)	13,851
2015	31,233	(19,837)	11,396
2016	27,279	(17,903)	9,376
2017	20,000	(14,022)	5,978
Thereafter	40,720	(29,740)	10,980

	$199,239	$(128,893)	$70,346

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            As of December 31, 2012, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	3	$483.7 million
Interest Rate Caps	6	$442.4 million

            The carrying value of our interest rate swap agreements, at fair value, is a net liability balance of $1.5 million and $10.0 million at December 31, 2012 and 2011, respectively, and is included in other liabilities. The interest rate cap agreements were of nominal value at December 31, 2012 and 2011 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥3.3 billion remains as of December 31, 2012 for all forward contracts that we expect to settle through January 5, 2015. The December 31, 2012 asset balance related to these forward contracts was $3.0 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In 2011, we entered into a Euro:USD forward contract with a €141.3 million notional value which was designated as a net investment hedge. The December 31, 2011 asset balance related to this forward was $14.9 million and is included in deferred costs and other assets. We applied hedge accounting to this Euro-forward contract and the change in fair value was reflected in other comprehensive income. Changes in the value of this hedge are offset by changes in the underlying hedged Euro-denominated joint venture investment. In connection with our sale of Gallerie Commerciali Italia, S.p.A., or GCI, as further discussed in Note 7, this hedge was terminated in January 2012.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $78.1 million and $115.8 million as of December 31, 2012 and 2011, respectively.

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

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During 2012, 2011 and 2010, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

            A rollforward of noncontrolling interests for the years ending December 31 is as follows:

	2012	2011	2010
Noncontrolling nonredeemable deficit interests in properties, net — beginning of period	$(59,000)	$(180,915)	$(167,778)
Net Income attributable to noncontrolling nonredeemable interests	—	(387)	10,640
Distributions to noncontrolling nonredeemable interestholders	(435)	(1,029)	(24,835)
Purchase of noncontrolling interest, noncontrolling interests in newly consolidated properties and other	58,558	123,331	1,058

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(877)	$(59,000)	$(180,915)

  Accumulated Other Comprehensive Income (Loss)

            The components of our accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2012	2011
Cumulative translation adjustments	$(30,620)	$(39,820)
Accumulated derivative losses, net	(78,139)	(115,833)
Net unrealized gains on marketable securities, net	2,613	41,861

Total accumulated other comprehensive loss	$(106,146)	$(113,792)

  Revenue Recognition

            We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant's sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. As of December 31, 2012 for approximately 93% of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Insurance premiums written and ceded are recognized on a pro-rata basis over the terms of the policies. Insurance losses are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2012 and 2011 approximated $112.8 million and $115.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiaries is included within the "Marketable and Non-Marketable Securities" section above.

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

	For the Year Ended December 31,
	2012	2011	2010
Balance, beginning of period	$27,500	$31,650	$45,187
Consolidation of previously unconsolidated properties	2,075	860	426
Provision for credit losses	12,809	6,505	3,130
Accounts written off, net of recoveries	(9,254)	(11,515)	(17,093)

Balance, end of period	$33,130	$27,500	$31,650

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed below for our taxable REIT subsidiaries.

            Simon Property and certain of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon Property to assist Simon Property in adhering to REIT requirements and maintaining its REIT status. Our subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon Property or any of our REIT subsidiaries fail to qualify as a REIT, Simon Property or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon Property or any of our REIT subsidiaries lost their REIT status, they could not elect to be taxed as a REIT for four years unless their failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            As of December 31, 2012 and 2011, we had a net deferred tax asset of $4.1 million and $5.6 million, respectively, related to our TRS subsidiaries. The net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets and consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized.

            We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statement of operations and comprehensive income.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

3.    Summary of Significant Accounting Policies (Continued)

  Corporate and Transaction Related Expenses

            Home and regional office costs primarily include compensation and personnel related costs, travel, building and office costs, and other expenses for our corporate home office and regional offices. General and administrative expense primarily includes executive compensation, benefits and travel expenses as well as costs of being a public company including certain legal costs, audit fees, regulatory fees, and certain other professional fees.

            We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, we incurred costs in connection with the acquisition of Prime Outlets Acquisition Company, or the Prime acquisition, and other potential acquisitions, as further discussed in Note 4. In addition, during 2010, we settled, in cash, a transaction-related dispute and recorded a charge to earnings. These expenses are included within transaction expenses in the accompanying statements of operations and comprehensive income and totaled $69.0 million during the year ended December 31, 2010.

4.    Real Estate Acquisitions and Dispositions

            We acquire properties to generate both current income and long-term appreciation in value. We acquire individual properties or portfolios of other retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

            Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are highlighted as follows:

  2012 Acquisitions

            On December 31, 2012, as discussed in Note 7, we contributed a wholly-owned property to a newly formed joint venture in exchange for an interest in a property contributed to the same joint venture by our joint venture partner.

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interest in two previously consolidated outlet properties located in Grand Prairie, Texas, and Livermore, California, and, accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interest in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of units. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

            On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida for $70.5 million.

            On March 22, 2012, as discussed in Note 7, we acquired additional interests in 26 of our joint venture properties from SPG-FCM Ventures, LLC, or SPG-FCM, in a transaction valued at approximately $1.5 billion, or the Mills transaction.

            On March 14, 2012, as discussed in Note 7, we acquired a 28.7% equity stake in Klépierre for approximately $2.0 billion, including the capitalization of acquisition costs.

            On January 6, 2012, as discussed in Note 7, we purchased an additional 25% interest in Del Amo Fashion Center.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions and Dispositions

  2011 Acquisitions

            On December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. As a result, we have a 100% interest in and now consolidate the six properties we received in the distribution. The distribution resulted in a remeasurement of the distributed assets to estimated fair value and a corresponding non-cash gain of $168.3 million in the fourth quarter of 2011 representing the estimated fair value of the net assets received in excess of the carrying value of our interest in the joint venture portfolio. The asset and liability allocations were recorded based on preliminary portfolio fair value estimates at the date of distribution and were finalized during the third quarter of 2012 resulting in an allocation to investment property of $585.0 million, lease related intangibles of $59.1 million and mortgage debt of $468.8 million, including debt premiums. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity, respectively. The adjusted allocations did not have a material impact on the results of operations for the year ended, or on our financial position at, December 31, 2012.

            On August 25, 2011, we acquired additional controlling interests of approximately 83.75% in The Plaza at King of Prussia and The Court at King of Prussia, or collectively, King of Prussia, thereby increasing our ownership interest to 96.1%. The property is subject to a $160.1 million mortgage. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $82.9 million in the third quarter of 2011.

            On July 19, 2011, we acquired a 100% ownership interest in a lifestyle center located in Albuquerque, New Mexico. Also, during the second quarter, we purchased an additional noncontrolling interest in an unconsolidated mall.

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

  2010 Acquisitions

            During 2010, we acquired a controlling interest in a previously unconsolidated mall which resulted in a remeasurement of our previously held equity interest to fair value and corresponding gain of approximately $13.0 million. This gain is included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

4.    Real Estate Acquisitions and Dispositions (Continued)

  2012 Dispositions

            During 2012, we disposed of our interest in eight consolidated retail properties and four unconsolidated retail properties. Our share of the net gain on these disposals was $15.5 million. In addition, during the first quarter of 2012, we sold one of our retail properties with a carrying value of $115.0 million for nominal consideration and the assumption of the related mortgage debt of $115.0 million by the acquirer.

            On May 3, 2012, we sold our investment in two residential apartment buildings located at The Domain in Austin, Texas. Our share of the gain from the sale was $12.4 million, which is included in other income in the consolidated statements of operations and comprehensive income.

            On January 9, 2012, as discussed in Note 7, we sold our entire ownership interest in GCI to our venture partner, Auchan S.A.

  2011 Dispositions

            During 2011, we agreed to dispose of consolidated properties that had an aggregate carrying value of $355.4 million and debt obligations of $177.0 million for aggregate sales proceeds of $136.0 million resulting in a net loss of $42.4 million.

  2010 Dispositions

            During 2010, we disposed of three retail properties with an aggregate carrying value of $91.4 million and debt obligations of $91.3 million for which we received aggregate sale proceeds of $5.8 million. The net gain on these disposals was $5.7 million.

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

	For the Year Ended December 31,
	2012	2011	2010
Net Income Attributable to Unitholders — Basic & Diluted	$1,705,860	$1,232,089	$733,945
Weighted Average Units Outstanding — Basic	361,322,520	354,025,957	349,975,924
Effect of stock options of Simon Property	1,072	69,408	274,460

Weighted Average Units Outstanding — Diluted	361,323,592	354,095,365	350,250,384

            For the year ended December 31, 2012, potentially dilutive securities include options to purchase shares of Simon Property common stock and long-term incentive performance units or LTIP units. The only security that had a dilutive effect for the years ended December 31, 2012, 2011, and 2010 were stock options of Simon Property.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

5.    Per Unit Data (Continued)

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2012	2011	2010
Total distributions paid per unit	$4.10	$3.50	$2.60

Percent taxable as ordinary income	99.50%	98.30%	53.82%
Percent taxable as long-term capital gains	0.50%	1.70%	39.68%
Percent nontaxable as return of capital	—	—	6.50%

	100.0%	100.0%	100.0%

            On February 1, 2013, Simon Property's Board of Directors declared a quarterly common stock dividend for the first quarter of 2013 of $1.15 per share. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock.

6.    Investment Properties

            Investment properties consist of the following as of December 31:

	2012	2011
Land	$3,736,882	$3,136,981
Buildings and improvements	30,187,495	26,196,349

Total land, buildings and improvements	33,924,377	29,333,330
Furniture, fixtures and equipment	328,144	323,716

Investment properties at cost	34,252,521	29,657,046
Less — accumulated depreciation	9,068,388	8,388,130

Investment properties at cost, net	$25,184,133	$21,268,916

Construction in progress included above	$329,663	$464,076

7.    Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 78 properties in the United States as of December 31, 2012 and 87 properties as of December 31, 2011. At December 31, 2012 and 2011, we also held interests in eight joint venture properties in Japan, two joint venture properties in South Korea, one joint venture property in Mexico, and one joint venture property in Malaysia. We account for these joint venture properties using the equity method of accounting. As discussed below, on January 9, 2012, we sold our interest in GCI which at the time owned 45 properties in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

            Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash or borrowings or units to acquire the joint venture interest from our partner.

            On December 31, 2012, we formed a joint venture with Institutional Mall Investors, or "IMI", to own and operate The Shops at Mission Viejo in the Los Angeles suburb of Mission Viejo, California, and Woodfield Mall in the Chicago suburb of Schaumburg, Illinois. As of December 31, 2012, we and IMI each own a noncontrolling 50% interest in Woodfield Mall and we own a noncontrolling 51% interest in The Shops at Mission Viejo and IMI owns the remaining 49%. Prior to the formation of the joint venture, we owned 100% of The Shops at Mission Viejo and IMI owned 100% of Woodfield Mall. No gain was recorded as the transaction was recorded based on the carryover basis of our previous investment. Woodfield Mall is encumbered by a $425 million mortgage loan which matures in March of 2024 and bears interest at 4.5%. In January 2013, the joint venture closed a $295 million mortgage on the Shops at Mission Viejo which bears interest at 3.61% and matures in February of 2023.

            On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of The Mills Limited Partnership, or TMLP, additional interests in 26 properties. The transaction resulted in additional interests in 16 of the properties which remain unconsolidated, the consolidation of nine previously unconsolidated properties and the purchase of the remaining noncontrolling interest in a previously consolidated property. The transaction was valued at $1.5 billion, which included repayment of the remaining $562.1 million balance on TMLP's senior loan facility, and retirement of $100.0 million of TMLP's trust preferred securities. In connection with the transaction, our $558.4 million loan to SPG-FCM was extinguished on a non-cash basis. We consolidated $2.6 billion in additional property-level mortgage debt in connection with this transaction. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

            The consolidation of the previously unconsolidated properties resulted in a remeasurement of our previously held interest in each of these nine newly consolidated properties to fair value and recognition of a corresponding non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million for the excess of carrying value of our remaining investment in SPG-FCM over its estimated fair value. The gain on the transaction and impairment charge are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. The assets and liabilities of the newly consolidated properties acquired in the Mills transaction have been reflected at their estimated fair value at the acquisition date.

            We recorded our acquisition of the interest in the nine newly consolidated properties using the acquisition method of accounting. Tangible and intangible assets and liabilities were established based on their fair values at the date of acquisition. The results of operations of the newly consolidated properties have been included in our consolidated results from the date of acquisition. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

            The table below summarizes the amounts of assets acquired and liabilities assumed at the acquisition date as well as purchase accounting adjustments made from the original allocations at the date of acquisition for the nine newly consolidated properties. We amortize these amounts over the estimated life of the related depreciable components of investment property, typically no greater than 40 years, the terms of the applicable leases and the applicable debt maturity. The adjusted allocations did not have a material impact on the quarterly or annual results of operations or on our financial position at December 31, 2012. In addition to the below, we have recorded approximately $1 billion of investment in the 16 properties which remained unconsolidated at the acquisition date.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

Preliminary Allocations
(in millions)
Investment properties	$4,228
Cash and cash equivalents	91
Tenant Receivables and accrued revenue, net	1
Deferred costs and other assets (including intangibles)	264

Total Assets	$4,584

Mortgages and other indebtedness, including premiums	$2,672
Accounts payable, accrued expenses, intangibles and other	164
Other Liabilities	6

Total Liabilities	$2,842

            On January 6, 2012, we paid $50.0 million to acquire an additional interest in Del Amo Fashion Center, thereby increasing our interest to 50%.

            On December 31, 2011, as further discussed in Note 4, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. The results of operations of these properties are now presented as loss from operations of discontinued joint venture interests and the non-cash gain of $168.3 million recorded upon distribution to the partners is presented within (loss) gain on sale or disposal of discontinued operations, net in the "Summary Financial Information" below.

Loan to SPG-FCM

            As discussed above, our loan to SPG-FCM was extinguished in the Mills transaction. During 2012, 2011 and 2010, we recorded approximately $2.0 million, $9.8 million and $9.9 million in interest income (net of inter-entity eliminations) related to this loan, respectively.

International Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting

            European Investments.    At December 31, 2012, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $39.67 per share. At the date of purchase on March 14, 2012, our excess investment in Klépierre was approximately $1.2 billion, of which substantially all has been allocated to the underlying investment property based on estimated fair value. The allocation is subject to revision within the measurement period, not to exceed one year from the date of acquisition. Our share of net income, net of amortization of our excess investment, was $0.5 million from the acquisition date through December 31, 2012. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total assets, total liabilities, and noncontrolling interests as of December 31, 2012 were $17.2 billion, $12.4 billion, and $1.9 billion, respectively, and Klépierre's total revenues, operating income and consolidated net income were approximately $1.1 billion, $394.7 million and $323.6 million, respectively, for the period of our ownership in 2012.

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

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $314.2 million and $349.5 million as of December 31, 2012 and 2011, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $62.9 million and $43.8 million as of December 31, 2012 and 2011, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our investments in joint ventures and share of income from such joint ventures, excluding Klépierre, follows. The accompanying joint venture statements of operations include amounts related to our investments in Simon Ivanhoe S.á.r.l. which was sold on July 15, 2010 and GCI which was sold on January 9, 2012. In addition, we acquired additional controlling interests in King of Prussia on August 25, 2011, and nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their respective acquisition dates. Additionally, on December 31, 2011, we and our joint venture partner dissolved a venture in which we had a 50% interest and distributed a portfolio of properties previously held within the venture to us and our joint venture partner. Finally, during 2012, we disposed of our interests in one mall and three non-core retail properties. The results of operations of the properties for all of these transactions are classified as loss from operations of discontinued joint venture interests in the accompanying joint venture statements of operations. Balance sheet information for the joint ventures is as follows:

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

	December 31, 2012	December 31, 2011
BALANCE SHEETS
Assets:
Investment properties, at cost	$14,607,291	$20,481,657
Less — accumulated depreciation	4,926,511	5,264,565

	9,680,780	15,217,092
Cash and cash equivalents	619,546	806,895
Tenant receivables and accrued revenue, net	252,774	359,208
Investment in unconsolidated entities, at equity	39,589	133,576
Deferred costs and other assets	438,399	526,101

Total assets	$11,031,088	$17,042,872

Liabilities and Partners' Deficit:
Mortgages and other indebtedness	$11,584,863	$15,582,321
Accounts payable, accrued expenses, intangibles, and deferred revenue	672,483	775,733
Other liabilities	447,132	981,711

Total liabilities	12,704,478	17,339,765
Preferred units	67,450	67,450
Partners' deficit	(1,740,840)	(364,343)

Total liabilities and partners' deficit	$11,031,088	$17,042,872

Our Share of:
Partners' deficit	$(799,911)	$(32,000)
Add: Excess Investment	2,184,133	714,515

Our net Investment in Unconsolidated Entities, at equity	$1,384,222	$682,515

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

            As of December 31, 2012, scheduled principal repayments on joint venture properties' mortgages and other indebtedness are as follows:

2013	$1,286,591
2014	1,095,731
2015	2,029,553
2016	1,106,436
2017	1,367,851
Thereafter	4,693,145

Total principal maturities	11,579,307
Net unamortized debt premiums and discounts	5,556

Total mortgages and other indebtedness	$11,584,863

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

            This debt becomes due in installments over various terms extending through 2034 with interest rates ranging from 0.48% to 9.35% and a weighted average rate of 5.06% at December 31, 2012.

	For the Year Ended December 31,
	2012	2011	2010
STATEMENTS OF OPERATIONS
Revenue:
Minimum rent	$1,487,554	$1,424,038	$1,365,466
Overage rent	176,609	140,822	125,239
Tenant reimbursements	691,564	660,354	655,144
Other income	171,698	150,949	181,210

Total revenue	2,527,425	2,376,163	2,327,059
Operating Expenses:
Property operating	477,338	460,235	446,358
Depreciation and amortization	506,820	485,794	482,836
Real estate taxes	178,739	167,608	174,617
Repairs and maintenance	65,163	64,271	63,185
Advertising and promotion	55,175	50,653	48,205
Provision for (recovery of) credit losses	1,824	4,496	(85)
Other	170,510	148,110	130,195

Total operating expenses	1,455,569	1,381,167	1,345,311

Operating Income	1,071,856	994,996	981,748
Interest expense	(599,400)	(593,408)	(589,769)
Loss from unconsolidated entities	(1,263)	(1,263)	—

Income from Continuing Operations	471,193	400,325	391,979
Loss from operations of discontinued joint venture interests	(20,311)	(57,961)	(60,470)
(Loss) Gain on disposal of discontinued operations, net	(5,354)	347,640	39,676

Net Income	$445,528	$690,004	$371,185

Third-Party Investors' Share of Net Income	$239,931	$384,384	$234,799

Our Share of Net Income	205,597	305,620	136,386
Amortization of Excess Investment	(83,400)	(50,562)	(48,329)
Our Share of Loss (Gain) on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	9,245	(173,820)	(20,305)
Our Share of Impairment Charge from Investments in Unconsolidated Entities, net	—	—	8,169

Income from Unconsolidated Entities	$131,442	$81,238	$75,921

            Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, is presented in Income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Our share of the loss (gain) on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

7.    Investments in Unconsolidated Entities (Continued)

  2012 Dispositions

            In July 2012, we disposed of our interest in an unconsolidated mall, and in August 2012 we disposed of our interest in three other non-core unconsolidated properties. Our share of the net loss on disposition was $9.2 million.

  2011 Dispositions

            In April 2011, we disposed of our interest in an unconsolidated mall, resulting in a gain of $7.8 million.

  2010 Impairment

            In December 2010, we recognized an $8.2 million non-cash impairment charge representing our share of impairment on a joint venture investment in a property in Italy for which the decline in value below our carrying amount was deemed other-than-temporary.

8.    Indebtedness and Derivative Financial Instruments

            Our mortgages and other indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2012	2011
Fixed-Rate Debt:
Mortgages and other notes, including $101,104 and $54,250 net premiums, respectively. Weighted average interest and maturity of 5.85% and 4.4 years at December 31, 2012.	$7,677,204	$5,566,600
Unsecured notes, including $38,847 and $29,178 net discounts, respectively. Weighted average interest and maturity of 5.09% and 7.1 years at December 31, 2012.	13,400,154	10,640,775

Total Fixed-Rate Debt	21,077,358	16,207,375
Variable-Rate Debt:
Mortgages and other notes, at face value. Weighted average interest and maturity of 2.57% and 1.5 years at December 31, 2012.	442,152	1,286,401
Credit Facility (see below)	1,593,497	952,664

Total Variable-Rate Debt	2,035,649	2,239,065

Total Mortgages and Other Indebtedness	$23,113,007	$18,446,440

            General.    Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2012, we are in compliance with all covenants of our unsecured debt.

            At December 31, 2012, we or our subsidiaries were the borrowers under 78 non-recourse mortgage notes secured by mortgages on 78 properties, including seven separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 27 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2012, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Unsecured Debt

            At December 31, 2012, our unsecured debt consisted of $13.4 billion of senior unsecured notes, $1.3 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, and $259.2 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The December 31, 2012 balance on the Credit Facility included $1.2 billion (U.S. dollar equivalent) of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of a portion of our international investments.

            On December 31, 2012, we had an aggregate available borrowing capacity of $4.4 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the year ended December 31, 2012 was $3.1 billion and the weighted average outstanding balance was $1.9 billion. Letters of credit of $45.2 million were outstanding under the Credit Facility as of December 31, 2012.

            The Credit Facility's initial borrowing capacity of $4.0 billion can be increased at our sole option to $5.0 billion during its term. The Credit Facility will initially mature on October 30, 2015 and can be extended for an additional year at our sole option. The base interest rate on the Credit Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money market competitive bid option program that allows us to hold auctions to achieve lower pricing for short-term borrowings. The Credit Facility also includes a $2.0 billion multi-currency tranche.

            On June 1, 2012, we entered into the Supplemental Facility with an initial borrowing capacity of $2.0 billion which can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. The base interest rate on the Supplemental Facility is LIBOR plus 100 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the second quarter of 2012, we moved $285.0 million (U.S. dollar equivalent) of Yen-denominated borrowings from the Credit Facility to the Supplemental Facility.

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

            On December 17, 2012, we issued $750.0 million of senior unsecured notes at a fixed interest rate of 1.50% with a maturity date of February 2018 and $500.0 million of senior unsecured notes at a fixed interest rate of 2.75% with a maturity date of February 2023. Proceeds from the unsecured notes offerings were used to pay down borrowings on the Credit Facility and fund general working capital requirements.

            During 2012, we redeemed at par $231.0 million of senior unsecured notes with fixed rates ranging from 5.75% to 6.88%.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

Secured Debt

            Total secured indebtedness was $8.0 billion and $6.8 billion at December 31, 2012 and 2011, respectively. During 2012, we repaid $536.2 million in mortgage loans with a weighted average interest rate of 3.95%, unencumbering 19 properties, and repaid the outstanding balance of a $735.0 million secured term loan in full.

            As a result of the acquisition of additional interests in properties in the Mills transaction in March 2012, as further discussed in Note 7, we consolidated nine properties encumbered by property-level mortgage debt totaling $2.6 billion. This property-level mortgage debt was previously presented as debt of our unconsolidated entities. We and our joint venture partner had equal ownership in these properties prior to the transaction.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2012 are as follows:

2013	$821,637
2014	2,337,975
2015	2,098,028
2016	5,642,023
2017	3,281,808
Thereafter	8,869,279

Total principal maturities	23,050,750
Net unamortized debt premium	62,257

Total mortgages and other indebtedness	$23,113,007

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2012	2011	2010
Cash paid for interest	$1,122,223	$979,436	$1,015,989

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

            We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

            The fair value of our interest rate swap agreements is a net liability balance of $1.5 million and $10.0 million at December 31, 2012 and 2011, respectively, and is included in other liabilities. The interest rate cap agreements were of nominal value at December 31, 2012 and 2011, and we generally do not apply hedge accounting to these arrangements. In addition, the unamortized loss of our treasury locks and terminated hedges recorded in accumulated other

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

8.    Indebtedness and Derivative Financial Instruments (Continued)

comprehensive income (loss) was $78.0 million and $89.7 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, our outstanding LIBOR based derivative contracts consisted of:

  •
  interest rate cap protection agreements with a notional amount of $442.4 million which mature in July 2013 and June 2014, and

  •
  fixed rate swap agreements with a notional amount of $483.7 million which have a weighted average fixed pay rate of 2.52% and a weighted average variable receive rate of 0.58%.

            Within the next year, we expect to reclassify to earnings approximately $13.2 million of losses related to active and terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss). The amount of ineffectiveness relating to cash flow hedges recognized in income during the periods presented was not significant.

            Our joint ventures may also enter into interest rate swaps or caps, which are recorded at fair value on the joint venture balance sheets. Included in our accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 is our share of the joint ventures' accumulated derivative losses of $0.4 million and $14.0 million, respectively.

Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and other indebtedness was $21.0 billion and $15.9 billion as of December 31, 2012 and 2011, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2012	2011
Fair value of fixed-rate mortgages and other indebtedness	$23,373	$17,905
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.24%	3.60%

9.    Rentals under Operating Leases

            Future minimum rentals to be received under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2012 are as follows:

2013	$2,572,612
2014	2,363,435
2015	2,083,716
2016	1,810,189
2017	1,524,365
Thereafter	4,079,160

$14,433,477

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

	2012	2011
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Noncontrolling redeemable interests in properties	152,469	242,408

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$178,006	$267,945

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

            7.5% Cumulative Redeemable Preferred Units    This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units on or after November 10, 2013, or earlier upon the occurrence of certain tax triggering events such as death of the initial holder, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon Property. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or fully registered shares of common stock of Simon Property.

Permanent Equity

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    Distributions accrue quarterly at an annual rate of 8 3/8% per unit. We can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. These preferred units were issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2012 and 2011 was $4.9 million and $5.2 million, respectively. There are 1,000,000 preferred units authorized and 796,948 issued and outstanding.

Unit Issuances and Repurchases

            In 2012, 31 limited partners exchanged 921,676 units for an equal number of shares of common stock of Simon Property pursuant to our partnership agreement. In addition, The Melvin Simon Family Enterprises Trust exchanged 6,526,245 units for 5,873,620 shares of Simon Property common stock on September 25, 2012. These transactions increased Simon Property's ownership interest in us.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

            We issued 712 units to Simon Property related to employee stock options exercised during 2012. We used the net proceeds from the option exercises for general working capital purposes.

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

            On December 4, 2012, we issued 205,335 units in connection with the acquisition of the remaining 50% noncontrolling interest in two outlet properties as discussed in Note 4.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $15.3 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

            The Simon Property Group 1998 Stock Incentive Plan.    We, along with Simon Property, have a stock incentive plan, or the 1998 plan, which provided for the grant of awards with respect to the equity of Simon Property, in the form of options to purchase shares of Simon Property common stock, or Options, stock appreciation rights, or SARs, restricted stock grants and performance unit awards, collectively, Awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 17,300,000 shares of Simon Property common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires Simon Property to purchase units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options.

            Administration.    The 1998 plan is administered by Simon Property's Compensation Committee of the Board of Directors, or the Compensation Committee. The Compensation Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the Compensation Committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the Compensation Committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant.

            Awards for Eligible Directors.    Directors of Simon Property who are not employees or employees of affiliates of Simon Property, or eligible directors, receive awards under the 1998 plan. Currently, each eligible director receives on the first day of the first calendar month following his or her initial election an award of restricted stock with a value of $82,500 (pro-rated for partial years of service). Thereafter, as of the date of each annual meeting of stockholders, eligible directors who are re-elected receive an award of restricted stock having a value of $82,500. In addition, eligible directors who serve as chairpersons of the standing committees receive an additional annual award of restricted stock having a value of $10,000 (in the case of the Audit and Compensation Committees) or $7,500 (in the case of the Governance and Nominating Committees). The Lead Independent Director also receives an annual restricted stock award having a value of $12,500. The restricted stock vests in full after one year.

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

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants of Simon Property. These awards are all performance based and are based on various corporate and business unit performance measures as further described below. In the aggregate, we recorded compensation expense, net of capitalization, related to these stock based compensation arrangements of approximately $31.8 million, $26.2 million, and $21.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

            LTIP Programs.    On March 16, 2010, the Compensation Committee approved three long-term performance based incentive compensation programs, or the 2010 LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by us, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance benchmarks, are achieved during the performance period. Once earned, LTIP units will become the equivalent of units only after a two year service-based vesting period, beginning after the end of the performance period. Awarded LTIP units not earned are forfeited. During the performance period, participants are entitled to receive on the LTIP units awarded to them distributions equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per unit. The 2010 LTIP programs had one, two and three year performance periods, which ended on December 31, 2010, 2011 and 2012, respectively. In the first quarter of 2011, the Compensation Committee determined the extent to which the performance measures were achieved and 133,673 LTIP units were earned under the one-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2012 and 2013. In the first quarter of 2012, the Compensation Committee determined the extent to which performance measures were achieved and 337,006 LTIP units were earned under the two-year 2010 LTIP program and, pursuant to the award agreements, will vest in two equal installments in 2013 and 2014.

            During July 2011, the Compensation Committee approved a new three-year long-term performance based incentive compensation program, or the 2011-2013 LTIP program, and awarded LTIP units to certain senior executive officers. The 2011-2013 LTIP program has a three year performance period ending on December 31, 2013. During March 2012, the Compensation Committee approved a three-year long-term performance based incentive compensation program, or the 2012-2014 LTIP program, and awarded LTIP units to certain senior executive officers. The 2012-2014 LTIP program has a three year performance period ending December 31, 2014 and will be considered earned if, and only to the extent to which, applicable TSR performance benchmarks are achieved during the performance period. One-half of the earned LTIP units will vest on January 1 of each of the second and third years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates.

            The 2010 LTIP program awards have an aggregate grant date fair value, adjusted for estimated forfeitures, of $7.2 million for the one-year program, $14.8 million for the two-year program and $23.0 million for the three-year program. Both the 2011-2013 LTIP program and 2012-2014 LTIP program have aggregate grant date fair values of $35.0 million, adjusted for estimated forfeitures. Grant date fair values were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the TSR benchmarks are achieved, if the required service is delivered throughout the performance period. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, become vested.

            Restricted Stock.    The 1998 plan also provides for shares of restricted common stock of Simon Property to be granted to certain employees at no cost to those employees, subject to achievement of certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a three or four-year period (equally

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

each year) beginning on January 1 of each year. The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is charged to earnings ratably over the vesting period. Through December 31, 2012 a total of 5,340,313 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2012	2011	2010
Restricted stock awarded during the year, net of forfeitures	114,066	116,885	116,726
Weighted average fair value of shares granted during the year	$146.70	$110.12	$85.17
Amortization expense	$14,001	$14,018	$16,839

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of a long-term employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. The award vests in one-third increments on July 5th of 2017, 2018 and 2019, subject to continued employment. The grant date fair value of the retention award was $120.3 million which is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis.

            Information relating to employee options from December 31, 2009 through December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price Per Share
Shares under option at December 31, 2009	505,682	$28.88

Granted	—	—
Exercised (none were forfeited during the period)	(178,683)	23.03

Shares under option at December 31, 2010	326,999	$29.75

Granted	—	—
Exercised (none were forfeited during the period)	(324,720)	29.61

Shares under option at December 31, 2011	2,279	$50.17

Granted	—	—
Exercised (none were forfeited during the period)	(712)	50.17

Shares under option at December 31, 2012	1,567	$50.17

(1)
Since 2001, we have not granted any options to officers, directors or employees, except for a series of reload options we assumed as part of a prior business combination.

            All 1,567 options outstanding at December 31, 2012, are exercisable and have an exercise price of $50.17 and a weighted average life of 1.17 years.

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

10.    Equity (Continued)

Exchange Rights

            Limited partners have the right under our partnership agreement to exchange all or any portion of their units for shares of Simon Property common stock on a one-for-one basis or cash, as determined by Simon Property in its sole discretion. If Simon Property selects cash, Simon Property cannot cause us to redeem the exchanged units for cash without contributing cash to us as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, Simon Property will be deemed to have elected to exchange the units for shares of Simon Property common stock. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon Property's common stock at that time. The number of shares of Simon Property's common stock issued pursuant to the exercise of the exchange right will be the same as the number of units exchanged.

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

Lease Commitments

            As of December 31, 2012, a total of 28 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2013 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. Some of these leases also include escalation clauses and renewal options. We incurred ground lease expense, which is included in other expense, as follows:

	For the Year Ended December 31,
	2012	2011	2010
Ground lease expense	$43,421	$42,284	$36,750

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

11.    Commitments and Contingencies (Continued)

            Future minimum lease payments due under these ground leases for years ending December 31, excluding applicable extension options, are as follows:

2013	$26,950
2014	28,196
2015	28,921
2016	29,097
2017	29,106
Thereafter	889,307

$1,031,577

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

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2012 and 2011, we guaranteed joint venture related mortgage or other indebtedness of $84.9 million and $30.2 million, respectively. Mortgages guaranteed by us are secured by the property of the joint venture and that property could be sold in order to satisfy the outstanding obligation.

Concentration of Credit Risk

            Our malls, Premium Outlets, The Mills, and community/lifestyle centers rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2012 and 2011 as approximately $143 million and $140 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

Simon Property Group, L.P. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except unit and per unit amounts and where indicated as in millions or billions)

12.    Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non-owned properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Amounts charged to unconsolidated joint ventures	$119,534	$125,306	$118,905
Amounts charged to properties owned by related parties	4,416	4,353	4,308

            During 2012, 2011 and 2010, we recorded interest income of $2.0 million, $9.8 million and $9.9 million respectively, net of inter-entity eliminations, related to the loans that we have provided to TMLP and SPG-FCM. In addition, during 2012, 2011 and 2010, we recorded development, royalty and other fees related to our international investments of $15.5 million, $12.3 million, and $10.8 million, respectively, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

13.    Quarterly Financial Data (Unaudited)

            Quarterly 2012 and 2011 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenue	$1,118,969	$1,188,066	$1,228,617	$1,344,431
Operating income	516,721	524,327	564,953	614,598
Consolidated net income	781,829	260,936	306,371	370,496
Net income attributable to unitholders	778,407	257,768	302,595	367,091
Net income per unit — Basic	$2.18	$0.71	$0.84	$1.01
Net income per unit — Diluted	$2.18	$0.71	$0.84	$1.01
Weighted average units outstanding	356,625,936	364,300,150	362,631,726	361,713,583
Diluted weighted average units outstanding	356,627,046	364,301,192	362,632,796	361,714,637
2011
Total revenue	$1,019,874	$1,040,861	$1,074,360	$1,171,337
Operating income	451,949	470,260	484,556	536,389
Consolidated net income	219,666	250,522	333,781	441,931
Net income attributable to unitholders	216,242	247,271	330,639	437,937
Net income per unit — Basic	0.61	0.70	0.93	1.24
Net income per unit — Diluted	0.61	0.70	0.93	1.24
Weighted average units outstanding	353,245,003	353,569,511	354,544,663	354,638,440
Diluted weighted average units outstanding	353,455,294	353,604,093	354,567,135	354,649,075

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

March 4, 2013

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 4, 2013
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	March 4, 2013
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 4, 2013
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 4, 2013
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 4, 2013
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 4, 2013
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 4, 2013

Signature	Capacity	Date

/s/ KAREN N. HORN Karen N. Horn	Director	March 4, 2013
/s/ ALLAN HUBBARD Allan Hubbard	Director	March 4, 2013
/s/ DANIEL C. SMITH Daniel C. Smith	Director	March 4, 2013
/s/ STEPHEN E. STERRETT Stephen E. Sterrett	Senior Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 4, 2013
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 4, 2013

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Malls
Anderson Mall	Anderson, SC	$20,849	$1,712	$15,227	$851	$20,545	$2,563	$35,772	$38,335	$16,772	1972
Arsenal Mall	Watertown (Boston), MA	560	14,714	47,680	—	9,483	14,714	57,163	71,877	22,232	1999 (4)
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	11,158	5,478	70,898	76,376	27,294	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	64,481	10,886	85,410	96,296	49,695	1981
Battlefield Mall	Springfield, MO	125,000	3,919	27,231	3,000	62,542	6,919	89,773	96,692	57,633	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,111	10,464	51,734	62,198	24,863	1980
Bowie Town Center	Bowie (Washington, D.C.), MD	—	2,710	65,044	235	7,170	2,945	72,214	75,159	29,912	2001
Boynton Beach Mall	Boynton Beach (Miami), FL	—	22,240	78,804	4,666	27,431	26,906	106,235	133,141	48,423	1985
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	27,131	39,500	236,333	275,833	97,144	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	23,033	11,306	55,464	66,770	27,424	1994 (4)
Brunswick Square	East Brunswick (New York), NJ	78,189	8,436	55,838	—	32,327	8,436	88,165	96,601	44,428	1973
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	95,324	66,200	398,942	465,142	147,321	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	74,644	33,684	172,931	206,615	76,170	1972
Charlottesville Fashion Square	Charlottesville, VA	—	—	54,738	—	18,530	—	73,268	73,268	31,308	1997 (4)
Chautauqua Mall	Lakewood, NY	—	3,116	9,641	—	16,082	3,116	25,723	28,839	13,469	1971
Chesapeake Square	Chesapeake (Virginia Beach), VA	66,502	11,534	70,461	—	19,273	11,534	89,734	101,268	49,251	1989
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	48,983	1,613	64,245	65,858	36,779	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	43,966	1,723	60,211	61,934	32,033	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	25,705	17,441	92,285	109,726	40,407	1987
Copley Place	Boston, MA	—	—	378,045	—	100,167	—	478,212	478,212	150,522	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	19,025	13,556	112,655	126,211	64,184	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	56,062	25,947	129,153	155,100	45,228	1998 (4)
Cottonwood Mall	Albuquerque, NM	—	10,122	69,958	—	6,704	10,122	76,662	86,784	39,731	1996
Domain, The	Austin, TX	204,405	40,436	197,010	—	138,250	40,436	335,260	375,696	66,311	2005
Edison Mall	Fort Myers, FL	—	11,529	107,350	—	31,240	11,529	138,590	150,119	56,765	1997 (4)
Empire Mall	Sioux Falls, SD	176,300	35,998	192,186	—	3,454	35,998	195,640	231,638	7,443	1998 (5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	80,161	29,145	200,740	229,885	73,035	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	28,814	8,485	111,530	120,015	34,470	2004

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Forest Mall	Fond Du Lac, WI	—	721	4,491	—	8,864	721	13,355	14,076	8,885	1973
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	219,010	—	495,577	495,577	174,529	1992
Great Lakes Mall	Mentor (Cleveland), OH	—	12,302	100,362	—	22,491	12,302	122,853	135,155	54,179	1961
Greenwood Park Mall	Greenwood (Indianapolis), IN	77,549	2,423	23,445	5,253	115,808	7,676	139,253	146,929	59,907	1979
Gulf View Square	Port Richey (Tampa), FL	—	13,690	39,991	1,688	17,882	15,378	57,873	73,251	28,468	1980
Haywood Mall	Greenville, SC	—	11,585	133,893	6	21,633	11,591	155,526	167,117	78,018	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	34,528	5,042	80,326	85,368	38,595	1994 (4)
Ingram Park Mall	San Antonio, TX	142,009	733	17,163	73	22,993	806	40,156	40,962	25,147	1979
Irving Mall	Irving (Dallas), TX	—	6,737	17,479	2,533	39,951	9,270	57,430	66,700	35,859	1971
Jefferson Valley Mall	Yorktown Heights (New York), NY	—	4,868	30,304	—	26,948	4,868	57,252	62,120	34,350	1983
King of Prussia — The Court & The Plaza	King of Prussia (Philadelphia), PA	137,022	175,063	1,128,200	—	38,109	175,063	1,166,309	1,341,372	57,957	2003 (5)
Knoxville Center	Knoxville, TN	—	5,006	21,617	3,712	32,740	8,718	54,357	63,075	33,102	1984
La Plaza Mall	McAllen, TX	—	1,375	9,828	6,569	49,809	7,944	59,637	67,581	27,555	1976
Laguna Hills Mall	Laguna Hills (Los Angeles), CA	—	27,928	55,446	—	14,865	27,928	70,311	98,239	30,324	1997 (4)
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	16,465	10,102	98,033	108,135	45,620	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	70,361	38,058	562,772	600,830	223,056	1998 (4)
Lima Mall	Lima, OH	—	7,659	35,338	—	13,126	7,659	48,464	56,123	24,387	1965
Lincolnwood Town Center	Lincolnwood (Chicago), IL	—	7,834	63,480	—	7,609	7,834	71,089	78,923	42,987	1990
Lindale Mall	Cedar Rapids, IA	—	14,106	58,286	—	1,213	14,106	59,499	73,605	3,091	1998 (5)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	43,362	22,214	148,612	170,826	55,154	1998 (4)
Longview Mall	Longview, TX	—	259	3,567	124	8,762	383	12,329	12,712	7,001	1978
Mall at Chestnut Hill, The	Chestnut Hill (Boston), MA	—	449	25,102	—	5,774	449	30,876	31,325	4,400	2002 (5)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	6,563	47,492	333,196	380,688	114,566	1999 (5)
Maplewood Mall	St. Paul (Minneapolis), MN	—	17,119	80,758	—	23,994	17,119	104,752	121,871	34,363	2002 (4)
Markland Mall	Kokomo, IN	—	—	7,568	—	16,355	—	23,923	23,923	12,193	1968
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	24,179	10,530	33,694	44,224	7,931	1973
Melbourne Square	Melbourne, FL	—	15,762	55,891	4,160	28,565	19,922	84,456	104,378	36,439	1982

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	42,010	65,684	265,262	330,946	118,948	1997 (4)
Mesa Mall	Grand Junction, CO	87,250	12,784	80,639	—	479	12,784	81,118	93,902	4,330	1998 (5)
Midland Park Mall	Midland, TX	84,664	687	9,213	—	23,098	687	32,311	32,998	17,344	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	30,560	4,776	48,652	53,428	34,316	1973
Montgomery Mall	North Wales (Philadelphia), PA	82,303	27,105	86,915	2,279	38,443	29,384	125,358	154,742	40,300	2004 (5)
Muncie Mall	Muncie, IN	—	172	5,776	52	27,587	224	33,363	33,587	19,415	1970
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	150,838	19,138	163,804	182,942	81,628	1971
Northfield Square	Bourbonnais , IL	25,894	362	53,396	—	3,362	362	56,758	57,120	37,771	2004 (5)
Northgate Mall	Seattle, WA	—	24,369	115,992	—	96,300	24,369	212,292	236,661	82,221	1987
Northlake Mall	Atlanta, GA	—	33,400	98,035	—	3,694	33,400	101,729	135,129	67,719	1998 (4)
Northwoods Mall	Peoria, IL	—	1,185	12,779	2,164	38,570	3,349	51,349	54,698	31,587	1983
Oak Court Mall	Memphis, TN	—	15,673	57,304	—	9,622	15,673	66,926	82,599	33,577	1997 (4)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	29,219	20,404	154,164	174,568	62,088	1998 (4)
Orange Park Mall	Orange Park (Jacksonville), FL	—	12,998	65,121	—	41,605	12,998	106,726	119,724	51,597	1994 (4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	42,165	35,514	172,071	207,585	71,335	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	68,870	24,544	100,287	2,279	10,622	26,823	110,909	137,732	62,695	2003 (4)
Paddock Mall	Ocala, FL	—	11,198	39,727	—	21,179	11,198	60,906	72,104	24,616	1980
Penn Square Mall	Oklahoma City, OK	96,422	2,043	155,958	—	36,779	2,043	192,737	194,780	82,924	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	43,692	4,452	198,760	203,212	68,554	2004 (5)
Phipps Plaza	Atlanta, GA	—	16,725	210,610	2,225	37,651	18,950	248,261	267,211	99,917	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	180,271	15,493	279,560	—	47,922	15,493	327,482	342,975	87,560	2004 (4)
Port Charlotte Town Center	Port Charlotte, FL	47,074	5,471	58,570	—	15,535	5,471	74,105	79,576	37,559	1989
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	40,794	4,895	43,607	48,502	23,019	1972
Richmond Town Square	Richmond Heights (Cleveland), OH	—	2,600	12,112	—	55,979	2,600	68,091	70,691	49,129	1966
River Oaks Center	Calumet City (Chicago), IL	—	30,560	101,224	—	12,187	30,560	113,411	143,971	52,256	1997 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	39,672	41,918	251,929	293,847	97,163	1998 (4)
Rolling Oaks Mall	San Antonio, TX	—	1,929	38,609	—	13,768	1,929	52,377	54,306	30,420	1988
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	48	48,594	163,208	750,602	913,810	300,608	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	85,760	23,541	175,963	199,504	80,243	1986
Rushmore Mall	Rapid City, SD	94,000	18,839	67,364	—	662	18,839	68,026	86,865	4,410	1998 (5)
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	24,670	10,400	112,534	122,934	42,272	1998 (4)
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	2,629	13,521	241,375	254,896	7,283	2007 (4)(5)(6)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	43,463	24,917	169,303	194,220	63,938	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	156,347	101,200	457,842	559,042	148,427	1998 (4)
Southdale Center	Edina (Minneapolis), MN	152,834	43,154	184,967	—	28,426	43,154	213,393	256,547	5,976	2007 (4)(5)(6)
Southern Hills Mall	Sioux City, IA	101,500	15,025	75,984	—	483	15,025	76,467	91,492	4,204	1998 (5)
Southern Park Mall	Youngstown, OH	—	16,982	77,767	97	26,514	17,079	104,281	121,360	49,986	1970
SouthPark	Charlotte, NC	191,933	42,092	188,055	100	169,654	42,192	357,709	399,901	131,496	2002 (4)
Southridge Mall	Greendale (Milwaukee), WI	124,000	12,284	129,411	2,389	14,879	14,673	144,290	158,963	5,067	2007 (4)(5)(6)
St. Charles Towne Center	Waldorf (Washington, D.C.), MD	—	7,710	52,934	1,180	30,482	8,890	83,416	92,306	44,345	1990
Stanford Shopping Center	Palo Alto (San Francisco), CA	240,000	—	339,537	—	14,593	—	354,130	354,130	100,075	2003 (4)
Summit Mall	Akron , OH	65,000	15,374	51,137	—	45,290	15,374	96,427	111,801	40,458	1965
Sunland Park Mall	El Paso, TX	29,626	2,896	28,900	—	9,462	2,896	38,362	41,258	24,744	1988
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	83,980	37,803	209,806	247,609	84,581	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	46,612	8,414	55,051	63,465	36,266	1973
Town Center at Aurora	Aurora (Denver), CO	—	9,959	56,832	6	57,375	9,965	114,207	124,172	54,298	1998 (4)
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	163,508	64,200	470,825	535,025	183,348	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	200,000	32,355	158,225	—	17,561	32,355	175,786	208,141	72,445	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	43,045	12,633	61,524	74,157	36,939	1975
Towne West Square	Wichita, KS	49,998	972	21,203	61	13,061	1,033	34,264	35,297	22,329	1980

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	37,072	14,191	110,062	124,253	51,005	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	—	32,185	15,638	153,147	168,785	70,132	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	53,686	23,768	165,844	189,612	118,204	1996 (4)
Upper Valley Mall	Springfield, OH	44,060	8,421	38,745	—	10,746	8,421	49,491	57,912	23,549	1979
Valle Vista Mall	Harlingen, TX	40,000	1,398	17,159	329	20,701	1,727	37,860	39,587	22,531	1983
Virginia Center Commons	Glen Allen, VA	—	9,764	50,547	4,149	14,528	13,913	65,075	78,988	27,445	1991
Walt Whitman Shops	Huntington Station (New York), NY	118,262	51,700	111,258	3,789	74,283	55,489	185,541	241,030	74,742	1998 (4)
Washington Square	Indianapolis, IN	25,749	6,319	36,495	—	11,673	6,319	48,168	54,487	45,266	1974
West Ridge Mall	Topeka, KS	65,778	5,453	34,132	1,168	23,810	6,621	57,942	64,563	31,382	1988
Westminster Mall	Westminster (Los Angeles), CA	—	43,464	84,709	—	34,387	43,464	119,096	162,560	47,449	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	54,921	5,126	90,613	95,739	35,220	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	11,197	15,881	139,473	155,354	64,214	2002 (4)
Woodland Hills Mall	Tulsa, OK	94,036	34,211	187,123	—	15,645	34,211	202,768	236,979	83,941	2004 (5)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	4,771	3,900	101,830	105,730	33,371	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	97	13,640	13,952	57,327	71,279	20,626	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	3,801	2,370	28,127	30,497	16,611	2004 (4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	105,967	11,560	77,856	—	2,185	11,560	80,041	91,601	10,066	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	20,368	1,745	12,529	—	223	1,745	12,752	14,497	3,408	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	482	63,684	17,152	288,405	305,557	76,517	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	2,768	12,986	187,758	200,744	49,589	2004 (4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	50,423	3,175	59,863	5,311	3,719	8,486	63,582	72,068	24,339	2004 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	—	3,926	659	121,931	122,590	42,486	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,318	14,117	75,838	89,955	13,306	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	2,340	3,592	109,896	113,488	34,390	2004 (4)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,797	7,900	19,289	27,189	8,939	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	9,236	3,440	347,915	351,355	87,907	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	12,565	2,857	59,874	62,731	21,592	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	104,311	15,807	182,412	—	2,749	15,807	185,161	200,968	25,617	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	3,751	9,060	54,032	63,092	21,344	2004 (4)
Gaffney Premium Outlets	Gaffney (Greenville/Charlotte), SC	36,964	4,056	32,371	—	1,417	4,056	33,788	37,844	5,084	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	6,743	9,630	200,865	210,495	61,503	2004 (4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	—	9,497	201,586	—	—	9,497	201,586	211,083	1,581	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	112,611	6,421	121,880	—	1,049	6,421	122,929	129,350	18,480	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	25,124	—	27,949	—	756	—	28,705	28,705	4,716	2010 (4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington DC), MD	89,037	3,576	85,883	—	355	3,576	86,238	89,814	10,973	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	9,090	69,350	—	47,261	9,090	116,611	125,701	21,868	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	4,554	6,416	108,567	114,983	28,934	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	69,882	15,390	50,979	—	74,770	15,390	125,749	141,139	24,880	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	5,785	2,800	45,331	48,131	13,963	2004 (4)
Kittery Premium Outlets	Kittery , ME	—	11,832	94,994	—	6,525	11,832	101,519	113,351	25,052	2004 (4)
Las Americas Premium Outlets	San Diego, CA	180,000	45,168	251,878	—	5,673	45,168	257,551	302,719	40,325	2007 (4)
Las Vegas Premium Outlets — North	Las Vegas, NV	—	25,435	134,973	16,536	68,054	41,971	203,027	244,998	58,867	2004 (4)
Las Vegas Premium Outlets — South	Las Vegas, NV	—	13,085	160,777	—	22,512	13,085	183,289	196,374	41,640	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	15,447	1,758	10,189	—	839	1,758	11,028	12,786	1,955	2010 (4)
Lee Premium Outlets	Lee, MA	50,844	9,167	52,212	—	851	9,167	53,063	62,230	8,290	2010 (4)
Leesburg Corner Premium Outlets	Leesburg (Washington D.C.), VA	—	7,190	162,023	—	3,734	7,190	165,757	172,947	53,590	2004 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	1,904	5,670	30,808	36,478	14,388	2004 (4)
Lighthouse Place Premium Outlets	Michigan City, IN	—	6,630	94,138	—	7,570	6,630	101,708	108,338	37,036	2004 (4)
Livermore Premium Outlets	Livermore (San Francisco), CA	—	21,925	310,941	—	—	21,925	310,941	332,866	1,401	2012
Merrimack Premium Outlets	Merrimack, NH	—	17,028	118,428	—	—	17,028	118,428	135,456	3,125	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	2,370	11,400	47,393	58,793	16,094	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	2,498	2,143	38,695	40,838	10,248	2004 (4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	1,903	4,300	134,228	138,528	41,324	2004 (4)
Orlando Premium Outlets — International Dr	Orlando, FL	—	32,727	472,815	—	1,944	32,727	474,759	507,486	44,992	2010 (4)
Orlando Premium Outlets — Vineland Ave	Orlando, FL	—	14,040	304,410	20,808	47,276	34,848	351,686	386,534	85,753	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	5,419	9,460	91,223	100,683	30,680	2004 (4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	235	13,322	13,945	27,267	8,466	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	15,621	16,676	120,870	137,546	31,542	2006
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	962	4,317	20,006	24,323	3,817	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL — Milwaukee), WI	96,364	16,823	126,686	—	2,477	16,823	129,163	145,986	14,405	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	72,152	20,586	114,021	—	1,577	20,586	115,598	136,184	13,429	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	1,732	8,129	63,682	71,811	7,454	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	33,555	12,229	75,102	87,331	23,300	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	748	14,706	83,000	97,706	28,133	2005
San Marcos Premium Outlets	San Marcos (Austin — San Antonio), TX	142,834	13,180	287,179	—	1,513	13,180	288,692	301,872	27,599	2010 (4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	33,750	—	137,472	137,472	36,061	2004 (4)

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	8,070	6,092	65,740	71,832	23,677	2004 (4)
The Crossings Premium Outlets	Tannersville , PA	115,000	7,720	172,931	—	10,764	7,720	183,695	191,415	49,419	2004 (4)
Vacaville Premium Outlets	Vacaville , CA	—	9,420	84,850	—	9,299	9,420	94,149	103,569	34,681	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	3,977	22,630	81,293	103,923	27,338	2004 (4)
Waterloo Premium Outlets	Waterloo , NY	—	3,230	75,277	—	6,954	3,230	82,231	85,461	29,648	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	102,862	10,323	223,789	—	995	10,323	224,784	235,107	21,926	2010 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	15,264	12,768	877,823	890,591	229,166	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	7,897	4,900	289,928	294,828	82,913	2004 (4)
The Mills
Great Mall	Milpitas (San Jose), CA	270,000	70,496	463,101	—	2,611	70,496	465,712	536,208	13,733	2007 (4)(5)(6)
Gurnee Mills	Gurnee (Chicago), IL	321,000	41,133	297,911	—	427	41,133	298,338	339,471	9,121	2007 (4)(5)(6)
Opry Mills	Nashville, TN	383,925	51,000	327,503	—	6,750	51,000	334,253	385,253	9,324	2007 (4)(5)(6)
Potomac Mills	Woodbridge (Washington, D.C.), VA	410,000	61,771	425,370	—	12,577	61,771	437,947	499,718	13,339	2007 (4)(5)(6)
Sawgrass Mills	Sunrise (Miami), FL	820,000	194,002	1,638,612	—	18,484	194,002	1,657,096	1,851,098	46,697	2007 (4)(5)(6)
Community/Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	2,207	10,428	77,540	87,968	4,440	2011 (4)
Arboretum	Austin, TX	—	7,640	36,774	71	12,434	7,711	49,208	56,919	19,781	1998 (4)
Bloomingdale Court	Bloomingdale (Chicago), IL	25,562	8,422	26,184	—	12,718	8,422	38,902	47,324	20,772	1987
Charles Towne Square	Charleston, SC	—	—	1,768	370	10,636	370	12,404	12,774	9,008	1976
Chesapeake Center	Chesapeake (Virginia Beach), VA	—	4,410	11,241	—	—	4,410	11,241	15,651	7,126	1989
Concord Mills Marketplace	Concord (Charlotte), NC	12,492	8,261	21,717	—	—	8,261	21,717	29,978	703	2007 (4)(5)(6)
Countryside Plaza	Countryside (Chicago), IL	—	332	8,507	2,554	9,898	2,886	18,405	21,291	9,558	1977
Dare Centre	Kill Devil Hills, NC	—	—	5,702	—	336	—	6,038	6,038	1,801	2004 (4)
DeKalb Plaza	King of Prussia (Philadelphia), PA	2,530	1,955	3,405	—	1,182	1,955	4,587	6,542	2,284	2003 (4)
Empire East	Sioux Falls, SD	—	3,350	10,552	—	1,151	3,350	11,703	15,053	451	1998 (5)
Forest Plaza	Rockford, IL	18,074	4,132	16,818	453	12,329	4,585	29,147	33,732	13,292	1985
Gateway Centers	Austin, TX	—	24,549	81,437	—	11,282	24,549	92,719	117,268	30,691	2004 (4)
Great Lakes Plaza	Mentor (Cleveland), OH	—	1,028	2,025	—	3,820	1,028	5,845	6,873	2,242	1976
Greenwood Plus	Greenwood (Indianapolis), IN	—	1,129	1,792	—	4,568	1,129	6,360	7,489	3,488	1979

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Henderson Square	King of Prussia (Philadelphia), PA	13,632	4,223	15,124	—	838	4,223	15,962	20,185	4,341	2003 (4)
Highland Lakes Center	Orlando, FL	—	7,138	25,284	—	2,118	7,138	27,402	34,540	20,064	1991
Keystone Shoppes	Indianapolis, IN	—	—	4,232	2,118	1,317	2,118	5,549	7,667	2,309	1997 (4)
Lake Plaza	Waukegan (Chicago), IL	—	2,487	6,420	—	1,173	2,487	7,593	10,080	4,271	1986
Lake View Plaza	Orland Park (Chicago), IL	15,618	4,702	17,543	—	13,211	4,702	30,754	35,456	16,390	1986
Lakeline Plaza	Cedar Park (Austin), TX	16,933	5,822	30,875	—	8,913	5,822	39,788	45,610	17,475	1998
Lima Center	Lima, OH	—	1,781	5,151	—	7,850	1,781	13,001	14,782	6,334	1978
Lincoln Crossing	O'Fallon (St. Louis), IL	—	674	2,192	—	845	674	3,037	3,711	1,558	1990
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	3,483	—	24,782	24,782	12,071	2003 (4)
MacGregor Village	Cary, NC	—	502	8,897	—	320	502	9,217	9,719	2,264	2004 (4)
Mall of Georgia Crossing	Buford (Atlanta), GA	24,934	9,506	32,892	—	960	9,506	33,852	43,358	15,014	2004 (5)
Markland Plaza	Kokomo, IN	—	206	738	—	6,180	206	6,918	7,124	3,649	1974
Martinsville Plaza	Martinsville, VA	—	—	584	—	461	—	1,045	1,045	818	1967
Matteson Plaza	Matteson (Chicago), IL	—	1,771	9,737	—	3,577	1,771	13,314	15,085	7,640	1988
Muncie Towne Plaza	Muncie, IN	7,039	267	10,509	87	1,836	354	12,345	12,699	5,712	1998
Naples Outlet Center	Naples, FL	16,005	1,514	519	—	14	1,514	533	2,047	300	2010 (4)
New Castle Plaza	New Castle, IN	—	128	1,621	—	1,511	128	3,132	3,260	1,749	1966
North Ridge Plaza	Joliet (Chicago), IL	—	2,831	7,699	—	4,510	2,831	12,209	15,040	6,454	1985
North Ridge Shopping Center	Raleigh, NC	12,500	385	12,838	—	1,075	385	13,913	14,298	3,388	2004 (4)
Northwood Plaza	Fort Wayne, IN	—	148	1,414	—	1,990	148	3,404	3,552	2,192	1974
Palms Crossing	McAllen, TX	37,747	13,496	45,925	—	9,252	13,496	55,177	68,673	13,279	2006
Regency Plaza	St. Charles (St. Louis), MO	—	616	4,963	—	582	616	5,545	6,161	2,987	1988

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

			Initial Cost (3)		Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
Name	Location	Encumbrances (7)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Date of Construction or Acquisition
Richardson Square	Richardson (Dallas), TX	—	6,285	—	990	15,137	7,275	15,137	22,412	2,601	1977
Rockaway Commons	Rockaway (New York), NJ	—	5,149	26,435	—	8,289	5,149	34,724	39,873	10,859	1998 (4)
Rockaway Town Plaza	Rockaway (New York), NJ	—	—	18,698	2,225	3,089	2,225	21,787	24,012	5,380	2004
Shops at Arbor Walk, The	Austin, TX	42,662	930	42,546	—	4,871	930	47,417	48,347	10,709	2005
Shops at North East Mall, The	Hurst (Dallas), TX	—	12,541	28,177	402	4,770	12,943	32,947	45,890	17,475	1999
St. Charles Towne Plaza	Waldorf (Washington, D.C.), MD	—	8,377	18,993	—	3,952	8,377	22,945	31,322	12,341	1987
Terrace at the Florida Mall	Orlando, FL	—	2,150	7,623	—	5,457	2,150	13,080	15,230	6,546	1989
Tippecanoe Plaza	Lafayette, IN	—	—	745	234	5,231	234	5,976	6,210	3,639	1974
University Center	Mishawaka, IN	—	3,071	7,413	—	1,954	3,071	9,367	12,438	8,398	1980
Washington Plaza	Indianapolis, IN	—	941	1,697	—	1,220	941	2,917	3,858	2,615	1976
Waterford Lakes Town Center	Orlando, FL	—	8,679	72,836	—	15,723	8,679	88,559	97,238	43,632	1999
West Ridge Plaza	Topeka, KS	—	1,376	4,560	—	2,380	1,376	6,940	8,316	3,571	1988
White Oaks Plaza	Springfield, IL	14,079	3,169	14,267	—	4,140	3,169	18,407	21,576	8,916	1986
Wolf Ranch Town Center	Georgetown (Austin), TX	—	21,403	51,547	—	10,847	21,403	62,394	83,797	16,969	2004
Other Properties
Factory Stores of America — Lebanon	Lebanon, MO	—	24	214	—	41	24	255	279	222	2004 (4)
Florida Keys Outlet Center	Florida City, FL	10,645	1,560	1,748	—	863	1,560	2,611	4,171	759	2010 (4)
Huntley Outlet Center	Huntley, IL	29,776	3,495	2,027	—	273	3,495	2,300	5,795	503	2010 (4)
Outlet Marketplace	Orlando , FL	—	3,367	1,557	—	92	3,367	1,649	5,016	550	2010 (4)
The Shoppes at Branson Meadows	Branson , MO	—	—	5,205	—	640	—	5,845	5,845	2,149	2004 (4)
Development Projects
Phoenix Premium Outlet	Chandler (Phoenix), AZ	—	—	19,315	—	—	—	19,315	19,315	—
Other pre-development costs		—	115,220	66,662	—	—	115,220	66,662	181,882	1,822
Other		—	2,614	9,343	—	908	2,614	10,251	12,865	1,989

		$8,018,252	3,486,463	$24,763,596	$250,419	$5,423,899	$3,736,882	$30,187,495	$33,924,377	$8,836,695

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2012

(Dollars in thousands)

(1)    Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$29,333,330	$27,192,223	$25,023,715
Acquisitions and consolidations (5)	4,438,848	2,068,452	2,200,102
Improvements	833,083	552,455	273,255
Disposals and deconsolidations	(680,884)	(479,800)	(304,849)

Balance, close of year	$33,924,377	$29,333,330	$27,192,223

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2012 was $27,028,879. We utilize bonus depreciation for tax purposes when available.

(2)       Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation and amortization for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Balance, beginning of year	$8,148,170	$7,485,821	$6,806,670
Depreciation expense	1,069,607	906,554	874,450
Disposals and deconsolidations	(381,082)	(244,205)	(195,299)

Balance, close of year	$8,836,695	$8,148,170	$7,485,821

            Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as noted below.

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

(4)
Not developed/constructed by us or our predecessors. The date of construction represents the initial acquisition date for assets in which we have acquired multiple interests.

(5)
Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.

(6)
Amounts represent preliminary purchase price allocation and are subject to change upon finalization.

(7)
Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.

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

10.3*

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

10.7*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).
10.8*

Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).

10.9*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Simon Property Group, Inc.'s Current Report on Form 8-K filed on July 7, 2011).
10.10*

Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 to Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 11, 2012).

10.11*	Form of Series 2012 Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Quarterly Report on Form 10-Q filed May 8, 2012).
10.12*

Option Agreement to acquire the Excluded Retail Property (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 1993 filed by a predecessor of Simon Property Group, L.P.).

10.13

Voting Agreement dated as of June 20, 2004 among the Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Simon Property Group,  L.P. on June 22, 2004).

10.14	$4,000,000,000 Credit Agreement dated as of October 5, 2011 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed October 7, 2011).
10.15	$2,000,000,000 Credit Agreement dated as of June 1, 2012 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed June 4, 2012).
12	Statement regarding computation of ratios.
21	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements.

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