Form 10-Q
period 2014-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2014-05-07
CIK 1022344

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Form 10-Q
INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$35,598,458	$35,126,344
Less — accumulated depreciation	10,309,988	10,067,743

	25,288,470	25,058,601
Cash and cash equivalents	1,013,368	1,716,863
Tenant receivables and accrued revenue, net	530,479	581,482
Investment in unconsolidated entities, at equity	2,347,523	2,433,399
Investment in Klépierre, at equity	2,010,771	2,014,415
Deferred costs and other assets	1,564,988	1,519,814

Total assets	$32,755,599	$33,324,574

LIABILITIES:
Mortgages and unsecured indebtedness	$23,186,610	$23,588,531
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,259,452	1,374,113
Cash distributions and losses in partnerships and joint ventures, at equity	1,139,034	1,091,591
Other liabilities	198,610	257,222

Total liabilities	25,783,706	26,311,457

Commitments and contingencies
Preferred units, at liquidation value, and noncontrolling redeemable interests in properties	107,612	190,485
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	44,308	44,390
General Partner, 310,658,536 and 310,608,565 units outstanding, respectively	5,829,985	5,805,016
Limited Partners, 52,822,430 and 51,846,157 units outstanding, respectively	991,294	968,962

Total partners' equity	6,865,587	6,818,368
Nonredeemable noncontrolling (deficit) interests in properties, net	(1,306)	4,264

Total equity	6,864,281	6,822,632

Total liabilities and equity	$32,755,599	$33,324,574

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2014	2013
REVENUE:
Minimum rent	$828,920	$777,907
Overage rent	33,784	37,699
Tenant reimbursements	372,639	338,969
Management fees and other revenues	30,607	29,729
Other income	49,041	30,754

Total revenue	1,314,991	1,215,058

EXPENSES:
Property operating	121,087	109,910
Depreciation and amortization	326,461	316,633
Real estate taxes	114,252	109,705
Repairs and maintenance	36,916	29,725
Advertising and promotion	24,571	21,259
Provision for credit losses	5,209	2,734
Home and regional office costs	35,288	34,894
General and administrative	14,855	14,509
Other	20,480	18,000

Total operating expenses	699,119	657,369

OPERATING INCOME	615,872	557,689
Interest expense	(268,151)	(285,026)
Income and other taxes	(6,938)	(13,193)
Income from unconsolidated entities	57,423	54,231
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	2,897	20,767

CONSOLIDATED NET INCOME	401,103	334,468
Net income attributable to noncontrolling interests	523	2,461
Preferred unit requirements	1,313	1,313

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$399,267	$330,694

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$341,648	283,138
Limited Partners	57,619	47,556

Net income attributable to unitholders	$399,267	$330,694

BASIC EARNINGS PER UNIT
Net income attributable to unitholders	$1.10	$0.91

DILUTED EARNINGS PER UNIT
Net income attributable to unitholders	$1.10	$0.91

Consolidated net income	$401,103	$334,468
Unrealized (loss) gain on derivative hedge agreements	(7,533)	7,070
Net loss reclassified from accumulated other comprehensive income into earnings	2,697	1,511
Currency translation adjustments	13,733	1,048
Changes in available-for-sale securities and other	479	(184)

Comprehensive income	410,479	343,913
Comprehensive income attributable to noncontrolling interests	523	2,461

Comprehensive income attributable to unitholders	$409,956	$341,452

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$401,103	$334,468
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	330,562	321,974
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(2,897)	(20,767)
Straight-line rent	(11,779)	(10,596)
Equity in income of unconsolidated entities	(57,423)	(54,231)
Distributions of income from unconsolidated entities	51,636	43,247
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	63,058	77,923
Deferred costs and other assets	(12,005)	(22,212)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(100,804)	(119,293)

Net cash provided by operating activities	661,451	550,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(85,459)	(51,564)
Funding of loans to related parties	(13,367)	(18,399)
Capital expenditures, net	(207,655)	(199,906)
Cash impact from the consolidation of properties	5,402	—
Net proceeds from sale of assets	—	73,209
Investments in unconsolidated entities	(45,861)	(15,669)
Purchase of marketable and non-marketable securities	(5,211)	—
Proceeds from sale of marketable and non-marketable securities	—	1,376
Distributions of capital from unconsolidated entities	124,676	198,726

Net cash used in investing activities	(227,475)	(12,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	(82)	121
Purchase of noncontrolling interest in consolidated properties	(89,818)	—
Distributions to noncontrolling interest holders in properties	(12,751)	(2,046)
Partnership distributions	(455,281)	(417,619)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,810,496	642,698
Mortgage and unsecured indebtedness principal payments	(2,390,035)	(1,115,992)

Net cash used in financing activities	(1,137,471)	(892,838)

DECREASE IN CASH AND CASH EQUIVALENTS	(703,495)	(354,552)
CASH AND CASH EQUIVALENTS, beginning of period	1,716,863	1,184,518

CASH AND CASH EQUIVALENTS, end of period	$1,013,368	$829,966

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2014, we owned or held an interest in 307 income-producing properties in the United States, which consisted of 156 malls, 66 Premium Outlets, 61 community/lifestyle centers, 13 Mills, and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. Internationally, as of March 31, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. In 2013, as further discussed in Note 5, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of March 31, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On December 13, 2013, we announced a plan to spin off our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls into an independent, publicly traded REIT (Washington Prime Group Inc., or Washington Prime). The spin-off is expected to be effectuated through a pro rata special distribution of all of the outstanding common shares of Washington Prime to holders of Simon Property common stock as of the distribution record date, and is intended to qualify as a tax-free distribution for U.S. federal income tax purposes. At the time of the separation and distribution, Washington Prime will own a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that is approximately equal to the percentage of outstanding units of partnership interest of the Operating Partnership, or units, owned by Simon Property. The remaining units of Washington Prime Group. L.P. will be owned by limited partners of the Operating Partnership. We expect the transaction will become effective by the end of May 2014. The transaction is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that Washington Prime's registration statement on Form 10 is effective, filing and approval of Washington Prime's listing application on the New York Stock Exchange, customary third party consents, and formal approval and declaration of the distribution by our Board of Directors, not all of which have occurred prior to the date of this filing. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

            These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2013 Annual Report on Form 10-K.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            As of March 31, 2014, we consolidated 221 wholly-owned properties and 15 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 91 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 68 of the 91 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Canada, Mexico, Malaysia, and the five properties through our joint venture with McArthurGlen comprise 20 of the remaining 23 properties. The international properties are managed locally by joint ventures in which we share control of the properties.

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon Property owns a majority of our units and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon Property preferred stock. Simon Property's weighted average ownership interest in us was 85.6% for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, Simon Property's ownership interest in us was 85.5% and 85.7%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

            Preferred unit requirements in the accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units held by limited partners and are recorded when declared.

  Reclassifications

            We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2014 presentation. These reclassifications had no impact on previously reported net income attributable to unitholders or earnings per unit.

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

            The types of securities included in the investment portfolio of our captive insurance subsidiaries typically include U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than 1 to 10 years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiaries is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment charge is recorded and a new cost basis is established. Subsequent changes are then recognized through other comprehensive income (loss) unless another other-than-temporary impairment is deemed to have occurred. Net unrealized gains recorded in other comprehensive income (loss) as of March 31, 2014 and December 31, 2013 were approximately $1.6 million and $1.1 million, respectively, and represent the valuation and related currency adjustments for our marketable securities.

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

            At March 31, 2014 and December 31, 2013, we had investments of $118.8 million in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            We held marketable securities that totaled $152.7 million and $148.3 million at March 31, 2014 and December 31, 2013, respectively, that were primarily classified as having Level 1 fair value inputs. In addition, we have derivative instruments which are classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $1.0 million and $1.2 million at March 31, 2014 and December 31, 2013, respectively, and a gross asset value of $4.6 million and $8.4 million at March 31, 2014 and December 31, 2013, respectively. We also have interest rate cap agreements with nominal values.

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

            The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within preferred units, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. There are no noncontrolling interests redeemable at amounts in excess of fair value. As discussed in Note 9, on January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of properties, which accounted for substantially all of the reduction in the balance of preferred units, at liquidation value, and noncontrolling redeemable interests in properties during the quarter ended March 31, 2014.

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three months ended March 31, 2014 and 2013, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2014	2013
Noncontrolling nonredeemable (deficit) interests in properties, net — beginning of period	$4,264	$(877)
Net Income attributable to noncontrolling nonredeemable interests	31	3
Distributions to noncontrolling nonredeemable interestholders	(11,731)	(59)
Purchase and disposition of noncontrolling interests, net, and other	6,130	2

Noncontrolling nonredeemable (deficit) interests in properties, net — end of period	$(1,306)	$(931)

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) by component consisted of the following as of March 31, 2014:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(27,755)	$(61,833)	$1,134	$(88,454)
Other comprehensive income (loss) before reclassifications	13,733	(7,533)	479	6,679
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,697	—	2,697

Net current-period other comprehensive income (loss)	13,733	(4,836)	479	9,376

Ending balance	$(14,022)	$(66,669)	$1,613	$(79,078)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net
	$(2,697)	$(1,511)	Interest expense

	$(2,697)	$(1,511)

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

            As of March 31, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$91.1 million
Interest Rate Caps	5	$247.2 million

            The carrying value of our interest rate swaps, at fair value, is a liability balance of $0.2 million as of March 31, 2014 and is included in other liabilities. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2013, was a net asset balance of $3.0 million, of which $0.4 million was included in other liabilities and $3.4 million was included in deferred costs and other assets. The interest rate caps were of nominal value at March 31, 2014 and December 31, 2013 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥1.5 billion remains as of March 31, 2014 for all forward contracts that we expect to receive through January 5, 2015. The March 31, 2014 asset balance related to these forward contracts was $4.6 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the fourth quarter of 2013, we entered into a Euro:USD forward contract with a €74.0 million notional value maturing on May 30, 2014 which we designated as a net investment hedge. The March 31, 2014 and December 31, 2013 liability balance related to this forward contract was $0.8 million and is included in other liabilities. We apply hedge accounting and the change in fair value for this forward contract is reported in other comprehensive income. Changes in the value of this forward contract are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $66.7 million and $61.8 million as of March 31, 2014 and December 31, 2013, respectively.

  New Accounting Pronouncements

            In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. We have early adopted ASU No. 2014-08 and will apply the revised definition to all disposals on a prospective basis. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

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

	For the Three Months Ended March 31,
	2014	2013
Net Income attributable to Unitholders — Basic & Diluted	$399,267	$330,694

Weighted Average Units Outstanding — Basic	363,008,959	362,051,682
Effect of stock options of Simon Property	—	203

Weighted Average Units Outstanding — Diluted	363,008,959	362,051,885

            For the three months ended March 31, 2014, potentially dilutive securities include long-term incentive performance units, or LTIP units. No securities had a dilutive effect for the three months ended March 31, 2014. The only security that had a dilutive effect for the three months ended March 31, 2013 were stock options of Simon Property. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. We held joint venture ownership interests in 71 properties in the United States as of March 31, 2014 and 73 properties as of December 31, 2013. We held interests in nine joint venture properties in Japan as of March 31, 2014 and December 31, 2013. We held interests in three joint venture properties in South Korea as of March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, we also held interests in one joint venture property in Mexico, one joint venture property in Malaysia, and one joint venture property in Canada. Also in 2013, as discussed below, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. We account for these joint venture properties using the equity method of accounting.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2014 and December 31, 2013, we had construction loans and other advances to related parties totaling $153.7 million and $140.3 million, respectively, which are included in deferred costs and other assets.

  Unconsolidated Property Transactions

            On January 30, 2014, as discussed in Note 9, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $2.7 million in the first quarter of 2014. As a result of this acquisition, we now own 100% of this property.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

  European Investments

            At March 31, 2014, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $44.67 per share. Our share of net income, net of amortization of our excess investment, was $4.8 million and $9.5 million for the three months ended March 31, 2014 and 2013, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $367.3 million, $166.7 million and $52.9 million, respectively, for the three months ended March 31, 2014 and $364.8 million, $157.4 million and $44.3 million, respectively, for the three months ended March 31, 2013. On April 16, 2014, Klépierre completed the disposal of a portfolio of Carrefour-anchored retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds will be used by Klépierre to reduce its overall indebtedness.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen and a noncontrolling interest in a development property located in Vancouver, British Colombia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlets in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). At March 31, 2014, our legal ownership interests in these entities range from 22.5% to 90%. Subsequent to the quarter ended March 31, 2014, we purchased additional noncontrolling interests in Ashford Designer Outlets, bringing our legal ownership interest in this entity to 45%. The aggregate consideration for the 2013 transactions, which is subject to further adjustment based upon contractual obligations and customary purchase price adjustments, was approximately $496.7 million. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $516.7 million and $510.7 million as of March 31, 2014 and December 31, 2013, respectively. Substantially all of our investment has been deemed excess investment and has been preliminarily allocated to the underlying investment property based on estimated fair values. The preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

            We also have a minority interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. These investments are accounted for under the cost method. At March 31, 2014 and December 31, 2013, the carrying value of these investments was $115.4 million and is included in deferred costs and other assets.

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $265.3 million and $261.1 million as of March 31, 2014 and December 31, 2013, respectively; including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $91.3 million and $76.4 million as of March 31, 2014 and December 31, 2013, respectively; including all related components of accumulated other comprehensive income (loss).

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows.

BALANCE SHEETS

	March 31, 2014	December 31, 2013
Assets:
Investment properties, at cost	$16,019,083	$15,824,689
Less - accumulated depreciation	5,339,813	5,294,578

	10,679,270	10,530,111
Cash and cash equivalents	747,103	792,751
Tenant receivables and accrued revenue, net	287,777	310,320
Investment in unconsolidated entities, at equity	28,832	38,352
Deferred costs and other assets	520,058	586,622

Total assets	$12,263,040	$12,258,156

Liabilities and Partners' Deficit:
Mortgages	$13,013,998	$13,024,257
Accounts payable, accrued expenses, intangibles, and deferred revenue	977,038	849,107
Other liabilities	542,950	514,822

Total liabilities	14,533,986	14,388,186
Preferred units	67,450	67,450
Partners' deficit	(2,338,396)	(2,197,480)

Total liabilities and partners' deficit	$12,263,040	$12,258,156

Our Share of:
Partners' deficit	$(763,064)	$(717,776)
Add: Excess Investment	1,971,553	2,059,584

Our net Investment in unconsolidated entities, at equity	$1,208,489	$1,341,808

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

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2014	2013
Minimum rent	$436,519	$394,153
Overage rent	48,932	47,767
Tenant reimbursements	197,452	184,399
Other income	112,908	42,074

Total revenue	795,811	668,393
Property operating	164,150	115,869
Depreciation and amortization	156,077	127,686
Real estate taxes	56,812	54,706
Repairs and maintenance	20,614	16,164
Advertising and promotion	19,088	15,921
Provision for credit losses	3,230	1,245
Other	53,060	35,682

Total operating expenses	473,031	367,273

Operating Income	322,780	301,120
Interest expense	(155,199)	(147,486)

Income from Continuing Operations	167,581	153,634
Loss from operations of discontinued joint venture interests	—	(320)

Net Income	$167,581	$153,314

Third-Party Investors' Share of Net Income	$89,313	$83,766

Our Share of Net Income	78,268	69,548
Amortization of Excess Investment	(25,598)	(24,829)

Income from Unconsolidated Entities	$52,670	$44,719

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

6. Debt

  Unsecured Debt

            At March 31, 2014, our unsecured debt consisted of $14.4 billion of senior unsecured notes, net of discounts, $657.4 million outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $216.4 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. At March 31, 2014, the Credit Facility had a capacity of $4.0 billion including a $2.0 billion multi-currency tranche, an initial maturity of October 30, 2015, an interest rate of LIBOR plus 95 basis points and an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money-market competitive bid option program that allows us to hold auctions to achieve lower pricing for short term borrowings. The entire balance on the Credit Facility at March 31, 2014 consisted of Euro-denominated borrowings and the entire

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On March 31, 2014, we had an aggregate available borrowing capacity of $5.1 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the three months ended March 31, 2014 was $1.2 billion and the weighted average outstanding balance was $973.2 million. Letters of credit of $41.7 million were outstanding under the two credit facilities as of March 31, 2014.

            On April 7, 2014, we amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion can now be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date was extended to June 30, 2018 and can be extended for an additional year at our sole option. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points with the additional facility fee reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of March 31, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            On January 21, 2014, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

            During the three months ended March 31, 2014, we used cash on hand to redeem at par or repay at maturity $716.1 million of senior unsecured notes with fixed rates ranging from 4.9% to 6.75%.

  Mortgage Debt

            Total mortgage indebtedness was $7.6 billion and $8.2 billion at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, we added $370.0 million in new mortgage loans on six previously unencumbered properties which are expected to be part of the Washington Prime portfolio with a weighted average interest rate of 4.60%.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015.

  Covenants

            Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2014, we were in compliance with all covenants of our unsecured debt.

            At March 31, 2014, we or our subsidiaries are the borrowers under 66 non-recourse mortgage notes secured by mortgages on 85 properties, including eight separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 29 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $21.7 billion and $21.8 billion as of March 31, 2014 and December 31, 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
Fair value of fixed-rate mortgages and unsecured indebtedness	$23,433	$23,297
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.35%	3.07%

7. Equity

            During the three months ended March 31, 2014, one limited partner exchanged 48,725 units for an equal number of shares of common stock of Simon Property pursuant to our partnership agreement. This transaction increased Simon Property's ownership interest in us.

            On January 30, 2014, we issued 555,150 units in connection with the acquisition of the remaining 50% interest in Arizona Mills and approximately 39 acres of land in Oyster Bay, New York, as discussed in Footnote 9.

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

            LTIP Programs.    Every year since 2010, Simon Property's Compensation Committee of the Board of Directors, or Compensation Committee, has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by us, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the 2nd and 3rd years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per unit.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            From 2010 to 2014, the Compensation Committee approved LTIP grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units that were earned and the aggregate grant date fair values adjusted for estimated forfeitures, are as set forth as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP Program
1-year 2010 LTIP Program	133,673	1-year program — $7.2 million
2-year 2010 LTIP Program	337,006	2-year program — $14.8 million
3-year 2010 LTIP Program	489,654	3-year program — $23.0 million
2011-2013 LTIP Program	469,848	$35.0 million
2012-2014 LTIP Program	To be determined in 2015	$35.0 million
2013-2015 LTIP Program	To be determined in 2016	$33.5 million
2014-2016 LTIP Program	To be determined in 2017	$30.0 million

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $11.2 million and $10.2 million for the three months ended March 31, 2014 and 2013, respectively.

            Restricted Stock.    The Compensation Committee awarded 1,246 shares of Simon Property restricted stock to employees on February 26, 2014 under the Plan, at a fair market value of $161.06 per share. The fair market value of the restricted stock is being recognized as expense over the three-year vesting service period. In accordance with our partnership agreement, we issued an equal number of units to Simon Property that are subject to the same vesting conditions as the restricted stock.

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.6 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an eight-year employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units (the "Award") for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified ("Current Award") and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations ("FFO") per share. If the performance criteria have been met, a maximum of 360,000 LTIP units ("A Units"), 360,000 LTIP units ("B Units") and 280,000 LTIP units ("C Units") may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis based through the applicable vesting periods of the A Units, B Units and C Units.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2014	$44,390	$5,805,016	$968,962	$4,264	$6,822,632
Issuance of limited partner units			84,910		84,910
Limited partner units exchanged to units		911	(911)		—
Purchase and disposition of noncontrolling interests, net				6,130	6,130
Other	(82)	(12,550)	20,266		7,634
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		75,007	(75,007)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(388,263)	(65,705)	(11,731)	(466,533)
Comprehensive income, excluding $479 attributable to preferred distributions on temporary equity preferred units and $492 attributable to noncontrolling redeemable interests in properties in temporary equity	834	349,864	58,779	31	409,508

March 31, 2014	$44,308	$5,829,985	$991,294	$(1,306)	$6,864,281

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

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the insurers, remediation work has been completed. The property was re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) have denied our claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. We and our lenders are continuing our efforts through pending litigation to recover our losses under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2014 and December 31, 2013, we guaranteed joint venture related mortgage indebtedness of $201.2 million and $190.8 million, respectively (of which we have a right of recovery from our venture partners of $84.8 million and $83.0 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            During the first three months of 2014, we disposed of our interest in one unconsolidated retail property. Our share of the net gain on this disposal was $0.2 million.

            On January 30, 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner, as well as approximately 39 acres of land in Oyster Bay, New York, for approximately $145.8 million, consisting of cash consideration and 555,150 of our units. Arizona Mills is subject to a mortgage which was $166.9 million at the time of the acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $2.7 million in the first quarter of 2014. We now own 100% of this property.

            On January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of ten properties for approximately $114.4 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated was included in preferred units, at liquidation value, and noncontrolling redeemable interests in properties at December 31, 2013.

            During the first quarter of 2013, we acquired rights to the remaining interests in three unconsolidated community centers and subsequently disposed our interests in those properties. Additionally, we disposed of our interest in another community center. The aggregate gain recognized on these transactions was approximately $20.8 million.

            During 2013, as further discussed in Note 5, we acquired noncontrolling interests in the property management and development companies of McArthurGlen as well as interests in five designer outlet properties.

            On May 30, 2013 we acquired a 100% interest in a 390,000 square foot outlet center located near Portland, Oregon for cash consideration of $146.7 million. The fair value of the acquisition was recorded primarily as investment property and lease related intangibles. As a result of the excess of fair value over amounts paid, we recognized a gain of approximately $27.3 million.

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition and potential acquisition costs related to business combinations and disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2014 and 2013.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, The Mills®, and community/lifestyle centers. As of March 31, 2014, we owned or held an interest in 307 income-producing properties in the United States, which consisted of 156 malls, 66 Premium Outlets, 61 community/lifestyle centers, 13 Mills, and 11 other shopping centers or outlet centers in 38 states and Puerto Rico. We have several Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 25 properties in the U.S., Asia, and Mexico. Internationally, as of March 31, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. In 2013, we acquired noncontrolling interests in five operating properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of March 31, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On December 13, 2013, we announced a plan to spin off our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls into an independent, publicly traded REIT (Washington Prime Group Inc., or Washington Prime). The spin-off is expected to be effectuated through a pro rata special distribution of all of the outstanding common shares of Washington Prime to holders of Simon Property common stock as of the distribution record date, and is intended to qualify as a tax-free distribution for U.S. federal income tax purposes. At the time of the separation and distribution, Washington Prime will own a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that is approximately equal to the percentage of outstanding units of partnership interest of the Operating Partnership, or units, owned by Simon Property. The remaining units of Washington Prime Group. L.P. will be owned by limited partners of the Operating Partnership. We expect the transaction will become effective by the end of May 2014. The transaction is subject to certain conditions, including declaration by the U.S. Securities and Exchange Commission that Washington Prime's registration statement on Form 10 is effective, filing and approval of Washington Prime's listing application, on the New York Stock Exchange, customary third party consents, and formal approval and declaration of the distribution by our Board of Directors, not all of which have occurred prior to the date of this filing. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

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

  Results Overview

            Diluted earnings per unit, increased $0.19 during the first three months of 2014 to $1.10 from $0.91 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2014 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2014 as further discussed below,

  •
  increased lease settlement and land sale activity as further discussed below, and

  •
  a 2014 non-cash gain due to the acquisition of a controlling interest, and sale or disposal of assets and interests in unconsolidated entities, net of $2.9 million, or $0.01 per diluted unit,

  •
  partially offset by a 2013 gain due to the sale or disposal of our interests in four properties of $20.8 million, or $0.06 per diluted unit.

            Core business fundamentals during the first three months of 2014 improved compared to the first three months of 2013, primarily driven by strong leasing activity. Our share of portfolio NOI grew by 9.1% for the three month period in

2014 over the prior year period. Comparable property NOI also grew 3.7% for our portfolio of U.S. Malls and Premium Outlets. Total sales per square foot, or psf, increased 0.2% from $575 psf at March 31, 2013 to $576 psf at March 31, 2014 for the U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.2% to $42.77 psf as of March 31, 2014, from $41.05 psf as of March 31, 2013. Releasing spreads remained positive in the U.S. Malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $9.90 psf ($60.79 openings compared to $50.89 closings) as of March 31, 2014, representing a 19.5% increase over expiring payments. Ending occupancy for the U.S. Malls and Premium Outlets was 95.5% as of March 31, 2014, as compared to 94.7% as of March 31, 2013, an increase of 80 basis points.

            Our effective overall borrowing rate at March 31, 2014 on our consolidated indebtedness decreased 32 basis points to 4.70% as compared to 5.02% at March 31, 2013. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 40 basis points (4.93% at March 31, 2014 as compared to 5.33% at March 31, 2013) slightly offset by an increase in the effective overall borrowing rate on variable rate debt of two basis points (1.24% at March 31, 2014 as compared to 1.22% at March 31, 2013). At March 31, 2014, the weighted average years to maturity of our consolidated indebtedness was 5.8 years as compared to 5.4 years at December 31, 2013. Our financing activities for the three months ended March 31, 2014, included the redemption at par or repayment at maturity of $716.1 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%, a net repayment of $300.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility, and repayment of $1.1 billion in mortgage notes unencumbering two properties, partially offset by $370.0 million in new mortgage loan borrowings on six previously unencumbered properties which are expected to become part of the Washington Prime portfolio.

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

	March 31, 2014	March 31, 2013	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.6%	94.6%	+100 bps
Unconsolidated	95.1%	95.3%	-20 bps
Total Portfolio	95.5%	94.7%	+80 bps
Average Base Minimum Rent per Square Foot
Consolidated	$40.63	$38.84	4.6%
Unconsolidated	$50.23	$49.00	2.5%
Total Portfolio	$42.77	$41.05	4.2%
Total Sales per Square Foot
Consolidated	$556	$556	—
Unconsolidated	$660	$658	0.3%
Total Portfolio	$576	$575	0.2%
The Mills:
Ending Occupancy	97.7%	97.3%	+40 bps
Average Base Minimum Rent per Square Foot	$24.51	$22.81	7.5%
Total Sales per Square Foot	$530	$516	2.6%
Community/Lifestyle Centers:
Ending Occupancy	94.5%	93.9%	+60 bps
Average Base Minimum Rent per Square Foot	$14.72	$14.33	2.7%

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

            Total Sales per Square Foot.    Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the malls and The Mills and all reporting tenants in the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  Current Leasing Activities

            During the three months ended March 31, 2014, we signed 229 new leases and 494 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 2.3 million square feet of which 1.8 million square feet related to consolidated properties. During the comparable period in 2013, we signed 233 new leases and 446 renewal leases, comprising approximately 1.9 million square feet of which 1.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $54.20 per square foot in 2014 and $43.71 per square foot in 2013 with an average tenant allowance on new leases of $38.75 per square foot and $40.30 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31, 2014	March 31, 2013	%/Basis point Change
Ending Occupancy	99.3%	99.4%	-10 bps
Total Sales per Square Foot	¥92,198	¥88,643	4.01%
Average Base Minimum Rent per Square Foot	¥4,883	¥4,808	1.56%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On January 30, 2014, we acquired the remaining 50% interest in the previously unconsolidated Arizona Mills from our joint venture partner.

  •
  On January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of ten properties, seven of which we had previously consolidated.

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

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On January 10, 2014, as discussed above, we acquired one of our partner's redeemable interests in a portfolio of ten properties, seven of which were consolidated and three were unconsolidated prior to the transaction. The three unconsolidated properties remained unconsolidated following the transaction.

  •
  During the three months ended March 31, 2014, we disposed of our interest in one community center.

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

            For the purposes of the following comparison between the three months ended March 31, 2014 and 2013, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

            Minimum rents increased $51.0 million during 2014, of which the property transactions accounted for $10.8 million of the increase. Comparable rents increased $40.2 million, or 5.4%, primarily attributable to a $41.2 million increase in base minimum rents.

            Tenant reimbursements increased $33.7 million, due to a $2.6 million increase attributable to the property transactions and a $31.1 million, or 9.8%, increase in the comparable properties primarily due to utility reimbursements and annual fixed contractual increases related to common area maintenance.

            Total other income increased $18.3 million, principally as a result of the following:

  •
  a $9.4 million increase in lease settlement income,

  •
  a $7.5 million increase in land sale activity, and

  •
  $1.4 million of net other activity.

            Property operating expense increased $11.2 million primarily as a result of increased utility expenses partially due to the harsh winter.

            Repairs and maintenance expense increased $7.2 million primarily due to increased snow removal costs compared to the prior year.

            Provision for credit losses increased $2.5 million as a result of increased reserves due to an increase in tenant bankruptcies.

            Other expenses increased $2.5 million primarily due to increased legal and professional fees.

            Interest expense decreased $16.9 million primarily due to the net impact of the financing activities and reduction in the effective overall borrowing rate as previously discussed.

            Income and other taxes decreased $6.3 million primarily due to taxes related to certain of our international investments and a decrease in state income taxes.

            During the three months ended March 31, 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a gain upon consolidation of this property. Additionally, we disposed of our interest in one unconsolidated property. The aggregate gain recognized on these transactions was $2.9 million. During the three months ended March 31, 2013, we acquired rights to the remaining interests in three unconsolidated community centers and subsequently disposed of those properties. Additionally, we disposed of our interest in another community center. The aggregate gain recognized on these transactions was approximately $20.8 million.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. We minimize the use of floating rate debt and may enter into floating rate to fixed rate interest rate swaps. Floating rate debt currently comprises only 6.3% of our total consolidated debt at March 31, 2014. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $786.1 million during the three months ended March 31, 2014. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents decreased $703.5 million during the first three months of 2014 to $1.0 billion as of March 31, 2014 as further discussed under "Cash Flows" below.

            On March 31, 2014, we had an aggregate available borrowing capacity of $5.1 billion under the two credit facilities, net of outstanding borrowings of $873.7 million and letters of credit of $41.7 million. For the three months ended March 31, 2014, the maximum amount outstanding under the two credit facilities was $1.2 billion and the weighted average amount outstanding was $973.2 million. The weighted average interest rate was 1.12% for the three months ended March 31, 2014.

            We have historically had access to private and public long term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level. Simon Property also has historically had access to public equity markets.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2014 totaled $786.1 million. In addition, we had net repayments from our debt financing and repayment activities of $579.5 million in 2014. These activities are further discussed below under "Financing and Debt." During the first three months of 2014, we also:

  •
  funded the acquisition of one of our partner's remaining redeemable interests in a portfolio of ten properties, acquired the remaining 50% ownership interest in Arizona Mills from our joint venture partner, and acquired an undeveloped land parcel, the aggregate cash portion of which was $175.3 million,

  •
  paid unitholder distributions totaling $454.0 million,

  •
  paid preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $207.7 million (includes development and other costs of $3.6 million, redevelopment and expansion costs of $140.0 million, and tenant costs and other operational capital expenditures of $64.1 million), and

  •
  funded investments in unconsolidated entities of $45.9 million and construction loans to joint ventures of $13.4 million.

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

Financing and Debt

Unsecured Debt

            At March 31, 2014, our unsecured debt consisted of $14.4 billion of senior unsecured notes, net of discounts, $657.4 million outstanding under our Credit Facility, $216.4 million outstanding under our Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. At March 31, 2014, the Credit Facility had a capacity of $4.0 billion including a $2.0 billion multi-currency tranche, an initial maturity of October 30, 2015, an interest rate of LIBOR plus 95 basis points and an additional facility fee of 15 basis points. In addition, the Credit Facility provides for a money-market competitive bid option program that allows us to hold auctions to achieve lower pricing for short term borrowings. The entire balance on the Credit Facility at March 31, 2014 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On March 31, 2014, we had an aggregate available borrowing capacity of $5.1 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the three months ended March 31, 2014 was $1.2 billion and the weighted average outstanding balance was $973.2 million. Letters of credit of $41.7 million were outstanding under the two credit facilities as of March 31, 2014.

            On April 7, 2014, we amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion can now be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined.. The initial maturity date was extended to June 30, 2018 and can be extended for an additional year at our sole option. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points with the additional facility fee reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion can be increased at our sole option to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of March 31, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            On January 21, 2014, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

            During the three months ended March 31, 2014, we used cash on hand to redeem at par or repay at maturity $716.1 million of senior unsecured notes with fixed rates ranging from 4.9% to 6.75%.

  Mortgage Debt

            Total mortgage indebtedness was $7.6 billion and $8.2 billion at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, we added $370.0 million in new mortgage loans on six previously unencumbered properties which are expected to be part of the Washington Prime portfolio with a weighted average interest rate of 4.60%.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015.

  Covenants

            Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2014, we were in compliance with all covenants of our unsecured debt.

            At March 31, 2014, we or our subsidiaries are the borrowers under 66 non-recourse mortgage notes secured by mortgages on 85 properties, including eight separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 29 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2014 and December 31, 2013, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2014	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$21,722,866	4.93%	$21,826,232	5.14%
Variable Rate	1,463,744	1.24%	1,762,299	1.22%

	$23,186,610	4.70%	$23,588,531	4.84%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2013 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2014, for the remainder of 2014 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long Term Debt (1)	$384,837	$6,425,512	$5,653,272	$10,699,485	$23,163,106
Interest Payments (2)	797,587	1,863,968	1,169,201	2,433,556	6,264,312

(1)
Represents principal maturities only and therefore, excludes net premiums of $23,504.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2014.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2014, we guaranteed joint venture related mortgage indebtedness of $201.1 million (of which we have a right of recovery from our venture partners of $84.8 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            Acquisitions.    On January 30, 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner, as well as approximately 39 acres of land in Oyster Bay, New York, for approximately $145.8 million, consisting of cash consideration and 555,150 of our units. Arizona Mills is subject to a mortgage which was $166.9 million at the time of the acquisition. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $2.7 million in the first quarter of 2014. We now own 100% of this property.

            On January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of ten properties for approximately $114.4 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated was included in preferred units, at liquidation value, and noncontrolling redeemable interests in properties at December 31, 2013.

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

            During the first three months of 2014, we disposed of our interest in one unconsolidated retail property. The net gain on this disposal was $0.2 million.

Development Activity

            New Domestic Development.    During the third quarter of 2013, we began construction on Charlotte Premium Outlets, a 400,000 square foot project located in Charlotte, North Carolina. We own a 50% noncontrolling interest in this project, which is a joint venture with Tanger Factory Outlet Centers, Inc. The center is expected to open in July of 2014. Our estimated share of the cost of this project is $48.0 million.

            In addition, during the third quarter of 2013, we began construction on Twin Cities Premium Outlets, a 410,000 square foot project located in Eagan, Minnesota. We own a 35% noncontrolling interest in this project. The center is expected to open in August of 2014. Our estimated share of the cost of this project is $38.0 million.

            Domestic Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at more than 25 properties in the U.S.

            We expect our share of development costs for 2014 related to new development, redevelopment or expansion initiatives to be approximately $1.2 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 10-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2014 will be approximately $173.0 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2014 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD 81.9	$74.1	Oct. - 2014
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 68.7	$62.2	Apr. - 2015
Expansions:
Premium Outlets Punta Norte Phase 3	Mexico City, Mexico	55,000	50%	MXN 67.1	$5.1	Nov. - 2014
Toki Premium Outlets Phase 4	Gifu (Osaka), Japan	72,000	40%	JPY 1,502	$14.6	Nov. - 2014
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	259,000	50%	KRW 79,361	$74.4	Mar. - 2015

Distributions

            We paid a distribution of $1.25 per unit in the first quarter of 2014. In April, Simon Property's Board of Directors declared a quarterly common stock dividend for the fourth quarter of $1.30 per share. The distribution rate on our units is equal to the dividend rate on Simon Property's common stock. We must pay a minimum amount of distributions to maintain Simon Property's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future distributions will be determined by Simon Property's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon Property's status as a REIT.

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

            The following schedule reconciles total FFO to consolidated net income.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)

Funds from Operations	$865,333	$741,888

Increase in FFO from prior period	16.6%	14.4%

Consolidated Net Income	$401,103	$334,468
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	322,604	312,585
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	147,256	121,549
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(2,897)	(20,767)
Net income attributable to noncontrolling interest holders in properties	(523)	(2,461)
Noncontrolling interests portion of depreciation and amortization	(897)	(2,173)
Preferred unit requirements	(1,313)	(1,313)

Funds from Operations	$865,333	$741,888

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)

Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$401,103	$334,468
Income and other taxes	6,938	13,193
Interest expense	268,151	285,026
Income from unconsolidated entities	(57,423)	(54,231)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(2,897)	(20,767)

Operating Income	615,872	557,689
Depreciation and amortization	326,461	316,633

NOI of consolidated properties	$942,333	$874,322

Reconciliation of NOI of unconsolidated entities:
Net Income	$167,581	$153,314
Interest expense	155,199	147,486
Loss from operations of discontinued joint venture interests	—	320

Operating Income	322,780	301,120
Depreciation and amortization	156,077	127,685

NOI of unconsolidated entities	$478,857	$428,805

Total consolidated and unconsolidated NOI from continuing operations	$1,421,190	$1,303,127

Adjustments to NOI:
NOI of discontinued unconsolidated properties	—	(320)

Total NOI of our portfolio	$1,421,190	$1,302,807

Change in NOI from prior period	9.1%	5.7%
Add: Our share of NOI from Klépierre	66,876	67,563
Less: Joint venture partners' share of NOI	248,081	234,309

Our share of NOI	$1,239,985	$1,136,061

Increase in our share of NOI from prior period	9.1%	15.3%
Total NOI of our portfolio	$1,421,190	$1,302,807
NOI from non comparable properties (1)	374,984	293,747

Total NOI of comparable properties (2)	$1,046,206	$1,009,060

Increase in NOI of U.S. Malls and Premium Outlets that are comparable properties	3.7%

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a quantitative and qualitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2013.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A: Risk Factors in Part I of our 2013 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            During the quarter ended March 31, 2014, we issued 555,150 units of partnership interests as part of the consideration paid to acquire the remaining 50% interest in Arizona Mills and approximately 39 acres of real estate. The issuance of the units was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 6.    Exhibits

Exhibit Number		Exhibit Descriptions
10.1		Amended and Restated $4,000,000,000 Credit Agreement dated as of April 7, 2014 (incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed April 8, 2014).
10.2	*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Form 10-Q filed May 7, 2014).
10.3	*	Certificate of Designation of Series 2014 LTIP Units of Simon Property Group, L.P.
10.4	*
Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 28, 2014).
10.5	*	Amended and Restated Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P.
10.6	*	Form of Simon Property Group Executive Officer LTIP Waiver (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 28, 2014).
10.7	*	Simon Property Group CEO LTIP Unit Adjustment Waiver (incorporated by reference to Exhibit 10.3 of Simon Property Group Inc.'s Current Report on Form 8-K filed April 28, 2014).
31.1		Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMON PROPERTY GROUP, L.P.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Senior Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: May 7, 2014