Form 10-Q
period 2014-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2014-11-07
CIK 1022344

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

001-36110
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
Form 10-Q
INDEX

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$31,022,776	$30,336,639
Less — accumulated depreciation	8,728,977	8,092,794

	22,293,799	22,243,845
Cash and cash equivalents	817,998	1,691,006
Tenant receivables and accrued revenue, net	516,857	520,361
Investment in unconsolidated entities, at equity	2,458,704	2,429,845
Investment in Klépierre, at equity	1,868,461	2,014,415
Deferred costs and other assets	1,716,346	1,422,788
Total assets of discontinued operations	—	3,002,314

Total assets	$29,672,165	$33,324,574

LIABILITIES:
Mortgages and unsecured indebtedness	$21,202,360	$22,669,917
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,150,900	1,223,102
Cash distributions and losses in partnerships and joint ventures, at equity	1,166,887	1,050,278
Other liabilities	259,824	250,371
Total liabilities of discontinued operations	—	1,117,789

Total liabilities	23,779,971	26,311,457

Commitments and contingencies
Preferred units, at liquidation value, and noncontrolling redeemable interests in properties	25,537	190,485
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	44,144	44,390
General Partner, 310,782,075 and 310,608,565 units outstanding, respectively	4,977,177	5,805,016
Limited Partners, 52,852,844 and 51,846,157 units outstanding, respectively	846,439	968,962

Total partners' equity	5,867,760	6,818,368
Noncontrolling nonredeemable (deficit) interests in properties, net	(1,103)	4,264

Total equity	5,866,657	6,822,632

Total liabilities and equity	$29,672,165	$33,324,574

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Minimum rent	$740,214	$690,904	$2,190,983	$2,038,486
Overage rent	52,502	55,115	123,336	129,458
Tenant reimbursements	350,595	320,179	1,018,316	921,136
Management fees and other revenues	36,396	33,613	101,145	95,156
Other income	54,987	47,066	139,918	108,457

Total revenue	1,234,694	1,146,877	3,573,698	3,292,693

EXPENSES:
Property operating	106,742	98,993	294,318	276,561
Depreciation and amortization	281,661	279,302	849,369	824,173
Real estate taxes	97,359	93,001	291,058	273,758
Repairs and maintenance	21,416	22,746	72,838	68,689
Advertising and promotion	38,359	28,455	99,128	75,128
Provision for (recovery of) credit losses	1,769	2,398	8,635	3,947
Home and regional office costs	40,753	34,171	120,999	106,021
General and administrative	14,388	14,546	44,842	44,476
Other	24,690	24,787	62,457	59,040

Total operating expenses	627,137	598,399	1,843,644	1,731,793

OPERATING INCOME	607,557	548,478	1,730,054	1,560,900
Interest expense	(249,780)	(270,700)	(758,945)	(808,235)
Loss on extinguishment of debt	(127,573)	—	(127,573)	—
Income and other taxes	(6,589)	(7,700)	(20,078)	(29,773)
Income from unconsolidated entities	55,631	47,563	168,473	157,811
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	17,717	11,071	154,242	85,754

Consolidated income from continuing operations	296,963	328,712	1,146,173	966,457
Discontinued operations	—	38,581	67,524	135,830
Discontinued operations transaction expenses	—	—	(38,163)	—

CONSOLIDATED NET INCOME	296,963	367,293	1,175,534	1,102,287
Net income attributable to noncontrolling interests	750	1,958	1,720	6,517
Preferred unit requirements	1,313	1,313	3,939	3,939

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$294,900	$364,022	$1,169,875	$1,091,831

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$251,968	$311,675	$1,000,203	$934,749
Limited Partners	42,932	52,347	169,672	157,082

Net income attributable to unitholders	$294,900	$364,022	$1,169,875	$1,091,831

BASIC EARNINGS PER UNIT
Income from continuing operations	$0.81	$0.89	$3.14	$2.64
Discontinued operations	—	0.11	0.08	0.37

Net income attributable to unitholders	$0.81	$1.00	$3.22	$3.01

DILUTED EARNINGS PER UNIT
Income from continuing operations	$0.81	$0.89	$3.14	$2.64
Discontinued operations	—	0.11	0.08	0.37

Net income attributable to unitholders	$0.81	$1.00	$3.22	$3.01

Consolidated net income	$296,963	$367,293	$1,175,534	$1,102,287
Unrealized gain (loss) on derivative hedge agreements	5,354	(4,378)	(2,187)	897
Net loss reclassified from accumulated other comprehensive income into earnings	2,673	2,566	7,947	6,642
Currency translation adjustments	(74,029)	32,515	(56,250)	10,603
Changes in available-for-sale securities and other	(8,487)	(773)	(7,806)	(1,588)

Comprehensive income	222,474	397,223	1,117,238	1,118,841
Comprehensive income attributable to noncontrolling interests	750	1,958	1,720	6,517

Comprehensive income attributable to unitholders	$221,724	$395,265	$1,115,518	$1,112,324

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,175,534	$1,102,287
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	973,634	991,715
Loss on debt extinguishment	127,573	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(154,484)	(99,906)
Straight-line rent	(36,952)	(32,906)
Equity in income of unconsolidated entities	(169,125)	(158,663)
Distributions of income from unconsolidated entities	148,502	143,202
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	45,362	22,528
Deferred costs and other assets	(54,622)	(46,537)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(123,200)	7,173

Net cash provided by operating activities	1,932,222	1,928,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(85,459)	(308,635)
Funding of loans to related parties	(42,685)	(62,689)
Repayments of loans to related parties	105,175	—
Capital expenditures, net	(467,084)	(628,577)
Cash impact from the consolidation of properties	5,402	—
Net proceeds from sale of assets	—	248,495
Investments in unconsolidated entities	(155,815)	(113,428)
Purchase of marketable and non-marketable securities	(323,508)	(39,945)
Proceeds from sale of marketable and non-marketable securities	—	47,495
Distributions of capital from unconsolidated entities	372,560	460,071

Net cash used in investing activities	(591,414)	(397,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	(122)	181
Cash impact of Washington Prime spin-off	(33,776)	—
Redemption of limited partner units	(14,435)	—
Purchase of noncontrolling interest in consolidated properties and other	(172,652)	—
Distributions to noncontrolling interest holders in properties	(19,486)	(7,393)
Contributions from noncontrolling interest holders in properties	686	5,684
Partnership distributions	(1,402,916)	(1,254,073)
Loss on debt extinguishment	(127,573)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	2,685,376	1,242,868
Mortgage and unsecured indebtedness principal payments	(4,157,910)	(1,604,144)
Proceeds from issuance of debt related to Washington Prime properties, net	1,003,135	—

Net cash used in financing activities	(2,239,673)	(1,616,877)

DECREASE IN CASH AND CASH EQUIVALENTS (NOTE 3)	(898,865)	(85,197)
CASH AND CASH EQUIVALENTS, beginning of period	1,716,863	1,184,518

CASH AND CASH EQUIVALENTS, end of period	$817,998	$1,099,321

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2014, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 112 malls, 68 Premium Outlets, 13 Mills, and 15 other shopping centers or outlet centers in 37 states and Puerto Rico. Internationally, as of September 30, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of September 30, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of September 30, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

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

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

            As of September 30, 2014, we consolidated 134 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 81 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 58 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Canada, Mexico, Malaysia, and the five properties through our joint venture with McArthurGlen comprise 20 of the remaining 23 properties. The international properties are managed locally by joint ventures in which we share control.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon owns a majority of our units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon preferred stock. Simon's weighted average ownership interest in us was 85.5% and 85.6% for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, Simon's ownership interest in us was 85.5% and 85.7%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2014, we had marketable securities of $463.6 million generally accounted for as available-for-sale which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). We recorded in other comprehensive income (loss) a net unrealized loss of $6.7 million as of September 30, 2014 and a net unrealized gain of $1.1 million as of December 31, 2013, which represent the valuation and related currency adjustments for our marketable securities.

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

            At September 30, 2014 and December 31, 2013, we had investments of $159.5 million and $118.8 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            The marketable securities we held at September 30, 2014 and December 31, 2013 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $1.2 million at December 31, 2013, and a gross asset value of $10.8 million and $8.4 million at September 30, 2014 and December 31, 2013, respectively. We also have interest rate cap agreements with nominal values.

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

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three and nine months ended September 30, 2014 and 2013, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Noncontrolling nonredeemable (deficit) interests in properties, net — beginning of period	$(1,643)	$(1,029)	$4,264	$(877)
Net income attributable to noncontrolling nonredeemable interests	750	(8)	1,720	18
Distributions to noncontrolling nonredeemable interestholders	(509)	(71)	(18,116)	(249)
Purchase and disposition of noncontrolling interests, net, and other	299	5,294	11,029	5,294

Noncontrolling nonredeemable (deficit) interests in properties, net — end of period	$(1,103)	$4,186	$(1,103)	$4,186

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

            As discussed in Note 9, on January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of properties. During the second quarter of 2014, in connection with the resolution of all partnership disputes with related party limited partners in one of our partnerships, we contributed $83.0 million into the partnership in exchange for a new series of preferred partnership units that carry a 2.5% preferred return. Amounts due upon a future exercise of the limited partners' right to cause us to redeem their noncontrolling interests would be net of this preferred investment. Accordingly, this preferred investment contractually offsets the mezzanine liability previously recognized on the accompanying consolidated balance sheet.

            Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit. If and to the extent the value of the redemption right exceeds the fair value of the limited partners' interests in the partnership, earnings will be charged. There are no noncontrolling interests redeemable at amounts in excess of fair value at September 30, 2014.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) by component consisted of the following as of September 30, 2014:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(27,755)	$(61,833)	$1,134	$(88,454)
Other comprehensive income (loss) before reclassifications	(56,250)	(2,187)	(7,806)	(66,243)
Amounts reclassified from accumulated other comprehensive income (loss)	—	7,947	—	7,947

Net current-period other comprehensive income (loss)	(56,250)	5,760	(7,806)	(58,296)

Ending balance	$(84,005)	$(56,073)	$(6,672)	$(146,750)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net	$(7,947)	$(6,642)	Interest expense

	$(7,947)	$(6,642)

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

            As of September 30, 2014, we had no outstanding interest rate derivatives. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2013, was a net asset balance of $3.0 million, of which $0.4 million was included in other liabilities and $3.4 million was included in deferred costs and other assets. The interest rate caps were of nominal value at December 31, 2013 and we generally do not apply hedge accounting to these arrangements.

            We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Japan and Europe. We use currency forward contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

and net investments. Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥41.9 million remains as of September 30, 2014 for all Yen forward contracts which mature through January 5, 2015. The September 30, 2014 asset balance related to these forward contracts was $0.2 million and is included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the third quarter of 2014, we entered into Euro:USD forward contracts, which were designated as net investment hedges, with an aggregate €150.0 million notional value which mature through August 11, 2017. The September 30, 2014 asset balance related to these forward contracts was $10.7 million and is included in deferred costs and other assets. In the fourth quarter of 2013, we entered into a Euro:USD forward contract with a €74.0 million notional value, which we designated as a net investment hedge, that matured on May 30, 2014. The liability balance related to this forward contract was $0.8 million and included in other liabilities as of December 31, 2013. We apply hedge accounting to these forward contracts and report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $56.1 million and $61.8 million as of September 30, 2014 and December 31, 2013, respectively.

New Accounting Pronouncements

            In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, but can be early-adopted. We early adopted ASU 2014-08 and are applying the revised definition to all disposals on a prospective basis, including the spin-off of Washington Prime as further discussed below. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

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

Transaction Expenses

            We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the nine months ended September 30, 2014 and 2013.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime, an independent, publicly traded REIT. The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of our outstanding units owned by Simon. The remaining units of Washington Prime Group, L.P. were owned by our limited partners who received one Washington Prime Group, L.P. unit for every two units they owned. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from recently completed unsecured debt and mortgage debt as part of the spin-off.

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

            The following is a summary of the assets and liabilities transferred to Washington Prime as part of the spin-off (dollars in thousands):

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

            The results of the discontinued operations through the May 28, 2014 date of the spin-off are included in the consolidated results for the nine months ended September 30, 2014. Summarized financial information for discontinued

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

operations for the three month period ended September 30, 2013, and nine month periods ended September 30, 2014 and 2013 is as follows (dollars in thousands).

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2014	2013
TOTAL REVENUE	$155,379	$262,652	$461,184
Property operating	27,713	43,175	77,533
Depreciation and amortization	46,771	76,992	137,171
Real estate taxes	20,144	32,474	58,501
Repairs and maintenance	5,001	10,331	15,890
Advertising and promotion	2,270	3,340	6,215
Provision for credit losses	376	1,494	260
Other	1,017	2,028	3,371

Total operating expenses	103,292	169,834	298,941
OPERATING INCOME	52,087	92,818	162,243
Interest expense	(13,791)	(26,076)	(41,247)
Income and other taxes	(68)	(112)	(170)
Income from unconsolidated entities	353	652	852
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	242	14,152

CONSOLIDATED NET INCOME	38,581	67,524	135,830
Net income attributable to noncontrolling interests	5,547	9,781	19,542

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$33,034	$57,743	$116,288

            Capital expenditures on a cash basis (in millions) for the three month period ended September 30, 2013 were $24.7 million, and for the nine month periods ended September 30, 2014 and 2013 were $31.9 million and $67.2 million, respectively.

            We and Washington Prime entered into property management and transitional services agreements in connection with the spin-off whereby we will provide certain services to Washington Prime and its properties. Pursuant to the terms of the property management agreements, we manage, lease, and maintain Washington Prime's mall properties under the direction of Washington Prime. In exchange, Washington Prime pays us annual fixed rate property management fees ranging from 2.5% to 4.0% of base minimum and percentage rents, reimburses us for direct out-of-pocket costs and expenses and also pays us separate fees for any leasing and development services we provide. The property management agreements have an initial term of two years with automatic one year renewals unless terminated. Either party may terminate the property management agreements on or after the two-year anniversary of the spin-off upon 180 days prior written notice.

            We also provide certain support services to the Washington Prime strip centers and certain of its central functions to assist Washington Prime as it establishes its stand-alone processes for various activities that were previously provided by us and does not constitute significant continuing support of Washington Prime's operations. These services include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover costs of providing these services. The transition services agreement will terminate no later than two years following the date of the spin-off subject to a minimum notice period equal to the shorter of 180 days or one-half of the original service period.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            Management and transitional services fees earned for the three and nine month periods ended September 30, 2014 were not significant.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income attributable to Unitholders — Basic and Diluted	$294,900	$364,022	$1,169,875	$1,091,831

Weighted Average Units Outstanding — Basic	363,645,178	362,454,880	363,421,835	362,322,136
Effect of stock options of Simon	—	—	—	67

Weighted Average Units Outstanding — Diluted	363,645,178	362,454,880	363,421,835	362,322,203

            For the nine months ended September 30, 2014, potentially dilutive securities include long-term incentive performance units, or LTIP units. No securities had a dilutive effect for the nine months ended September 30, 2014. The only security that had a dilutive effect for the nine months ended September 30, 2013 were stock options of Simon. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 81 properties as of September 30, 2014.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of September 30, 2014 and December 31, 2013, we had construction loans and other advances to related parties totaling $81.3 million and $140.3 million, respectively, which are included in deferred costs and other assets.

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

            As discussed in Notes 1 and 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests and the net assets and liabilities of these properties are included in the total assets and total liabilities of discontinued operations, respectively, in the accompanying summary financial information.

  European Investments

            At September 30, 2014, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $44.00 per share. Our share of net income, net of amortization of our excess investment, was $138.7 million for the nine months ended September 30, 2014, which includes the disposal gain discussed below, and $23.8 million for the nine months ended September 30, 2013. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $949.9 million, $431.7 million and $1.3 billion, respectively, for the nine months ended September 30, 2014 and $1.1 billion, $538.6 million and $231.5 million, respectively, for the nine months ended September 30, 2013. On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in "Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net" in the accompanying consolidated statements of operations and comprehensive income. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders will receive 1.14 Klépierre ordinary shares for each Corio ordinary share. The transaction, which is subject to shareholder approval, is expected to close in the first quarter of 2015.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen and a noncontrolling interest in a development property located in Vancouver, British Colombia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlet in Kent, UK. On October 16, 2013 we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). During the quarter ended June 30, 2014, through our joint venture with McArthurGlen, we purchased an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%. At September 30, 2014, our legal ownership interests in these properties range from 45% to 90%. The aggregate consideration for the 2013 transactions was $496.7 million and is subject to further adjustment based upon contractual obligations and customary purchase price adjustments. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $678.1 million and $510.7 million as of September 30, 2014 and December 31, 2013, respectively. The change in the carrying amount of the investment in 2014 was driven by the additional investment discussed above and adjustments to our preliminary purchase accounting including our estimate of the aggregate consideration. Substantially all of our investment has been deemed excess investment and has been preliminarily allocated to the underlying investment property based on estimated fair values. The preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the acquisitions.

            We also have a minority interest in Value Retail PLC, which owns and operates nine luxury outlets throughout Europe and an additional direct minority ownership in three of those outlets. Our investment in these centers is accounted for under the cost method. At September 30, 2014 and December 31, 2013, the carrying value of these investments was $115.4 million and is included in deferred costs and other assets.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $246.8 million and $261.1 million as of September 30, 2014 and December 31, 2013, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $99.5 million and $76.4 million as of September 30, 2014 and December 31, 2013, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
Assets:
Investment properties, at cost	$15,854,182	$15,355,700
Less — accumulated depreciation	5,358,302	5,080,832

	10,495,880	10,274,868
Cash and cash equivalents	753,133	781,554
Tenant receivables and accrued revenue, net	353,619	302,902
Investment in unconsolidated entities, at equity	11,701	38,352
Deferred costs and other assets	575,776	579,480
Total assets of discontinued operations	—	281,000

Total assets	$12,190,109	$12,258,156

Liabilities and Partners' Deficit:
Mortgages	$12,900,691	$12,753,139
Accounts payable, accrued expenses, intangibles, and deferred revenue	979,723	834,898
Other liabilities	491,959	513,897
Total liabilities of discontinued operations	—	286,252

Total liabilities	14,372,373	14,388,186
Preferred units	67,450	67,450
Partners' deficit	(2,249,714)	(2,197,480)

Total liabilities and partners' deficit	$12,190,109	$12,258,156

Our Share of:
Partners' deficit	$(615,394)	$(717,776)
Add: Excess investment	1,907,211	2,059,584
Add: Our share of investment in discontinued unconsolidated entities, at equity	—	37,759

Our net investment in unconsolidated entities, at equity	$1,291,817	$1,379,567

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

STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Minimum rent	$436,580	$396,539	$1,289,263	$1,165,611
Overage rent	42,760	40,707	133,146	128,320
Tenant reimbursements	202,973	193,288	588,772	555,681
Other income	54,157	40,760	228,793	122,152

Total revenue	736,470	671,294	2,239,974	1,971,764
Operating Expenses:
Property operating	141,083	122,550	434,147	356,089
Depreciation and amortization	147,946	131,689	442,141	378,284
Real estate taxes	59,934	53,593	167,523	154,271
Repairs and maintenance	16,289	15,172	51,874	46,290
Advertising and promotion	18,535	13,977	54,458	43,638
Provision for credit losses	210	311	4,288	1,823
Other	43,760	37,819	141,243	109,602

Total operating expenses	427,757	375,111	1,295,674	1,089,997

Operating Income	308,713	296,183	944,300	881,767
Interest expense	(147,817)	(147,928)	(449,512)	(442,620)

Income from Continuing Operations	160,896	148,255	494,788	439,147
Income from operations of discontinued joint venture interests	—	3,464	5,079	10,093
Gain on disposal of discontinued operations, net	—	6,580	—	24,936

Net Income	$160,896	$158,299	$499,867	$474,176

Third-Party Investors' Share of Net Income	$81,810	$85,211	$259,340	$263,926

Our Share of Net Income	79,086	73,088	240,527	210,250
Amortization of Excess Investment	(26,187)	(25,733)	(76,168)	(75,415)
Our Share of Income from Unconsolidated Discontinued Operations	—	(353)	(652)	(852)

Income from Unconsolidated Entities	$52,899	$47,002	$163,707	$133,983

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

6. Debt

  Unsecured Debt

            At September 30, 2014, our unsecured debt consisted of $13.8 billion of senior unsecured notes, net of discounts, $606.6 million outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $203.5 million outstanding under our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. At September 30, 2014, the Credit Facility had a capacity of $4.0 billion including a $2.0 billion multi-currency tranche, an initial maturity of June 30, 2018, an interest rate of LIBOR plus 80 basis points and an additional facility fee of 10 basis points. In addition, the Credit Facility provides for a money-market competitive bid option program that allows us to hold auctions to achieve lower pricing for short term borrowings. The entire balance on the Credit Facility at September 30, 2014 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On September 30, 2014, we had an aggregate available borrowing capacity of $5.2 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the nine months ended September 30, 2014 was $1.2 billion and the weighted average outstanding balance was $900.9 million. Letters of credit of $39.0 million were outstanding under the two credit facilities as of September 30, 2014.

            On April 7, 2014 we amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date was extended to June 30, 2018 and can be extended for an additional year at our sole option to a final maturity date of June 30, 2019. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of September 30, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            On September 3, 2014, we commenced cash tender offers for any and all of five series of our outstanding senior unsecured notes with maturity dates ranging from 2015 to 2017. The total principal amount of notes tendered and accepted for purchase was approximately $1.322 billion, with a weighted average remaining duration of 1.7 years and a weighted average coupon rate of 5.60%. We purchased the tendered notes using cash on hand and the proceeds from an offering of $1.3 billion of senior unsecured notes that closed on September 10, 2014. The senior notes offering was comprised of $900.0 million of 3.375% notes due 2024 and $400.0 million of 4.25% notes due 2044. Combined, the new issues of senior notes have a weighted average duration of 16.1 years and a weighted average coupon rate of 3.64%. Proceeds from the senior notes offering were also used to fund the redemption on September 30, 2014 of all $250.0 million outstanding principal amount of the 7.875% notes due 2016 issued by one of our subsidiaries. We recorded a $127.6 million loss on extinguishment of debt in the third quarter of 2014 as a result of the tender offers and redemption.

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

            In addition to the tender offers and redemption described above, during the nine months ended September 30, 2014, we used cash on hand to redeem at par or repay at maturity $934.5 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%.

            On October 6, 2014, we entered into a global unsecured commercial paper note program. Under the terms of this program, we may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies, up to a maximum aggregate amount outstanding at any time of $500.0 million, or the non-U.S. equivalent thereof. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with all of our other unsecured senior indebtedness.

  Mortgage Debt

            Total mortgage indebtedness was $6.3 billion and $7.3 billion at September 30, 2014 and December 31, 2013, respectively.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015. During the third quarter of 2014, we disposed of our interests in two retail properties and their related mortgage debt of $48.4 million.

  Covenants

            Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2014, we were in compliance with all covenants of our unsecured debt.

            At September 30, 2014, we or our subsidiaries are the borrowers under 39 non-recourse mortgage notes secured by mortgages on 53 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $19.5 billion and $20.9 billion as of September 30, 2014 and December 31, 2013, respectively. The fair

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

values of these financial instruments and the related discount rate assumptions as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Fair value of fixed-rate mortgages and unsecured indebtedness	$21,030	$22,316
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.36%	3.07%

7. Equity

            During the nine months ended September 30, 2014, five limited partners exchanged 64,129 units for an equal number of shares of common stock of Simon pursuant to our partnership agreement. This transaction increased Simon's ownership interest in us.

            On January 30, 2014, we issued 555,150 units in connection with the acquisition of the remaining 50% interest in Arizona Mills and approximately 39 acres of land in Oyster Bay, New York, as discussed in Note 9.

            On July 22, 2014, we redeemed 87,621 units from a limited partner for $14.4 million.

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

            From 2010 to 2014, the Compensation Committee approved LTIP grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

vested. The extent to which LTIP units were earned and the aggregate grant date fair values adjusted for estimated forfeitures, are as follows:

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

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $20.3 million and $19.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

            On August 26, 2014, the Compensation Committee awarded 17,000 shares of restricted stock to an employee, under the Plan, at a fair market value of $169.25 per share. The fair market value of this employee restricted stock award is being recognized as expense over the four-year vesting period.

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $9.8 million for both the nine months ended September 30, 2014 and 2013.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an eight year employment agreement, the Compensation Committee granted David Simon, Simon's Chairman and CEO, a retention award in the form of 1,000,000 LTIP units (the "Award") for his continued service as Simon's Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified ("Current Award") and as a result the LTIP units will now become earned and eligible to vest based on the attainment of company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should Simon's performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations ("FFO") per share. If the performance criteria have been met, a maximum of 360,000 LTIP units ( "A Units"), 360,000 LTIP units ("B Units") and 280,000 LTIP units ("C Units") may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis based through the applicable vesting periods of the A Units, B Units and C Units.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2014	$44,390	$5,805,016	$968,962	$4,264	$6,822,632
Issuance of limited partner units			84,910		84,910
Limited partner units exchanged to units		1,199	(1,199)		—
Redemption of limited partner units		(12,972)	(1,463)		(14,435)
Long-term incentive performance units			37,454		37,454
Spin-off of Washington Prime		(694,457)	(118,306)		(812,763)
Purchase and disposition of noncontrolling interests, net and other	(246)	41,870		11,029	52,653
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		82,160	(82,160)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(2,503)	(1,196,223)	(202,754)	(18,116)	(1,419,596)
Comprehensive income, excluding $1,436 attributable to preferred distributions on temporary equity preferred units	2,503	950,584	160,995	1,720	1,115,802

September 30, 2014	$44,144	$4,977,177	$846,439	$(1,103)	$5,866,657

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

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2014 and December 31, 2013, we guaranteed joint venture related mortgage indebtedness of $226.2 million and $190.8 million, respectively (of which we have a right of recovery from our joint venture partners of $80.5 million and $83.0 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            During the third quarter of 2014, we disposed of our interests in two consolidated retail properties. The aggregate gain recognized on these transactions was approximately $17.7 million. Also, during the third quarter of 2014, we sold our investment in a hotel located at Coconut Point in Estero, Florida. Our share of the gain from this sale was $4.4 million, which is included in other income in the consolidated statements of operations and comprehensive income.

            On September 16, 2014, we entered into a definitive agreement under which we will acquire Jersey Gardens in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, properties currently owned by Glimcher Realty Trust, or Glimcher, for an aggregate cash purchase price of $1.09 billion. This acquisition will close concurrently with, and is subject to, the closing of the acquisition of Glimcher by Washington Prime, which is expected to occur in the first quarter of 2015.

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2014, we owned or held an interest in 208 income-producing properties in the United States, which consisted of 112 malls, 68 Premium Outlets, 13 Mills, and 15 other shopping centers or outlet centers in 37 states and Puerto Rico. We have several Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 30 properties in the U.S., Asia, and Mexico. Internationally, as of September 30, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, one Premium Outlet in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of September 30, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of September 30, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On May 28, 2014, as further discussed in Note 3 to the condensed notes to consolidated financial statements, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime Group Inc., or Washington Prime, an independent, publicly traded REIT. The historical results of operations of the Washington Prime properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

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

  Results Overview

            Diluted earnings per unit, increased $0.21 during the first nine months of 2014 to $3.22 from $3.01 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2014 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2014 as further discussed below,

  •
  increased lease settlement and land sale activity as further discussed below, and

  •
  a 2014 gain on acquisitions and disposals of $154.5 million, or $0.43 per diluted unit, primarily related to Klépierre's sale of a portfolio of 126 retail galleries of which our share was $136.5 million, or $0.38 per diluted unit,

  •
  partially offset by 2013 gains of $99.9 million, or $0.28 per diluted unit, due to the sale or disposal of our interest in nine properties and the acquisition of a controlling interest in an outlet center,

  •
  the loss of $68.3 million of net income attributed to the discontinued operations of Washington Prime, or $0.19 per diluted unit, along with transaction expenses related to the spin-off of $38.2 million, or $0.10 per diluted unit, and

  •
  a loss on extinguishment of debt of $127.6 million, or $0.35 per diluted unit.

            Core business fundamentals during the first nine months of 2014 improved compared to the first nine months of 2013, primarily driven by strong leasing activity. Our share of portfolio NOI grew by 8.8% for the nine month period in 2014 over the prior year period. Comparable property NOI also grew 5.4% for our portfolio of U.S. Malls, Premium Outlets, and

The Mills. Total sales per square foot, or psf, remained relatively flat at $614 psf at September 30, 2013 compared to $613 psf at September 30, 2014 for the U.S. Malls and Premium Outlets. Total sales volume reported by all of our tenants, excluding anchors, increased 2.6% on a trailing twelve month basis. The increase in total sales in the third quarter of 2014, excluding anchors, compared to the third quarter of 2013 was 2.8%. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.4% to $46.29 psf as of September 30, 2014, from $44.33 psf as of September 30, 2013. Releasing spreads remained positive in the U.S. Malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $9.67 psf ($65.46 openings compared to $55.79 closings) as of September 30, 2014, representing a 17.3% increase over expiring payments. Ending occupancy for the U.S. Malls and Premium Outlets was 96.9% as of September 30, 2014, as compared to 96.3% as of September 30, 2013, an increase of 60 basis points.

            Our effective overall borrowing rate at September 30, 2014 on our consolidated indebtedness decreased 49 basis points to 4.42% as compared to 4.91% at September 30, 2013. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 57 basis points (4.71% at September 30, 2014 as compared to 5.28% at September 30, 2013). At September 30, 2014, the weighted average years to maturity of our consolidated mortgage indebtedness was 4.0 years as compared to 5.4 years at December 31, 2013. Our financing activities for the nine months ended September 30, 2014, included:

  •
  Completing cash tender offers for any and all of five series of our outstanding senior unsecured notes with maturity dates ranging from 2015 to 2017. The total principal amount of the notes tendered and accepted for purchase was approximately $1.322 billion, with a weighted average duration of 1.7 years and a weighted average coupon rate of 5.60%. We purchased the tendered notes using cash on hand and the proceeds from an offering of $1.3 billion of senior unsecured notes that closed on September 10, 2014. The senior notes offering was comprised of $900.0 million of 3.375% notes due 2024 and $400.0 million of 4.25% notes due 2044. Combined, the new issues of senior notes have a weighted average duration of 16.1 years and a weighted average coupon rate of 3.64%. Proceeds from the senior notes offering were also used to fund the redemption on September 30, 2014 of all $250.0 million outstanding principal amount of the 7.875% notes due 2016 issued by one of our subsidiaries. We recorded a $127.6 million loss on extinguishment of debt in the third quarter of 2014 as a result of the tender offers and redemption.

  •
  In addition to the tender offers and redemption described above, redeeming at par or repaying at maturity $934.5 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%.

  •
  Issuing $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024 on January 21, 2014.

  •
  Repaying $300.0 million on our $4.0 billion unsecured revolving credit facility, or Credit Facility.

  •
  Unencumbering two properties by repaying $1.1 billion in mortgage loans.

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

	September 30, 2014	September 30, 2013	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	97.0%	96.7%	+30 bps
Unconsolidated	96.5%	95.0%	+150 bps
Total Portfolio	96.9%	96.3%	+60 bps
Average Base Minimum Rent per Square Foot
Consolidated	$44.90	$42.55	5.5%
Unconsolidated	$50.22	$49.68	1.1%
Total Portfolio	$46.29	$44.33	4.4%
Total Sales per Square Foot
Consolidated	$599	$599	-0.1%
Unconsolidated	$664	$669	-0.8%
Total Portfolio	$613	$614	-0.1%
The Mills:
Ending Occupancy	98.2%	98.3%	-10 bps
Average Base Minimum Rent per Square Foot	$25.14	$23.46	7.2%
Total Sales per Square Foot	$534	$521	2.5%

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

  Current Leasing Activities

            During the nine months ended September 30, 2014, we signed 626 new leases and 1,243 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.9 million square feet of which 4.4 million square feet related to consolidated properties. During the comparable period in 2013, we signed 744 new leases and 1,082 renewal leases, comprising approximately 5.4 million square feet of which 4.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $59.14 per square foot in 2014 and $49.86 per square foot in 2013 with an average tenant allowance on new leases of $37.35 per square foot and $33.35 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30, 2014	September 30, 2013	%/Basis point Change
Ending Occupancy	98.8%	99.6%	-80 bps
Total Sales per Square Foot	¥93,365	¥90,013	3.72%
Average Base Minimum Rent per Square Foot	¥4,916	¥4,842	1.53%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  During the three months ended September 30, 2014, we disposed of two retail properties.

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

  •
  During 2013, we disposed of two malls, four community centers, and two retail properties.

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On August 14, 2014, we and our partner opened Twin Cities Premium Outlets, a 409,000 square foot outlet center. We have a 35% noncontrolling interest in this new center.

  •
  On July 31, 2014, we and our partner, Tanger Factory Outlet Centers, opened Charlotte Premium Outlets, a 399,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.

  •
  On April 16, 2014, Klépierre disposed of a portfolio of 126 properties located in France, Spain, and Italy as further discussed in Note 5 of the condensed notes to consolidated financial statements.

  •
  On April 10, 2014, through our joint venture with McArthurGlen, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%.

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

            For the purposes of the following comparison between the three and nine months ended September 30, 2014 and 2013, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

  Three months ended September 30, 2014 vs. Three months ended September 30, 2013

            Minimum rents increased $49.3 million during 2014, of which the property transactions accounted for $7.7 million of the increase. Comparable rents increased $41.6 million, or 6.3%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $30.4 million, due to a $4.8 million increase attributable to the property transactions and a $25.6 million, or 8.5%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and additional marketing recoveries related to increased digital and social media advertising costs.

            Total other income increased $7.9 million, principally as a result of a $6.8 million increase in lease settlement activity.

            Advertising and promotion increased $9.9 million primarily related to higher digital and social media advertising costs.

            Home and regional office costs increased $6.6 million primarily related to higher personnel costs including incentive compensation.

            Interest expense decreased $20.9 million primarily due to the net impact of the financing activities and reduction in the effective overall borrowing rate as previously discussed.

            During the quarter ended September 30, 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the tender offers and redemption.

            Income and other taxes decreased $1.1 million primarily due to a decrease in state income taxes.

            Income from unconsolidated entities increased $8.1 million primarily due to favorable results of operations from the development and redevelopment of joint venture properties and international investments.

            During the quarter ended September 30, 2014, we recorded a gain of $17.7 million related to our disposal of two retail properties. During the quarter ended September 30, 2013, we disposed of our interest in one mall, one community center and one retail property resulting in an aggregate gain of $11.1 million.

            Discontinued operations decreased $38.6 million due to three full months of ownership of the Washington Prime properties in 2013 and no ownership of those properties during the comparable period in 2014.

  Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013

            Minimum rents increased $152.5 million during 2014, of which the property transactions accounted for $28.1 million of the increase. Comparable rents increased $124.4 million, or 6.4%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $97.2 million, due to a $12.7 million increase attributable to the property transactions and a $84.5 million, or 9.8%, increase in the comparable properties primarily due to utility reimbursements, annual fixed contractual increases related to common area maintenance and additional marketing recoveries related to costs incurred during our property rebranding initiative and increased digital and social media advertising costs.

            Total other income increased $31.5 million, principally as a result of a $16.9 million increase in lease settlement income and an $8.8 million increase in land sale activity.

            Property operating expense increased $17.8 million due to a $5.5 million increase related to the property transactions, and a $12.2 million increase related to the comparable properties primarily as a result of increased utility expenses partially due to the harsh winter.

            Repairs and maintenance expense increased $4.1 million primarily due to increased snow removal costs compared to the prior year.

            Advertising and promotion increased $24.0 million primarily related to costs incurred during our property rebranding initiative and increased digital and social media advertising costs.

            Provision for credit losses increased $4.7 million as a result of increased reserves due to an increase in tenant bankruptcies and a decrease in recoveries as compared to 2013. The 2014 expense is in line with longer term historical levels.

            Home and regional office costs increased $15.0 million primarily related to higher personnel costs including incentive compensation and one-time items related to the spin-off of Washington Prime.

            Other expenses increased $3.4 million primarily due to increased legal and professional fees.

            Interest expense decreased $49.3 million primarily due to the net impact of the financing activities and reduction in the effective overall borrowing rate as previously discussed.

            During 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the tender offers and redemption that occurred during the third quarter of 2014.

            Income and other taxes decreased $9.7 million primarily due to taxes related to certain of our international investments and a decrease in state income taxes.

            Income from unconsolidated entities increased $10.7 million primarily due to favorable results of operations from the development and redevelopment of joint venture properties and international investments.

            During the nine months ended September 30, 2014, we recorded a gain related to Klépierre's sale of a portfolio of 126 properties and our disposal of two retail properties. Additionally, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property. The aggregate gain recognized on these transactions was $154.2 million. During the nine months ended September 30, 2013, we disposed of our interest in two community centers, two malls, two retail properties and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $85.8 million.

            Discontinued operations decreased $68.3 million due to the 2014 period including approximately five months ownership of the Washington Prime properties, whereas the 2013 period included nine full months of ownership of those properties. The 2013 activity also includes a $14.2 million gain on the disposal of three strip centers held within a joint venture portfolio of Washington Prime properties. Additionally, on February 28, 2014 one strip center was sold by that same joint venture for a gain of $0.2 million. In 2014, we also incurred $38.2 million in transaction costs related to the Washington Prime spin-off.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt currently comprises only 8.0% of our total consolidated debt at September 30, 2014. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.3 billion during the nine months ended September 30, 2014. In addition, the Credit Facility and the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under each of these facilities can be increased at our sole option as discussed further below.

            Our balance of cash and cash equivalents from continuing operations decreased $873.0 million during the first nine months of 2014 to $818.0 million as of September 30, 2014 as further discussed under "Cash Flows" below.

            On September 30, 2014, we had an aggregate available borrowing capacity of $5.2 billion under the two credit facilities, net of outstanding borrowings of $810.2 million and letters of credit of $39.0 million. For the nine months ended September 30, 2014, the maximum amount outstanding under the two credit facilities was $1.2 billion and the weighted average amount outstanding was $900.9 million. The weighted average interest rate was 1.02% for the nine months ended September 30, 2014.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2014 totaled $2.3 billion. In addition, we had net repayments from our debt financing and repayment activities, including the $127.6 million debt extinguishment charge, of $1.6 billion in 2014 and net proceeds from debt financings related to the Washington Prime spin-off of $1.0 billion. These activities are further discussed below under "Financing and Debt." During the first nine months of 2014, we also:

  •
  funded the acquisition of one of our partner's remaining redeemable interests in a portfolio of ten properties, acquired the remaining 50% ownership interest in Arizona Mills from our joint venture partner, contributed funds into a partnership in exchange for a new series of preferred partnership units, and acquired an undeveloped land parcel, the aggregate cash portion of which was $258.1 million,

  •
  paid unitholder distributions totaling $1.4 billion and preferred unit distributions totaling $3.9 million,

  •
  funded consolidated capital expenditures of $467.1 million (includes development and other costs of $21.7 million, redevelopment and expansion costs of $270.0 million, and tenant costs and other operational capital expenditures of $175.4 million), and

  •
  funded investments in unconsolidated entities of $155.8 million and received repayments of construction loans to joint ventures of $62.5 million, net of funding.

            In general, we anticipate that cash generated from operations will be sufficient to meet operating expenses, monthly debt service, recurring capital expenditures, and distributions to partners necessary to maintain Simon's REIT qualification on a long-term basis. In addition, we expect to be able to generate or obtain capital for nonrecurring capital expenditures, such as acquisitions, major building redevelopments and expansions, as well as for scheduled principal maturities on outstanding indebtedness, from:

  •
  excess cash generated from operating performance and working capital reserves,

  •
  borrowings on our credit facilities and commercial paper program,

  •
  additional secured or unsecured debt financing, or

  •
  additional equity raised in the public or private markets.

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

Financing and Debt

  Unsecured Debt

            At September 30, 2014, our unsecured debt consisted of $13.8 billion of senior unsecured notes, net of discounts, $606.6 million outstanding under the Credit Facility, $203.5 million outstanding under the Supplemental Facility, and $240.0 million outstanding under an unsecured term loan. At September 30, 2014, the Credit Facility had a capacity of $4.0 billion including a $2.0 billion multi-currency tranche, an initial maturity of June 30, 2018, an interest rate of LIBOR plus 80 basis points and an additional facility fee of 10 basis points. In addition, the Credit Facility provides for a money-market competitive bid option program that allows us to hold auctions to achieve lower pricing for short term borrowings. The entire balance on the Credit Facility at September 30, 2014 consisted of Euro-denominated borrowings and the entire balance on the Supplemental Facility on such date consisted of Yen-denominated borrowings, both of which are designated as net investment hedges of our international investments.

            On September 30, 2014, we had an aggregate available borrowing capacity of $5.2 billion under the two credit facilities. The maximum outstanding balance of the credit facilities during the nine months ended September 30, 2014 was $1.2 billion and the weighted average outstanding balance was $900.9 million. Letters of credit of $39.0 million were outstanding under the two credit facilities as of September 30, 2014.

            On April 7, 2014 we amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date was extended to June 30, 2018 and can be extended for an additional year at our sole option to a final maturity date of June 30, 2019. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of September 30, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings.

            On September 3, 2014, we commenced cash tender offers for any and all of five series of our outstanding senior unsecured notes with maturity dates ranging from 2015 to 2017. The total principal amount of notes tendered and accepted for purchase was approximately $1.322 billion, with a weighted average remaining duration of 1.7 years and a weighted average coupon rate of 5.60%. We purchased the tendered notes using cash on hand and the proceeds from an offering of $1.3 billion of senior unsecured notes that closed on September 10, 2014. The senior notes offering was comprised of $900.0 million of 3.375% notes due 2024 and $400.0 million of 4.25% notes due 2044. Combined, the new issues of senior notes have a weighted average duration of 16.1 years and a weighted average coupon rate of 3.64%. Proceeds from the senior notes offering were also used to fund the redemption on September 30, 2014 of all $250.0 million outstanding principal amount of the 7.875% notes due 2016 issued by one of our subsidiaries. We recorded a $127.6 million loss on extinguishment of debt in the third quarter of 2014 as a result of the tender offers and redemption.

            On January 21, 2014, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

            In addition to the tender offers and redemption described above, during the nine months ended September 30, 2014, we used cash on hand to redeem at par or repay at maturity $934.5 million of senior unsecured notes with fixed rates ranging from 4.90% to 6.75%.

            On October 6, 2014, we entered into a global unsecured commercial paper note program. Under the terms of this program, we may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies, up to a maximum aggregate amount outstanding at any time of $500.0 million, or the non-U.S. equivalent thereof. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with all of our other unsecured senior indebtedness.

  Mortgage Debt

            Total mortgage indebtedness was $6.3 billion and $7.3 billion at September 30, 2014 and December 31, 2013, respectively.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015. During the third quarter of 2014, we disposed of our interests in two retail properties and their related mortgage debt of $48.4 million.

  Covenants

            Our unsecured debt agreements contain financial and other covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of September 30, 2014, we were in compliance with all covenants of our unsecured debt.

            At September 30, 2014, we or our subsidiaries are the borrowers under 39 non-recourse mortgage notes secured by mortgages on 53 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At September 30, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2014 and December 31, 2013, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of September 30, 2014	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$19,522,192	4.71%	$20,907,618	5.10%
Variable Rate	1,680,168	1.06%	1,762,299	1.22%
	$21,202,360	4.42%	$22,669,917	4.80%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2013 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2014, for the remainder of 2014 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2014	2015 - 2016	2017 - 2018	After 2018	Total
Long Term Debt (1)	$37,771	$4,090,224	$5,268,980	$11,792,771	$21,189,746
Interest Payments (2)	237,553	1,741,811	1,191,838	2,872,509	6,043,711

(1)
Represents principal maturities only and therefore, excludes net premiums of $12,614.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2014.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2014, we guaranteed joint venture related mortgage indebtedness of $226.2 million (of which we have a right of recovery from our joint venture partners of $80.5 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            Acquisitions.    On September 16, 2014, we entered into a definitive agreement under which we will acquire Jersey Gardens in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, properties currently owned by Glimcher Realty Trust, or Glimcher, for an aggregate cash purchase price of $1.09 billion. This acquisition will close concurrently with, and is subject to, the closing of the acquisition of Glimcher by Washington Prime, which is expected to occur in the first quarter of 2015.

            On April 10, 2014, through our joint venture with McArthurGlen, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our ownership interest in this property to 45%.

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

            As discussed in Note 3 to the condensed notes to consolidated financial statements, on May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime.

            During the third quarter of 2014, we disposed of our interests in two consolidated retail properties. The aggregate gain recognized on these transactions was approximately $17.7 million. Also, during the third quarter of 2014, we sold our investment in a hotel located at Coconut Point in Estero, Florida. Our share of the gain from this sale was $4.4 million, which is included in other income in the consolidated statements of operations and comprehensive income.

Development Activity

            New Domestic Development.    During the third quarter of 2014, construction began on the following Premium Outlets:

  •
  Gloucester Premium Outlets, a 375,000 square foot project located in Gloucester, New Jersey, which is scheduled to open in August of 2015. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $61.0 million.

  •
  Tucson Premium Outlets, a 366,000 square foot project, which is scheduled to open in October of 2015. We own a 100% interest in this project. The estimated cost of this project is $95.0 million.

  •
  Tampa Premium Outlets, a 441,000 square foot project, which is scheduled to open in October of 2015. We own a 100% interest in this project. The estimated cost of this project is $129.0 million.

During the third quarter of 2014, the following Premium Outlets opened:

  •
  Charlotte Premium Outlets, a 399,000 square foot project located in Charlotte, North Carolina opened on July 31, 2014. We own a 50% noncontrolling interest in this project, which is a joint venture with Tanger Factory Outlet Centers, Inc. Our share of the cost of this project is approximately $46.0 million.

  •
  Twin Cities Premium Outlets, a 409,000 square foot project located in Eagan, Minnesota opened on August 14, 2014. We own a 35% noncontrolling interest in this project. Our share of the cost of this project is approximately $37.0 million.

            Domestic Expansions and Redevelopments.    We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at more than 25 properties in the U.S.

            Our share of the costs of all development and redevelopment projects currently under construction is approximately $2.2 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2014 will be approximately $170 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2014 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD 74.2	$66.5	Opened Oct. - 2014
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 68.8	$61.6	May - 2015
Expansions:
Premium Outlets Punta Norte Phase 3	Mexico City, Mexico	55,000	50%	MXN 43.8	$3.3	Nov. - 2014
Toki Premium Outlets Phase 4	Gifu (Osaka), Japan	77,000	40%	JPY 1,805	$16.5	Nov. - 2014
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	259,000	50%	KRW 79,361	$75.4	Mar. - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	130,000	40%	JPY 2,895	$26.5	May - 2015

Distributions

            We paid a distribution of $1.30 per unit in the third quarter of 2014. In October, Simon's Board of Directors declared a quarterly common stock dividend for the fourth quarter of $1.30 per share. The distribution rate on our units is equal to the dividend rate on Simon's common stock. We must pay a minimum amount of distributions to maintain Simon's status as a REIT. Our distributions typically exceed our net income generated in any given year primarily because of depreciation, which is a non-cash expense. Our future distributions will be determined by Simon's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon's status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, the ability to hedge interest rate risk, risks associated with the acquisition, development and expansion of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic climates, changes in market rental rates, security breaches that would compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, insurance costs and coverage, loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of Simon's status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in our most recent Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            The following schedule reconciles total FFO to consolidated net income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Funds from Operations	$689,381	$802,750	$2,338,550	$2,310,931

Change in FFO from prior period	-14.1%	11.5%	1.2%	12.3%

Consolidated Net Income	$296,963	$367,293	$1,175,534	$1,102,287
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	277,936	321,962	915,040	949,169
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	135,131	130,055	410,848	376,432
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(17,717)	(11,071)	(154,484)	(99,906)
Net income attributable to noncontrolling interest holders in properties	(750)	(1,958)	(1,720)	(6,517)
Noncontrolling interests portion of depreciation and amortization	(869)	(2,218)	(2,729)	(6,595)
Preferred unit requirements	(1,313)	(1,313)	(3,939)	(3,939)

Funds from Operations (A) (B)	$689,381	$802,750	$2,338,550	$2,310,931

(A)
Includes FFO related to the Washington Prime properties, net of transaction expenses, of $86.4 million for the three months ended September 30, 2013, and $108.0 million and $262.1 million for the nine months ended September 30, 2014 and 2013, respectively.

(B)
FFO includes a loss on extinguishment of debt of $127.6 million for the three and nine months ended September 30, 2014.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$296,963	$367,293	$1,175,534	$1,102,287
Discontinued operations	—	(38,581)	(67,524)	(135,830)
Discontinued operations transaction expenses	—	—	38,163	—
Income and other taxes	6,589	7,700	20,078	29,773
Interest expense	249,780	270,700	758,945	808,235
Income from unconsolidated entities	(55,631)	(47,563)	(168,473)	(157,811)
Loss on extinguishment of debt	127,573	—	127,573	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(17,717)	(11,071)	(154,242)	(85,754)

Operating Income	607,557	548,478	1,730,054	1,560,900
Depreciation and amortization	281,661	279,302	849,369	824,173

NOI of consolidated properties	$889,218	$827,780	$2,579,423	$2,385,073

Reconciliation of NOI of unconsolidated entities:
Net Income	$160,896	$158,299	$499,867	$474,176
Interest expense	147,817	147,928	449,512	442,620
Income from operations of discontinued joint venture interests	—	(3,464)	(5,079)	(10,093)
Gain on disposal of discontinued operations	—	(6,580)	—	(24,936)

Operating Income	308,713	296,183	944,300	881,767
Depreciation and amortization	147,946	131,689	442,141	378,284

NOI of unconsolidated entities	$456,659	$427,872	$1,386,441	$1,260,051

Total consolidated and unconsolidated NOI from continuing operations	$1,345,877	$1,255,652	$3,965,864	$3,645,124

Change in total NOI from continuing operations from prior period	7.2%	7.7%	8.8%	8.5%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	98,858	169,828	299,414
NOI of discontinued unconsolidated properties	—	10,876	17,445	32,944

Total NOI of our portfolio	$1,345,877	$1,365,386	$4,153,137	$3,977,482

Add: Our share of NOI from Klépierre	51,440	66,939	171,506	208,820
Less: Joint venture partners' share of NOI from continuing operations	235,205	228,823	712,870	677,456
Less: Joint venture partner's share of NOI from discontinued operations	—	8,180	12,998	25,041

Our share of NOI	$1,162,112	$1,195,322	$3,598,775	$3,483,805

Total NOI of our portfolio	$1,345,877	$1,365,386	$4,153,137	$3,977,482
NOI from non comparable properties (1)	178,003	256,606	728,769	729,880

Total NOI of comparable properties (2)	$1,167,874	$1,108,780	$3,424,368	$3,247,602

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	5.3%		5.4%

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            None

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

SIMON PROPERTY GROUP, L.P.
/s/ STEPHEN E. STERRETT Stephen E. Sterrett Senior Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner
Date: November 7, 2014