Form 10-K
period 2014-12-31
SIMON PROPERTY GROUP L P /DE/
filed 2015-03-02
CIK 1022344

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

SIMON PROPERTY GROUP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	001-36110 (Commission File No.)	34-1755769 (I.R.S. Employer Identification No.)

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

            Registrant had no publicly-traded voting equity as of June 30, 2014.

            Registrant has no common stock outstanding.

Documents Incorporated By Reference

            None.

Simon Property Group, L.P. and Subsidiaries
Annual Report on Form 10-K
December 31, 2014

Part I

Item 1.    Business

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc., a Delaware corporation. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon" refers specifically to Simon Property Group, Inc. Simon is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets® and The Mills®. As of December 31, 2014, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 109 malls, 68 Premium Outlets, 13 Mills, 3 community centers, and 14 other retail properties in 37 states and Puerto Rico. We have four outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 25 properties in the U.S. and Asia. Internationally, as of December 31, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of December 31, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On May 28, 2014, as further discussed in Note 3 to the notes to the consolidated financial statements, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime Group Inc., or Washington Prime, an independent, publicly traded REIT (now doing business as WP GLIMCHER). The historical results of operations of the Washington Prime properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

            For a description of our operational strategies and developments in our business during 2014, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Other Policies

            The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time by Simon without a stockholder vote.

  Investment Policies

            While we emphasize equity real estate investments, we may also provide secured financing to or invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers consistent with Simon's qualification as a REIT. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that we cannot make an investment that would cause Simon's real estate assets to be less than 75% of its total assets. Simon must also derive at least 75% of its gross income directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, Simon must also derive at least 95% of its gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

  Financing Policies

            Because Simon's REIT qualification requires it to distribute at least 90% of its taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. For example, our lines of credit and the indentures for our debt securities contain covenants that restrict the total amount of debt to 65%, or 60% in relation to certain debt, of total assets, as defined under the related arrangement, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for Simon's equity securities and our debt securities. We strive to maintain investment grade ratings on our debt securities at all times, but we cannot assure you that we will be able to do so in the future.

            We may raise additional capital by issuing units of partnership interest, or units, or debt securities, creating joint ventures with existing ownership interests in properties, entering into joint venture arrangements for new development projects, retaining cash flows or a combination of these methods. If Simon's Board of Directors determines to raise equity capital at the Operating Partnership level, we may, without limited partner approval, issue additional units or other equity interests in us. We may issue units in any manner and on such terms and for such consideration as we deem appropriate. This may include issuing units in exchange for property. We may issue preferred units that could be senior to our units and may be convertible into units or Simon stock. Existing holders of units have no preemptive right to purchase units in any subsequent offerings. Any such offering could dilute a limited partner's investment in us.

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

            On April 7, 2014, we amended and extended our $4.0 billion unsecured revolving credit facility, or Credit Facility. The Credit Facility's initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term. The initial maturity date of the Credit Facility was extended to June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option. We also have an additional $2.0 billion unsecured revolving credit facility, or Supplemental Facility, which may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. We may issue debt securities which may be convertible into units, preferred units or be accompanied by warrants to purchase equity interests or be exchangeable for stock of Simon. We also may sell or securitize our lease receivables.

            On October 6, 2014, we established a global unsecured commercial paper note program, or the Commercial Paper program. Under the terms of the program, we may issue unsecured Commercial Paper notes, denominated in U.S. dollars, Euros and other currencies, up to a maximum aggregate amount outstanding at any time of $500.0 million, or the non-U.S. dollar equivalent thereof. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Our Commercial Paper program is supported by our credit facilities and if necessary or appropriate, we may make one or more draws under the credit facilities to pay amounts outstanding from time to time on the Commercial Paper program.

            We may also finance our business through the following:

  •
  issuance of additional units or preferred units;

  •
  issuance of other securities including unsecured notes and mortgage debt;

  •
  draws on our credit facilities;

  •
  borrowings under the Commercial Paper program; or

  •
  sale or exchange of ownership interests in properties.

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

  Conflict of Interest Policies

            We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and the Simon Board of Directors, as well as written charters for each of the standing Committees of Simon's Board of Directors. In addition, the Board of Directors of Simon has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries, including us. At least a majority of the members of the Simon Board of Directors must qualify as independent under the listing standards of the New York Stock Exchange, or NYSE, companies and cannot be affiliated with the Simon family who are significant stockholders of Simon and/or unitholders in us. In addition, the Audit and Compensation Committees of Simon's Board of Directors are comprised of independent members in accordance with the independence requirements of the NYSE. Any transaction between us and the Simons, including property acquisitions, service and property management agreements and retail space leases, must be approved by a majority of Simon's non-affiliated directors.

            The sale of certain of our properties may have an adverse tax impact on the Simons or other of our limited partners. In order to avoid any conflict of interest, the Simon charter requires that at least six of the non-affiliated directors of the Board of Directors must authorize and require us to sell any property we own. Any such sale is subject to applicable agreements with third parties. Noncompetition agreements executed by Herbert Simon and David Simon contain covenants limiting their ability to participate in certain shopping center activities.

  Policies With Respect To Certain Other Activities

            We intend to make investments which are consistent with Simon's qualification as a REIT, unless Simon's Board of Directors determines that it is no longer in Simon's best interests to so qualify as a REIT. The Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. We have authority to offer units or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire our units or any other securities. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans for real estate properties owned by others.

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

  •
  our extensive experience and relationships with retailers, lenders and suppliers; and

  •
  our mall marketing initiatives and consumer focused strategic corporate alliances.

Certain Activities

            During the past three years, we have:

  •
  issued 7,461,638 units to Simon reflecting the redemption or the exchange of units for common stock upon the exchange of 8,114,263 units by limited partners for shares of Simon common stock;

  •
  issued 304,698 restricted units to Simon and 1,296,508 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan;

  •
  issued 760,485 units in exchange for the acquisition of a 100% interest in two outlet properties and the remaining interest in a former joint venture property;

  •
  issued 9,137,500 units to Simon in exchange for the cash proceeds of public offerings of an equal number of shares of Simon common stock;

  •
  redeemed 2,000,000 units for $124.00 per unit in cash;

  •
  amended and extended the Credit Facility in April 2014 to increase our borrowing capacity and extend its term;

  •
  entered into the Supplemental Facility in June 2012;

  •
  borrowed a maximum amount of $3.1 billion under the credit facilities; the outstanding amount of borrowings under the credit facilities as of December 31, 2014 was $558.5 million, of which $372.2 million was related to U.S. dollar equivalent of Euro-denominated borrowings and $186.4 million was related to U.S. dollar equivalent of Yen-denominated borrowings;

  •
  established a global Commercial Paper program which provides a borrowing capacity of $500.0 million; the outstanding amount of Commercial Paper notes as of December 31, 2014 was $409.2 million, of which $209.2 million was related to U.S. dollar equivalent of Euro-denominated notes; and

  •
  issued €750.0 million of unsecured notes on October 2, 2013 at a fixed interest rate of 2.375% with a maturity date of October 2, 2020; as of December 31, 2014, the U.S. dollar equivalent was $912.1 million.

Employees

            At December 31, 2014, we and our affiliates employed approximately 5,250 persons at various properties and offices throughout the United States, of which approximately 1,850 were part-time. Approximately 1,100 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

            As of December 31, 2014, our consolidated mortgages and unsecured indebtedness, excluding related premium and discount, totaled $20.8 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

            Our outstanding senior unsecured notes, the Commercial Paper program, and the preferred stock of Simon are periodically rated by nationally recognized credit rating agencies. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend primarily on debt financing to fund our growth, adverse changes in our credit rating could have a negative effect on our future growth.

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

            As of December 31, 2014, we held interests in joint venture properties that operate in Austria, Italy, Japan, Malaysia, Mexico, the Netherlands, South Korea, Canada, and the United Kingdom. We also have an equity stake in Klépierre, a publicly-traded European real estate company which operates in 13 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in the foreign operation is held. We may pursue additional expansion and development opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

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

            Our international activities represented approximately 9.0% of our net operating income, or NOI, for the year ended December 31, 2014. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have an adverse effect on our results of operations and financial condition.

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

            Additionally, department store or major tenant closures may result in decreased customer traffic, which could lead to decreased sales at our properties. If the sales of stores operating in our properties were to decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions, or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, we may not be able to fully recover, and/or may experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our agreements with such parties.

             We face potential adverse effects from tenant bankruptcies.

            Bankruptcy filings by retailers can occur regularly in the course of our operations. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant, may make it more difficult to lease the remainder of the affected properties. Future tenant bankruptcies could adversely affect our properties or impact our ability to successfully execute our re-leasing strategy.

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

            As of December 31, 2014, we owned interests in 95 income-producing properties with other parties. Of those, 13 properties are included in our consolidated financial statements. We account for the other 82 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting. We serve as general partner or property manager for 60 of these 82 properties; however, certain major decisions, such as approving the operating budget and selling, refinancing and redeveloping the properties require the consent of the other owners. Of the properties for which we do not serve as general partner or property manager, 19 are in our international joint ventures. The international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the properties' assets. The remaining joint venture properties and Klépierre are managed by third parties. These limitations may adversely affect our ability to sell, refinance, or otherwise operate these properties.

             We guarantee debt or otherwise provide support for a number of joint venture properties.

            Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. As of December 31, 2014, we had guaranteed joint venture related mortgage indebtedness of $223.5 million (of which we have a right of recovery from our venture partners of $78.7 million). A default by a joint venture under its debt obligations may expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion. The current federal laws which provide this coverage are expected to operate through 2020. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

             We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

            We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

             Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.

            The success of our business depends, in part, on the leadership and performance of Simon's executive management team and key employees, and Simon's ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that Simon will retain our key executive management team and employees or that Simon will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Relating to Income Taxes

             The failure of our REIT subsidiaries to maintain their qualifications as REITs or the loss of favorable tax treatment in certain of our international operations could have adverse tax consequences to us, our unitholders, and Simon.

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

            In the U.S., Simon and certain of our subsidiaries have elected to qualify as REITs. Qualification as a REIT for federal income tax purposes is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. We believe our REIT subsidiaries are organized and have been operated in a manner which allows our REIT subsidiaries and Simon to qualify for taxation as REITs. We intend to continue to operate in this manner. However, qualification as a REIT depends upon meeting ongoing asset and income tests and other requirements for asset diversification, distribution levels and diversity of ownership under the Internal Revenue Code. If a REIT subsidiary fails to comply with those provisions and if available relief provisions do not apply:

  •
  the REIT subsidiary will not be allowed a deduction for distributions to us in computing its taxable income;

  •
  the REIT subsidiary will be subject to corporate level income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates;

  •
  unless entitled to relief under relevant statutory provisions, the REIT subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost; and

  •
  Simon would also fail to qualify as a REIT as a result of the REIT subsidiary's failure and the same adverse consequences would apply to it and its stockholders.

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

Item 1B.    Unresolved Staff Comments

            None.

Item 2.    Properties

  United States Properties

            Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, community centers and other retail properties. These properties contain an aggregate of approximately 182.0 million square feet of gross leasable area, or GLA.

            Malls typically contain at least one traditional department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 109 malls are generally enclosed centers and range in size from approximately 425,000 to 2.5 million square feet of GLA. Our malls contain in the aggregate more than 13,900 occupied stores, including approximately 516 anchors, which are predominately national retailers.

            Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 68 Premium Outlets range in size from approximately 150,000 to 850,000 square feet of GLA. The Premium Outlets are generally located near major metropolitan areas and/or tourist destinations.

            The 13 properties in The Mills generally range in size from 1.1 million to 2.2 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, and big box retailers and entertainment uses.

            We also have interests in three community centers and 14 other retail properties. The community centers range in size from 230,000 to 900,000 square feet of GLA. The other retail properties range in size from approximately 150,000 to 750,000 square feet of GLA and are considered non-core to our business model. In total, the community centers and other retail properties represent 1.4% of our total operating income before depreciation and amortization.

            As of December 31, 2014, approximately 97.1% of the owned GLA in malls and Premium Outlets was leased and approximately 98.4% of the owned GLA for The Mills was leased.

            We wholly own 133 of our properties, effectively control 13 properties in which we have a joint venture interest, and hold the remaining 61 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 204 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of units, to acquire the joint venture interest from our partner.

            The following property table summarizes certain data for our malls, Premium Outlets, The Mills, community centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2014.

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	97.3%	473,153	Belk, JCPenney, Sears, Carmike Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	100.0%	586,242	Macy's (9), Sears
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	98.7%	2,104,735	Bloomingdale's, Macy's, Macy's Men's & Home Furniture, JCPenney, Sears, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Avenues, The	FL	Jacksonville	Fee	25.0	% (4)(2)	Built 1990	97.6%	1,114,367	Belk, Dillard's, JCPenney, Sears, Forever 21
5.	Bangor Mall	ME	Bangor	Fee	87.6%		Acquired 2003	99.4%	652,531	Macy's, JCPenney, Sears, Dick's Sporting Goods
6.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.9%	1,429,568	Nordstrom, Macy's, Dillard's (9), JCPenney, Sears, AMC Theatre
7.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.7%	1,201,576	Macy's, Dillard's (9), JCPenney, Sears, MC Sporting Goods
8.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	89.8%	711,747	Younkers, Younkers Home Furniture Gallery, Kohl's, ShopKo, Marcus Cinema 16
9.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	98.9%	1,319,398	Nordstrom, Macy's (9), JCPenney, Sears
10.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	96.1%	983,111	Macy's, JCPenney, Sears, Von Maur, MC Sporting Goods
11.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	95.3%	627,361	Dillard's, JCPenney, Sears
12.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2048) (7)	100.0%		Acquired 1998	98.2%	1,317,237	Macy's, Lord & Taylor, Sears, Nordstrom, Crate & Barrel
13.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	96.3%	721,896	Macy's (9), Sears, Best Buy, Marshalls, Barnes & Noble, Regal Cinema
14.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	98.6%	1,383,066	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, AMC Theatres
15.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2022) (7)	100.0%		Built 1974	100.0%	1,245,895	Macy's, Dillard's (9), JCPenney, Sears, Cinemark Theatres
16.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	96.8%	1,204,897	Dillard's, Barnes & Noble, Bed Bath & Beyond, Best Buy, DSW, Office Max, PetsMart, Ross Dress for Less, Cost Plus World Market, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Sports Authority
17.	Coddingtown Mall	CA	Santa Rosa	Fee	50.0	% (4)	Acquired 2005	66.8%	822,943	Macy's, JCPenney, Whole Foods, Target
18.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	98.6%	636,255	Macy's, Sears, Target, Dick's Sporting Goods, Bed Bath & Beyond
19.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.8%	771,137	Macy's (9), JCPenney, Sears, Barnes & Noble, Regal Cinema, DSW (6)
20.	Copley Place	MA	Boston	Fee	94.4	% (12)	Acquired 2002	97.8%	1,242,603	Neiman Marcus, Barneys New York
21.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	100.0%	943,886	Macy's (9), JCPenney, Sears, Kohl's
22.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	96.2%	918,079	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross Dress for Less, Dick's Sporting Goods
23.	Crystal Mall	CT	Waterford	Fee	78.2	% (4)	Acquired 1998	92.3%	783,116	Macy's, JCPenney, Sears, Bed Bath & Beyond, Christmas Tree Shops
24.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	98.6%	1,498,402	Saks Fifth Avenue, Nordstrom, Macy's (9), JCPenney
25.	Del Amo Fashion Center (13)	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	92.8%	2,094,060	Macy's Womens, Macy's Mens & Home & Furniture, Nordstrom (6), JCPenney, Sears, Marshalls, T.J. Maxx, Barnes & Noble, JoAnn Fabrics, Crate & Barrel, L.A. Fitness, AMC Theatres, (8)
26.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	95.1%	1,232,899	Neiman Marcus, Macy's, Dick's Sporting Goods, iPic Theaters, Dillard's, Arhaus Furniture, Punch Bowl Social
27.	Dover Mall	DE	Dover	Fee and Ground Lease (2041) (7)	68.1	% (4)	Acquired 2007	92.5%	928,189	Macy's, JCPenney, Boscov's, Sears, Carmike Cinemas, Dick's Sporting Goods

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
28.	Emerald Square	MA	North Attleboro (Providence, RI)	Fee	56.4	% (4)	Acquired 1999	94.3%	1,022,661	Macy's (9), JCPenney, Sears
29.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	95.7%	1,125,295	Macy's, Younkers, JCPenney, Sears, Gordmans, Hy-Vee, Dick's Sporting Goods
30.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	96.9%	837,626	Bloomingdale's, Macy's, Regal Cinema, The Fresh Market
31.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	98.0%	990,432	Nordstrom, Macy's
32.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	94.3%	710,663	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema
33.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.7%	1,721,237	Forever 21, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
34.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	93.0%	999,502	Dillard's, Macy's, Barnes & Noble, DSW, Cost Plus World Market, AMC Theatres, Dick's Sporting Goods, Ethan Allen, Toys 'R Us/Babies 'R Us
35.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	98.9%	1,676,299	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods (6), Crayola Experience (6)
36.	Forum Shops at Caesars, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	97.8%	674,730
37.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	98.3%	1,902,091	Saks Fifth Avenue (11), Neiman Marcus, Nordstrom, Macy's, Galleria Tennis/Athletic Club
38.	Greendale Mall	MA	Worcester (Boston)	Fee and Ground Lease (2019) (7)	56.4	% (4)	Acquired 1999	91.8%	428,818	T.J. Maxx 'N More, Best Buy, DSW, Big Lots
39.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	96.6%	1,287,991	Macy's, Von Maur, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble, Regal Cinema
40.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	97.9%	1,228,948	Macy's, Dillard's, JCPenney, Sears, Belk
41.	Independence Center	MO	Independence (Kansas City)	Fee	100.0%		Acquired 1994	98.2%	865,948	Dillard's, Macy's, Sears
42.	Ingram Park Mall	TX	San Antonio	Fee	100.0%		Built 1979	96.7%	1,120,874	Dillard's, Macy's, JCPenney, Sears, Bealls, (8)
43.	King of Prussia Mall	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	97.2%	2,450,177	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor, Macy's, JCPenney, Crate & Barrel, Arhaus Furniture, The Container Store, Dick's Sporting Goods, Primark (6)
44.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	100.0%	1,220,878	Macy's (9), Dillard's, JCPenney, Sears, Joe Brand
45.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.7%	1,097,510	Dillard's (9), Macy's, JCPenney, Sears, Regal Cinema
46.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	99.2%	1,180,862	Macy's, JCPenney, Boscov's, Barnes & Noble, hhgregg, Babies 'R Us
47.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	99.4%	1,560,091	Neiman Marcus, Bloomingdale's, Macy's
48.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	92.1%	856,039	Marshalls, Sports Authority, Target, Kohl's, Best Buy, Staples, AC Moore, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone
49.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	90.4%	969,348	Macy's, Lord & Taylor, Sears, Barnes & Noble
50.	Mall at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	94.3%	469,006	Bloomingdale's (9)
51.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	97.2%	1,025,214	JCPenney, Sears, Macy's, Lord & Taylor, Dick's Sporting Goods (6)
52.	Mall at Tuttle Crossing, The	OH	Dublin (Columbus)	Fee	50.0	% (4)	Acquired 2007	94.7%	1,125,123	Macy's (9), JCPenney, Sears
53.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.8%	1,817,941	Nordstrom (15), Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Haverty's Furniture, Regal Cinema, Von Maur (6)
54.	Mall of New Hampshire, The	NH	Manchester	Fee	56.4	% (4)	Acquired 1999	96.8%	812,357	Macy's, JCPenney, Sears, Best Buy, A.C. Moore

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
55.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	93.4%	788,155	Dillard's, JCPenney, Sears, Regal Cinema
56.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	95.3%	883,751	Macy's (9), Sears, JCPenney, (8)
57.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	99.1%	1,332,363	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre, WOW! Work Out World, Fortunoff Backyard Store
58.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	99.7%	1,081,955	Macy's (9), JCPenney, Sears, Kohl's
59.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	98.3%	622,190	Dillard's (9), JCPenney, Sears, Bealls, Ross Dress for Less
60.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	96.1%	832,803	JCPenney, Sears, Younkers, Barnes & Noble, DSW, Dick's Sporting Goods
61.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%		Acquired 2003	80.6%	1,107,025	Macy's, JCPenney, Sears, Dick's Sporting Goods, Wegmans
62.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	98.0%	1,669,001	Nordstrom, Dillard's, Macy's, JCPenney, Sears, Dick's Sporting Goods, Rave Theatre
63.	Northgate Mall	WA	Seattle	Fee	100.0%		Acquired 1987	99.5%	1,048,104	Nordstrom, Macy's, JCPenney, Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack
64.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	95.2%	1,591,973	JCPenney, Sears, Nordstrom, Macy's Men's & Furniture, Macy's, Barnes & Noble, Toys 'R Us, Shaw's Grocery, The Container Store, DSW
65.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	96.4%	898,359	Macy's, Boscov's, JCPenney, Sears
66.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	97.6%	1,231,958	Macy's, Carson's, JCPenney, Sears, Dave & Buster's
67.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	88.8%	1,332,378	Macy's, JCPenney, Sears, United Artists Theatre, (8)
68.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.7%	1,063,809	Macy's, Dillard's (9), JCPenney, AMC Theatres
69.	Pheasant Lane Mall	NH	Nashua	—	0.0	% (14)	Acquired 2002	96.6%	979,338	JCPenney, Sears, Target, Macy's, Dick's Sporting Goods
70.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	94.5%	830,318	Saks Fifth Avenue, Nordstrom, Belk, AMC Theatres, Arhaus Furniture, Legoland Discovery Center
71.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	97.7%	1,157,721	JCPenney, Sears, Tiendas Capri, Econo, Best Buy, T.J. Maxx, DSW, Sports Authority
72.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	98.5%	848,040	Dillard's, JCPenney, Sears, Cinemark Theatres, Kohl's, Dick's Sporting Goods
73.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	91.9%	1,083,298	Macy's, Lord & Taylor, JCPenney, Sears
74.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.2%	1,245,658	Macy's, Lord & Taylor, JCPenney, Sears
75.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	95.2%	2,209,817	Bloomingdale's, Bloomingdale's Furniture Gallery, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Loews Theatre, XSport Fitness, Neiman Marcus (6)
76.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	98.8%	1,245,629	JCPenney, Sears, Nordstrom, L.L. Bean, Macy's, Crate & Barrel
77.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	91.5%	692,820	Macy's, Sears, Forever 21
78.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	99.7%	752,872	Macy's, Sears, Fairway Market, Regal Cinema, 24 Hour Fitness
79.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	97.6%	1,151,131	Nordstrom, Macy's Women's, Macy's Men's and Furniture, Forever 21
80.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	94.2%	770,764	Bloomingdale's, Barnes & Noble, Arhaus Furniture, (8)
81.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4)(2)	Acquired 1995	96.7%	1,300,240	Macy's, Macy's Furniture Gallery, JCPenney, Sears, Dick's Sporting Goods, Barnes & Noble
82.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	96.0%	885,178	Macy's, JCPenney, Sears, Regal Cinema
83.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	99.6%	1,118,429	Macy's, Macy's Furniture Gallery, Sears, Barnes & Noble, Carmike Cinemas, Dick's Sporting Goods, Target, DSW, Ulta

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA		Retail Anchors and Selected Major Tenants
84.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	96.8%	1,588,885		Macy's, Lord & Taylor, Sears, Nordstrom, Target, DSW
85.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	86.8%	1,258,482		Macy's, JCPenney, AMC Theatres, Herberger's, Gordmans (6), Dave & Buster's (6)
86.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (10)	100.0%		Acquired 2002	98.6%	1,680,545		Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store
87.	Southridge Mall	WI	Greendale (Milwaukee)	Fee	100.0%		Acquired 2007	98.2%	1,176,807		JCPenney, Sears, Kohl's, Boston Store, Macy's
88.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	86.5%	611,200		Macy's, Target
89.	Square One Mall	MA	Saugus (Boston)	Fee	56.4	% (4)	Acquired 1999	98.5%	929,779		Macy's, Sears, Best Buy, T.J. Maxx N More, Dick's Sporting Goods, Work Out World
90.	St. Charles Towne Center	MD	Waldorf (Washington, D.C.)	Fee	100.0%		Built 1990	98.0%	980,765		Macy's (9), JCPenney, Sears, Kohl's, Dick Sporting Goods, AMC Theatres
91.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	100.0%	1,390,913		Dillard's, Target, Ashley Furniture Home Store, Barnes & Noble, Dick's Sporting Goods, Ross Dress for Less, Staples, DSW, JoAnn Fabrics, PetsMart, Nordstrom, Arhaus Furniture
92.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2054)	94.4	% (12)	Acquired 2003	98.1%	1,233,578		Neiman Marcus, Bloomingdale's, Nordstrom, Macy's (9), Crate and Barrel, The Container Store
93.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	98.6%	1,301,214		Macy's (9), Nordstrom, Sears, JCPenney
94.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	96.7%	769,431		Dillard's (9), Macy's
95.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	94.3%	1,335,516		Nordstrom, Macy's, JCPenney, Sears, David's Bridal, Forever 21
96.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	98.4%	864,039		Macy's, JCPenney, Sears, Kohl's, Dick's Sporting Goods, hhgregg
97.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	100.0%	1,779,596		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Sears, Crate & Barrel, The Container Store
98.	Town Center at Cobb	GA	Kennesaw (Atlanta)	Fee	100.0%		Acquired 1998	94.8%	1,280,798		Belk, Macy's, JCPenney, Sears, Macy's Men's & Furniture
99.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	98.8%	1,134,396		Dillard's, Von Maur, JCPenney, Sears
100.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	96.3%	876,437		Macy's, Dillard's, JCPenney, Sears, hhgregg, Regal Cinema
101.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	98.0%	1,094,153		Macy's, Dillard's, JCPenney, Sears, DSW, Cobb 10 Luxury Theatres (6)
102.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	98.0%	920,985		Macy's, JCPenney, Sears, Barnes & Noble
103.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	99.0%	1,087,715		Saks Fifth Avenue, Bloomingdale's, Lord & Taylor, Macy's, Zara (6)
104.	West Town Mall	TN	Knoxville	Ground Lease (2042)	50.0	% (4)	Acquired 1991	98.0%	1,334,851		Belk (9), Dillard's, JCPenney, Sears, Regal Cinema
105.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	97.4%	826,292		Neiman Marcus, Nordstrom
106.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	89.8%	924,615		Macy's, Bergner's, Sears, Dick's Sporting Goods, hhgregg, LA Fitness
107.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	98.7%	1,151,233		Macy's, Dillard's, JCPenney, Sears, Malco Theatres
108.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	96.9%	2,172,855		Nordstrom, Macy's, Lord & Taylor, JCPenney, Sears, Arhaus Furniture, Level 257 (6)
109.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.6%	1,087,032		Macy's, Dillard's, JCPenney, Sears

	Total Mall GLA								122,673,199	(16)

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	96.3%	429,555	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	100.0%	441,762	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Michael Kors, Lacoste, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Tommy Hilfiger
3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	97.2%	285,307	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	92.0%	678,703	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Guess, J.Crew, Lacoste, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, The North Face
5.	Calhoun Premium Outlets	GA	Calhoun	Fee	100.0%		Acquired 2010	96.8%	254,053	Ann Taylor, Carter's, Coach, Gap Outlet, Gymboree, Nike, Polo Ralph Lauren, Tommy Hilfiger
6.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	99.3%	674,834	Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Hugo Boss, Last Call by Neiman Marcus, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch
7.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%	289,461	Adidas, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Theory, Vince
8.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	97.9%	438,870	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, J.Crew, Levi's, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
9.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	99.1%	398,690	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Cole Haan, Gap Outlet, Kate Spade, Michael Kors, Saks Fifth Avenue Off 5th, Under Armour
10.	Chicago Premium Outlets (13)	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	98.0%	437,483	Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Diesel, Elie Tahari, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Max Mara, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th (6), Salvatore Ferragamo, Tag Heuer, Theory, Under Armour, Vera Bradley
11.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	100.0%	398,835	Adidas, Banana Republic, Brooks Brothers, Coach, Cole Haan, Gap Outlet, J.Crew, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, The North Face
12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	100.0%	276,188	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, DKNY, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Tumi, Under Armour, Vera Bradley
13.	Columbia Gorge Premium Outlets	OR	Troutdale (Portland)	Fee	100.0%		Acquired 2004	89.0%	163,736	Adidas, Carter's, Coach, Eddie Bauer, Gap Outlet, Gymboree, Levi's, Tommy Hilfiger
14.	Desert Hills Premium Outlets (13)	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	93.6%	650,941	Alexander McQueen, Armani Outlet, Burberry, Coach, Gucci, Lacoste, Last Call by Neiman Marcus, Marc Jocobs, Nike, Polo Ralph Lauren, Prada, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tory Burch, True Religion, Yves Saint Laurent, Zegna
15.	Edinburgh Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	97.8%	377,839	Abercrombie & Fitch (6), Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Coach, DKNY, Express (6), Gap Outlet, J.Crew, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, White House Black Market
16.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	99.4%	476,467	Ann Taylor, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade New York, Kenneth Cole, Lacoste, Lucky Brand, Michael Kors, Movado, Nike, Puma, Saks Fifth Avenue Off 5th

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
17.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	97.4%	297,701	Adidas, BCBG Max Azria, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, Kenneth Cole, Loft Outlet, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
18.	Gaffney Premium Outlets	SC	Gaffney (Greenville/Charlotte)	Fee	100.0%	Acquired 2010	93.6%	359,825	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren
19.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	99.1%	577,872	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J.Crew, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Sony, The North Face, Tommy Hilfiger, True Religion
20.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Built 2012	98.9%	417,211	Bloomingdale's The Outlet Store, Coach, Cole Haan, DKNY, Hugo Boss, Kate Spade New York, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour
21.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	100.0%	531,459	American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Nike, Polo Ralph Lauren, The North Face, Under Armour, Vera Bradley
22.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	98.5%	300,233	Ann Taylor, Banana Republic, BCBG Max Azria, Coach, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
23.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington D.C.	Fee	100.0%	Acquired 2010	96.7%	485,132	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, Nike, The North Face, Timberland, Tommy Hilfiger, Under Armour
24.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	541,760	Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Vera Bradley
25.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	98.3%	285,617	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Loft Outlet, Lucky Brand, Nike, Polo Ralph Lauren, Reebok, Talbots, Timberland, Tommy Hilfiger, Under Armour
26.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	99.0%	434,363	Adidas, American Eagle Outfitters, Ann Taylor, A/X Armani Exchange, Banana Republic, Burberry, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear, Diesel, DKNY, Eddie Bauer, Elie Tahari, Guess, J.Crew, Kate Spade New York, Lacoste, Lucky Brand, Michael Kors, Nike, Talbots, Theory, Tommy Hilfiger, True Religion, Under Armour, Ugg
27.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	95.8%	276,373	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Columbia Sportswear, Eddie Bauer, Gap Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
28.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	98.5%	259,403	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
29.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	95.9%	555,261	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Hugo Boss, J.Crew, Nike, Polo Ralph Lauren, Reebok, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour
30.	Las Vegas North Premium Outlets (13)	NV	Las Vegas	Fee	100.0%	Built 2003	97.5%	527,779	Armani Outlet, A/X Armani Exchange, Ann Taylor, Banana Republic, Burberry, Coach, David Yurman, Diesel, Dolce & Gabbana, Elie Tahari, Etro, Hugo Boss, Lacoste, Last Call by Neiman Marcus (6), Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th (6), Salvatore Ferragamo, St. John, TAG Heuer, Ted Baker, True Religion

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
31.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%	Acquired 2004	98.7%	535,772	Adidas, Ann Taylor, Banana Republic, Bose, Brooks Brothers, Calvin Klein, Coach, DKNY, Gap Outlet, Kenneth Cole, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger, Under Armour, Vera Bradley
32.	Lebanon Premium Outlets	TN	Lebanon (Nashville)	Fee	100.0%	Acquired 2010	90.7%	227,271	Ann Taylor, Brooks Brothers, Coach, Eddie Bauer, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Reebok, Samsonite
33.	Lee Premium Outlets	MA	Lee	Fee	100.0%	Acquired 2010	99.8%	224,850	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Cole Haan, J.Crew, Lacoste, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Tommy Hilfiger, Under Armour
34.	Leesburg Corner Premium Outlets	VA	Leesburg (Washington D.C.)	Fee	100.0%	Acquired 2004	99.3%	517,992	Ann Taylor, Armani Outlet, Brooks Brothers, Burberry, Coach, Columbia Sportswear, Diesel, DKNY, Elie Tahari, Hugo Boss, Lacoste, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour, Vera Bradley, Williams-Sonoma
35.	Liberty Village Premium Outlets	NJ	Flemington (New York)	Fee	100.0%	Acquired 2004	88.9%	162,217	American Eagle Outfitters, Ann Taylor, Brooks Brothers, Calvin Klein, Coach, G.H. Bass & Co., J.Crew, Michael Kors, Polo Ralph Lauren, Timberland
36.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%	Acquired 2004	100.0%	454,730	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Columbia Sportswear, DKNY, Gap Outlet, Guess, Hollister, J.Crew, Movado, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
37.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%	Built 2012	99.2%	408,996	Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots, Tommy Hilfiger, Under Armour, White House Black Market
38.	Napa Premium Outlets	CA	Napa	Fee	100.0%	Acquired 2004	99.3%	179,168	Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, J.Crew, Lucky Brand, Michael Kors, Polo Ralph Lauren, Tommy Hilfiger
39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%	Acquired 2004	97.7%	223,552	Banana Republic, Carter's, Coach, Eddie Bauer, Gap Outlet, Nike, PacSun, Under Armour, Van Heusen, VF Outlet
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%	Acquired 2004	100.0%	540,312	Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Elie Tahari, Hugo Boss, J.Crew, Kate Spade, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Talbots, The North Face, Tommy Hilfiger, Williams-Sonoma
41.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2010	98.5%	773,644	7 For All Mankind, Adidas, Banana Republic, Calvin Klein, Coach, DKNY, J.Crew, Kate Spade, Kenneth Cole, Lacoste, Last Call by Neiman Marcus, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, True Religion, Victoria's Secret
42.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%	Acquired 2004	100.0%	655,004	Adidas, Armani Outlet, A/X Armani Exchange, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Cole Haan, Diesel, Fendi, Hugo Boss, J.Crew, Lacoste, Michael Kors, Nike, Prada, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tory Burch, Vera Bradley, Zegna
43.	Osage Beach Premium Outlets	MO	Osage Beach	Fee	100.0%	Acquired 2004	94.3%	392,450	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Eddie Bauer, Gap Outlet, Levi's, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
44.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	96.7%	195,566	Adidas, Ann Taylor, Banana Republic, BCBG Max Azria, Brooks Brothers, Coach, Gap Outlet, Nike, Puma, Saks Fifth Avenue Off 5th, Tommy Hilfiger
45.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	99.6%	549,137	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Diesel, DKNY, Elie Tahari, Gap Outlet, Guess, J.Crew, Last Call by Neiman Marcus, Loft Outlet, Michael Kors, Movado, Nike, Polo Ralph Lauren, Puma, Restoration Hardware, Theory, Under Armour, Vera Bradley, Ugg
46.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%	Built 2013	98.7%	356,496	Banana Republic, Brooks Brothers, Calvin Klein, Coach, Elie Tahari, Gap Factory Store, Hugo Boss, Lucky Brand, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour
47.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	100.0%	147,416	Calvin Klein, Carter's, Coach, Guess, Levi's, Nike, Nine West, Quiksilver, Skechers, Tommy Hilfiger, Van Heusen
48.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago/Milwaukee)	Fee	100.0%	Acquired 2010	97.0%	402,540	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Gap Outlet, Hugo Boss, Kate Spade, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Under Armour, Ugg
49.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	97.5%	341,951	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Calvin Klein, Coach, Disney Store Outlet, Gap Outlet, Guess, Kenneth Cole, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
50.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	97.7%	289,472	Adidas, Banana Republic, BCBG Max Azria, Brooks Brothers, Calvin Klein, Coach, Columbia sportswear, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Talbots, Tommy Bahama
51.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	100.0%	604,105	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, BCBG Max Azria, Burberry, Calvin Klein, Coach, DKNY, Express, Gap Outlet, Guess, Hugo Boss, Loft Outlet, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, True Religion, VF Outlet
52.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	99.3%	488,672	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
53.	San Francisco Premium Outlets (13)	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (10)	100.0%	Built 2012	98.2%	511,926	Barneys New York, Bloomingdale's The Outlet Store, Coach, DKNY, Elie Tahari, Kate Spade New York, J.Crew, Lacoste, Last Call by Neiman Marcus, MaxMara, Michael Kors, Prada, Saks Fifth Avenue Off 5th, Tommy Hilfiger
54.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio	Fee	100.0%	Acquired 2010	98.5%	731,991	Banana Republic, Cole Haan, Diane Von Furstenberg, Gucci, Hugo Boss, J. Crew, Kate Spade, Lacoste, Last Call by Neiman Marcus, Michael Kors, Pottery Barn, Prada, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, The North Face, Tommy Bahama, Ugg, Victoria's Secret
55.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%	Built 2005	99.3%	554,766	Abercrombie, Adidas, Ann Taylor, Banana Republic, Burberry, Calvin Klein, Coach, Elie Tahari, Hugo Boss, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, The North Face, Tommy Bahama, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
56.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	98.0%	451,087	Adidas, American Eagle Outfitters, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Coach, Cole Haan, Columbia Sportswear, DKNY, Dooney & Bourke, J.Crew, Michael Kors, Movado, Nike, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Under Armour
57.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonsville)	Fee	100.0%		Acquired 2004	96.5%	328,539	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Movado, Nike, Polo Ralph Lauren, Puma (6), Reebok, Tommy Bahama, Tommy Hilfiger, Under Armour
58.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	99.1%	351,462	Ann Taylor, Armani Outlet, BCBG Max Azria, Coach, Columbia Sportswear, Crabtree & Evelyn, Elie Tahari, J. Crew, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, St. John, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
59.	Tanger Outlets — Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	98.4%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, J. Crew, Kenneth Cole, Michael Kors, Nike, Reebok, Tommy Hilfiger, White House Black Market
60.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2019) (7)	100.0%		Acquired 2004	96.8%	411,520	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Cole Haan, Guess, J.Crew, Kate Spade, Nike, Polo Ralph Lauren, Reebok, The North Face, Timberland, Tommy Hilfiger, Under Armour
61.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	97.3%	408,944	Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Michael Kors, Movado, Nike, Robert Graham, Saks Fifth Avenue Off 5th, Talbots, True Religion, Under Armour, Vera Bradley
62.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	99.5%	440,040	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, DKNY, Gucci, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Tommy Bahama, Tommy Hilfiger
63.	Waikele Premium Outlets (13)	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	95.4%	215,546	A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Guess, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, True Religion
64.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	96.6%	417,752	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Chico's, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Levi's, Loft Outlet, Nike, Polo Ralph Lauren, Puma, Talbots, Timerberland, Tommy Hilfiger, Under Armour, VF Outlet
65.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	97.5%	521,931	Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, Columbia Sportswear, Dooney & Bourke, Hugo Boss, J.Crew, Kate Spade New York, Loft Outlet, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Talbots, The North Face, Tommy Bahama, Tommy Hilfiger, True Religion, Under Armour
66.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	99.2%	389,773	Adidas, Ann Taylor, Banana Republic, Cole Haan, Eddie Bauer, Fossil, Gap Outlet, J. Crew, Max Studio, Nike, The North Face, Polo Ralph Lauren, Puma, Tommy Hilfiger

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership	Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
67.	Woodbury Common Premium Outlets (13)	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	99.0%	854,448	Armani Outlet, Banana Republic, Burberry, Chloe, Coach, Dior, Dolce & Gabbana, Fendi, Gucci, Lacoste, Last Call by Neiman Marcus, Nike, Oscar de la Renta, Polo Ralph Lauren, Prada, Reed Krakoff, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tom Ford, Tory Burch, Valentino, Versace, Yves St. Laurent
68.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	99.1%	660,101	All Saints, Ann Taylor, Armani Outlet, Banana Republic, Barneys New York, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Cole Haan, DKNY, Elie Tahari, Hugo Boss, J.Crew, Kate Spade, Lacoste, Michael Kors, Movado, Nike, Polo Ralph Lauren, Restoration Hardware, Robert Graham, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Ted Baker, Theory, Tommy Hilfiger, Tory Burch, True Religion, Under Armour

	Total U.S. Premium Outlets GLA							28,796,557

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	98.5%	1,239,804	Marshalls, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th (15), Burlington Coat Factory, Sears Appliance Outlet, Gameworks, Sports Authority (11), Ross Dress for Less, At Home, Group USA, Harkins Cinemas & IMAX, Sea Life Center, Conn's
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,662,640	Bass Pro Shops Outdoor World, Bed Bath & Beyond, Best Buy, Books-A-Million, Burlington Coat Factory, The Children's Place, Dave & Buster's, F.Y.E., H&M, Medieval Times, Modell's, Last Call by Neiman Marcus, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21
3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	96.3%	1,410,205	Forever 21, Jumpstreet, Last Call by Neiman Marcus, Off Broadway Shoe Warehouse, Saks Fifth Avenue Off 5th, Sports Authority, Super Target, United Artists Theatre, Burlington Coat Factory, H&M
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.5%	1,343,551	Bass Pro Shops Outdoor World, Books-A-Million, Burlington Coat Factory, Saks Fifth Avenue Off 5th, The Children's Place Outlet, Dave & Buster's, Nike Factory Store, T.J. Maxx, Group USA, Sun & Ski, VF Outlet, Off Broadway Shoes, Bed Bath & Beyond, AMC Theatres, Best Buy, Forever 21, Sea Life Center
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	93.3%	1,778,483	Bed Bath & Beyond, Burlington Coat Factory, The Children's Place, Group USA, Marshalls, Nike Factory Store, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Last Call by Neiman Marcus, Sears Appliance Outlet, Bass Pro Shops Outdoor World, Off Broadway Shoes, VF Outlet, Legoland Discovery Center, Sea Life Center, Ross Dress for Less, H&M
6.	Great Mall	CA	Milpitas (San Jose)	Fee	100.0%		Acquired 2007	98.9%	1,366,245	Last Call by Neiman Marcus, Sports Authority, Group USA, Kohl's, Dave & Busters, Sears Appliance Outlet, Burlington Coat Factory, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Off Broadway Shoes, Uniqlo
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	98.9%	1,918,263	Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington Coat Factory, Kohl's, Marshalls Home Goods, Saks Fifth Avenue Off 5th, Rinkside, Sears Grand, Sports Authority, T.J. Maxx, VF Outlet, Marcus Cinemas, Last Call by Neiman Marcus, Value City Furniture, Shoppers World, Off Broadway Shoe Warehouse, Macy's
8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	98.9%	1,747,461	Bass Pro Shops Outdoor World, Bed Bath and Beyond, Books-A-Million, Burlington Coat Factory, Jumpstreet, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Off Broadway Shoes, Tilt, Ross Dress for Less, H&M
9.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.7%	1,471,353	Burlington Coat Factory, Nike Factory Store, Gameworks, The Children's Place Outlet, Marshalls, Saks Fifth Avenue Off 5th, Bed Bath & Beyond, Nordstrom Rack, Dave & Busters, Group USA, Sam Ash Music, Off Broadway Shoes, AMC Theatres, Sports Authority, Forever 21, Last Call by Neiman Marcus
10.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	96.9%	1,153,536	Regal Cinema & IMAX, Dave & Busters, VF Outlet, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, Bed Bath & Beyond, Saks Fifth Avenue Off 5th, Off Broadway Shoes, H&M

Simon Property Group, L.P. and Subsidiaries
Property Table
U.S. Properties

	Property Name	State	City (CBSA)	Ownership Interest (Expiration if Lease) (3)	Legal Ownership		Year Built or Acquired	Occupancy (5)	Total GLA	Retail Anchors and Selected Major Tenants
11.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	99.2%	805,311	Dave & Buster's, Vans Skatepark, Lucky Strike Lanes, Saks Fifth Avenue Off 5th, AMC Theatres, Nike Factory Store, Last Call by Neiman Marcus, Off Broadway Shoes, Nordstrom Rack, Sports Authority, H&M, Forever 21
12.	Potomac Mills	VA	Woodbridge (Washington, D.C.)	Fee	100.0%		Acquired 2007	99.6%	1,525,636	Group USA, Marshalls, T.J. Maxx, Sears Appliance Outlet, JCPenney, Burlington Coat Factory, Off Broadway Shoe Warehouse, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, The Children's Place, AMC Theatres, Modell's Sporting Goods, Books-A-Million, H&M, Last Call by Neiman Marcus, XXI Forever, Bloomingdale's Outlet, Buy Buy Baby/and That!
13.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	99.1%	2,197,314	American Signature Home, Bed Bath & Beyond, Brandsmart USA, Burlington Coat Factory, Gameworks, Marshalls, Last Call by Neiman Marcus, Nike Factory Store, Nordstrom Rack, Saks Fifth Avenue Off 5th, Ron Jon Surf Shop, Sports Authority, Super Target, T.J. Maxx, Urban Planet, VF Factory Outlet, F.Y.E., Off Broadway Shoes, Regal Cinema, Bloomingdale's Outlet, Forever 21

	Total Mills Properties								19,619,802

	Community Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.3%	230,036
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	91.3%	672,896	JCPenney, Dick's Sporting Goods, Stein Mart, Bed Bath & Beyond, DSW, Hamilton 16 IMAX, Earth Fare
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	96.6%	882,654	Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's

	Total Community Centers GLA								1,785,586

	Other Properties
1.	Circle Centre	IN	Indianapolis	Property Lease (2097)	14.7	% (4) (2)	Built 1995	94.9%	751,652	Carson's, United Artists Theatre, Indianapolis Star
2.	Florida Keys Outlet Center	FL	Florida City	Fee	100.0%		Acquired 2010	88.6%	206,349	American Eagle, Carter's, Coach, Gap Outlet, Guess, Nike, Nine West, OshKosh B'gosh, Skechers, Tommy Hilfiger
3.	Huntley Outlet Center	IL	Huntley	Fee	100.0%		Acquired 2010	53.5%	278,845	Ann Taylor, Banana Republic, Bose, Calvin Klein, Carter's, Eddie Bauer, Gap Outlet, Guess, Reebok, Tommy Hilfiger
4.	Indian River Commons	FL	Vero Beach	Fee	50.0	% (4)	Built 1997	100.0%	255,942	Lowe's Home Improvement, Best Buy, Ross Dress for Less, Bed Bath & Beyond, Michaels
5.	Indian River Mall	FL	Vero Beach	Fee	50.0	% (4)	Built 1996	84.3%	736,262	Dillard's, Macy's, JCPenney, Sears, AMC Theatres
6.	Lincoln Plaza	PA	King of Prussia (Philadelphia)	Fee	85.5%		Acquired 2003	100.0%	268,086	AC Moore, Michaels, T.J. Maxx, Home Goods, hhgregg, American Signature Furniture, DSW, (8)
7.	Naples Outlet Center	FL	Naples	Fee	100.0%		Acquired 2010	68.7%	146,033	Ann Taylor, Bass, Coach, L'eggs/Hanes/Bali/Playtex, Loft Outlet, Samsonite, Van Heusen
8.	Outlet Marketplace	FL	Orlando	Fee	100.0%		Acquired 2010	79.4%	199,316	American Eagle, Calvin Klein, Nike (6), Nine West, Reebok, Skechers
9.	Shops at Sunset Place, The	FL	S. Miami	Fee	37.5	% (4) (2)	Built 1999	83.4%	517,964	Barnes & Noble, Gametime, Z Gallerie, LA Fitness, AMC Theatres, Splitsville, (8)
10 - 14.	The Mills Limited Partnership (TMLP)						Acquired 2007		5,787,887

	Total Other GLA								9,148,336

	Total U.S. Properties GLA								182,023,480

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

(5)
Malls — Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets and The Mills — Executed leases for all company-owned GLA (or total center GLA).

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
Property is undergoing an expansion.

(14)
We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.

(15)
Indicates anchor has announced its intent to close this location.

(16)
Mall & Freestanding GLA includes office space. Centers with more than 20,000 square feet of office space are listed below:

Circle Centre — 129,944 sq. ft.	Greendale Mall — 119,860 sq. ft.
Copley Place — 869,018 sq. ft.	Menlo Park Mall — 49,481 sq. ft.
Domain, The — 156,240 sq. ft.	Oxford Valley Mall — 111,038 sq. ft.
Fashion Centre at Pentagon City, The — 169,550 sq. ft.	Plaza Carolina — 27,343 sq. ft.
Firewheel Town Center — 75,303 sq. ft.	Southdale Center — 20,393 sq. ft.

  United States Lease Expirations

            The following table summarizes lease expiration data for our malls and Premium Outlets located in the United States, including Puerto Rico, as of December 31, 2014. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

Year	Number of Leases Expiring	Square Feet	Avg. Base Minimum Rent PSF at 12/31/14	Percentage of Gross Annual Rental Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	434	1,242,185	$44.68	1.2%
2015	2,085	6,506,235	$44.74	6.4%
2016	2,444	8,274,653	$42.38	7.7%
2017	2,402	8,186,466	$44.84	8.3%
2018	2,218	8,259,805	$47.00	8.6%
2019	1,834	7,070,956	$46.48	7.4%
2020	1,342	5,239,299	$46.74	5.5%
2021	1,209	4,867,902	$49.87	5.5%
2022	1,447	5,589,313	$48.97	6.1%
2023	1,757	6,653,525	$51.16	7.7%
2024	1,551	5,897,684	$53.19	6.9%
2025 and Thereafter	572	3,126,265	$45.09	3.2%
Specialty Leasing Agreements w/ terms in excess of 12 months	766	1,795,916	$21.95	0.9%
Anchor Tenants
2015	7	736,118	$4.38	0.1%
2016	9	1,192,928	$2.43	0.1%
2017	18	2,546,584	$2.59	0.1%
2018	17	2,130,629	$4.99	0.2%
2019	21	2,231,012	$5.16	0.3%
2020	22	2,502,850	$5.35	0.3%
2021	9	732,696	$9.26	0.1%
2022	8	957,917	$9.59	0.2%
2023	9	1,223,016	$10.54	0.3%
2024	12	703,770	$11.67	0.2%
2025 and Thereafter	27	2,978,780	$5.71	0.4%

(1)
Does not consider the impact of renewal options that may be contained in leases. Excludes WPG properties.

(2)
Annual rental revenues represent domestic 2014 consolidated and joint venture combined base rental revenue excluding WPG properties.

International Properties

            Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.

  European Investments

            On March 14, 2012, we acquired a 28.7% interest in Klépierre for approximately $2.0 billion. At December 31, 2014 we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $43.45 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 13 countries in Europe. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders would receive 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed, and it is anticipated that Klépierre will own all of the equity of Corio on March 31, 2015 through a merger transaction, after which our percentage ownership will be diluted to approximately 18.3%.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain of its existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen, and a noncontrolling interest in a development property located in Vancouver, British Columbia. On August 2, 2013 we acquired a noncontrolling interest in Ashford Designer Outlet in Kent, UK. On October 16, 2013 we completed transactions with McArthurGlen acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). During the quarter ended June 30, 2014, we purchased an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our percentage ownership of this entity to 45%. At December 31, 2014 our legal ownership interests in these entities range from 45% to 90%.

            We own a 13.3% interest in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

  Other International Investments

            We also hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in three operating joint venture properties in South Korea, a 50% interest in one operating joint venture property in Mexico, a 50% interest in one operating joint venture property in Malaysia, and a 50% interest in two operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.1 million square feet of GLA and were 99.1% leased as of December 31, 2014.

            The following property tables summarize certain data for our properties located in Japan, South Korea, Mexico, Malaysia, Canada and the various European countries related to the McArthurGlen joint venture property locations at December 31, 2014:

Simon Property Group, L.P. and Subsidiaries
Property Table
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
INTERNATIONAL PREMIUM OUTLETS
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Banana Republic, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Gap Outlet, McGregor, MK Michel Klein, Nike, Tommy Hilfiger, Ralph Lauren
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	481,500	Armani, Balenciaga, Bally, Banana Republic, Bottega Veneta, Burberry, Coach, Diesel, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Jill Stuart, Loro Piana, Miu Miu, Moschino, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Banana Republic, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Etro, Gap Outlet, Gucci, Harrod's, Hugo Boss, Loro Piana, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tommy Hilfiger, Valentino
4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	416,500	Adidas, Armani, Bally, BCBG Max Azria, Beams, Brooks Brothers, Coach, Cole Haan, Diesel, Dolce & Gabbana, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Hugo Boss, Kate Spade, Lacoste, Lanvin Collection, Nike, Polo Ralph Lauren
5.	Sano Premium Outlets	Sano (Tokyo)	Ground Lease (2022)	40.0%	2003	390,800	Adidas, Armani, Beams, Brooks Brothers, Coach, Diesel, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Harrod's, Kate Spade, Miu Miu, Nike, Polo Ralph Lauren, Prada
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas. Beams, Brooks Brothers, Coach, Forever21, Jill Stuart, Levi's, Pleats Please Issey Miyake, Tasaki, TaylorMade, United Arrows
7.	Shisui Premium Outlets	Shisui (Chiba), Japan	Ground Lease (2032)	40.0%	2013	234,800	Banana Republic, Brooks Brothers, Citizen, Coach, Gap, Marmot, Michael Kors, Samsonite, Tommy Hilfiger, United Arrows
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2024)	40.0%	2005	367,700	Adidas, BCBG Max Azria, Beams, Brooks Brothers, Coach, Diesel, Eddie Bauer, Furla, Gap Outlet, MK Michel Klein, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Ground Lease (2023)	40.0%	2004	290,400	Adidas, Armani, Banana Republic, BCBG Max Azria, Beams, Bose, Brooks Brothers, Burberry, Coach, Cole Haan, Courreges, Dolce & Gabbana, Furla, Gap Outlet, Miki House, Nike, Puma, Reebok, Theory, Tommy Hilfiger

	Subtotal Japan					3,101,900

Simon Property Group, L.P. and Subsidiaries
Property Table
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Kenneth Cole, Diesel, Lacoste, Levi's, MaxMara, Nautica, Nike, Palacio Outlet, Reebok, Rockport, Salvatore Ferragamo, Swarovski, Zegna
	Subtotal Mexico					333,000
	SOUTH KOREA
11.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	286,200	Adidas, Giorgio Armani, Burberry, Chloe, Coach, Diesel, Dolce & Gabbana, Escada, Fendi, Gucci, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Theory, Tod's, Valentino, Vivienne Westwood
12.	Paju Premium Outlets	Paju (Seoul)	Fee	50.0%	2011	442,900	Armani, Banana Republic, Calvin Klein, Coach, DKNY, Escada, Jill Stuart, Lacoste, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, Tory Burch, Vivienne Westwood
13.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Banana Republic, Bean Pole, Calvin Klein, Coach, DKNY, Gap, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Theory, The North Face, Tommy Hilfiger

	Subtotal South Korea					1,089,300
	MALAYSIA
14.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	264,400	Adidas, Armani, Brooks Brothers, Burberry, Calvin Klein, Canali, Coach, DKNY, Gap, Guess, Lacoste, Levi's, Michael Kors, Nike, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Zegna
	Subtotal Malaysia					264,400
	CANADA
15.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	358,400	Adidas, Banana Republic, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Reebok, Tommy Hilfiger
16.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	365,500	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Gap, Lacoste, Michael Kors, Nike, Old Navy, Polo Ralph Lauren, Reebok, Tommy Hilfiger
	Subtotal Canada					723,900

	TOTAL INTERNATIONAL PREMIUM OUTLETS					5,512,500

Simon Property Group, L.P. and Subsidiaries
Property Table
International Properties

	COUNTRY/Property Name	City (Metropolitan area)	Ownership Interest	SPG Effective Ownership	Year Built	Total Gross Leasable Area	Retail Anchors and Major Tenants
INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	Phase 3 — 2005	118,000	Armani, Bally, Burberry, Calvin Klein, Diesel, Furla, Geox,
	Phases 3 & 4				Phase 4 — 2011		Gucci, Hugo Boss, Joop! Windsor Strellson, Michael Kors, Porsche Design, Prada, Swarovski, Zegna

	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	60.0%	Phase 1 — 2010	288,000	Adidas, Armani, Calvin Klein, Hugo Boss, Lacoste, Lui Jo,
	Phases 1 & 2				Phase 2a — 2010		Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada,
					Phase 2b — 2011		Roberto Cavalli, Timberland, Tommy Hilfiger, Valentino, Versace
3.	Noventa Di Piave Designer	Venice	Fee	60.0%	Phase 1 — 2008	280,000	Armani, Bally, Bottega Veneta, Brioni,
	Outlet Phases 1, 2, & 3				Phase 2 — 2010		Burberry, Calvin Klein, Fendi, Gucci, Hugo Boss, Loro Piana,
					Phase 3 — 2012		Michael Kors, Nike, Pinko, Paul Smith, Prada, Salvatore
							Ferragamo, Sergio Rossi, Tommy Hilfiger, Valentino, Versace

	Subtotal Italy					568,000
	NETHERLANDS
4.	Roermond Designer Outlet	Roermond	Fee	90.0%	Phase 2 — 2005	173,000	Armani, Bally, Burberry, Calvin Klein Jeans, Escada, Furla,
	Phases 2 & 3				Phase 3 — 2011		Gucci, Hugo Boss, Joop! Windsor Strellson, Loro Piana,
							Michael Kors, Moncler, Mulberry, Prada,
							Ralph Lauren Luxury, Swarovski,
							Tod's, Tommy Hilfiger, UGG

	Subtotal Netherlands					173,000
	UNITED KINGDOM
5.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	183,000	Abercrombie and Fitch, Adidas, CK Underwear, Clarks, Fossil, French Connection, Gap, Guess, Lacoste, Levis, Marks & Spencer, Next, Nike, Polo Ralph Lauren, Reiss, Superdry, Swarovski, Tommy Hilfiger

	Subtotal United Kingdom					183,000

	Total International Designer Outlets					1,042,000

FOOTNOTES:

(1)
All gross leasable area listed in square feet.

  Land

            We have direct or indirect ownership interests in approximately 350 acres of land held in the United States and Canada for future development.

  Sustainability and Energy Efficiency

            We incorporate sustainable thinking into all areas of our business from property development and operations, to doing business with customers, to engaging with the communities we serve as well as our employees.

            One main focus of our sustainability strategy is on energy conservation and energy efficiency. Through the continued use of energy conservation practices, energy efficiency projects, and continuous monitoring and reporting, we have reduced our energy consumption at comparable properties every year since 2003. As a result, excluding new developments and expansions, we reduced the electricity usage over which we have direct control by 280 million kWhs since 2003. This represents a 30% reduction in electricity usage across a portfolio of comparable properties and reflects an annual value of over $28 million in avoided operating costs. Our documented reduction in greenhouse gas emissions resulting from our energy management efforts is 481,500 metric tons of CO2e.

            We have been globally recognized for our energy efficiency programs and transparency in disclosure practices. In 2014, we were listed on CDP's Climate Disclosure Leadership Index for the sixth time and included in the Climate Performance Leadership Index — identifying us as a leader in our sector for driving significant reduction in emissions due to implementation of energy efficient initiatives. Additionally, in 2014 we received the highest designation of a Green Star rating from the Global Real Estate Sustainability Benchmark.

  Mortgage Financing on Properties

            The following table sets forth certain information regarding the mortgages and unsecured indebtedness encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2014
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		$164,566		$12,268		07/01/20
Bangor Mall	6.15%		80,000		4,918	(2)	10/01/17
Battlefield Mall	3.95%		125,000		4,938	(2)	09/01/22
Birch Run Premium Outlets	5.95%		102,362	(10)	8,078		04/11/16
Calhoun Premium Outlets	5.79%		19,683	(22)	1,519		09/01/16
Carolina Premium Outlets	3.36%		48,448		2,675		12/01/22
Domain, The	5.44%		198,454		14,085		08/01/21
Ellenton Premium Outlets	5.51%		100,466	(21)	7,649		01/11/16
Empire Mall	5.79%		176,300		10,215	(2)	06/01/16
Florida Keys Outlet Center	5.51%		10,253	(21)	781		01/11/16
Gaffney Premium Outlets	5.79%		35,721	(22)	2,757		09/01/16
Grand Prairie Premium Outlets	3.66%		120,000		4,392	(2)	04/01/23
Greenwood Park Mall	8.00%		75,733	(19)	7,044		08/01/16
Grove City Premium Outlets	5.51%		108,453	(21)	8,258		01/11/16
Gulfport Premium Outlets	5.51%		24,198	(21)	1,842		01/11/16
Gurnee Mills	5.77%		321,000		18,512	(2)	07/01/17
Hagerstown Premium Outlets	5.95%		86,045	(10)	6,787		04/11/16
Huntley Outlet Center	5.51%		28,679	(21)	2,183		01/11/16
Independence Center	5.94%		200,000		11,886	(2)	07/10/17
Ingram Park Mall	5.38%		137,783		9,746		06/01/21
Jersey Shore Premium Outlets	5.51%		67,306	(21)	5,124		01/11/16
King of Prussia — The Court & The Plaza — 1	7.49%		44,457		23,183		01/01/17
King of Prussia — The Court & The Plaza — 2	8.53%		3,204		1,685		01/01/17
King of Prussia — The Court & The Plaza — 3	4.50%		50,000		2,250	(2)	01/01/17
Las Americas Premium Outlets	5.84%		176,605		12,728		06/11/16
Lebanon Premium Outlets	5.51%		14,877	(21)	1,133		01/11/16
Lee Premium Outlets	5.79%		49,134	(22)	3,792		09/01/16
Mall at Chestnut Hill, The	4.69%		120,000		5,624	(2)	11/01/23
Merrimack Premium Outlets	3.78%		130,000		4,908	(2)	07/01/23
Midland Park Mall	4.35%		81,860		5,078		09/06/22
Montgomery Mall	4.57%		100,000		5,885		05/01/24
Naples Outlet Center	5.51%		15,415	(21)	1,174		01/11/16
Opry Mills — 1	2.67	% (1)	280,000		7,480	(2)	10/10/16
Opry Mills — 2	5.00%		91,427		4,571	(2)	10/10/16
Oxford Valley Mall	4.77%		66,516		4,456		12/07/20
Penn Square Mall	7.75%		93,998		8,597		04/01/16
Pismo Beach Premium Outlets	5.84%		33,850	(20)	1,978	(2)	11/06/16
Plaza Carolina	1.52	% (1)	225,000		3,423	(2)	09/30/17	(3)
Pleasant Prairie Premium Outlets — 1	5.51%		57,806	(21)	4,401		01/11/16
Pleasant Prairie Premium Outlets — 2	6.01%		35,192		2,758		12/01/16
Potomac Mills	5.83%		410,000		23,901	(2)	07/11/17
Puerto Rico Premium Outlets	1.52	% (1)	125,000		1,902	(2)	09/30/17	(3)
Queenstown Premium Outlets	5.84%		66,150	(20)	3,864	(2)	11/06/16
San Marcos Premium Outlets	5.51%		137,569	(21)	10,474		01/11/16
Shops at Riverside, The	3.37%		130,000		4,382	(2)	02/01/23
Southdale Center	3.84%		155,000		5,958	(2)	04/01/23
SouthPark	8.00%		187,439	(19)	17,434		08/01/16
Southridge Mall	3.85%		125,000		4,818	(2)	06/06/23
Summit Mall	5.42%		65,000		3,526	(2)	06/10/17

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2014
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
The Crossings Premium Outlets	3.41%		115,000		3,926	(2)	12/01/22
Town Center at Cobb	4.76%		198,095		12,530		05/01/22
Walt Whitman Shops	8.00%		115,492	(19)	10,742		08/01/16
White Oaks Mall	5.54%		50,000		2,768	(2)	11/01/16
Williamsburg Premium Outlets	5.95%		99,406	(10)	7,841		04/11/16
Wolfchase Galleria	5.64%		225,000		12,700	(2)	04/01/17
Woodland Hills Mall	7.79%		91,686		8,414		04/05/19

Total Consolidated Secured Indebtedness			$6,195,628
Unsecured Indebtedness:
Simon Property Group, LP:
Global Commercial Paper — USD Currency	0.19%		$200,000		$380	(2)	02/11/15
Global Commercial Paper — Euro Currency	0.13%		209,185	(18)	356	(2)	03/18/15
Revolving Credit Facility — Euro Currency	0.81	% (15)	372,154	(16)	3,004	(2)	06/30/19	(3)
Revolving Credit Facility — Yen Currency	0.88	% (15)	186,383	(23)	1,640	(2)	06/30/19	(3)
Unsecured Notes — 4C	7.38%		200,000		14,750	(14)	06/15/18
Unsecured Notes — 12A	5.10%		326,816		16,668	(14)	06/15/15
Unsecured Notes — 13B	5.75%		366,635		21,082	(14)	12/01/15
Unsecured Notes — 14B	6.10%		163,298		9,961	(14)	05/01/16
Unsecured Notes — 15B	5.88%		207,453		12,188	(14)	03/01/17
Unsecured Notes — 16B	5.25%		364,276		19,124	(14)	12/01/16
Unsecured Notes — 19B	6.13%		800,000		49,000	(14)	05/30/18
Unsecured Notes — 20A	10.35%		650,000		67,275	(14)	04/01/19
Unsecured Notes — 22B	5.65%		1,250,000		70,625	(14)	02/01/20
Unsecured Notes — 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes — 23A	4.38%		900,000		39,375	(14)	03/01/21
Unsecured Notes — 24A	2.80%		500,000		14,000	(14)	01/30/17
Unsecured Notes — 24B	4.13%		700,000		28,875	(14)	12/01/21
Unsecured Notes — 25A	2.15%		600,000		12,900	(14)	09/15/17
Unsecured Notes — 25B	3.38%		600,000		20,250	(14)	03/15/22
Unsecured Notes — 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes — 26A	1.50%		750,000		11,250	(14)	02/01/18
Unsecured Notes — 26B	2.75%		500,000		13,750	(14)	02/01/23
Unsecured Notes — Euro 1	2.38%		912,143	(34)	21,663	(6)	10/02/20
Unsecured Notes — 27A	2.20%		600,000		13,200	(14)	02/01/19
Unsecured Notes — 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes — 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes — 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Term Loan	1.26	% (1)	240,000		3,024	(2)	02/28/18	(3)

Total Consolidated Unsecured Indebtedness			$14,648,343

Total Consolidated Indebtedness at Face Amounts			$20,843,971
Net Premium on Indebtedness			50,133
Net Discount on Indebtedness			(41,111)

Total Consolidated Indebtedness			$20,852,993

Our Share of Consolidated Indebtedness			$20,773,850

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.82	% (12)	76,881	(26)	11,573		09/25/23
Ashford Designer Outlets — Fixed	4.27	% (11)	56,048	(32)	2,390	(2)	07/31/16

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2014
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Ashford Designer Outlets — Variable	2.42	% (1)	6,228	(32)	151	(2)	07/31/16
Arundel Mills	4.29%		375,500	(35)	28,116		02/06/24
Arundel Mills Marketplace	4.29%		9,500	(35)	884		02/06/24
Auburn Mall	6.02%		39,755		3,027		09/01/20
Aventura Mall	3.75%		1,200,000		45,002	(2)	12/01/20
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23
Briarwood Mall	7.50%		109,680	(33)	10,641		11/30/16
Busan Premium Outlets — Fixed	5.44%		73,678	(17)	4,009	(2)	06/20/22
Busan Premium Outlets — Variable	4.42	% (27)	51,584	(17)	2,278	(2)	02/13/17
California Department Stores	6.53%		31,300		2,044	(2)	11/01/17
Cape Cod Mall	5.75%		95,139		7,003		03/06/21
Charlotte Premium Outlets	1.62	% (1)	90,000		1,459	(2)	11/24/19	(3)
Circle Centre	3.07	% (24)	67,000		2,055	(2)	01/28/20	(3)
Coconut Point	5.83%		230,000		13,409	(2)	12/10/16
Coddingtown Mall	1.92	% (1)	11,850		839		03/01/17	(3)
Colorado Mills — 1	4.28%		136,000		5,824	(2)	11/01/24
Colorado Mills — 2	5.04%		27,843		1,811		07/01/21
Concord Mills	3.84%		235,000		9,015	(2)	11/01/22
Crystal Mall	4.46%		94,272		5,749		06/06/22
Dadeland Mall	4.50%		442,740		27,361		12/05/21
Del Amo Fashion Center	2.17	% (1)	310,000		6,731	(2)	01/17/18	(3)
Domain Westin	1.92	% (1)	45,000		865	(2)	08/30/18	(3)
Dover Mall	5.57%		89,831		6,455		08/06/21
Emerald Square Mall	4.71%		110,883		7,165		08/11/22
Falls, The	7.50%		106,024	(33)	10,287		11/30/16
Fashion Centre Pentagon Office	5.11%		40,000		2,043	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		19,957	(2)	07/01/21
Fashion Valley	4.30%		466,385		28,208		01/04/21
Firewheel Residential	5.91%		21,756		1,635		12/01/16	(3)
Firewheel Residential II	2.17	% (1)	24,000		521	(2)	11/14/18	(3)
Florida Mall, The	5.25%		350,483		24,849		09/05/20
Gloucester Premium Outlets	1.67	% (1)	1,608		27	(2)	06/19/19	(3)
Grapevine Mills	3.83%		268,000		15,157	(2)	10/01/24
Greendale Mall	6.00%		45,000		2,699	(2)	10/01/16
Gotemba Premium Outlets	0.39	% (12)	15,382	(26)	6,207		02/28/18
Hamilton Town Center	4.81%		84,000		4,038	(2)	04/01/22
Houston Galleria — 1	5.44%		643,583		34,985	(2)	12/01/15
Houston Galleria — 2	5.44%		177,417		9,644	(2)	12/01/15
Indian River Commons	5.21%		8,924	(13)	637		(8)
Indian River Mall	5.21%		60,463	(13)	4,313		(8)
Johor Premium Outlets	5.06	% (7)	21,443	(9)	6,678		10/14/20
Katy Mills	3.49%		140,000		4,886	(2)	12/06/22
Kobe-Sanda Premium Outlets — Variable	0.47	% (12)	33,100	(26)	6,272		01/31/20
Lehigh Valley Mall	5.88%		131,394		9,943		07/05/20
La Reggia Designer Outlets Phases 1 & 2	1.52	% (25)	75,411	(30)	6,602		03/31/27
Liberty Tree Mall	3.41%		33,940		1,866		05/06/23
Mall at Rockingham Park, The	5.61%		260,000		14,586	(2)	03/10/17
Mall at Tuttle Crossing, The	3.56%		125,000		4,455	(2)	05/01/23
Mall of New Hampshire, The	6.23%		124,989		10,079		10/05/15
Meadowood Mall	5.82%		120,139		8,818		11/06/21
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Northshore Mall	3.30%		267,212		14,453		07/05/23

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2014
(Dollars in thousands)

Property Name	Interest Rate		Face Amount		Annual Debt Service (1)		Maturity Date
Noventa Di Piave Designer Outlets Phase 1	1.12	% (25)	40,098	(30)	3,753		08/29/26
Noventa Di Piave Designer Outlets Phase 2 & 3	2.58	% (28)	42,911	(30)	3,608		06/30/27
Ontario Mills	4.25%		333,152		20,661		03/05/22
Outlets at Orange, The	4.22%		215,000		12,936	(2)	04/01/24
Paju Premium Outlets	4.08%		98,968	(17)	4,040	(2)	11/28/19
Parndorf Designer Outlets Phases 3 & 4	2.21	% (28)	42,160	(30)	5,013		06/30/16
Phipps Plaza Residential	1.92	% (1)	101		2	(2)	10/16/19	(3)
Premium Outlets Montréal	2.60	% (4)	80,570	(5)	2,095	(2)	09/10/17	(3)
Quaker Bridge Mall — 1	7.03%		12,273		2,407		04/01/16
Quaker Bridge Mall — 2	2.95%		62,000		1,829	(2)	04/01/16
Rinku Premium Outlets — Variable	0.42	% (12)	13,394	(26)	1,962		07/31/17
Roermond Designer Outlets Phases 2 & 3 — Fixed	1.86%		218,914	(30)	4,070	(2)	12/01/21
Sano Premium Outlets	0.48	% (12)	6,990	(26)	4,665		05/31/18
Sendai-Izumi Premium Outlets	0.44	% (12)	12,724	(26)	3,677		10/31/18
Shisui Premium Outlets	0.39	% (12)	39,847	(26)	5,494		05/31/18
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Shops at Sunset Place, The	5.62%		72,355		5,892		09/01/20
Silver Sands Premium Outlets	3.93%		100,000		3,930	(2)	06/01/22
Smith Haven Mall	5.16%		180,000		9,283	(2)	03/01/16
Solomon Pond Mall	4.01%		105,847		6,309		11/01/22
Southdale Residential	1.82	% (1)	33,880		617	(2)	07/01/18	(3)
SouthPark Residential	4.80%		22,000		1,056	(2)	05/01/21
Springfield Mall	4.77	% (11)	62,611		3,492		11/30/15
Square One Mall	5.47%		96,077		6,793		01/06/22
Stoneridge Shopping Center	7.50%		216,178	(33)	19,214		11/30/16
St. Johns Town Center	3.82%		350,000		9,528	(2)	09/11/24
St. Louis Premium Outlets	4.06%		95,000		3,858	(2)	10/06/24
Tanger Outlets — Galveston/Houston	1.67	% (1)	65,000		1,086	(2)	07/01/18	(3)
Toki Premium Outlets	0.94	% (12)	30,974	(26)	1,773		11/30/19
Toronto Premium Outlets	2.45	% (4)	83,069	(5)	2,035	(2)	07/09/15
Tosu Premium Outlets	0.45	% (12)	17,496	(26)	2,270		12/31/18
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
West Town Mall	6.34%		210,000		13,309	(2)	12/01/17
Westchester, The	6.00%		351,434		26,980		05/05/20
Woodfield Mall	4.50%		425,000		19,125	(2)	03/05/24
Yeoju Premium Outlets	4.68%		51,404	(17)	2,408	(2)	09/06/20

Total Joint Venture Secured Indebtedness at Face Value			$12,538,792
The Mills Limited Partnership Indebtedness at Face Value			$726,474	(29)

Total Joint Venture and The Mills Limited Partnership Indebtedness at Face Value			$13,265,266
Net Premium on Indebtedness			7,291

Total Joint Venture Indebtedness			$13,272,557

Our Share of Joint Venture Indebtedness			$6,359,882	(31)

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2014
(Dollars in thousands)

(1)
Variable rate loans based on 1M LIBOR plus interest rate spreads ranging from 80 bps to 250 bps. 1M LIBOR as of December 31, 2014 was 0.17%.

(2)
Requires monthly payment of interest only.

(3)
Includes applicable extension available at the Applicable Borrower's option.

(4)
Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 115 bps to 130 bps. 1M CDOR at December 31, 2014 was 1.30%.

(5)
Amount shown in USD equivalent. CAD Equivalent is 189.9 million.

(6)
Requires annual payment of interest only.

(7)
Variable rate loans based on Cost of Fund plus interest rates spreads ranging from 150 bps to 175 bps. Cost of Fund as of December 31, 2014 was 3.54%.

(8)
Expected sale or transfer of the property during the first quarter of 2015.

(9)
Amount shown in USD Equivalent. Ringgit equivalent is 75.0 million.

(10)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(11)
Associated with these loans are interest rate swap agreements that effectively fix the interest rate of the loans at the all-in rate presented.

(12)
Variable rate loans based on 1M YEN LIBOR or 6M YEN LIBOR plus interest rate spreads ranging from 25.0 bps to 79.3 bps. As of December 31, 2014, 1M YEN LIBOR and 6M YEN LIBOR were 0.08% and 0.14%, respectively.

(13)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

(14)
Requires semi-annual payments of interest only.

(15)
$4.0 Billion Revolving Credit Facility. As of December 31, 2014, the Credit Facility — Yen Currency bears interest at Yen LIBOR + 80 bps and the Credit Facility — Euro Currency bears interest at 1M EURO LIBOR + 80 bps. The facilities provide for different pricing based upon our investment grade rating. As of December 31, 2014, $5.0 billion was available after outstanding borrowings and letters of credit under our credit facilities.

(16)
Amount shown in USD Equivalent. Balances include borrowings on multi-currency tranche of Euro 306.0 million.

(17)
Amount shown in USD equivalent. Won Equivalent is 301.9 billion.

(18)
Amount shown in USD equivalent. Euro equivalent is 172.0 million.

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

(25)
Variable rate loan based on 6M EURIBOR plus interest rate spreads ranging from 95 bps to 135 bps. 6M EURIBOR at December 31, 2014 was 0.17%.

(26)
Amount shown in USD Equivalent. Yen equivalent is 29.5 billion.

(27)
Variable rate loans based on 91 Day Korean CD rate plus interest rate spreads ranging from 200 bps to 290 bps. The 91 Day Korean CD rate as of December 31, 2014 was 2.13%.

(28)
Variable rate loan based on 3M EURIBOR plus interest rate spreads ranging from 200 bps to 250 bps. 3M EURIBOR at December 31, 2014 was 0.08%.

(29)
Consists of five properties with interest rates ranging from 4.50% to 7.32% and maturities between 2015 and 2023.

(30)
Amount shown in USD equivalent. Euro equivalent is 344.9 million.

Mortgage and Unsecured Debt on Portfolio Properties
As of December 31, 2014
(Dollars in thousands)

(31)
Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $223.5 million of payment guarantees provided by the Operating Partnership (of which $78.7 million is recoverable from our venture partner under the partnership agreement).

(32)
Amount shown in USD equivalent. GBP equivalent is 40.0 million.

(33)
Loans secured by these three properties are cross-collateralized and cross-defaulted.

(34)
Amount shown in USD equivalent. Euro equivalent is 750.0 million.

(35)
Loans secured by these two properties are cross-collateralized and cross-defaulted.

            The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2014, 2013, 2012 are as follows:

	2014	2013	2012
Balance, Beginning of Year	$22,669,917	$22,186,848	$17,431,588
Additions during period:
New Loan Originations (a)	2,273,014	1,988,710	4,815,345
Loans assumed in acquisitions and consolidation	166,950	—	2,576,407
Net Premium	8,747	(3,273)	70,495
Deductions during period:
Loan Retirements	(4,164,574)	(1,400,562)	(2,610,878)
Amortization of Net Premiums	(24,092)	(33,026)	(32,143)
Scheduled Principal Amortization	(76,969)	(68,780)	(63,966)

Balance, Close of Year	$20,852,993	$22,669,917	$22,186,848

(a)
Includes net activity on the credit facilities and commercial paper

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

Part II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

  Market Information

            There is no established trading market for our units or preferred units. The following table sets forth for the periods indicated, the distributions declared on our units:

Declared Distributions
2013
1st Quarter	$1.15
2nd Quarter	1.15
3rd Quarter	1.15
4th Quarter	1.20
2014
1st Quarter	$1.25
2nd Quarter	1.30
3rd Quarter	1.30
4th Quarter	1.30

  Holders

            The number of holders of record of units was 258 as of February 13, 2015.

  Distributions

            We make distributions on our units in amounts sufficient to maintain Simon's qualification as a REIT. Simon is required each year to distribute to its stockholders at least 90% of its taxable income after certain adjustments. Future distributions will be determined at the discretion of Simon's Board of Directors based on actual results of operations, cash available for distribution, and what may be required to maintain Simon's status as a REIT.

            Distributions during 2014 aggregated $5.15 per unit. Distributions during 2013 aggregated $4.65 per unit. In January 2015, Simon's Board of Directors declared a quarterly common stock dividend for the first quarter of 2015 of $1.40 per share. The distribution rate on our units is equal to the dividend rate on Simon's common stock.

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

	As of or for the Year Ended December 31,
	2014 (1)		2013		2012		2011		2010 (2)
	(in thousands, except per unit data)
OPERATING DATA:
Total consolidated revenue	$4,870,818		$4,543,849		$4,256,157		$3,728,454		$3,378,624
Consolidated income from continuing operations	1,622,165		1,366,793		1,563,242		1,086,040		599,766
Consolidated net income	1,651,526		1,551,590		1,719,632		1,245,900		753,514
Net income attributable to unitholders	$1,643,783		$1,537,348		$1,705,860		$1,232,089		$733,945
BASIC AND DILUTED EARNINGS PER UNIT:
Income from continuing operations	$4.44		$3.73		$4.29		$3.03		$1.66
Discontinued operations	0.08		0.51		0.43		0.45		0.44

Net income attributable to unitholders	$4.52		$4.24		$4.72		$3.48		$2.10

Basic weighted average units outstanding	363,476		362,356		361,323		354,026		349,976
Diluted weighted average units outstanding	363,476		362,356		361,324		354,095		350,250
Distributions per unit (3)	$5.15		$4.65		$4.10		$3.50		$2.60
BALANCE SHEET DATA:
Cash and cash equivalents	$612,282		$1,691,006		$1,153,532		$776,039		$777,020
Total assets	29,532,330		33,324,574		32,586,606		26,216,925		24,857,429
Mortgages and other indebtedness	20,852,993		22,669,917		22,186,848		17,431,588		16,465,685
Total equity	5,951,505		$6,822,632		$6,893,089		$5,544,288		$5,633,752
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$2,730,420		$2,700,996		$2,513,072		$2,005,887		$1,755,210
Investing activities	(897,266)		(948,088)		(3,580,671)		(994,042)		(1,246,695)
Financing activities	(2,937,735)		(1,220,563)		1,453,467		(1,009,913)		(3,669,515)
Ratio of Earnings to Fixed Charges (4)	2.40	x	2.23	x	2.44	x	2.00	x	1.47	x
Funds from Operations (FFO) (5)	3,235,298		$3,205,693		$2,884,915		$2,438,765		$1,770,491
(1)
During the year ended December 31, 2014, we recorded a $127.6 million loss on extinguishment of debt associated with five unsecured note tender offers and one early unsecured note redemption. We also recorded transaction expenses related to the spin-off of Washington Prime of $38.2 million. 2014 FFO includes results for five months of Washington Prime of $146.2 million.

(2)
During the year ended December 31, 2010, we recorded a $350.7 million loss on extinguishment of debt associated with two unsecured note tender offers and we recorded transaction expenses of $69.0 million.

(3)
Represents distributions on units declared per period.

(4)
Ratio calculations for years prior to the year ended December 31, 2014 have been revised to conform to the most recent presentation.

(5)
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

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc., a Delaware corporation. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon" refers specifically to Simon Property Group, Inc. Simon is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets® and The Mills®. As of December 31, 2014, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 109 malls, 68 Premium Outlets, 13 Mills, three community centers, and 14 other retail properties in 37 states and Puerto Rico. We have four outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 25 properties in the U.S. and Asia. Internationally, as of December 31, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of December 31, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders would receive 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed, and it is anticipated that Klépierre will own all of the equity of Corio on March 31, 2015 through a merger transaction, after which our percentage ownership will be diluted to approximately 18.3%.

            On May 28, 2014, as further discussed in Note 3 to the notes to the consolidated financial statements, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime Group Inc., or Washington Prime, an independent, publicly traded REIT (now doing business as WP GLIMCHER). The historical results of operations of the Washington Prime properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

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

Results Overview

            Diluted earnings per unit of partnership interest, or unit, increased $0.28 during 2014 to $4.52 as compared to $4.24 in 2013. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2014 and the impact of our acquisition and expansion activity,

  •
  decreased interest expense in 2014 as further discussed below,

  •
  increased lease settlement and land sale activity as further discussed below, and

  •
  a 2014 gain on acquisitions and disposals of $158.3 million, or $0.44 per diluted unit, primarily related to Klépierre's sale of a portfolio of 126 retail galleries of which our share was $133.9 million, or $0.37 per diluted unit,

  •
  partially offset by a 2013 gain of $93.4 million, or $0.26 per diluted unit, due to the sale or disposal of our interests in certain properties as further discussed below and the acquisition of a controlling interest in an outlet center,

  •
  the loss of $117.3 million of net income attributable to the discontinued operations of Washington Prime, or $0.33 per diluted unit, along with transaction expenses related to the spin-off of $38.2 million, or $0.10 per diluted unit, and

  •
  a loss on extinguishment of debt of $127.6 million, or $0.35 per diluted unit.

            Core business fundamentals improved during 2014 primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 6.7% in 2014 as compared to 2013. Comparable property NOI also grew 5.1% for our portfolio of U.S. Malls, Premium Outlets and The Mills. Total sales per square foot, or psf, increased 0.2% from $618 psf at December 31, 2013, to $619 psf at December 31, 2014, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.4% to $47.01 psf as of December 31, 2014, from $45.01 psf as of December 31, 2013. Releasing spreads remained positive in our U.S. Malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $9.59 psf ($67.51 openings compared to $57.92 closings) as of December 31, 2014, representing a 16.6% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 97.1% as of December 31, 2014, as compared to 96.9% as of December 31, 2013, an increase of 20 basis points.

            Our effective overall borrowing rate at December 31, 2014 on our consolidated indebtedness decreased 39 basis points to 4.41% as compared to 4.80% at December 31, 2013. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 38 basis points (4.72% at December 31, 2014 as compared to 5.10% at December 31, 2013) combined with a decrease in the effective overall borrowing rate on variable rate debt of 6 basis points (1.16% at December 31, 2014 as compared to 1.22% at December 31, 2013). At December 31, 2014, the weighted average years to maturity of our consolidated indebtedness was 6.2 years as compared to 4.2 years at December 31, 2013.

            Our financing activities for the year ended December 31, 2014, included:

  •
  Completing cash tender offers for any and all of five series of our outstanding senior unsecured notes with maturity dates ranging from 2015 to 2017. The total principal amount of the notes tendered and accepted for purchase was approximately $1.322 billion, with a weighted average duration of 1.7 years and a weighted average coupon rate of 5.60%. We purchased the tendered notes using cash on hand and the proceeds from an offering of $1.3 billion of senior unsecured notes that closed on September 10, 2014. The senior notes offering was comprised of $900.0 million of 3.375% notes due 2024 and $400.0 million of 4.25% notes due 2044. Combined, the new issues of senior notes have a weighted average duration of 16.1 years and a weighted average coupon rate of 3.64%. A portion of the proceeds from the senior notes offering was also used to fund the redemption on September 30, 2014 of all $250.0 million outstanding principal amount of the 7.875% notes due 2016 issued by one of our subsidiaries. We recorded a $127.6 million loss on extinguishment of debt in the third quarter of 2014 as a result of the tender offers and redemption.

  •
  In addition to the debt tender offers and redemption described above, redeeming at par or repaying at maturity $1.3 billion of senior unsecured notes with fixed rates ranging from 4.20% to 6.75%.

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

  •
  Establishing a global unsecured commercial paper note program, or the Commercial Paper program, which provides a borrowing capacity of $500.0 million. The outstanding amount of Commercial Paper at December 31, 2014 was $409.2 million, of which $209.2 million was related to U.S. dollar equivalent of Euro-denominated notes.

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

	2014	%/Basis Points Change (1)	2013	%/Basis Points Change (1)	2012
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	97.3%	–20 bps	97.5%	+100 bps	96.5%
Unconsolidated	96.4%	+100 bps	95.4%	—	95.4%
Total Portfolio	97.1%	+20 bps	96.9%	+70 bps	96.2%
Average Base Minimum Rent per Square Foot
Consolidated	$45.34	4.6%	$43.33	4.8%	$41.33
Unconsolidated	$51.89	3.8%	$50.00	2.2%	$48.92
Total Portfolio	$47.01	4.4%	$45.01	4.2%	$43.19
Total Sales per Square Foot
Consolidated	$603	—	$603	2.6%	$588
Unconsolidated	$679	1.3%	$670	2.0%	$657
Total Portfolio	$619	0.2%	$618	2.5%	$603
The Mills®:
Ending Occupancy	98.4%	–10 bps	98.5%	+130 bps	97.2%
Average Base Minimum Rent per Square Foot	$25.43	6.9%	$23.79	5.4%	$22.58
Total Sales per Square Foot	$541	2.3%	$529	3.7%	$510
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

            Total Sales per Square Foot.    Total sales include total reported retail tenant sales on a trailing 12-month basis at owned GLA (for mall stores with less than 10,000 square feet) in the malls and The Mills and all reporting tenants at the Premium Outlets. Retail sales at owned GLA affect revenue and profitability levels because sales determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) that tenants can afford to pay.

  Current Leasing Activities

            During 2014, we signed 773 new leases and 1,581 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing, and relocation) with a fixed minimum rent across our U.S. malls and Premium Outlets portfolio, comprising approximately 7.4 million square feet of which 5.5 million square feet related to consolidated properties. During 2013, we signed 950 new leases and 1,391 renewal leases with a fixed minimum rent, comprising approximately 10.3 million square feet of which 7.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $58.57 per square foot in 2014 and $49.85 per square foot in 2013 with an average tenant allowance on new leases of $38.83 per square foot and $34.69 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31, 2014	%/basis point Change	December 31, 2013	%/basis point Change	December 31, 2012
Ending Occupancy	99.1%	–30 bps	99.4%	–10 bps	99.5%
Total Sales per Square Foot	¥94,933	4.37%	¥90,959	3.69%	¥87,720
Average Base Minimum Rent per Square Foot	¥4,910	0.45%	¥4,888	2.05%	¥4,790

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

  •
  To maintain Simon's qualification as a REIT under the Internal Revenue Code, Simon is required to distribute at least 90% of its taxable income in any given year and meet certain asset and income tests. Simon monitors its business and transactions that may potentially impact its REIT status. In the unlikely event that Simon fails to maintain its REIT status, and available relief provisions do not apply, then it would be required to pay federal income taxes at regular corporate income tax rates during the period it did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods. This could adversely impact our ability to sell our debt securities and Simon's ability to sell its securities in the capital markets. We make distributions to our unitholders, including Simon, in amounts sufficient to allow Simon to meet REIT qualification requirements.

  •
  We make estimates as part of our allocation of the purchase price of acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants' ability to pay rents based upon the tenants' operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

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

  •
  During 2014, we disposed of three retail properties.

  •
  On October 10, 2013, we re-opened the redeveloped The Shops at Nanuet, a 750,000 square foot open-air, main street center located in Nanuet, New York.

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

  •
  On March 22, 2012, we acquired, through an acquisition of substantially all of the assets of TMLP, additional interests in 26 joint venture properties in a transaction we refer to as the Mills transaction. Nine of these properties became consolidated properties at the acquisition date.

  •
  During 2012, we disposed of one mall, two community centers and six retail properties.

            In addition to the activities discussed above and in "Results Overview", the following acquisitions, dispositions, and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On October 30, 2014, we and our partner, Calloway Real Estate Investment Trust, or Calloway, opened Premium Outlets Montreal in Canada, a 365,000 square foot outlet center serving the Greater Montreal area. We have a 50% noncontrolling interest in this new center.

  •
  On August 14, 2014, we and our partner opened Twin Cities Premium Outlets, a 409,000 square foot outlet center. We have a 35% noncontrolling interest in this new center.

  •
  On July 31, 2014, we and our partner, Tanger Factory Outlet Centers, or Tanger, opened Charlotte Premium Outlets, a 399,000 square foot outlet center. We have a 50% noncontrolling interest in this new center.

  •
  On April 16, 2014, Klépierre disposed of a portfolio of 126 properties located in France, Spain, and Italy.

  •
  On April 10, 2014, through our joint venture with McArthurGlen, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our percentage ownership interest of this property to 45%.

  •
  On January 10, 2014, as discussed above, we acquired one of our partner's redeemable interests in a portfolio of ten properties, seven of which were consolidated and three were unconsolidated prior to the transaction. The three unconsolidated properties remained unconsolidated following the transaction.

  •
  On October 16, 2013, through our joint venture with McArthurGlen, we acquired noncontrolling interests in portions of four Designer Outlets, which include Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands).

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

  •
  On August 1, 2013, we and our partner, Calloway, opened Toronto Premium Outlets in Canada, a 360,000 square foot outlet center serving the Greater Toronto area.

  •
  On April 19, 2013, we and our partner, Mitsubishi Estate Co., LTD., opened Shisui Premium Outlets, a 230,000 square foot outlet center located in Shisui (Chiba), Japan.

  •
  During 2013, we disposed of our interest in three retail properties.

  •
  On December 31, 2012, we contributed The Shops at Mission Viejo, a wholly-owned property, to a newly formed joint venture in exchange for an interest in Woodfield Mall, a property contributed to the same joint venture by our joint venture partner.

  •
  On October 19, 2012, we and our partner, Tanger, opened Tanger Outlets in Galveston/Houston, a 350,000 square foot upscale outlet center located in Texas City, Texas. We have a 50% noncontrolling interest in this new center.

  •
  On June 4, 2012, we acquired a 50% interest in a 465,000 square foot outlet center located in Destin, Florida.

  •
  As discussed above, on March 22, 2012, we acquired additional interests in 26 joint venture properties in the Mills transaction. Of these 26 properties, 16 remained unconsolidated at the acquisition date.

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

            For the purposes of the following comparisons between the years ended December 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both years in the year-to-year comparisons.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

            Minimum rents increased $186.4 million during 2014, of which the property transactions accounted for $32.0 million of the increase. Comparable rents increased $154.4 million, or 5.8%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $104.2 million, due to a $14.8 million increase attributable to the property transactions and a $89.4 million, or 7.6%, increase in the comparable properties primarily due to utility reimbursements, annual fixed contractual increases related to common area maintenance, real estate tax recoveries and additional marketing recoveries related to costs incurred during our property rebranding initiative and increased digital and social media advertising costs.

            Total other income increased $32.7 million, principally as a result of a $16.1 million increase in lease settlement income, $8.3 million increase attributable to dividend income and a $7.6 million increase in land sale activity.

            Property operating expense increased $27.6 million due to a $6.5 million increase related to the property transactions, and a $21.1 million increase related to the comparable properties primarily as a result of increased utility expenses partially due to the harsh winter.

            Depreciation and amortization expense increased $36.1 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

            Advertising and promotion increased $18.8 million primarily related to costs incurred during our property rebranding initiative and increased digital and social media advertising costs.

            Provision for credit losses increased $4.8 million as a result of increased reserves due to an increase in tenant bankruptcies and a decrease in recoveries as compared to 2013. The 2014 expense is in line with longer term historical levels.

            Home and regional office costs increased $17.6 million primarily related to higher personnel costs including incentive compensation and one-time expenses related to the spin-off of Washington Prime.

            Other expenses increased $7.9 million primarily due to the net foreign currency impact of the change in foreign currency rates from 2013 to 2014.

            Interest expense decreased $89.5 million primarily due to the net impact of our financing activities during 2014 and the reduction in the effective overall borrowing rate as previously discussed.

            During 2014, we recorded a loss on extinguishment of debt of $127.6 million as a result of the debt tender offers and redemption during the third quarter of 2014.

            Income and other taxes decreased $11.5 million primarily due to a decrease in state income taxes and taxes related to certain of our international investments.

            Income from unconsolidated entities increased $20.4 million primarily due to favorable results of operations from the development and redevelopment of joint venture properties and 2013 results including an extinguishment charge related to the refinancing of Aventura Mall.

            During 2014, we recorded a gain related to Klépierre's sale of a portfolio of 126 properties and our disposal of three retail properties. Additionally, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property. The aggregate gain recognized on these transactions was $158.3 million. During 2013, we disposed of our interest in two malls, four community centers, and five retail properties and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $93.4 million.

            Discontinued operations decreased $117.3 million due to 2014 including approximately five months ownership of the Washington Prime properties, whereas 2013 included twelve full months of ownership of those properties. The 2013 results also include a $14.2 million gain on the disposal of three strip centers held within a joint venture portfolio of Washington Prime properties. Additionally, on February 28, 2014 one strip center was sold by that same joint venture for a gain of $0.2 million. In 2014, we also incurred $38.2 million in transaction costs related to the Washington Prime spin-off.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

            Minimum rents increased $182.0 million during 2013, of which the property transactions accounted for $99.7 million of the increase. Comparable rents increased $82.3 million, or 3.7%, primarily attributable to an $78.2 million increase in base minimum rents. Overage rents increased $27.1 million, or 14.5%, as a result of an increase in tenant sales at the comparable properties in 2013 compared to 2012 of $20.1 million as well as an increase related to the property transactions of $7.0 million.

            Tenant reimbursements increased $100.8 million, due to a $40.4 million increase attributable to the property transactions and a $60.4 million, or 6.1%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and higher reimbursements for the tenants' pro rata share of real estate taxes.

            Total other income decreased $20.9 million, principally as a result of the following:

  •
  a $18.3 million decrease in interest income primarily related to the repayment of related party loans and loans held for investment,

  •
  a $12.4 million gain in 2012 on the sale of our investments in two multi-family residential facilities,

  •
  an $4.3 million decrease in land sale activity, and

  •
  a $7.0 million decrease in lease settlement income due to a higher number of terminated leases in 2012,

  •
  partially offset by an increase related to a $7.9 million gain on the sale of a non-retail office building in 2013,

  •
  a $7.7 million increase in financing and other fee revenue earned from joint ventures, net of eliminations, and

  •
  a $5.5 million increase in net other activity.

            Depreciation and amortization expense increased $39.3 million primarily due to the additional depreciable assets related to the property transactions and our continued redevelopment and expansion activities.

            Real estate tax expense increased $25.8 million primarily due to an $14.9 million increase related to the property transactions.

            Repairs and maintenance expense increased $4.3 million primarily as a result of increased snow removal costs compared to the prior year period.

            During 2013, we recorded a provision for credit losses of $7.2 million whereas in the prior year the provision was $10.9 million. Both amounts reflect the overall strong economic health of our tenants.

            Home and regional office costs increased $17.0 million primarily related to higher personnel costs.

            Interest expense increased $13.9 million primarily due to an increase of $21.9 million related to the property transactions partially offset by the net impact of the financing activities and reduction in the effective overall borrowing rate.

            Income and other taxes increased $23.8 million due to taxes related to certain of our international investments and an increase in state income taxes.

            Income from unconsolidated entities increased $75.5 million primarily due to the increase in ownership in the joint venture properties acquired as part of the Mills transaction, the 2012 acquisition of an equity stake in Klépierre, our acquisition and expansion activity and favorable results of operations from joint venture properties partially offset by an extinguishment charge related to the refinancing of Aventura Mall.

            During 2013, we disposed of our interests in two malls, four community centers and five retail properties, and recorded a gain on the acquisition of an outlet center. The aggregate gain recognized on these transactions was approximately $93.4 million. During 2012, we disposed of our interest in GCI, four unconsolidated properties, and eight consolidated retail properties for a net gain of $43.7 million and acquired a controlling interest in nine properties previously accounted for under the equity method in the Mills transaction which resulted in the recognition of a non-cash gain of $488.7 million. In addition, we recorded an other-than-temporary impairment charge of $22.4 million on our remaining investment in SPG-FCM Ventures, LLC, which holds our investment in TMLP, representing the excess of carrying value over the estimated fair value.

            Discontinued operations increased $28.4 million as a result of favorable results of operations. The 2013 results also include a $14.2 million gain on the disposal of three strip centers held within a joint venture portfolio of Washington Prime properties.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt currently comprises only 8.8% of our total consolidated debt at December 31, 2014. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.2 billion during 2014. In addition, the Credit Facility, the $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these credit facilities may be increased as discussed further below.

            Our balance of cash and cash equivalents from continuing operations decreased $1.1 billion during 2014 to $612.3 million as of December 31, 2014 as further discussed in "Cash Flows" below.

            On December 31, 2014, we had an aggregate available borrowing capacity of approximately $5.0 billion under the two credit facilities, net of outstanding borrowings of $558.5 million and letters of credit of $38.9 million. For the year ended December 31, 2014, the maximum amount outstanding under the two credit facilities was $1.2 billion and the weighted average amount outstanding was $855.4 million. The weighted average interest rate was 0.99% for the year ended December 31, 2014. Further, on October 6, 2014, we entered into a global Commercial Paper program as further discussed below.

            We also have historically had access to private and public long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level. Simon also has historically had access to public equity markets.

            Our business model requires us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. We may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility, the Supplemental Facility, and the Commercial Paper program to address our debt maturities and capital needs through 2015.

  Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $3.2 billion during 2014. In addition, we had net repayments from our debt financing and repayment activities, including the $127.6 million debt extinguishment charge, of $1.8 billion in 2014 and net proceeds from debt financings related to the Washington Prime spin-off of $1.0 billion. These activities are further discussed below under "Financing and Debt" or Note 3 of the notes to the consolidated financial statements. During 2014, we also:

  •
  funded the acquisition of one of our partner's remaining redeemable interests in a portfolio of ten properties, acquired the remaining 50% ownership interest in Arizona Mills from our joint venture partner, contributed funds into an existing partnership in exchange for a new series of preferred partnership units, and acquired an undeveloped land parcel, the aggregate cash portion of which was $258.1 million,

  •
  paid unitholder distributions totaling $1.9 billion and preferred unit distributions totaling $5.3 million,

  •
  funded consolidated capital expenditures of $796.7 million (includes development and other costs of $51.6 million, redevelopment and expansion costs of $516.0 million, and tenant costs and other operational capital expenditures of $229.1 million),

  •
  funded investments in unconsolidated entities of $239.8 million and received repayments of construction loans to joint ventures of $120.1 million, net of funding, and

  •
  purchased marketable and non-marketable securities of $391.2 million.

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

            We expect to generate positive cash flow from operations in 2015, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our retail tenants. A significant deterioration in projected cash flows from operations could cause us to increase our reliance on available funds from our credit facilities, curtail planned capital expenditures, or seek other additional sources of financing as discussed above.

  Financing and Debt

  Unsecured Debt

            At December 31, 2014, our unsecured debt consisted of $13.4 billion of our senior unsecured notes, net of discounts, $558.5 million outstanding under our Credit Facility, $240.0 million outstanding under an unsecured term loan, and $409.2 million outstanding under our Commercial Paper program. The December 31, 2014 balance on the Credit Facility included $372.2 million (U.S. dollar equivalent) of Euro-denominated borrowings and $186.4 million (U.S. dollar equivalent) of Yen-denominated borrowings. At December 31, 2014 the outstanding amount under the Commercial Paper program was $409.2 million, of which $209.2 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On December 31, 2014, we had an aggregate available borrowing capacity of approximately $5.0 billion under the Credit Facility and the Supplemental Facility. The maximum outstanding balance of the credit facilities during the year ended December 31, 2014 was $1.2 billion and the weighted average outstanding balance was $855.4 million. Letters of credit of $38.9 million were outstanding under the facilities as of December 31, 2014.

            On April 7, 2014, we amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of December 31, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the fourth quarter of 2014, we moved $184.9 million (U.S. dollar equivalent) of Yen-denominated borrowings from the Supplemental Facility to the Credit Facility.

            On October 6, 2014, we entered into a global Commercial Paper program. Under the terms of this program, we may issue unsecured Commercial Paper notes, denominated in U.S. dollars, Euros and other currencies, up to a maximum aggregate amount outstanding at any time of $500.0 million, or the non-U.S. dollar equivalent thereof. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with all of our other unsecured senior indebtedness. Our Commercial Paper program is supported by our credit facilities and if necessary or appropriate, we may make one or more draws under the credit facilities to pay amounts outstanding from time to time on the Commercial Paper program. At December 31, 2014, we had $409.2 million outstanding comprised of $200.0 million outstanding in U.S. dollar denominated notes and $209.2 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.19% and 0.13%, respectively. The borrowings mature on various dates from January 7, 2015 to March 18, 2015.

            On September 3, 2014, we commenced cash tender offers for any and all of five series of our outstanding senior unsecured notes with maturity dates ranging from 2015 to 2017. The total principal amount of notes tendered and accepted for purchase was approximately $1.322 billion, with a weighted average remaining duration of 1.7 years and a weighted average coupon rate of 5.60%. We purchased the tendered notes using cash on hand and the proceeds from an offering of $1.3 billion of senior unsecured notes that closed on September 10, 2014. The senior notes offering was comprised of $900.0 million of 3.375% notes due 2024 and $400.0 million of 4.25% notes due 2044. Combined, the new issues of senior notes have a weighted average duration of 16.1 years and a weighted average coupon rate of 3.64%. A portion of the proceeds from the senior notes offering was also used to fund the redemption on September 30, 2014 of all $250.0 million outstanding principal amount of the 7.875% notes due 2016 issued by one of our subsidiaries. We recorded a $127.6 million loss of extinguishment of debt in the third quarter of 2014 as a result of the tender offers and redemption.

            On January 21, 2014, we issued $600.0 million of senior unsecured notes at a fixed interest rate of 2.20% with a maturity date of February 1, 2019 and $600.0 million of senior unsecured notes at a fixed interest rate of 3.75% with a maturity date of February 1, 2024. Proceeds from the unsecured notes offering were used to repay debt and for general corporate purposes.

            In addition to the debt tender offers and redemption described above, during 2014 we used cash on hand to redeem at par or repay at maturity $1.3 billion of senior unsecured notes with fixed rates ranging from 4.20% to 6.75%.

  Mortgage Debt

            Total mortgage indebtedness was $6.2 billion and $7.3 billion at December 31, 2014 and 2013, respectively.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015. During 2014, we disposed of our interests in three retail properties and their related mortgage debt of $90.0 million.

  Covenants

            Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2014, we were in compliance with all covenants of our unsecured debt.

            At December 31, 2014, we or our subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 52 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2014 and 2013, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of December 31, 2014	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2013	Effective Weighted Average Interest Rate
Fixed Rate	$19,015,271	4.72%	$20,907,618	5.10%
Variable Rate	1,837,722	1.16%	1,762,299	1.22%

	$20,852,993	4.41%	$22,669,917	4.80%

  Contractual Obligations and Off-balance Sheet Arrangements

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2014, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2015	2016 and 2017	2018 and 2019	After 2019	Total
Long Term Debt (1)	$1,174,796	$5,935,795	$3,952,670	$9,780,710	$20,843,971
Interest Payments (2)	907,771	1,430,850	972,343	2,462,576	5,773,540
Consolidated Capital Expenditure Commitments (3)	366,113		—	—	366,113
Lease Commitments (4)	29,775	70,657	63,679	907,110	1,071,221
(1)
Represents principal maturities only and therefore, excludes net premiums of $9,022.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at December 31, 2014.

(3)
Represents contractual commitments for capital projects and services at December 31, 2014. Our share of estimated 2015 development, redevelopment and expansion activity is further discussed below in the "Development Activity" section.

(4)
Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options.

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 7 to the notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2014, we guaranteed joint venture related mortgage indebtedness of $223.5 million (of which we have a right of recovery from our venture partners of $78.7 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

            Acquisitions.    On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million.

            On April 10, 2014, through our joint venture with McArthurGlen, we acquired an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our percentage ownership of this property to 45%.

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

            As discussed in Note 3 to the notes to the consolidated financial statements, on May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime.

            During 2014, we disposed of our interests in three consolidated retail properties. The aggregate gain recognized on these transactions was approximately $21.8 million.

            On September 26, 2014, we sold our investment in a hotel located at Coconut Point in Estero, Florida. The gain from this sale was $4.5 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

  Development Activity

            New Domestic Developments, Redevelopments and Expansions.    During 2014, construction began on the following Premium Outlets:

  •
  Gloucester Premium Outlets, a 375,000 square foot project located in Gloucester, New Jersey, which is scheduled to open in August 2015. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $61.4 million.

  •
  Tucson Premium Outlets, a 366,000 square foot project, which is scheduled to open in October 2015. We own a 100% interest in this project. The estimated cost of this project is $95.0 million.

  •
  Tampa Premium Outlets, a 441,000 square foot project, which is scheduled to open in October 2015. We own a 100% interest in this project. The estimated cost of this project is $129.2 million.

            During 2014, the following Premium Outlets opened:

  •
  Charlotte Premium Outlets, a 399,000 square foot project located in Charlotte, North Carolina, opened on July 31, 2014. We own a 50% noncontrolling interest in this project, which is a joint venture with Tanger. Our share of the cost of this project is approximately $46.0 million.

  •
  Twin Cities Premium Outlets, a 409,000 square foot project located in Eagan, Minnesota, opened on August 14, 2014. We own a 35% noncontrolling interest in this project. Our share of the cost of this project is approximately $37.9 million.

            We recently announced plans to develop The Shops at Clearfork, a new 500,000 square foot project located in Fort Worth, Texas, which is scheduled to open in February 2017. We own a 45% noncontrolling interest in this project.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at 25 properties in the U.S.

            Summary of Capital Expenditures.    The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2014	2013	2012
New Developments	$52	$40	$216
Redevelopments and Expansions	500	509	332
Tenant Allowances	143	124	112
Operational Capital Expenditures	79	75	74
Capital Expenditures on Washington Prime properties	23	93	68

Total	$797	$841	$802

            Our share of the costs of all development and redevelopment projects currently under construction is approximately $2.1 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. We expect our share of international development costs for 2015 will be approximately $118.0 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of December 31, 2014 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Montreal Premium Outlets	Montreal (Quebec), Canada	360,000	50%	CAD 74.2	$63.9	Opened Oct. - 2014
Vancouver Designer Outlet	Vancouver (British Columbia), Canada	242,000	45%	CAD 68.7	$59.3	Summer - 2015
Expansions:
Premium Outlets Punta Norte Phase 3	Mexico City, Mexico	55,000	50%	MXN 43.8	$3.0	Opened Nov. - 2014
Toki Premium Outlets Phase 4	Gifu (Osaka), Japan	77,000	40%	JPY 1,805	$15.1	Opened Nov. - 2014
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	259,000	50%	KRW 79,361	$72.5	March - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	130,000	40%	JPY 2,895	$24.2	May - 2015

Distributions

            Distributions during 2014 aggregated $5.15 per unit. Distributions during 2013 aggregated $4.65 per unit. In January 2015, Simon's Board of Directors declared a cash dividend of $1.40 per share of common stock payable on February 27, 2015 to stockholders of record on February 13, 2015. The distribution rate on our units is equal to the dividend rate on Simon's common stock. We pay a sufficient amount of distributions to maintain Simon's status as a REIT. Our future distributions will be determined by the Simon Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon's status as a REIT.

Forward-Looking Statements

            Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: our ability to meet debt service requirements, the availability and terms of financing, changes in our credit rating, changes in market rates of interest and foreign exchange rates for foreign currencies, changes in value of investments in foreign entities, the ability to hedge interest rate and currency risk, risks associated with the acquisition, development, expansion, leasing and management of properties, general risks related to retail real estate, the liquidity of real estate investments, environmental liabilities, international, national, regional and local economic conditions, changes in market rental rates, security breaches that could compromise our information technology or infrastructure or personally identifiable data of customers of our retail properties, trends in the retail industry, relationships with anchor tenants, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks relating to joint venture properties, the intensely competitive market environment in the retail industry, costs of common area maintenance, risks related to international activities, insurance costs and coverage, the loss of key management personnel, terrorist activities, changes in economic and market conditions and maintenance of Simon's status as a real estate investment trust. We discussed these and other risks and uncertainties under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K. We may update that discussion in subsequent Quarterly Reports on Form 10-Q, but otherwise we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

            We include in FFO gains and losses realized from the sale of land, outlot buildings, marketable and non-marketable securities, and investment holdings of non-retail real estate. We also include in FFO the impact of foreign currency exchange gains and losses, legal expenses, transaction expenses and other items required by GAAP.

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

            The following schedule reconciles total FFO to consolidated net income.

	2014	2013	2012
	(in thousands)
Funds from Operations	$3,235,298	$3,205,693	$2,884,915

Increase in FFO from prior period	0.9%	11.1%	18.3%

Consolidated Net Income	$1,651,526	$1,551,590	$1,719,632
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,204,624	1,273,646	1,242,741
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	549,138	511,200	456,011
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(158,550)	(107,515)	(510,030)
Net income attributable to noncontrolling interest holders in properties	(2,491)	(8,990)	(8,520)
Noncontrolling interests portion of depreciation and amortization	(3,697)	(8,986)	(9,667)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)

FFO from Operations (A) (B)	$3,235,298	$3,205,693	$2,884,915

(A)
Includes FFO related to the Washington Prime properties, net of transaction expenses, of $108.0 million, $360.3 million and $350.1 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

(B)
Includes a loss on extinguishment of debt of $127.6 million, or $0.35 per diluted share, for the year ended December 31, 2014.

The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Year Ended December 31,
	2014	2013
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$1,651,526	$1,551,590
Discontinued operations	(67,524)	(184,797)
Discontinued operations transaction expenses	38,163	—
Income and other taxes	28,085	39,538
Interest expense	992,601	1,082,081
Income from unconsolidated entities	(226,774)	(206,380)
Loss on extinguishment of debt	127,573	—
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(158,308)	(93,363)

Operating Income	2,385,342	2,188,669
Depreciation and amortization	1,143,827	1,107,700

NOI of consolidated properties	$3,529,169	$3,296,369

Reconciliation of NOI of unconsolidated entities:
Net Income	$677,371	$641,099
Interest expense	598,900	680,321
Income from operations of discontinued joint venture interests	(5,079)	(14,200)
Gain on disposal of discontinued operations, net	—	(51,164)

Operating Income	1,271,192	1,256,056
Depreciation and amortization	604,199	512,702

NOI of unconsolidated entities	$1,875,391	$1,768,758

Total consolidated and unconsolidated NOI from continuing operations	$5,404,560	$5,065,127

Change in total NOI from continuing operations from prior period	6.7%
Adjustments to NOI:
NOI of discontinued consolidated properties	169,828	409,848
NOI of discontinued unconsolidated properties	17,445	44,352

Total NOI of our portfolio	$5,591,833	$5,519,327

Add: Our share of NOI from Klépierre	223,013	276,391
Less: Joint venture partners' share of NOI from continuing operations	966,154	949,841
Less: Joint venture partners' share of NOI from discontinued operations	12,998	33,620

Our share of NOI	$4,835,694	$4,812,257

Total NOI of our portfolio	$5,591,833	$5,519,327
NOI from non comparable properties (1)	961,053	1,112,166

Total NOI of comparable properties (2)	$4,630,780	$4,407,161

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	5.1%

(1)
NOI excluded from comparable property NOI relates to Washington Prime properties, international properties, other retail properties, TMLP properties, any of our non-retail holdings and results of our corporate and management company operations, NOI of U.S. Malls, Premium Outlets and The Mills not owned and operated in both periods under comparison and excluded income noted in footnote 2 below.

(2)
Excludes lease termination income, interest income, land sale gains, straight line rent, above/below market rent adjustments, and the impact of significant redevelopment activities.

Management's Report on Internal Control Over Financial Reporting

            We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, Simon's Board of Directors, principal executive and principal financial officers and effected by Simon's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

            We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

            Based on that assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

            We may enter into treasury lock agreements as part of anticipated issuances of senior notes. Upon completion of the debt issuance, the cost of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

            Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR, which was at historically low levels during 2014. Based upon consolidated indebtedness and interest rates at December 31, 2014, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $9.2 million, and would decrease the fair value of debt by approximately $474.0 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and the Partners of Simon Property Group, L.P.:

            We have audited Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Simon Property Group, L.P. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

            In our opinion, Simon Property Group, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of Simon Property Group, L.P. and Subsidiaries, and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 2, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors of Simon Property Group, Inc.
and the Partners of Simon Property Group, L.P.:

            We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Simon Property Group, L.P. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 2, 2015

Simon Property Group, L.P. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	December 31, 2014	December 31, 2013
ASSETS:
Investment properties at cost	$31,318,532	$30,336,639
Less — accumulated depreciation	8,950,747	8,092,794

	22,367,785	22,243,845
Cash and cash equivalents	612,282	1,691,006
Tenant receivables and accrued revenue, net	580,197	520,361
Investment in unconsolidated entities, at equity	2,378,800	2,429,845
Investment in Klepierre, at equity	1,786,477	2,014,415
Deferred costs and other assets	1,806,789	1,422,788
Total assets of discontinued operations	—	3,002,314

Total assets	$29,532,330	$33,324,574

LIABILITIES:
Mortgages and unsecured indebtedness	$20,852,993	$22,669,917
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,259,681	1,223,102
Cash distributions and losses in partnerships and joint ventures, at equity	1,167,163	1,050,278
Other liabilities	275,451	250,371
Total liabilities of discontinued operations	—	1,117,789

Total liabilities	23,555,288	26,311,457

Commitments and contingencies
Preferred units, at liquidation value, and noncontrolling redeemable interests in properties	25,537	190,485
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	44,062	44,390
General Partner, 310,787,910 and 310,608,565 units outstanding, respectively	5,049,115	5,805,016
Limited Partners, 52,846,682 and 51,846,157 units outstanding, respectively	858,557	968,962

Total partners' equity	5,951,734	6,818,368
Noncontrolling nonredeemable (deficit) interests in properties, net	(229)	4,264

Total equity	5,951,505	6,822,632

Total liabilities and equity	$29,532,330	$33,324,574

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Twelve Months Ended December 31,
	2014	2013	2012
REVENUE:
Minimum rent	$2,962,295	$2,775,919	$2,593,909
Overage rent	207,104	214,758	187,613
Tenant reimbursements	1,362,412	1,258,165	1,157,333
Management fees and other revenues	138,226	126,972	128,366
Other income	200,781	168,035	188,936

Total revenue	4,870,818	4,543,849	4,256,157

EXPENSES:
Property operating	398,598	371,044	363,514
Depreciation and amortization	1,143,827	1,107,700	1,068,382
Real estate taxes	384,189	368,683	342,906
Repairs and maintenance	100,016	98,219	93,960
Advertising and promotion	136,656	117,894	109,809
Provision for credit losses	12,001	7,165	10,905
Home and regional office costs	158,576	140,931	123,926
General and administrative	59,958	59,803	57,144
Marketable and non-marketable securities charges and realized gains, net	—	—	(6,426)
Other	91,655	83,741	85,808

Total operating expenses	2,485,476	2,355,180	2,249,928

OPERATING INCOME	2,385,342	2,188,669	2,006,229
Interest expense	(992,601)	(1,082,081)	(1,068,181)
Loss on extinguishment of debt	(127,573)	—	—
Income and other taxes	(28,085)	(39,538)	(15,715)
Income from unconsolidated entities	226,774	206,380	130,879
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	158,308	93,363	510,030

Consolidated income from continuing operations	1,622,165	1,366,793	1,563,242
Discontinued operations	67,524	184,797	156,390
Discontinued operations transaction expenses	(38,163)	—	—

CONSOLIDATED NET INCOME	1,651,526	1,551,590	1,719,632
Net income attributable to noncontrolling interests	2,491	8,990	8,520
Preferred unit requirements	5,252	5,252	5,252

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$1,643,783	$1,537,348	$1,705,860

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$1,405,251	1,316,304	$1,431,159
Limited Partners	238,532	221,044	274,701

Net income attributable to unitholders	$1,643,783	$1,537,348	$1,705,860

BASIC AND DILUTED EARNINGS PER UNIT
Income from continuing operations	$4.44	$3.73	$4.29
Discontinued operations	0.08	0.51	0.43

Net income attributable to unitholders	$4.52	$4.24	$4.72

Consolidated net income	$1,651,526	$1,551,590	$1,719,632
Unrealized gain on derivative hedge agreements	5,220	7,101	16,652
Net loss reclassified from accumulated other comprehensive income into earnings	10,789	9,205	21,042
Currency translation adjustments	(101,799)	2,865	9,200
Changes in available-for-sale securities and other	102,816	(1,479)	(39,248)

Comprehensive income	1,668,552	1,569,282	1,727,278
Comprehensive income attributable to noncontrolling interests	2,491	8,990	8,520

Comprehensive income attributable to unitholders	$1,666,061	$1,560,292	$1,718,758

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Twelve Months Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,651,526	$1,551,590	$1,719,632
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	1,285,784	1,332,950	1,301,304
Loss on debt extinguishment	127,573	—	—
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	(158,550)	(107,515)	(510,030)
Marketable and non-marketable securities charges and realized gains, net	—	—	(6,426)
Straight-line rent	(48,880)	(48,264)	(37,998)
Equity in income of unconsolidated entities	(227,426)	(205,259)	(131,907)
Distributions of income from unconsolidated entities	202,269	179,054	151,398
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	(6,730)	(13,938)	(4,815)
Deferred costs and other assets	(65,569)	(30,013)	(133,765)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(29,577)	42,391	165,679

Net cash provided by operating activities	2,730,420	2,700,996	2,513,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(85,459)	(866,541)	(3,735,718)
Funding of loans to related parties	(50,892)	(99,079)	(25,364)
Repayments of loans to related parties	170,953	—	92,600
Capital expenditures, net	(796,736)	(841,209)	(802,427)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	5,402	—	91,163
Net proceeds from sale of assets	—	274,058	383,804
Investments in unconsolidated entities	(239,826)	(143,149)	(201,330)
Purchase of marketable and non-marketable securities	(391,188)	(44,117)	(184,804)
Proceeds from sale of marketable and non-marketable securities	—	47,495	415,848
Repayments of loans held for investment	—	—	163,908
Distributions of capital from unconsolidated entities	490,480	724,454	221,649

Net cash used in investing activities	(897,266)	(948,088)	(3,580,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	277	99	1,213,840
Cash impact of Washington Prime spin-off	(33,776)	—	—
Redemption of limited partner units	(14,435)	—	(248,000)
Purchase of noncontrolling interest in consolidated properties and other	(172,652)	—	(229,595)
Distributions to noncontrolling interest holders in properties	(21,259)	(9,335)	(13,623)
Contributions from noncontrolling interest holders in properties	1,738	6,053	4,204
Partnership distributions	(1,877,158)	(1,690,553)	(1,485,240)
Loss on debt extinguishment	(127,573)	—	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,627,154	2,919,364	6,772,443
Mortgage and unsecured indebtedness principal payments	(5,323,186)	(2,446,191)	(4,560,562)
Net proceeds from issuance of debt related to Washington Prime properties, net	1,003,135	—	—

Net cash (used in) provided by financing activities	(2,937,735)	(1,220,563)	1,453,467

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS (NOTE 3)	(1,104,581)	532,345	385,868
CASH AND CASH EQUIVALENTS, beginning of period	1,716,863	1,184,518	798,650

CASH AND CASH EQUIVALENTS, end of period	$612,282	$1,716,863	$1,184,518

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in Thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$45,047	$4,604,619	$953,622	$(59,000)	$5,544,288

General partner contributions (712 units)		41			41
Issuance of limited partner units (205,335 units)			31,324		31,324
Issuance of units related to Simon's public offering of its common stock (9,137,500 units)		1,213,741			1,213,741
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to units (7,447,921 units for 6,795,296 common shares)		144,197	(144,197)		—
Redemption of limited partner units (2,000,000 units)		(209,096)	(38,904)		(248,000)
Stock incentive program (114,066 units, net)		—			—
Amortization of stock incentive		14,001			14,001
Purchase of noncontrolling interests		25,917		58,559	84,476
Issuance of unit equivalents and other (337,006 units)		(36,157)	56,621	(1)	20,463
Adjustment to limited partners' interest from increased ownership in the Operating Partnership		(84,685)	84,685		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,241,216)	(238,772)	(435)	(1,483,760)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $8,520 attributable to noncontrolling redeemable interests in properties in temporary equity	3,337	1,431,159	274,701	—	1,709,197
Other comprehensive income		3,363	4,283		7,646

Balance at December 31, 2012	$44,719	$5,865,884	$983,363	$(877)	$6,893,089

General partner contributions (1,567 units)		90			90
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (596,051 units)		11,161	(11,161)		—
Stock incentive program (107,123 units, net)		—			—
Amortization of stock incentive		18,311			18,311
Issuance of unit equivalents and other (489,654 units)		(7,516)	44,107	5,294	41,885
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		28,382	(28,382)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,442,705)	(242,596)	(285)	(1,688,923)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $8,858 attributable to noncontrolling redeemable interests in properties in temporary equity	3,337	1,316,304	221,044	132	1,540,817
Other comprehensive income		15,105	2,587		17,692

Balance at December 31, 2013	$44,390	$5,805,016	$968,962	$4,264	$6,822,632

Simon Property Group, L.P. and Subsidiaries
Consolidated Statements of Equity
(Dollars in Thousands)

	Preferred Units	Simon Property (Managing General Partner)	Limited Partners	Noncontrolling Interests	Total Equity
Issuance of limited partner units (555,150)			84,910		84,910
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (70,291 units)		1,297	(1,297)		—
Stock incentive program (83,509 units, net)		—			—
Redemption of limited partner units (87,621 units)		(12,972)	(1,463)		(14,435)
Amortization of stock incentive		18,256			18,256
Spin-off of Washington Prime		(694,457)	(118,306)		(812,763)
Long-term incentive performance units			49,938		49,938
Issuance of unit equivalents and other (603,287 units and 25,545 common units)		18,885	—	12,081	30,966
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		93,351	(93,351)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,600,266)	(271,640)	(19,065)	(1,894,308)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915	3,337	1,405,251	238,532	2,491	1,649,611
Other comprehensive income		14,754	2,272		17,026

Balance at December 31, 2014	$44,062	$5,049,115	$858,557	$(229)	$5,951,505

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

1. Organization

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned subsidiary of Simon Property Group, Inc., a Delaware corporation. In these notes to consolidated financial statements, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon" refers specifically to Simon Property Group, Inc. (NYSE: SPG). Simon is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets® and The Mills®. As of December 31, 2014, we owned or held an interest in 207 income-producing properties in the United States, which consisted of 109 malls, 68 Premium Outlets, 13 Mills, three community centers, and 14 other retail properties in 37 states and Puerto Rico. Internationally, as of December 31, 2014, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of December 31, 2014, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of December 31, 2014, we owned a 28.9% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe.

            On May 28, 2014, as further discussed in Note 3, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime Group Inc., or Washington Prime, an independent, publicly traded REIT (now doing business as WP GLIMCHER). The historical results of operations of the Washington Prime properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.

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

            We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. As described in Note 4, on December 4, 2012, we acquired the remaining 50% noncontrolling interest in two previously consolidated outlet properties. Prior to the acquisition, we had determined these properties were VIEs and we were the primary beneficiary. There have been no changes during 2014 and 2013 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During 2014 and 2013, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.

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

            As of December 31, 2014, we consolidated 133 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 60 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, and the five properties through our joint venture with McArthurGlen comprise 19 of the remaining 22 properties. These international properties are managed locally by joint ventures in which we share control.

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon owns a majority of our units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon preferred stock. Simon's weighted average ownership interest in us was as follows:

	For the Year Ended December 31,
	2014	2013	2012
Weighted average ownership interest	85.5%	85.6%	83.9%

            As of December 31, 2014 and 2013, Simon's ownership interest in us was 85.5% and 85.7%, respectively. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

	For the Year Ended December 31,
	2014	2013	2012
Capitalized interest	$16,500	$15,585	$20,703

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

  Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime, an independent, publicly traded REIT. The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of our outstanding units owned by Simon. The remaining units of Washington Prime Group, L.P. were owned by our limited partners who received one Washington Prime Group, L.P. unit for every two units they owned of us. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from recently completed unsecured debt and mortgage debt as part of the spin-off.

            The historical results of operations of the Washington Prime properties have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. Discontinued operations also include transaction costs of $38.2 million we incurred to spin-off Washington Prime. In addition, the assets and liabilities of Washington Prime are presented separately from assets and liabilities from continuing operations in the accompanying consolidated balance sheets. The accompanying consolidated statements of cash flows include within operating, investing and financing cash flows those activities which related to our period of ownership of the Washington Prime properties.

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

            The results of the discontinued operations through the May 28, 2014 date of the spin-off are included in the consolidated results for the year ended December 31, 2014. Summarized financial information for discontinued operations for the years ended December 31, 2014, 2013, and 2012 is as follows (dollars in thousands).

	For the Year Ended
	2014	2013	2012
TOTAL REVENUE	$262,652	$626,289	$623,927
Property operating	43,175	104,089	106,241
Depreciation and amortization	76,992	182,828	189,187
Real estate taxes	32,474	76,216	76,361
Repairs and maintenance	10,331	22,584	22,208
Advertising and promotion	3,340	8,316	8,981
Provision for credit losses	1,494	572	1,904
Other	2,028	4,664	4,674

Total operating expenses	169,834	399,269	409,556
OPERATING INCOME	92,818	227,020	214,371
Interest expense	(26,076)	(55,058)	(58,844)
Income and other taxes	(112)	(196)	(165)
Income (loss) from unconsolidated entities	652	(1,121)	1,028
Gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net	242	14,152	—

CONSOLIDATED NET INCOME	67,524	184,797	156,390
Net income attributable to noncontrolling interests	9,781	26,571	25,184

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$57,743	$158,226	$131,206

            Capital expenditures on a cash basis for the years ended December 31, 2014, 2013, and 2012 were $31.9 million, $93.3 million, and $67.8 million, respectively, related to the discontinued operations.

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

            Transitional services fees earned for the portion of 2014 subsequent to the spin-off were approximately $3.2 million.

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

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2014 and 2013, we had marketable securities of $643.0 million and $148.3 million, respectively, generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in other comprehensive income (loss) as of December 31, 2014 and 2013 were approximately $103.9 million and $1.1 million, respectively, and represent the valuation adjustments for our marketable securities.

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

            We hold an investment in a publicly traded REIT, which is accounted for as an available-for-sale security. At December 31, 2014, we owned 5.71 million shares, representing a market value of $476.4 million with an aggregate net unrealized gain of $102.5 million.

            At December 31, 2014 and 2013, we had investments of $167.1 million and $120.3 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required. During the fourth quarter of 2012, as a result of the significance and duration of the impairment, represented by the excess of the carrying value over the estimated fair value of certain cost method investments, we recognized other-than-temporary non-cash charges of $71.0 million, which is included in marketable and non-marketable securities charges and realized gains, net in the accompanying consolidated statements of operations and comprehensive income. The fair value of the remaining investment for the securities that were impaired is not material and was based on Level 2 fair value inputs.

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

            The marketable securities we held at December 31, 2014 and 2013 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $2.1 million and $1.2 million at December 31, 2014 and 2013, respectively, and a gross asset value of $20.1 million and $8.4 million at December 31, 2014 and 2013, respectively.

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

  Segment Disclosure

            Our primary business is the ownership, development, and management of retail real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same tenants.

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

  Deferred Costs and Other Assets

            Deferred costs and other assets include the following as of December 31:

	2014	2013
Deferred financing and lease costs, net	$312,569	$296,359
In-place lease intangibles, net	216,330	265,097
Acquired above market lease intangibles, net	75,366	91,170
Marketable securities of our captive insurance companies	111,844	94,720
Goodwill	20,098	20,098
Other marketable and non-marketable securities	698,265	173,887
Prepaids, notes receivable and other assets, net	372,317	481,457

	$1,806,789	$1,422,788

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

	2014	2013
Deferred financing and lease costs	$533,050	$525,413
Accumulated amortization	(220,481)	(229,054)

Deferred financing and lease costs, net	$312,569	$296,359

            We report amortization of deferred financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Amortization of deferred leasing costs is a component of depreciation and amortization expense. We amortize debt premiums and discounts, which are included in mortgages and unsecured indebtedness, over the remaining terms of the related debt instruments. These debt premiums or discounts arise either at the time of the debt issuance or as part of the purchase price allocation of the fair value of debt assumed in acquisitions. The accompanying consolidated statements of operations and comprehensive income include amortization from continuing operations as follows:

	For the Year Ended December 31,
	2014	2013	2012
Amortization of deferred financing costs	$21,392	$25,159	$25,932
Amortization of debt premiums, net of discounts	(24,092)	(33,026)	(32,143)
Amortization of deferred leasing costs	39,488	34,891	32,977

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

            We had investments in mortgage and mezzanine loans which were repaid during 2012. We recorded $6.8 million during 2012 in interest income earned from these loans.

  Intangibles

            The average remaining life of in-place lease intangibles is approximately 3.3 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into revenue over the remaining lease life as a component of reported minimum rents. The weighted average remaining life of these intangibles is approximately 4.7 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $103.1 million and $135.1 million as of December 31, 2014 and 2013, respectively. The amount of amortization from continuing operations of above and below market leases, net for the years ended December 31, 2014, 2013, and 2012 was $11.3 million, $22.8 million, and $15.9 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

            Details of intangible assets as of December 31 are as follows:

	2014	2013
In-place lease intangibles	$416,623	$443,127
Accumulated depreciation	(200,293)	(178,030)

In-place lease intangibles, net	$216,330	$265,097

	2014	2013
Acquired above market lease intangibles	$225,335	$239,000
Accumulated amortization	(149,969)	(147,830)

Acquired above market lease intangibles, net	$75,366	$91,170

            Estimated future amortization and the increasing (decreasing) effect on minimum rents for our above and below market leases as of December 31, 2014 are as follows:

	Below Market Leases	Above Market Leases	Impact to Minimum Rent, Net
2015	$29,062	$(19,697)	$9,365
2016	23,829	(17,524)	6,305
2017	17,255	(14,169)	3,086
2018	13,146	(10,810)	2,336
2019	10,602	(7,384)	3,218
Thereafter	9,218	(5,782)	3,436

	$103,112	$(75,366)	$27,746

  Derivative Financial Instruments

            We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there is no significant ineffectiveness from any of our derivative activities. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We have no credit-risk-related hedging or derivative activities. As of December 31, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$375.0 million

            The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2014, was a net liability balance of $1.2 million, of which $2.1 million was included in other liabilities and $0.9 million was included in deferred costs and other assets. The carrying value of our interest rate swap agreements, at fair value, at December 31, 2013 was a net asset balance of $3.0 million, of which $0.4 million was included in other liabilities and $3.4 million was included in deferred costs and other assets. The interest rate cap agreements were of nominal value at December 31, 2013 and we generally do not apply hedge accounting to these arrangements.

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

            The currency forward contracts are typically cash settled in US dollars for their fair value at or close to their settlement date. Approximately ¥14.7 million remained as of December 31, 2014 for all Yen forward contracts which matured through January 5, 2015. The December 31, 2014 asset balance related to these forward contracts was $0.1 million and was included in deferred costs and other assets. The December 31, 2013 asset balance related to these forward contracts was $5.0 million and was included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the third quarter of 2014, we entered into Euro:USD forward contracts, which were designated as net investment hedges, with an aggregate €150.0 million notional value which mature through August 11, 2017. The December 31, 2014 asset balance related to these forward contracts was $19.1 million and is included in deferred costs and other assets. In the fourth quarter of 2013, we entered into a Euro:USD forward contract with a €74.0 million notional value, which we designated as a net investment hedge, that matured on May 30, 2014. The liability balance related to this forward contract was $0.8 million and included in other liabilities as of December 31, 2013. We apply hedge accounting to these forward contracts and report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $45.8 million and $61.8 million as of December 31, 2014 and 2013, respectively.

  New Accounting Pronouncements

            In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 became effective prospectively for fiscal years beginning after December 15, 2014, but could be early-adopted. We early adopted ASU 2014-08 in the first quarter of 2014 and are applying the revised definition to all disposals on a prospective basis,

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

including the spin-off of Washington Prime. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the methods and impact of adopting the new revenue standard on our consolidated financial statements.

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

            Limited partners have the right under our partnership agreement to exchange their units for shares of Simon common stock or cash as selected by the general partner. Accordingly, we classify units held by limited partners in permanent equity because Simon has the ability to issue shares of its common stock to limited partners exercising their exchange rights rather than using cash or other assets. Under our partnership agreement, we are required to redeem units held by Simon only when Simon has redeemed shares of its common stock. We classify units held by Simon in permanent equity because the decision to redeem those units would be made by Simon.

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During 2014, 2013 and 2012, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

            A rollforward of noncontrolling interests for the years ending December 31 is as follows:

	2014	2013	2012
Noncontrolling nonredeemable (deficit) interests in properties, net — beginning of period	$4,264	$(877)	$(59,000)
Net income attributable to noncontrolling nonredeemable interests	2,491	132	—
Distributions to noncontrolling nonredeemable interestholders	(19,065)	(285)	(435)
Purchase and disposition of noncontrolling interests, net, and other	12,081	5,294	58,558

Noncontrolling nonredeemable (deficit) interests in properties, net — end of period	$(229)	$4,264	$(877)

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

  Accumulated Other Comprehensive Income (Loss)

            The changes in components of our accumulated other comprehensive income (loss) consisted of the following net of noncontrolling interest as of December 31, 2014:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(27,755)	$(61,833)	$1,134	$(88,454)
Other comprehensive income (loss) before reclassifications	(101,799)	5,220	102,816	6,237
Amounts reclassified from accumulated other comprehensive income (loss)	—	10,789	—	10,789

Net current-period other comprehensive income (loss)	(101,799)	16,009	102,816	17,026

Ending balance	$(129,554)	$(45,824)	$103,950	$(71,428)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net	$(10,789)	$(9,205)	Interest expense

	$(10,789)	$(9,205)

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

            We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes, repairs and maintenance, and advertising and promotion expenses from our tenants. A substantial portion of our leases, other than those for anchor stores, require the tenant to reimburse us for a substantial portion of our operating expenses, including common area maintenance, or CAM, real estate taxes and insurance. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation. Such property operating expenses typically include utility, insurance, security, janitorial, landscaping, food court and other administrative expenses. As of December 31, 2014 for substantially all of our leases in the U.S. mall portfolio, we receive a fixed payment from the tenant for the CAM component which is recognized as revenue when earned. When not reimbursed by the fixed-CAM component, CAM expense reimbursements are based on the tenant's proportionate share of the allocable operating expenses and CAM capital expenditures for the property. We also receive escrow payments for these reimbursements from substantially all our non-fixed CAM tenants and monthly fixed CAM payments throughout the year. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented. Our advertising and promotional costs are expensed as incurred.

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

            Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management's estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2014 and 2013 approximated $93.5 million and $103.4 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiaries is included within the "Marketable and Non-Marketable Securities" section above.

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

	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$32,681	$29,263	$24,170
Consolidation of previously unconsolidated properties	117	—	2,061
Provision for credit losses	12,001	7,165	10,905
Accounts written off, net of recoveries	(11,517)	(3,747)	(7,873)

Balance, end of period	$33,282	$32,681	$29,263

  Income Taxes

            As a partnership, the allocated share of our income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed below for our taxable REIT subsidiaries.

            Simon and certain of our subsidiaries are taxed as REITs under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the entity to distribute at least 90% of taxable income to its owners and meet certain other asset and income tests as well as other requirements. We intend to continue to make distributions to Simon in amounts sufficient to assist Simon in adhering to REIT requirements and maintaining its REIT status. Our subsidiary REIT entities will generally not be liable for federal corporate income taxes as long as they continue to distribute in excess of 100% of their taxable income. Thus, we made no provision for federal income taxes for these entities in the accompanying consolidated financial statements. If Simon or any of our REIT subsidiaries fail to qualify as a REIT, Simon or that entity will be subject to tax at regular corporate rates for the years in which it failed to qualify. If Simon or any of our REIT subsidiaries lost their REIT status, they could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless their failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

            As of December 31, 2014, we had a net deferred tax liability of $1.1 million and as of December 31, 2013, we had a net deferred tax asset of $1.1 million related to our TRS subsidiaries. The net deferred tax liability is included in other liabilities and the net deferred tax asset is included in deferred costs and other assets in the accompanying consolidated balance sheets. The net deferred tax asset/liability consists primarily of operating losses and other carryforwards for federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries. No valuation allowance has been recorded as we believe these amounts will be realized.

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

4. Real Estate Acquisitions and Dispositions

            We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of retail real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $38.2 million in transaction costs during the first six months of 2014 related to the spin-off of Washington Prime. Other than these transaction costs, we incurred a minimal amount of transaction expenses during 2014, 2013, and 2012.

            Our consolidated and unconsolidated acquisition and disposition activity for the periods presented are highlighted as follows:

  2014 and 2015 Acquisitions

            On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million.

            On April 10, 2014, as discussed further in Note 7, through our joint venture with McArthurGlen, we acquired an additional noncontrolling interest in Ashford Designer Outlet.

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

            On January 10, 2014, we acquired one of our partner's redeemable interests in a portfolio of ten properties for approximately $114.4 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated was included in preferred units, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheet at December 31, 2013.

  2013 Acquisitions

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

            On December 4, 2012, we acquired the remaining 50% noncontrolling equity interest in two previously consolidated outlet properties located in Grand Prairie, Texas, and Livermore, California, and, accordingly, we now own 100% of these properties. We paid consideration of $260.9 million for the additional interests in the properties, 90% of which was paid in cash and 10% of which was satisfied through the issuance of our units. In addition, the construction loans we had provided to the properties totaling $162.5 million were extinguished on a non-cash basis. The transaction was accounted for as an equity transaction, as the properties had been previously consolidated.

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

  2014 Dispositions

            During 2014, we disposed of our interests in three consolidated retail properties. The aggregate gain recognized on these transactions was approximately $21.8 million.

            On September 26, 2014, we sold our investment in a hotel located at Coconut Point in Estero, Florida. The gain from this sale was $4.5 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income.

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

            On January 9, 2012, as discussed in Note 7, we sold our entire ownership interest in Gallerie Commerciali Italia, S.p.A, or GCI.

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

	For the Year Ended December 31,
	2014	2013	2012
Net Income attributable to Unitholders — Basic and Diluted	$1,643,783	$1,537,348	$1,705,860

Weighted Average Units Outstanding — Basic	363,475,504	362,355,581	361,322,520
Effect of stock options of Simon	—	50	1,072

Weighted Average Units Outstanding — Diluted	363,475,504	362,355,631	361,323,592

            For the year ended December 31, 2014, potentially dilutive securities include long-term incentive performance units, or LTIP units. The only securities that had a dilutive effect for the years ended December 31, 2013 and 2012 were stock options of Simon.

            We accrue distributions when they are declared. The taxable nature of the distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2014	2013	2012
Total distributions paid per unit	$5.15	$4.65	$4.10

Percent taxable as ordinary income	100.0%	97.50%	99.50%
Percent taxable as long-term capital gains	—	2.50%	0.50%

	100.0%	100.0%	100.0%

            In January 2015, Simon's Board of Directors declared a quarterly common stock dividend for the first quarter of 2015 of $1.40 per share. The distribution rate on our units is equal to the dividend rate on Simon's common stock.

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

6. Investment Properties

            Investment properties consist of the following as of December 31:

	2014	2013
Land	$3,185,624	$3,086,183
Buildings and improvements	27,828,509	26,962,049

Total land, buildings and improvements	31,014,133	30,048,232
Furniture, fixtures and equipment	304,399	288,407

Investment properties at cost	31,318,532	30,336,639
Less — accumulated depreciation	8,950,747	8,092,794

Investment properties at cost, net	$22,367,785	$22,243,845

Construction in progress included above	$640,081	$328,705

7. Investments in Unconsolidated Entities

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties, and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 82 properties as of December 31, 2014 and 93 properties as of December 31, 2013. As discussed below, on January 9, 2012, we sold our interest in GCI which at the time owned 45 properties in Italy. Additionally, on March 14, 2012, we purchased a 28.7% equity stake in Klépierre. On May 21, 2012, Klépierre paid a dividend, which we elected to receive in additional shares, resulting in an increase in our ownership to approximately 28.9%.

            Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate joint venture agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions), which may result in either the sale of our interest or the use of available cash, borrowings or our units to acquire the joint venture interest from our partner.

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2014 and 2013, we had construction loans and other advances to related parties totaling $14.9 million and $140.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

            On January 30, 2014, as discussed in Note 4, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The consolidation of this previously unconsolidated property resulted in a remeasurement of our previously held interest to fair value and a corresponding non-cash gain of $2.7 million in the first quarter of 2014. As a result of this acquisition, we now own 100% of this property.

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

International Investments

            We conduct our international operations through joint venture arrangements and account for all of our international joint venture investments using the equity method of accounting

            European Investments.    At December 31, 2014, we owned 57,634,148 shares, or approximately 28.9%, of Klépierre, which had a quoted market price of $43.45 per share. Our share of net income, net of amortization of our excess investment, was $131.5 million for the year ended December 31, 2014 and $20.7 million for the year ended December 31, 2013. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total assets, total liabilities, and noncontrolling interests were $12.7 billion, $8.2 billion, and $1.4 billion, respectively, as of December 31, 2014 and $17.1 billion, $12.3 billion, and $1.7 billion, respectively, as of December 31, 2013. Klépierre's total revenues, operating income and consolidated net income were approximately $1.2 billion, $432.1 million and $1.3 billion, respectively, for the year ended December 31, 2014 and $1.5 billion, $989.6 million and $317.3 million, respectively, for the year ended December 31, 2013. On April 16, 2014, Klépierre completed the disposal of a portfolio of 126 retail galleries located in France, Spain and Italy. Total gross consideration for the transaction, including transfer duties, was €1.98 billion (€1.65 billion Klépierre's group share). The net cash proceeds were used by Klépierre to reduce its overall indebtedness. In connection with this transaction, we recorded a gain of $133.9 million, net of the write-off of a portion of our excess investment, which is included in "Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net" in the accompanying consolidated statements of operations and comprehensive income. On January 12, 2015 Klépierre' paid an interim dividend, which reduced our carrying amount by approximately $62.0 million. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders would receive 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed, and it is anticipated that Klépierre will own all of the equity of Corio on March 31, 2015 through a merger transaction, after which our percentage ownership will be diluted to approximately 18.3%.

            During the second quarter of 2013, we signed a definitive agreement with McArthurGlen, an owner, developer, and manager of designer outlets, to form one or more joint ventures to invest in certain of its existing designer outlets, development projects, and its property management and development companies. In conjunction with that agreement, we purchased a noncontrolling interest in the property management and development companies of McArthurGlen, and a noncontrolling interest in a development property located in Vancouver, British Columbia. On August 2, 2013, through our

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

joint venture with McArthurGlen we acquired a noncontrolling interest in Ashford Designer Outlet in Kent, UK. On October 16, 2013, through our joint venture with McArthurGlen we completed the remaining transactions contemplated by our previously announced definitive agreement with McArthurGlen by acquiring noncontrolling interests in portions of four existing McArthurGlen Designer Outlets — Parndorf (Vienna, Austria), La Reggia (Naples, Italy), Noventa di Piave (Venice, Italy), and Roermond (Roermond, Netherlands). During the quarter ended June 30, 2014, through our joint venture with McArthurGlen we purchased an additional 22.5% noncontrolling interest in Ashford Designer Outlet, increasing our percentage ownership to 45%. At December 31, 2014 our legal percentage ownership interests in these entities range from 45% to 90%. The aggregate consideration for the 2013 transactions was $496.7 million and is subject to further adjustment based upon contractual obligations and customary purchase price adjustments. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $677.1 million and $510.7 million as of December 31, 2014 and December 31, 2013, respectively. The change in the carrying amount of the investment in 2014 was driven primarily by the additional investment discussed above and adjustments to our purchase accounting during the one-year measurement period, including our estimate of the aggregate consideration that will ultimately be paid to the seller. Substantially all of our investment has been determined to be excess investment and has been allocated to the underlying investment property based on estimated fair values. In December 2014, Roermond Designer Outlet phases 2 and 3, in which we own a 90% interest, refinanced its $85.1 million mortgage maturing in 2017 with a $218.9 million mortgage that matures in 2021. The fixed interest rate was reduced from 5.12% to 1.86% as a result. Excess proceeds from the financing were distributed to the venture partners in January 2015.

            We also have a minority interest in Value Retail PLC and affiliated entities which own or have interests in and operate nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. Our investment in these centers is accounted for under the cost method. At December 31, 2014 and December 31, 2013, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

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

            Asian Joint Ventures.    We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $229.8 million and $261.1 million as of December 31, 2014 and December 31, 2013, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $104.5 million and $76.4 million as of December 31, 2014 and December 31, 2013, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows. In addition, we acquired a controlling interest in nine properties in the Mills transaction on March 22, 2012. These previously unconsolidated properties became consolidated properties as of their respective acquisition dates. During 2012, we disposed of our interests in one mall and three retail properties as well as our investment in GCI. During 2013, we disposed of three retail properties. Finally, as discussed in Note 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests and the net assets and liabilities of these properties are included in the total assets and total liabilities of discontinued operations, respectively, in the accompanying summary financial information. The above transactions are reported within discontinued operations in the following joint venture statements of operations.

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Investment properties, at cost	$16,087,282	$15,355,700
Less - accumulated depreciation	5,457,899	5,080,832

	10,629,383	10,274,868
Cash and cash equivalents	993,178	781,554
Tenant receivables and accrued revenue, net	362,201	302,902
Investment in unconsolidated entities, at equity	11,386	38,352
Deferred costs and other assets	536,600	579,480
Total assets of discontinued operations	—	281,000

Total assets	$12,532,748	$12,258,156

Liabilities and Partners' Deficit:
Mortgages	$13,272,557	$12,753,139
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,015,334	834,898
Other liabilities	493,718	513,897
Total liabilities of discontinued operations	—	286,252

Total liabilities	14,781,609	14,388,186
Preferred units	67,450	67,450
Partners' deficit	(2,316,311)	(2,197,480)

Total liabilities and partners' deficit	$12,532,748	$12,258,156

Our Share of:
Partners' deficit	$(663,700)	$(717,776)
Add: Excess investment	1,875,337	2,059,584
Add: Our share of investment in discontinued unconsolidated entities, at equity	—	37,759

Our net investment in unconsolidated entities, at equity	$1,211,637	$1,379,567

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

            As of December 31, 2014, scheduled principal repayments on joint venture properties' mortgage indebtedness are as follows:

2015	$1,567,248
2016	1,217,673
2017	823,948
2018	770,447
2019	526,296
Thereafter	8,359,654

Total principal maturities	13,265,266
Net unamortized debt premium	7,291

Total mortgages and unsecured indebtedness	$13,272,557

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

            This debt becomes due in installments over various terms extending through 2027 with interest rates ranging from 0.39% to 9.35% and a weighted average rate of 4.44% at December 31, 2014.

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

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013	2012
Revenue:
Minimum rent	$1,746,549	$1,618,802	$1,435,586
Overage rent	183,478	180,435	176,255
Tenant reimbursements	786,351	747,447	672,935
Other income	293,419	199,197	170,263

Total revenue	3,009,797	2,745,881	2,455,039
Operating Expenses:
Property operating	574,706	487,144	465,333
Depreciation and amortization	604,199	512,702	492,073
Real estate taxes	221,745	204,894	170,292
Repairs and maintenance	71,203	66,612	62,659
Advertising and promotion	72,496	61,664	54,404
Provision for credit losses	6,527	1,388	1,814
Other	187,729	155,421	169,558

Total operating expenses	1,738,605	1,489,825	1,416,133

Operating Income	1,271,192	1,256,056	1,038,906
Interest expense	(598,900)	(680,321)	(584,143)

Income from Continuing Operations	672,292	575,735	454,763
Income from operations of discontinued joint venture interests	5,079	14,200	(3,881)
Gain(Loss) on disposal of discontinued operations, net	—	51,164	(5,354)

Net Income	$677,371	$641,099	$445,528

Third-Party Investors' Share of Net Income	$348,127	$353,708	$239,931

Our Share of Net Income	329,244	287,391	205,597
Amortization of Excess Investment	(99,463)	(102,875)	(83,400)
Our Share of (Loss) Income from Unconsolidated Discontinued Operations	(652)	1,121	(1,028)
Our Share of Loss on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	—	—	9,245

Income from Unconsolidated Entities	$229,129	$185,637	$130,414

            Our share of income from unconsolidated entities in the above table, aggregated with our share of results of Klépierre, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Our share of the loss on sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain upon acquisition of controlling interests, sale or disposal of assets and interests in unconsolidated

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

entities, and impairment charge on investment in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income.

  2013 Dispositions

            In 2013, we disposed of our interest in three retail properties. We recognized no gain or loss on the disposal of these properties.

  2012 Dispositions

            In July 2012, we disposed of our interest in a mall, and in August 2012 we disposed of our interest in three retail properties. Our share of the net loss on disposition was $9.2 million.

8. Indebtedness and Derivative Financial Instruments

            Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2014	2013
Fixed-Rate Debt:
Mortgage notes, including $49,723 and $62,886 net premiums, respectively. Weighted average interest and maturity of 5.48% and 3.9 years at December 31, 2014.	$5,615,351	$6,975,913
Unsecured notes, including $40,701 and $38,519 net discounts, respectively. Weighted average interest and maturity of 4.41% and 7.6 years at December 31, 2014.	13,399,920	13,931,705

Total Fixed-Rate Debt	19,015,271	20,907,618
Variable-Rate Debt:
Mortgages notes, at face value. Weighted average interest and maturity of 2.03% and 2.3 years at December 31, 2014.	630,000	350,000
Unsecured Term Loan (see below)	240,000	240,000
Credit Facility (see below)	558,537	1,172,299
Commercial Paper (see below)	409,185	—

Total Variable-Rate Debt	1,837,722	1,762,299

Total Mortgages and Unsecured Indebtedness	$20,852,993	$22,669,917

            General.    Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of December 31, 2014, we were in compliance with all covenants of our unsecured debt.

            At December 31, 2014, we or our subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 52 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At December 31, 2014, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

Unsecured Debt

            At December 31, 2014, our unsecured debt consisted of $13.4 billion of our senior unsecured notes, net of discounts, $558.5 million outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $240.0 million outstanding under an unsecured term loan, and $409.2 million outstanding under our global unsecured commercial paper note program, or the Commercial Paper program. The December 31, 2014 balance on the Credit Facility included $372.2 million (U.S. dollar equivalent) of Euro-denominated borrowings and $186.4 million (U.S. dollar equivalent) of Yen-denominated borrowings. At December 31, 2014 the outstanding amount under the Commercial Paper program was $409.2 million, of which $209.2 million was related to the U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On December 31, 2014, we had an aggregate available borrowing capacity of approximately $5.0 billion under both the Credit Facility and our $2.0 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The maximum outstanding balance of the credit facilities during the year ended December 31, 2014 was $1.2 billion and the weighted average outstanding balance was $855.4 million. Letters of credit of $38.9 million were outstanding under the facilities as of December 31, 2014.

            On April 7, 2014, we amended and extended the Credit Facility. The initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option. The base interest rate on the amended Credit Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points.

            The Supplemental Facility's borrowing capacity of $2.0 billion may be increased to $2.5 billion during its term. The Supplemental Facility will initially mature on June 30, 2016 and can be extended for an additional year at our sole option. As of December 31, 2014, the base interest rate on the Supplemental Facility was LIBOR plus 95 basis points with an additional facility fee of 15 basis points. Like the Credit Facility, the Supplemental Facility provides for a money market competitive bid option program and allows for multi-currency borrowings. During the fourth quarter of 2014, we moved $184.9 million (U.S. dollar equivalent) of Yen-denominated borrowings from the Supplemental Facility to the Credit Facility.

            On October 6, 2014, we entered into a global Commercial Paper program. Under the terms of this program, we may issue unsecured Commercial Paper notes, denominated in U.S. dollars, Euros and other currencies, up to a maximum aggregate amount outstanding at any time of $500.0 million, or the non-U.S. dollar equivalent thereof. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with all of our other unsecured senior indebtedness. Our Commercial Paper program is supported by our credit facilities and if necessary or appropriate, we may make one or more draws under the credit facilities to pay amounts outstanding from time to time on the Commercial Paper program. At December 31, 2014, we had $409.2 million outstanding comprised of $200.0 million of U.S. dollar denominated notes and $209.2 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.19% and 0.13%, respectively. The borrowings mature on various dates from January 7, 2015 to March 18, 2015.

            On September 3, 2014, we commenced cash tender offers for any and all of five series of our outstanding senior unsecured notes with maturity dates ranging from 2015 to 2017. The total principal amount of notes tendered and accepted for purchase was approximately $1.322 billion, with a weighted average remaining duration of 1.7 years and a weighted average coupon rate of 5.60%. We purchased the tendered notes using cash on hand and the proceeds from an offering of $1.3 billion of senior unsecured notes that closed on September 10, 2014. The senior notes offering was comprised of $900.0 million of 3.375% notes due 2024 and $400.0 million of 4.25% notes due 2044. Combined, the new issues of senior notes have a weighted average duration of 16.1 years and a weighted average coupon rate of 3.64%. A portion of the proceeds from the senior notes offering was used to fund the redemption on September 30, 2014 of all $250.0 million outstanding principal amount of the 7.875% notes due 2016 issued by one of our subsidiaries. We recorded a $127.6 million loss on extinguishment of debt in the third quarter of 2014 as a result of the tender offers and redemption.

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

            In addition to the debt tender offers and redemption described above, during the year ended December 31, 2014, we used cash on hand to redeem at par or repay at maturity $1.3 billion of senior unsecured notes with fixed rates ranging from 4.20% to 6.75%.

Mortgage Debt

            Total mortgage indebtedness was $6.2 billion and $7.3 billion at December 31, 2014 and 2013, respectively.

            On January 2, 2014, we repaid the $820.0 million outstanding mortgage at Sawgrass Mills originally maturing July 1, 2014 and on February 28, 2014, we repaid the $269.0 million outstanding mortgage at Great Mall originally maturing August 28, 2015. During 2014, we disposed of our interests in three retail properties and their related mortgage debt of $90.0 million.

Debt Maturity and Other

            Our scheduled principal repayments on indebtedness as of December 31, 2014 are as follows:

2015	$1,174,796
2016	2,892,728
2017	3,043,067
2018	2,024,275
2019	1,928,394
Thereafter	9,780,711

Total principal maturities	20,843,971
Net unamortized debt premium	9,022

Total mortgages and unsecured indebtedness	$20,852,993

            Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2014	2013	2012
Cash paid for interest	$1,018,911	$1,086,128	$1,063,470

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

            The unamortized loss on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $65.7 million and $67.5 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014,

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

our outstanding LIBOR based derivative contracts consisted of fixed rate swap agreements with a notional amount of $375.0 million.

            Within the next year, we expect to reclassify to earnings approximately $10.9 million of losses related to active and terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $19.0 billion and $20.9 billion as of December 31, 2014 and 2013, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2014	2013
Fair value of fixed-rate mortgages and unsecured indebtedness	$20,558	$22,316
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	3.02%	3.07%

9. Rentals under Operating Leases

            Future minimum rentals to be received under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume as of December 31, 2014 are as follows:

2015	$2,548,265
2016	2,335,798
2017	2,099,583
2018	1,820,246
2019	1,540,869
Thereafter	4,440,204

$14,784,965

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

	2014	2013
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	—	164,948

Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$25,537	$190,485

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

            Noncontrolling Redeemable Interests in Properties    Redeemable instruments, which typically represent the remaining interest in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity within preferred units, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheets. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded within equity. There are no noncontrolling interests redeemable at amounts in excess of fair value.

            On January 10, 2014, we acquired one of our partner's remaining redeemable interests in a portfolio of ten properties for approximately $114.4 million subject to a pre-existing contractual arrangement. The amount paid to acquire the interests in the seven properties which were previously consolidated was included in preferred units, at liquidation value, and noncontrolling redeemable interests in properties in the accompanying consolidated balance sheet at December 31, 2013. During the second quarter of 2014, in connection with the resolution of all partnership disputes with related party limited partners in one of our partnerships, we contributed $83.0 million into the partnership in exchange for a new series of preferred partnership units that carry a 2.5% preferred return. Amounts due upon a future exercise of the limited partners' right to cause us to redeem their noncontrolling interests would be net of this preferred investment. Accordingly, this preferred investment contractually offsets the mezzanine liability previously recognized on the accompanying consolidated balance sheet.

            7.5% Cumulative Redeemable Preferred Units    The 7.5% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually. We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon. In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require us to redeem the preferred units at the same redemption price payable at our option in either cash or fully registered shares of common stock of Simon.

Permanent Equity

            Series J 8 3/8% Cumulative Redeemable Preferred Units.    Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units. Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock. We can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred units at December 31, 2014 and 2013 was $4.2 million and $4.5 million, respectively. There are 1,000,000 Series J preferred units authorized and 796,948 issued and outstanding.

Unit Issuances and Repurchases

            In 2014, seven limited partners exchanged 70,291 units for an equal number of shares of common stock of Simon pursuant to our partnership agreement. These transactions increased Simon's ownership interest in us.

            On January 30, 2014, we issued 555,150 units in connection with the acquisition of the remaining 50% interest in Arizona Mills and approximately 39 acres of land in Oyster Bay, New York, as discussed in Note 4.

            On July 22, 2014, we redeemed 87,621 units from a limited partner for $14.4 million in cash.

Other Equity Activity

            Notes Receivable from Former CPI Stockholders.    Notes receivable of $14.8 million from stockholders of an entity we acquired in 1998 are reflected as a deduction from capital in excess of par value in the consolidated statements of equity in the accompanying financial statements. The notes do not bear interest and become due at the time the underlying shares are sold.

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

            The Simon Property Group 1998 Stock Incentive Plan.    We, along with Simon, have a stock incentive plan, or the 1998 plan, which provides for the grant of awards with respect to the equity of Simon, in the form of options to purchase shares of Simon common stock, or Options, stock appreciation rights, or SARs, restricted stock grants and performance unit awards, collectively, Awards. Options may be granted which are qualified as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 16,300,000 shares of Simon common stock have been reserved for issuance under the 1998 plan. Additionally, the partnership agreement requires Simon to purchase units for cash in an amount equal to the fair market value of such shares issued on the exercise of stock options.

            Administration.    The 1998 plan is administered by Simon's Compensation Committee of the Board of Directors, or the Compensation Committee. The Compensation Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them. In addition, the Compensation Committee interprets the 1998 plan and makes all other determinations deemed advisable for its administration. Options granted to employees become exercisable over the period determined by the Compensation Committee. The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant. Employee options generally vest over a three-year period and expire ten years from the date of grant.

            Awards for Eligible Directors.    Directors of Simon who are not employees or employees of affiliates of Simon, or eligible directors, receive awards under the 1998 plan. Currently, each eligible director receives on the first day of the first calendar month following his or her initial election an award of restricted stock with a value of $82,500 (pro-rated for partial years of service). Thereafter, as of the date of each annual meeting of stockholders, eligible directors who are re-elected receive an award of restricted stock having a value of $82,500. In addition, eligible directors who serve as chairpersons of the standing committees receive an additional annual award of restricted stock having a value of $10,000 (in the case of the Audit and Compensation Committees) or $7,500 (in the case of the Governance and Nominating Committees). The Lead Independent Director also receives an annual restricted stock award having a value of $12,500. The restricted stock vests in full after one year.

            Once vested, the delivery of the shares of restricted stock (including reinvested dividends) is deferred under our Director Deferred Compensation Plan until the director retires, dies or becomes disabled or otherwise no longer serves as a director. The directors may vote and are entitled to receive dividends on the underlying shares; however, any dividends on the shares of restricted stock must be reinvested in shares of Simon common stock and held in the deferred compensation plan until the shares of restricted stock are delivered to the former director.

Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants of Simon. Restricted stock and awards under the LTIP programs are all performance based and are based on various corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.

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

            From 2010 to 2014, the Compensation Committee approved LTIP grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units were earned, and the aggregate grant date fair values adjusted for estimated forfeitures, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP Program
1-year 2010 LTIP Program	133,673	1-year program — $7.2 million
2-year 2010 LTIP Program	337,006	2-year program — $14.8 million
3-year 2010 LTIP Program	489,654	3-year program — $23.0 million
2011-2013 LTIP Program	469,848	$35.0 million
2012-2014 LTIP Program	401,203	$35.0 million
2013-2015 LTIP Program	To be determined in 2016	$33.5 million
2014-2016 LTIP Program	To be determined in 2017	$30.0 million

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $27.6 million, $25.7 million, and $22.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

            Restricted Stock.    The 1998 plan also provides for shares of restricted common stock of Simon to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation Committee related to the most recent year's performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock's fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2014 a total of 5,530,945 shares of restricted stock, net of forfeitures, have been awarded under the plan. Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended December 31,
	2014	2013	2012
Shares of restricted stock awarded during the year, net of forfeitures	83,509	107,123	114,066
Weighted average fair value of shares granted during the year	$166.36	$160.22	$146.70
Amortization expense	$18,256	$18,311	$14,001

            We recorded compensation expense, net of capitalization, related to restricted stock of approximately $12.3 million, $13.4 million, and $10.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an employment agreement, the Compensation Committee granted David Simon, our Chairman and CEO, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as our Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should our performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations, or FFO, per share. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A Units, 360,000 LTIP units, or the B Units, and 280,000 LTIP units, or the C Units, may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis based through the applicable vesting periods of the A Units, B Units and C Units.

            Since 2001, we have not granted any options to officers, directors or employees, except for a series of reload options we assumed as part of a prior business combination. As of December 31, 2014, there were no remaining options outstanding.

            We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Exchange Rights

            Limited partners have the right under our partnership agreement to exchange all or any portion of their units for shares of Simon common stock on a one-for-one basis or cash, as determined by Simon in its sole discretion. If Simon selects cash, Simon cannot cause us to redeem the exchanged units for cash without contributing cash to us as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, Simon will be deemed to have elected to exchange the units for shares of Simon common stock. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon's common stock at that time. The number of shares of Simon's common stock issued pursuant to the exercise of the exchange right will be the same as the number of units exchanged.

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

Lease Commitments

            As of December 31, 2014, a total of 22 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2017 to 2090. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2016 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate and utility expenses. Some of our ground and office leases include escalation clauses and renewal options. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended, December 31,
	2014	2013	2012
Ground lease expense	$39,898	$37,150	$40,518
Office lease expense	4,577	4,057	2,004

Simon Property Group, L.P. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except unit and per unit amounts
and where indicated as in millions or billions)

            Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and any sublease income, are as follows:

2015	$29,775
2016	35,221
2017	35,436
2018	35,413
2019	28,266
Thereafter	907,110

$1,071,221

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

            We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an "all risk" basis in the amount of up to $1 billion. The current federal laws which provide this coverage are expected to operate through 2015. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2014 and 2013, we guaranteed joint venture related mortgage indebtedness of $223.5 million and $190.8 million, respectively (of which we have a right of recovery from our venture partners of $78.7 million and $83.0 million, respectively). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

            Our malls, Premium Outlets and Mills rely heavily upon anchor tenants to attract customers; however, anchor retailers do not contribute materially to our financial results as many anchor retailers own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Limited Life Partnerships

            We are the controlling partner in several consolidated partnerships that have a limited life. We estimated the settlement values of these noncontrolling interests as of December 31, 2014 and 2013 as approximately $101.0 million and $125.0 million, respectively. The settlement values are based on the estimated fair values upon a hypothetical liquidation of the partnership interests and estimated yield maintenance or prepayment penalties associated with the payment to settle any underlying secured mortgage debt.

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

12. Related Party Transactions

            Our management company provides management, insurance, and other services to Melvin Simon & Associates, Inc., a related party, unconsolidated joint ventures, and other non-owned related party properties. Amounts for services provided by our management company and its affiliates to our unconsolidated joint ventures and other related parties were as follows:

	For the Year Ended December 31,
	2014	2013	2012
Amounts charged to unconsolidated joint ventures and Washington Prime properties	$133,730	$121,996	$119,534
Amounts charged to properties owned by related parties	4,393	4,510	4,416

            During 2014, 2013 and 2012, we recorded development, royalty and other fee income, net of elimination, related to our international investments of $13.7 million, $14.0 million and $15.5 million, respectively. Also during 2014, 2013 and 2012, we received fees related to financing activities, net of elimination, provided to unconsolidated joint ventures of $4.2 million, $15.9 million and $3.0 million, respectively. The fees related to our international investments and financing activities are included in other income in the accompanying consolidated statements of operations and comprehensive income.

13. Quarterly Financial Data (Unaudited)

            Quarterly 2014 and 2013 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Total revenue	$1,157,022	$1,181,982	$1,234,694	$1,297,120
Operating income	560,965	561,531	607,557	655,288
Consolidated income from continuing operations	359,601	489,609	296,963	475,992
Consolidated net income	401,103	477,468	296,963	475,992
Net income attributable to unitholders	399,267	475,708	294,900	473,907
Net income per unit from continuing operations — Basic and Diluted	$0.99	$1.34	$0.81	$1.30
Net income per unit — Basic and Diluted	$1.10	$1.31	$0.81	$1.30
Weighted average units outstanding — Basic and Diluted	363,008,959	363,604,376	363,645,178	363,634,759
2013
Total revenue	$1,060,823	$1,084,993	$1,146,877	$1,251,155
Operating income	502,484	509,939	548,478	627,769
Consolidated income from continuing operations	278,615	359,129	328,712	400,337
Consolidated net income	334,468	400,525	367,293	449,304
Net income attributable to unitholders	330,694	397,115	364,022	445,517
Net income per unit from continuing operations — Basic and Diluted	$0.76	$0.99	$0.89	$1.09
Net income per unit — Basic and Diluted	$0.91	$1.10	$1.00	$1.23
Weighted average units outstanding	362,051,682	362,455,413	362,454,880	362,454,828
Diluted weighted average units outstanding	362,051,885	362,455,413	362,454,880	362,454,828

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A.    Controls and Procedures

            Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Simon's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

            Management's Report on Internal Control Over Financial Reporting.    Management's report on internal control over financial reporting is set forth within Item 7 of this Form 10-K.

            Attestation Report of the Registered Public Accounting Firm.    The audit report of Ernst & Young LLP on their assessment of our internal control over financial reporting is set forth within Item 8 of this Form 10-K.

            Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

            During the fourth quarter of the year covered by this report, the Audit Committee of Simon's Board of Directors approved certain audit, audit-related and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

            We are a limited partnership and Simon is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 11.    Executive Compensation

            We are a limited partnership and Simon is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            We are a limited partnership and Simon is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 13.    Certain Relationships and Related Transactions and Director Independence

            We are a limited partnership and Simon is our sole general partner. We do not have any directors or executive officers or any equity securities registered under the Securities Exchange Act of 1934. Comparable information for Simon can be found in its periodic reports and proxy statements it files with the Securities and Exchange Commission.

Item 14.    Principal Accountant Fees and Services

            The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, Simon's and our independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made. We have incurred fees as shown below for services from Ernst & Young as our independent registered public accounting firm. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2014 and 2013, respectively:

	2014	2013
Audit Fees (1)	$3,753,000	$3,692,000
Audit-Related Fees (2)	4,269,000	5,435,000
Tax Fees (3)	428,000	305,000
All Other Fees	—	26,000
(1)
Audit Fees include fees for the audit of the financial statements and the effectiveness of internal control over financial reporting for us, Simon, and certain of our subsidiaries and services associated with Securities and Exchange Commission registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)
Audit-Related Fees include audits of individual or portfolios of properties and schedules of recoverable common area maintenance costs to comply with lender, joint venture partner or tenant requirements and accounting consultation and due diligence services. In addition, these fees include services related to the audits of Washington Prime Group Inc., which Simon spun off to its stockholders in May 2014, and which accounted for the higher fees in 2013. Our share of these Audit-Related Fees for the years ended 2014 and 2013 was approximately 58% and 64%, respectively.

(3)
Tax Fees include fees for international and other tax consulting services and tax return compliance services associates with the tax returns for certain joint ventures as well as other miscellaneous tax compliance services. Our share of these Tax Fees for 2014 and 2013 was approximately 85% and 75%, respectively.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, L.P. and subsidiaries are set forth in the Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	60
		Consolidated Balance Sheets as of December 31, 2014 and 2013	62
		Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2014, 2013 and 2012	63
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	64
		Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012	65
		Notes to Consolidated Financial Statements	67
	(2)	Financial Statement Schedule
		Simon Property Group, L.P. and Subsidiaries Schedule III — Schedule of Real Estate and Accumulated FDepreciation	103
		Notes to Schedule III	108
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	109

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

March 2, 2015

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON David Simon	Chairman of the Board of Directors and Chief Executive Officer of Simon Property Group, Inc., General Partner (Principal Executive Officer)	March 2, 2015
/s/ HERBERT SIMON Herbert Simon	Chairman Emeritus and Director	March 2, 2015
/s/ RICHARD S. SOKOLOV Richard S. Sokolov	President, Chief Operating Officer of Simon Property Group, Inc., General Partner and Director	March 2, 2015
/s/ MELVYN E. BERGSTEIN Melvyn E. Bergstein	Director	March 2, 2015
/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 2, 2015
/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 2, 2015
/s/ J. ALBERT SMITH, JR. J. Albert Smith, Jr.	Director	March 2, 2015

Signature	Capacity	Date

/s/ KAREN N. HORN Karen N. Horn	Director	March 2, 2015
/s/ ALLAN HUBBARD Allan Hubbard	Director	March 2, 2015
/s/ DANIEL C. SMITH Daniel C. Smith	Director	March 2, 2015
/s/ ANDREW JUSTER Andrew Juster	Executive Vice President and Chief Financial Officer of Simon Property Group, Inc., General Partner (Principal Financial Officer)	March 2, 2015
/s/ STEVEN K. BROADWATER Steven K. Broadwater	Senior Vice President and Chief Accounting Officer of Simon Property Group, Inc., General Partner (Principal Accounting Officer)	March 2, 2015

SCHEDULE III

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Malls
Bangor Mall	Bangor, ME	80,000	5,478	59,740	—	12,690	$5,478	$72,430	$77,908	$32,708	2004 (5)
Barton Creek Square	Austin, TX	—	2,903	20,929	7,983	63,632	10,886	84,561	95,447	54,300	1981
Battlefield Mall	Springfield, MO	125,000	3,919	27,231	3,000	64,575	6,919	91,806	98,725	62,825	1970
Bay Park Square	Green Bay, WI	—	6,358	25,623	4,106	26,725	10,464	52,348	62,812	28,608	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	—	45,199	39,500	254,401	293,901	112,583	1998 (4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	24,612	11,306	57,043	68,349	31,339	1994 (4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	19,600	98,850	66,200	402,468	468,668	173,559	1998 (4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	75,531	33,684	173,818	207,502	87,897	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	56,279	1,613	71,541	73,154	41,384	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	45,487	1,723	61,732	63,455	35,938	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	26,575	17,441	93,155	110,596	46,545	1987
Copley Place	Boston, MA	—	—	378,045	—	134,988	—	513,033	513,033	186,391	2002 (4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	21,772	13,556	115,402	128,958	73,716	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	62,190	25,947	135,281	161,228	54,859	1998 (4)
Domain, The	Austin, TX	198,454	40,436	197,010	—	140,748	40,436	337,758	378,194	95,746	2005
Empire Mall	Sioux Falls, SD	176,300	35,998	192,186	—	23,023	35,998	215,209	251,207	22,834	1998 (5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	86,836	29,145	207,415	236,560	87,335	1997 (4)
Firewheel Town Center	Garland (Dallas), TX	—	8,485	82,716	—	28,391	8,485	111,107	119,592	43,708	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	236,894	—	513,461	513,461	205,871	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	75,733	2,423	23,445	5,253	116,642	7,676	140,087	147,763	69,569	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	28,434	11,591	162,327	173,918	89,144	1998 (4)
Independence Center	Independence (Kansas City), MO	200,000	5,042	45,798	—	35,209	5,042	81,007	86,049	43,934	1994 (4)
Ingram Park Mall	San Antonio, TX	137,783	733	17,163	37	23,977	770	41,140	41,910	27,454	1979
King of Prussia Mall	King of Prussia (Philadelphia), PA	97,661	175,063	1,128,200	—	102,386	175,063	1,230,586	1,405,649	149,322	2003 (5)
La Plaza Mall	McAllen, TX	—	1,375	9,828	6,569	51,454	7,944	61,282	69,226	31,414	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	18,189	10,102	99,757	109,859	51,916	1995
Lenox Square	Atlanta, GA	—	38,058	492,411	—	112,373	38,058	604,784	642,842	259,596	1998 (4)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	45,782	22,214	151,032	173,246	64,746	1998 (4)
Mall at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	43,257	98,336	43,706	123,438	167,144	12,617	2002 (5)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	12,634	47,492	339,267	386,759	141,018	1999 (5)
McCain Mall	N. Little Rock, AR	—	—	9,515	10,530	27,441	10,530	36,956	47,486	10,081	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	47,372	65,684	270,624	336,308	137,796	1997 (4)
Midland Park Mall	Midland, TX	81,860	687	9,213	—	24,747	687	33,960	34,647	20,380	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	40,307	4,776	58,399	63,175	36,560	1973
Montgomery Mall	North Wales (Philadelphia), PA	100,000	27,105	86,915	—	56,661	27,105	143,576	170,681	48,698	2004 (5)
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	151,139	19,138	164,105	183,243	93,959	1971
Northgate Mall	Seattle, WA	—	24,369	115,992	—	100,121	24,369	216,113	240,482	97,943	1987

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	—	30,639	20,404	155,584	175,988	71,395	1998 (4)
Orland Square	Orland Park (Chicago), IL	—	35,514	129,906	—	50,512	35,514	180,418	215,932	83,769	1997 (4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	66,514	24,544	100,287	—	18,607	24,544	118,894	143,438	69,426	2003 (4)
Penn Square Mall	Oklahoma City, OK	93,998	2,043	155,958	—	48,096	2,043	204,054	206,097	96,100	2002 (4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	46,155	4,452	201,223	205,675	80,931	2004 (5)
Phipps Plaza	Atlanta, GA	—	16,185	210,610	—	41,356	16,185	251,966	268,151	114,662	1998 (4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	62,061	15,493	341,621	357,114	111,495	2004 (4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	49,383	4,895	52,196	57,091	23,065	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	43,188	41,918	255,445	297,363	112,753	1998 (4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	93	251,214	163,253	953,222	1,116,475	346,583	1998 (4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	—	89,769	23,541	179,972	203,513	95,786	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	25,222	10,400	113,086	123,486	49,437	1998 (4)
Shops at Nanuet, The	Nanuet, NY	—	28,125	143,120	—	8,019	28,125	151,139	179,264	7,630	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	—	5,137	13,521	243,883	257,404	25,217	2007 (4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	56,299	24,917	182,139	207,056	75,009	1997 (4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	158,767	101,200	460,262	561,462	179,736	1998 (4)
Southdale Center	Edina (Minneapolis), MN	155,000	40,172	184,967	—	38,599	40,172	223,566	263,738	22,300	2007 (4) (5)
SouthPark	Charlotte, NC	187,439	42,092	188,055	100	181,111	42,192	369,166	411,358	155,981	2002 (4)
Southridge Mall	Greendale (Milwaukee), WI	125,000	12,359	130,111	2,389	18,410	14,748	148,521	163,269	19,389	2007 (4) (5)
St. Charles Towne Center	Waldorf (Washington, D.C.), MD	—	7,710	52,934	1,180	31,061	8,890	83,995	92,885	49,586	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	66,277	—	405,814	405,814	121,500	2003 (4)
Summit Mall	Akron , OH	65,000	15,374	51,137	—	47,534	15,374	98,671	114,045	47,796	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,803	125,826	—	87,784	37,803	213,610	251,413	99,336	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	48,508	8,414	56,947	65,361	39,480	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	168,055	64,200	475,372	539,572	213,868	1998 (4)
Town Center at Cobb	Kennesaw (Atlanta), GA	198,095	32,355	158,225	—	18,514	32,355	176,739	209,094	86,734	1998 (5)
Towne East Square	Wichita, KS	—	8,525	18,479	4,108	44,870	12,633	63,349	75,982	41,034	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	38,226	14,191	111,216	125,407	58,459	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	35,695	17,097	156,657	173,754	79,999	1972
University Park Mall	Mishawaka, IN	—	16,768	112,158	7,000	58,511	23,768	170,669	194,437	135,520	1996 (4)
Walt Whitman Shops	Huntington Station (New York), NY	115,492	51,700	111,258	3,789	124,069	55,489	235,327	290,816	87,286	1998 (4)
White Oaks Mall	Springfield, IL	50,000	3,024	35,692	2,102	62,388	5,126	98,080	103,206	41,085	1977
Wolfchase Galleria	Memphis, TN	225,000	15,881	128,276	—	12,677	15,881	140,953	156,834	72,914	2002 (4)
Woodland Hills Mall	Tulsa, OK	91,688	34,211	187,123	—	26,957	34,211	214,080	248,291	99,583	2004 (5)

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	6,217	3,900	103,276	107,176	38,433	2004 (4)
Allen Premium Outlets	Allen (Dallas), TX	—	13,855	43,687	97	14,418	13,952	58,105	72,057	24,704	2004 (4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	4,466	2,370	28,792	31,162	18,722	2004 (4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	102,362	11,477	77,856	—	3,926	11,477	81,782	93,259	17,898	2010 (4)
Calhoun Premium Outlets	Calhoun, GA	19,683	1,745	12,529	—	887	1,745	13,416	15,161	5,788	2010 (4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,670	224,721	395	64,570	17,065	289,291	306,356	95,495	2004 (4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	4,469	12,986	189,459	202,445	59,242	2004 (4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	48,448	3,175	59,863	5,311	5,438	8,486	65,301	73,787	28,294	2004 (4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	31,524	13,709	149,529	163,238	50,063	2004 (4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	4,589	14,117	76,109	90,226	21,254	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	3,065	3,592	110,621	114,213	41,027	2004 (4)
Columbia Gorge Premium Outlets	Troutdale (Portland), OR	—	7,900	16,492	—	2,735	7,900	19,227	27,127	10,171	2004 (4)
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	94,260	3,440	432,939	436,379	108,736	2004 (4)
Edinburgh Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	13,791	2,857	61,100	63,957	25,458	2004 (4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	100,466	15,807	182,412	—	4,102	15,807	186,514	202,321	46,572	2010 (4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	4,235	9,060	54,516	63,576	24,502	2004 (4)
Gaffney Premium Outlets	Gaffney (Greenville/Charlotte), SC	35,721	4,056	32,371	—	2,203	4,056	34,574	38,630	9,268	2010 (4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	10,060	9,630	204,182	213,812	73,554	2004 (4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	120,000	9,497	197,242	—	—	9,497	197,242	206,739	15,463	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	108,453	6,421	121,880	—	3,101	6,421	124,981	131,402	32,630	2010 (4)
Gulfport Premium Outlets	Gulfport, MS	24,198	—	27,949	—	2,198	—	30,147	30,147	8,209	2010 (4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington DC), MD	86,045	3,576	85,883	—	900	3,576	86,783	90,359	19,215	2010 (4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	46,294	8,695	115,644	124,339	31,069	2007
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	5,458	6,416	109,471	115,887	34,827	2004 (4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	67,306	15,390	50,979	—	75,614	15,390	126,593	141,983	36,202	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	6,778	2,800	46,324	49,124	16,685	2004 (4)
Kittery Premium Outlets	Kittery , ME	—	11,832	94,994	—	7,515	11,832	102,509	114,341	30,769	2004 (4)
Las Americas Premium Outlets	San Diego, CA	176,605	45,168	251,878	—	6,561	45,168	258,439	303,607	55,965	2007 (4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	132,127	41,971	267,100	309,071	72,952	2004 (4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	23,993	13,085	184,770	197,855	52,538	2004 (4)
Lebanon Premium Outlets	Lebanon (Nashville), TN	14,877	1,758	10,189	—	896	1,758	11,085	12,843	3,509	2010 (4)
Lee Premium Outlets	Lee, MA	49,134	9,167	52,212	—	1,209	9,167	53,421	62,588	14,077	2010 (4)
Leesburg Corner Premium Outlets	Leesburg (Washington D.C.), VA	—	7,190	162,023	—	4,689	7,190	166,712	173,902	63,162	2004 (4)

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Liberty Village Premium Outlets	Flemington (New York), NJ	—	5,670	28,904	—	1,606	5,670	30,510	36,180	15,494	2004 (4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	8,542	6,630	102,680	109,310	42,698	2004 (4)
Merrimack Premium Outlets	Merrimack, NH	130,000	17,028	118,428	—	813	17,028	119,241	136,269	14,076	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	4,498	11,400	49,521	60,921	18,889	2004 (4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	3,499	2,143	39,696	41,839	12,705	2004 (4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	132,325	—	2,883	4,300	135,208	139,508	48,183	2004 (4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	3,108	31,998	475,923	507,921	81,925	2010 (4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	304,410	38,656	78,186	52,696	382,596	435,292	109,502	2004 (4)
Osage Beach Premium Outlets	Osage Beach, MO	—	9,460	85,804	—	6,661	9,460	92,465	101,925	35,800	2004 (4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	1,774	13,322	15,484	28,806	9,106	2004 (4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	16,604	16,676	121,853	138,529	42,832	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,751	—	51	—	63,802	63,802	6,337	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	33,850	4,317	19,044	—	1,667	4,317	20,711	25,028	6,394	2010 (4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	92,998	16,823	126,686	—	3,346	16,823	130,032	146,855	25,459	2010 (4)
Puerto Rico Premium Outlets	Barceloneta, PR	125,000	20,586	114,021	—	3,003	20,586	117,024	137,610	23,285	2010 (4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	66,150	8,129	61,950	—	2,979	8,129	64,929	73,058	13,832	2010 (4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	32,929	12,229	74,476	86,705	29,930	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	14,706	82,252	—	1,686	14,706	83,938	98,644	35,433	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	40,046	16,991	61,971	325,685	387,656	22,827	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	137,569	13,180	287,179	—	6,897	13,180	294,076	307,256	50,624	2010 (4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	53,354	—	157,076	157,076	47,499	2004 (4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	9,480	6,092	67,150	73,242	27,592	2004 (4)
The Crossings Premium Outlets	Tannersville , PA	115,000	7,720	172,931	—	12,969	7,720	185,900	193,620	59,249	2004 (4)
Vacaville Premium Outlets	Vacaville , CA	—	9,420	84,850	—	12,825	9,420	97,675	107,095	40,848	2004 (4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	10,033	22,630	87,349	109,979	30,727	2004 (4)
Waterloo Premium Outlets	Waterloo , NY	—	3,230	75,277	—	8,382	3,230	83,659	86,889	34,507	2004 (4)
Williamsburg Premium Outlets	Williamsburg, VA	99,406	10,323	223,789	—	2,969	10,323	226,758	237,081	39,553	2010 (4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	281	9,414	150,695	160,109	10,953	2013 (4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,110	862,559	1,658	116,994	12,768	979,553	992,321	276,603	2004 (4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	8,858	4,900	290,889	295,789	98,278	2004 (4)
The Mills
Arizona Mills	Tempe (Phoenix), AZ	164,566	41,936	297,289	—	3,290	41,936	300,579	342,515	9,976	2007 (4)(5)
Great Mall	Milpitas (San Jose), CA	—	70,496	463,101	—	11,751	70,496	474,852	545,348	47,214	2007 (4)(5)
Gurnee Mills	Gurnee (Chicago), IL	321,000	41,133	297,911	—	7,914	41,133	305,825	346,958	31,813	2007 (4)(5)
Opry Mills	Nashville, TN	371,427	51,000	327,503	—	9,765	51,000	337,268	388,268	34,648	2007 (4)(5)
Potomac Mills	Woodbridge (Washington, D.C.), VA	410,000	61,755	425,370	—	27,701	61,755	453,071	514,826	46,933	2007 (4)(5)
Sawgrass Mills	Sunrise (Miami), FL	—	194,002	1,641,153	—	38,809	194,002	1,679,962	1,873,964	161,050	2007 (4)(5)

Simon Property Group, L.P. and Subsidiaries
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

					Cost Capitalized Subsequent to Acquisition (3)		Gross Amounts At Which Carried At Close of Period
			Initial Cost (3)
											Date of Construction or Acquisition
Name	Location	Encumbrances (6)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)
Community Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	4,360	10,428	79,693	90,121	10,949	2011 (4)
Other Properties
Florida Keys Outlet Center	Florida City, FL	10,253	1,560	1,748	—	2,462	1,560	4,210	5,770	1,351	2010 (4)
Huntley Outlet Center	Huntley, IL	28,679	3,477	2,027	—	345	3,477	2,372	5,849	922	2010 (4)
Lincoln Plaza	King of Prussia (Philadelphia), PA	—	—	21,299	—	2,858	—	24,157	24,157	13,311	2003 (4)
Naples Outlet Center	Naples, FL	15,415	1,514	519	—	79	1,514	598	2,112	424	2010 (4)
Outlet Marketplace	Orlando , FL	—	3,367	1,557	—	380	3,367	1,937	5,304	961	2010 (4)
Development Projects
Tampa Premium Outlets	Tampa, FL	—	14,298	14,996	—	—	14,298	14,996	29,294	—
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,507	12,561	—	—	12,507	12,561	25,068	—
Other pre-development costs		—	72,983	9,630	—	—	72,983	9,630	82,613	78
Other		—	2,615	10,045	—	—	2,615	10,045	12,660	4,568

		$6,195,628	$2,861,905	$22,230,768	$323,719	$5,597,741	$3,185,624	$27,828,509	$31,014,133	$8,740,928

Simon Property Group, L.P. and Subsidiaries

Notes to Schedule III as of December 31, 2014

(Dollars in thousands)

            All periods presented exclude properties which were spun-off to Washington Prime Group Inc. as further discussed in Note 3 to the consolidated financial statements.

(1)
Reconciliation of Real Estate Properties:

            The changes in real estate assets for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$30,048,230	$29,263,463	$24,736,546
Acquisitions and consolidations (5)	393,351	288,835	4,408,870
Improvements	791,453	874,240	746,161
Disposals and deconsolidations	(218,901)	(378,308)	(628,114)

Balance, close of year	$31,014,133	$30,048,230	$29,263,463

            The unaudited aggregate cost of real estate assets for federal income tax purposes as of December 31, 2014 was $23,893,426.

(2)
Reconciliation of Accumulated Depreciation:

            The changes in accumulated depreciation for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$7,896,614	$7,055,622	$6,483,917
Depreciation expense	997,482	948,811	908,029
Disposals and deconsolidations	(153,168)	(107,819)	(336,324)

Balance, close of year	$8,740,928	$7,896,614	$7,055,622

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

(6)
Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts.

EXHIBIT INDEX

Exhibits
2.1		Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed May 29, 2014).
3.1
Second Amended and Restated Certificate of Limited Partnership of the Limited Partnership (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 31, 2003, SEC File No. 333-11491).
3.2
Eighth Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed May 9, 2008, SEC File No. 001-14469).
3.3
Certificate of Designation of Series B Junior Participating Redeemable Preferred Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed August 8, 2014).
3.4
Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.4 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 16, 2007, SEC File No. 333-11491).
3.5
Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated April 29, 2009, but effective as of October 14, 2004, regarding redemption of the Registrant's Series I Preferred Units (incorporated by reference to Exhibit 3.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 8, 2009, SEC File No. 333-11491).
4.1	(a)
Indenture, dated as of November 26, 1996, by and among Simon Property Group, L.P. and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.1 of Simon Property Group, L.P.'s Registration Statement on Form S-3 filed October 21, 1996 (Reg. No. 333-11491)).
10.1	*	Simon Property Group, L.P. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 10, 2014).
10.2	*
Certificate of Designation of Series 2010 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).
10.3	*
Form of Simon Property Group Series 2010 LTIP Unit (Three Year Program) Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).
10.4	*
Form of Simon Property Group Series 2010 LTIP Unit (Two Year Program) Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).
10.5	*
Form of Simon Property Group Series 2010 LTIP Unit (One Year Program) Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed March 19, 2010).
10.6	*
Certificate of Designation of Series CEO LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).
10.7	*	Simon Property Group Series CEO LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).

Exhibits
10.8	*	First Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of December 22, 2011 (incorporated by reference to Exhibit 10.24 of Simon Property Group, Inc.'s Annual Report on Form 10-K filed February 28, 2012).
10.9	*
Second Amendment to Simon Property Group Series CEO LTIP Unit Award Agreement, dated as of March 29, 2013 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 4, 2013).
10.10	*
Simon Property Group Amended and Restated Series CEO LTIP Unit Award Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed January 2, 2014).
10.11	*
Certificate of Designation of Series 2011 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).
10.12	*	Form of Simon Property Group Series 2011 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.6 of Simon Property Group, Inc.'s Current Report on Form 8-K filed July 7, 2011).
10.13	*
Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P's Quarterly Report on Form 10-Q filed May 11, 2012)
10.14	*
Amended and Restated Certificate of Designation of Series 2012 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.5 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).
10.15	*	Form of Simon Property Group Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Quarterly Report on Form 10-Q filed May 8, 2012).
10.16	*
Simon Property Group Amended and Restated Series 2012 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 28, 2014).
10.17	*
Option Agreement to acquire the Excluded Retail Property (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K for the year ended December 31, 1993 filed by a predecessor of Simon Property Group, L.P.).
10.18
Voting Agreement dated as of June 20, 2004 among Simon Property Group, Inc., Simon Property Group, L.P., and certain holders of shares of common stock of Chelsea Property Group, Inc. and/or common units of CPG Partners, L.P. (incorporated by reference to Exhibit 99.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed June 22, 2004, SEC File No. 001-14469).
10.19
Amended and Restated $4,000,000,000 Credit Agreement dated as of April 7, 2014 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed April 8, 2014).
10.20		$2,000,000,000 Credit Agreement dated as of June 1, 2012 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed June 4, 2012).
10.21	*
Certificate of Designation of Series 2013 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 10, 2013).
10.22	*	Form of Simon Property Group Series 2013 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 4, 2013).
10.23	*	Simon Property Group CEO LTIP Unit Adjustment Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.3 of Simon Property Group Inc.'s Current Report on Form 8-K filed April 28, 2014).

Exhibits
10.24	*	Form of Simon Property Group Series 2014 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.'s Quarterly Report on Form 10-Q filed May 7, 2014).
10.25	*
Certificate of Designation of Series 2014 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, L.P.'s Quarterly Report on Form 10-Q filed May 7, 2014).
10.26	*
Form of Simon Property Group Executive Officer LTIP Waiver, dated April 18, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.'s Current Report on Form 8-K filed April 28, 2014).
10.27		Form of Global Dealer Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.2 of Simon Property Group, L.P.'s Current Report on Form 8-K filed October 7, 2014).
12.1		Statement regarding computation of ratios.
21.1		List of Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP.
31.1		Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

(a)
Does not include supplemental indentures that authorize the issuance of debt securities series, none of which exceeds 10% of the total assets of Simon Property Group, L.P. on a consolidated basis. Simon Property Group, L.P. agrees to file copies of any such supplemental indentures upon the request of the Commission.

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.