Form 10-Q
period 2015-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2015-05-07
CIK 1022344

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Form 10-Q

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$32,537,403	$31,318,532
Less — accumulated depreciation	9,146,094	8,950,747

	23,391,309	22,367,785
Cash and cash equivalents	833,732	612,282
Tenant receivables and accrued revenue, net	523,734	580,197
Investment in unconsolidated entities, at equity	2,158,205	2,378,800
Investment in Klepierre, at equity	1,516,749	1,786,477
Deferred costs and other assets	1,851,798	1,806,789

Total assets	$30,275,527	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$21,694,055	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,122,444	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,372,575	1,167,163
Other liabilities	295,853	275,451

Total liabilities	24,484,927	23,555,288

Commitments and contingencies
Preferred units, at liquidation value	25,537	25,537
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,980	44,062
General Partner, 311,268,775 and 310,787,910 units outstanding, respectively	4,892,465	5,049,115
Limited Partners, 52,764,731 and 52,846,682 units outstanding, respectively	829,346	858,557

Total partners' equity	5,765,791	5,951,734
Noncontrolling nonredeemable deficit interests in properties, net	(728)	(229)

Total equity	5,765,063	5,951,505

Total liabilities and equity	$30,275,527	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Minimum rent	$753,445	$722,283
Overage rent	38,957	31,674
Tenant reimbursements	340,170	325,471
Management fees and other revenues	35,078	30,607
Other income	48,585	46,987

Total revenue	1,216,235	1,157,022

EXPENSES:
Property operating	99,757	94,947
Depreciation and amortization	288,106	280,493
Real estate taxes	106,888	94,305
Repairs and maintenance	29,734	29,766
Advertising and promotion	18,756	22,619
Provision for credit losses	3,847	4,423
Home and regional office costs	35,903	35,288
General and administrative	14,999	14,855
Other	19,074	19,361

Total operating expenses	617,064	596,057

OPERATING INCOME	599,171	560,965
Interest expense	(232,173)	(254,234)
Income and other taxes	(6,362)	(6,863)
Income from unconsolidated entities	64,872	57,078
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	2,655

Consolidated income from continuing operations	425,508	359,601
Discontinued operations and gain on disposal	—	41,502

CONSOLIDATED NET INCOME	425,508	401,103
Net income attributable to noncontrolling interests	690	523
Preferred unit requirements	1,313	1,313

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$423,505	$399,267

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$362,174	341,648
Limited Partners	61,331	57,619

Net income attributable to unitholders	$423,505	$399,267

BASIC AND DILUTED EARNINGS PER UNIT
Income from continuing operations	$1.16	$0.99
Discontinued operations	—	0.11

Net income attributable to unitholders	$1.16	$1.10

Consolidated net income	$425,508	$401,103
Unrealized gain (loss) on derivative hedge agreements	10,099	(7,533)
Net loss reclassified from accumulated other comprehensive income into earnings	2,627	2,697
Currency translation adjustments	(124,512)	13,733
Changes in available-for-sale securities and other	5,637	479

Comprehensive income	319,359	410,479
Comprehensive income attributable to noncontrolling interests	690	523

Comprehensive income attributable to unitholders	$318,669	$409,956

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$425,508	$401,103
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	302,667	330,562
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(2,897)
Straight-line rent	(12,827)	(11,779)
Equity in income of unconsolidated entities	(64,872)	(57,423)
Distributions of income from unconsolidated entities	55,253	51,636
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	69,486	63,058
Deferred costs and other assets	(38,656)	(12,005)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(61,762)	(100,804)

Net cash provided by operating activities	674,797	661,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(682,405)	(85,459)
Funding of loans to related parties	—	(13,367)
Capital expenditures, net	(229,228)	(207,655)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	—	5,402
Investments in unconsolidated entities	(23,429)	(45,861)
Purchase of marketable and non-marketable securities	(10,741)	(5,211)
Distributions of capital from unconsolidated entities and other	435,034	124,676

Net cash used in investing activities	(510,769)	(227,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	(499)	(82)
Purchase of noncontrolling interest in consolidated properties	—	(89,818)
Distributions to noncontrolling interest holders in properties	(2,535)	(12,751)
Contributions from noncontrolling interest holders in properties	196	—
Partnership distributions	(510,628)	(455,281)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,966,685	1,810,496
Mortgage and unsecured indebtedness principal payments	(1,395,797)	(2,390,035)

Net cash provided by (used in) financing activities	57,422	(1,137,471)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	221,450	(703,495)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$833,732	$1,013,368

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

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2015, we owned or held an interest in 209 income-producing properties in the United States, which consisted of 110 malls, 68 Premium Outlets, 14 Mills, three community centers, and 14 other retail properties in 37 states and Puerto Rico. Internationally, as of March 31, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of March 31, 2015, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of March 31, 2015, as further discussed in Note 5, we owned an 18.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

2. Basis of Presentation

            The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim period ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

            These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2014 Annual Report on Form 10-K.

            As of March 31, 2015, we consolidated 135 wholly-owned properties and 13 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 82 properties, or the joint venture properties, as well as our investment in Klépierre, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 58 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, and the five properties through our joint venture with McArthurGlen comprise 19 of the remaining 24 properties. These international properties are managed locally by joint ventures in which we share control.

            We allocate our net operating results after preferred distributions based on our partners' respective weighted average ownership. Simon owns a majority of our units of partnership interest, or units, and certain series of our preferred units of partnership interest, or preferred units, which have terms comparable to outstanding shares of Simon preferred stock. Simon's weighted average ownership interest in us was 85.5% and 85.6% for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, Simon's ownership interest in us was 85.5%. We adjust the noncontrolling limited partners' interests at the end of each period to reflect their respective interests in us.

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

3. Significant Accounting Policies

  Cash and Cash Equivalents

            We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents generally consist of commercial paper, bankers' acceptances, Eurodollars, repurchase agreements, and money market deposits or securities. Financial instruments that potentially subject us to concentrations of credit risk include our cash and cash equivalents and our trade accounts receivable. We place our cash and cash equivalents with institutions of high credit quality. However, at certain times, such cash and cash equivalents are in excess of FDIC and SIPC insurance limits.

  Marketable and Non-Marketable Securities

            Marketable securities consist primarily of the investments of our captive insurance subsidiaries, available-for-sale securities, our deferred compensation plan investments, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2015, we had marketable securities of $657.4 million generally accounted for as available-for-sale, which are adjusted to their quoted market price with a corresponding adjustment in other comprehensive income (loss). Net unrealized gains recorded in other comprehensive income (loss) as of March 31, 2015 and December 31, 2014 were approximately $109.6 million and $103.9 million, respectively, and represent the valuation adjustments for our marketable securities.

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

            We account for one investment in a publicly traded REIT as an available-for-sale security. At March 31, 2015, we owned 5.71 million shares, representing a market value of $481.7 million with an aggregate net unrealized gain of $107.8 million. The market value at December 31, 2014 was $476.4 million with an aggregate net unrealized gain of $102.5 million.

            At March 31, 2015 and December 31, 2014, we had investments of $168.7 million and $167.1 million, respectively, in non-marketable securities that we account for under the cost method. We regularly evaluate these investments for any other-than-temporary impairment in their estimated fair value and determined that no adjustment in the carrying value was required.

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

            The marketable securities we held at March 31, 2015 and December 31, 2014 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs which consist primarily of interest rate swap agreements and foreign currency forward contracts with a gross liability balance of $12.4 million and $2.1 million at March 31, 2015 and December 31, 2014, respectively, and a gross asset value of $40.2 million and $20.1 million at March 31, 2015 and December 31, 2014, respectively.

            Note 6 includes a discussion of the fair value of debt measured using Level 2 inputs. Notes 9 and 5 include a discussion of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs. Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

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

            Net income attributable to noncontrolling interests (which includes nonredeemable and redeemable noncontrolling interests in consolidated properties) is a component of consolidated net income. During the three months ended March 31, 2015 and 2014, no individual components of other comprehensive income (loss) were attributable to noncontrolling interests.

            A rollforward of noncontrolling interests reflected in equity is as follows:

	For the Three Months Ended March 31,
	2015	2014
Noncontrolling nonredeemable (deficit) interests in properties, net — beginning of period	$(229)	$4,264
Net income attributable to noncontrolling nonredeemable interests	690	31
Distributions to noncontrolling nonredeemable interestholders	(1,372)	(11,731)
Purchase and disposition of noncontrolling interests, net, and other	183	6,130

Noncontrolling nonredeemable deficit interests in properties, net — end of period	$(728)	$(1,306)

  Temporary Equity

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

  Accumulated Other Comprehensive Income (Loss)

            The changes in accumulated other comprehensive income (loss) by component consisted of the following as of March 31, 2015:

	Currency translation adjustments	Accumulated derivative losses, net	Net unrealized gains on marketable securities	Total
Beginning balance	$(129,554)	$(45,824)	$103,950	$(71,428)
Other comprehensive income (loss) before reclassifications	(124,512)	10,099	5,637	(108,776)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,627	—	2,627

Net current-period other comprehensive income (loss)	(124,512)	12,726	5,637	(106,149)

Ending balance	$(254,066)	$(33,098)	$109,587	$(177,577)

            The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Details about accumulated other comprehensive income (loss) components:	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Accumulated derivative losses, net	$(2,627)	$(2,697)	Interest expense

	$(2,627)	$(2,697)

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

            As of both March 31, 2015 and December 31, 2014, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$375.0 million

            The carrying value of our interest rate swap agreements, at fair value, as of March 31, 2015, was a net liability balance of $12.3 million, all of which is included in other liabilities. The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2014, was a net liability balance of $1.2 million, of which $2.1 million was included in other liabilities and $0.9 million was included in deferred costs and other assets.

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

            In the first quarter of 2015, we entered into Yen:USD forward contracts for approximately ¥1.9 billion that we expect to settle through June 15, 2015. The March 31, 2015 asset balance related to these forward contracts was $0.3 million and is included in deferred costs and other assets. Approximately ¥14.7 million remained at December 31, 2014 for our Yen forward contracts that matured on January 5, 2015. The December 31, 2014 asset balance related to these forward contracts was $0.1 million and was included in deferred costs and other assets. We have reported the changes in fair value for these forward contracts in earnings. The underlying currency adjustments on the foreign currency denominated receivables are also reported in income and generally offset the amounts in earnings for these forward contracts.

            In the third quarter of 2014, we entered into Euro:USD forward contracts, which were designated as net investment hedges, with an aggregate €150.0 million notional value which mature through August 11, 2017. The March 31, 2015 asset balance related to these forward contracts was $39.8 million and is included in deferred costs and other assets. The December 31, 2014 asset balance related to these forward contracts was $19.1 million and was included in deferred costs and other assets. We apply hedge accounting to these forward contracts and report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

            The total gross accumulated other comprehensive loss related to our derivative activities, including our share of the other comprehensive loss from joint venture properties, approximated $33.1 million and $45.8 million as of March 31, 2015 and December 31, 2014, respectively.

  New Accounting Pronouncements

            In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 became effective prospectively for fiscal years beginning after December 15, 2014, but could be early-adopted. We early adopted ASU 2014-08 in the first quarter of 2014 and are applying the revised definition to all disposals on a prospective basis, including the spin-off of Washington Prime Group Inc., or Washington Prime, as further discussed below. ASU 2014-08 also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In April 2015, the FASB voted for a

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for us beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

            In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 makes changes to both the variable interest model and the voting model. This guidance becomes effective for companies on January 1, 2016. All reporting entities involved with limited partnerships will have to re-evaluate whether these entities qualify for consolidation and revise documentation accordingly. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

            In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for us beginning in the first quarter of 2017. We expect this new guidance will reduce total assets and total mortgage and unsecured indebtedness on our Consolidated Balance Sheet for amounts classified as deferred costs specific to debt issuance costs. We do not expect this guidance to have any other effect on our consolidated financial statements.

  Discontinued Operations

            On May 28, 2014, we completed the spin-off of our interests in 98 properties comprised of substantially all of our strip center business and our smaller enclosed malls to Washington Prime, an independent, publicly traded REIT (now doing business as WP GLIMCHER). The spin-off was effectuated through a distribution of the common shares of Washington Prime to holders of Simon common stock as of the distribution record date, and qualified as a tax-free distribution for U.S. federal income tax purposes. For every two shares of Simon common stock held as of the record date of May 16, 2014, Simon stockholders received one Washington Prime common share on May 28, 2014. At the time of the separation and distribution, Washington Prime owned a percentage of the outstanding units of partnership interest of Washington Prime Group, L.P. that was approximately equal to the percentage of our outstanding units owned by Simon. The remaining units of Washington Prime Group, L.P. were owned by our limited partners who received one Washington Prime Group, L.P. unit for every two units they owned in us. Subsequent to the spin-off, we retained a nominal interest in Washington Prime Group, L.P. We also retained approximately $1.0 billion of proceeds from completed unsecured debt and mortgage debt as part of the spin-off.

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

            Summarized financial information for discontinued operations for the three months ended March 31, 2014 is presented below.

For the Three Months Ended March 31, 2014
TOTAL REVENUE	$157,969
Property Operating	26,140
Depreciation and amortization	45,968
Real estate taxes	19,948
Repairs and maintenance	7,150
Advertising and promotion	1,952
Provision for credit losses	786
Other	1,118

Total operating expenses	103,062
OPERATING INCOME	54,907
Interest expense	(13,917)
Income and other taxes	(75)
Income from unconsolidated entities	345
Gain upon acquisition of controlling interests and sale or disposal of assets and interest in unconsolidated entities, net	242

CONSOLIDATED NET INCOME	41,502
Net income attributable to noncontrolling interests	5,989

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$35,513

            Capital expenditures on a cash basis for the three months ended March 31, 2014 were $24.8 million.

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

            We also provide certain support services to the Washington Prime strip centers and certain of its central functions to assist Washington Prime as it establishes its stand-alone processes for various activities that were previously provided by us and does not constitute significant continuing support of Washington Prime's operations. These services include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover costs of providing these services. The transition services agreement will terminate no later than two years following the date of the spin-off subject to a minimum notice period equal to the shorter of 180 days or one-half of the original service period. Transitional services fees earned for the three months ended March 31, 2015 were approximately $1.3 million.

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

	For the Three Months Ended March 31,
	2015	2014
Net Income attributable to Unitholders — Basic and Diluted	$423,505	$399,267

Weighted Average Units Outstanding — Basic and Diluted	363,784,004	363,008,959

            For the three months ended March 31, 2015, potentially dilutive securities include long-term incentive performance units, or LTIP units. No securities had a dilutive effect for the three months ended March 31, 2015 and 2014. We accrue distributions when they are declared.

5. Investment in Unconsolidated Entities

  Real Estate Joint Ventures and Investments

            Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties. As discussed in Note 2, we held joint venture interests in 82 properties as of March 31, 2015.

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

            We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of March 31, 2015 and December 31, 2014, we had construction loans and other advances to related parties totaling $13.8 million and $14.9 million, respectively, which are included in deferred costs and other assets in the accompanying Consolidated Balance Sheets.

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

            On February 24, 2015, Houston Galleria, in which we own a 50.4% noncontrolling interest, refinanced its $821.0 million mortgage with a $1.2 billion mortgage that matures on March 1, 2025. The fixed interest rate was reduced from 5.44% to 3.55% as a result. Excess proceeds from the financing were distributed to the venture partners in February 2015.

            In February 2015, we agreed to create a joint venture with Hudson's Bay Company, or HBC. Upon formation of the joint venture, HBC will contribute 42 owned properties for an eventual pro forma 80% equity interest in the newly formed joint venture. We have committed to contribute $100.0 million to the newly formed joint venture for improvements to the properties contributed by HBC. We may contribute up to an additional $178.5 million for an eventual pro forma equity stake of 20% in the newly formed joint venture. We expect this transaction to close during the second quarter of 2015.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            On April 13, 2015, we announced we had formed a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties at our malls to the newly formed joint venture in exchange for a 50% noncontrolling interest in this joint venture. We have contributed cash in the amount of $114.0 million in exchange for a 50% noncontrolling interest in the newly formed joint venture. Sears or its affiliates are leasing back each of those properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture. We have also agreed to invest $33.0 million in common shares of Seritage Growth Properties, a REIT recently formed by Sears. Sears has informed us that they plan to transfer its interest in the newly formed joint venture to Seritage Growth Properties.

  European Investments

            At March 31, 2015, we owned 57,634,148 shares, or approximately 18.3%, of Klépierre, which had a quoted market price of $49.48 per share. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders would receive 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% to 18.3%. Our share of net income, net of amortization of our excess investment, was $6.1 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $332.5 million, $141.6 million and $72.0 million, respectively, for the three months ended March 31, 2015 and $367.3 million, $166.7 million and $52.9 million, respectively, for the three months ended March 31, 2014.

            Our joint venture with McArthurGlen has interests in five Designer Outlets, one development project as well as a property management and development company. At March 31, 2015 our legal percentage ownership interests in these entities range from 45% to 90%. The carrying amount of our investment in these joint ventures, including all related components of accumulated other comprehensive income (loss) as well as subsequent capital contributions for development, was $581.4 million and $677.1 million as of March 31, 2015 and December 31, 2014, respectively. In December 2014, Roermond Designer Outlet phases 2 and 3, in which we own a 90% interest, refinanced its $85.1 million mortgage maturing in 2017 with a $218.9 million mortgage that matures in 2021. The fixed interest rate was reduced from 5.12% to 1.86% as a result. Excess proceeds from the financing were distributed to the venture partners in January 2015.

            We also have a minority interest in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets throughout Europe and a direct minority ownership in three of those outlets. Our investment in these centers is accounted for under the cost method. At each of March 31, 2015 and December 31, 2014, the carrying value of these non-marketable investments was $115.4 million and is included in deferred costs and other assets.

            On March 19, 2015 we disposed of our interest in a joint venture which had held interests in rights to pre-development projects in Europe, for total proceeds of $19.0 million. We recognized a gain on the sale of $8.3 million, which is included in other income in the accompanying consolidated statements of operations and comprehensive income. The gain includes $0.8 million that was reclassified from accumulated other comprehensive income (loss).

  Asian Joint Ventures

            We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $230.9 million and $229.8 million as of March 31, 2015 and December 31, 2014, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $107.2 million and $104.5 million as of March 31, 2015 and December 31, 2014, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

Summary Financial Information

            A summary of our equity method investments and share of income from such investments, excluding Klépierre, follows. As discussed in Note 3, on May 28, 2014, we completed the spin-off of Washington Prime, which included ten unconsolidated properties. The net income of these ten properties is included in income from operations of discontinued joint venture interests in the accompanying summary financial information for the three months ended March 31, 2014.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
Assets:
Investment properties, at cost	$16,010,766	$16,087,282
Less — accumulated depreciation	5,525,606	5,457,899

	10,485,160	10,629,383
Cash and cash equivalents	763,917	993,178
Tenant receivables and accrued revenue, net	308,358	362,201
Investment in unconsolidated entities, at equity	—	11,386
Deferred costs and other assets	507,735	536,600

Total assets	$12,065,170	$12,532,748

Liabilities and Partners' Deficit:
Mortgages	$13,629,050	$13,272,557
Accounts payable, accrued expenses, intangibles, and deferred revenue	861,041	1,015,334
Other liabilities	440,651	493,718

Total liabilities	14,930,742	14,781,609
Preferred units	67,450	67,450
Partners' deficit	(2,933,022)	(2,316,311)

Total liabilities and partners' deficit	$12,065,170	$12,532,748

Our Share of:
Partners' deficit	$(1,064,025)	$(663,700)
Add: Excess investment	1,849,655	1,875,337

Our net investment in unconsolidated entities, at equity	$785,630	$1,211,637

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

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Minimum rent	$433,781	$424,785
Overage rent	51,180	48,797
Tenant reimbursements	194,487	192,793
Other income	53,995	112,706

Total revenue	733,443	779,081
Operating Expenses:
Property operating	130,804	161,421
Depreciation and amortization	141,659	152,148
Real estate taxes	58,574	54,791
Repairs and maintenance	20,361	19,641
Advertising and promotion	16,702	18,810
Provision for credit losses	1,853	3,108
Other	44,428	52,929

Total operating expenses	414,381	462,848

Operating Income	319,062	316,233
Interest expense	(147,020)	(151,637)
Income from Continuing Operations	172,042	164,596
Income from operations of discontinued joint venture interests	—	2,985

Net Income	$172,042	$167,581

Third-Party Investors' Share of Net Income	$89,114	$89,313

Our Share of Net Income	82,928	78,268
Amortization of Excess Investment	(24,154)	(25,598)
Our Share of Loss from Unconsolidated Discontinued Operations	—	(345)

Income from Unconsolidated Entities	$58,774	$52,325

            Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.

6. Debt

  Unsecured Debt

            At March 31, 2015, our unsecured debt consisted of $13.3 billion of senior unsecured notes, net of discounts, $1.0 billion outstanding under our $4.0 billion unsecured revolving credit facility, or Credit Facility, $240.0 million outstanding under an unsecured term loan, and $471.3 million outstanding under our global unsecured commercial paper note program, or the Commercial Paper program. The March 31, 2015 balance on the Credit Facility included $753.8 million (U.S. dollar equivalent) of Euro-denominated borrowings and $185.5 million (U.S. dollar equivalent) of Yen-denominated borrowings. At March 31, 2015 the outstanding amount under the Commercial Paper program was $471.3 million, of which $186.3 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On March 31, 2015, we had an aggregate available borrowing capacity of $5.2 billion under the Credit Facility and our $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility. The maximum aggregate outstanding balance under the two credit facilities during the three months ended March 31, 2015 was $1.5 billion and the weighted average outstanding balance was $1.1 billion. Letters of credit of $36.9 million were outstanding under the two credit facilities as of March 31, 2015.

            The Credit Facility's initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option. The base interest rate on the Credit Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.

            On March 2, 2015, we amended and extended the Supplemental Facility. The initial borrowing capacity of $2.0 billion has been increased to $2.75 billion, may be further increased to $3.5 billion during its term, will initially mature on June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option. The base interest rate on the amended Supplemental Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. Dollars, Euro, Yen, Sterling, Canadian Dollars and Australian Dollars.

            On March 2, 2015, we increased the maximum aggregate program size of our Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. We may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with our other unsecured senior indebtedness. Our Commercial Paper program is supported by our Credit Facility and Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. At March 31, 2015, we had $471.3 million outstanding under the Commercial Paper program, comprised of $285.0 million outstanding in U.S. dollar denominated notes and $186.3 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.20% and 0.08%, respectively. The borrowings mature on various dates from April 8, 2015 to July 1, 2015.

  Mortgage Debt

            Total mortgage indebtedness was $6.6 billion and $6.2 billion at March 31, 2015 and December 31, 2014, respectively.

            On January 15, 2015, as discussed in Note 9, we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed "The Mills at Jersey Gardens") and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2015, we were in compliance with all covenants of our unsecured debt.

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

            At March 31, 2015, we or our subsidiaries are the borrowers under 40 non-recourse mortgage notes secured by mortgages on 54 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Fair Value of Debt

            The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness was $19.3 billion and $19.0 billion as of March 31, 2015 and December 31, 2014, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
Fair value of fixed-rate mortgages and unsecured indebtedness	$20,932	$20,558
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	2.69%	3.02%

7. Equity

            During the three months ended March 31, 2015, five limited partners exchanged 483,154 units for an equal number of shares of common stock of Simon pursuant to our partnership agreement. This transaction increased Simon's ownership interest in us.

            On April 2, 2015, the Simon Board of Directors authorized a common stock repurchase program under which Simon may purchase up to $2.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions.

  Stock Based Compensation

            Awards under our stock based compensation plans primarily take the form of LTIP units and restricted stock grants made under our 1998 Stock Incentive Plan, as amended, or the Plan. Restricted stock and awards under the LTIP programs are all performance based and are based on various corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying consolidated statements of operations and comprehensive income.

            LTIP Programs.    Every year since 2010, the Compensation Committee of Simon's Board of Directors, or Compensation Committee, has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior executive officers. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by us, and will be considered earned if, and only to the extent to which, applicable total shareholder return, or TSR, performance measures are achieved during the performance period. Once earned, LTIP units are subject to a two year vesting period. One-half of the earned LTIP units will vest on January 1 of each of the 2nd and

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

3rd years following the end of the applicable performance period, subject to the participant maintaining employment with us through those dates and certain other conditions as described in those agreements. Awarded LTIP units not earned are forfeited. Earned and fully vested LTIP units are the equivalent of units. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per unit.

            From 2010 to 2015, Simon's Compensation Committee approved LTIP grants as shown in the table below. Grant date fair values of the LTIP units are estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized into expense over the period from the grant date to the date at which the awards, if any, would become vested. The extent to which LTIP units were earned, and the aggregate grant date fair values adjusted for estimated forfeitures, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value
2010 LTIP Program
1-year 2010 LTIP Program	133,673	1-year program — $7.2 million
2-year 2010 LTIP Program	337,006	2-year program — $14.8 million
3-year 2010 LTIP Program	489,654	3-year program — $23.0 million
2011-2013 LTIP Program	469,848	$35.0 million
2012-2014 LTIP Program	401,203	$35.0 million
2013-2015 LTIP Program	To be determined in 2016	$29.5 million
2014-2016 LTIP Program	To be determined in 2017	$30.0 million
2015-2017 LTIP Program	To be determined in 2018	$29.9 million

            We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $6.2 million and $6.8 million for the three months ended March 31, 2015 and 2014, respectively.

            Restricted Stock.    We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.1 million and $2.7 million, for the three months ended March 31, 2015 and 2014, respectively.

            Other Compensation Arrangements.    On July 6, 2011, in connection with the execution of an eight year employment agreement, the Compensation Committee granted David Simon, Simon's Chairman and CEO, a retention award in the form of 1,000,000 LTIP units, or the Award, for his continued service as Simon's Chairman and Chief Executive Officer through July 5, 2019. Effective December 31, 2013, the Award was modified, or the Current Award, and as a result the LTIP units will now become earned and eligible to vest based on the attainment of Company-based performance goals, in addition to the service-based vesting requirement included in the original Award. If the relevant performance criteria are not achieved, all or a portion of the Current Award will be forfeited. The Current Award does not contain an opportunity for Mr. Simon to receive additional LTIP Units above and beyond the original Award should Simon's performance exceed the higher end of the performance criteria. The performance criteria of the Current Award are based on the attainment of specific funds from operations, or FFO, per share. If the performance criteria have been met, a maximum of 360,000 LTIP units, or the A Units, 360,000 LTIP units, or the B Units, and 280,000 LTIP units, or the C Units, may become earned December 31, 2015, 2016 and 2017, respectively. The earned A Units will vest on January 1, 2018, earned B Units will vest on January 1, 2019 and earned C Units will vest on June 30, 2019, subject to Mr. Simon's continued employment through such applicable date. The grant date fair value of the retention award of $120.3 million is being recognized as expense over the eight-year term of his employment agreement on a straight-line basis through the applicable vesting periods of the A Units, B Units and C Units.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$5,049,115	$858,557	$(229)	$5,951,505
Limited partner units exchanged to units		7,849	(7,849)		—
LTIP units			11,828		11,828
Purchase and disposition of noncontrolling interests, net and other	(82)	(5,730)		183	(5,629)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		5,624	(5,624)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(435,777)	(73,538)	(1,372)	(511,521)
Comprehensive income, excluding $479 attributable to preferred distributions on temporary equity preferred units	834	271,384	45,972	690	318,880

March 31, 2015	$43,980	$4,892,465	$829,346	$(728)	$5,765,063

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

            In May 2010, Opry Mills sustained significant flood damage. Insurance proceeds of $50 million have been funded by the insurers and remediation work has been completed. The property was re-opened March 29, 2012. The excess insurance carriers (those providing coverage above $50 million) denied the claim under the policy for additional proceeds (of up to $150 million) to pay further amounts for restoration costs and business interruption losses. In the first quarter of 2015, summary judgment was granted in our favor, concluding that up to $150 million of additional coverage is available under our excess insurance policy for this claim. The excess insurance carriers have filed a motion asking for leave to pursue an appeal of the summary judgment ruling in our favor regarding the coverage available under our excess insurance policy. Trial for the damages portion of our claim is scheduled for July 2015 We and our lenders are continuing our efforts through pending litigation to recover our losses, including consequential damages, under the excess insurance policies for Opry Mills and we believe recovery is probable, but no assurances can be made that our efforts to recover these funds will be successful.

  Guarantees of Indebtedness

            Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2015 and December 31, 2014, we guaranteed joint venture related mortgage indebtedness of $335.3 million and $223.5 million, respectively (of which we have a right of recovery from our joint venture partners of $129.0 million and $78.7 million, respectively). Mortgages guaranteed by us are secured by the property of the

Simon Property Group, L.P. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except unit and per unit amounts
and where indicated in millions or billions)

joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

9. Real Estate Acquisitions and Dispositions

            On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust for $677.9 million of cash and the assumption of existing mortgage debt of $405.0 million. We recorded the assets and liabilities of these properties at estimated fair value at the acquisition date, the majority of which was allocated to the investment property. The purchase price allocation is preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

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

            On January 10, 2014, we acquired one of our partner's interests in a portfolio of ten properties for approximately $114.4 million, seven of which were previously consolidated.

            Unless otherwise noted, gains and losses on the above transactions are included in gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net in the accompanying consolidated statements of operations and comprehensive income. We expense acquisition, potential acquisition and disposition related costs as they are incurred. We incurred $4.4 million in transaction costs during the first three months of 2015 in connection with the acquisitions of Jersey Gardens and University Park Village, which are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. Other than these transaction costs, we incurred a minimal amount of transaction expenses during the three months ended March 31, 2015 and 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

            Simon Property Group, L.P. is a Delaware limited partnership and the majority-owned partnership subsidiary of Simon Property Group, Inc., a Delaware corporation. In this discussion, the terms "Operating Partnership", "we", "us" and "our" refer to Simon Property Group, L.P. and its subsidiaries and the term "Simon" refers specifically to Simon Property Group, Inc. (NYSE:SPG). Simon is a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. REITs will generally not be liable for federal corporate income taxes as long as they continue to distribute not less than 100% of their taxable income. According to our partnership agreement, we are required to pay all expenses of Simon.

            We own, develop and manage retail real estate properties, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2015, we owned or held an interest in 209 income-producing properties in the United States, which consisted of 110 malls, 68 Premium Outlets, 14 Mills, three community centers, and 14 other retail properties in 37 states and Puerto Rico. We have four Premium Outlets under development and have redevelopment and expansion projects, including the addition of anchors and big box tenants, underway at more than 20 properties in the U.S. and Asia. Internationally, as of March 31, 2015, we had ownership interests in nine Premium Outlets in Japan, three Premium Outlets in South Korea, two Premium Outlets in Canada, one Premium Outlet in Mexico, and one Premium Outlet in Malaysia. As of March 31, 2015, we had noncontrolling ownership interests in five outlet properties in Europe through our joint venture with McArthurGlen. Of the five properties, two are located in Italy and one each is located in Austria, the Netherlands, and the United Kingdom. Additionally, as of March 31, 2015, we owned an 18.3% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 16 countries in Europe.

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

Results Overview

            Diluted earnings per unit, increased $0.06 during the first three months of 2015 to $1.16 from $1.10 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2015 and the impact of our acquisition and expansion activity, and

  •
  decreased interest expense in 2015 as further discussed below,

  •
  partially offset by the loss of $41.5 million, or $0.11 per diluted unit, from the spin-off of Washington Prime Group Inc., or Washington Prime, and

  •
  a 2014 non-cash gain of $2.9 million, or $0.01 per diluted unit, due to the acquisition of a controlling interest, and the sale or disposal of assets and interests in unconsolidated entities.

            Core business fundamentals during the first three months of 2015 improved compared to the first three months of 2014, primarily driven by higher tenant sales and strong leasing activity. Our share of portfolio NOI grew by 2.9% for the three month period in 2015 over the prior year period. Comparable property NOI also grew 3.5% for our portfolio of U.S. Malls, Premium Outlets, and The Mills. Total sales per square foot, or psf, increased 1.6% from $612 psf at March 31, 2014 to $621 psf at March 31, 2015, for our U.S. Malls and Premium Outlets. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.5% to $47.59 psf as of March 31, 2015, from $45.53 psf as of March 31, 2014. Releasing spreads remained positive in our U.S. Malls and Premium Outlets as we were able to lease available square feet at higher rents than the expiring rental rates on the same space, resulting in a releasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $11.19 psf ($70.54 openings compared to $59.35 closings) as of March 31, 2015, representing an 18.9% increase over expiring payments. Ending occupancy for our U.S. Malls and Premium Outlets was 95.8% as of March 31, 2015, as compared to 96.4% as of March 31, 2014, a decrease of 60 basis points, as a result of recently announced tenant bankruptcy activity.

            Our effective overall borrowing rate at March 31, 2015 on our consolidated indebtedness decreased 35 basis points to 4.31% as compared to 4.66% at March 31, 2014. This reduction was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 19 basis points (4.71% at March 31, 2015 as compared to 4.90% at March 31, 2014) combined with a decrease in the effective overall borrowing rate on variable rate debt of 19 basis points (1.06% at March 31, 2015 as compared to 1.25% at March 31, 2014). At March 31, 2015, the weighted average years to maturity of our consolidated indebtedness was 5.9 years as compared to 6.2 years at December 31, 2014. Our financing activities for the three months ended March 31, 2015, included:

  •
  Acquiring two properties — Jersey Gardens in Elizabeth, New Jersey (renamed "The Mills at Jersey Gardens") and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively, which mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  •
  Borrowing $100.0 million, net on our $4.0 billion unsecured revolving credit facility, or Credit Facility.

  •
  Increasing our Euro denominated borrowings to $753.8 million (U.S. dollar equivalent) on the Euro tranche of the Credit Facility.

  •
  Increasing our borrowings under our global unsecured commercial paper note program, or the Commercial Paper program, to $471.3 million, of which $186.3 million was related to U.S. dollar equivalent of Euro-denominated notes.

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

	March 31, 2015	March 31, 2014	%/Basis Points Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.1%	96.8%	–70 bps
Unconsolidated	94.9%	95.3%	–40 bps
Total Portfolio	95.8%	96.4%	–60 bps
Average Base Minimum Rent per Square Foot
Consolidated	$45.87	$43.84	4.6%
Unconsolidated	$52.64	$50.51	4.2%
Total Portfolio	$47.59	$45.53	4.5%
Total Sales per Square Foot
Consolidated	$607	$597	1.8%
Unconsolidated	$670	$666	0.6%
Total Portfolio	$621	$612	1.6%
The Mills:
Ending Occupancy	98.0%	97.7%	+30 bps
Average Base Minimum Rent per Square Foot	$26.18	$24.51	6.8%
Total Sales per Square Foot	$570	$530	7.5%

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

  Current Leasing Activities

            During the three months ended March 31, 2015, we signed 192 new leases and 308 renewal leases (excluding mall anchors and majors, new development, redevelopment, expansion, downsizing and relocation) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 1.6 million square feet of which 1.1 million square feet related to consolidated properties. During the comparable period in 2014, we signed 201 new leases and 375 renewal leases with a fixed minimum rent, comprising approximately 1.8 million square feet of which 1.3 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $57.66 per square foot in 2015 and $60.56 per square foot in 2014 with an average tenant allowance on new leases of $50.97 per square foot and $41.95 per square foot, respectively.

  International Property Data

            The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31, 2015	March, 31 2014	%/Basis Points Change
Ending Occupancy	99.2%	99.3%	–10 bps
Total Sales per Square Foot	¥96,311	¥92,198	4.46%
Average Base Minimum Rent per Square Foot	¥4,938	¥4,883	1.13%

Results of Operations

            In addition to the activity discussed above in the "Results Overview" section, the following acquisitions, openings, and dispositions of consolidated properties affected our consolidated results from continuing operations in the comparative periods:

  •
  On January 15, 2015, we acquired a 100% interest in Jersey Gardens (renamed The Mills at Jersey Gardens) in Elizabeth, New Jersey and University Park Village in Fort Worth, Texas, properties previously owned by Glimcher Realty Trust.

  •
  On January 30, 2014, we acquired the remaining 50% interest in the previously unconsolidated Arizona Mills from our joint venture partner.

  •
  On January 10, 2014, we acquired one of our partner's interests in a portfolio of ten properties, seven of which we had previously consolidated.

  •
  During 2014, we disposed of three retail properties.

            In addition to the activities discussed above and in "Results Overview," the following acquisitions, dispositions and openings of joint venture properties affected our income from unconsolidated entities in the comparative periods:

  •
  On October 30, 2014, we and our partner, Calloway Real Estate Investment Trust, opened Premium Outlets Montreal in Canada, a 365,000 square foot outlet center serving the Greater Montreal area. We have a 50% noncontrolling interest in this new center.

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

            For the purposes of the following comparison between the three months ended March 31, 2015 and 2014, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, "comparable" refers to properties we owned and operated in both of the periods under comparison.

Three months ended March 31, 2015 vs. Three months ended March 31, 2014

            Minimum rents increased $31.2 million during 2015, of which the property transactions accounted for $11.3 million of the increase. Comparable rents increased $19.9 million, or 2.9%, primarily attributable to an increase in base minimum rents.

            Tenant reimbursements increased $14.7 million, due to a $6.9 million increase attributable to the property transactions and a $7.8 million, or 2.6%, increase in the comparable properties primarily due to annual fixed contractual increases related to common area maintenance and real estate tax recoveries.

            Total other income increased $1.6 million, principally as a result of the following:

  •
  an $8.3 million gain on the sale of our interests in certain pre-development projects in Europe,

  •
  a $5.4 million increase attributable to dividend income, and

  •
  $1.5 million of net other activity,

  •
  partially offset by a $7.1 million decrease in lease settlement income, and

  •
  a $6.5 million decrease in land sale activity.

            Real estate taxes increased $12.6 million, of which the property transactions accounted for $3.3 million, with the remaining increase primarily caused by higher tax estimates in 2015.

            Other expenses decreased $0.3 million primarily due to the favorable net foreign currency revaluation impact on foreign currency denominated assets and liabilities, substantially offset by an increase in legal and professional fees and costs associated with our first quarter acquisition activity in 2015.

            Interest expense decreased $22.1 million primarily due to the net impact of our financing activities during 2014 and 2015 and the reduction in our effective overall borrowing rate as previously discussed.

            Income from unconsolidated entities increased $7.8 million primarily due to favorable results of operations and financing activity of joint venture properties partially offset by the unfavorable impact of foreign currency rate movements on international operations.

            During 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property of $2.7 million.

            Discontinued operations decreased $41.5 million due to 2014 including three months ownership of the Washington Prime properties, whereas 2015 did not include any ownership of those properties.

Liquidity and Capital Resources

            Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt currently comprises only 11.0% of our total consolidated debt at March 31, 2015. We also enter into interest rate protection agreements to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.1 billion during the three months ended March 31, 2015. In addition, the Credit Facility, the $2.75 billion supplemental unsecured revolving credit facility, or Supplemental Facility, and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these credit facilities may be increased as discussed further below.

            Our balance of cash and cash equivalents from continuing operations increased $221.5 million during the first three months of 2015 to $833.7 million as of March 31, 2015 as further discussed in "Cash Flows" below.

            On March 31, 2015, we had an aggregate available borrowing capacity of $5.2 billion under the Credit Facility and Supplemental Facility, net of outstanding borrowings of $1.0 billion and letters of credit of $36.9 million. For the three months ended March 31, 2015, the maximum aggregate amount outstanding under the two credit facilities was $1.5 billion and the weighted average amount outstanding was $1.1 billion. The weighted average interest rate was 0.83% for the three months ended March 31, 2015. Further, on October 6, 2014, we entered into a global Commercial Paper program and on March 2, 2015, increased the maximum aggregate program size from $500.0 million to $1.0 billion as further discussed below.

            We have historically had access to private and public long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level. Simon also has historically had access to public equity markets.

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

Cash Flows

            Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2015 totaled $1.1 billion. In addition, we had net proceeds from our debt financing and repayment activities of $570.9 million in 2015. These activities are further discussed below under "Financing and Debt." During the first three months of 2015, we also:

  •
  funded the acquisition of two properties for $682 million,

  •
  paid unitholder distributions totaling $509.3 million and preferred unit distributions totaling $1.3 million,

  •
  funded consolidated capital expenditures of $229.2 million (includes development and other costs of $38.5 million, redevelopment and expansion costs of $156.6 million, and tenant costs and other operational capital expenditures of $34.1 million), and

  •
  funded investments in unconsolidated entities of $23.4 million.

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

Financing and Debt

  Unsecured Debt

            At March 31, 2015, our unsecured debt consisted of $13.3 billion of senior unsecured notes, net of discounts, $1.0 billion outstanding under the Credit Facility, $240.0 million outstanding under an unsecured term loan, and $471.3 million outstanding under the Commercial Paper program. The March 31, 2015 balance on the Credit Facility included $753.8 million (U.S. dollar equivalent) of Euro-denominated borrowings and $185.5 million (U.S. dollar equivalent) of Yen-denominated borrowings. At March 31, 2015 the outstanding amount under the Commercial Paper program was $471.3 million, of which $186.3 million was related to U.S. dollar equivalent of Euro-denominated notes. Foreign currency denominated borrowings under both the Credit Facility and Commercial Paper program are designated as net investment hedges of a portion of our international investments.

            On March 31, 2015, we had an aggregate available borrowing capacity of $5.2 billion under the Credit Facility and Supplemental Facility. The maximum outstanding balance of the credit facilities during the three months ended March 31, 2015 was $1.5 billion and the weighted average outstanding balance was $1.1 billion. Letters of credit of $36.9 million were outstanding under the two credit facilities as of March 31, 2015.

            The Credit Facility's initial borrowing capacity of $4.0 billion may be increased to $5.0 billion during its term and provides for borrowings denominated in U.S. Dollars, Euros, Yen, Sterling, Canadian Dollars and Australian Dollars. Borrowings in currencies other than the U.S. Dollar are limited to 75% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2018 and can be extended for an additional year to June 30, 2019 at our sole option. The base interest rate on the Credit Facility is LIBOR plus 80 basis points with an additional facility fee of 10 basis points.

            On March 2, 2015, we amended and extended the Supplemental Facility. The initial borrowing capacity of $2.0 billion has been increased to $2.75 billion, may be further increased to $3.5 billion during its term, will initially mature on June 30, 2019 and can be extended for an additional year to June 30, 2020 at our sole option. The base interest rate on the amended Supplemental Facility was reduced to LIBOR plus 80 basis points and the additional facility fee was reduced to 10 basis points. The Supplemental Facility provides for borrowings denominated in U.S. Dollars, Euro, Yen, Sterling, Canadian Dollars and Australian Dollars.

            On March 2, 2015, we increased the maximum aggregate program size of our Commercial Paper program from $500.0 million to $1.0 billion, or the non-U.S. dollar equivalent thereof. We may issue unsecured commercial paper notes, denominated in U.S. dollars, Euros and other currencies. Notes issued in non-U.S. currencies may be issued by one or more of our subsidiaries and are guaranteed by us. Notes will be sold under customary terms in the U.S and Euro commercial paper note markets and will rank (either by themselves or as a result of the guarantee described above) pari passu with our other unsecured senior indebtedness. Our Commercial Paper program is supported by our Credit Facility and Supplemental Facility and if necessary or appropriate, we may make one or more draws under either the Credit Facility or Supplemental Facility to pay amounts outstanding from time to time on the Commercial Paper program. At March 31, 2015, we had $471.3 million outstanding under the Commercial Paper program, comprised of $285.0 million outstanding in U.S. dollar denominated notes and $186.3 million (U.S. dollar equivalent) of Euro denominated notes with weighted average interest rates of 0.20% and 0.08%, respectively. The borrowings mature on various dates from April 8, 2015 to July 1, 2015.

  Mortgage Debt

            Total mortgage indebtedness was $6.6 billion and $6.2 billion at March 31, 2015 and December 31, 2014, respectively.

            On January 15, 2015 we acquired two properties — Jersey Gardens in Elizabeth, New Jersey (renamed "The Mills at Jersey Gardens") and University Park Village in Fort Worth, Texas, subject to existing fixed-rate mortgage loans of $350.0 million and $55.0 million, respectively. The loans mature on November 1, 2020 and May 1, 2028 and bear interest at 3.83% and 3.85%, respectively.

  Covenants

            Our unsecured debt agreements contain financial and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender including adjustments to the applicable interest rate. As of March 31, 2015, we were in compliance with all covenants of our unsecured debt.

            At March 31, 2015, we or our subsidiaries are the borrowers under 40 non-recourse mortgage notes secured by mortgages on 54 properties, including five separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of 21 properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties which serve as collateral for that debt. If the borrower fails to comply with these covenants, the lender could accelerate the debt and enforce its right against their collateral. At March 31, 2015, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually, or giving effect to applicable cross-default provisions in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

  Summary of Financing

            Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2015 and December 31, 2014, consisted of the following (dollars in thousands):

Debt Subject to	Adjusted Balance as of March 31, 2015	Effective Weighted Average Interest Rate	Adjusted Balance as of December 31, 2014	Effective Weighted Average Interest Rate
Fixed Rate	$19,313,468	4.71%	$19,015,271	4.72%
Variable Rate	2,380,587	1.06%	1,837,722	1.16%

	$21,694,055	4.31%	$20,852,993	4.41%

  Contractual Obligations

            There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in our 2014 Annual Report on Form 10-K.

            In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2015, for the remainder of 2015 and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities including applicable exercise of available extension options:

	2015	2016 - 2017	2018 - 2019	After 2019	Total
Long Term Debt (1)	$1,221,080	$5,931,037	$4,433,439	$10,085,838	$21,671,394
Interest Payments (2)	698,179	1,466,552	1,006,193	2,488,992	5,659,916

(1)
Represents principal maturities only and therefore, excludes net premiums of $22,661.

(2)
Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2015.

  Off-Balance Sheet Arrangements

            Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 5 of the condensed notes to consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2015, we guaranteed joint venture related mortgage indebtedness of $335.3 million (of which we have a right of recovery from our joint venture partners of $129.0 million). Mortgages guaranteed by us are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

            On January 10, 2014, we acquired one of our partner's interests in a portfolio of ten properties for approximately $114.4 million, seven of which were previously consolidated.

            Dispositions.    We continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

            During the first three months of 2015, we did not dispose of any interests in our properties.

Joint Venture Formation Activity

            In February 2015, we agreed to create a joint venture with Hudson's Bay Company, or HBC. Upon formation of the joint venture, HBC will contribute 42 owned properties for an eventual pro forma 80% equity interest in the newly formed joint venture. We have committed to contribute $100.0 million to the newly formed joint venture for improvements to the properties contributed by HBC. We may contribute up to an additional $178.5 million for an eventual pro forma equity stake of 20% in the newly formed joint venture. We expect this transaction to close during the second quarter of 2015.

            On April 13, 2015, we announced we had formed a joint venture with Sears Holdings, or Sears, whereby Sears contributed 10 of its properties at our malls to the newly formed joint venture in exchange for a 50% noncontrolling interest in this joint venture. We have contributed cash in the amount of $114.0 million in exchange for a 50% noncontrolling interest in the newly formed joint venture. Sears or its affiliates are leasing back each of those properties from the joint venture. The joint venture has the right to recapture not less than 50% of the space leased to Sears to be used for purposes of redeveloping and releasing the recaptured space. We will provide development, leasing and management services to the joint venture. We have also agreed to invest $33.0 million in common shares of Seritage Growth Properties, a REIT recently formed by Sears. Sears has informed us that they plan to transfer its interest in the newly formed joint venture to Seritage Growth Properties.

Development Activity

            New Domestic Developments, Redevelopments and Expansions.    Construction continues on three new Premium Outlets opening in 2015:

  •
  Gloucester Premium Outlets, a 375,000 square foot project located in Gloucester, New Jersey, which is scheduled to open in August 2015. We own a 50% noncontrolling interest in this project. Our estimated share of the cost of this project is $61.4 million.

  •
  Tucson Premium Outlets, a 366,000 square foot project, which is scheduled to open in September 2015. We own a 100% interest in this project. The estimated cost of this project is $95.0 million.

  •
  Tampa Premium Outlets, a 441,000 square foot project, which is scheduled to open in October 2015. We own a 100% interest in this project. The estimated cost of this project is $129.2 million.

            During the fourth quarter of 2014, we announced plans to develop The Shops at Clearfork, a new 500,000 square foot project located in Fort Worth, Texas, which is scheduled to open in February 2017. Construction is expected to begin in May 2015. We own a 45% noncontrolling interest in this project.

            On April 23, 2015, we announced a three-way partnership with Swire Properties Inc. and Whitman Family Development to jointly develop the 500,000-square-foot shopping center component of Brickell City Centre, a mixed-use development in downtown Miami. We own a 25% interest in the retail component of this project which is scheduled to open in the fall of 2016. Our share of the estimated cost of this project is approximately $100 million.

            We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors and big box tenants, are underway at more than 20 properties in the U.S.

            Our share of the costs of all development and redevelopment projects currently under construction is approximately $2.1 billion. We expect to fund these capital projects with cash flows from operations. Our estimated stabilized return on invested capital typically ranges between 8-12% for all of our new development, expansion and redevelopment projects.

            International Development Activity.    We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Won, and other foreign currencies is not material. We expect our share of international development costs for 2015 will be approximately $114 million, primarily funded through reinvested joint venture cash flow and construction loans.

            The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2015 (in millions):

Property	Location	Gross Leasable Area (sqft)	Our Ownership Percentage	Our Share of Projected Net Cost (in Local Currency)	Our Share of Projected Net Cost (in USD)	Projected Opening Date
New Development Projects:
Vancouver Designer Outlets	Vancouver (British Columbia), Canada	242,000	45%	CAD 68.7	$54.3	Summer - 2015
Expansions:
Yeoju Premium Outlets Phase 2	Gyeonggi Province, South Korea	265,400	50%	KRW 79,361	$71.8	Opened Feb. - 2015
Shisui Premium Outlets Phase 2	Shisui (Chiba), Japan	136,000	40%	JPY 2,895	$24.1	Opened Apr - 2015

Distributions and Stock Repurchase Program

            We paid a distribution of $1.40 per unit in the first quarter of 2015. In April, Simon's Board of Directors declared a quarterly common stock dividend for the second quarter of 2015 of $1.50 per share. The distribution rate on our units is equal to the dividend rate on Simon's common stock. We must pay a minimum amount of distributions to maintain Simon's status as a REIT. Our future distributions will be determined by Simon's Board of Directors based on actual results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, and the amount required to maintain Simon's status as a REIT.

            On April 2, 2015, Simon's Board of Directors authorized a common stock repurchase program under which Simon may purchase up to $2.0 billion of its common stock over the next twenty-four months as market conditions warrant. Simon may repurchase the shares in the open market or in privately negotiated transactions.

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

            The following schedule reconciles total FFO to consolidated net income.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Funds from Operations	$830,731	$865,333

Change in FFO from prior period	–4.0%	16.6%

Consolidated Net Income	$425,508	$401,103
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	284,227	322,604
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	123,884	147,256
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(2,897)
Net income attributable to noncontrolling interest holders in properties	(690)	(523)
Noncontrolling interests portion of depreciation and amortization	(885)	(897)
Preferred unit requirements	(1,313)	(1,313)

Funds from Operations (A)	$830,731	$865,333

(A)
Includes FFO related to the Washington Prime properties, net of transaction expenses, of $88.4 million for the three months ended March 31, 2014.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$425,508	$401,103
Discontinued operations	—	(41,502)
Income and other taxes	6,362	6,863
Interest expense	232,173	254,234
Income from unconsolidated entities	(64,872)	(57,078)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(2,655)

Operating Income	599,171	560,965
Depreciation and amortization	288,106	280,493

NOI of consolidated properties	$887,277	$841,458

Reconciliation of NOI of unconsolidated entities:
Net Income	$172,042	$167,581
Interest expense	147,020	151,637
Income from operations of discontinued joint venture interests	—	(2,985)

Operating Income	319,062	316,233
Depreciation and amortization	141,659	152,148

NOI of unconsolidated entities	$460,721	$468,381

Total consolidated and unconsolidated NOI from continuing operations	$1,347,998	$1,309,839

Change in total NOI from continuing operations from prior period	2.9%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	100,875
NOI of discontinued unconsolidated properties	—	10,476

Total NOI of our portfolio	$1,347,998	$1,421,190

Add: Our share of NOI from Klépierre	43,297	66,876
Less: Joint venture partners' share of NOI from continuing operations	241,323	240,223
Less: Joint venture partners' share of NOI from discontinued operations	—	7,858

Our share of NOI	$1,149,972	$1,239,985

Total NOI of our portfolio	$1,347,998	$1,421,190
NOI from non comparable properties (1)	201,890	313,382

Total NOI of comparable properties (2)	$1,146,108	$1,107,808

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	3.5%

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

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

            Sensitivity Analysis.    We disclosed a qualitative and quantitative analysis regarding market risk in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2014.

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

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

            Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A: Risk Factors in Part I of our 2014 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3.    Defaults Upon Senior Securities

            Not applicable.

Item 4.    Mine Safety Disclosures

            Not applicable.

Item 5.    Other Information

            During the quarter covered by this report, the Audit Committee of Simon's Board of Directors approved certain audit, audit-related, and non-audit tax compliance and tax consulting services to be provided by Ernst & Young LLP, our independent registered public accounting firm. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.    Exhibits

Exhibit Number	Exhibit Descriptions
10.1	Amended and Restated $2,750,000,000 Credit Agreement dated as of March 2, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed March 3, 2015).
10.2
Notice of Increase of Maximum Amount under Global Dealer Agreement dated as of February 27, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed March 3, 2015).
10.3*	Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.'s Form 10-Q filed May 7, 2015).
10.4*	Certificate of Designation of Series 2015 LTIP Units of Simon Property Group, L.P.
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 7, 2015