Form 10-Q/A
period 2015-03-31
SIMON PROPERTY GROUP L P /DE/
filed 2016-01-13
CIK 1022344

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

            We are filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as originally filed with the Securities and Exchange Commission on May 7, 2015 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," (iii) Item 4 of Part I, "Controls and Procedures," and (iv) Item 6 of Part II, "Exhibits", and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. We are amending and restating these items to reflect the recognition of the non-cash gain described in the following paragraph. No other sections were affected, but for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendment and restatement described below.

            During the preparation of our financial statements for the year ended December 31, 2015, our year end reporting procedures and controls identified that a non-cash gain of $206.9 million, solely related to our equity method investment in Klépierre SA, or Klépierre, and Klépierre's acquisition of Corio N.V., or Corio, in January, 2015 should have been recorded in the first quarter of 2015. Klépierre issued 114 million additional shares of its common stock in connection with its acquisition of Corio which effectively reduced our percentage ownership interest in Klépierre common shares from 28.9% to 18.3% during the quarterly period ending March 2015. As a result of Klépierre's issuance of additional shares and the reduction in our ownership interest, we are required to recognize a gain (or loss) based on the difference in Klépierre's issue price per share as compared to our carrying value per Klépierre share. This non-cash gain is recognized in our net income in the period the change of our ownership interest occurred. We sold no shares of Klépierre in 2015 in connection with Klépierre's Corio acquisition or otherwise.

            The unaudited consolidated balance sheet and unaudited consolidated statement of operations and comprehensive income for the quarter ended March 31, 2015 included in this Form 10-Q/A have been amended and restated to include the effects of the $206.9 million non-cash gain. This adjustment does not affect previously reported cash flows generated from operating activities or our non-GAAP measures (Funds from Operations, NOI and comparable property NOI) disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and does not affect the Ratio of Earnings to Fixed Charges for the applicable periods. We have made necessary conforming changes in "MD&A" resulting from this adjustment.

 Simon Property Group, L.P. and Subsidiaries

Form 10-Q/A

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	March 31, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$32,537,403	$31,318,532
Less — accumulated depreciation	9,146,094	8,950,747

	23,391,309	22,367,785
Cash and cash equivalents	833,732	612,282
Tenant receivables and accrued revenue, net	523,734	580,197
Investment in unconsolidated entities, at equity	2,158,205	2,378,800
Investment in Klepierre, at equity	1,723,676	1,786,477
Deferred costs and other assets	1,851,798	1,806,789

Total assets	$30,482,454	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$21,694,055	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,122,444	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,372,575	1,167,163
Other liabilities	295,853	275,451

Total liabilities	24,484,927	23,555,288

Commitments and contingencies
Preferred units, at liquidation value	25,537	25,537
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,980	44,062
General Partner, 311,268,775 and 310,787,910 units outstanding, respectively	5,069,399	5,049,115
Limited Partners, 52,764,731 and 52,846,682 units outstanding, respectively	859,339	858,557

Total partners' equity	5,972,718	5,951,734
Noncontrolling nonredeemable deficit interests in properties, net	(728)	(229)

Total equity	5,971,990	5,951,505

Total liabilities and equity	$30,482,454	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended March 31,
	2015	2014
REVENUE:
Minimum rent	$753,445	$722,283
Overage rent	38,957	31,674
Tenant reimbursements	340,170	325,471
Management fees and other revenues	35,078	30,607
Other income	48,585	46,987

Total revenue	1,216,235	1,157,022

EXPENSES:
Property operating	99,757	94,947
Depreciation and amortization	288,106	280,493
Real estate taxes	106,888	94,305
Repairs and maintenance	29,734	29,766
Advertising and promotion	18,756	22,619
Provision for credit losses	3,847	4,423
Home and regional office costs	35,903	35,288
General and administrative	14,999	14,855
Other	19,074	19,361

Total operating expenses	617,064	596,057

OPERATING INCOME	599,171	560,965
Interest expense	(232,173)	(254,234)
Income and other taxes	(6,362)	(6,863)
Income from unconsolidated entities	64,872	57,078
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	206,927	2,655

Consolidated income from continuing operations	632,435	359,601
Discontinued operations and gain on disposal	—	41,502

CONSOLIDATED NET INCOME	632,435	401,103
Net income attributable to noncontrolling interests	690	523
Preferred unit requirements	1,313	1,313

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$630,432	$399,267

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$539,134	341,648
Limited Partners	91,298	57,619

Net income attributable to unitholders	$630,432	$399,267

BASIC AND DILUTED EARNINGS PER UNIT
Income from continuing operations	$1.73	$0.99
Discontinued operations	—	0.11

Net income attributable to unitholders	$1.73	$1.10

Consolidated net income	$632,435	$401,103
Unrealized gain (loss) on derivative hedge agreements	10,099	(7,533)
Net loss reclassified from accumulated other comprehensive income into earnings	2,627	2,697
Currency translation adjustments	(124,512)	13,733
Changes in available-for-sale securities and other	5,637	479

Comprehensive income	526,286	410,479
Comprehensive income attributable to noncontrolling interests	690	523

Comprehensive income attributable to unitholders	$525,596	$409,956

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$632,435	$401,103
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	302,667	330,562
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(206,927)	(2,897)
Straight-line rent	(12,827)	(11,779)
Equity in income of unconsolidated entities	(64,872)	(57,423)
Distributions of income from unconsolidated entities	55,253	51,636
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	69,486	63,058
Deferred costs and other assets	(38,656)	(12,005)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(61,762)	(100,804)

Net cash provided by operating activities	674,797	661,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(682,405)	(85,459)
Funding of loans to related parties	—	(13,367)
Capital expenditures, net	(229,228)	(207,655)
Cash from acquisitions and cash impact from the consolidation and deconsolidation of properties	—	5,402
Investments in unconsolidated entities	(23,429)	(45,861)
Purchase of marketable and non-marketable securities	(10,741)	(5,211)
Distributions of capital from unconsolidated entities and other	435,034	124,676

Net cash used in investing activities	(510,769)	(227,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	(499)	(82)
Purchase of noncontrolling interest in consolidated properties	—	(89,818)
Distributions to noncontrolling interest holders in properties	(2,535)	(12,751)
Contributions from noncontrolling interest holders in properties	196	—
Partnership distributions	(510,628)	(455,281)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,966,685	1,810,496
Mortgage and unsecured indebtedness principal payments	(1,395,797)	(2,390,035)

Net cash provided by (used in) financing activities	57,422	(1,137,471)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	221,450	(703,495)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$833,732	$1,013,368

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

3. Significant Accounting Policies

  Restatement of Financial Statements

            Our unaudited consolidated financial statements for the quarter ended March 31, 2015 have been restated to record the affect of a non-cash gain of $206.9 million, solely related to our equity method investment in Klépierre SA, or Klépierre, and its acquisition of Corio N.V., or Corio, in January, 2015 which should have been recorded in the first quarter of 2015. Klépierre issued 114 million additional shares of its common stock in connection with Klépierre's acquisition of Corio which effectively reduced our percentage ownership interest in Klépierre common shares from 28.9% to 18.3% during the quarterly period ending March 2015. As a result of Klépierre's issuance of additional shares and the reduction in our ownership interest, we were required to recognize a gain (or loss) based on the difference in Klépierre's issue price per share as compared to our carrying value per Klépierre share. This non-cash gain is recognized in our net income in the period the change of our ownership interest occurred. We sold no shares of Klépierre in 2015 in connection with Klépierre's Corio acquisition or otherwise.

            The following table summarizes the effects of our restatement resulting from the adjustment.

	As of and for the Three Months Ended March 31, 2015
	Previously Reported	Adjustment	Restated
	(amounts in thousands, except per unit data)
Consolidated Statements of Operations and Comprehensive Income:
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	$—	$206,927	$206,927
Consolidated net income	$425,508	$206,927	$632,435
Basic and diluted earnings per unit attributable to unitholders	$1.16	$0.57	$1.73
Consolidated Balance Sheets:
Investment in Klépierre, at equity	$1,516,749	$206,927	$1,723,676
Total partners' equity	$5,765,791	$206,927	$5,972,718

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

            In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for us beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact adopting the new accounting standard will have on our consolidated financial statements.

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

	For the Three Months Ended March 31,
	2015	2014
Net Income attributable to Unitholders — Basic and Diluted	$630,432	$399,267

Weighted Average Units Outstanding — Basic and Diluted	363,784,004	363,008,959

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

  European Investments

            At March 31, 2015, we owned 57,634,148 shares, or approximately 18.3%, of Klépierre, which had a quoted market price of $49.48 per share. On July 29, 2014 Klépierre announced that it had entered into a conditional agreement to acquire Corio N.V., or Corio, pursuant to which Corio shareholders would receive 1.14 Klépierre ordinary shares for each Corio ordinary share. On January 15, 2015 the tender offer transaction closed and the merger was completed on March 31, 2015, reducing our ownership from 28.9% to 18.3% resulting in a non-cash gain of $206.9 million as further discussed in Note 3. Our share of net income, net of amortization of our excess investment, was $6.1 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre's results to GAAP, Klépierre's total revenues, operating income and consolidated net income were approximately $332.5 million, $141.6 million and $72.0 million, respectively, for the three months ended March 31, 2015 and $367.3 million, $166.7 million and $52.9 million, respectively, for the three months ended March 31, 2014.

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$5,049,115	$858,557	$(229)	$5,951,505
Limited partner units exchanged to units		7,849	(7,849)		—
LTIP units			11,828		11,828
Purchase and disposition of noncontrolling interests, net and other	(82)	(5,730)		183	(5,629)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		5,598	(5,598)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(435,777)	(73,538)	(1,372)	(511,521)
Comprehensive income, excluding $479 attributable to preferred distributions on temporary equity preferred units	834	448,344	75,939	690	525,807

March 31, 2015	$43,980	$5,069,399	$859,339	$(728)	$5,971,990

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

Results Overview

            Diluted earnings per unit, increased $0.63 during the first three months of 2015 to $1.73 from $1.10 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

  •
  improved operating performance and core business fundamentals in 2015 and the impact of our acquisition and expansion activity, and

  •
  decreased interest expense in 2015 as further discussed below, and

  •
  a non-cash gain on Klépierre's acquisition of Corio N.V., or Corio, of $206.9 million, or $0.57 per diluted unit,

  •
  partially offset by the loss of $41.5 million, or $0.11 per diluted unit, from the spin-off of Washington Prime Group Inc., or Washington Prime, and

  •
  a 2014 non-cash gain of $2.9 million, or $0.01 per diluted unit, due to the acquisition of a controlling interest, and the sale or disposal of assets and interests in unconsolidated entities.

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

            During 2015, we recorded a non-cash gain on Klépierre's acquisition of Corio of $206.9 million as discussed in Note 3 of the accompanying Condensed Notes to Consolidated Financial Statements. During 2014, we acquired the remaining 50% interest in Arizona Mills from our joint venture partner. The property was previously accounted for under the equity method and we recognized a non-cash gain upon consolidation of this property of $2.7 million.

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

            The following schedule reconciles total FFO to consolidated net income.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Funds from Operations	$830,731	$865,333

Change in FFO from prior period	–4.0%	16.6%

Consolidated Net Income	$632,435	$401,103
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	284,227	322,604
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	123,884	147,256
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(206,927)	(2,897)
Net income attributable to noncontrolling interest holders in properties	(690)	(523)
Noncontrolling interests portion of depreciation and amortization	(885)	(897)
Preferred unit requirements	(1,313)	(1,313)

Funds from Operations (A)	$830,731	$865,333

(A)
Includes FFO related to the Washington Prime properties, net of transaction expenses, of $88.4 million for the three months ended March 31, 2014.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$632,435	$401,103
Discontinued operations	—	(41,502)
Income and other taxes	6,362	6,863
Interest expense	232,173	254,234
Income from unconsolidated entities	(64,872)	(57,078)
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(206,927)	(2,655)

Operating Income	599,171	560,965
Depreciation and amortization	288,106	280,493

NOI of consolidated properties	$887,277	$841,458

Reconciliation of NOI of unconsolidated entities:
Net Income	$172,042	$167,581
Interest expense	147,020	151,637
Income from operations of discontinued joint venture interests	—	(2,985)

Operating Income	319,062	316,233
Depreciation and amortization	141,659	152,148

NOI of unconsolidated entities	$460,721	$468,381

Total consolidated and unconsolidated NOI from continuing operations	$1,347,998	$1,309,839

Change in total NOI from continuing operations from prior period	2.9%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	100,875
NOI of discontinued unconsolidated properties	—	10,476

Total NOI of our portfolio	$1,347,998	$1,421,190

Add: Our share of NOI from Klépierre	43,297	66,876
Less: Joint venture partners' share of NOI from continuing operations	241,323	240,223
Less: Joint venture partners' share of NOI from discontinued operations	—	7,858

Our share of NOI	$1,149,972	$1,239,985

Total NOI of our portfolio	$1,347,998	$1,421,190
NOI from non comparable properties (1)	201,890	313,382

Total NOI of comparable properties (2)	$1,146,108	$1,107,808

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	3.5%

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            Original Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to Simon's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

            Simon's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

            Consideration of Restatement.    In light of the amendment and restatement discussed in Note 3 of the condensed notes to the unaudited interim consolidated financial statements, resulting from the non-cash error identified as part of our year end reporting procedures and controls, our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, including whether the non-cash error was the result of a material weakness in our internal control over financial reporting. As part of this assessment, among other matters, we reconsidered whether our existing controls around the accounting for capital transactions at our equity method investees are expected to provide us with a reasonable level of assurance in meeting their stated objective. In this assessment, we considered both the controls that were in place during our interim periods and the controls that were in place in connection with our year end reporting procedures. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the controls that functioned as part of our year end reporting procedures were sufficient to provide us with a reasonable level of assurance of their effectiveness, and that had such controls functioned on an interim basis — as they now have been implemented as of December 31, 2015 — they would have been sufficient to detect the non-cash error in our unaudited interim consolidated financial statements as of March 31, 2015.

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

Date: January 13, 2016