Form 10-Q/A
period 2015-09-30
SIMON PROPERTY GROUP L P /DE/
filed 2016-01-13
CIK 1022344

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

EXPLANATORY NOTE

            We are filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 as originally filed with the Securities and Exchange Commission on November 4, 2015 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," (iii) Item 4 of Part I, "Controls and Procedures," and (iv) Item 6 of Part II, "Exhibits", and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. We are amending and restating these items to reflect the recognition of the non-cash gain described in the following paragraph. No other sections were affected, but for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendment and restatement described below.

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

            The unaudited consolidated balance sheet and unaudited consolidated statement of operations and comprehensive income for the quarter ended September 30, 2015 included in this Form 10-Q/A have been amended and restated to include the effects of the $206.9 million non-cash gain. This adjustment does not affect previously reported cash flows generated from operating activities or our non-GAAP measures (Funds from Operations, NOI and comparable property NOI) disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and does not affect the Ratio of Earnings to Fixed Charges for the applicable periods. We have made necessary conforming changes in "MD&A" resulting from this adjustment.

Simon Property Group, L.P. and Subsidiaries
Form 10-Q/A

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Balance Sheets
(Dollars in thousands, except unit amounts)

	September 30, 2015	December 31, 2014
ASSETS:
Investment properties at cost	$33,208,645	$31,318,532
Less — accumulated depreciation	9,664,911	8,950,747

	23,543,734	22,367,785
Cash and cash equivalents	856,861	612,282
Tenant receivables and accrued revenue, net	564,344	580,197
Investment in unconsolidated entities, at equity	2,480,603	2,378,800
Investment in Klepierre, at equity	2,008,514	1,786,477
Deferred costs and other assets	1,394,174	1,806,789

Total assets	$30,848,230	$29,532,330

LIABILITIES:
Mortgages and unsecured indebtedness	$22,629,054	$20,852,993
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,307,707	1,259,681
Cash distributions and losses in partnerships and joint ventures, at equity	1,364,943	1,167,163
Other liabilities	193,683	275,451

Total liabilities	25,495,387	23,555,288

Commitments and contingencies
Preferred units, at liquidation value	25,537	25,537
EQUITY:
Partners' Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	43,815	44,062
General Partner, 309,418,080 and 310,787,910 units outstanding, respectively	4,525,460	5,049,115
Limited Partners, 51,816,724 and 52,846,682 units outstanding, respectively	758,219	858,557

Total partners' equity	5,327,494	5,951,734
Nonredeemable noncontrolling deficit interests in properties, net	(188)	(229)

Total equity	5,327,306	5,951,505

Total liabilities and equity	$30,848,230	$29,532,330

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Minimum rent	$788,368	$740,214	$2,309,951	$2,190,983
Overage rent	47,433	52,502	123,419	123,336
Tenant reimbursements	373,223	350,595	1,077,702	1,018,316
Management fees and other revenues	38,568	36,396	113,674	101,145
Other income	72,545	54,987	260,736	139,918

Total revenue	1,320,137	1,234,694	3,885,482	3,573,698

EXPENSES:
Property operating	115,820	106,742	315,418	294,318
Depreciation and amortization	289,360	281,661	873,243	849,369
Real estate taxes	114,145	97,359	327,519	291,058
Repairs and maintenance	21,189	21,416	73,599	72,838
Advertising and promotion	38,756	38,359	98,727	99,128
(Recovery of) provision for credit losses	(361)	1,769	6,172	8,635
Home and regional office costs	37,204	40,753	112,454	120,999
General and administrative	14,838	14,388	45,182	44,842
Other	31,599	24,690	74,025	62,457

Total operating expenses	662,550	627,137	1,926,339	1,843,644

OPERATING INCOME	657,587	607,557	1,959,143	1,730,054
Interest expense	(229,654)	(249,780)	(692,801)	(758,945)
Loss on extinguishment of debt	—	(127,573)	—	(127,573)
Income and other taxes	(3,658)	(6,589)	(13,440)	(20,078)
Income from unconsolidated entities	68,221	55,631	203,289	168,473
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	17,717	223,266	154,242

Consolidated income from continuing operations	492,496	296,963	1,679,457	1,146,173
Discontinued operations and gain on disposal	—	—	—	67,524
Discontinued operations transaction expenses	—	—	—	(38,163)

CONSOLIDATED NET INCOME	492,496	296,963	1,679,457	1,175,534
Net income attributable to noncontrolling interests	839	750	2,138	1,720
Preferred unit requirements	1,313	1,313	3,939	3,939

NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$490,344	$294,900	$1,673,380	$1,169,875

NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$420,009	251,968	$1,432,086	$1,000,203
Limited Partners	70,335	42,932	241,294	169,672

Net income attributable to unitholders	$490,344	$294,900	$1,673,380	$1,169,875

BASIC AND DILUTED EARNINGS PER UNIT
Income from continuing operations	$1.36	$0.81	$4.62	$3.14
Discontinued operations	—	—	—	0.08

Net income attributable to unitholders	$1.36	$0.81	$4.62	$3.22

Consolidated net income	$492,496	$296,963	$1,679,457	$1,175,534
Unrealized (loss) gain on derivative hedge agreements	(6,884)	5,354	12,455	(2,187)
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	2,819	2,673	(72,090)	7,947
Currency translation adjustments	(6,033)	(74,029)	(144,826)	(56,250)
Changes in available-for-sale securities and other	8,004	(8,487)	(14,080)	(7,806)

Comprehensive income	490,402	222,474	1,460,916	1,117,238
Comprehensive income attributable to noncontrolling interests	839	750	2,138	1,720

Comprehensive income attributable to unitholders	$489,563	$221,724	$1,458,778	$1,115,518

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,679,457	$1,175,534
Adjustments to reconcile consolidated net income to net cash provided by operating activities —
Depreciation and amortization	920,689	973,634
Loss on debt extinguishment	—	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	(223,266)	(154,484)
Gain on sale of marketable securities	(80,187)	—
Straight-line rent	(39,627)	(36,952)
Equity in income of unconsolidated entities	(203,289)	(169,125)
Distributions of income from unconsolidated entities	191,886	148,502
Changes in assets and liabilities —
Tenant receivables and accrued revenue, net	55,676	45,362
Deferred costs and other assets	(87,403)	(54,622)
Acounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	4,892	(123,200)

Net cash provided by operating activities	2,218,828	1,932,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,410,881)	(85,459)
Funding of loans to related parties	—	(42,685)
Repayments of loans to related parties	—	105,175
Capital expenditures, net	(772,850)	(467,084)
Cash impact from the consolidation of properties	—	5,402
Investments in unconsolidated entities	(233,416)	(155,815)
Purchase of marketable and non-marketable securities	(49,157)	(323,508)
Proceeds from sale of marketable and non-marketable securities	454,012	—
Distributions of capital from unconsolidated entities and other	739,845	372,560

Net cash used in investing activities	(1,272,447)	(591,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units	(3,547)	(122)
Cash impact of Washington Prime spin-off	—	(33,776)
Redemption of limited partner units	—	(14,435)
Purchase of preferred stock, limited partner units and treasury stock	(505,691)	—
Purchase of noncontrolling interest in consolidated properties and other	—	(172,652)
Distributions to noncontrolling interest holders in properties	(6,026)	(19,486)
Contributions from noncontrolling interest holders in properties	777	686
Partnership distributions	(1,616,522)	(1,402,916)
Loss on debt extinguishment	—	(127,573)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	6,346,923	2,685,376
Mortgage and unsecured indebtedness principal payments	(4,917,716)	(4,157,910)
Proceeds from issuance of debt related to Washington Prime properties, net	—	1,003,135

Net cash used in financing activities	(701,802)	(2,239,673)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	244,579	(898,865)
CASH AND CASH EQUIVALENTS, beginning of period	612,282	1,716,863

CASH AND CASH EQUIVALENTS, end of period	$856,861	$817,998

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

3. Significant Accounting Policies

  Restatement of Financial Statements

            Our unaudited consolidated financial statements for the nine months ended September 30, 2015 have been restated to record the affect of a non-cash gain of $206.9 million, solely related to our equity method investment in Klépierre SA, or Klépierre, and its acquisition of Corio N.V., or Corio, in January, 2015 which should have been recorded in the first quarter of 2015. Klépierre issued 114 million additional shares of its common stock in connection with Klépierre's acquisition of Corio which effectively reduced our percentage ownership interest in Klépierre common shares from 28.9% to 18.3% during the quarterly period ending March 2015. As a result of Klépierre's issuance of additional shares and the reduction in our ownership interest, we were required to recognize a gain (or loss) based on the difference in Klépierre's issue price per share as compared to our carrying value per Klépierre share. This non-cash gain is recognized in our net income in the period the change of our ownership interest occurred. We sold no shares of Klépierre in 2015 in connection with Klépierre's Corio acquisition or otherwise. Additionally, on May 11, 2015, we purchased an additional 6.3 million shares of Klépierre increasing our ownership from 18.3% to 20.3%.

            The following table summarizes the effects of our restatement resulting from the adjustment.

	As of and for the Nine Months Ended September 30, 2015
	Previously Reported	Adjustment	Restated
	(amounts in thousands, except per unit data)
Consolidated Statements of Operations and Comprehensive Income:
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	$16,339	$206,927	$223,266
Consolidated net income	$1,472,530	$206,927	$1,679,457
Basic and diluted earnings per unit attributable to unitholders	$4.04	$0.57	$4.62
Consolidated Balance Sheets:
Investment in Klépierre, at equity	$1,801,587	$206,927	$2,008,514
Total partners' equity	$5,120,567	$206,927	$5,327,494

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

            The historical results of operations of the Washington Prime properties have been presented as discontinued operations in our consolidated statements of operations and comprehensive income. The accompanying consolidated statement of cash flows includes, within operating, investing and financing cash flows, those activities which related to our period of ownership of the Washington Prime properties.

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

            We also provide certain support services to the Washington Prime strip centers that were previously owned by us and certain of its central functions to assist Washington Prime as it establishes its stand-alone processes for various activities that were previously provided by us. These services, which do not constitute significant continuing support of Washington Prime's operations, include assistance in the areas of information technology, treasury and financial management, payroll, lease administration, taxation and procurement. The charges for such services are intended to allow us to recover costs of providing these services. The transition services agreement will terminate no later than two years following the date of the spin-off subject to a minimum notice period equal to the shorter of 180 days or one-half of the original service period. Transitional services fees earned for the three months ended September 30, 2015 and 2014 were $1.4 million and $1.3 million, respectively, and were $4.3 million and $1.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income attributable to Unitholders — Basic and Diluted	$490,344	$294,900	$1,673,380	$1,169,875

Weighted Average Units Outstanding — Basic and Diluted	361,234,111	363,645,178	362,584,302	363,421,835

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

  Changes in Equity

            The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to partners and equity attributable to noncontrolling interests:

	Preferred Units	Simon (Managing General Partner)	Limited Partners	Noncontrolling interests	Total Equity
January 1, 2015	$44,062	$5,049,115	$858,557	$(229)	$5,951,505
Limited partner units exchanged to units		7,907	(7,907)		—
Redemption of limited partner units		(147,841)	(14,843)		(162,684)
Treasury unit purchase		(343,007)			(343,007)
LTIP Units			35,459		35,459
Purchase and disposition of noncontrolling interests, net and other	(247)	3,984	(1)	764	4,500
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		91,294	(91,294)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(2,503)	(1,380,750)	(231,833)	(2,861)	(1,617,947)
Comprehensive income, excluding $1,436 attributable to preferred distributions on temporary equity preferred units	2,503	1,244,758	210,081	2,138	1,459,480

September 30, 2015	$43,815	$4,525,460	$758,219	$(188)	$5,327,306

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

  Results Overview

            Diluted earnings per unit increased $1.40 during the first nine months of 2015 to $4.62 from $3.22 for the same period last year. The increase in diluted earnings per unit was primarily attributable to:

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

            The following schedule reconciles total FFO to consolidated net income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Funds from Operations	$918,686	$689,381	$2,704,773	$2,338,550

Change in FFO from prior period	33.3%	–14.1%	15.7%	1.2%

Consolidated Net Income	$492,496	$296,963	$1,679,457	$1,175,534
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	285,490	277,936	861,570	915,040
Our share of depreciation and amortization from unconsolidated entities, including Klépierre	143,747	135,131	395,815	410,848
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(17,717)	(223,266)	(154,484)
Net income attributable to noncontrolling interest holders in properties	(839)	(750)	(2,138)	(1,720)
Noncontrolling interests portion of depreciation and amortization	(895)	(869)	(2,726)	(2,729)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)

Funds from Operations (A) (B) (C)	$918,686	$689,381	$2,704,773	$2,338,550

(A)
Includes FFO related to the Washington Prime properties, net of transaction expenses, of $108.0 million for the nine months ended September 30, 2014.

(B)
Includes FFO related to a gain on sale of marketable securities of $80.2 million for the nine months ended September 30, 2015.

(C)
FFO includes a loss on extinguishment of debt of $127.6 million for the three and nine months ended September 30, 2014.

            The following schedule reconciles consolidated net income to NOI and sets forth the computations of comparable property NOI.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of NOI of consolidated properties:
Consolidated Net Income	$492,496	$296,963	$1,679,457	$1,175,534
Discontinued operations	—	—	—	(67,524)
Discontinued operations transaction expenses	—	—	—	38,163
Income and other taxes	3,658	6,589	13,440	20,078
Interest expense	229,654	249,780	692,801	758,945
Income from unconsolidated entities	(68,221)	(55,631)	(203,289)	(168,473)
Loss on extinguishment of debt	—	127,573	—	127,573
Gain upon acquisition of controlling interests and sale or disposal of assets and interests in unconsolidated entities, net	—	(17,717)	(223,266)	(154,242)

Operating Income	657,587	607,557	1,959,143	1,730,054
Depreciation and amortization	289,360	281,661	873,243	849,369

NOI of consolidated properties	$946,947	$889,218	$2,832,386	$2,579,423

Reconciliation of NOI of unconsolidated entities:
Net Income	$189,470	$160,896	$581,729	$499,867
Interest expense	147,333	147,817	443,396	449,512
Gain on sale or disposal of assets and interests in unconsolidated entities	—	—	(35,779)	—
Income from operations of discontinued joint venture interests	—	—	—	(5,079)

Operating Income	336,803	308,713	989,346	944,300
Depreciation and amortization	145,351	147,946	435,615	442,141

NOI of unconsolidated entities	$482,154	$456,659	$1,424,961	$1,386,441

Total consolidated and unconsolidated NOI from continuing operations	$1,429,101	$1,345,877	$4,257,347	$3,965,864

Change in total NOI from continuing operations from prior period	6.2%	7.2%	7.3%	8.8%
Adjustments to NOI:
NOI of discontinued consolidated properties	—	—	—	169,828
NOI of discontinued unconsolidated properties	—	—	—	17,445

Total NOI of our portfolio	$1,429,101	$1,345,877	$4,257,347	$4,153,137

Change in NOI from prior period	6.2%	–1.4%	2.5%	4.4%
Add: Our share of NOI from Klépierre	52,086	51,440	138,747	171,506
Less: Joint venture partners' share of NOI from continuing operations	253,199	235,205	744,467	712,870
Less: Joint venture partner's share of NOI from discontinued operations	—	—	—	12,998

Our share of NOI	$1,227,988	$1,162,112	$3,651,627	$3,598,775

Change in our share of NOI from prior period	5.7%	–2.8%	1.5%	3.3%
Total NOI of our portfolio	$1,429,101	$1,345,877	$4,257,347	$4,153,137
NOI from non comparable properties (1)	220,386	187,368	723,843	749,324

Total NOI of comparable properties (2)	$1,208,715	$1,158,509	$3,533,504	$3,403,813

Increase in NOI of U.S. Malls, Premium Outlets, and The Mills that are comparable properties	4.3%		3.8%

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

            Simon's management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.

            Consideration of Restatement.    In light of the amendment and restatement discussed in Note 3 of the condensed notes to the unaudited interim consolidated financial statements, resulting from the non-cash error identified as part of our year end reporting procedures and controls, our Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, including whether the non-cash error was the result of a material weakness in our internal control over financial reporting. As part of this assessment, among other matters, we reconsidered whether our existing controls around the accounting for capital transactions at our equity method investees are expected to provide us with a reasonable level of assurance in meeting their stated objective. In this assessment, we considered both the controls that were in place during our interim periods and the controls that were in place in connection with our year end reporting procedures. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that the controls that functioned as part of our year end reporting procedures were sufficient to provide us with a reasonable level of assurance of their effectiveness, and that had such controls functioned on an interim basis — as they now have been implemented as of December 31, 2015 — they would have been sufficient to detect the non-cash error in our unaudited interim consolidated financial statements as of September 30, 2015.

            Changes in Internal Control Over Financial Reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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